Form 10-K
period 2001-12-31
NORTHRIM BANCORP INC
filed 2002-03-26
CIK 1163370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-33501

Northrim BanCorp, Inc.
(Exact name of registrant as specified in its charter)

Alaska (State or other jurisdiction of incorporation or organization)	92-0175752 (I.R.S. Employer Identification Number)

3111 C Street Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, $1.00 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes ☐    No ☐

        The aggregate market value of common stock held by non-affiliates of registrant at March 11, 2002 was $83.6 million.

        The number of shares of registrant's common stock outstanding at March 11, 2002 was 6,110,966.

        Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Annual Report to Shareholders for the year ended December 31, 2001 referenced in Parts I, II and IV of this Form 10-K are incorporated by reference therein. The portions of the Proxy Statement for Northrim BanCorp's Annual Shareholders' Meeting to be held on May 2, 2002 referenced in Part III of this Form 10-K are incorporated by reference therein. Except for parts of the Northrim BanCorp's 2001 Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

CROSS REFERENCE SHEET

Location in Annual Report to Shareholders and Definitive Proxy Statement
Items required by Form 10-K

Form 10-K		Annual Report to Shareholders and Definitive Proxy Statement
Part and Item No.	Caption	Caption	Page Number
Part I		Annual Report to Shareholders
Item 1	Investment Activities	Note 4, Notes to Consolidated Financial Statements	16
	Lending Activities	Note 5 and 16, Notes to Consolidated Financial Statements	17, 22
Item 2	Properties	Note 7, Notes to Consolidated Financial Statements	19
Part II		Annual Report to Shareholders
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion") —Market for Common Stock and Market Price for Common Stock	35
Item 6	Selected Financial Data	Financial Highlights—Selected Financial Data	I
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	Management's Discussion	25
Item 7a	Quantitative and Qualitative Disclosure about Market Risks	Management's Discussion—Quantitative and Qualitative Disclosure about Market Risk	33
Item 8	Financial Statements and Supplementary Data	Audited Financial Statements	10
Part III		Definitive Proxy Statement
Item 10	Directors and Executive Officers of the Registrant	Information with Respect to Nominees	2
		Executive Officers	3
Item 11	Executive Compensation	Executive Compensation	4
Item 12	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	9
Item 13	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	8

i

ii

Part I

Note Regarding Forward Looking Statements

        This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements describe Northrim's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim's style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: expansion of the Alaska economy, improved net interest margins and the ability to maintain asset quality. There are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Northrim Bank's filings with the FDIC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Item 1.    Business

Overview

        Northrim BanCorp, Inc. (the "Company") is a publicly traded bank holding company with a wholly-owned subsidiary, Northrim Bank (the "Bank"), that is a state chartered, full-service commercial bank. The Company is regulated by the Board of Governors of the Federal Reserve System, and the Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began operations in Anchorage in December 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001 when we completed our bank holding company reorganization.

        We opened for business in 1990 shortly after the dramatic consolidation of the Alaska banking industry in the late 1980s that left three large commercial banks with over 93% of commercial bank deposits in greater Anchorage. Through successful implementation of our "Customer First Service" philosophy of providing our customers with the highest level of service, we capitalized on the opportunity presented by this consolidation and carved out a market niche among small business and professional customers seeking more responsive and personalized service. As a result, we have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $550.6 million in total deposits and $620.5 million in total assets at December 31, 2001.

1999 Branch Acquisition

        In June 1999, we acquired eight branches in Alaska from Bank of America, including loans and deposits. This acquisition was part of our long-term strategy to expand our service platform and increase our convenience to customers in order to grow market share and profitability. This acquisition more than doubled our account base and branch locations and added 80 new employees. We are now an approximately $621 million company with 10 branches and one loan production office. Together, our branches are accessible by approximately 75% of the Alaska population.

  •
  Anchorage.    We have two major financial centers in Anchorage, two smaller branches and three supermarket branches.

  •
  Fairbanks.    We opened our financial center in Fairbanks, Alaska's second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. We are currently analyzing additional market opportunities in this area.

  •
  Eagle River.    We also serve Eagle River, an upscale community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

  •
  Wasilla.    Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we have a supermarket branch and a loan production office. We plan to expand our presence in this market with a free- standing branch late in 2002.

New Core Software System

        In 2000, we selected a new software system to process our loan, deposit and general ledger accounts. We converted to the new system in the second quarter of 2001. This system, which utilizes an Oracle database and real-time customer transaction posting, initiates the process of modernizing our backroom processing. In 2002, we will take additional steps by adding an item and document imaging system and upgrading our Internet banking capabilities. These initiatives are being pursued to improve service levels to customers and achieve operational efficiencies.

Business Strategies

        In addition to our acquisition strategy, we are pursuing a strategy of aggressive internal growth. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

  •
  Continuing to provide "Customer First Service"

  •
  Emphasizing business and professional lending

  •
  Continuing to provide competitive and responsive real estate lending

  •
  Pursuing strategic opportunities for additional growth

        Providing Customer First Service.    We provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a "Customer First Service" philosophy, whereby customers are accorded the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This "Customer First Service" philosophy is combined with our emphasis on personalized, local decision making.

        Emphasizing Business and Professional Lending.    We endeavor to provide commercial lending products and services and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

        Providing Competitive and Responsive Real Estate Lending.    We are a major land development and residential construction lender and an active lender in the commercial real estate market. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships.

        Pursuing Strategic Opportunities for Additional Growth.    Management believes that the Bank of America branch acquisition significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

Services

        We provide a wide range of banking services in South Central and Interior Alaska to businesses, professionals, and individuals with high service expectations.

        Deposit Services.    Our deposit services include non-interest bearing checking accounts and interest-bearing time deposits, checking accounts, and savings accounts. Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Our money market deposit account pays interest based on the 90-day U.S. Treasury rate.

        Several of our innovative deposit services and products are:

  •
  An indexed money market deposit account;

  •
  A "Jump-Up" certificate of deposit ("CD") that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

  •
  An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

  •
  Arrangements to courier cash and non-cash deposits from our customers to their branch.

        Lending Services.    We are an active lender with an emphasis on commercial and real estate lending. We also have a significant niche in construction and land development lending in Anchorage, Fairbanks and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See "—Lending Activities."

        Other Customer Services.    In addition to our deposit and lending services, we offer our customers several 24-hour services: Telebanking, faxed account statements, Internet banking for individuals and businesses, and automated teller services. Other special services include personalized checks at account opening, overdraft protection from a credit card or savings account, extended banking hours (Monday through Friday, 9:00 a.m. to 6:00 p.m. for the lobby and 8:00 a.m. to 7:00 p.m. for the drive-up, and Saturday 10:00 a.m. to 3:00 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, "Express Service" for opening accounts by mail, three cash management programs to meet the specialized needs of business customers and courier agents who pick up both cash and non-cash deposits of customers.

Competition

        We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska U.S.A. Federal Credit Union, one of the nation's largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings. In addition, recent changes in banking law may expose us to competition from financial institutions not currently operating in Alaska.

        Management believes that Wells Fargo's acquisition of National Bank of Alaska ("NBA"), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. Our commercial sales department is conducting an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers.

        In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) and deposits increased 12% and 14%, respectively, from year-end 2000 to year-end 2001. At June 30, 2001, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 8% in Fairbanks, and 4% in the Matanuska Valley.

        The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2001, the most recent date for which comparative deposit information is available:

Market Share in Greater Anchorage Area

Financial institution	Number of branches		Total deposits	Market share of deposits
	(Dollars in thousands)
Northrim Bank	8	(1)	$456,752	21%
Wells Fargo Bank Alaska	17		913,472	43
First National Bank Alaska	10		549,510	26
Key Bank	4		173,155	8
First Interstate Bank of Alaska	3		48,210	2

Total	42		$2,141,099	100%

(1)
Does not reflect our Fairbanks or Wasilla branch or our Wasilla loan production office.

Employees and Key Personnel

        We had 230 full-time equivalent employees at February 1, 2002. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

        We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer, Christopher N. Knudson, our Executive Vice President and Chief Operating Officer, Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer, and Joe Schierhorn, our Senior Vice President and Chief Financial Officer. While we maintain key-man life insurance on the lives of Messrs. Langland, Knudson and Mollozzi in the amounts of $1.5 million, $500,000 and $500,000, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson or Mr. Mollozzi with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently we do not maintain keyman life insurance on the life of Mr. Schierhorn.

Alaska Economy

        All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska generally and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2001, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2001, $166.8 million, or 35%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

        Alaska's residents are not subject to any state income or state sales taxes and for the past 17 years have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation which is supported by royalties from oil production. The distribution was $1,850 per eligible resident in 2001 for an aggregate distribution of approximately $1.2 billion. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

        Alaska is strategically located on the Pacific Rim, nine hours by air from 95% of the industrialized world, and has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe. Anchorage's airport is now rated first in the nation in terms of landed tonnage of cargo. Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo and transportation industries.

        The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 75% of the revenue used to fund state government operations. Recent increases in crude oil and natural gas prices have spurred oil industry interest in expanding oil exploration and development activity and bringing North Slope gas to market. After a year of extensive review, the Alaska Natural Gas Policy Council reported that a natural gas pipeline project that would bring the gas to the North American markets could be economic and attractive to certain private investors. However, preliminary studies conducted by the oil industry have indicated that the proposed North Slope natural gas project is not economically feasible at this time.

Thus, the ultimate economic viability of the project and its timing are uncertain. In addition, the state's largest oil producer, British Petroleum, has moved the management of its exploration activities outside of the state and significantly scaled back its exploration plans for the near future.

        Tourism is another major employment sector of the Alaskan economy. The events of September 11, 2001 have had a negative effect on bookings for 2002. Recent reports from the Alaskan tourism industry have indicated that many operators are predicting as much as a 20% decline in activity in 2002.

        In addition to the challenges in several of Alaska's major industries, the state is currently facing a "fiscal gap" because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (CBR) that was created for this situation. The state currently projects that the fiscal gap will continue to widen and that the CBR will be depleted within several years. The public and the legislature are debating a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska's largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund which would significantly decrease the size of the annual dividend paid to all Alaska residents, and 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

Supervision and Regulation

        The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHC Act") registered with and subject to examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company's bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations (the "Division"). The FDIC insures the Bank's deposits and in that capacity also regulates the Bank.

        The Company's earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Alaska. For example, these include limitations on the ability of the Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

        Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the "GLB Act"), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. It is likely that the Company will utilize the new structure to accommodate an expansion of its products and services.

        The activities of bank holding companies, such as the Company, that are not financial holding companies are generally limited to managing or controlling banks. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank activities of a bank holding company are also generally limited to the acquisition of up to 5% of the voting shares and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.

        The GLB Act also included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public personal information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.

        Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

        There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, and to their non-bank affiliates, such as the Company.

        Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

        Among other things, applicable federal and state statutes and regulations which govern a bank's activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

        Specifically with regard to the payment of dividends, there are certain limitations on the ability of the Company to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

        Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Additionally, depending upon the circumstances, the FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

        Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. The Company could be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such policy.

        The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized."

        Northrim Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

        In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

        The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

        The earnings of the Company are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Lending Activities

        General.    Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans consumer loans, and credit cards. We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

        Credit Authority and Loan Limits.    All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to us, including the indebtedness of any guarantor.

        Generally, we are permitted to make loans to one borrower of up to 15% of our unimpaired capital and surplus. Our loan-to-one-borrower limitation was $10.2 million at December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Provision for Loan Losses."

        Loan Policy.    Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan reviews by experienced officers who examine quality, loan documentation, and compliance with laws and regulations.

        Loan Portfolio Composition.    The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Commercial loans	$166,845	34.57%	$138,047	33.39%	$126,182	31.92%	$101,520	38.35%	$103,028	50.42%
Real estate loans:
Construction	68,952	14.29	58,042	14.04	68,343	17.29	53,910	20.37	43,066	21.07
Real estate term	177,493	36.78	162,226	39.24	145,340	36.77	82,713	31.25	50,351	24.64
Real estate loans for sale	19,496	4.04	130.03		4,283	1.08	18,667	7.05	—	—
Consumer loans	52,236	10.83	57,397	13.88	53,975	13.66	9,550	3.61	9,393	4.60

Total	485,022	100.51	415,842	100.58	398,123	100.72	266,360	100.63	205,838	100.73
Less:
Unearned purchase Discount	(271)	(.06)	(586)	(.14)	(1,037)	(.26)	(69)	(0.03)	(69)	(0.03)
Unearned loan fees net of origination costs	(2,189)	(..45)	(1,811)	(.44)	(1,812)	(.46)	(1,587)	(0.60)	(1,427)	(0.70)

Net loans	$482,562	100.00%	$413,445	100.00%	$395,274	100.00%	$264,704	100.0%	$204,342	100.00%

        The following table presents at December 31, 2001, the aggregate maturities of our commercial and real estate construction loans.

	Maturing
	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in thousands)
Commercial	$79,380	$44,698	$42,767	$166,845
Real estate construction	67,106	1,846	—	68,952

Total	$146,486	$46,544	$42,767	$235,797

Fixed-rate loans	$62,682	$19,514	$27,043	$109,239
Variable rate loans	83,804	27,030	15,724	126,558

Total	$146,486	$46,544	$42,767	$235,797

        Commercial Loans.    Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority ("AIDEA"). Commercial loans represented 35% of our total loans outstanding as of December 31, 2001. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

Construction Loans

    Land Development.    We are a major land development and residential construction lender. At December 31, 2001, we had $31.4 million of residential subdivision land development loans outstanding, or 7% of total loans.

    One-to-Four-Family Residences.    We financed approximately one third of the single-family houses constructed in Anchorage in 2001. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2001, we had

    $34.9 million of one-to-four-family residential construction loans or 7% of total loans. Of the homes under construction at December 31, 2001, for which these loans had been made, 56% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

    Commercial Construction.    We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

        Residential Mortgages.    In 1998, our wholly owned subsidiary, Northrim Capital Investment Corporation, purchased a 30% interest in the profit and losses of Residential Mortgage LLC ("RML"), a mortgage company with offices throughout Alaska, in order for us to obtain a presence in the residential mortgage market. When originating residential mortgage loans, RML obtains a firm commitment from long-term investors to buy the loans at a specified interest rate and under other specified terms. We buy loans originated by RML and generally hold these loans for less than 45 days before they are purchased by the long-term investor. At December 31, 2001, we held $19.5 million of RML-originated loans, which was 4% of our total loans at that date.

        Commercial Real Estate.    We are an active lender in the commercial real estate market. At December 31, 2001 our commercial real estate loans were $177.5 million, or 37% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 25% of these loans originated by Northrim resets every three years based on the spread over an index rate, normally the three-year Treasury rate. The commercial real estate loans we acquired in the Bank of America branch acquisition generally have a fixed interest rate for the life of the loan.

        We often sell all or a portion of our commercial real estate loans to two State of Alaska entities that were established to provide long-term financing in the State, AIDEA, and the Alaska Housing Finance Corporation ("AHFC"). We often sell up to an 80% loan participation to AIDEA. AIDEA's portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA's loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending. We also originate and sell to AHFC, loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide on-going servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.

        Consumer Loans.    We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We have introduced our own Visa™ and Visa™ | Gold cards and business credit card, and we provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers.

        Commitments and Contingent Liabilities.    In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 16 to "Notes to Consolidated Financial Statements" in our Annual Report for the year ended December 31, 2001.

Investment Activities

        Our investment portfolio consists primarily of U.S. Treasury and government agency securities, mortgage-backed securities and municipal securities. Our investment portfolio increased by $3.4 million in 2001 and by $23.5 million in 2000. The average maturity of the investment portfolio was 4 years at December 31, 2001.

        Composition.    Our investment portfolio is divided into two classes:

    Securities Available For Sale.    These are securities we may hold for indefinite periods of time and which we do not intend to hold to maturity. These securities include those that management intends to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. We carry these securities at market value with any unrealized gains or losses reflected as an adjustment to shareholders' equity.

    Securities Held To Maturity.    These are securities, which we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities for the foreseeable future. These securities are carried at amortized cost.

        The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized Cost	Market Value
	(Dollars in thousands)
Securities Available for Sale:
December 31, 2001:
U.S. Treasuries	$502	$497
U.S. Agency	70,946	71,830
Mortgage-backed securities	1,784	1,784

Total	$73,232	$74,111

December 31, 2000:
U.S. Treasuries	$2,519	$2,514
U.S. Agency	66,436	66,584
Mortgage-backed securities	2,366	2,315

Total	$71,321	$71,413

December 31, 1999:
U.S. Treasuries	$7,051	$6,999
U.S. Agency	38,667	37,865
Mortgage-backed securities	2,469	2,350

Total	$48,187	$47,214

	Amortized Cost	Market Value
	(Dollars in thousands)
Securities Held to Maturity:
December 31, 2001:
Municipal securities	$1,832	$1,869
FHLB stock	2,660	2,660

Total	$4,492	$4,529

December 31, 2000:
Municipal securities	$1,301	$1,315
FHLB stock	2,485	2,485

Total	$3,786	$3,800

December 31, 1999:
Municipal securities	$2,190	$2,196
FHLB stock	2,331	2,331

Total	$4,521	$4,527

  Market Value, Maturities and Weighted Average Yields.    The following table sets forth the market value, maturities and weighted average yields of our investment portfolio at December 31, 2001:

	Maturing
	Less than one year	One to five years	Five to ten years	Due after ten years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries
Balance	$—	$497	$—	$—	$497
Weighted average yield	—%	2.48%	—%	—%	2.48%
U.S. Agency
Balance	$—	$56,061	15,769	$—	$71,830
Weighted average yield	—%	5.49%	6.21%	—%	5.69%
Mortgage-backed securities
Balance	$—	$—	$—	$1,784	$1,784
Weighted average yield	—%	—%	—%	5.05%	5.05%
Total
Balance	$—	$56,558	$15,769	$1,784	$74,111
Weighted average yield	—%	5.49%	6.21%	5.05%	5.64%
Securities held to maturity:
Municipal securities
Balance	$555	$712	$385	$217	$1,869
Weighted average yield	4.49%	4.49%	4.41%	4.98%	4.53%

  Recorded and Market Values.    The following table summarizes the recorded and market values of our investment portfolio by contractual maturity groups at December 31, 2001:

	At December 31, 2001
	Recorded Value	Market Value
	(Dollars in thousands)
Amount maturing:
Within one year	$550	$555
Greater than one year and less than five years	56,551	57,270
Greater than five years and less than ten years	15,966	16,154
After ten years	1,997	2,001

Total	$75,064	$75,980

        At December 31, 2001, we held no securities of any single issuer (other than U.S. Treasuries and governmental agencies) that exceeded 10% of our shareholders' equity.

Item 2.    Properties

        The following sets forth information about our branch locations:(1)

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 550 West Seventh Avenue, Anchorage, AK	Traditional	Leased
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned
Aurora Village Branch 1650 West Northern Lights Blvd., Anchorage, AK	Supermarket	Leased
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased
Jewel Lake Branch 4000 West Dimond Blvd., Anchorage, AK	Supermarket	Leased
36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased
Wasilla Branch 595 Parks Highway, Wasilla, AK	Supermarket	Leased
Mat-Su Commercial Lending Office 3035 East Palmer-Wasilla Highway, Wasilla, AK	Loan Production	Leased
Fairbanks Financial Center 714 Fourth Avenue, Fairbanks	Traditional	Leased

(1)
In the Bank of America branch acquisition, we also acquired the lease for the Bank of America branch at 3000 C Street. In November 1999, we consolidated the operations with our main branch, which is located across the street, and sublet half the facility effective April 1, 2000.

Item 3.    Legal Proceedings

        The Company is from time to time a defendant in and is threatened with various legal proceedings arising from its regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

        The information required by Item 5 of Part II is incorporated by reference from page 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

Item 6.    Selected Financial Data

        The information required by Item 6 of Part II is incorporated by reference from page i of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The information required by Item 7 of Part II is incorporated by reference from pages 25 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001. The statement contained at page 25 concerning certain forward-looking statements is expressly incorporated by reference into this Item 7.

Item 7a.    Quantitative and Qualitative Disclosure about Market Risks

        The information required by Item 7a of Part II is incorporated by reference from pages 33 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

Item 8.    Financial Statements and Supplementary Data

        The information required by Item 8 of Part II is incorporated by reference from pages 10 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001. The notes to financial statements contained therein are expressly incorporated by reference into this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by Item 10 of Part III is incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the Annual Shareholders' Meeting to be held May 2, 2002.

Item 11.    Executive Compensation

        The information required by Item 11 of Part III is incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the Annual Shareholders' Meeting to be held May 2, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 of Part III is incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the Annual Shareholders' Meeting to be held May 2, 2002.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 13 of Part III is incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A for the Annual Shareholders' Meeting to be held May 2, 2002.

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements:
		The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:
		Consolidated Balance Sheets as of December 31, 2001 and 2000
		Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999
		Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
		Notes to Consolidated Financial Statements
	(2)	Exhibits
		See Index to Exhibits for this Form 10-K.
(b)	Reports on Form 8-K:
	None.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

Northrim Bank

By	/s/ R. MARC LANGLAND R. Marc Langland Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 2002.

Principal Executive Officer:

/s/ R. MARC LANGLAND R. Marc Langland Chairman, President and Chief Executive Officer
Principal Financial Officer:

/s/ JOSEPH M. SCHIERHORN Joseph M. Schierhorn Senior Vice President, Chief Financial Officer, Compliance Manager

        R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 26, 2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Larry J. Cash	Mark G. Copeland
Frank A. Danner	Ronald A. Davis
Anthony Drabek	Christopher N. Knudson
R. Marc Langland	Richard L. Lowell
Irene Sparks Rowan
By	/s/ R. MARC LANGLAND R. Marc Langland, as Attorney-in-fact March 26, 2002

    •    Index to Exhibits

EXHIBIT NUMBER	NAME OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.3	Restated and amended Employment Contract with R. Marc Langland.(1)
10.4	Restated and amended Employment Contract with Christopher N. Knudson(1)
10.5	Restated and amended Employment Contract with Victor P. Mollozzi(1)
10.6	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(1)
13	Annual Report of Shareholders for year ended December 31, 2001(1)
21	Subsidiaries Northrim Bank
23	Consent of KPMG LLP(2)
24	Power of Attorney(2)

(1)
Incorporated by reference to the Company's Form 8-A, filed with the SEC on January 14, 2002.

(2)
Filed with this Form 10-K.

QuickLinks

CROSS REFERENCE SHEET Location in Annual Report to Shareholders and Definitive Proxy Statement Items required by Form 10-K
Table of Contents
Part I
Market Share in Greater Anchorage Area
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7a. Quantitative and Qualitative Disclosure about Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
• Index to Exhibits