Form 10-Q
period 2002-03-31
NORTHRIM BANCORP INC
filed 2002-05-13
CIK 1163370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number 000-33501

NORTHRIM BANCORP, INC.
(Exact name of registrant as specified in its charter)

Alaska	92-0175752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3111 C Street Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

(907)562-0062
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

The number of shares of the issuer's Common Stock outstanding at April 30, 2002 was 6,110,966.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets
	—March 31, 2002 (unaudited)	3
	—December 31, 2001	3
	Consolidated Statements of Income (unaudited)
	—Three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Comprehensive Income (unaudited)
	—Three months ended March 31, 2002 and 2001	5
	Consolidated Statements of Cash Flows (unaudited)
	—Three months ended March 31, 2002 and 2001	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$21,585	$26,040
Money market investments	12,842	15,832
Investment securities held to maturity	1,832	1,832
Investment securities available for sale	70,897	74,111
Investment in Federal Home Loan Bank stock	2,699	2,660
Real estate loans for sale	4,297	19,496
Loans	473,918	463,066
Allowance for loan losses	(7,537)	(7,200)

Net loans	470,678	475,362
Premises and equipment, net	5,855	5,877
Accrued interest receivable	3,389	3,470
Intangible assets	7,646	7,737
Other assets	8,531	7,597

Total Assets	$605,954	$620,518

LIABILITIES
Deposits:
Demand	$120,656	$128,881
Interest-bearing demand	50,337	49,916
Savings	60,933	47,669
Money market	118,969	139,524
Certificates of deposit less than $100,000	82,477	86,631
Certificates of deposit greater than $100,000	101,966	97,986

Total deposits	535,338	550,607

Borrowings	4,355	5,682
Other liabilities	4,282	3,438

Total liabilities	543,975	559,727
SHAREHOLDERS' EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,110,966 and 6,106,823 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	6,111	6,107
Additional paid-in capital	47,053	47,023
Retained earnings	8,825	7,140
Accumulated other comprehensive income—unrealized gain (loss) on securities, net	(10)	521

Total shareholders' equity	61,979	60,791

Total Liabilities and Shareholders' Equity	$605,954	$620,518

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(dollar amounts in thousdands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Interest Income
Interest and fees on loans	$9,627	$10,886
Interest on investment securities:
Assets available for sale	997	1,089
Assets held to maturity	60	55
Interest on money market investments	33	255

Total Interest Income	10,717	12,285
Interest Expense
Interest expense on deposits and borrowings	2,691	5,003

Net Interest Income	8,026	7,282
Provision for loan losses	360	360

Net Interest Income After Provision for Loan Losses	7,666	6,922
Other Operating Income
Service charges on deposit accounts	389	417
Other income	602	564

Total Other Operating Income	991	981
Other Operating Expense
Salaries and other personnel expense	3,111	2,966
Occupancy, net	476	464
Equipment expense	370	388
Marketing expense	311	301
Supply expense	94	122
Intangible asset amortization expense	92	209
Other expense	1,126	1,030

Total Other Operating Expense	5,580	5,480

Income before income taxes	3,077	2,423
Provision for income taxes	1,087	902

Net Income	$1,990	$1,521

Earnings Per Share, Basic	$0.33	$0.25

Earnings Per Share, Diluted	$0.31	$0.24

Weighted Average Shares Outstanding, Basic	6,108,204	6,101,396

Weighted Average Shares Outstanding, Diluted	6,335,146	6,233,860

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands)

	Three Months Ended: March 31,
	2002	2001
	(unaudited)	(unaudited)
Net income	$1,990	$1,521
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(470)	150
Less: reclassification adjustment for gains included in net income	31	21

Comprehensive income	$1,489	$1,650

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands)

	Three Months Ended: March 31,
	2002	2001
	(unaudited)	(unaudited)
Operating Activities
Net income	$1,990	$1,521
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security gains (losses)	(52)	(35)
Depreciation and amortization of premises and equipment	273	311
Amortization of software	87	60
Intangible asset amortization	92	209
Deferred tax expense (benefit)	(742)	3
Deferral of loan fees and costs, net	120	(110)
Gain on sale of building	(3)	(16)
Provision for loan losses	360	360
(Increase) decrease in accrued interest receivable	81	19
(Increase) decrease in other assets	(281)	(446)
Amortization of investment security premium, net of discount accretion	36	(69)
Increase (decrease) of other liabilities	847	554

Net Cash Provided by Operating Activities	2,808	2,361

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(23,089)	(22,959)
Proceeds from sales/maturities of securities:
Available-for-sale	25,750	24,532
Investments in loans:
Sales of loans and loan participations	43,780	19,563
Loans made, net of repayments	(39,576)	(40,772)
Purchases of premises and equipment	(251)	(594)

Net Cash Provided (Used) by Investing Activities	6,614	(20,230)

Financing Activities
Increase (decrease) in deposits	(15,269)	11,765
Increase (decrease) in borrowings	(1,327)	(1,243)
Net proceeds from issuance of common stock	34	0
Cash dividends paid	(305)	(278)

Net Cash Provided (Used) by Financing Activities	(16,867)	10,244

Net Increase (Decrease) in Cash and Cash Equivalents	(7,445)	(7,625)
Cash and cash equivalents at beginning of period	41,872	41,310

Cash and cash equivalents at end of period	$34,427	$33,685

Supplemental Information
Income Taxes Paid	$175	$50

Interest Paid	$2,777	$4,920

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2002 and 2001

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America (GAAP) and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002. These financial statements should be read in conjunction with Northrim BanCorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    RECENT STOCK DIVIDEND

Northrim paid a 10% stock dividend on November 30, 2001 to shareholders of record on November 15, 2001. Earnings per share for the 2001 periods were restated to reflect the stock dividend.

3.    ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

The effect on the Company of Statement 142 for the first quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company's core deposit intangible asset was $92,000 for the first quarter of 2002. Both basic and diluted earnings per share would have been $.26 per share versus $.25 and $.24 per share, respectively, if amortization expense of $116,000 were not recorded in the first quarter of 2001.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset. Companies are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002, with early adoption encouraged. Northrim believes the adoption of Statement No. 143 will have no material impact on its financial statements.

4.    LENDING ACTIVITIES

The following table sets forth the Company's loan portfolio composition by loan type for the dates indicated:

	March 31, 2002		December 31, 2001
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
	(Dollars in thousands)
Commercial	$167,719	35%	$166,845	34%
Construction/development	64,805	14%	68,952	14%
Commercial real estate	190,230	40%	177,493	37%
Real estate loans for sale	4,297	1%	19,496	4%
Consumer	52,563	11%	52,236	11%

Total	479,614	100%	485,022	100%

Other, net	(1,399)		(2,460)

Net loans	$478,215		$482,562

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter
	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$7,200	$6,208
Charge-offs:
Commercial	40	181
Construction/development	0	0
Commercial real estate	0	0
Consumer	81	36

Total charge-offs	121	217
Recoveries:
Commercial	71	18
Construction/development	0	0
Commercial real estate	0	0
Consumer	27	1

Total recoveries	98	19
Provision for loan losses	360	360

Balance at end of period	$7,537	$6,370

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans and real estate owned. The following table sets forth information with respect to nonperforming assets:

	3/31/2002	12/31/2001	3/31/2001
	(Dollars in thousands)
Nonaccrual loans	$2,489	$2,615	$2,718
Accruing loans past due 90 days or more	1,562	965	121
Restructured loans	—	—	45

Total nonperforming loans	4,051	3,580	2,884
Real estate owned	—	—	—

Total nonperforming assets	$4,051	$3,580	$2,884

Allowance for loan losses	$7,537	$7,200	$6,370

5.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

The following table compares average shares and earnings per share for the first quarter of 2002 and 2001:

	March 31, 2002			March 31, 2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
	(Dollars in thousands)			(Dollars in thousands)
Net income/average shares issued	$1,990	6,108		$1,521	6,101

Basic EPS	1,990	6,108	$0.33	1,521	6,101	$0.25
Incremental shares under stock plans:
Stock options		227			133

Diluted EPS	$1,990	6,335	$0.31	$1,521	6,234	$0.24

NORTHRIM BANCORP, INC.
PART I—FINANCIAL INFORMATION

ITEM TWO

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Warning about Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "will," "anticipate," "believe," "estimate," "expect," "should," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although we believe that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry including the events of September 11, 2001 and further similar events. In addition, there are risks inherent in the Company's industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the Federal Deposit Insurance Corporation (the "FDIC"). However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

OVERVIEW

Northrim BanCorp, Inc. (the "Company") is a publicly traded bank holding company (NASDAQ: NRIM) with a wholly-owned subsidiary, Northrim Bank (the "Bank"), that is a state chartered, full-service commercial bank. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products including electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. We opened our first branch in Fairbanks in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization.

One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska's two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2001.

In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. We plan to affect our future growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions. We plan to improve our presence in the Wasilla market by consolidating our existing supermarket branch and a loan production office into a free-standing branch late in 2002. In addition, in 2002, we will be exploring other branching options, and are currently analyzing additional market opportunities in the Fairbanks area.

The Company's total assets and deposits at March 31, 2002, were $606 million and $535.3 million, respectively, decreases of 2% and 3% respectively from December 31, 2001. Total assets and deposits increased 8% each from March 31, 2001. Net loans were $470.7 million at March 31, 2002, a decrease of 1% from December 31, 2001, an increase of 10% from March 31, 2001.

RESULTS OF OPERATION

NET INCOME

Net income for the first quarter ended March 31, 2002, was $2 million, or $.31 per diluted share, an increase in net income of 31%, and a 29% increase in diluted earnings per share as compared to $1.5 million and $.24 in the same period of 2001.

Revenue (net interest income and other operating income) grew $754,000 or 9%, to $9 million for the first quarter of 2002, compared to $8.3 million for the first quarter of 2001. The provision for loan losses was $360,000 for the first quarter of 2002 and 2001. Other operating expenses increased $100,000, or 2%, to $5.6 million in the first quarter of 2002 from $5.5 million for the same period in 2001.

NET INTEREST INCOME

Net interest income for the first quarter of 2002 increased $744,000, or 10%, to $8 million from $7.3 million in 2001. The following table compares average balances and rates for the first quarter of 2002 and 2001:

	Average Balances			Average Yields/Costs
	2002	2001	Change	2002	2001	Change
	(Dollars in thousands)
Loans	$479,840	$425,103	$54,737	8.19%	10.47%	-2.28%
Short-term investments	8,156	18,935	(10,779)	1.64%	5.36%	-3.72%
Long-term investments	78,447	73,044	5,403	5.51%	6.34%	-0.83%

Earning assets	566,443	517,082	49,361	7.72%	9.70%	-1.98%

Nonearning assets	42,660	37,736	4,924

Total assets	$609,103	$554,818	$54,285

Interest-bearing liabilities	$423,909	$399,045	$24,864	2.58%	5.09%	-2.51%
Demand deposits	119,808	96,827	22,981
Other liabilities	3,596	3,707	(111)
Equity	61,790	55,239	6,551

Total	$609,103	$554,818	$54,285

Net tax equivalent margin on earning assets				5.80%	5.78%	0.02%

Interest-earning assets averaged $566.4 million for the first quarter of 2002, an increase of $49.4 million, or 10%, over the $517.1 million average for the comparable period in 2001. The tax equivalent yield on earning assets averaged 7.72% in 2002, a decrease of 198 basis points from 9.70% for the same period in 2001.

Loans, the largest category of interest-earning assets, increased by $54.7 million, or 13%, to an average of $479.8 million in the first quarter of 2002 from $425.1 million in the same period of 2001. Commercial loans, real estate term loans, construction loans and real estate loans for sale grew $21.2 million, $22 million, $8.9 million and $7.5 million respectively, on average between the first quarters. Consumer loans declined $4.8 million on average. The tax equivalent yield on the loan portfolio averaged 8.19% for the first quarter of 2002, a decrease of 228 basis points from 10.47% a year ago. The prime-lending rate dropped 325 basis points from one year ago. The Company had $139.9 million in loans indexed to the prime-lending rate on March 31, 2002, or 29% of total loans, which in part explains the decrease in the tax equivalent yield on the loan portfolio. The unprecedented drop in interest rates has also led to an increase in refinance activity in the Company's commercial real estate portfolio, which is typically comprised of longer-term loans. This refinance activity may put further downward pressure on the Company's interest margin in the future. Loan fees net of amortization through March 31, 2002, totaled $743,000, down 1% from fees of $750,000 through March 31, 2001.

Interest-bearing liabilities averaged $423.9 million for the first quarter of 2002, an increase of $24.9 million, or 6%, compared to $399 million for the same period in 2001. The average cost of interest- bearing liabilities decreased 251 basis points to 2.58% for the first quarter of 2002 compared to 5.09% for the first quarter of 2001. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve's rate reductions during 2001. The weighted average life of the Company's certificate of deposits is slightly less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities, which could have a negative impact on its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the Company's deposit accounts which could also have a negative impact on its net interest margin.

The Company's net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.80% for the first quarter of 2002, an increase of 2 basis points from 5.78% for the same period in 2001.

OTHER OPERATING INCOME

Other operating income, excluding gains on the sale of assets, which can fluctuate significantly between periods, for the first quarter of 2002 was $939,000, an increase of $31,000, or 3%, compared to the same period in 2001.

Deposit service charges decreased $28,000, or 7%, in the first quarter of 2002 compared to the same quarter in the prior year. The change was due largely to a decrease in customer non-sufficient fund ("NSF") check activity.

Electronic banking fees are largely comprised of interchange and surcharge income from the Company's 20-machine ATM network and debit card transactions. Electronic banking fees remained level, in the first quarter of 2002 with the same period a year ago.

An increase in income from Northrim Capital Investments Co. ("NCIC"), a wholly-owned subsidiary of Northrim Bank, of $83,000 for the first quarter of 2002, from the first quarter of 2001, is a result of an increase in mortgages originated by the Bank's affiliated mortgage company, Residential Mortgage LLC ("Residential Mortgage"). NCIC owns a 30% profit interest in Residential Mortgage. Lower mortgage interest rates coupled with a strong residential housing market have increased mortgage originations both from refinance activity and from home purchase loans. Residential Mortgage produced significant mortgage loan volumes during the last nine months of 2001, which is not expected to be duplicated in 2002.

Set forth below is a schedule of the components of and change in Other Operating Income between the first quarters of 2002 and 2001:

	First Quarter
	2002	%	2001
	(Dollars in thousands)
Deposit service charges	$389	-7%	$417
Loan servicing fees	85	-3%	88
Income from NCIC	167	99%	84
Merchant & credit card fees	91	3%	88
Electronic banking revenue	146	-1%	147
Other	61	-27%	84

Subtotal	939	3%	908
Security gains (losses)	52	49%	35
Gain on sale of ORE	0	-100%	38

Total	$991	1%	$981

OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 2002 was $5.6 million, an increase of $100,000, or 2%, from $5.5 million in the same period in 2001. Salaries and benefits increased $145,000, or 5%, and other expenses increased $65,000, or 6% from $1.2 million in the first quarter 2001. At the beginning of this year, the Company implemented Financial Accounting Standards Board Statement 142 that sets forth the accounting for goodwill and other intangible assets. As a result, the Company is no longer amortizing expense related to goodwill effective the beginning of 2002. Amortization expense for other intangible assets for the first quarter of 2001 was $117,000.

Set forth below is a schedule of the components of and change in Other Operating Expense between the first quarters of 2002 and 2001:

	First Quarter
	2002	%	2001
	(Dollars in thousands)
Salaries & benefits	$3,111	5%	$2,966
Occupancy	479	3%	464
Equipment	370	-5%	388
Marketing	311	3%	301
Intangible asset amortization-goodwill	0	-100%	117
Intangible asset amortization-core deposit	92	0%	92
Other expense	1,217	6%	1,152

Total	$5,580	2%	$5,480

INCOME TAXES

The provision for income taxes increased $185,000, or 21%, to $1.1 million in the first quarter of 2002 compared to the same period in 2001. The effective tax rates for the first quarter of 2002 and 2001 were 35% and 37%, respectively. In 2002, the Company moved to a 35% federal income tax bracket versus the 34% one in the prior year. As a result, the Company's deferred tax asset was revalued and increased while its income tax expense was reduced, which in part explains the decrease in the effective tax rate in 2002.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

The following table sets forth the Company's loan portfolio composition by loan type for the dates indicated:

	March 31, 2002		December 31, 2001
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
	(Dollars in thousands)
Commercial	$167,719	35%	$166,845	34%
Construction / development	64,805	14%	68,952	14%
Commercial real estate	190,230	40%	177,493	37%
Real estate loans for sale	4,297	1%	19,496	4%
Consumer	52,563	11%	52,236	11%

Total	479,614	100%	485,022	100%

Other, net	(1,399)		(2,460)

Net loans	$478,215		$482,562

ORIGINATION AND SALE OF LOANS

Periodically, the Company invests its excess liquidity in single-family mortgage loans that have been originated by Residential Mortgage and which are committed for resale, generally within 45 days, at preset interest rates prior to the Company's purchase. At March 31, 2002, these loans totaled $4.3 million, down 78% from $19.5 million at March 31, 2001. Residential Mortgage sold fewer loans to the Company in the first quarter of 2002 because its loan volume declined due to an end of the refinance boom of 2001. In addition, Residential Mortgage developed other sources to sell its loans to in the secondary market in 2002. The Company also earns a small fee for each loan that it purchases in this manner.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company recorded a $360,000 provision for loan losses for the first quarter of 2002 and 2001. There was $23,000 in net loan charge-offs during the first quarter of 2002, compared to $198,000 of net charge-offs for the same period in 2001.

The Allowance for Loan Losses was $7.5 million, or 1.59% of total portfolio loans outstanding (which excludes $4.3 million of real estate loans for sale), at March 31, 2002, compared to $6.4 million, or 1.49%, of total portfolio loans, at March 31, 2001. The Allowance represented 186% of non-performing loans at March 31, 2002, as compared to 221% at March 31, 2001. The Allowance for Loan Losses is considered adequate to absorb potential losses. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived softening of the overall, national economy.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter
	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$7,200	$6,208
Charge-offs:
Commercial	40	181
Construction/development	0	0
Commercial real estate	0	0
Consumer	81	36

Total charge-offs	121	217
Recoveries:
Commercial	71	18
Construction/development	0	0
Commercial real estate	0	0
Consumer	27	1

Total recoveries	98	19
Provision for loan losses	360	360

Balance at end of period	$7,537	$6,370

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans and real estate owned. The following table sets forth information with respect to nonperforming assets:

	03/31/02	12/31/01	03/31/01
	(Dollars in thousands)
Nonaccrual loans	$2,489	$2,615	$2,718
Accruing loans past due 90 days or more	1,562	965	121
Restructured loans	—	—	45

Total nonperforming loans	4,051	3,580	2,884
Real estate owned	—	—	—

Total nonperforming assets	$4,051	$3,580	$2,884

Allowance for loan losses	$7,537	$7,200	$6,370

Nonperforming loans to portfolio loans	0.85%	0.77%	0.68%
Nonperforming assets to total assets	0.67%	0.58%	0.52%
Allowance to portfolio loans	1.59%	1.55%	1.49%
Allowance to nonperforming loans	186%	201%	221%

Nonaccrual, Accruing Loans 90 Days or More Past Due and Restructured Loans.    The Company's financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. For financial reporting purposes, amounts received on nonaccrual loans generally will be applied first to principal and then to interest only after all principal has been collected.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower's weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected.

Total nonperforming loans at March 31, 2002, were $4.1 million, or 0.85% of total portfolio loans, an increase of $471,000 from December 31, 2001, and an increase of $1.2 million from March 31, 2001.

Potential Problem Loans.    At March 31, 2002, potential problem loans approximated $567,000, as compared to $1.5 million one year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at March 31, 2002, but about which there has developed serious doubts as to the borrower's ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

CAPITAL AND CAPITAL RATIOS

Shareholders' equity was $62 million at March 31, 2002, compared to $60.8 million at December 31, 2001, an increase of 2%.

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2002 the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of December 14, 2001, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that have changed the Bank's classification.

The table below illustrates the capital requirements for the Company and its actual capital ratios that exceed these requirements. There is an immaterial difference between the capital ratios for the Bank and the Company.

	March 31, 2002
	Minimum	Well-Capitalized	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.58%
Total risk-based capital	8.00%	10.00%	12.06%
Leverage ratio	4.00%	5.00%	9.04%

LIQUIDITY AND SOURCE OF FUNDS

Deposits.    The Company's primary sources of funds are customer deposits and to a lesser extent advances from the Federal Home Loan Bank of Seattle (the "FHLB"). These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings and equity are used to make loans, to acquire securities and other assets and to fund continuing operations.

Deposits are the Company's primary source of new funds. Total deposits decreased $15.3 million, or 3%, to $535.3 million at March 31, 2002, from $550.6 million at December 31, 2001. The decrease was primarily due to seasonal trends.

The Company's deposits generally are expected to fluctuate according to the level of the Company's market share, economic conditions and normal seasonal trends. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2002, Northrim had $184.4 million in certificates of deposit, of which $154.7 million, or 83%, are scheduled to mature over the next twelve months compared to $171.5 million, or 88%, one year ago.

The following table sets forth the scheduled maturities of the Company's certificates of deposit for the dates indicated:

	March 31, 2002		March 31, 2001
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$61,536	33%	$70,497	36%
Over three through six months	24,210	13%	40,850	21%
Over six through twelve months	68,970	37%	60,153	31%
Over twelve months	29,727	16%	25,583	13%

Total	$184,443	100%	$197,083	100%

FHLB and Other Borrowings.    At March 31, 2002, the Company's maximum borrowing line from the FHLB was equal to approximately $72.7 million with $20 million committed to secure public deposits. Additional advances are dependent on availability of acceptable collateral, although all FHLB advances are secured by a blanket pledge of the Company's assets.

The Company has a $3 million subordinated note line of which $1.5 million had been drawn at March 31, 2002.

Loans.    Loans, including real estate loans for sale, decreased to $478.2 million at March 31, 2002, from $482.6 million at December 31, 2001. At March 31, 2002, 48% of the portfolio was scheduled to mature over the next 12 months with 37% scheduled to mature between April 1, 2003, and March 31, 2007. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company's policy of being "well-capitalized."

Investment Securities.    Investment securities totaled $75.4 million at March 31, 2002, compared to $78.6 million at December 31, 2001, a decrease of $3.2 million, or 4%. Investment securities designated as available for sale comprised 94% of the investment portfolio at March 31, 2002, as compared to 95% at March 31, 2001, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2002, $24.3 million in securities were so pledged, as compared to $27.5 million at March 31, 2001.

Other.    At March 31, 2002, there were no short-term, original maturity of one year or less, borrowings that exceeded 30% of shareholders' equity.

CAPTIAL EXPENDITURES AND COMMITMENTS

The Company had no material capital expenditures or commitments for the quarter ended March 31, 2002.

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

The effect on the Company of Statement 142 for the first quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company's core deposit intangible asset was $92,000 for the first quarter of 2002. Both basic and diluted earnings per share would have been $.26 per share versus $.25 and $.24 per share, respectively, if amortization expense of $116,000 was not recorded in the first quarter of 2001.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset. Companies are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002, with early adoption encouraged. Northrim believes the adoption of Statement No. 143 will have no material impact on its financial statements.

ITEM THREE

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks, which affect the Company's performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

The Company utilizes a simulation model to monitor and manage interest rate risk within parameters established by its internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease, from prevailing interest rates, on the balance sheet for a period of 12 months.

The Company is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely impact net interest income. Conversely, a declining interest rate environment may improve net interest income.

Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude and frequency of rate changes, customer reaction to rate changes, changes in market conditions and management strategies, among other factors.

The results of the simulation model at March 31, 2002, indicate that if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $1 million over the next 12 months. Similarly, the simulation model indicates that if interest rates decreased an immediate 100 basis points, the Company would experience an increase in net interest income of approximately $596,000 over the next 12 months.

ITEM SIX

EXHIBITS AND REPORT ON FORM 8-K

(a)
EXHIBITS

        NONE

(b)
REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K on January 15, 2002, that reported (1) the consummation of Northrim Bank's reorganization into a wholly-owned subsidiary of the Company, effective December 31, 2001, and (2) the registration of the Company with the SEC.

SIGNATURES

        Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC. (Name of company)
May 13, 2002 Date	By	/s/ R. MARC LANGLAND R. Marc Langland President and CEO
May 13, 2002 Date	By	/s/ JOSEPH M. SCHIERHORN Joseph M. Schierhorn Senior Vice President, Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART 1. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
NORTHRIM BANCORP, INC. CONSOLIDATED BALANCE SHEETS March 31, 2002 and December 31, 2001 (in thousands)
NORTHRIM BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (dollar amounts in thousdands except per share amounts) (unaudited)
NORTHRIM BANCORP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (in thousands)
NORTHRIM BANCORP, INC. CONSOLIDATED STATEMENTS OF CASHFLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (in thousands)
NORTHRIM BANCORP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) March 31, 2002 and 2001
NORTHRIM BANCORP, INC. PART I—FINANCIAL INFORMATION ITEM TWO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW
RESULTS OF OPERATION
LENDING ACTIVITIES
CAPITAL AND CAPITAL RATIOS
LIQUIDITY AND SOURCE OF FUNDS
CAPTIAL EXPENDITURES AND COMMITMENTS
ACCOUNTING PRONOUNCEMENTS
ITEM THREE QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM SIX EXHIBITS AND REPORT ON FORM 8-K
SIGNATURES