Form 10-Q
period 2002-06-30
NORTHRIM BANCORP INC
filed 2002-08-12
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 000-33501

NORTHRIM BANCORP, INC.

(Exact name of registrant as specified in its charter)

Alaska (State or other jurisdiction of incorporation or organization)	92-0175752 (I.R.S. Employer Identification Number)

3111 C Street Anchorage, Alaska (Address of principal executive offices)	99503 (Zip Code)

(907) 562-0062
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]               No   [   ]

The number of shares of the issuer’s Common Stock outstanding at July 31, 2002 was 6,127,445.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ITEM TWO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM THREE QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM FOUR SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM SIX EXHIBITS AND REPORT ON FORM 8-K
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets

	- June 30, 2002 (unaudited)	3

	- December 31, 2001	3

	Consolidated Statements of Income (unaudited)

	- Three and six months ended June 30, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (unaudited)

	- Six months ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (unaudited)

	- Six months ended June 30, 2002 and 2001	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	20

Item 4.	Submission of Matters To A Vote of Security Holders	21

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 and DECEMBER 31, 2001
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)	(audited)
ASSETS
Cash and due from banks	$21,676	$26,040
Money market investments	3,094	15,832
Investment securities held to maturity	1,281	1,832
Investment securities available for sale	73,440	74,111
Investment in Federal Home Loan Bank stock	2,740	2,660
Real estate loans for sale	290	19,496
Loans	504,169	463,066
Allowance for loan losses	(7,545)	(7,200)

Net loans	496,914	475,362
Premises and equipment, net	6,434	5,877
Accrued interest receivable	3,577	3,470
Intangible assets	7,554	7,737
Other assets	9,484	7,597

Total Assets	$626,194	$620,518

LIABILITIES
Deposits:
Demand	$134,066	$128,881
Interest-bearing demand	49,680	49,916
Savings	81,667	47,669
Money market	117,628	139,524
Certificates of deposit less than $100,000	79,115	86,631
Certificates of deposit greater than $100,000	91,019	97,986

Total deposits	553,175	550,607

Borrowings	6,164	5,682
Other liabilities	2,595	3,438

Total liabilities	561,934	559,727

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,127,445 and 6,106,823 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	6,127	6,107
Additional paid-in capital	47,133	47,023
Retained earnings	10,197	7,140
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	803	521

Total shareholders’ equity	64,260	60,791

Total Liabilities and Shareholders’ Equity	$626,194	$620,518

See notes to the consolidated financial statements

NORTHRIM BANK
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	Three Months Ended:		Six Months Ended:
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Interest Income
Interest and fees on loans	$9,812	$10,962	$19,440	$21,848
Interest on investment securities:
Assets available for sale	906	923	1,903	2,012
Assets held to maturity	58	57	118	112
Interest on money market investments	47	132	80	387

Total Interest Income	10,823	12,074	21,541	24,359
Interest Expense
Interest expense on deposits and borrowings	2,666	4,433	5,357	9,436

Net Interest Income	8,157	7,641	16,184	14,923
Provision for loan losses	515	460	875	820

Net Interest Income After Provision for Loan Losses	7,642	7,181	15,309	14,103
Other Operating Income
Service charges on deposit accounts	425	427	814	844
Other income	789	788	1,391	1,352

Total Other Operating Income	1,214	1,215	2,205	2,196
Other Operating Expense
Salaries and other personnel expense	3,108	3,077	6,219	6,043
Occupancy, net	471	461	948	925
Equipment expense	376	383	746	771
Marketing expense	310	305	622	606
Supply expense	116	112	210	234
Intangible asset amortization expense	92	208	184	417
Other operating expense	1,198	1,098	2,322	2,132

Total Other Operating Expense	5,671	5,644	11,251	11,128

Income Before Income Taxes	3,185	2,752	6,263	5,171
Provision for income taxes	1,200	1,019	2,288	1,921

Net Income	$1,985	$1,733	$3,975	$3,250

Earnings Per Share, Basic	$0.32	$0.28	$0.65	$0.53
Earnings Per Share, Diluted	$0.31	$0.28	$0.63	$0.52
Weighted Average Shares Outstanding, Basic	6,122,012	6,101,396	6,115,078	6,101,396
Weighted Average Shares Outstanding, Diluted	6,368,437	6,263,602	6,351,709	6,248,813

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	Six Months Ended:
	June 30,

	2002	2001

	(unaudited)	(unaudited)
Net income	$3,975	$3,250
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	315	275
Less: reclassification adjustment for gains included in net income	33	27

Comprehensive income	$4,257	$3,498

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	Six Months Ended:
	June 30,

	2002	2001

	(unaudited)	(unaudited)
Operating Activities
Net income	$3,975	$3,250
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(52)	(46)
Depreciation and amortization of premises and equipment	544	616
Amortization of software	181	152
Intangible asset amortization	184	417
Deferred tax expense (benefit)	(351)	(236)
Deferral of loan fees and costs, net	500	45
Gain on sale of building	(6)	(19)
Provision for loan losses	875	820
(Increase) decrease in accrued interest receivable	(107)	363
(Increase) decrease in other assets	(1,719)	(1,571)
Amortization of investment security premium, net of discount accretion	74	46
Increase (decrease) of other liabilities	(837)	171

Net Cash Provided by Operating Activities	3,261	4,008

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(37,799)	(43,933)
Proceeds from sales / maturities of securities:
Available-for-sale	39,202	57,001
Investments in loans:
Sales of loans and loan participations	54,392	189,875
Loans made, net of repayments	(77,319)	(238,271)
Purchases of premises and equipment	(1,101)	23

Net Cash Provided (Used) by Investing Activities	(22,625)	(35,305)

Financing Activities
Increase (decrease) in deposits	2,568	28,799
Increase (decrease) in borrowings	482	(511)
Net proceeds from issuance of common stock	130	0
Cash dividends paid	(918)	(832)

Net Cash Provided (Used) by Financing Activities	2,262	27,456

Net Increase (Decrease) in Cash and Cash Equivalents	(17,102)	(3,841)
Cash and cash equivalents at beginning of period	41,872	41,310

Cash and cash equivalents at end of period	$24,770	$37,469

Supplemental Information
Income Taxes Paid	$2,775	$1,765

Interest Paid	$5,576	$9,456

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2002 and 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002. These financial statements should be read in conjunction with Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. STOCK DIVIDEND

Northrim paid a 10% stock dividend on November 30, 2001, to shareholders of record on November 15, 2001. Earnings per share for the 2001 periods were restated to reflect the stock dividend.

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

The effect on the Company of Statement 142 for the second quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company’s core deposit intangible asset was $92,000 for the second quarter of 2002. Basic and diluted earnings per share would have been $0.30 and $0.29, respectively, versus $0.28 for both, if amortization expense of $116,000 were not recorded in the second quarter of 2001. For the six-month period in 2001, basic and diluted earnings per share would have been $0.56 and $0.54 versus $0.53 and $0.52 respectively if amortization expense of $234,000 were not recorded.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. Northrim believes the adoption of Statement No. 145 will have no impact on its financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Northrim believes the adoption of Statement No. 146 will have no impact on its financial statements.

4. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2002		December 31, 2001

	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$177,716	35%	$166,845	34%
Construction/development	66,669	13%	68,952	14%
Commercial real estate	208,882	41%	177,493	37%
Real estate loans for sale	290	0%	19,496	4%
Consumer	53,388	11%	52,236	11%

Total	506,945	100%	485,022	100%

Other, net	(2,486)		(2,460)

Net loans	$504,459		$482,562

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months
	(Dollars in thousands)		(Dollars in thousands)

	2002	2001	2002	2001

Balance at beginning of period	$7,537	$6,370	$7,200	$6,208

Charge-offs:
Commercial	517	175	557	356
Construction/development	0	0	0	0
Commercial real estate	36	276	49	276
Consumer	44	14	113	50

Total charge-offs	597	465	719	682
Recoveries:
Commercial	68	102	137	120
Construction/development	20	0	20	0
Commercial real estate	0	0	27	0
Consumer	2	2	5	3

Total recoveries	90	104	189	123
Provision for loan losses	515	460	875	820

Balance at end of period	$7,545	$6,469	$7,545	$6,469

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	06/30/02	12/31/01	06/30/01

	(Dollars in thousands)
Nonaccrual loans	$4,226	$2,615	$2,010
Accruing loans past due 90 days or more	1,149	965	816
Restructured loans	—	—	45

Total nonperforming loans	5,375	3,580	2,871
Real estate owned	—	—	—

Total nonperforming assets	$5,375	$3,580	$2,871

Allowance for loan losses	$7,545	$7,200	$6,469

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

The following table compares average shares and earnings per share for the second quarter and six months ending 2002 and 2001:

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	(Dollars in thousands)			(Dollars in thousands)

	Net	Average	Earnings	Net	Average	Earnings
	Income	Shares	Per Share	Income	Shares	Per Share

Net income/average shares issued	$1,985	6,122		$3,975	6,115

Basic EPS	1,985	6,122	$0.32	3,975	6,115	$0.65
Incremental shares under stock plans:
Stock options		246			237

Diluted EPS	$1,985	6,368	$0.31	$3,975	6,352	$0.63

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	(Dollars in thousands)			(Dollars in thousands)

	Net	Average	Earnings	Net	Average	Earnings
	Income	Shares	Per Share	Income	Shares	Per Share

Net income/average shares issued	$1,733	6,101		$3,250	6,101

Basic EPS	1,733	6,101	$0.28	3,250	6,101	$0.53
Incremental shares under stock plans:
Stock options		162			147

Diluted EPS	$1,733	6,263	$0.28	$3,250	6,248	$0.52

NORTHRIM BANCORP, INC.
PART I — FINANCIAL INFORMATION

ITEM TWO

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Note regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. All statements other than statements of historical fact regarding our financial position, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry, including the events of September 11, 2001 and other potential further similar events. In addition, there are risks inherent in the Company’s industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the Federal Deposit Insurance Corporation (the “FDIC”). However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

OVERVIEW

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with a wholly-owned subsidiary, Northrim Bank (the “Bank”), that is a state chartered, full-service commercial bank. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, including electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. We opened our second branch in Fairbanks in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization.

One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2001.

In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. We plan to affect our future growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla, and Fairbanks, and strategic banking and non-banking acquisitions. We plan to improve our presence in the Wasilla market by consolidating our existing supermarket branch and a loan production office into a freestanding branch late in 2002. The Company believes an insignificant amount of leasehold improvements and lease termination costs will be incurred. In addition, in 2002, we will be exploring other branching options, and are currently analyzing additional market opportunities in the Fairbanks area.

The Company’s total assets and deposits at June 30, 2002, were $626.2 million and $553.2 million, respectively, increases of less than 1% for each from December 31, 2001. Total assets and deposits each increased 8% from June 30, 2001. Net loans were $496.9 million at June 30, 2002, an increase of 5% from December 31, 2001, and 8% from June 30, 2001.

RESULTS OF OPERATION

NET INCOME

Net income for the second quarter ended June 30, 2002, was $2 million, or $0.31 per diluted share, an increase in net income of 15%, and an 11% increase in diluted earnings per share as compared to $1.7 million and $0.28 in the same period of 2001.

Revenue (net interest income and other operating income) grew $515,000, or 6%, to $9.4 million for the second quarter of 2002, compared to $8.9 million for the second quarter of 2001. The provision for loan losses was $515,000 for the second quarter of 2002, compared to $460,000 for the same period one year ago. Other operating expenses increased $27,000 for the second quarter of 2002 from the same period in 2001.

Net income for the six months ended June 30, 2002, was $4 million, an increase of $725,000, or 22% from the six months ended June 30, 2001. Diluted earnings per share were $0.63, compared to $0.52 in the same period in 2001. The earnings increase for the six-month period ended June 30, 2002 reflects moderate growth in assets, loans and deposits as compared to the six months ended June 30, 2001.

NET INTEREST INCOME

Net interest income for the second quarter of 2002 increased $516,000, or 7%, to $8.2 million from $7.6 million in 2001. The following table compares average balances and rates for the second quarter of 2002 and 2001:

	Average Balances
	(Dollars in thousands)			Average Yields/Costs

	2002	2001	Change	2002	2001	Change

Loans	$490,362	$448,820	$41,542	8.08%	9.87%	-1.79%
Short-term investments	10,370	12,516	(2,146)	1.62%	4.18%	-2.56%
Long-term investments	74,634	66,875	7,759	5.23%	5.94%	-0.71%

Interest-earning assets	575,366	528,211	47,155	7.59%	9.24%	-1.65%

Nonearning assets	44,986	38,687	6,299

Total assets	$620,352	$566,898	$53,454

Interest-bearing liabilities	$425,177	$398,709	$26,468	2.51%	4.39%	-1.88%
Demand deposits	129,018	101,543	27,475
Other liabilities	3,342	9,914	(6,572)
Equity	62,815	56,732	6,083

Total	$620,352	$566,898	$53,454

Net tax equivalent margin on earning assets				5.73%	5.88%	-0.15%

Interest-earning assets averaged $575.4 million for the second quarter of 2002, an increase of $47.2 million, or 9%, over the $528.2 million average for the comparable period in 2001. The tax equivalent yield on earning assets averaged 7.59% in 2002, a decrease of 165 basis points from 9.24% for the same period in 2001.

Loans, the largest category of interest-earning assets, increased by $41.5 million, or 9%, to an average of $490.4 million in the second quarter of 2002 from $448.8 million in the same period of 2001. Commercial loans, real estate term loans and construction loans increased by $15.9 million, $37.6 million and $2.9 million, respectively, on average between the second quarters. Consumer loans declined $3.7 million and real estate loans held for resale declined $11.2 million on average. The tax equivalent yield on the loan portfolio averaged 8.08% for the second quarter of 2002, a decrease of 179 basis points from 9.87% a year ago. The prime-lending rate dropped 200 basis points from one year ago. The Company had $152.1 million in loans indexed to the prime-lending rate on June 30, 2002, or 30% of total loans, which in part explains the decrease in the tax equivalent yield on the loan portfolio. The unprecedented drop in interest rates has also led to an increase in refinance activity in the Company’s commercial real estate portfolio, which is typically comprised of longer-term loans. This refinance activity may put further downward pressure on the Company’s interest margin in the future. Finally, net loan fees amortized through June 30, 2002, totaled $772,000, down 4% from fees of $802,000 through June 30, 2001.

Interest-bearing liabilities averaged $425.2 million for the second quarter of 2002, an increase of $26.5 million, or 7%, compared to $398.7 million for the same period in 2001. The average cost of interest- bearing liabilities decreased 188 basis points to 2.51% for the second quarter of 2002 compared to 4.39% for the second quarter of 2001. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions during 2001. The weighted average life of the Company’s certificate of deposits is slightly less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.73% for the second quarter of 2002, a decrease of 15 basis points from 5.88% for the same period in 2001. The average net tax equivalent yield on interest-earning assets decreased 165 basis points to 7.59% in the second quarter of 2002, from 9.24% in the same period of 2001. The average cost of interest-bearing liabilities decreased 188 basis points in the second quarter of 2002 to 2.51% from 4.39% in the same quarter of 2001. Despite the fact that interest rates on the Company’s interest-bearing liabilities declined more than the rate on its interest-earning assets, the net interest margin actually declined 15 basis points between quarters. Approximately 26% and 23% of earning-assets were funded by non interest-bearing liabilities at June 30, 2002 and 2001, respectively in which interest rate increases or decreases are irrelevant. Net interest income for the first six months of 2002 increased $1.3 million, or 8% from $14.9 million in 2001. The increase was largely due to a $47.2 million increase in average interest-earning assets between the periods, funded in part by a $26.5 million increase in average interest-bearing liabilities. More asset growth was funded by non-interest-bearing sources of funds in 2002 than in 2001. The net tax equivalent yield on interest-earning assets in the first six months of 2002 declined seven basis points to 5.76% from 5.83% for the same period in 2001. The average net tax equivalent yield on interest-earning assets decreased 181 basis points to 7.66% for the first six months in 2002 from 9.47% in the same six month period one year ago. The average cost of interest-bearing liabilities decreased 220 basis points to 2.54% for the first six months of 2002, from 4.74% for the same six-month period in 2001.

OTHER OPERATING INCOME

Other operating income, excluding gains on the sale of assets, which can fluctuate significantly between periods, for the second quarter of 2002 was $1.2 million, a slight decrease from the same period in 2001.

Deposit service charges decreased $1,000 in the second quarter of 2002 compared to the same quarter in the prior year.

Loan servicing fees decreased $65,000 in the second quarter of 2002 compared to the same quarter of the prior year because of a drop in the volume of loans purchased from Residential Mortgage LLC (“RML”), the Bank’s affiliated mortgage company.

Electronic banking fees are largely comprised of interchange and surcharge income from the Company’s 16-machine ATM network and debit card transactions. Electronic banking fees increased $46,000, or 40%, in the second quarter of 2002 compared to the second quarter of 2001. This increase was due to not charging customers for the use of non-Northrim Bank ATMs part of the month in May and June of 2001 during the conversion to the new core processing system. For the first six months of 2002 electronic banking fees were $309,000, an increase of 17%, from the same period last year.

Income from Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, increased by $56,000 during the second quarter of 2002 as compared to the second quarter of 2001, primarily due to a recovery of $165,000 in legal defense costs related to a lawsuit that was settled in 2001. NCIC owns a 30% profit interest in RML. Lower mortgage interest rates coupled with a strong residential housing market increased mortgage originations both from refinance activity and from home purchase loans in 2001. RML produced significant mortgage loan volumes during the last six months of 2001, which is not expected to be duplicated in 2002. Income from NCIC for the six months ended June 30, 2002 was $554,000, compared to $415,000 in the same period last year.

Set forth below is a schedule of the components of and change in Other Operating Income between the second quarters of 2002 and 2001:

	Second Quarter			Six Months
	(Dollars in thousands)			(Dollars in thousands)

	2002	%	2001	2002	%	2001

Deposit service charges	$425	0%	$426	$814	-4%	$844
Loan servicing fees	72	-47%	137	157	-30%	224
Income from NCIC	387	17%	331	554	33%	415
Merchant & credit card fees	91	-5%	96	182	-1%	184
Electronic banking revenue	162	40%	116	309	17%	263
Other	73	-25%	97	133	-27%	182

Subtotal	1,210	1%	1,203	2,149	2%	2,112
Security gains (losses)	4	-67%	12	56	22%	46
Gain on sale of ORE	0	0%	0	0	-100%	38

Total	$1,214	0%	$1,215	$2,205	0%	$2,196

OTHER OPERATING EXPENSE

Other operating expense for the second quarter of 2002 was $5.7 million, an increase of $27,000 from the same period in 2001. At the beginning of this year, the Company implemented Financial Accounting Standards Board Statement 142 that sets forth the accounting for goodwill and other intangible assets. As a result, the Company is no longer amortizing expense related to goodwill effective the beginning of 2002. Amortization expense for other intangible assets for the second quarter of 2001 was $116,000. Other operating expense for the six months ended June 30, 2002 was $11.3 million, an increase of $123,000, or 1%, from the same period in 2001.

Set forth below is a schedule of the components of and change in Other Operating Expense between the second quarters of 2002 and 2001:

	Second Quarter			Six Months
	(Dollars in thousands)			(Dollars in thousands)

	2002	%	2001	2002	%	2001

Salaries & benefits	$3,108	1%	$3,077	$6,219	3%	$6,043
Occupancy	471	2%	461	948	2%	925
Equipment	376	-2%	382	746	-3%	771
Marketing	310	2%	305	622	3%	606
Intangible asset amortization - goodwill	0	-100%	116	0	-100%	234
Intangible asset amortization - core deposit	92	0%	92	184	0%	184
Other expense	1,314	9%	1,211	2,532	7%	2,365

Total	$5,671	0%	$5,644	$11,251	1%	$11,128

INCOME TAXES

The provision for income taxes increased $181,000 or 18%, to $1.2 million in the second quarter of 2002 compared to the same period in 2001. The effective tax rates for the second quarter of 2002 and 2001 were 38% and 37%, respectively. Tax expense for the first six months of 2002 totaled $2.3 million, an increase of $367,000, or 19%, from the same period in 2001. The effective tax rate for the first six months of 2002 and 2001 was 37%.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2002		December 31, 2001

	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$177,716	35%	$166,845	34%
Construction/development	66,669	13%	68,952	14%
Commercial real estate	208,882	41%	177,493	37%
Real estate loans for sale	290	0%	19,496	4%
Consumer	53,388	11%	52,236	11%

Total	506,945	100%	485,022	100%

Other, net	(2,486)		(2,460)

Net loans	$504,459		$482,562

ORIGINATION AND SALE OF LOANS

Periodically, the Company invests its excess liquidity in single-family mortgage loans that have been originated by RML and which are committed for resale, generally within 45 days, at preset interest rates prior to the Company’s purchase. At June 30, 2002, these loans totaled $290,000, down from $19.5 million at December 31, 2001. RML sold fewer loans to the Company in the second quarter of 2002 because it developed other sources to which to sell its loans in the secondary market.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company recorded a $515,000 provision for loan losses for the second quarter of 2002, compared to $460,000 for the second quarter of 2001. There was $507,000 in net loan charge-offs during the second quarter of 2002, compared to $361,000 of net charge-offs for the same period in 2001. For the first six months of 2002, net charge-offs totaled $530,000, compared to $559,000 for the same period in 2001 for an annualized charge-off rate of 0.22% and 0.26%, respectively.

The Allowance for Loan Losses was $7.5 million, or 1.50% of total portfolio loans outstanding (which excludes $290,000 of real estate loans for sale), at June 30, 2002, compared to $6.5 million, or 1.49%, of total portfolio loans, at June 30, 2001. The Allowance for Loan Losses represented 140% of non-performing loans at June 30, 2002, as compared to 225% of non-performing loans at June 30, 2001. Management considers the Allowance for Loan Losses to be adequate at this time to absorb inherent losses. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived softening of the overall state and local economy.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months
	(Dollars in thousands)		(Dollars in thousands)

	2002	2001	2002	2001

Balance at beginning of period	$7,537	$6,370	$7,200	$6,208
Charge-offs:
Commercial	517	175	557	356
Construction/development	0	0	0	0
Commercial real estate	36	276	49	276
Consumer	44	14	113	50

Total charge-offs	597	465	719	682
Recoveries:
Commercial	68	102	137	120
Construction/development	20	0	20	0
Commercial real estate	0	0	27	0
Consumer	2	2	5	3

Total recoveries	90	104	189	123
Provision for loan losses	515	460	875	820

Balance at end of period	$7,545	$6,469	$7,545	$6,469

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	06/30/02	12/31/01	06/30/01

	(Dollars in thousands)
Nonaccrual loans	$4,226	$2,615	$2,010
Accruing loans past due 90 days or more	1,149	965	816
Restructured loans	—	—	45

Total nonperforming loans	5,375	3,580	2,871
Real estate owned	—	—	—

Total nonperforming assets	$5,375	$3,580	$2,871

Allowance for loan losses	$7,545	$7,200	$6,469

Nonperforming loans to portfolio loans	1.07%	0.77%	0.66%
Nonperforming assets to total assets	0.86%	0.58%	0.50%
Allowance to portfolio loans	1.50%	1.55%	1.49%
Allowance to nonperforming loans	140%	201%	225%

Nonaccrual, Accruing Loans 90 Days or More Past Due and Restructured Loans. The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. For financial reporting purposes, amounts received on nonaccrual loans generally will be applied first to principal and then to interest only after all principal has been collected.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected.

Total nonperforming loans at June 30, 2002, were $5.4 million, or 1.07% of total portfolio loans, an increase of $1.8 million from $3.6 million at December 31, 2001, and an increase of $2.5 million from$2.8 million at June 30, 2001. The increase in nonperforming loans in the second quarter of 2002 was primarily due to one commercial loan relationship. The Company is taking steps to address this loan and the credit quality of all of its loans. The potential loss exposure for this loan relationship has already been identified and provided for by management in a prior quarter.

At June 30, 2002 and December 31, 2001, the Company had impaired loans of $4.1 million and $1.8 million, respectively. A specific allowance of $322,800 and $262,000 was established for the two periods.

Potential Problem Loans. At June 30, 2002, potential problem loans approximated $550,000, as compared to $587,000 one year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at June 30, 2002, but about which there has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

CAPITAL AND CAPITAL RATIOS

Shareholders’ equity was $64.3 million at June 30, 2002, compared to $60.8 million at December 31, 2001, an increase of 6%.

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2002, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 14, 2002, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The table below illustrates the capital requirements for the Company and its actual capital ratios that exceed these requirements. There is an immaterial difference between the capital ratios for the Bank and the Company.

	June 30, 2002

		Well-	Actual
	Minimum	Capitalized	Ratio

Tier 1 risk-based capital	4.00%	6.00%	10.37%
Total risk-based capital	8.00%	10.00%	11.62%
Leverage ratio	4.00%	5.00%	9.12%

LIQUIDITY AND SOURCE OF FUNDS

DEPOSITS

The Company’s primary sources of funds are customer deposits and to a lesser extent advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposits are the Company’s primary source of new funds. Total deposits increased $2.65 million to $553.2 million at June 30, 2002, from $550.6 million at December 31, 2001.

The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2002, Northrim had $170.1 million in certificates of deposit, of which $136.8 million, or 80%, are scheduled to mature over the next twelve months compared to $165.2 million, or 85%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	June 30, 2002		June 30, 2001

	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Remaining maturity:
Three months or less	$33,648	20%	$52,427	27%
Over three through six months	53,545	31%	60,812	31%
Over six through twelve months	49,592	29%	51,928	27%
Over twelve months	33,349	20%	28,328	15%

Total	$170,134	100%	$193,495	100%

FHLB AND OTHER BORROWINGS

At June 30, 2002, the Company’s maximum borrowing line from the FHLB was equal to approximately $75.1 million with $10 million committed to secure public deposits. Additional advances are dependent on availability of acceptable collateral, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

LOANS

Loans, excluding real estate loans for sale, increased to $504.2 million at June 30, 2002, from $463.1 million at December 31, 2001. At June 30, 2002, 37% of the portfolio was scheduled to mature over the next 12 months with 35% scheduled to mature between July 1, 2003, and June 30, 2007. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

INVESTMENT SECURITIES

Investment securities totaled $77.5 million at June 30, 2002, compared to $78.6 million at December 31, 2001, a decrease of $1.1 million, or 1%. Investment securities designated as available for sale comprised 95% of the investment portfolio at June 30, 2002, as compared to 94% at June 30, 2001, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2002, $37.7 million in securities were so pledged, as compared to $27.3 million at June 30, 2001.

OTHER

At June 30, 2002, there were no short-term, original maturity of one year or less, borrowings that exceeded 30% of shareholders’ equity.

CAPITAL EXPENDITURES AND COMMITMENTS

The Company purchased an item processing and imaging system in the second quarter, ended June 30, 2002, totaling approximately $600,000. In addition, the Company purchased a limited liability company (“LLC”) that owns another branch facility in the Anchorage area. The Company intends to dissolve the LLC and account for the new facility as an addition to its fixed assets.

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The provisions of Statement 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

The effect on the Company of Statement 142 for the second quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company’s core deposit intangible asset was $92,000 for the second quarter of 2002. Basic and diluted earnings per share would have been $0.30 and $0.29 per share, respectively, versus $0.28 per share for both basic and diluted, if amortization expense of $116,000 were not recorded in the second quarter of 2001.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. Northrim believes the adoption of Statement No. 145 will have no impact on its financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Northrim believes the adoption of Statement No. 146 will have no impact on its financial statements.

ITEM THREE

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks, which affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate allowance for credit losses to mitigate credit risk.

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

Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude, and frequency of rate changes, customer reaction to rate changes, changes in market conditions, and management strategies, among other factors.

The results of the simulation model at June 30, 2002, indicate that if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $1.2 million over the next 12 months. Similarly, the simulation model indicates that if interest rates decreased an immediate 100 basis points, the Company would experience an increase in net interest income of approximately $836,000 over the next 12 months.

ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Northrim BanCorp, Inc. held its Annual Meeting of Shareholders on May 2, 2002. The matter voted on by shareholders was the election of directors.

1. ELECTION OF DIRECTORS

The following individuals were nominated and elected by the shareholders to serve as directors until the 2003 election of directors or until their successors are elected and have qualified:

Larry S. Cash Mark. G. Copeland Frank A. Danner Ronald A. Davis Anthony Drabek	Christopher N. Knudson R. Marc Langland Richard L. Lowell Irene Sparks Rowan Joseph E. Usibelli

1. ELECTION OF DIRECTORS

DIRECTOR:	FOR	WITHHOLD	NONVOTES	TOTAL SHARES

CASH, LARRY S.	5,559,831	9,890	541,245	6,110,966
COPELAND, MARK G.	5,561,145	8,576	541,245	6,110,966
DANNER, FRANK A.	5,545,497	24,224	541,245	6,110,966
DAVIS, RONALD A.	5,551,587	18,134	541,245	6,110,966
DRABEK, ANTHONY	5,561,145	8,576	541,245	6,110,966
KNUDSON, CHRISTOPHER N.	5,488,646	81,075	541,245	6,110,966
LANGLAND, R. MARC	5,478,119	91,602	541,245	6,110,966
LOWELL, RICHARD L.	5,559,292	10,429	541,245	6,110,966
ROWAN, IRENE SPARKS	5,562,354	7,367	541,245	6,110,966
USIBELLI, JOSEPH E.	5,561,573	8,148	541,245	6,110,966

ITEM SIX

EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K

NONE

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

August 12, 2002	By	/s/ R. Marc Langland

R. Marc Langland President and CEO (Principal Executive Officer)

August 12, 2002	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)