Form 10-Q
period 2002-09-30
NORTHRIM BANCORP INC
filed 2002-11-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____

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

Yes [X] No [  ]

The number of shares of the issuer’s Common Stock outstanding at November 4, 2002 was 6,094,536.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets

	- September 30, 2002 (unaudited)	3

	- December 31, 2001	3

	Consolidated Statements of Income (unaudited)

	- Three and nine months ended September 30, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (unaudited)

	- Three and nine months ended September 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (unaudited)

	- Nine months ended September 30, 2002 and 2001	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial	11

	Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosures About	22

	Market Risk

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

NORTHRIM BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)	(audited)
ASSETS

Cash and due from banks	$31,348	$26,040

Money market investments	59,918	15,832

Investment securities held to maturity	1,281	1,832

Investment securities available for sale	78,279	74,111

Investment in Federal Home Loan Bank stock	1,744	2,660

Real estate loans for sale	4,782	19,496

Loans	511,887	463,066

Allowance for loan losses	(8,254)	(7,200)

Net loans	508,415	475,362

Premises and equipment, net	6,408	5,877

Accrued interest receivable	3,263	3,470

Intangible assets	7,462	7,737

Other assets	10,633	7,597

Total Assets	$708,751	$620,518

LIABILITIES

Deposits:

Demand	$139,931	$128,881

Interest-bearing demand	51,589	49,916

Savings	103,754	47,669

Money market	170,446	139,524

Certificates of deposit less than $100,000	77,480	86,631

Certificates of deposit greater than $100,000	90,455	97,986

Total deposits	633,655	550,607

Borrowings	5,271	5,682

Other liabilities	3,437	3,438

Total liabilities	642,363	559,727

SHAREHOLDERS’ EQUITY

Common stock, $1 par value, 10,000,000 shares authorized, 6,092,812 and 6,106,823 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	6,093	6,107

Additional paid-in capital	46,739	47,023

Retained earnings	12,425	7,140

Accumulated other comprehensive income — unrealized gain (loss) on securities, net	1,131	521

Total shareholders’ equity	66,388	60,791

Total Liabilities and Shareholders’ Equity	$708,751	$620,518

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per share data)

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Interest Income

Interest and fees on loans	$10,660	$11,091	$30,098	$32,938

Interest on investment securities:

Assets available for sale	807	890	2,711	2,903

Assets held to maturity	55	58	173	170

Interest on money market investments	65	174	145	562

Total Interest Income	11,587	12,213	33,127	36,573

Interest Expense

Interest expense on deposits and borrowings	2,528	4,101	7,885	13,537

Net Interest Income	9,059	8,112	25,242	23,036

Provision for loan losses	980	615	1,855	1,435

Net Interest Income After Provision for Loan Losses	8,079	7,497	23,387	21,601

Other Operating Income

Service charges on deposit accounts	444	393	1,258	1,237

Other income	992	893	2,383	2,244

Total Other Operating Income	1,436	1,286	3,641	3,481

Other Operating Expense

Salaries and other personnel expense	3,292	2,980	9,511	9,022

Occupancy, net	513	519	1,460	1,444

Equipment expense	322	398	1,068	1,169

Marketing expense	312	300	934	906

Supply expense	104	105	314	340

Intangible asset amortization expense	92	207	276	624

Other operating expense	1,249	1,275	3,571	3,407

Total Other Operating Expense	5,884	5,784	17,134	16,912

Income Before Income Taxes	3,631	2,999	9,894	8,170

Provision for income taxes	1,404	1,072	3,692	2,993

Net Income	$2,227	$1,927	$6,202	$5,177

Earnings Per Share, Basic	$0.36	$0.32	$1.01	$0.85

Earnings Per Share, Diluted	$0.35	$0.31	$0.98	$0.83

Weighted Average Shares Outstanding, Basic	6,122,323	6,101,396	6,117,452	6,101,396

Weighted Average Shares Outstanding, Diluted	6,290,699	6,281,012	6,331,329	6,259,664

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$2,227	$1,927	$6,202	$5,177

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during period	362	634	677	910

Less: reclassification adjustment for gains included in net income	34	1	67	28

Comprehensive income	$2,556	$2,561	$6,812	$6,059

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)

	Nine Months Ended:
	September 30,

	2002	2001

	(unaudited)	(unaudited)
Operating Activities

Net income	$6,202	$5,177

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities

Security (gains) losses	(113)	(46)

Depreciation and amortization of premises and equipment	824	955

Amortization of software	289	307

Intangible asset amortization	276	276

Deferred tax expense (benefit)	(507)	538

Deferral of loan fees and costs, net	670	275

Gain on sale of building	(9)	(22)

Provision for loan losses	1,855	1,435

(Increase) decrease in accrued interest receivable	207	202

(Increase) decrease in other assets	(2,820)	(2,278)

Amortization of investment security premium, net of discount accretion	114	64

Increase (decrease) of other liabilities	8	1,493

Net Cash Provided by Operating Activities	6,996	8,376

Investing Activities

Investment in securities:

Purchases of investment securities:

Available-for-sale	(74,200)	(65,107)

Held-to-maturity	(120)	(129)

Proceeds from sales / maturities of securities:

Available-for-sale	70,642	66,754

Held-to-maturity	1,587	250

Investments in loans:

Sales of loans and loan participations	72,983	150,347

Loans made, net of repayments	(108,561)	(202,935)

Purchases of premises and equipment	(1,355)	(50)

Net Cash Provided (Used) by Investing Activities	(39,024)	(50,870)

Financing Activities

Increase (decrease) in deposits	83,048	31,519

Increase (decrease) in borrowings	(411)	353

Net proceeds from issuance of common stock	133	0

Net proceeds from repurchase of common stock	(431)	0

Cash dividends paid	(917)	(832)

Net Cash Provided (Used) by Financing Activities	81,422	31,040

Net Increase (Decrease) in Cash and Cash Equivalents	49,394	(11,454)

Cash and cash equivalents at beginning of period	41,872	41,310

Cash and cash equivalents at end of period	$91,266	$29,856

Supplemental Information

Income taxes paid	$4,175	$1,765

Interest paid	$8,126	$13,758

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2002 and 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2002, are not necessarily indicative of the results anticipated for the year ending December 31, 2002. These financial statements should be read in conjunction with Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. STOCK DIVIDEND

Northrim paid a 10% stock dividend on November 30, 2001, to shareholders of record as of November 15, 2001. Earnings per share for the 2001 periods were restated to reflect the stock dividend.

3. STOCK REPURCHASE

In September of this year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 35,000 shares of its stock under this program during the month of September 2002 at a total cost of $431,000. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

4. ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The provisions of Statement 142 were required to be applied starting with fiscal years beginning after December 15, 2001.

The effect on the Company of Statement 142 for the third quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company’s core deposit intangible asset was $92,000 for the third quarter of 2002. Basic and diluted earnings per share would have been $0.33 and $0.32 versus $0.32 and $0.31, respectively, if amortization expense of $116,000 were not recorded in the third quarter of 2001. For the nine-month period in 2001, basic and diluted earnings per share would have been $0.88 and $0.86 versus $0.85 and $0.83, respectively, if amortization expense of $349,000 were not recorded.

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

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of Statement No. 141, Business Combinations. Statement No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement No. 141 and the related intangibles accounted for in accordance with Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 147 also amends Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement No. 72. Northrim believes the adoption of Statement No. 147 will have no impact on its financial statements.

5. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2002		December 31, 2001		September 30, 2001

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$182,151	35%	$166,845	34%	$164,496	35%

Construction/development	78,005	15%	68,952	14%	71,592	15%

Commercial real estate	203,209	39%	177,493	37%	158,004	34%

Real estate loans for sale	4,782	1%	19,496	4%	16,781	4%

Consumer	50,883	10%	52,236	11%	55,912	12%

Total	519,030	100%	485,022	100%	466,785	100%

Other, net	(2,361)		(2,460)		(1,859)

Net loans	$516,669		$482,562		$464,926

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months
	(Dollars in thousands)		(Dollars in thousands)

	2002	2001	2002	2001

Balance at beginning of period	$7,545	$6,469	$7,200	$6,208

Charge-offs:

Commercial	207	142	764	499

Construction/development	0	0	0	0

Commercial real estate	67	78	67	354

Consumer	49	73	211	122

Total charge-offs	323	293	1,042	975

Recoveries:

Commercial	19	13	155	133

Construction/development	0	0	0	0

Commercial real estate	13	0	33	0

Consumer	20	7	53	10

Total recoveries	52	20	241	143

Provision for loan losses	980	615	1,855	1,435

Balance at end of period	$8,254	$6,811	$8,254	$6,811

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	09/30/02	12/31/01	09/30/01

	(Dollars in thousands)
Nonaccrual loans	$3,291	$2,615	$1,371

Accruing loans past due 90 days or more	635	965	1,383

Restructured loans	1,667	—	46

Total nonperforming loans	5,593	3,580	2,800

Real estate owned	—	—	—

Total nonperforming assets	$5,593	$3,580	$2,800

Allowance for loan losses	$8,254	$7,200	$6,811

6. EARNINGS PER SHARE

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

The following table compares average shares and earnings per share for the third quarter and nine months ending 2002 and 2001:

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002
	(Dollars in thousands)			(Dollars in thousands)

	Net	Average	Earnings	Net	Average	Earnings
	Income	Shares	Per Share	Income	Shares	Per Share

Net income/average shares issued	$2,227	6,122		$6,202	6,117

Basic EPS	2,227	6,122	$0.36	6,202	6,117	$1.01

Incremental shares under stock plans:

Stock options		169			214

Diluted EPS	$2,227	6,291	$0.35	$6,202	6,331	$0.98

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001
	(Dollars in thousands)			(Dollars in thousands)

	Net	Average	Earnings	Net	Average	Earnings
	Income	Shares	Per Share	Income	Shares	Per Share

Net income/average shares issued	$1,927	6,101		$5,177	6,101

Basic EPS	1,927	6,101	$0.32	5,177	6,101	$0.85

Incremental shares under stock plans:

Stock options		180			159

Diluted EPS	$1,927	6,281	$0.31	$5,177	6,260	$0.83

NORTHRIM BANCORP, INC.
PART I — FINANCIAL INFORMATION

ITEM TWO

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. All statements other than statements of historical fact regarding our financial position, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry, including the events of September 11, 2001, and other potential further similar events. In addition, there are risks inherent in the Company’s industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the Federal Deposit Insurance Corporation (the “FDIC”). However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

We opened the Bank for business in Anchorage in 1990. We opened our second branch, in Fairbanks, in 1996, and our second location in Anchorage in 1997. During the third quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization.

One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2001.

In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. We plan to affect our future growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla, and Fairbanks, and strategic banking and non-banking acquisitions and investments. We plan to improve our presence in the Wasilla market by consolidating our existing supermarket branch and a loan production office into a freestanding branch late in 2002. The Company believes approximately $160,000 of leasehold improvements and lease termination costs will be incurred in 2002. In addition, in 2002, we are exploring other branching options, and are currently analyzing additional market opportunities in the Fairbanks area.

The Company’s total assets and deposits at September 30, 2002, were $708.8 million and $633.7 million, respectively, increases of 14% and 15%, respectively, from December 31, 2001. Total assets and deposits each increased 21% and 23%, respectively, from September 30, 2001. Net loans were $508.4 million at September 30, 2002, an increase of 7% from December 31, 2001, and 11% from September 30, 2001.

RESULTS OF OPERATION

NET INCOME

Net income for the third quarter ended September 30, 2002, was $2.2 million, or $0.35 per diluted share, an increase in net income of 16%, and 13% increase in diluted earnings per share as compared to $1.9 million and $0.31 in the same period of 2001.

Revenue (net interest income and other operating income) grew $1.1 million, or 12%, to $10.5 million for the third quarter of 2002, compared to $9.4 million for the third quarter of 2001. The provision for loan losses was $980,000 for the third quarter of 2002, compared to $615,000 for the same period one year ago. Other operating expenses increased $100,000 for the third quarter of 2002 from the same period in 2001.

Net income for the nine months ended September 30, 2002, was $6.2 million, an increase of $1 million, or 20% from the nine months ended September 30, 2001. Diluted earnings per share were $0.98, compared to $0.83 in the same period in 2001. The earnings increase for the nine-month period ended September 30, 2002, reflects moderate growth in assets, loans and deposits as compared to the nine months ended September 30, 2001.

NET INTEREST INCOME

Three Months ending September 30, 2002:

Net interest income for the third quarter of 2002 increased $947,000, or 12%, to $9.1 million from $8.1 million in 2001. The following table compares average balances and rates for the third quarter of 2002 and 2001:

	Third Quarter				Third Quarter
	Average Balances				Average Yields/Costs
	(Dollars in thousands)

	2002	2001	Change	2002	2001	Change

Loans	$519,628	$465,963	$53,665	8.18%	9.51%	-1.33%

Short-term investments	16,758	19,955	(3,197)	1.63%	3.42%	-1.79%

Long-term investments	73,699	64,449	9,250	4.62%	5.84%	-1.22%

Interest-earning assets	610,085	550,367	59,718	7.57%	8.86%	-1.29%

Non-earning assets	42,293	43,801	(1,508)

Total	$652,378	$594,168	$58,210

Interest-bearing liabilities	$445,492	$414,739	$30,753	2.26%	3.92%	-1.66%

Demand deposits	138,647	116,751	21,896

Other liabilities	3,253	4,297	(1,044)

Equity	64,986	58,381	6,605

Total	$652,378	$594,168	$58,210

Net tax equivalent margin on earning assets				5.92%	5.91%	0.01%

Interest-earning assets averaged $610.1 million for the third quarter of 2002, an increase of $59.7 million, or 11%, over the $550.4 million average for the comparable period in 2001. The tax equivalent yield on earning assets averaged 7.57% in 2002, a decrease of 129 basis points from 8.86% for the same period in 2001.

Loans, the largest category of interest-earning assets, increased by $53.7 million, or 12%, to an average of $519.6 million in the third quarter of 2002 from $466 million in the same period of 2001. Commercial loans, real estate term loans and construction loans increased by $20.7 million, $52.4 million and $2.3 million, respectively, on average between the third quarters. Consumer loans declined $4 million and real estate loans held for resale declined $17.6 million on average. The tax equivalent yield on the loan portfolio averaged 8.18% for the third quarter of 2002, a decrease of 133 basis points from 9.51% a year ago due, in large part, to a drop in the prime-lending rate of 125 basis points from September 30, 2001 to September 30, 2002. The Company had $150.8 million in loans indexed to the prime-lending rate on September 30, 2002, or 29%, of total loans as compared to $146.1 million, or 31%, on September 30, 2001. The uncommon drop in interest rates has also led to an increase in refinance activity in the Company’s commercial real estate portfolio, which is typically comprised of longer-term loans. A number of market analysts are predicting that the Federal Reserve will approve a further 25 basis point drop in November 2002 due to recent reports of lower consumer confidence. Continuing refinance activity as a result of lower rates may put further downward pressure on the Company’s interest margin in the future. However, the Company’s net loan fees amortized in the third quarter ended September 30, 2002, totaled $1.1 million, an increase of 22% from fees of $886,000 in the third quarter ended September 30, 2001, primarily as a result of larger loan volumes and an increase in refinance activity.

Interest-bearing liabilities averaged $445.5 million for the third quarter of 2002, an increase of $30.8 million, or 7%, compared to $414.7 million for the same period in 2001. The average cost of interest-bearing liabilities decreased 166 basis points to 2.26% for the third quarter of 2002 compared to 3.92% for the third quarter of 2001. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions during 2001. The weighted average life of the Company’s certificate of deposits is less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.92% for the third quarter of 2002, an increase of 1 basis point from 5.91% for the same period in 2001. The average net tax equivalent yield on interest-earning assets decreased 129 basis points to 7.57% in the third quarter of 2002, from 8.86% in the same period of 2001. The average cost of interest-bearing liabilities decreased 166 basis points in the third quarter of 2002 to 2.26% from 3.92% in the same quarter of 2001. Despite the fact that interest rates on the Company’s interest-bearing liabilities declined more than the rate on its interest-earning assets, the net interest margin only increased one basis point between third quarter 2002 and 2001. A reason for this level of increase is because approximately, 23% and 21% of interest-earning-assets were funded by non-interest-bearing deposits at September 30, 2002 and 2001, respectively, in which interest rate increases or decreases have no effect.

Nine Months ending September 30, 2002:

         The following table compares average balances and rates for the nine-month period ending September 30, 2002 and 2001:

	Nine-month			Nine-month
	Average Balances			Average Yields/Costs
	(Dollars in thousands)

	2002	2001	Change	2002	2001	Change

Loans	$496,756	$446,778	$49,978	8.15%	9.93%	-1.78%

Short-term investments	11,793	17,139	(5,346)	1.63%	4.32%	-2.69%

Long-term investments	75,450	68,013	7,437	5.15%	6.06%	-0.91%

Interest-earning assets	583,999	531,930	52,069	7.63%	9.26%	-1.63%

Non-earning assets	43,437	40,176	3,261

Total	$627,436	$572,106	$55,330

Interest-bearing liabilities	$431,605	$406,268	$25,337	2.45%	4.45%	-2.00%

Demand deposits	129,226	105,101	24,125

Other liabilities	3,396	3,942	(546)

Equity	63,209	56,795	6,414

Total	$627,436	$572,106	$55,330

Net tax equivalent margin on earning assets				5.82%	5.86%	-0.04%

         Net interest income for the first nine months of 2002 increased $2.2 million, or 10% from $23 million in 2001. The increase was largely due to a $52.1 million increase in average interest-earning assets between the periods, funded in part by a $25.3 million increase in average interest-bearing liabilities. More asset growth was funded by non-interest-bearing sources of funds in 2002 than in 2001. The net tax equivalent yield on interest-earning assets in the first nine months of 2002 declined four basis points to 5.82% from 5.86% for the same period in 2001. The average net tax equivalent yield on interest-earning assets decreased 163 basis points to 7.63% for the first nine months in 2002 from 9.26% in the same nine-month period one year ago. The average cost of interest-bearing liabilities decreased 200 basis points to 2.45% for the first nine months of 2002, from 4.45% for the same six-month period in 2001.

OTHER OPERATING INCOME

Other operating income (excluding gains on the sale of assets which can fluctuate significantly between periods) for the third quarter of 2002 was $1.4 million, an increase of $93,000 from the third quarter of 2001. For the first nine months of 2002, other operating income increased $131,000, or 4%, from $3.4 million for the same period in 2001.

Deposit service charges increased $51,000, or 13%, from $393,000 in the third quarter of 2001. For the first nine months of 2002, deposit service charges increased $21,000, or 2%, from $1.2 million for the same period in 2001.

Loan servicing fees decreased $25,000, or 20%, from $122,000 in the third quarter of 2001. For the first nine months of 2002, loan servicing fees decreased $92,000, or 27%, from $346,000 for the same period in 2001. These decreases are primarily the result of a drop in the volume of loans purchased from Residential Mortgage LLC (“RML”), the Bank’s affiliated mortgage company.

Electronic banking fees are largely comprised of interchange and surcharge income from the Company’s 16-machine ATM network and debit card transactions. Electronic banking fees decreased $50,000, or 25%, in the third quarter of 2002 compared to the third quarter of 2001. This decrease was due to a change in consumer practices, whereby consumers obtain more cash from point of sale transactions than from ATMs thus producing less fee income. For the first nine months of 2002, electronic banking fees were $461,000, a decrease of 1%, from the same period last year.

Income from Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, increased by $135,000, or 37%, to $502,000 during the third quarter of 2002 as compared to $367,000 in the third quarter of 2001, primarily due to increased refinance activity. NCIC owns a 30% profit interest in RML. The large decrease in interest rates and a strong residential housing market has fueled increases in mortgage originations from refinances and home purchase loans as compared to the same period in 2001. Income from NCIC for the nine months ended September 30, 2002, was $1.1 million, compared to $782,000 in the same period last year, an increase of 35%. The improvement in the nine-month results was due in part to the recovery of $165,000 in legal defense costs related to a lawsuit that was settled earlier in 2002.

Set forth below is a schedule of the components of and change in Other Operating Income between the third quarters of 2002 and 2001:

	Third Quarter			Nine Months
	(Dollars in thousands)			(Dollars in thousands)

	2002	%	2001	2002	%	2001

Deposit service charges	$444	13%	$393	$1,258	2%	$1,237

Loan servicing fees	97	-20%	122	254	-27%	346

Income from NCIC	502	37%	367	1,055	35%	782

Merchant & credit card fees	131	18%	111	313	6%	295

Electronic banking revenue	152	-25%	202	461	-1%	468

Other	53	-42%	91	187	-30%	269

Subtotal	1,379	7%	1,286	3,528	4%	3,397

Security gains (losses)	57	0%	0	113	146%	46

Gain on sale of ORE	0	0%	0	0	-100%	38

Total	$1,436	12%	$1,286	$3,641	5%	$3,481

OTHER OPERATING EXPENSE

Other operating expense for the third quarter of 2002 was $5.9 million, an increase of $100,000 from the same period in 2001. At the beginning of this year, the Company implemented Financial Accounting Standards Board Statement 142 that sets forth the accounting for goodwill and other intangible assets. As a result, the Company is no longer amortizing expense related to goodwill effective the beginning of 2002. Amortization expense for other intangible assets for the third quarter of 2002 was $92,000. Other operating expense for the nine months ended September 30, 2002, was $17.1 million, an increase of $222,000, or 1%, from the same period in 2001.

Set forth below is a schedule of the components of and change in Other Operating Expense between the third quarters of 2002 and 2001:

	Third Quarter			Nine Months
	(Dollars in thousands)			(Dollars in thousands)

	2002	%	2001	2002	%	2001

Salaries & benefits	$3,292	10%	$2,980	$9,511	5%	$9,022

Occupancy	513	-1%	519	1,460	1%	1,444

Equipment	322	-19%	398	1,068	-9%	1,169

Marketing	312	4%	300	934	3%	906

Intangible asset amortization-goodwill	0	-100%	116	0	-100%	349

Intangible asset amortization-core deposit	92	1%	91	276	0%	275

Other expense	1,353	-2%	1,380	3,885	4%	3,747

Total	$5,884	2%	$5,784	$17,134	1%	$16,912

INCOME TAXES

The provision for income taxes increased $332,000, or 31%, to $1.4 million in the third quarter of 2002 compared to the same period in 2001. The effective tax rates for the third quarter of 2002 and 2001 were 39% and 36%, respectively, due to a decline of approximately $1 million on average of tax-exempt assets between periods. The provision for income taxes for the first nine months of 2002 totaled $3.7 million, an increase of $699,000, or 23%, from the same period in 2001. The effective tax rate for each of the first nine months of 2002 and 2001 was 37%.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2002		December 31, 2001		September 30, 2001

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

			(Dollars in thousands)
Commercial	$182,151	35%	$166,845	34%	$164,496	35%

Construction/development	78,005	15%	68,952	14%	71,592	15%

Commercial real estate	203,209	39%	177,493	37%	158,004	34%

Real estate loans for sale	4,782	1%	19,496	4%	16,781	4%

Consumer	50,883	10%	52,236	11%	55,912	12%

Total	519,030	100%	485,022	100%	466,785	100%

Other, net	(2,361)		(2,460)		(1,859)

Net loans	$516,669		$482,562		$464,926

ORIGINATION AND SALE OF LOANS

Periodically, the Company invests its excess liquidity in single-family mortgage loans that have been originated by RML and which are committed for resale, generally within 45 days, at preset interest rates prior to the Company’s purchase. At September 30, 2002, these loans totaled $4.8 million, down from $19.5 million at December 31, 2001. RML sold fewer loans to the Company in 2002 because it developed other sources for warehousing its loans.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company recorded a $980,000 provision for loan losses for the third quarter of 2002, compared to $615,000 for the third quarter of 2001. There was $271,000 in net loan charge-offs during the third quarter of 2002, compared to $273,000 of net loan charge-offs for the same period in 2001. For the first nine months of 2002, net loan charge-offs totaled $801,000, compared to $832,000 for the same period in 2001, for an annualized charge-off rate of 0.21% and 0.25%, respectively.

The Allowance for Loan Losses was $8.3 million, or 1.61% of total portfolio loans outstanding (which excludes $4.8 million of real estate loans for sale), at September 30, 2002, compared to $6.8 million, or 1.52%, of total portfolio loans, at September 30, 2001. The Allowance for Loan Losses represented 148% of non-performing loans at September 30, 2002, as compared to 243% of non-performing loans at September 30, 2001. Management considers the Allowance for Loan Losses to be adequate at this time to absorb inherent losses. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months
	(Dollars in thousands)		(Dollars in thousands)

	2002	2001	2002	2001

Balance at beginning of period	$7,545	$6,469	$7,200	$6,208

Charge-offs:

Commercial	207	142	764	499

Construction/development	0	0	0	0

Commercial real estate	67	78	67	354

Consumer	49	73	211	122

Total charge-offs	323	293	1,042	975

Recoveries:

Commercial	19	13	155	133

Construction/development	0	0	0	0

Commercial real estate	13	0	33	0

Consumer	20	7	53	10

Total recoveries	52	20	241	143

Provision for loan losses	980	615	1,855	1,435

Balance at end of period	$8,254	$6,811	$8,254	$6,811

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	09/30/02	12/31/01	09/30/01

	(Dollars in thousands)
Nonaccrual loans	$3,291	$2,615	$1,371

Accruing loans past due 90 days or more	635	965	1,383

Restructured loans	1,667	—	46

Total nonperforming loans	5,593	3,580	2,800

Real estate owned	—	—	—

Total nonperforming assets	$5,593	$3,580	$2,800

Allowance for loan losses	$8,254	$7,200	$6,811

Nonperforming loans to portfolio loans	1.09%	0.77%	0.62%

Nonperforming assets to total assets	0.79%	0.58%	0.48%

Allowance to portfolio loans	1.61%	1.55%	1.52%

Allowance to nonperforming loans	148%	201%	243%

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

Total nonperforming loans at September 30, 2002, were $5.6 million, or 1.09% of total portfolio loans, an increase of $2 million from $3.6 million at December 31, 2001, and an increase of $2.8 million from $2.8 million at September 30, 2001. The increase in nonperforming loans in the third quarter of 2002 was due in large part to one commercial loan relationship. The Company is taking steps to address this loan. The Company has also implemented procedures to improve the overall credit quality of its loan portfolio.

At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had impaired loans of $4.5 million, $1.8 million, and $1.7 million, respectively. A specific allowance of $1 million, $262,000, and $312,000 was established for these periods.

Potential Problem Loans. At September 30, 2002, the Company had no potential problem loans, as compared to $3.2 million at December 31, 2001, and $2.1 million one year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, but about which there has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

CAPITAL

SHAREHOLDERS’ EQUITY

Shareholders’ equity was $66.4 million at September 30, 2002, compared to $60.8 million at December 31, 2001, an increase of 9%.

CAPITAL REQUIREMENTS AND RATIOS

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2002, the Company and the Bank met all applicable capital adequacy requirements.

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

			September 30, 2002	December 31, 2001

		Well-	Actual	Actual
	Minimum	Capitalized	Ratio	Ratio

Tier 1 risk-based capital	4.00%	6.00%	10.25%	10.25%

Total risk-based capital	8.00%	10.00%	11.50%	11.74%

Leverage ratio	4.00%	5.00%	8.96%	8.71%

STOCK REPURCHASE PLAN

In September of this year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 35,000 shares of its stock under this program during the month of September 2002 at a cost of $431,000. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

LIQUIDITY AND SOURCE OF FUNDS

DEPOSITS

The Company’s primary sources of funds are customer deposits and to a lesser extent advances from the Federal Home Loan Bank of Seattle (the “FHLB”). These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations.

Deposits are the Company’s primary source of new funds. Total deposits increased $83 million to $633.7 million at September 30, 2002, up 15% from $550.6 million at December 31, 2001, and 23% from $516.4 million at September 30, 2001.

The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2002, Northrim had $167.9 million in certificates of deposit, of which $138 million, or 82%, are scheduled to mature over the next 12 months compared to $148.8 million, or 81%, at December 31, 2001, and to $151.4 million, or 81%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	September 30, 2002		December 31, 2001		September 30, 2001

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Remaining maturity:

Three months or less	$62,372	37%	$41,425	22%	$73,695	40%

Over three through six months	33,380	20%	45,407	25%	29,533	16%

Over six through twelve months	42,279	25%	61,956	34%	48,200	26%

Over twelve months	29,904	18%	35,829	19%	34,649	19%

Total	$167,935	100%	$184,617	100%	$186,077	100%

FHLB AND OTHER BORROWINGS

At September 30, 2002, the Company’s maximum borrowing line from the FHLB was approximately $85 million with $10 million committed to secure public deposits and $3.9 million in long-term advances, compared to $20 million to secure public deposits at December 31, 2001. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

The Company had a $3 million subordinated note and $1.5 million had been drawn on the line. The line was paid off in May of this year.

At September 30, 2002, the Company had no short-term original maturity of one year or less, borrowings that exceeded 30% of shareholders’ equity.

LOANS

Loans, excluding real estate loans for sale, increased to $511.9 million at September 30, 2002, from $463.1 million at December 31, 2001. At September 30, 2002, 53% of the portfolio was scheduled to mature over the next 12 months with 22% scheduled to mature between October 1, 2003, and September 30, 2007. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

INVESTMENT SECURITIES

Investment securities totaled $81.3 million at September 30, 2002, an increase of $2.7 million, or 3%, from $78.6 million at December 31, 2001, and an increase of $7 million, or 9%, from $74.3 million at September 30, 2001. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2002, as compared to 94% at December 31, 2001, and 95% at September 31, 2001, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2002, $37.7 million in securities, or 46%, of the investment portfolio were pledged, as compared to $25.4 million, or 32%, at December 31, 2001, and $24.4 million, or 33%, at September 30, 2001.

CAPITAL EXPENDITURES AND COMMITMENTS

The Company purchased an item processing and imaging system in the second quarter ended June 30, 2002, totaling approximately $600,000. In addition, the Company purchased a limited liability company (“LLC”) for $1.8 million that owns another branch facility in the Anchorage area. The Company intends to dissolve the LLC and account for the new facility as an addition to its fixed assets.

The Company plans to move its existing supermarket branch and a loan production office that are located in the Wasilla market into a freestanding branch late in 2002. The total commitments for the construction of this branch are $2.2 million.

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

The effect on the Company of Statement 142 for the third quarter of 2002 was the elimination of $116,000 of amortization expense related to goodwill. The expected effect on the Company for 2002 will be the elimination of $464,000 of this amortization expense. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company’s core deposit intangible asset was $92,000 for the third quarter of 2002. Basic and diluted earnings per share would have been $0.33 and $0.32 versus $0.32 and $0.31, respectively, if the amortization expense of $116,000 were not recorded in the third quarter of 2001. For the nine-month period in 2001, basic and diluted earnings per share would have been $0.88 and $0.86 versus $0.85 and $0.83, respectively, if the amortization expense of $349,000 were not recorded.

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

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of Statement No. 141, Business Combinations. Statement No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement No. 141 and the related intangibles accounted for in accordance with Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 147 also amends Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement No. 72. Northrim believes the adoption of Statement No. 147 will have no impact on its financial statements.

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

Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude, and frequency of rate changes, customer reaction to rate changes, changes in market conditions, the absolute level of interest rates, and management strategies, among other factors.

The results of the simulation model at September 30, 2002 indicate that, if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $1.1 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates decreased an immediate 100 basis points, the Company would experience an increase in net interest income of approximately $603,000 over the next 12 months.

ITEM FOUR

CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

ITEM SIX

EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K

On September 12, 2002, the Company filed a Form 8-K reporting Board of Director approval of a stock repurchase program authorizing the repurchase of up to 306,372 shares of the Company’s common stock. A copy of the Company’s News Release announcing the event was attached as an exhibit.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

November 13, 2002	By /s/ R. Marc Langland

R. Marc Langland President and CEO (Principal Executive Officer)

November 13, 2002	By /s/ Joseph M. Shierhorn

Joseph M. Schierhorn Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, R. Marc Langland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northrim BanCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ R. Marc Langland

R. Marc Langland Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Joseph M. Schierhorn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northrim BanCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph M. Schierhorn

Joseph M. Schierhorn Chief Financial Officer