Form 10-K
period 2002-12-31
NORTHRIM BANCORP INC
filed 2003-03-19
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-33501

Northrim BanCorp, Inc.

(Exact name of registrant as specified in its charter)

Alaska (State or other jurisdiction of incorporation or organization)	92-0175752 (I.R.S. Employer Identification Number)

3111 C Street
Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [   ]

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2002, was $84,063,248.

The number of shares of registrant’s common stock outstanding at February 20, 2003, was 6,077,946.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 1, 2003, referenced in Part III of this Form 10-K are incorporated by reference therein.

About the Company
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and
Independent Auditors’ Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Annual Report on Form 10-K
Index to Exhibits
Signatures
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 23
EXHIBIT 24
EXHIBIT 99.1
EXHIBIT 99.2

Northrim BanCorp, Inc.

Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Northrim’s management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margins; and our ability to maintain asset quality. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Northrim Bank’s filings with the FDIC and those identified from time to time in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

ii

Northrim BanCorp, Inc.

About the Company

Overview

     Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with two wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, and Northrim Investment Services Company (“NISC”). NISC was formed in November 2002 and holds the Company’s 42% equity interest in Elliott Cove Capital LLC, dba Elliott Cove Capital Management (“Elliot Cove”), a new entity that provides investment advisory services. We also hold a 50% equity interest and a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”). RML was formed in 1998 and has offices throughout Alaska.

     The Company is regulated by the Board of Governors of the Federal Reserve System, and the Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. We make our Securities Exchange Act reports available free of charge on our Internet website, www.northrim.com. Our reports can also be obtained through the SEC’s EDGAR database at www.sec.gov.

     We opened for business in 1990 shortly after the dramatic consolidation of the Alaska banking industry in the late 1980s that left three large commercial banks with over 93% of commercial bank deposits in greater Anchorage. Through the successful implementation of our “Customer First Service” philosophy of providing our customers with the highest level of service, we capitalized on the opportunity presented by this consolidation and carved out a market niche among small business and professional customers seeking more responsive and personalized service.

     We grew substantially in 1999, when we completed a public stock offering, in which we raised $18.5 million and acquired eight branches from Bank of America. The Bank of America branch acquisition was completed in June 1999 and increased our outstanding loans by $114 million, our deposits by $124 million, and provided us fixed assets valued at $2 million, for a purchase price of $5.9 million, largely derived from the proceeds of the stock offering.

     In January 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. In December 2002, we completed construction of our Wasilla Financial Center and moved from our existing supermarket branch and loan production office. We moved from our supermarket branch in west Anchorage into a freestanding facility in February 2003. In addition, we plan to explore other branching opportunities in our major markets in the future.

     We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $626.4 million in total deposits and $704.2 million in total assets at December 31, 2002. Through our 10 branches, we are accessible by approximately 75% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, three smaller branches and two supermarket branches.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. We are currently analyzing additional market opportunities in this area.

•	Eagle River: We also serve Eagle River, an upscale community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

New Core Software System

     In 2000, we selected a new software system to process our loan, deposit and general ledger accounts. We converted to the new system in the second quarter of 2001. This system, which utilizes an Oracle database and real-time customer transaction posting, initiates the process of modernizing our backroom processing. In 2002, we took additional steps by adding an item imaging system and upgrading our Internet banking capabilities. As a result, we moved item processing back in-house as it had been out-sourced due to the rapid expansion that followed the Bank of America branch purchase. We also revamped our customers’ statements and began providing statements with imaged items in January 2003. In 2003, we plan to add document imaging to this system to allow us to electronically store our records and documents. These initiatives are being pursued to improve service levels to customers and achieve operational efficiencies.

Business Strategies

     In addition to our acquisition strategy, we are pursuing a strategy of aggressive internal growth. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We are a major land development and residential construction lender and an active lender in the commercial real estate market. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships.

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

     In the fourth quarter of 2002, we made an initial investment of $375,000 in Elliott Cove through our wholly-owned subsidiary, NISC. We plan to offer Elliott Cove investment products to our customers beginning in the first quarter of 2003, and we hope to use the Elliott Cove products to diversify our product offerings in an effort to strengthen our existing customer relationships and bring new customers into the Bank. We expect to incur losses on the Elliott Cove investment for several years as the company works to build assets under management.

Services

     We provide a wide range of banking services in South Central and Interior Alaska to businesses, professionals, and individuals with high service expectations.

Deposit Services: Our deposit services include non-interest-bearing checking accounts and interest-bearing time deposits, checking accounts, and savings accounts. Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Our money market deposit account pays interest based on the 90-day U.S. Treasury rate.

Several of our innovative deposit services and products are:

•	An indexed money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier cash and non-cash deposits from our customers to their branch.

Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also have a significant niche in construction and land development lending in Anchorage, Fairbanks and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See “ – Lending Activities.”

Other Customer Services: In addition to our deposit and lending services, we offer our customers several 24-hour services: Telebanking, faxed account statements, Internet banking for individuals and businesses, and automated teller services. Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9:00 a.m. to 6:00 p.m. for the lobby and 8:00 a.m. to 7:00 p.m. for the drive-up, and Saturday 10:00 a.m. to 3:00 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, “Express Service” for opening accounts by mail, three cash management programs to meet the specialized needs of business customers and courier agents who pick up both cash and non-cash deposits from business customers.

Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 61	Chairman, President, & CEO of the Company and the Bank, and Director, Alaska Air Group

*Christopher N. Knudson, 49	Executive Vice President and Chief Operating Officer of the Bank and Company

Victor P. Mollozzi, 53	Senior Vice President, Senior Credit Officer of the Bank

Joseph Schierhorn, 45	Senior Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 51	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), Inc.

Mark G. Copeland, 60	Owner and sole member of Strategic Analysis LLC, a management consulting firm in Anchorage

Frank A. Danner, 69	President and CEO, Far North Fishermen, Inc. (a commercial fishing enterprise)

Ronald A. Davis, 70	Vice President, Acordia of Alaska Insurance (full service insurance agency)

Anthony Drabek, 55	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation) since 1989; Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.

Richard L. Lowell, 62	President, Ribelin Lowell & Company (insurance brokerage firm)

Irene Sparks Rowan, 61	Former Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries

John C. Swalling, 53	President, Swalling & Associates PC (accounting firm)

Joseph E. Usibelli, 64	Chairman, Usibelli Coal Mine

Selected Financial Data

	2002	2001	2000	1999	1998
		(In Thousands Except Per Share Data)
Net interest income	$34,670	$31,349	$28,279	$23,947	$17,828
Provision for loan losses	3,095	2,300	1,284	561	1,491
Other operating income	5,199	4,766	3,426	2,487	1,836
Other operating expense	23,061	22,569	21,304	18,365	12,310
Income before income taxes	13,713	11,246	9,117	7,508	5,863
Income taxes	5,171	4,138	3,284	2,722	2,160
Net income	$8,542	$7,108	$5,833	$4,786	$3,703
Earnings per share:
Basic	$1.40	$1.17	$0.97	$0.91	$0.96
Diluted	1.35	1.13	0.95	0.88	0.90
Cash	1.39	1.21	1.03	0.93	0.90
Cash dividends per share	0.20	0.20	0.20	0.20	0.20
Assets	$704,249	$620,518	$547,496	$503,827	$344,812
Loans	534,990	482,562	413,445	395,274	264,704
Deposits	626,415	550,607	484,918	443,817	311,894
Long-term debt	3,774	1,500	1,500	1,500	—
Shareholders’ equity	68,373	60,791	54,299	48,436	26,566
Book value	$11.22	$9.95	$8.90	$8.10	$6.43
Tangible book value	10.01	8.69	7.48	6.53	6.43

	2002	2001	2000	1999	1998
		(In Thousands Except Per Share Data)
Net interest margin (tax equivalent)	5.82%	5.88%	5.82%	6.10%	6.20%
Efficiency ratio (cash)	56.92%	60.19%	64.57%	67.70%	62.60%
Return on assets	1.33%	1.23%	1.10%	1.10%	1.21%
Return on equity	13.32%	12.34%	11.44%	11.90%	14.84%
Equity/assets	9.71%	9.80%	9.92%	9.61%	7.70%
Dividend payout ratio	14.29%	17.09%	20.62%	21.98%	20.83%
Non-performing loans/loans	1.07%	0.74%	0.86%	0.28%	0.25%
Net charge-offs/average loans	0.36%	0.29%	0.28%	0.05%	0.33%
Allowance for loan losses/loans	1.58%	1.49%	1.50%	1.54%	1.82%
Non-performing assets/assets	0.81%	0.58%	0.65%	0.27%	0.37%
Number of banking offices	10	10	10	10	3
Number of employees (FTE)	246	234	223	235	142

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

Overview

     We are a publicly traded bank holding company with two wholly-owned subsidiaries, the Bank, a state chartered, full-service commercial bank and NISC, a company formed to invest in Elliott Cove, an investment advisory services company. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one in each Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, including electronic banking services over the Internet.

     We opened the Bank for business in Anchorage in 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization. We opened our first branch in Fairbanks in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. This acquisition resulted in us acquiring $114 million in loans, $124 million in deposits and $2 million in fixed assets for a purchase price of $5.9 million.

     One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2002.

     Our growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 40% of the Alaska economy is generated from the oil industry and about 75% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

     During the second quarter of 1999, we sold 1,842,900 shares of our common stock in an underwritten common stock offering that generated $18.5 million in net proceeds. We used the proceeds to purchase the Bank of America branches and to provide capital for additional growth.

     At December 31, 2002, we had assets of $704.2 million and gross loans of $535 million, an increase of 13% and 11%, respectively, over the previous year. Our net income and diluted earnings per share for 2002 were $8.5 million and $1.35, respectively; an increase of 20% and 19%, respectively, from 2001.

Results of Operations

Net Income

     We earned net income of $8.5 million in 2002, compared to net income of $7.1 million in 2001 and $5.8 million in 2000. Net income per diluted share was $1.35, $1.13, and $0.95, respectively.

Net Interest Income

     Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate, and other sources. Our operating expenses consist primarily of compensation, employee benefits expense and occupancy expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

     Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income in 2002 was $34.7 million compared to $31.3 million in 2001 and $28.3 million in 2000, reflecting an increase in our interest-earning assets. Average interest-earning assets increased $61.4 million, or 11%, in 2002 compared to an increase in average interest-bearing liabilities in 2002 of $32.9 million, or 8%. Average interest-earning assets increased $46.4 million, or 9%, in 2001 compared to an increase in average interest-bearing liabilities in 2001 of $31.3 million, or 8%.

     Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2002, 2001 and 2000, average interest-earning assets were $599.7 million, $538.3 million and $491.9 million, respectively. During these same periods, net interest margins were 5.78%, 5.82% and 5.75%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning assets was 7.48% in 2002, 8.93% in 2001, and 9.74% in 2000, while the average cost of interest-bearing liabilities was 2.30% in 2002, 4.10% in 2001, and 5.20% in 2000.

     Our net interest margin decreased in 2002 from 2001 as interest rates declined to historically low levels. Approximately one-third of our earnings assets were funded by non-interest-bearing liabilities and equity that were not affected by the change in interest rates. As a result, the lower interest rates had more of an effect on the yield of our assets than the total cost of our liabilities. Consequently, the net interest margin decreased four basis points from 2001 to 2002.

     The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income and net interest margin are also presented.

Years ended December 31,		2002			2001			2000
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yields/	outstanding	earned/	Yields/	outstanding	earned/	Yields/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate
				(In Thousands)
Assets:
Loans(2)	$505,706	$40,835	8.07%	$453,306	$43,380	9.57%	$414,321	$43,051	10.39%
Securities	76,899	3,730	4.85%	69,116	4,090	5.92%	59,105	3,696	6.25%
Overnight investments	17,121	269	1.57%	15,866	626	3.95%	18,475	1,169	6.33%
Total interest-earning assets	599,726	44,834	7.48%	538,288	48,096	8.93%	491,901	47,916	9.74%
Noninterest-earning assets	44,660			41,798			38,933
Total assets	$644,386			$580,086			$530,834
Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$49,198	$353	0.72%	$45,334	$844	1.86%	$41,828	$1,193	2.85%

Years ended December 31,		2002			2001			2000
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yields/	outstanding	earned/	Yields/	outstanding	earned/	Yields/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate
				(In Thousands)
Money market accounts	131,227	2,063	1.57%	132,950	4,574	3.44%	114,928	6,214	5.41%
Savings accounts	82,061	1,514	1.84%	34,731	868	2.50%	30,996	1,051	3.39%
Certificates of deposit	172,531	6,021	3.49%	190,693	10,243	5.37%	186,501	10,942	5.87%
Total interest-bearing deposits	435,017	9,951	2.29%	403,708	16,529	4.09%	374,253	19,400	5.18%
Borrowings	6,513	213	3.27%	4,919	218	4.43%	3,042	237	7.79%
Total interest-bearing liabilities	441,530	10,164	2.30%	408,627	16,747	4.10%	377,295	19,637	5.20%
Demand deposits and other noninterest-bearing liabilities	138,742			113,713			102,557
Total liabilities	580,272			522,340			479,852
Shareholders’ equity	64,114			57,746			50,982
Total liabilities and shareholders’ equity	$644,386			$580,086			$530,834
Net interest income		$34,670			$31,349			$28,279
Net interest margin(3)			5.78%			5.82%			5.75%

(1)	Interest income included loan fees.

(2)	Nonaccrual loans are included with a zero effective yield.

(3)	The net interest margin on a tax equivalent basis was 5.82%, 5.88%, 5.82%, 6.10%, 6.20%, and 6.24%, respectively, for 2002, 2001, 2000, 1999, and 1998.

     The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2002 compared to 2001			2001 compared to 2000
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$4,682	$(7,227)	$(2,545)	$3,731	$(3,402)	$329
Securities	429	(789)	(360)	592	(198)	394
Overnight investments	46	(403)	(357)	(103)	(440)	(543)
Total interest income	$5,157	$(8,419)	$(3,262)	$4,220	$(4,040)	$180
Interest Expense:
Deposits:
Interest-bearing demand accounts	$66	$(557)	$(491)	$65	$(414)	$(349)
Money market accounts	(58)	(2,453)	(2,511)	620	(2,260)	(1,640)
Savings accounts	923	(277)	646	93	(276)	(183)
Certificates of deposit	(903)	(3,319)	(4,222)	225	(924)	(699)
Total interest on deposits	27	(6,606)	(6,578)	1,003	(3,874)	(2,871)
Borrowings	61	(66)	(5)	83	(102)	(19)
Total interest expense	$89	$(6,672)	$(6,583)	$1,086	$(3,977)	$(2,890)

Other Operating Income

     Total other income increased $433,000, or 9%, in 2002, after increasing $1.3 million, or 39%, in 2001, and $939,000, or 38%, in 2000. The following table separates the more routine (recurring) sources of other income from those that can fluctuate significantly from period to period:

Years ended December 31,	2002	2001	2000	1999	1998
			(In Thousands)
Other Operating Income
Deposit service charges	$1,687	$1,606	$1,801	$1,540	$807
Loan service fees	350	467	318	233	228
Merchant credit card transaction fees	423	400	296	267	302
Electronic banking fees	654	652	502	—	—
Other transaction fees	283	324	317	225	166
Income (loss) from NCIC subsidiary	1,917	1,208	98	175	(41)
Loss from NISC subsidiary	(239)	—	—	—	—
Other income	11	24	27	10	22
Recurring sources	5,086	4,681	3,359	2,450	1,484
Gains on sale of SBA loans	—	—	56	—	106
Gain (loss) on sale of securities	113	47	(3)	17	142
Gain on sale of ORE	—	38	14	20	104
Other sources	113	85	67	37	352
Total other operating income	$5,199	$4,766	$3,426	$2,487	$1,836

     The recurring sources of operating income in 2002 increased $405,000, or 9%, in 2001, increased $1.3 million, or 39%, and in 2000, increased $909,000, or 37%. Several components of non-interest income increased slightly in 2002 including deposit service charges, merchant credit card fees, and electronic banking fees. Loan service fees declined because the Bank purchased fewer loans for resale from it’s affiliated company RML, which in turn occurred because RML secured lower cost sources of funding. In addition, other transaction fees declined by $41,000 from $324,000 to $283,000 between 2001 and 2002 because we recorded less income from other fees associated with loan transactions. Finally, we recorded a $239,000 loss from NISC as it incurred its share of the start-up losses from its investment in Elliott Cove.

     Included in recurring sources of other operating income in 2002, 2001 and 2000 are $1.9 million, $1.2 million and $98,000, respectively, of income from NCIC, reflecting earnings from RML. Earnings from RML have fluctuated with activity in the housing market which has been affected by local economic conditions and changes in mortgage interest rates. In 2002 and 2001, declining mortgage interest rates generated a major increase in the demand for mortgage loans by consumers both for the refinance of existing loans and the purchase of new homes.

     The other sources of other operating income in 2002 increased $28,000, or 33%, in 2001 increased $18,000, or 27%, and in 2000 increased $30,000, or 81%. We recorded a gain of $56,000 on the sale of SBA loans in 2000. Security gains of $113,000 were recorded in 2002, $47,000 were recorded in 2001, compared to security losses of $3,000 recorded in 2000. We also recorded a gain on the sale of other real estate owned of $38,000 in 2001, and $14,000 in 2000.

Expenses

Provision for Loan Losses: The provision for loan losses in 2002 was $3.1 million, compared to $2.3 million in 2001 and $1.3 million in 2000. We increased the provision in 2002, 2001 and 2000 because of loan growth, loss inherent in the portfolio, and increase in charge-offs. The allowance for loan losses was $8.5 million, or 1.58% of total loans, at December 31, 2002, $7.2 million, or 1.49% of total loans, at December 31, 2001, and $6.2 million, or 1.50% of total loans, at December 31, 2000.

Charge-Offs: Net loan charge-offs were $1.8 million, or 0.36% of average loans, in 2002, $1.3 million, or 0.29% of average loans, in 2001, and $1.2 million, or 0.28% of average loans, in 2000.

Other Operating Expense: Other operating expense increased $492,000, or 2%, in 2002, $1.3 million, or 6%, in 2001 and $2.9 million, or 16%, in 2000. The following table breaks out the other operating expense categories.

Years ended December 31,	2002	2001	2000	1999	1998
			(In Thousands)
Other Operating Expense
Salaries and other personnel expense	$13,023	$12,135	$11,165	$9,889	$6,665
Other expenses	3,585	3,313	3,364	2,579	1,509
Consulting expense	78	104	50	270	68
Intangible asset amortization	368	832	832	460	—
Occupancy, net	2,040	1,963	1,840	1,728	1,130
Equipment, net	1,405	1,508	1,497	1,222	846
Marketing	1,136	1,153	1,034	1,013	900
Legal expense	197	302	184	113	72
Loan collection and ORE costs	68	49	124	127	382
Cash handling costs	269	327	460	220	244
Supply expense	492	443	462	500	278
Software amortization	400	440	292	244	216
Total other operating expense	$23,061	$22,569	$21,304	$18,365	$12,310

     Salaries and other personnel expense, occupancy expense and equipment costs, in the aggregate, increased $862,000, or 6%, in 2002, $1.1 million, or 8%, in 2001, and $1.7 million, or 13%, in 2000, reflecting increases to service our overall growth and growth due to the loans and deposits acquired from the eight Bank of America branches. In addition, the costs of amortizing the intangible asset, created as a result of the branch purchase, did not commence until mid-1999. Intangible amortization expense was $368,000 in 2002, $832,000 in 2001 and 2000, and $460,000 in 1999. In 2002, amortization expense decreased by $464,000 because of the effect of a change in the accounting treatment of goodwill and intangible assets. As a result of the requirements of SFAS No. 142, we will no longer amortize goodwill. However, the Company will continue to amortize the core deposit intangible.

     Legal costs decreased $105,000, or 35%, in 2002, increased $118,000 or 64%, in 2001, and increased $71,000, or 63%, in 2000. The increases in 2001 and 2000 were associated in part with litigation issues that were settled favorably for the Company and in part because of legal fees and expenses incurred in connection with our holding company reorganization, which we completed on December 31, 2001.

     Loan collection and ORE costs increased $19,000, or 39%, in 2002, decreased $75,000, or 60%, in 2001, and decreased $3,000, or 2%, in 2000. These costs represent the out-of-pocket expense we incurred to liquidate problem assets and manage repossessed property resulting from the collection process. In 2002 and 2001, these costs declined compared to 2000 because we were able to resolve problem loans without the assistance of outside legal counsel in many instances. In addition, we did not hold any ORE during these years, which also helped reduce expenses in this area. In 1999, we were successful in recovering various collection expenses that were recorded in 1998.

Income Taxes: The provision for income taxes increased $1 million, or 25%, to $5.2 million in 2002, increased $854,000, or 26%, to $4.1 million in 2001 compared to $3.3 million in 2000. The effective tax rate for 2002 was 38%, compared to 37% in 2001 and 36% in 2000. The increase in the effective tax rate is due to the Company’s taxable income in excess of $10 million being taxed at a higher rate and the proportion of tax exempt income to total income declined as the Company grew.

Financial Condition

Assets

Loans and Lending Activities

General: Our loan products include short- and medium-term commercial loans, commercial credit lines, construction and real estate loans, consumer loans, and credit cards. We emphasize providing financial services to small and medium sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

     Loans are the highest yielding component of earning assets. Average loans were $52.4 million, or 12%, greater in 2002 than in 2001. Average loans were $39 million, or 9%, greater in 2001 than in 2000. Loans comprised 84% of total earning assets at the end of 2002, 2001 and 2000. The yield on loans averaged 8.07% in 2002, 9.57% in 2001, and 10.39% in 2000.

     Growth in the loan portfolio during 2002 was $52.4 million, or 11%. Commercial loans increased $20.5 million, or 12%, commercial real estate loans increased $35.2 million, or 20%, and construction loans increased $13.8 million, or 20%, in 2002. Real estate loans for sale decreased $12.1 million, or 62%, and consumer loans decreased $4.8 million, or 9%. Funding for the growth in loans in 2002 came from an increase in interest-bearing liabilities and from non-interest-bearing sources of funds and capital.

     We began a program in 1998 of purchasing single family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At December 31, 2002, these loans totaled $7.4 million compared to $19.5 million on December 31, 2001.

Nonperforming Loans; Real Estate Owned: Nonperforming loans (nonaccrual loans, accruing loans delinquent 90 days or more, and restructured loans) were $5.7 million, or 1.07% of total loans, at December 31, 2002, $3.6 million, or 0.74% of total loans, at December 31, 2001, and $3.6 million, or 0.86% of total loans, at December 31, 2000. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due and place them on nonaccrual status. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $480,000, $270,000, and $219,000, in 2002, 2001 and 2000, respectively.

     We did not have any real estate owned at December 31, 2002.

     The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2002	2001	2000	1999	1998
	(In Thousands)
Nonperforming loans
Nonaccrual loans	$4,717	$2,615	$2,425	$876	$523
Accruing loans past due 90 days or more	1,019	965	1,101	154	52
Restructured loans	—	—	48	58	75
Total nonperforming loans	5,736	3,580	3,574	1,088	650
Real estate owned	—	—	—	263	613
Total nonperforming assets	$5,736	$3,580	$3,574	$1,351	$1,263
Allowance for loan losses to period-end loans	1.58%	1.49%	1.50%	1.54%	1.82%
Allowance for loan losses to nonperforming loans	148%	201%	174%	560%	741%
Nonperforming loans to period-end loans	1.07%	0.74%	0.86%	0.28%	0.25%
Nonperforming assets to total assets	0.81%	0.58%	0.65%	0.27%	0.37%

Potential Problem Loans: At December 31, 2002, management had identified potential problem loans of $2.9 million that were not previously classified. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed serious doubts as to the borrower’s ability to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for inherent loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Management believes that at December 31, 2002, the allowance is adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table shows the allocation of the allowance for loan losses at December 31, 2002, 2001, 2000, 1999, and 1998:

December 31,	2002		2001		2000		1999		1998
		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans (1)
				(Dollars In Thousands)
Commercial	$4,285	35%	$4,086	34%	$3,556	33%	$2,644	32%	$2,335	38%
Construction	1,327	15%	336	14%	571	14%	57	17%	35	20%
Real estate term	275	40%	410	37%	389	39%	537	37%	262	31%
Loans for sale	—	1%	—	4%	—	0%	—	1%	—	7%
Consumer	22	9%	5	11%	5	14%	14	13%	—	4%
Unallocated	2,567		2,363		1,687		2,839		2,187
Total	$8,476	100%	$7,200	100%	$6,208	100%	$6,091	100%	$4,819	100%

(1)	Represents percentage of this category of loans to total loans.

     The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2002	2001	2000	1999	1998
	(In Thousands)
Balance at beginning of period	$7,200	$6,208	$6,091	$4,819	$4,081
Charge-offs:
Commercial loans	(1,791)	(687)	(1,322)	(561)	(774)
Real estate loans	(67)	(748)	—	—	—
Consumer loans	(257)	(118)	(82)	(43)	(42)
Total charge-offs	(2,115)	(1,553)	(1,404)	(604)	(816)
Recoveries:
Commercial loans	168	234	229	435	50
Real estate loans	48	—	2	—	—
Consumer loans	80	11	6	7	13
Total recoveries	296	245	237	442	63
Allowance established for loans acquired with purchased branches				873
Provision for loan losses	3,095	2,300	1,284	561	1,491
Balance at end of period	$8,476	$7,200	$6,208	$6,091	$4,819
Ratio of net charge-offs to average loans outstanding during the period	0.36%	0.29%	0.28%	0.05%	0.33%

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor.

     Generally, we are permitted to make loans to one borrower of up to 15% of our unimpaired capital and surplus. Our loan-to-one-borrower limitation was $11.4 million at December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses.”

Loan Policy: Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan reviews by experienced officers who examine quality, loan documentation, and compliance with laws and regulations.

Loans Receivable: Loans receivable increased to $535 million at December 31, 2002, compared to $482.6 million and $413.4 million at December 31, 2001 and 2000, respectively. At December 31, 2002, 61% of the portfolio was scheduled to mature or reprice in 2003 with 29% scheduled to mature or reprice between 2004 and 2007. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized.”

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2002		2001		2000
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$187,312	35.01%	$166,845	34.57%	$138,047	33.39%
Real estate loans:
Construction	82,739	15.47%	68,952	14.29%	58,042	14.04%
Real estate term	212,740	39.77%	177,493	36.78%	162,226	39.24%
Real estate loans for sale	7,437	1.39%	19,496	4.04%	130	0.03%
Consumer loans	47,415	8.86%	52,236	10.82%	57,397	13.88%
Total	537,643	100.50%	485,022	100.51%	415,842	100.58%
Less:
Unearned purchase discount	(44)	-0.01%	(271)	-0.06%	(586)	-0.14%
Unearned loan fees
net of origination costs	(2,609)	-0.49%	(2,189)	-0.45%	(1,811)	-0.44%
Net loans	$534,990	100.00%	$482,562	100.00%	$413,445	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31,	1999		1998
		Percent		Percent
	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$126,182	31.92%	$101,520	38.35%
Real estate loans:
Construction	68,343	17.29%	53,910	20.37%
Real estate term	145,340	36.77%	82,713	31.25%
Real estate loans for sale	4,283	1.08%	18,667	7.05%
Consumer loans	53,975	13.66%	9,550	3.61%
Total	398,123	100.72%	266,360	100.63%
Less:
Unearned purchase discount	(1,037)	-0.26%	(69)	-0.03%
Unearned loan fees
net of origination costs	(1,812)	-0.46%	(1,587)	-0.60%
Net loans	$395,274	100.00%	$264,704	100.00%

     The following table presents at December 31, 2002, the aggregate maturities of our commercial and real estate construction loans:

	Maturing
	Within	1-5	After 5
	1 Year	Years	Years	Total
		(In Thousands)
Commercial	$87,807	$62,390	$37,115	$187,312
Real estate construction	80,586	2,153	—	82,739
Total	$168,393	$64,543	$37,115	$270,051
Fixed-rate loans	$73,323	$34,328	$17,027	$124,678
Variable rate loans	95,070	30,215	20,088	145,373
Total	$168,393	$64,543	$37,115	$270,051

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 35% of our total loans outstanding as of December 31, 2002. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

Construction Loans:

Land Development: We are a major land development and residential construction lender. At December 31, 2002, we had $ 34 million of residential subdivision land development loans outstanding, or 6% of total loans.

One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2002. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2002, we had $44.9 million of one-to-four-family residential and condominium construction loans or 8% of total loans. Of the homes under construction at December 31, 2002, for which these loans had been made, 56% were subject to sale contracts between the builder and homebuyers who were pre qualified for loans, usually with other financial institutions.

Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

Residential Mortgages: In 1998, our wholly-owned subsidiary, NCIC purchased 50% of the equity interests, for which we acquired a 30% profits and losses interest, of RML, a mortgage company with offices throughout Alaska, in order for us to obtain a presence in the residential mortgage market. When originating residential mortgage loans, RML obtains a firm commitment from long-term investors to buy the loans at a specified interest rate and under other specified terms. We buy loans originated by RML and generally hold these loans for less than 45 days before they are purchased by the long-term investor. At December 31, 2002, we held $7.4 million of RML-originated loans, which was 1% of our total loans at that date.

Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2002 our commercial real estate loans were $212.7 million, or 40% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 25% of these loans originated by Northrim resets every three years based on the spread over an index rate, normally the three-year Treasury rate. The commercial real estate loans we acquired in the Bank of America branch acquisition generally have a fixed interest rate for the life of the loan.

     We often sell all or a portion of our commercial real estate loans to two State of Alaska entities that were established to provide long term financing in the State, AIDEA, and the Alaska Housing Finance Corporation (“AHFC”). We often sell up to an 80% loan participation to AIDEA. AIDEA’s portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending. We also originate and sell to AHFC, loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide on-going servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.

Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers.

Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 16 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2002.

Investments and Investment Activities

General: Investment securities totaled $81.3 million at December 31, 2002, an increase of $2.7 million, or 3% from year-end 2001. Investment securities designated as available for sale comprised 96% of the portfolio and would be available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2002, $40.7 million in securities were pledged.

     Our investment portfolio consists primarily of U.S. Treasury and government agency securities, mortgage-backed securities and municipal securities. Our investment portfolio increased by $2.7 million in 2002 and by $3.4 million in 2001. The average maturity of the investment portfolio was 3.5 years at December 31, 2002.

Investment Portfolio Composition: Our investment portfolio is divided into two classes:

Securities Available For Sale: These are securities we may hold for indefinite periods of time and which we do not intend to hold to maturity. These securities include those that management intends to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. We carry these securities at market value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity.

Securities Held To Maturity: These are securities, which we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities for the foreseeable future. These securities are carried at amortized cost.

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
	Cost	Value
	(In Thousands)
Securities Available for Sale:
December 31, 2002:
U.S. Treasury	$3,501	$3,567
U.S. Agency	72,086	74,058
Mortgage-backed Securities	593	599
Total	$76,180	$78,224
December 31, 2001:
U.S. Treasury	$502	$497
U.S. Agency	70,946	71,830
Mortgage-backed Securities	1,784	1,784
Total	$73,232	$74,111
December 31, 2000:
U.S. Treasury	$2,519	$2,514
U.S. Agency	66,436	66,584
Mortgage-backed Securities	2,366	2,315
Total	$71,321	$71,413

	Amortized	Market
	Cost	Value
	(In Thousands)
Securities Held to Maturity:
December 31, 2002:
Municipal securities	$1,281	$1,351
FHLB stock	1,774	1,774
Total	$3,055	$3,125
December 31, 2001:
Municipal securities	$1,832	$1,869
FHLB stock	2,660	2,660
Total	$4,492	$4,529
December 31, 2000:
Municipal securities	$1,301	$1,315
FHLB stock	2,485	2,485
Total	$3,786	$3,800

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio at December 31, 2002:

			Maturing
	Less than	One to five	Five to 10	Due after 10
	one year	years	years	years	Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury
Balance	$506	$3,061	$—	$—	$3,567
Weighted Average Yield	2.48%	3.01%	—	—	2.93%
U.S. Agency
Balance	$—	$57,306	$16,752	$—	$74,058
Weighted Average Yield	—	3.98%	5.89%	—	4.42%
Mortgage-Backed Securities
Balance	$—	$—	$—	$599	$599
Weighted Average Yield	—	—	—	4.45%	4.45%
Total
Balance	$506	$60,367	$16,752	$599	$78,224
Weighted Average Yield	2.48%	3.94%	5.89%	4.45%	4.35%
Securities Held to Maturity:
Municipal Securities
Balance	$342	$447	$424	$138	$1,351
Weighted Average Yield	4.63%	4.31%	4.53%	5.12%	4.55%

Recorded and Market Values: The following table summarizes the recorded and market values of our investment portfolio by contractual maturity groups at December 31, 2002:

	At December 31, 2002
	Recorded	Market
	Value	Value
	(In Thousands)
Amount Maturing
< 1 yr	$836	$848
> 1 yr < 5 yrs	59,438	60,814
> 5 yrs < 10 yrs	16,466	17,176
> 10 yrs	721	737
Total	$77,461	$79,575

At December 31, 2002, we held no securities of any single issuer (other than U.S. Treasuries and governmental agencies) that exceeded 10% of our shareholders’ equity.

Liabilities

Deposits

General: Deposits are our primary source of new funds. Total deposits increased 14% to $626.4 million at December 31, 2002, compared with $550.6 million at December 31, 2001, and $484.9 million at December 31, 2000. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2002		2001		2000
	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in Thousands)
Interest-bearing demand accounts	$49,198	0.72%	$45,334	1.86%	$41,828	2.85%
Money market accounts	131,227	1.57%	132,950	3.44%	114,928	5.41%
Savings accounts	82,061	1.84%	34,731	2.50%	30,996	3.39%
Certificates of deposits	172,531	3.50%	190,693	5.37%	186,501	5.87%
Total interest-bearing accounts	435,017	2.29%	403,708	4.09%	374,253	5.18%
Noninterest-bearing
demand accounts	135,181		109,748		98,559
Total average deposits	$570,198		$513,456		$472,812

[Additional columns below]

[Continued from above table, first column(s) repeated]

December 31,	1999			1998
	Average	Average	Average		Average
	balance	rate paid	balance		rate paid
	(Dollars in Thousands)
Interest-bearing demand accounts	$31,967	2.30%	$17,742		2.65%
Money market accounts	82,191	4.32%	57,639		4.55%
Savings accounts	26,878	2.89%	13,810		3.21%
Certificates of deposits	161,255	5.19%	128,911		5.66%
Total interest-bearing accounts	302,291	4.44%	218,102		4.97%
Noninterest-bearing
demand accounts	82,406		57,267
Total average deposits	$384,697		$275,369

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2002, we had $162.5 million in certificates of deposit, of which $128.9 million, or 79%, are scheduled to mature in 2003. The following table sets forth the amounts and maturities of our certificates of deposit with balances of $100,000 or more, at the dates indicated:

December 31,	2002	2001	2000	1999	1998
		(In Thousands)
Remaining maturity:
Three months or less	$29,828	$20,739	$24,393	$25,297	$22,053
Over three through six months	21,505	27,531	26,227	24,861	30,030
Over six through 12 months	15,535	30,549	27,743	22,020	17,083
Over 12 months	20,549	19,167	9,499	10,174	9,273
Total	$87,417	$97,986	$87,862	$82,352	$78,439

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2002, we held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the FHLB.

Borrowings

FHLB: At December 31, 2002, our maximum borrowing line from the FHLB was equal to $75.1 million, approximately 11% of the Company’s assets. At December 31, 2002, there was $3.8 million outstanding on the line. At December 31, 2002, $5 million of the borrowing line was committed to secure public deposits. FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At December 31, 2002, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

     In 2002, we had a $3 million subordinated note line and $1.5 million had been drawn on the line. The line was paid off in May 2002.

Liquidity and Capital Resources

     Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”). These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations. The primary sources of demands on our liquidity are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2002, were $113.7 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2002, were $626.4 million.

     The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the Federal Home Loan Bank. At December 31, 2002, our current assets were $273.3 million and our funds available for borrowing under our existing lines of credit were $92 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

     In September 2002, we instituted a stock repurchase program pursuant to which we may periodically repurchase for cash up to 306,372, or approximately 5%, of our shares of common stock in the open market. At December 31, 2002, we had repurchased 69,000 shares at a total cost of $855,489 under this program, at an average price of $12.40 per share. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

     Our shareholders’ equity at December 31, 2002, was $68.4 million, a $7.6 million, or 12%, increase from 2001. Our shareholders’ equity at December 31, 1999, included the $18.5 million in net proceeds generated by our underwritten public offering of 1,842,900 shares of our stock completed during the second quarter of 1999.

     We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2002, that the Company and Northrim Bank met all applicable capital adequacy requirements.

     The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 13, 2002, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

     The table below illustrates the capital requirements for the Company and its actual capital ratios that exceed these requirements. There is an immaterial difference between the capital ratios for the Bank and the Company.

     (See Note 17 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

December 31, 2002	Adequately-	Well-	Actual
	Capitalized	Capitalized	Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.25%
Total risk-based capital	8.00%	10.00%	11.50%
Leverage ratio	4.00%	5.00%	8.65%

Effects of Inflation and Changing Prices

     The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Market for Common Stock

     Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2002, the number of shareholders of record of our common stock was 218.

     Our initial public offering in 1990 sold 2.1 million shares at $4.30 per share. A secondary offering in 1992 sold 449,000 shares at $3.49 per share. Subsequent underwritten public offerings sold 1 million shares at $5.88 per share in 1993, and 2.1 million shares were sold at $9.43 in 1999. Amounts and per share prices have been restated to reflect stock splits and stock dividends where appropriate.

     We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. Cash dividends totaled $1.2 million, $1.1 million, and $1.1 million in 2002, 2001, and 2000, respectively. On January 9, 2003, the Board of Directors approved payment of a $0.05 per share dividend on February 7, 2003, to shareholders of record on January 27, 2003. The Company and Northrim Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.

     The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002
High	$14.75	$16.15	$14.35	$15.11
Low	$13.00	$14.00	$10.95	$11.85
2001
High	$11.48	$12.69	$13.45	$15.00
Low	$8.95	$9.90	$10.35	$11.35

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The provisions of Statement No.142 were required to be applied starting with fiscal years beginning after December 15, 2001.

     The effect on the Company of Statement No.142 in 2002 was the elimination of $464,000 of amortization expense related to goodwill. However, the Company will continue to accrue a benefit from this amortization expense for tax purposes, as it will continue to deduct it from taxable income. The Company will continue to amortize a core deposit intangible asset, as it believes it has a determinable useful life. Amortization expense related to the Company’s core deposit intangible asset was $368,000 in 2002. Basic and diluted earnings per share would have been $1.22 and $1.17 versus $1.17 and $1.13, respectively, if amortization expense of $464,000 was not recorded in 2001.

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

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment of Statement No. 123. Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method for accounting for stock-based employee compensation and amending the disclosure requirements of Statement No. 123. The statement is effective for the year ended December 31, 2002. Northrim will continue to account for its stock option plan in accordance with APB Opinion No. 25, but will implement the new disclosure requirements of Statement No. 148 for the year ended December 31, 2002.

Quantitative and Qualitative Disclosure About Market Risk

     Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition, and in addition, our community banking focus makes our results of operations particularly dependent on the Alaska economy.

     The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting a target range and minimum for the net interest margin and running simulation models under different interest rate scenarios to measure the risk to earnings over the next 12-month period.

     In order to control interest rate risk in a rising interest rate environment, our philosophy is to shorten the average maturity of the investment portfolio and emphasize the pricing of new loans on a floating rate basis in order to achieve a more asset sensitive position, therefore, allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, our philosophy is to lengthen the average maturity of the investment portfolio and emphasize fixed rate loans, thereby becoming more liability sensitive. In each case, the goal is to exceed our targeted net interest margin range without exceeding earnings risk parameters.

     The excess of our interest-earning assets over interest-bearing liabilities has generally been invested in securities, primarily securities issued by governmental agencies. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.

     Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance, such as early withdrawal of time deposits and prepayment of loans, it should not be used as the primary indictor of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

		Estimated maturity or repricing at December 31, 2002
	0-3 months	4-12 months	1-5 years	≥5 years	Total
			(In Thousands)
Interest-Earning Assets:
Overnight investments	$37,502	$—	$—	$—	$37,502
Investment securities	11,374	27,786	34,729	5,345	79,234
Loans:
Commercial	104,449	26,975	43,473	9,079	183,976
Real estate construction	60,345	19,932	1,722	—	81,999
Real estate term	53,660	36,445	98,966	23,156	212,227
Real estate for sale	7,437	—	—	—	7,437
Installment and other consumer	13,473	3,284	13,405	17,126	47,288
Total interest-earning assets	$288,240	$114,422	$192,295	$54,706	$649,663
Percent of total interest-earning assets	44%	18%	30%	8%	100%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$53,365	$—	$—	$—	$53,365
Money market accounts	154,232	—	—	—	154,232
Savings accounts	104,568	—	—	—	104,568
Certificates of deposit	46,810	82,053	33,594	13	162,470
FHLB advances	—	—	—	3,774	3,774

		Estimated maturity or repricing at December 31, 2002
	0-3 months	4-12 months	1-5 years	≥5 years	Total
Other borrowings	2,591	—	—	—	2,591
Total interest-bearing liabilities	$361,566	$82,053	$33,594	$3,787	$481,000
Percent of total interest-bearing liabilities	75%	17%	7%	1%	100%
Interest sensitivity gap	$(73,326)	$32,369	$158,701	$50,919	$168,663
Cumulative interest sensitivity gap	$(73,326)	$(40,957)	$117,744	$168,663
Cumulative interest sensitivity gap as a percentage of total assets	-10%	-6%	17%	24%

     As stated previously, certain shortcomings, including those described below, are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets have features, which restrict changes in their interest rates, both on a short-term basis and over the lives of the assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables as can the relationship of rates between different loan and deposit categories. Moreover, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates.

     We utilize a simulation model to monitor and manage interest rate risk within parameters established by our internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease, from prevailing interest rates, on the balance sheet over a period of 12 months. Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results would differ from simulated results due to factors such as timing, magnitude and frequency of rate changes, customer reaction to rate changes, changes in market conditions and management strategies, among other factors.

     Based on the results of the simulation models at December 31, 2002, we expect an increase in net interest income of $180,000, and a decrease of $1.7 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. Due to the low level of interest rates, a drop of 100 basis points was unrealistic for some of the interest-bearing deposits since the Company is currently paying less than 100 basis points on some of those products. In these instances interest rates were reduced less than 100 basis points.

Critical Accounting Estimates

     Management has considered its estimate for the loan loss reserve and based on our reserve analysis, we feel that the reserve is adequate to cover losses inherent in the loan portfolio.

Independent Auditors’ Report

To the Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Anchorage, Alaska
January 17, 2003

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001
	(In Thousands Except Share Amounts)
Assets
Cash and due from banks (Note 2)	$28,078	$26,040
Money market investments (Note 3)	37,502	15,832
Investment securities held to maturity (Note 4)	1,281	1,832
Investment securities available for sale (Note 4)	78,224	74,111
Investment in Federal Home Loan Bank stock (Note 4)	1,774	2,660
Real estate loans for sale (Note 5)	7,437	19,496
Loans (Note 5)	527,553	463,066
Allowance for loan losses (Note 6)	(8,476)	(7,200)
Net loans	526,514	475,362
Premises and equipment, net (Note 7)	10,481	5,877
Accrued interest receivable	3,192	3,470
Intangible assets (Notes 1 and 8)	7,370	7,737
Other assets (Notes 1 and 8)	9,833	7,597
Total Assets	$704,249	$620,518
Liabilities
Deposits:
Demand	$151,780	$128,881
Interest-bearing demand	53,365	49,916
Savings	104,568	47,669
Money market	154,232	139,524
Certificates of deposit less than $100,000 (Note 9)	75,053	86,631
Certificates of deposit greater than $100,000 (Note 9)	87,417	97,986
Total Deposits	626,415	550,607
Borrowings (Note 10)	6,365	5,682
Other liabilities	3,096	3,438
Total Liabilities	635,876	559,727
SHAREHOLDERS’ EQUITY (Notes 15 and 16)
Common stock, $1 par value, 10,000,000 shares authorized, 6,094,536 and 6,106,823 shares issued and outstanding at December 31, 2002 and 2001, respectively	6,095	6,107
Additional paid-in capital	46,614	47,023
Retained earnings	14,460	7,140
Accumulated other comprehensive income-net unrealized gains on available for sale investment securities	1,204	521
Total Shareholders’ Equity	68,373	60,791
Commitments and contingencies (Notes 14, 17 and 21)
Total Liabilities and Shareholders’ Equity	$704,249	$620,518

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In Thousands Except Per Share Amounts)
Interest Income
Interest and fees on loans	$40,835	$43,380	$43,051
Interest on investment securities-assets available for sale (Note 4)	3,512	3,862	3,446
Interest on investment securities-held to maturity (Note 4)	218	228	250
Interest on money market investments	269	626	1,169
Total Interest Income	44,834	48,096	47,916
Interest Expense
Interest expense on deposits and borrowings (Note 11)	10,164	16,747	19,637
Net Interest Income	34,670	31,349	28,279
Provision for loan losses (Note 6)	3,095	2,300	1,284
Net Interest Income After Provision for Loan Losses	31,575	29,049	26,995
Other Operating Income
Service charges on deposit accounts	1,687	1,606	1,801
Loan sale gains	—	—	56
Earnings from mortgage affiliate	1,917	1,208	98
Other income	1,595	1,952	1,471
Total Other Operating Income	5,199	4,766	3,426
Other Operating Expense
Salaries and other personnel expense	13,023	12,135	11,165
Occupancy, net	2,040	1,963	1,840
Equipment expense	1,405	1,508	1,497
Marketing expense	1,136	1,153	1,034
Intangible asset amortization expense	368	832	832
Other expense	5,089	4,978	4,936
Total Other Operating Expense	23,061	22,569	21,304
Income Before Income Taxes	13,713	11,246	9,117
Provision for income taxes (Note 12)	5,171	4,138	3,284
Net Income	$8,542	$7,108	$5,833
Earnings Per Share, Basic	$1.40	$1.17	$0.97
Earnings Per Share, Diluted	$1.35	$1.13	$0.95
Weighted Average Shares Outstanding, Basic	6,112,144	6,101,925	5,995,685
Weighted Average Shares Outstanding, Diluted	6,317,910	6,274,912	6,121,766

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes
in Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total
	(In Thousands)
Balance as of December 31, 1999	5,165	$5,165	$36,854	$7,000	($583)	$48,436
Stock dividend-5%	258	258	2,182	(2,440)		—
Cash dividend				(1,076)		(1,076)
Exercise of Stock Options	124	124	344			468
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					638	638
Net Income				5,833		5,833
Total Comprehensive Income						6,471
Balance as of December 31, 2000	5,547	$5,547	$39,380	$9,317	$55	$54,299
Stock dividend-10%	554	554	7,618	(8,172)		—
Cash dividend				(1,113)		(1,113)
Exercise of Stock Options	6	6	25			31
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					466	466
Net Income				7,108		7,108
Total Comprehensive Income						7,574
Balance as of December 31, 2001	6,107	$6,107	$47,023	$7,140	$521	$60,791
Cash dividend				(1,222)		(1,222)
Exercise of Stock Options	57	57	377			434
Treasury stock buy back	(69)	(69)	(786)			(855)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					683	683
Net Income				8,542		8,542
Total Comprehensive Income						9,225
Balance as of December 31, 2002	6,095	$6,095	$46,614	$14,460	$1,204	$68,373

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In Thousands)
Operating Activities:
Net income	$8,542	$7,108	$5,833
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(113)	(47)	3
Depreciation and amortization of premises and equipment	1,141	1,271	1,199
Amortization of software	400	440	292
Intangible asset amortization	368	832	832
Deferred tax expense (benefit)	(1,264)	(1,120)	277
Deferral of loan fees and costs, net	420	378	(1)
Gain on sale of building	(12)	(13)	(12)
Amortization of investment security premium, net of discount accretion	187	98	(451)
Provision for loan losses	3,095	2,300	1,284
(Increase) decrease in accrued interest receivable	278	307	(732)
(Increase) decrease in other assets	(1,521)	(2,321)	478
Increase (decrease) of other liabilities	85	(39)	686
Net Cash Provided by Operating Activities	11,606	9,194	9,688
Investing Activities:
Investment in securities:
Purchases of investment securities—Available-for-sale	(96,120)	(72,826)	(63,204)
Purchases of investment securities—Held-to-maturity	(120)	(781)	—
Proceeds from sales/maturities of securities—Available-for-sale	92,581	70,368	39,956
Proceeds from sales/maturities of securities—Held-to-maturity	1,587	250	870
Investments in loans:
Sales of loans and loan participations	102,274	218,963	55,576
Loans made, net of repayments	(156,941)	(289,766)	(74,913)
Investment in NISC	(262)	—	—
Purchases of premises and equipment	(5,745)	(340)	(881)
Net Cash Used by Investing Activities	(62,746)	(74,132)	(42,596)
Financing Activities:
Increase in deposits	75,808	65,689	41,101
Increase (decrease) in borrowings	683	893	(3,967)
Proceeds from issuance of common stock	434	31	468
Proceeds from repurchase of common stock	(855)	—	—
Cash dividends paid	(1,222)	(1,113)	(1,076)
Net Cash Provided by Financing Activities	74,848	65,500	36,526
Net Increase by Cash and Cash Equivalents	23,708	562	3,618
Cash and cash equivalents at beginning of period	41,872	41,310	37,692
Cash and Cash Equivalents at End of Period	$65,580	$41,872	$41,310
Interest Paid	$10,636	$17,121	$19,439
Income Taxes Paid	$6,400	$4,865	$2,945

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Summary of Significant Accounting Policies

     Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, and Fairbanks, Alaska, and Northrim Investment Services Company (“NISC”) which holds the Company’s interest in Elliott Cove Capital LLC, dba Elliott Cove Capital Management (“Elliott Cove”), an investment advisory services company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.

     Effective December 31, 2001, Northrim Bank became a wholly-owned subsidiary of a new bank holding company, Northrim BanCorp, Inc. The Bank’s shareholders agreed to exchange their ownership in the Bank for the ownership in the Company. The ownership interests in the Company are the same as the ownership interests in the Bank prior to the exchange. The exchange has been accounted for similar to a pooling of interests.

     The Bank completed the purchase of eight branches located in South Central Alaska from Bank of America during the second quarter of 1999. The branch purchase resulted in the Bank acquiring $114 million in loans and $124 million in deposits and $2 million of fixed assets for a purchase price of $5.9 million.

     The Bank formed a wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”), in 1998. This subsidiary owns a 50% equity interest and a 30% profit interest in Residential Mortgage LLC (“RML”), a mortgage company with branches throughout Alaska. The Company accounts for RML using the equity method.

Estimates and Assumptions: In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period and the disclosure of contingent assets and liabilities in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing balances with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, and federal funds sold.

Investment Securities: Securities available-for-sale are stated at fair value with unrealized holding gains and losses net of tax excluded from earnings and are reported as a net amount in a separate component of other comprehensive income. The gain or loss on available-for-sale securities sold is determined on a specific identification basis.

     Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis. The Company has the ability and intent to hold these securities to maturity.

Loans and Loan Fees: Loans are carried at their principal amount outstanding, adjusted for the net of unamortized fees and related direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for those loans in a non-accrual status. Loans are placed in non-accrual when management believes serious doubt exists as to the collectibility of the interest. Cash payments received on non-accrual loans are directly applied to the principal balance. Loan origination fees received in excess of direct origination costs are deferred and amortized by a method approximating the level-yield method over the life of the loan.

Allowance for Loan Losses: The allowance for loan losses is a management estimate of the reserve necessary to absorb probable losses in the Company’s loan portfolio. In determining the adequacy of the allowance, management evaluates prevailing economic conditions, results of regular examinations and evaluations of the quality of the loan portfolio by external parties, actual loan loss experience, the extent of existing risks in the loan portfolio and other pertinent factors. Future additions to the allowance may be necessary based on changes in economic conditions and other factors used in evaluating the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

     The allowance for impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets, ranging from three years for vehicles to 10 years for leasehold improvements. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviewed the goodwill asset for impairment at January 1, 2002, and determined that it was not impaired. In accordance with SFAS 142, as of January 1, 2002, the Company will no longer amortize goodwill but will periodically test it for impairment. The core deposit intangible has an estimated life of eight years, and the Company will continue to amortize it.

Other Assets: Other assets include purchased software and prepaid expenses. These assets are carried at amortized cost and are amortized using the straight-line method over their estimated useful life. Also included in other assets is the deferred tax asset, and the Company’s investment in RML and Elliott Cove.

Other Real Estate: Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan loss. Any subsequent reduction in the carrying value is charged against earnings.

Advertising: Advertising, promotion and marketing costs are expensed as incurred.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 14, are considered to be common stock equivalents. Incremental shares were 205,766, 172,987, and 126,081 for 2002, 2001 and 2000, respectively. All shares for calculating earnings per share have been adjusted to reflect stock dividends.

Stock Option Plans: The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year.

Segments: The Company has identified only one reportable segment.

Geographic Concentration and Alaska Economy: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 40% of the Alaska economy is generated from the oil industry and approximately 75% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.

Consolidation Policy: The consolidated financial statements include the financial information for Northrim Bank and Northrim BanCorp, Inc. All intercompany balances have been eliminated by consolidating. The Company accounts for its investments in RML and Elliott Cove using the equity method.

NOTE 2 — Cash and Due from Banks

     The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2002, was zero.

NOTE 3 — Money Market Investments

Money market investment balances are as follows:

December 31,	2002	2001
	(In Thousands)
Federal funds sold	$—	$—
Interest-bearing deposits at Federal Home Loan Bank (FHLB)	37,502	15,832
Total	$37,502	$15,832

     All money market investments had next day maturity. The average daily balance outstanding of securities purchased under agreement to resell during 2002 and 2001 was $0 and $484,000, respectively, and the maximum outstanding at any month end was $0 and $25 million, respectively. The securities purchased under agreement to resell are held by the Bank of New York.

NOTE 4 — Investment Securities

The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In Thousands)
2002:
Securities Available for Sale
U.S. Treasury	$3,501	$67	$—	$3,567
U.S. Agency	72,086	1,972	—	74,058
Mortgage-backed Securities	593	6	—	599
Total	$76,180	$2,045	$—	$78,224
Securities Held to Maturity
Municipal Securities	$1,281	$70	$—	$1,351
Federal Home Loan Bank Stock	$1,774	$—	$—	$1,774
2001:
Securities Available for Sale
U.S. Treasury	$502	$—	$5	$497
U.S. Agency	70,946	907	23	71,830
Mortgage-backed Securities	1,784	—	—	1,784
Total	$73,232	$907	$28	$74,111
Securities Held to Maturity
Municipal Securities	$1,832	$37	$—	$1,869
Federal Home Loan Bank Stock	$2,660	$—	$—	$2,660

     The amortized cost and market values of debt securities at December 31, 2002, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within	1-5	5-10	Due After	Amortized	Market
	1 Year	Years	Years	10 Years	Cost	Value
	(In Thousands)
Securities Available for Sale
U.S. Treasury	$501	$3,000	$—	$—	$3,501	$3,567
U.S. Agency	—	56,015	16,071	—	72,086	74,058
Mortgage-backed Securities	—	—	—	593	593	599
Total	$501	$59,015	$16,071	$593	$76,180	$78,224
Weighted Average Yield	2.48%	3.91%	5.89%	4.45%	4.33%	—
Securities Held to Maturity
Municipal Securities	$335	$423	$395	$128	$1,281	$1,351
Weighted Average Yield	4.63%	4.30%	4.53%	5.12%	4.54%	—

     The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
	Proceeds	Gains	Losses
	(In Thousands)
2002 Available-for-Sale Securities	$6,367	$113	$—
Held-to-Maturity Securities
2001 Available-for-Sale Securities	$12,584	$49	$2
Held-to-Maturity Securities
2000 Available-for-Sale Securities	$1,993	$—	$3
Held-to-Maturity Securities

     The Company pledged $40.7 million and $25.4 million of investment securities at December 31, 2002, and 2001, respectively, as collateral for public deposits and borrowings.

A summary of taxable interest income on investment securities is as follows:

December 31,	2002	2001	2000
	(In Thousands)
U.S. Treasury	$135	$64	$218
U.S. Agency	3,336	3,671	3,084
Other	192	302	299
Total	$3,663	$4,037	$3,601

     Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $1.8 million and $2.7 million in 2002 and 2001, respectively.

NOTE 5 — Loans

The composition of the loan portfolio is presented below:

December 31,	2002	2001
	(In Thousands)
Commercial	$187,312	$166,845
Real estate construction	82,739	68,952
Real estate term	212,740	177,493
Real estate loans for sale	7,437	19,496
Installment and other consumer	47,415	52,236
Total Loans	537,643	485,022
Less: Unearned purchase discount	(44)	(271)
Unearned origination fees, net of origination costs	(2,609)	(2,189)
	534,990	482,562
Allowance for loan losses	(8,476)	(7,200)
Net Loans	$526,514	$475,362

     The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2002, approximately 72% and 24% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

     Non-accrual loans totaled $4.7 million and $2.6 million at December 31, 2002, and 2001, respectively. Interest income which would have been earned on non-accrual loans for 2002, 2001, and 2000 amounted to $480,000, $270,000, and $219,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.

     At December 31, 2002, and 2001, the recorded investment in loans that are considered to be impaired was $3.1 million and $1.8 million, respectively, (of which $3.1 million and $1.8 million, respectively, were on a non-accrual basis). A specific allowance of $271,100 was established for the $3.1 million of impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2002, and 2001, was approximately $4.3 million and $2.7 million, respectively. For the years ended December 31, 2002, 2001, and 2000, the Company recognized interest income on these impaired loans of $177,000, $2,000, and $24,000, respectively, which was recognized using the cash basis method of income recognition.

     At December 31, 2002, and 2001, there were no loans pledged as collateral to secure public deposits.

     At December 31, 2002, and 2001, the Company serviced $91.7 million and $70.1 million of loans, respectively, which had been sold to various investors without recourse.

Maturities and sensitivity of accrual loans to changes in interest rates are as follows:

December 31, 2002	Maturity
	Within		Over
	1 Year	1-5 Years	5 Years	Total
	(In Thousands)
Commercial	$84,471	$62,390	$37,115	$183,976
Construction	79,846	2,153	—	81,999
Real estate term	29,227	65,889	117,111	212,227
Real estate for sale	7,437	—	—	7,437
Installment and other consumer	2,675	9,058	35,554	47,287
Total	$203,656	$139,490	$189,780	$532,926
Fixed interest rate	$97,253	$79,424	$101,315	$277,992
Floating interest rate	106,403	60,066	88,465	254,934
Total	$203,656	$139,490	$189,780	$532,926

     Certain directors, and companies of which directors are principal owners, have loan and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

	2002	2001
	(In Thousands)
Balance, beginning of the year	$5,214	$6,087
Loans made	8,948	4,010
Repayments	8,022	4,883
Balance, end of year	$6,140	$5,214

     The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2002, and 2001, were $5.7 million and $5.7 million, respectively.

NOTE 6 — Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2002	2001	2000
	(In Thousands)
Balance, beginning of the year	$7,200	$6,208	$6,091
Provision charged to operations	3,095	2,300	1,284
Charge-offs:
Commercial	(1,791)	(687)	(1,322)
Real estate	(67)	(748)	—
Consumer	(257)	(118)	(82)
Total Charge-offs	(2,115)	(1,553)	(1,404)
Recoveries:
Commercial	168	234	229
Real estate	48	—	2
Consumer	80	11	6
Total Recoveries	296	245	237
Charge-offs net of recoveries	(1,819)	(1,308)	(1,167)
Balance, End of Year	$8,476	$7,200	$6,208

NOTE 7 — Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2002	2001
	(In Thousands)
Land		$1,428	$202
Vehicle	3 years	64	20
Furniture and equipment	5-7 years	7,537	6,483
Tenant improvements	2-11 years	4,036	3,804
Buildings	30 years	6,113	2,950
Total Premises and Equipment		19,178	13,459
Accumulated depreciation and amortization		(8,697)	(7,582)
Total Premises and Equipment, Net		$10,481	$5,877

     During 1991, the Company purchased the building in which it operates and simultaneously sold the building to a partnership, in which three of the Company’s directors had an approximate 54% ownership interest. The net gain on the sale of the building, $176,000, is being amortized over the lease term; approximately $13,000 was recognized in both 2002, 2001, and 2000, respectively.

NOTE 8 — Other Assets

A summary of intangible assets and other assets are as follows:

December 31,	2002	2001	2000
	(In Thousands)
Intangible assets	$7,370	$7,737	$8,657
Prepaid expenses	$749	$495	$253
Software	1,298	1,108	412
Deferred taxes, net	3,837	2,988	2,257
Investment in NISC	262	—	—
Investment in NCIC	3,185	2,444	1,238
Other assets	502	562	348
Total	$9,833	$7,597	$4,508

     NISC is a wholly-owned subsidiary of Northrim BanCorp, Inc. formed in 2002. This subsidiary owns 42% equity interest in Elliott Cove.

     NCIC is a wholly-owned subsidiary of Northrim Bank formed in 1998. This subsidiary owns a 50% equity interest and a 30% profit interest in RML.

     In January 2002, the Company adopted Statement No.142 and ceased the amortization of its goodwill. The following table illustrates the effects on net income and basic and diluted earnings per share if amortization of goodwill were not recorded.

	2002	2001	2000
Net income (in thousands):
Reported net income	$8,542	$7,108	$5,833
Add goodwill amortization, net of tax	—	278	278
Adjusted Net Income	$8,542	$7,386	$6,111
Basic earnings per share:
Reported net income	$1.40	$1.17	$0.97
Add goodwill amortization, net of tax	—	0.05	0.05
Adjusted Basic Earnings Per Share	$1.40	$1.22	$1.02
Diluted earnings per share:
Reported net income	$1.35	$1.13	$0.95
Add goodwill amortization, net of tax	—	0.04	0.05
Adjusted Diluted Earnings Per Share	$1.35	$1.17	$1.00

NOTE 9 — Deposits

     The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2002, and 2001, was $87.4 million and $98 million, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

Year Ending December 31:
(In Thousands)
2003	$128,863
2004	20,703
2005	12,714
2006	36
2007	141
Thereafter	13
Total	$162,470

     At December 31, 2002, and 2001, the Company held $5 million in certificates of deposit from a customer, collateralized by letters of credit issued by the Federal Home Loan Bank.

NOTE 10 — Borrowings

     The Company has a line of credit with the FHLB of Seattle approximating 11% of assets, or $75.1 million at December 31, 2002. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2002, and 2001, there was $3.8 million and $0 outstanding on the line, respectively.

     The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2002, and 2001, was $1 million.

     The Federal Reserve Bank is holding $27.7 million of loans as collateral to secure advances made through the discount window on December 31, 2002. There were no discount window advances outstanding at December 31, 2002.

     The Company established a $3 million subordinated note line with an independent bank in 1999. This line qualified as a component of total capital for risk-based capital calculations. At December 31, 2002, and 2001, the Company had drawn $0 and $1.5 million on this line, respectively. In 2002 the Company paid off the loan and terminated the line.

     Securities sold under agreements to repurchase were $1.6 million with an interest rate of 0.25%, and $3.2 million with an interest rate of 0.70%, at December 31, 2002, and 2001, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2002, and 2001 was $1.6 million and $2 million, respectively, and the maximum outstanding at any month-end was $2.6 million and $3.8 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 11 — Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2002	2001	2000
	(In Thousands)
Interest-bearing demand accounts	$353	$844	$1,193
Money market accounts	2,063	4,574	6,215
Savings accounts	1,514	868	1,051
Certificates of deposit greater than $100,000	3,009	4,978	5,412
Certificates of deposit less than $100,000	3,013	5,265	5,528
Borrowings	212	218	238
Total	$10,164	$16,747	$19,637

NOTE 12 — Income Taxes

Components of the provision for income taxes are as follows:

			Deferred
		Current Tax	Expense	Total
		Expense	(Benefit)	Expense
		(In Thousands)
2002:	Federal	$5,239	$(917)	$4,322
	State	1,196	(347)	849
		$6,435	$(1,264)	$5,171
2001:	Federal	$4,326	$(876)	$3,450
	State	932	(244)	688
		$5,258	$(1,120)	$4,138
2000:	Federal	$2,452	$231	$2,683
	State	555	46	601
		$3,007	$277	$3,284

The actual expense for 2002, 2001 and 2000, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2002, and 2001, and 34% for the year ended 2000) as follows:

December 31,	2002	2001	2000
	(In Thousands)
Computed “expected” income tax expense	$4,800	$3,936	$3,100
State income taxes, net	552	447	397
Other	(181)	(245)	(213)
Total	$5,171	$4,138	$3,284

The components of the deferred tax asset (liability) are as follows:

December 31,	2002	2001
	(In Thousands)
Provision for loan losses	$3,408	$2,297
Loan fees, net of costs	1,036	857
Unrealized gain on available-for-sale investment securities	(841)	(358)
Original issue discount on purchased loans	—	—
Depreciation	597	532
Other, net	(363)	(272)
Net Deferred Tax Asset	$3,837	$3,056

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The primary source of recovery of the deferred tax assets will be future taxable income. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The deferred tax asset is included in other assets.

     The Company’s 1998 and 1999 corporate tax returns are under examination by the Internal Revenue Service (“IRS”). At the present time, no formal assessment of additional taxes has been proposed. However, the Company believes the IRS may request the Company to capitalize into goodwill and expense over 15 years approximately $1.5 million of costs related to the Bank of America branch acquisition that was expensed by the Company on the 1999 tax return. If the IRS is successful in its claim on this and other issues, the potential financial statement impact would be interest and penalties for the underpayment of federal and state taxes in 1999 from $234,000 to $425,000. The Company disagrees with the IRS’ position and if necessary will pursue the matter through the appeal process and other statutory allowed avenues.

NOTE 13 — Comprehensive Income

At December 31, 2002, 2001, and 2000, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)	Net of
	Amount	Benefit	Amount
	(In Thousands)
2002:
Unrealized net holding gains on investment securities arising during 2002	$1,278	$(528)	$750
Plus: Reclassification adjustment for net realized gains included in net income	(113)	46	(67)
Net unrealized gains	$1,165	$(482)	$683
2001:
Unrealized net holding gains on investment securities arising during 2001	$834	$(340)	$494
Plus: Reclassification adjustment for net realized gains included in net income	(47)	19	(28)
Net unrealized gains	$787	$(321)	$466
2000:
Unrealized net holding gains on investment securities arising during 2000	$1,063	$(427)	$636
Plus: Reclassification adjustment for net realized losses included in net income	3	(1)	2
Net unrealized gains	$1,066	$(428)	$638

NOTE 14 — Employee Benefit Plans

     On July 1, 1992, the Company implemented a profit sharing plan, including a provision designed to qualify the plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may participate in the plan if they work more than 1,000 hours per year. Under the plan, each eligible participant may contribute up to 6% of their eligible salary to a maximum established by the IRS, and the Company matches 25% up to 6% of the employee contribution. The Company may increase the matching contribution at the discretion of the Board of Directors. The plan also allows the Company to make a discretionary contribution on behalf of eligible employees based on their length of service to the Company.

     To be eligible for matching contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company contributed $552,000, $523,000, and $426,000, in 2002, 2001, and 2000, respectively.

     On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $146,000, $142,000, and $120,000, in 2002, 2001, and 2000, respectively.

NOTE 15 — Common Stock

     Quarterly cash dividends aggregating to $1.2 million, $1.1 million, and $1.1 million, or $0.20 per share were paid in 2002, 2001, and 2000, respectively. On January 9, 2003, the Board of Directors declared a $0.05 per share cash dividend payable on February 7, 2003, to shareholders of record on January 27, 2003.

     The Company paid a 5% stock dividend on May 18, 1995, February 14, 1996, February 14, 1997, February 16, 1998, February 16, 1999, and February 17, 2000. On November 30, 2001, the Company paid a 10% stock dividend. All per share amounts have been restated to reflect these stock dividends.

     Federal and State regulations place certain limitations on the payment of dividends by the Company.

NOTE 16 — Options

     The Company has set aside 727,948 shares of authorized stock for the Employee Stock Option and Restricted Stock Award Plan and the 2000 Employee Stock Incentive Plan. Under these plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. Activity on options granted under the plans are as follows:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price
December 31, 1999, outstanding	369,772	$7.05	$4.75-$12.47
Granted — 2000	80,850	7.90
Forfeited	(2,310)	8.33
Exercised	(922)	5.43
December 31, 2000, outstanding	447,390	7.20	4.75-12.47
Granted — 2001	91,300	12.47
Forfeited	(10,918)	9.13
Exercised	(5,427)	5.67
December 31, 2001, outstanding	522,345	8.10	4.75-12.47
Granted — 2002	—	—
Forfeited	(10,725)	10.87
Exercised	(64,336)	5.71
December 31, 2002, outstanding	447,284	8.24	4.75-12.47

     Shares under option and weighted average exercise prices have been adjusted to reflect stock dividends described in Note 15.

     At December 31, 2002, 2001, and 2000, the weighted-average remaining contractual life of outstanding options was 5.4, 6.1 years, and 6.5 years, respectively.

     At December 31, 2002, 2001, and 2000, the number of options exercisable was 369,673, 361,569, and 308,010, respectively, and the weighted-average exercise price of those options was $8.24, $8.10, and $6.53, respectively.

     At December 31, 2002, there were 120,151 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during October 2001, October 2000, October 1999, January 1998 and October 1998, was $5.51, $3.20, $3.76, $2.90 and $4.18, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2001—expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000 — expected dividends of $0.20 per share, risk-free interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years; 1999 — expected dividends of $0.20 per share, risk-free interest rate of 6.05%, volatility of 30.9%, and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		2002	2001	2000
Net income (in thousands)	As reported	$8,542	$7,108	$5,833
Less stock-based employee compensation		(168)	(157)	(109)
Net income	Pro forma	$8,374	$6,951	$5,724
Earnings per share, basic	As reported	$1.40	$1.17	$0.97
	Pro forma	$1.37	$1.14	$0.95
Earnings per share, diluted	As reported	$1.35	$1.13	$0.95
	Pro forma	$1.33	$1.11	$0.93

NOTE 17 — Commitments and Contingent Liabilities

     Rental expense under leases for equipment and premises was $1.7 million, $1.6 million, and $1.6 million, in 2002, 2001, and 2000, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2002, are as follows:

Year Ending December 31:
(In Thousands)
2003	$1,215
2004	1,240
2005	1,230
2006	1,157
2007	963
Thereafter	7,203
Total	$13,008

     The Company leases the main office facility from an entity in which a director has an interest. The Company believes that the lease agreement is at market terms.

     At December 31, 2002, the Company pledged $5 million of letter of credit commitments, issued by the Federal Home Loan Bank of Seattle, as collateral to secure $5 million in public deposits. This letter of credit is collateralized by a blanket pledge of the Company’s assets.

     The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $50,000 per covered individual and $885,000 for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

Off-Balance Sheet Financial Instruments: In the ordinary course of business, the Company enters into various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve to varying degrees credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. Management does not anticipate any loss as a result of these commitments.

     The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process.

December 31,	2002	2001
	(In Thousands)
Off-balance sheet commitments:
Commitments to extend credit	$110,405	$104,076
Standby letters of credit	3,249	2,964

     Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

NOTE 18 — Regulatory Matters

     The Company and Northrim Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Northrim Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Northrim Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Northrim Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 13, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2002, that the Company and Northrim Bank met all capital adequacy requirements.

     The table below illustrates the capital requirement for the Company and its actual capital ratios that exceed these requirements. There is an immaterial difference between the capital ratios for the Bank and the Company.

	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2002:
Total Capital (to risk-weighted assets)	$66,689	11.50%	$46,392	≥8.0%	$57,990	≥10.0%
Tier I Capital (to risk-weighted assets)	$59,424	10.25%	$23,190	≥4.0%	$34,785	≥6.0%
Tier I Capital (to average assets)	$59,424	8.65%	$27,479	≥4.0%	$34,349	≥5.0%
As of December 31, 2001:
Total Capital (to risk-weighted assets)	$60,146	11.74%	$40,986	≥8.0%	$51,232	≥10.0%
Tier I Capital (to risk-weighted assets)	$52,532	10.25%	$20,500	≥4.0%	$30,750	≥6.0%
Tier I Capital (to average assets)	$52,532	8.71%	$24,125	≥4.0%	$30,156	≥5.0%

NOTE 19 — Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate fair value disclosures. All financial instruments are held for other than trading purposes.

Cash and Money Market Investments: The carrying amounts reported in the balance sheet represent their fair values.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Investments in Federal Home Loan Bank stock are recorded at cost, which also represents fair market value.

Loans: For variable-rate loans that reprice frequently, fair values are based on carrying amounts. An estimate of the fair value of the remaining portfolio is based on discounted cash flow analyses applied to pools of similar loans, using weighted average coupon rate, weighted average maturity, and interest rates currently being offered for similar loans. The carrying amount of accrued interest receivable approximates its fair value.

Deposit Liabilities: The fair values of demand and savings deposits are equal to the carrying amount at the reporting date. The carrying amount for variable-rate time deposits approximate their fair value. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly maturities of time deposits. The carrying amount of accrued interest payable approximates its fair value.

FHLB Advance: The carrying amount reported in the balance sheet approximates the fair value.

Commitments to Extend Credit and Standby Letters of Credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and money market investments	$65,580	$65,580	$41,872	$41,872
Investment securities	81,279	81,349	78,603	78,640
Net loans	526,514	516,707	475,362	469,936
Accrued interest receivable	3,192	3,192	3,470	3,470
Financial Liabilities:
Deposits	$626,415	$595,344	$550,607	$547,737
Accrued interest payable	490	490	962	962
Other borrowings	6,365	6,365	5,682	5,682
Unrecognized Financial Instruments:
Commitments to extend credit	$110,405	$1,104	$104,076	$1,041
Standby letters of credit	3,249	32	2,964	30

NOTE 20 — Quarterly Results of Operations

(In Thousands, Except Per Share Data, Unaudited)

2002 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
Total interest income	$11,707	$11,587	$10,823	$10,717
Total interest expense	2,279	2,528	2,666	2,691
Net interest income	9,428	9,059	8,157	8,026
Provision for loan losses	1,240	980	515	360
Other operating income	1,558	1,436	1,214	991
Other operating expense	5,927	5,884	5,671	5,579
Income before income taxes	3,819	3,631	3,185	3,078
Income taxes	1,479	1,404	1,200	1,088
Net Income	$2,340	$2,227	$1,985	$1,990
Earnings per share, basic	$0.38	$0.36	$0.32	$0.33
Earnings per share, diluted	$0.37	$0.35	$0.31	$0.31

2001 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
Total interest income	$11,523	$12,213	$12,075	$12,285
Total interest expense	3,210	4,101	4,433	5,003
Net interest income	8,313	8,112	7,642	7,282
Provision for loan losses	865	615	460	360
Other operating income	1,285	1,286	1,214	981
Other operating expense	5,657	5,784	5,648	5,480
Income before income taxes	3,076	2,999	2,748	2,423
Income taxes	1,145	1,072	1,019	902
Net Income	$1,931	$1,927	$1,729	$1,521
Earnings per share, basic	$0.32	$0.32	$0.28	$0.25
Earnings per share, diluted	$0.31	$0.31	$0.28	$0.24

Sum may not necessarily tie to Consolidated Statements of Income due to rounding.

NOTE 21 — Disputes and Claims

     The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations and cash flows.

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission File Number 0-33501

Northrim BanCorp, Inc.
State of Incorporation: Alaska
Employer ID Number: 92-0175752
3111 C Street
Anchorage, Alaska 99503
Telephone Number: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $1.00 Par Value

The number of shares of registrant’s common stock outstanding at February 20, 2003, was 6,077,946.

Northrim BanCorp, Inc. has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Northrim BanCorp, Inc. is an accelerated filer within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of our knowledge, in our definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2002, was $84,063,248.

The number of shares of Northrim BanCorp’s common stock outstanding at February 20, 2003, was 6,077,946.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

Page

Part I
Item 1.	Business	1-3, 8-16, 43-47
	General	1-3, 43-47
	Investment Portfolio	13-15, 28-29, 38
	Loan Portfolio	8-13, 30-31
	Summary of Loan Loss Experience	8-13, 15-16, 30-31
	Deposits	15-16, 32
	Return on Equity and Assets	4
	Short Term Borrowings	16,33
Item 2.	Properties	48
Item 3.	Legal Proceedings	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17, 27, 35-36, 41
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-20
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	18-20
Item 8.	Financial Statements and Supplementary Data	21-40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Controls and Procedures	48
Part IV
Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	49

*Northrim’s definitive proxy statement for the 2003 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee” and “Stock Performance Graph.”

General

     Northrim BanCorp, Inc. (“the Company”), is a publicly traded bank holding company with two wholly-owned subsidiaries, Northrim Bank (“the Bank”), a state chartered, full-service commercial bank, and Northrim Investment Services Company (“NISC”), which was formed in November 2002 and which holds the Company’s 42% equity interest in Elliott Cove Capital LLC, dba Elliott Cove Capital Management (“Elliott Cove”), a new entity that provides investment advisory services. The Company is regulated by the Board of Governors of the Federal Reserve System, and Northrim Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.

Competition

     We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska U.S.A. Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings. In addition, recent changes in banking law may expose us to competition from financial institutions not currently operating in Alaska.

     Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank has planned an extensive and comprehensive sales training program for 2003 that will form the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers.

     In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) and deposits increased 14% each from year-end 2001 to year-end 2002. At June 30, 2002, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 8% in Fairbanks, and 5% in the Matanuska Valley.

     The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2002, the most recent date for which comparative deposit information is available:

Market Share in Greater Anchorage Area

			Market
	Number of	Total	share of
Financial institution	branches	deposits	deposits
	(Dollars in thousands)
Northrim Bank	8 (1)	$489,870	21%
Wells Fargo Bank Alaska	15	924,577	40%
First National Bank Alaska	10	681,824	30%
Key Bank	4	156,283	7%
Alaska First Bank & Trust	3	45,885	2%
Total	42	$2,298,439	100%

(1)	Does not reflect our Fairbanks or Wasilla branches

Employees and Key Personnel

     We had 245 full-time equivalent employees at February 1, 2003. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

     We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer, Christopher N. Knudson, our Executive Vice President and Chief Operating Officer, Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer, and Joe Schierhorn, our Senior Vice President and Chief Financial Officer. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson and Mollozzi in the amounts of $2.5 million, $2.1 million and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson or Mr. Mollozzi with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Schierhorn.

Alaska Economy

     All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2002, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2002, $187.3 million, or 35%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

     Alaska’s residents are not subject to any state income or state sales taxes, and for the past 18 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,540 per eligible resident in 2002 for an aggregate distribution of approximately $1 billion. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

     Alaska is strategically located on the Pacific Rim, nine hours by air from 95% of the industrialized world, and has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe. Anchorage’s airport is now rated first in the nation in terms of landed tonnage of cargo. Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo, and transportation industries, as well as medical services.

     The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 75% of the revenue used to fund state government operations. Although oil prices increased to above $30 per barrel during 2002, the state’s largest producers, ConocoPhillips and British Petroleum, both decreased capital spending and exploration drilling. However, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska including TotalFinaElf, EnCana, Armstrong Resources, and Winstar Petroleum. Several of these independents have announced plans to drill wells in 2003. Thus, while total spending and employment by the industry were down in 2002, new companies entered the market with new plans for future developments.

     Tourism is another major employment sector of the Alaskan economy. The events of September 11, 2001, had a negative effect on bookings for 2002. Recent reports from the Alaskan tourism industry indicate that activity declined by as much as 20% in 2002 with early bookings for 2003 on par with these levels.

     In addition to the challenges in several of Alaska’s major industries, the state is currently facing a “fiscal gap” because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (CBR) that was created for this situation. Although the state has recently indicated that budget gap may narrow in 2003 due to the recent rise in oil prices, it still projects that the fiscal gap will continue to widen in future years and that the CBR will be depleted within several years. The public and the legislature are debating a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would significantly decrease the size of the annual dividend paid to all Alaska residents, and 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”). The FDIC insures Northrim Bank’s deposits and in that capacity also regulates Northrim Bank. The Company’s affiliated investment company, Elliott Cove, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.

     The Company’s earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Alaska. For example, these include limitations on the ability of Northrim Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.

     Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. It is likely that the Company will utilize the new structure to accommodate an expansion of its products and services.

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

     The GLB Act also included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.

     Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company’s operations or adversely affect its earnings.

     There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Northrim Bank, to their non-bank affiliates, such as the Company.

     Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

     Among other things, applicable federal and state statutes and regulations which govern a bank’s activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

     Specifically with regard to the payment of dividends, there are certain limitations on the ability of the Company to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

     The Company and Northrim Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized.”

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

     The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, including certain requirements under the Sarbanes-Oxley Act of 2002.

     The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act.

     Our earnings are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Sarbanes-Oxley Act of 2002: On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. The Act which applies to any issuer that has securities registered, or that is required to file reports, under the Securities Exchange Act provides significant revisions to the U.S. securities laws. Among other things, the Act and the accompanying regulation include the following:

Certification and Accountability: The Act requires chief executive officers and chief financial officers or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or will fully violate this certification requirement.

Criminal Penalty Enhancement: Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.

Enhanced Financial Disclosures and Reporting Requirements: The legislation accelerates the time frame for disclosures by public companies and insiders, as they must more promptly disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Audit Committee Independence Requirements: The Company anticipates that the SEC will adopt the proposed rules regarding audit committee independence as final rules on, or around, April 26, 2003. The final rules will direct all national securities exchanges and national securities associations, including NYSE and Nasdaq, to prohibit the listing of any security of an issuer that is not in compliance with the audit committee requirements set out in the proposed rules. The Company anticipates on being in compliance with the rules when they become final rules and at such time when the final rules are applicable to the Company.

Financial Expert: The Act also requires issuers to disclose whether at least one member of the audit committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. The Company is not required to disclose whether at least one member of its audit committee is a “financial expert” in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

Code of Ethics: The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefore, as well as any changes to or waiver of, any provision of that code of ethics. The Company is not required to disclose whether it has a code of ethics in place for its senior financial officers in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

Properties

The following sets forth information about our branch locations:(1)

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Leased

Seventh Avenue Branch 550 West Seventh Avenue, Anchorage, AK	Traditional	Leased

SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned

West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned

Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased

Jewel Lake Branch 4000 West Dimond Blvd., Anchorage, AK	Supermarket	Leased

36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned

Eagle River Branch 12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased

Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

Fairbanks Financial Center 714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased

(1)
In the Bank of America branch acquisition, we also acquired the lease for the Bank of America branch at 3000 C Street. In November 1999, we consolidated the operations with our main branch, which is located across the street, and sublet half the facility effective April 1, 2000.

Controls and Procedures

     Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Reports on Form 8-K

None.

Exhibits

Index to Exhibits

Exhibit
Number	Name of Document
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.3	Amended and Restated Employment Agreement with R. Marc Langland(2)
10.4	Amended and Restated Employment Agreement with Christopher N. Knudson(2)
10.5	Amended and Restated Employment Agreement with Victor P. Mollozzi(2)
10.6	Employment Agreement with Joseph Schierhorn(2)
10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(1)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended(2)
10.9	Supplemental Executive Retirement Deferred Compensation Plan(2)
21	Subsidiaries
Northrim Bank Northrim Investment Services Company
23	Consent of KPMG LLP(2)

24	Power of Attorney(2)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350(2)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350(2)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002.

(2)	Filed with this Form 10-K.

Certification

I, R. Marc Langland, certify that:

1.	I have reviewed this annual report on Form 10-K of Northrim BanCorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and.
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ R. Marc Langland

R. Marc Langland
President and Chief Executive Officer

Certification

I, Joseph M. Schierhorn, certify that;

1.	I have reviewed this annual report on Form 10-K of Northrim BanCorp, Inc.:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Senior Vice President, Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2003.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland R. Marc Langland Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of March, 2003.

Principal Executive Officer:

/s/ R. Marc Langland R. Marc Langland Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn Joseph M. Schierhorn Senior Vice President, Chief Financial Officer, Compliance Manager

R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 5, 2003, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Larry S. Cash Mark G. Copeland Frank A. Danner Ronald A. Davis Anthony Drabek	R. Marc Langland Richard L. Lowell Irene Sparks Rowan John C. Swalling Joseph E. Usibelli
Christopher N. Knudson

By /s/ R. Marc Langland R. Marc Langland, as Attorney-in-fact March 5, 2003

Investor Information

Annual Meeting

Date:	Thursday, May 1, 2003
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

Stock Symbol

Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Stock Market under the symbol, NRIM.

Auditor

KPMG LLP

Transfer Agent and Registrar

American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com

Legal Counsel

Davis Wright Tremaine LLP

Information Requests

Below are options for obtaining Northrim’s investor information:

•	Visit our home page, www.northrim.com, and click on the “For Investors” section for stock information and copies of earnings and dividend releases.

•	If you would like to be added to Northrim’s investor e-mail list or have investor information mailed to you, send a request to investors@nrim.com or call our Corporate Secretary at (907) 261-3301.

Written requests should be mailed to the following address:
Corporate Secretary
Northrim Bank
P.O. Box 241489
Anchorage, Alaska 99524-1489

Telephone: (907) 562-0062
Fax: (907) 562-1758
E-mail: investors@nrim.com
Web site: http://www.northrim.com