Form 10-Q
period 2003-03-31
NORTHRIM BANCORP INC
filed 2003-05-14
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).

Yes   [X]         No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No   [   ]

The number of shares of the issuer’s Common Stock outstanding at May 9, 2003 was 5,956,496.

PART I - FINANCIAL INFORMATION
ITEM ONE
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM TWO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM THREE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM FOUR CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM SIX EXHIBITS AND REPORT ON FORM 8-K
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

PART I	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets
	- March 31, 2003 (unaudited)	3
	- December 31, 2002	3
	- March 31, 2002 (unaudited)	3
	Consolidated Statements of Income (unaudited)
	- Three months ended March 31, 2003 and 2002	4
	Consolidated Statements of Comprehensive Income (unaudited)
	- Three months ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows (unaudited)
	- Three months ended March 31, 2003 and 2002	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21
PART II	OTHER INFORMATION
Item 6.	Exhibits and Report on Form 8-K	22
SIGNATURES		22

NORTHRIM BANCORP, INC.
PART I - FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2003, 2002 and December 31, 2002
(in thousands, except share data)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$22,251	$28,078	$21,585
Money market investments	22,065	37,502	12,842
Investment securities held to maturity	1,281	1,281	1,832
Investment securities available for sale	66,696	78,224	70,897
Investment in Federal Home Loan Bank stock	1,765	1,774	2,699
Real estate loans for sale	6,629	7,437	4,297
Loans	530,925	527,553	473,918
Allowance for loan losses	(8,828)	(8,476)	(7,537)

Net loans	528,726	526,514	470,678
Premises and equipment, net	11,219	10,481	5,855
Accrued interest receivable	3,311	3,192	3,389
Intangible assets	7,278	7,370	7,646
Other assets	10,983	9,833	8,531

Total Assets	$675,575	$704,249	$605,954

LIABILITIES
Deposits:
Demand	$141,639	$151,780	$120,656
Interest-bearing demand	54,226	53,365	50,337
Savings	106,293	104,568	60,933
Money market	121,893	154,232	118,969
Certificates of deposit less than $100,000	74,038	75,053	82,477
Certificates of deposit greater than $100,000	99,935	87,417	101,966

Total deposits	598,024	626,415	535,338

Borrowings	4,649	6,365	4,355
Other liabilities	4,803	3,096	4,282

Total liabilities	607,476	635,876	543,975

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,965,946; 6,094,536 and 6,110,966 shares issued and outstanding at March 31, 2003, December 31, 2002, and March 31, 2002, respectively	5,966	6,095	6,111
Additional paid-in capital	44,943	46,614	47,053
Retained earnings	16,133	14,460	8,825
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	1,057	1,204	(10)

Total shareholders’ equity	68,099	68,373	61,979

Total Liabilities and Shareholders’ Equity	$675,575	$704,249	$605,954

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands, except per share data)

	Three Months Ended:
	March 31,

	2003	2002

	(unaudited)
Interest Income
Interest and fees on loans	$10,496	$9,627
Interest on investment securities:
Assets available for sale	778	997
Assets held to maturity	44	60
Interest on money market investments	16	33

Total Interest Income	11,334	10,717
Interest Expense
Interest expense on deposits and borrowings	1,784	2,691

Net Interest Income	9,550	8,026
Provision for loan losses	429	360

Net Interest Income After Provision for Loan Losses	9,121	7,666
Other Operating Income
Service charges on deposit accounts	446	389
Equity in earnings from RML	464	167
Equity in loss from Elliott Cove	(209)	0
Other income	462	435

Total Other Operating Income	1,163	991
Other Operating Expense
Salaries and other personnel expense	3,317	3,111
Occupancy, net	489	476
Equipment expense	380	370
Marketing expense	317	311
Intangible asset amortization expense	92	92
Other operating expense	1,584	1,220

Total Other Operating Expense	6,179	5,580

Income Before Income Taxes	4,105	3,077
Provision for income taxes	1,561	1,087

Net Income	$2,544	$1,990

Earnings Per Share, Basic	$0.42	$0.33
Earnings Per Share, Diluted	$0.41	$0.31
Weighted Average Shares Outstanding, Basic	6,035,583	6,108,250
Weighted Average Shares Outstanding, Diluted	6,215,121	6,335,078

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands)

	Three Months Ended:
	March 31,

	2003	2002

	(unaudited)	(unaudited)
Net income	$2,544	$1,990
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(94)	(500)
Less: reclassification adjustment for gains included in net income	53	31

Comprehensive income	$2,397	$1,459

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands)

	Three Months Ended:
	March 31,

	2003	2002

	(unaudited)	(unaudited)
Operating Activities
Net income	$2,544	$1,990
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(88)	(52)
Depreciation and amortization of premises and equipment	292	273
Amortization of software	90	87
Intangible asset amortization	92	92
Deferred tax expense (benefit)	(249)	(742)
Deferral of loan fees and costs, net	(275)	120
Provision for loan losses	429	360
(Increase) decrease in accrued interest receivable	(119)	81
(Increase) decrease in other assets	(992)	(281)
Amortization of investment security premium, net of discount accretion	69	36
Increase (decrease) of other liabilities	1,707	844

Net Cash Provided by Operating Activities	3,500	2,808

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(8,359)	(23,089)
Held-to-maturity	0	0
Proceeds from sales / maturities of securities:
Available-for-sale	19,731	25,750
Held-to-maturity	38	0
Investments in loans:
Sales of loans and loan participations	21,406	43,780
Loans made, net of repayments	(23,772)	(39,576)
Purchases of premises and equipment	(1,030)	(251)

Net Cash Provided (Used) by Investing Activities	8,014	6,614

Financing Activities
Increase (decrease) in deposits	(28,391)	(15,269)
Increase (decrease) in borrowings	(1,716)	(1,327)
Net proceeds from issuance of common stock	28	34
Repurchase of common stock	(1,828)	0
Cash dividends paid	(871)	(305)

Net Cash Provided (Used) by Financing Activities	(32,778)	(16,867)

Net Increase (Decrease) in Cash and Cash Equivalents	(21,264)	(7,445)
Cash and cash equivalents at beginning of period	65,580	41,872

Cash and cash equivalents at end of period	$44,316	$34,427

Supplemental Information
Income taxes paid	$50	$175

Interest paid	$1,825	$2,777

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2003 and 2002

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     STOCK REPURCHASE

In September of last year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 201,000 shares of its stock under this program through March 31, 2003, at a total cost of $2.7 million, with 132,000 of those shares repurchased in the first quarter of 2003 at a cost of $1.8 million. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

3.     ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. The Standard has multiple effective date provisions depending on the nature of the amendment to Statement No. 133. The Company believes the adoption of Statement No. 149 will have no impact on its financial statements.

4.     LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2003		December 31, 2002		March 31, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$187,952	35%	$187,312	35%	$167,719	35%
Construction/development	80,093	15%	82,739	15%	64,805	14%
Commercial real estate	219,605	41%	212,740	40%	190,230	40%
Real estate loans for sale	6,629	1%	7,437	1%	4,297	1%
Consumer	45,694	8%	47,415	9%	52,563	11%

Sub total	539,973	100%	537,643	100%	479,614	100%

Other, net of unearned and discount	(2,419)		(2,653)		(1,399)

Total loans	$537,554		$534,990		$478,215

     The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter

	2003	2002

	(In Thousands)
Balance at beginning of period	$8,476	$7,200
Charge-offs:
Commercial	193	40
Construction/development	0	0
Commercial real estate	0	0
Consumer	2	81

Total charge-offs	195	121
Recoveries:
Commercial	100	71
Construction/development	0	0
Commercial real estate	13	0
Consumer	5	27

Total recoveries	118	98
Provision for loan losses	429	360

Balance at end of period	$8,828	$7,537

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

Nonaccrual loans	March 31, 2003	December 31, 2002	March 31, 2002

	(Dollars in Thousands)
Nonaccrual loans	$4,937	$4,717	$2,489
Accruing loans past due 90 days or more	1,487	1,019	1,562
Restructured loans	—	—	—

Total nonperforming loans	6,424	5,736	4,051
Real estate owned	—	—	—

Total nonperforming assets	$6,424	$5,736	$4,051

Allowance for loan losses	$8,828	$8,476	$7,537

At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had impaired loans of $6.9 million, $3.1 million, and $1.6 million, respectively. A specific allowance of $863,000, $271,000, and $278,000 was established for these periods.

5.     EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the first quarter ending 2003 and 2002:

		Three Months

		2003	2002

		(Dollars in thousands, except per share data)
Net income	As reported	$2,544	$1,990
Less stock-based employee compensation		(33)	(45)

Net income	Pro forma	$2,511	$1,945

Earnings per share, basic	As reported	$0.42	$0.33
	Pro forma	$0.42	$0.32
Earnings per share, diluted	As reported	$0.41	$0.31
	Pro forma	$0.40	$0.31

NORTHRIM BANCORP, INC.
PART I - FINANCIAL INFORMATION

ITEM TWO

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder (the “Exchange Act”). Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Exchange Act, and the rules promulgated thereunder. All statements other than statements of historical fact regarding our financial position, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “should,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry. In addition, there are risks inherent in the Company’s industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the Federal Deposit Insurance Corporation (the “FDIC”) and those identified from time to time in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

OVERVIEW

Northrim BanCorp, Inc. is a publicly traded bank holding company (Nasdaq: NRIM) with two wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank and Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 42% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company. We also hold a 50% equity interest and a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”). RML was formed in 1998 and has offices throughout Alaska. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, including electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization. We opened our first branch, in Fairbanks, in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. This acquisition resulted in us acquiring $114 million in loans, $124 million in deposits and $2 million in fixed assets for a purchase price of $5.9 million.

One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2002.

In January 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. In December 2002, we completed construction of our Wasilla Financial Center and moved from our existing supermarket branch and loan production office. We moved from our supermarket branch in west Anchorage into a freestanding facility in February 2003. In addition, we are exploring other branching options and are currently analyzing additional market opportunities in the Fairbanks area.

The Company’s total assets and deposits at March 31, 2003, were $675.6 million and $598 million, respectively, decreases of 4% and 5%, respectively, from December 31, 2002 due to seasonality. Total assets and deposits each increased 11% and 12%, respectively, from March 31, 2002. Net loans were $528.7 million at March 31, 2003, an increase of less than 1% from December 31, 2002, and 12% from March 31, 2002.

RESULTS OF OPERATIONS

NET INCOME

Net income for the first quarter ended March 31, 2003, was $2.5 million, or $0.41 per diluted share, an increase in net income of 28%, and a 32% increase in diluted earnings per share as compared to $2 million and $0.31 in the same period of 2002. The earnings increase for the three-month period ended March 31, 2003, reflects moderate growth in assets, loans and deposits as compared to the three months ended March 31, 2002.

NET INTEREST INCOME

     Net interest income for the first quarter of 2003 increased $1.5 million, or 19%, to $9.6 million from $8 million in 2002. The following table compares average balances and rates for the first quarter of 2003 and 2002:

				First Quarter
	First Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent

	2003	2002	Change	2003	2002	Change

	(In Thousands)
Loans	$535,085	$479,840	$55,245	7.99%	8.19%	-0.20%
Short-term investments	5,539	8,156	(2,617)	1.13%	1.64%	-0.51%
Long-term investments	79,075	78,447	628	4.24%	5.51%	-1.27%

Interest-earning assets	619,699	566,443	53,256	7.45%	7.72%	-0.27%

Nonearning assets	47,079	42,660	4,419

Total	$666,778	$609,103	$57,675

Interest-bearing liabilities	$450,003	$423,909	$26,094	1.61%	2.58%	-0.97%
Demand deposits	144,656	119,808	24,848
Other liabilities	3,759	3,596	163
Equity	68,360	61,790	6,570

Total	$666,778	$609,103	$57,675

Net tax equivalent margin on earning assets				6.28%	5.80%	0.48%

Interest-earning assets averaged $619.7 million for the first quarter of 2003, an increase of $53.3 million, or 9%, over the $566.4 million average for the comparable period in 2002. The tax equivalent yield on earning assets averaged 7.45% in 2003, a decrease of 27 basis points from 7.72% for the same period in 2002.

Loans, the largest category of interest-earning assets, increased by $55.2 million, or 12%, to an average of $535.1 million in the first quarter of 2003 from $479.8 million in the same period of 2002. Commercial loans, real estate term loans and construction loans increased by $21.6 million, $27.5 million and $16.5 million, respectively, on average between the first quarters. Consumer loans declined $5.6 million and real estate loans held for resale declined $4.6 million on average. The tax equivalent yield on the loan portfolio averaged 7.99% for the first quarter of 2003, a decrease of 20 basis points from 8.19% a year ago due, in part, to a drop in the prime-lending rate of 50 basis points from March 31, 2002, to March 31, 2003. The Company had $159.4 million in loans indexed to the prime-lending rate on March 31, 2003, or 30%, of total loans as compared to $139.9 million, or 29%, on March 31, 2002. The long decline in interest rates has also led to an increase in refinance activity in the Company’s commercial real estate portfolio, which is typically comprised of longer-term loans. Continuing refinance activity as a result of lower rates may put further downward pressure on the Company’s interest margin in the future. However, the Company’s net loan fees amortized in the first quarter ended March 31, 2003, totaled $1.4 million, an increase of 88% from fees of $743,000 in the first quarter ended March 31, 2002, as a result of larger loan volumes, an increase in refinance activity, and the collection of $355,000 in prepayment penalties for loans paid off.

Interest-bearing liabilities averaged $450 million for the first quarter of 2003, an increase of $26.1 million, or 6%, compared to $423.9 million for the same period in 2002. The average cost of interest-bearing liabilities decreased 0.97% to 1.61% for the first quarter of 2003 compared to 2.58% for the first quarter of 2002. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions during 2002. The weighted average life of the Company’s certificate of deposits is less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 6.28% for the first quarter of 2003, an increase of 48 basis point from 5.80% for the same period in 2002.

OTHER OPERATING INCOME

Total other operating income (excluding gains on the sale of assets which can fluctuate significantly between periods) for the first quarter of 2003 was $1.2 million, an increase of $172,000 from the first quarter of 2002.

Deposit service charges increased $57,000, or 15%, from $389,000 in the first quarter of 2002.

Electronic banking fees are largely comprised of interchange and surcharge income from the Company’s 16-machine ATM network and debit card transactions. Electronic banking fees decreased $5,000, or 3%, in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due to a change in consumer practices, whereby consumers obtain more cash from point of sale transactions than from ATMs thus producing less fee income. Additionally, we moved three ATMs from in-store facilities to free-standing branches, and the level of ATM traffic has decreased significantly.

The Company’s share of the earnings from RML increased by $297,000 to $464,000 during the first quarter of 2003 as compared to $167,000 in the first quarter of 2002, primarily due to increased refinance activity. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in 2002 and the first quarter of 2003.

The Company’s share of the loss from Elliott Cove was $209,000 for the first quarter of 2003. The start-up losses of Elliott Cove flowed through to the Company during the first quarter of 2003. The Company expects these losses to continue for several years while Elliott Cove builds its assets under management.

Set forth below is a schedule of the components of and change in Other Operating Income between the first quarters of 2003 and 2002:

	First Quarter

	2003	%	2002

	(Dollars in Thousands)
Deposit service charges	$446	15%	$389
Loan servicing fees	83	-2%	85
Merchant & credit card fees	96	5%	91
Electronic banking revenue	141	-3%	146
Equity in earnings from RML	464	178%	167
Equity in loss from Elliott Cove	(209)	N/A	0
Other	54	-11%	61

Subtotal	1,075	14%	939
Security gains (losses)	88	69%	52
Gain on sale of ORE	0	0%	0

Total	$1,163	17%	$991

EXPENSES

Provision for Loan Losses

The provision for loan losses for the first quarter of 2003 was $429,000, compared to $360,000 for the same period one year ago. We increased the provision in 2003 because of loan growth, loss inherent in the portfolio, and an increase in charge-offs. The allowance for loan losses was $8.8 million, or 1.66% of total portfolio loans outstanding (which excludes $6.6 million of real estate loans for sale), at March 31, 2003, compared to $7.5 million, or 1.59%, of total portfolio loans, at March 31, 2002.

Charge-offs

Net loan charge-offs were $77,000, or 0.06% of average loans, at March 31, 2003, compared to net loan charge-offs of $23,000, or 0.02%, at March 31, 2002.

Other Operating Expense

Total other operating expense for the first quarter of 2003 was $6.2 million, an increase of $599,000 from the same period in 2002.

The major reasons for the changes within this category of expenses were as follows: First, professional and outside services decreased by $100,000, or 30%, because the Company moved its check processing system back in-house in May, 2002, which resulted in a savings on outside services of $81,000. Second, software amortization on check sorting equipment and more maintenance expense associated with larger and more complex systems. Finally, other expenses increased by $389,000, or 53%, due in part to increased education expenses of $135,000 that the Company incurred as it instituted comprehensive sales and loan underwriting training, and an increase in operational charge-offs of $59,000.

The following table breaks out the components of and change in Other Operating Expense between the first quarters of 2003 and 2002:

	First Quarter

	2003	%	2002

	(Dollars in Thousands)
Salaries & benefits	$3,317	7%	$3,111
Occupancy	489	3%	476
Equipment	380	3%	370
Marketing	317	2%	311
Professional and outside services	228	-30%	328
Software amortization and maintenance	234	47%	159
Intangible asset amortization-core dep	92	0%	92
Other expense	1,122	53%	733

Total	$6,179	11%	$5,580

Income Taxes

The provision for income taxes increased $474,000, or 44%, to $1.6 million in the first quarter of 2003 compared to $1.1 million in the same period in 2002. The effective tax rates for the first quarter of 2003 and 2002 were 38% and 35%, respectively, due to a decline of approximately $1.4 million on average of tax-exempt assets between periods.

FINANCIAL CONDITION

ASSETS

Loans and Lending Activities

General: Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, consumer loans, and credit cards. We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

Loans are the highest yielding component of earning assets. Average loans were $55.2 million, or 12%, greater in the first quarter of 2003 than in the same period of 2002. Loans comprised 86% of total earning assets at March 31, 2003, compared to 85% of total earning assets at March 31, 2002. The yield on loans averaged 7.99% at March 31, 2003, compared to 8.19% during the same period in 2002.

Growth in the loan portfolio for the first quarter of 2003 compared to the same period in 2002 was $59.3 million, or 12%. Commercial loans increased $20.2 million, or 12%, commercial real estate loans increased $29.4 million, or 15%, construction loans increased $15.3 million, or 24%, and real estate for sale loans increased $2.3 million, or 54% during the first quarter of 2003 as compared to the same period in 2002. Consumer loans decreased $6.9 million, or 13%, during the same period. Funding for the growth in loans during the first quarter of 2003 came from an increase in interest-bearing liabilities and from non-interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At March 31, 2003, these loans totaled $6.6 million compared to $4.3 million on March 31, 2002.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $530.9 million at March 31, 2003, from $527.6 million at December 31, 2002. At March 31, 2003, 52% of the portfolio was scheduled to mature over the next 12 months with 31% scheduled to mature between April 1, 2004, and March 31, 2008. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2003		December 31, 2002		March 31, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$187,952	35%	$187,312	35%	$167,719	35%
Construction/development	80,093	15%	82,739	15%	64,805	14%
Commercial real estate	219,605	41%	212,740	40%	190,230	40%
Real estate loans for sale	6,629	1%	7,437	1%	4,297	1%
Consumer	45,694	8%	47,415	9%	52,563	11%

Sub total	539,973	100%	537,643	100%	479,614	100%

Other, net of unearned and discount	(2,419)		(2,653)		(1,399)

Total loans	$537,554		$534,990		$478,215

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2003 December 31, 2002 March 31, 2002

	(Dollars in Thousands)
Nonaccrual loans	$4,937	$4,717	$2,489
Accruing loans past due 90 days or more	1,487	1,019	1,562
Restructured loans	—	—	—

Total nonperforming loans	6,424	5,736	4,051
Real estate owned	—	—	—

Total nonperforming assets	$6,424	$5,736	$4,051

Allowance for loan losses	$8,828	$8,476	$7,537

Nonperforming loans to portfolio loans	1.21%	1.09%	0.85%
Nonperforming assets to total assets	0.95%	0.81%	0.67%
Allowance to portfolio loans	1.66%	1.61%	1.59%
Allowance to nonperforming loans	137%	148%	186%

Nonaccrual, Accruing Loans 90 Days or More Past Due and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. For financial reporting purposes, amounts received on nonaccrual loans generally will be applied first to principal and then to interest only after all principal has been collected.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected.

Total nonperforming loans at March 31, 2003, were $6.4 million, or 1.21% of total portfolio loans, an increase of $688,000 from $5.7 million at December 31, 2002, and an increase of $2.4 million from $4.1 million at March 31, 2002. The increase in nonperforming loans in the first quarter of 2003 was due to increases in loans 90 days or more past due and in nonaccrual loans. There was movement in and out of both of these categories of nonperforming loans with no single loan having an excessive impact on these totals. However, due to several structural nonperforming loans that have been on the books for some time, the Company expects higher levels of nonperforming loans in the future.

At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had impaired loans of $6.9 million, $3.1 million, and $1.6 million, respectively. A specific allowance of $863,000, $271,000, and $278,000 was established for these periods.

Potential Problem Loans: At March 31, 2003, the Company had identified $3.5 million of potential problem loans, as compared to $2.9 million at December 31, 2002, and $567,000 one year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, but about which there has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $8.8 million, or 1.66% of total portfolio loans outstanding (which excludes $6.6 million of real estate loans for sale), at March 31, 2003, compared to $7.5 million, or 1.59%, of total portfolio loans, at March 31, 2002. The Allowance for Loan Losses represented 137% of non-performing loans at March 31, 2003, as compared to 186% of non-performing loans at March 31, 2002. Management believes that at March 31, 2003, the allowance for loan losses is adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter

	2003	2002

	(In Thousands)
Balance at beginning of period	$8,476	$7,200
Charge-offs:
Commercial	193	40
Construction/development	0	0
Commercial real estate	0	0
Consumer	2	81

Total charge-offs	195	121
Recoveries:
Commercial	100	71
Construction/development	0	0
Commercial real estate	13	0
Consumer	5	27

Total recoveries	118	98
Provision for loan losses	429	360

Balance at end of period	$8,828	$7,537

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $69.7 million at March 31, 2003, a decrease of $11.5 million, or 14%, from $81.3 million at December 31, 2002, and a decrease of $5.7 million, or 8%, from $75.4 million at March 31, 2002. Investment securities designated as available for sale comprised 96% of the investment portfolio at March 31, 2003, and December 31, 2002, and 94% at March 31, 2002, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2003, $55.1 million in securities, or 79%, of the investment portfolio were pledged, as compared to $40.7 million, or 32%, at December 31, 2002, and $24.3 million, or 32%, at March 31, 2002.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits decreased $28.4 million to $598 million at March 31, 2003, down 5% from $626.4 million at December 31, 2002, and up 12% from $535.3 million at March 31, 2002. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2003, the Company had $174 million in certificates of deposit, of which $135.7 million, or 78%, are scheduled to mature over the next 12 months compared to $117.2 million, or 72%, at December 31, 2002, and to $154.7 million, or 84%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	March 31, 2003		December 31, 2002		March 31, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Remaining maturity:
Three months or less	$57,152	33%	$33,413	21%	$61,536	33%
Over three through six months	36,359	21%	39,768	24%	24,210	13%
Over six through twelve months	42,199	24%	43,987	27%	68,970	37%
Over twelve months	38,263	22%	45,302	28%	29,727	16%

Total	$173,973	100%	$162,470	100%	$184,443	100%

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2003, the Company held $35 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At March 31, 2003, the Company’s maximum borrowing line from the FHLB was approximately $75.1 million with $5 million committed to secure public deposits and $3.7 million in long-term advances, compared to $5 million to secure public deposits at December 31, 2002. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At March 31, 2003, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity. In 2002, the Company had a $3 million subordinated note line and $1.5 million had been drawn on the line. The line was paid off in May 2002.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $68.1 million at March 31, 2003, compared to $68.4 million at December 31, 2002, a decrease of less than 1%. The Company earned net income of $2.5 million during the first quarter of 2003. However, the Company’s equity was decreased by dividends paid and declared that totaled $871,000 and the stock repurchase plan outlined below.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2003, the Company and the Bank met all applicable capital adequacy requirements.

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

			March 31, 2003	December 31, 2002

		Well-	Actual	Actual
	Minimum	Capitalized	Ratio	Ratio

Tier 1 risk-based capital	4.00%	6.00%	10.40%	10.25%
Total risk-based capital	8.00%	10.00%	11.65%	11.50%
Leverage ratio	4.00%	5.00%	9.07%	8.65%

Stock Repurchase Plan

In September of last year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase, for cash, up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 201,000 shares of its stock under this program through March 31, 2003, at a total cost of $2.7 million, with 132,000 of those shares repurchased in the first quarter of 2003 at a cost of $1.8 million The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities will carry an initial interest rate of LIBOR plus 3.15% and have a maturity date of May 15, 2033.

CAPITAL EXPENDITURES AND COMMITMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133. The Standard has multiple effective date provisions depending on the nature of the amendment to Statement No. 133. The Company believes the adoption of Statement No. 149 will have no impact on its financial statements.

ITEM THREE

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The results of the simulation model at March 31, 2003, indicate that, if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $892,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates decreased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $136,000 over the next 12 months.

ITEM FOUR

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

ITEM SIX

EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	REPORT ON FORM 8-K

NONE

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 9, 2003	By	/s/ R. Marc Langland R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 9, 2003	By	/s/ Joseph M. Schierhorn Joseph M. Schierhorn
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

Date:  May 9, 2003

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

Date: May 9, 2003

/s/ Joseph M. Schierhorn Joseph M. Schierhorn
Chief Financial Officer