Form 10-Q
period 2003-06-30
NORTHRIM BANCORP INC
filed 2003-08-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________to________

Commission File Number 000-33501

NORTHRIM BANCORP, INC.

(Exact name of registrant as specified in its charter)

Alaska (State or other jurisdiction of incorporation or organization)	92-0175752 (I.R.S. Employer Identification Number)

3111 C Street
Anchorage Alaska	99503
(Address of principal executive offices)	(Zip Code)

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

Yes  [X]      No   [  ]

The number of shares of the issuer’s Common Stock outstanding at August 8, 2003 was
5,943,246.

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets
	- June 30, 2003 (unaudited)	3
	- December 31, 2002	3
	- June 30, 2002 (unaudited)	3
	Consolidated Statements of Income (unaudited)
	- Three and six months ended June 30, 2003 and 2002	4
	Consolidated Statements of Comprehensive Income (unaudited)
	- Three and six months ended June 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows (unaudited)
	- Six months ended June 30, 2003 and 2002	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 5.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27

NORTHRIM BANCORP, INC.
PART I - FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2003, 2002 and December 31, 2002

	June 30,	December 31,	June 30,
	2003	2002	2002

	(unaudited)		(unaudited)
	(In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$18,295	$28,078	$21,676
Money market investments	10,692	37,502	3,094
Investment securities held to maturity	1,080	1,281	1,281
Investment securities available for sale	68,474	78,224	73,440
Investment in Federal Home Loan Bank stock	1,706	1,774	2,740
Real estate loans for sale	39,703	7,437	290
Loans	551,098	527,553	504,169
Allowance for loan losses	(9,384)	(8,476)	(7,545)

Net loans	581,417	526,514	496,914
Premises and equipment, net	11,394	10,481	6,434
Accrued interest receivable	3,362	3,192	3,577
Intangible assets	7,186	7,370	7,554
Other assets	11,341	9,833	9,484

Total Assets	$714,947	$704,249	$626,194

LIABILITIES
Deposits:
Demand	$163,971	$151,780	$134,066
Interest-bearing demand	54,719	53,365	49,680
Savings	102,939	104,568	81,667
Money market	138,174	154,232	117,628
Certificates of deposit less than $100,000	70,553	75,053	79,115
Certificates of deposit greater than $100,000	97,554	87,417	91,019

Total deposits	627,910	626,415	553,175

Borrowings	5,423	6,365	6,164
Trust perferred securities	8,000	0	0
Other liabilities	3,475	3,096	2,595

Total Liabilities	644,808	635,876	561,934

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,957,046; 6,094,536 and 6,127,445 shares issued and outstanding at June 30, 2003, December 31, 2002, and June 30, 2002, respectively	5,957	6,095	6,127
Additional paid-in capital	44,814	46,614	47,133
Retained earnings	18,202	14,460	10,197
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	1,166	1,204	803

Total shareholders’ equity	70,139	68,373	64,260

Total Liabilities and Shareholders’ Equity	$714,947	$704,249	$626,194

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended:		Six Months Ended:
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,652	$9,812	$21,148	$19,440
Interest on investment securities:
Assets available for sale	665	906	1,443	1,903
Assets held to maturity	35	58	79	118
Interest on money market investments	45	47	61	80

Total Interest Income	11,397	10,823	22,731	21,541
Interest Expense
Interest expense on deposits and borrowings	1,728	2,666	3,512	5,357

Net Interest Income	9,669	8,157	19,219	16,184
Provision for loan losses	936	515	1,365	875

Net Interest Income After Provision for Loan Losses	8,733	7,642	17,854	15,309
Other Operating Income
Service charges on deposit accounts	478	425	924	814
Equity in earnings from RML	886	387	1,350	554
Equity in loss from Elliott Cove	(116)	0	(325)	0
Other income	529	402	991	837

Total Other Operating Income	1,777	1,214	2,940	2,205
Other Operating Expense
Salaries and other personnel expense	3,426	3,108	6,743	6,219
Occupancy, net	488	471	977	948
Equipment expense	369	376	748	746
Marketing expense	312	310	629	622
Intangible asset amortization expense	92	92	184	184
Other operating expense	1,499	1,314	3,084	2,532

Total Other Operating Expense	6,186	5,671	12,365	11,251

Income Before Income Taxes	4,324	3,185	8,429	6,263
Provision for income taxes	1,688	1,200	3,250	2,288

Net Income	$2,636	$1,985	$5,179	$3,975

Earnings Per Share, Basic	$0.44	$0.32	$0.86	$0.65
Earnings Per Share, Diluted	$0.43	$0.31	$0.84	$0.63
Weighted Average Shares Outstanding, Basic	5,959,974	6,122,012	5,998,078	6,115,078
Weighted Average Shares Outstanding, Diluted	6,184,656	6,368,437	6,200,095	6,351,709

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended:		Six Months Ended:
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(In Thousands)		(In Thousands)
Net income	$2,636	$1,985	$5,179	$3,975
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	138	855	44	315
Less: reclassification adjustment for gains included in net income	29	31	82	33

Comprehensive Income	$2,745	$2,809	$5,141	$4,257

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended:
	June 30,

	2003	2002

	(unaudited)	(unaudited)
	(In Thousands)
Operating Activities
Net income	$5,179	$3,975
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(137)	(52)
Depreciation and amortization of premises and equipment	609	544
Amortization of software	227	181
Intangible asset amortization	184	184
Deferred tax expense (benefit)	(418)	(351)
Deferral of loan fees and costs, net	(36)	500
Provision for loan losses	1,365	875
Equity in earnings from RML	(1,350)	(554)
Equity in loss from Elliott Cove	325	0
(Increase) decrease in accrued interest receivable	(170)	(107)
(Increase) decrease in other assets	(825)	(1,981)
Amortization of investment security premium, net of discount accretion	154	74
Increase (decrease) of other liabilities	343	(843)

Net Cash Provided by Operating Activities	5,450	2,445

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(28,486)	(37,799)
Held-to-maturity
Proceeds from sales / maturities of securities:
Available-for-sale	38,488	39,202
Held-to-maturity
Investments in loans:
Sales of loans and loan participations	94,117	54,392
Loans made, net of repayments	(150,349)	(77,319)
Investment in RML	0	(16)
Investment in Elliott Cove	(250)	0
Purchases of premises and equipment	(1,522)	(1,101)

Net Cash Provided (Used) by Investing Activities	(48,002)	(22,641)

Financing Activities
Increase (decrease) in deposits	1,495	2,568
Increase (decrease) in borrowings	(942)	482
Loan to Elliott Cove	(125)	0
Net proceeds from issuance of common stock	39	130
Net proceeds from issuance of trust preferred securities	8,000	0
Repurchase of common stock	(1,977)	0
Dividents received from RML	906	832
Cash dividends paid	(1,437)	(918)

Net Cash Provided (Used) by Financing Activities	5,959	3,094

Net Increase (Decrease) in Cash and Cash Equivalents	(36,593)	(17,102)
Cash and cash equivalents at beginning of period	65,580	41,872

Cash and cash equivalents at end of period	$28,987	$24,770

Supplemental Information
Income taxes paid	$3,550	$2,775

Interest paid	$3,516	$5,576

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003 and 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	STOCK REPURCHASE

In September of 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 211,000 shares of its stock under this program through June 30, 2003, at a total cost of $2.8 million, with 10,000 of those shares repurchased in the second quarter of 2003 at a cost of $150,000. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes the adoption of Statement No. 150 will have no impact on its financial statements.

4.	LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2003		December 31, 2002		June 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

			(Dollars in Thousands)
Commercial	$201,743	34%	$187,312	35%	$177,716	35%
Construction/development	84,756	14%	82,739	15%	66,669	13%
Commercial real estate	223,966	38%	212,740	40%	208,882	41%
Consumer	41,849	7%	47,415	9%	53,388	11%
Other, net of unearned and discount	(1,216)	0%	(2,653)	0%	(2,486)	0%

Sub total	$551,098		$527,553		$504,169
Real estate loans for sale	39,703	7%	7,437	1%	290	0%

Total loans	$590,801	100%	$534,990	100%	$504,459	100%

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Balance at beginning of period	$8,828	$7,537	$8,476	$7,200
Charge-offs:
Commercial	399	517	592	557
Construction/development	67	0	67	0
Commercial real estate	0	36	0	49
Consumer	41	44	43	113

Total charge-offs	507	597	702	719
Recoveries:
Commercial	89	68	189	137
Construction/development	0	20	0	20
Commercial real estate	13	0	26	27
Consumer	25	2	30	5

Total recoveries	127	90	245	189
Provision for loan losses	936	515	1,365	875

Balance at end of period	$9,384	$7,545	$9,384	$7,545

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2003	December 31, 2002	June 30, 2002

	(Dollars in Thousands)
Nonaccrual loans	$4,314	$4,717	$4,226
Accruing loans past due 90 days or more	3,952	1,019	1,149
Restructured loans	552	—	—

Total nonperforming loans	8,818	5,736	5,375
Real estate owned	99	—	—

Total nonperforming assets	$8,917	$5,736	$5,375

Allowance for loan losses	$9,384	$8,476	$7,545

Nonperforming loans to portfolio loans	1.60%	1.09%	1.07%
Nonperforming assets to total assets	1.25%	0.81%	0.86%
Allowance to portfolio loans	1.70%	1.61%	1.50%
Allowance to nonperforming loans	106%	148%	140%

At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had impaired loans of $13 million, $3.1 million, and $4.1 million, respectively. A specific allowance of $1.3 million, $271,000, and $322,800 was established for these periods.

5.	DEPOSIT ACTIVITIES

The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2003, the Company held $40.1 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

6.	EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the second quarter and six-month period ending June 30, 2003 and 2002:

		Three Months

		2003	2002

		(Dollars in thousands, except per share data)
Net income	As reported	$2,636	$1,985
Less stock-based employee compensation		(50)	(45)

Net income	Pro forma	$2,586	$1,940

Earnings per share, basic	As reported	$0.44	$0.32
	Pro forma	$0.43	$0.32
Earnings per share, diluted	As reported	$0.43	$0.31
	Pro forma	$0.42	$0.30

		Six Months

		2003	2002

		(Dollars in thousands, except per share data)
Net income	As reported	$5,179	$3,975
Less stock-based employee compensation		(83)	(90)

Net income	Pro forma	$5,096	$3,885

Earnings per share, basic	As reported	$0.86	$0.65
	Pro forma	$0.85	$0.64
Earnings per share, diluted	As reported	$0.84	$0.63
	As reported	$0.82	$0.61

The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $4.71, $5.51, and $3.20, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 — expected dividends of $.38 per share, risk-free rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001 — expected dividends of $.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000 — expected dividends of $.20 per share, risk-fee interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years.

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

OVERVIEW

Northrim BanCorp, Inc. is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 43% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Northrim Capital Trust (“NCT”), an entity that we formed in May of this year to facilitate a trust preferred securities offering by the Company. We also hold a 50% equity interest and a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”). RML was formed in 1998 and has offices throughout Alaska. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, including electronic banking services over the Internet.

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

The Company’s total assets and deposits at June 30, 2003, were $714.9 million and $627.9 million, respectively, increases of 2% and less than 1%, respectively, from December 31, 2002, due to the seasonal nature of the deposit accounts that affected total deposit balances as well as short-term investment and cash balances. Total assets and deposits each increased 14%, from June 30, 2002. Net loans were $581.4 million at June 30, 2003, an increase of 10% from December 31, 2002, and 17% from June 30, 2002.

RESULTS OF OPERATIONS

NET INCOME

Net income for the second quarter ended June 30, 2003, was $2.6 million, or $0.43 per diluted share, an increase in net income of 33%, and a 39% increase in diluted earnings per share as compared to $2 million and $0.31 in the same period of 2002. The earnings increase for the three-month period ended June 30, 2003, reflects moderate growth in assets, loans, and deposits along with substantial growth in earnings from the Company’s interest in RML as compared to the three months ended June 30, 2002. The growth in earnings per share was affected by all of these factors as well as the Company’s stock repurchase program under which it has repurchased 211,000 of its shares between September 2002 and June 30, 2003.

Net income for the six months ended June 30, 2003, was $5.2 million, an increase of $1.2 million, or 30% from the six months ended June 30, 2002. Diluted earnings per share were $0.84, compared to $0.63 in the same period in 2002. The earnings increase for the six-month period ended June 30, 2003, reflects moderate growth in assets, loans, and deposits as well as a large growth in earnings from RML as compared to the six months ended June 30, 2002. The growth in earnings per share was affected by all of these factors as well as the Company’s stock repurchase program under which it has repurchased 211,000 of its shares between September 2002 and June 30, 2003.

NET INTEREST INCOME

Net interest income for the second quarter of 2003 increased $1.5 million, or 19%, to $9.7 million from $8.2 million in 2002. The following table compares average balances and rates for the second quarter and six-month period ending June 30, for 2003 and 2002:

				Second Quarter
	Second Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent

	2003	2002	Change	2003	2002	Change

	(In Thousands)
Loans	$552,291	$490,362	$61,929	7.76%	8.08%	-0.32%
Short-term investments	16,011	10,370	5,641	1.11%	1.62%	-0.51%
Long-term investments	68,513	74,634	(6,121)	4.15%	5.23%	-1.08%

Interest-earning assets	636,815	575,366	61,449	7.21%	7.59%	-0.38%

Nonearning assets	49,429	44,986	4,443

Total	$686,244	$620,352	$65,892

Interest-bearing liabilities	$462,735	$425,177	$37,558	1.51%	2.51%	-1.00%
Demand deposits	150,789	129,018	21,771
Other liabilities	3,992	3,342	650
Equity	68,728	62,815	5,913

Total	$686,244	$620,352	$65,892

Net tax equivalent margin on earning assets				6.11%	5.73%	0.38%

	Six Months			Six Months
	Average Balances			Average Yields/Costs

	2003	2002	Change	2003	2002	Change

	(In Thousands)
Loans	$543,736	$485,130	$58,606	7.87%	8.13%	-0.26%
Short-term investments	10,804	9,269	1,535	1.11%	1.63%	-0.52%
Long-term investments	73,765	76,414	(2,649)	4.19%	5.38%	-1.19%

Interest-earning assets	628,305	570,813	57,492	7.33%	7.66%	-0.33%

Nonearning assets	48,260	43,946	4,314

Total	$676,565	$614,759	$61,806

Interest-bearing liabilities	$456,404	$424,546	$31,858	1.56%	2.54%	-0.98%
Demand deposits	147,740	124,438	23,302
Other liabilities	3,876	3,470	406
Equity	68,545	62,305	6,240

Total	$676,565	$614,759	$61,806

Net tax equivalent margin on earning assets				6.19%	5.76%	0.43%

Interest-earning assets averaged $636.8 million for the second quarter of 2003, an increase of $61.4 million, or 11%, over the $575.4 million average for the comparable period in 2002. The tax equivalent yield on earning assets averaged 7.21% in 2003, a decrease of 38 basis points from 7.59% for the same period in 2002.

Loans, the largest category of interest-earning assets, increased by $61.9 million, or 13%, to an average of $552.3 million in the second quarter of 2003 from $490.4 million in the same period of 2002. Commercial loans, real estate term loans, construction loans and real estate loans held for resale increased by $22.2 million, $22.2 million, $16.8 million, and $10.1 million, respectively, on average between the second quarters. Consumer loans declined $9.3 million on average during the same period. The tax equivalent yield on the loan portfolio averaged 7.76% for the second quarter of 2003, a decrease of 32 basis points from 8.08% a year ago due, in part, to a drop in the prime-lending rate of 50 basis points from June 30, 2002, to June 30, 2003. The Company had $155.2 million in loans indexed to the prime-lending rate on June 30, 2003, or 26%, of total loans, as compared to $152.1 million, or 30%, on June 30, 2002. The long decline in interest rates has also led to an increase in refinance activity in the Company’s commercial real estate portfolio, which is typically comprised of longer-term loans. Continuing refinance activity as a result of lower rates may put further downward pressure on the Company’s interest margin in the future. However, the Company’s net loan fees amortized in the second quarter ended June 30, 2003, totaled $1.3 million, an increase of 71% from fees of $772,000 in the second quarter ended June 30, 2002, as a result of larger loan volumes, an increase in refinance activity, and the collection of $122,000 in prepayment penalties for loans paid off prior to their maturity.

Interest-bearing liabilities averaged $462.7 million for the second quarter of 2003, an increase of $37.6 million, or 9%, compared to $425.2 million for the same period in 2002. The average cost of interest-bearing liabilities decreased 1.0% to 1.51% for the second quarter of 2003 compared to 2.51% for the second quarter of 2002. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions over the last year. The weighted average life of the Company’s certificate of deposits is less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the cost of the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 6.11% for the second quarter of 2003, an increase of 38 basis points from 5.73% for the same period in 2002. The average net tax equivalent yield on interest-earning assets decreased by 38 basis points to 7.21% in the second quarter of 2003, from 7.59% in the same period of 2002. The average cost of interest-bearing liabilities decreased by 100 basis points in the second quarter of 2003 to 1.51% from 2.51% in the same quarter of 2002. Interest rates on the Company’s interest-bearing liabilities declined more than the rate on its interest-earning assets, which caused its net interest margin to increase over the last year. An additional factor in the improvement in the net interest margin was an increase in demand deposits. In the second quarter of 2003, demand deposits funded 23.7% of the Company’s interest-earning assets versus 22.4% of earning assets in the second quarter of 2002. Finally, as noted above, net loan fees increased to $1.3 million in the second quarter ended June 30, 2003 as compared to fees of $772,000 in the second quarter ended June 30, 2002.

Net interest income for the first six months of 2003 increased by $3 million, or 19% from $16.2 million in 2002. The increase was due in large part to a $57.5 million increase in average interest-bearing assets between the periods, funded in part by a $31.9 million increase in average interest-bearing liabilities. The net tax equivalent margin for the first six months of 2003 increased by 43 basis points to 6.19% from 5.76% for the same period in 2002. The average net tax equivalent yield on interest-earning assets decreased by 33 basis points to 7.33% for the first six months in 2003 from 7.66% in the same six-month period one year ago. The average cost of interest-bearing liabilities decreased 98 basis points to 1.56% for the first six months of 2003, from 2.54% for the same six-month period in 2002.

OTHER OPERATING INCOME

Set forth below is a schedule of the components of and change in Other Operating Income between the second quarters and six month periods ending June 30, 2003 and 2002:

	Second Quarter			Six Months

	2003	%	2002	2003	%	2002

	(Dollars in Thousands)			(Dollars in Thousands)
Deposit service charges	$478	12%	$425	$924	14%	$814
Loan servicing fees	124	72%	72	206	31%	157
Merchant & credit card fees	91	0%	91	187	3%	182
Electronic banking revenue	163	1%	162	304	-2%	309
Equity in earnings from RML	886	129%	387	1,350	144%	554
Equity in loss from Elliott Cove	(116)	0%	0	(325)	0%	0
Other	102	40%	73	157	15%	137
Security gains (losses)	49	1125%	4	137	163%	52

Total	$1,777	46%	$1,214	$2,940	33%	$2,205

Total other operating income for the second quarter of 2003 was $1.8 million, an increase of $563,000 from the second quarter of 2002.

Deposit service charges increased $53,000, or 12%, from $425,000 in the second quarter of 2002.

Loan servicing fees increased $52,000 in the second quarter of 2003 compared to the same quarter of the prior year mainly because of an increase in the volume of loans purchased from RML.

The Company’s share of the earnings from RML increased by $499,000 to $886,000 during the second quarter of 2003 as compared to $387,000 in the second quarter of 2002, primarily due to increased refinance activity. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in the second quarter of 2003.

The Company’s share of the loss from Elliott Cove was $116,000 for the second quarter of 2003 and $325,000 for the six month period ended June 30, 2003. These losses reflect the start-up costs for Elliott Cove which began active operations in the fourth quarter of 2002. The Company expects these losses to continue for several years while Elliott Cove builds its assets under management. In July of this year, the Company made a commitment to loan $625,000 to Elliott Cove. The Company expects to advance the funds in installments beginning in September 2003 and ending in February 2004. At the Company’s option, the loan is repayable in July of 2006 or convertible so that the Company’s total equity interest in Elliott Cove would increase to 58% as compared to the 43% interest that it currently owns in Elliott Cove. The Company will earn 5% interest on the loan.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 was $936,000, compared to $515,000 for the same period one year ago. We increased the provision in 2003 because of loan growth, loss inherent in the portfolio, and an increase in non-performing loans. The allowance for loan losses was $9.4 million, or 1.70% of total portfolio loans outstanding (which excludes $39.7 million of real estate loans for sale), at June 30, 2003, compared to $7.5 million, or 1.50%, of total portfolio loans, at June 30, 2002.

Charge-offs

There were $380,000 in net loan charge-offs during the second quarter of 2003, compared to $507,000 of net charge-offs for the same period in 2002. For the first six months of 2003 net loan charge-offs were $457,000, or 0. 17% of average loans, compared to net loan charge-offs of $530,000 for the same period in 2002.

Other Operating Expense

The following table breaks out the components of and change in Other Operating Expense between the second quarters and six-month periods ending June 30, 2003 and 2002:

	Second Quarter			Six Months

	2003	%	2002	2003	%	2002

	(Dollars in Thousands)			(Dollars in Thousands)
Salaries & benefits	$3,426	10%	$3,108	$6,743	8%	$6,219
Occupancy	488	4%	471	977	3%	948
Equipment	369	-2%	376	748	0%	746
Marketing	312	1%	310	629	1%	622
Professional and outside services	302	-14%	350	570	-16%	678
Software amortization and maintenance	238	50%	159	473	49%	318
Intangible asset amortization-core deposit	92	0%	92	184	0%	184
Other expense	959	19%	805	2,041	33%	1,536

Total	$6,186	9%	$5,671	$12,365	10%	$11,251

Total other operating expense for the second quarter of 2003 was $6.2 million, an increase of $515,000 from the same period in 2002.

The major reasons for the changes within this category of expenses were as follows: First, salaries and benefits increased by $318,000, or 10%, due to increases in full time equivalent workers and wage increases over the prior period. Second, professional and outside services decreased by $48,000, or 14%, because the Company moved its check processing system back in-house in May 2002, which resulted in a savings on outside services of $74,000 that were partially offset by increases in other areas. Third, software amortization on check sorting equipment and maintenance expense increased due to larger and more complex systems. Finally, other expenses increased by $154,000, or 19%, due in part to $60,000 in tax expenses that the Company has accrued to account for a dispute with the Internal Revenue Service over its 1998 and 1999 tax returns. The other portion of the $154,000 increase in other expenses resulted in part from a $47,000 increase in operational charge-offs.

Income Taxes

The provision for income taxes increased $488,000, or 41%, to $1.7 million in the second quarter of 2003 compared to $1.2 million in the same period in 2002. The effective tax rates for the second quarter of 2003 and 2002 were 39% and 38%, respectively. The increase in effective rate was due to a decline of approximately $1.7 million on average of tax-exempt assets between periods. The provision for income taxes increased $962,000, or 42%, to $3.3 million in the first six months of 2003 compared to $2.3 million in the same period in 2002. The effective tax rates for the first six months of 2003 and 2002 were 39% and 37%, respectively.

FINANCIAL CONDITION

ASSETS

Loans and Lending Activities

General: Our loan products include short- and medium-term commercial loans, commercial credit lines, construction and real estate loans, consumer loans, and credit cards. We emphasize providing financial services to small- and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

Loans are the highest yielding component of earning assets. Average loans were $61.9 million, or 13%, greater in the second quarter of 2003 than in the same period of 2002. Loans comprised 87% of total earning assets at June 30, 2003, compared to 85% of total earning assets at June 30, 2002. The yield on loans averaged 7.76% for the quarter ended June 30, 2003, compared to 8.08% during the same period in 2002.

Growth in the loan portfolio for the six-month period ending June 30, 2003, compared to the same period in 2002 was $86.3 million, or 17%. Commercial loans increased $24 million, or 14%, commercial real estate loans increased $15.1 million, or 7%, construction loans increased $18.1 million, or 27%, and real estate loans for sale loans increased $39.4 million, or 13,591% during the second quarter of 2003 as compared to the same period in 2002. Consumer loans decreased $11.5 million, or 22%, during the same period. Funding for the growth in loans during the second quarter of 2003 came from an increase in interest-bearing liabilities and from non-interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At June 30, 2003, these loans totaled $39.7 million compared to $290,000 on June 30, 2002.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $551.1 million at June 30, 2003, from $527.6 million at December 31, 2002. At June 30, 2003, 53% of the portfolio was scheduled to mature over the next 12 months with 34% scheduled to mature between July 1, 2004, and June 30, 2008. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2003		December 31, 2002		June 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$201,743	34%	$187,312	35%	$177,716	35%
Construction/development	84,756	14%	82,739	15%	66,669	13%
Commercial real estate	223,966	38%	212,740	40%	208,882	41%
Consumer	41,849	7%	47,415	9%	53,388	11%
Other, net of unearned and discount	(1,216)	0%	(2,653)	0%	(2,486)	0%

Sub total	$551,098		$527,553		$504,169
Real estate loans for sale	39,703	7%	7,437	1%	290	0%

Total loans	$590,801	100%	$534,990	100%	$504,459	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2003	December 31, 2002	June 30, 2002

	(Dollars in Thousands)
Nonaccrual loans	$4,314	$4,717	$4,226
Accruing loans past due 90 days or more	3,952	1,019	1,149
Restructured loans	552	—	—

Total nonperforming loans	8,818	5,736	5,375
Real estate owned	99	—	—

Total nonperforming assets	$8,917	$5,736	$5,375

Allowance for loan losses	$9,384	$8,476	$7,545

Nonperforming loans to portfolio loans	1.60%	1.09%	1.07%
Nonperforming assets to total assets	1.25%	0.81%	0.86%
Allowance to portfolio loans	1.70%	1.61%	1.50%
Allowance to nonperforming loans	106%	148%	140%

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

Total nonperforming loans at June 30, 2003, were $8.8 million, or 1.6% of total portfolio loans, an increase of $3.1 million from $5.7 million at December 31, 2002, and an increase of $3.4 million from $5.4 million at June 30, 2002. The increase in nonperforming loans in the second quarter of 2003 resulted in large part from the remaining portions of two relationships being categorized as non-performing. These two relationships comprise 52% of the non-performing loan totals, and it is anticipated that they will remain in a non-performing status for the near-term.

At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had impaired loans of $13 million, $3.1 million, and $4.1 million, respectively. A specific allowance of $1.3 million, $271,000, and $322,800 was established for these periods.

Potential Problem Loans: At June 30, 2003, the Company had identified $2.8 million of potential problem loans, as compared to $2.9 million at December 31, 2002, and $550,000 one year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, but about which there has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $9.4 million, or 1.70% of total portfolio loans outstanding (which excludes $39.7 million of real estate loans for sale), at June 30, 2003, compared to $7.5 million, or 1.50%, of total portfolio loans at June 30, 2002. The Allowance for Loan Losses represented 106% of non-performing loans at June 30, 2003, as compared to 140% of non-performing loans at June 30, 2002. Management believes that at June 30, 2003, the allowance for loan losses is adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Balance at beginning of period	$8,828	$7,537	$8,476	$7,200
Charge-offs:
Commercial	399	517	592	557
Construction/development	67	0	67	0
Commercial real estate	0	36	0	49
Consumer	41	44	43	113

Total charge-offs	507	597	702	719
Recoveries:
Commercial	89	68	189	137
Construction/development	0	20	0	20
Commercial real estate	13	0	26	27
Consumer	25	2	30	5

Total recoveries	127	90	245	189
Provision for loan losses	936	515	1,365	875

Balance at end of period	$9,384	$7,545	$9,384	$7,545

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $71.3 million at June 30, 2003, a decrease of $10 million, or 12%, from $81.3 million at December 31, 2002, and a decrease of $6.2 million, or 8%, from $77.5 million at June 30, 2002. Investment securities designated as available for sale comprised 96% of the investment portfolio at June 30, 2003, and December 31, 2002, and 95% at June 30, 2002, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2003, $51.6 million in securities, or 74%, of the investment portfolio were pledged, as compared to $40.7 million, or 32%, at December 31, 2002, and $37.7 million, or 50%, at June 30, 2002.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits increased $1.5 million to $627.9 million at June 30, 2003, up less than 1% from $626.4 million at December 31, 2002, and up 14% from $553.2 million at June 30, 2002. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2003, the Company had $168.1 million in certificates of deposit, of which $127.5 million, or 76%, are scheduled to mature over the next 12 months compared to $117.2 million, or 72%, at December 31, 2002, and to $136.8 million, or 80%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	June 30, 2003		December 31, 2002		June 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Remaining maturity:
Three months or less	$21,081	13%	$33,413	21%	$33,648	20%
Over three through six months	68,087	41%	39,768	24%	53,545	31%
Over six through twelve months	38,365	23%	43,987	27%	49,592	29%
Over twelve months	40,574	24%	45,302	28%	33,349	20%

Total	$168,107	100%	$162,470	100%	$170,134	100%

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2003, the Company held $40.1 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At June 30, 2003, the Company’s maximum borrowing line from the FHLB was approximately $75.1 million with $5 million committed to secure public deposits and $3.6 million in long-term advances, compared to $5 million to secure public deposits and $3.8 million in long-term advances at December 31, 2002. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At June 30, 2003, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $70.1 million at June 30, 2003, compared to $68.4 million at December 31, 2002, an increase of 3%. The Company earned net income of $5.2 million during the six-month period ending June 30, 2003. However, the Company’s equity was decreased by dividends paid and declared that totaled $1.4 million and the stock repurchase plan outlined below.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2003, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 13, 2003, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and its actual capital ratios that exceed these requirements:

			June 30, 2003	December 31, 2002

		Well-	Actual	Actual
	Minimum	Capitalized	Ratio	Ratio

Tier 1 risk-based capital	4.00%	6.00%	11.37%	10.25%
Total risk-based capital	8.00%	10.00%	12.62%	11.50%
Leverage ratio	4.00%	5.00%	10.11%	8.65%

Stock Repurchase Plan

In September of last year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase, for cash, up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 211,000 shares of its stock under this program through June 30, 2003, at a total cost of $2.8 million, with 10,000 of those shares repurchased in the second quarter of 2003 at a cost of $150,000. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that is initially set at 4.45% and adjusted quarterly. The securities have a maturity date of May 15, 2033 and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations

CAPITAL EXPENDITURES AND COMMITMENTS

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes the adoption of Statement No. 150 will have no impact on its financial statements.

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

The Company is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely impact net interest income. Conversely, a declining interest rate environment may improve net interest income. However, due to the historically low level of interest rates, the Company may be unable to pass additional declines through to its deposit customers which could have an adverse effect on its net interest income.

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

The results of the simulation model at June 30, 2003, indicate that, if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $618,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates decreased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $301,000 over the next 12 months.

ITEM FOUR

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

ITEM FIVE

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 1, 2003. The matter voted on by shareholders was the election of directors.

1.	ELECTION OF DIRECTORS

The following individuals were nominated and elected by the shareholders to serve as directors until the 2004 election of directors or until their successors are elected and have qualified:

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Frank A. Danner	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Anthony Drabek	Joseph E. Usibelli
Chris N. Knudson

DIRECTOR	FOR	WITHHOLD	NONVOTES	TOTAL SHARES

CASH, LARRY S.	5,244,783	355,719	477,444	6,077,946
COPELAND, MARK G.	5,591,986	8,516	477,444	6,077,946
DANNER, FRANK A.	5,277,921	322,581	477,444	6,077,946
DAVIS, RONALD A.	5,590,359	10,143	477,444	6,077,946
DRABEK, ANTHONY	5,591,817	8,685	477,444	6,077,946
KNUDSON, CHRISTOPHER N.	5,277,467	323,035	477,444	6,077,946
LANGLAND, R. MARC	5,276,736	323,766	477,444	6,077,946
LOWELL, RICHARD L.	5,245,368	355,134	477,444	6,077,946
ROWAN, IRENE SPARKS	5,592,523	7,979	477,444	6,077,946
SWALLING, JOHN C.	5,591,817	8,685	477,444	6,077,946
USIBELLI, JOSEPH E.	5,592,402	8,100	477,444	6,077,946

ITEM SIX

EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

On May 12, 2003, the Company filed an 8-K dated May 8, 2003, enclosing a press release announcing its receipt of $7.8 million from its participation in a pooled trust preferred offering.

On April 18, 2003, the Company filed an 8-K dated April 16, 2003, enclosing a press release announcing its earnings for the first quarter ended March 30, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

August 13, 2003	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

August 13, 2003	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)