Form 10-Q
period 2003-09-30
NORTHRIM BANCORP INC
filed 2003-11-14
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes [X]    No [   ]

The number of shares of the issuer’s Common Stock outstanding at October 24, 2003 was
6,015,708.

PART I - FINANCIAL INFORMATION
ITEM ONE
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM TWO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM THREE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM FOUR CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM SIX EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

NORTHRIM BANCORP, INC.

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets
	- September 30, 2003 (unaudited)	3
	- December 31, 2002	3
	- September 30, 2002 (unaudited)	3
	Consolidated Statements of Income (unaudited)
	- Three and nine months ended September 30, 2003 and 2002	4
	Consolidated Statements of Comprehensive Income (unaudited)
	- Three and nine months ended September 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows (unaudited)
	- Nine months ended September 30, 2003 and 2002	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26

NORTHRIM BANCORP, INC.
PART I - FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2003, 2002 and December 31, 2002

	September 30,	December 31,	September 30,
	2003	2002	2002

	(unaudited)		(unaudited)
	(In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$27,675	$28,078	$31,348
Money market investments	32,222	37,502	59,918
Investment securities held to maturity	1,080	1,281	1,281
Investment securities available for sale	60,276	78,224	78,279
Investment in Federal Home Loan Bank stock	1,526	1,774	1,744
Real estate loans for sale	2,566	7,437	4,782
Portfolio loans	583,233	527,553	511,887
Allowance for loan losses	(9,915)	(8,476)	(8,254)

Net loans	575,884	526,514	508,415
Premises and equipment, net	11,154	10,481	6,408
Accrued interest receivable	3,353	3,192	3,263
Intangible assets	7,094	7,370	7,462
Other assets	15,795	9,833	10,633

Total Assets	$736,059	$704,249	$708,751

LIABILITIES
Deposits:
Demand	$178,850	$151,780	$139,931
Interest-bearing demand	55,980	53,365	51,589
Savings	100,160	104,568	103,754
Money market	144,993	154,232	170,446
Certificates of deposit less than $100,000	68,267	75,053	77,480
Certificates of deposit greater than $100,000	95,921	87,417	90,455

Total deposits	644,171	626,415	633,655

Borrowings	5,646	6,365	5,271
Trust perferred securities	8,000	0	0
Other liabilities	5,744	3,096	3,437

Total Liabilities	663,561	635,876	642,363

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,984,318; 6,094,536 and 6,092,812 shares issued and outstanding at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	5,984	6,095	6,093
Additional paid-in capital	44,747	46,614	46,739
Retained earnings	20,921	14,460	12,425
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	846	1,204	1,131

Total shareholders’ equity	72,498	68,373	66,388

Total Liabilities and Shareholders’ Equity	$736,059	$704,249	$708,751

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,908	$10,660	$32,056	$30,098
Interest on investment securities:
Assets available for sale	635	807	2,078	2,711
Assets held to maturity	33	55	112	173
Interest on money market investments	26	65	87	145

Total Interest Income	11,602	11,587	34,333	33,127
Interest Expense
Interest expense on deposits and borrowings	1,613	2,528	5,125	7,885

Net Interest Income	9,989	9,059	29,208	25,242
Provision for loan losses	1,373	980	2,738	1,855

Net Interest Income After Provision for Loan Losses	8,616	8,079	26,470	23,387
Other Operating Income
Service charges on deposit accounts	460	444	1,384	1,258
Equity in earnings from RML	1,018	502	2,368	1,055
Equity in loss from Elliott Cove	(105)	0	(430)	0
Other income	552	490	1,543	1,328

Total Other Operating Income	1,925	1,436	4,865	3,641
Other Operating Expense
Salaries and other personnel expense	3,726	3,292	10,469	9,511
Occupancy, net	502	513	1,480	1,460
Equipment expense	361	322	1,109	1,068
Marketing expense	312	312	941	934
Intangible asset amortization expense	92	92	276	276
Other operating expense	1,157	1,353	4,239	3,885

Total Other Operating Expense	6,150	5,884	18,514	17,134

Income Before Income Taxes	4,391	3,631	12,821	9,894
Provision for income taxes	1,672	1,404	4,922	3,692

Net Income	$2,719	$2,227	$7,899	$6,202

Earnings Per Share, Basic	$0.46	$0.36	$1.32	$1.01
Earnings Per Share, Diluted	$0.44	$0.35	$1.27	$0.98
Weighted Average Shares Outstanding, Basic	5,962,366	6,122,323	5,986,253	6,177,452
Weighted Average Shares Outstanding, Diluted	6,218,140	6,290,699	6,206,154	6,331,329

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(In Thousands)		(In Thousands)
Net income	$2,719	$2,227	$7,899	$6,202
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(227)	363	(183)	677
Less: reclassification adjustment for gains included in net income	93	34	175	67

Comprehensive Income	$2,399	$2,556	$7,541	$6,813

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended:
	September 30,

	2003	2002

	(unaudited)	(unaudited)
	(In Thousands)
Operating Activities
Net income	$7,899	$6,202
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(292)	(113)
Depreciation and amortization of premises and equipment	915	824
Amortization of software	338	289
Intangible asset amortization	276	276
Deferred tax expense (benefit)	(1,346)	(507)
Deferral of loan fees and costs, net	43	670
Provision for loan losses	2,738	1,855
Equity in earnings from RML	(2,368)	(1,055)
Equity in loss from Elliott Cove	430	0
(Increase) decrease in accrued interest receivable	(161)	207
(Increase) decrease in other assets	(3,944)	(2,566)
Amortization of investment security premium, net of discount accretion	218	114
Increase (decrease) of other liabilities	2,648	(1)

Net Cash Provided by Operating Activities	7,394	6,195

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(37,169)	(74,200)
Held-to-maturity	(71)	(120)
Proceeds from sales / maturities of securities:
Available-for-sale	54,835	70,642
Held-to-maturity	519	1,587
Investments in loans:
Sales of loans and loan participations	142,994	72,983
Loans made, net of repayments	(195,145)	(108,561)
Investment in Elliott Cove	(250)	0
Purchases of premises and equipment	(1,588)	(1,355)

Net Cash Provided (Used) by Investing Activities	(35,875)	(39,024)

Financing Activities
Increase (decrease) in deposits	17,756	83,048
Increase (decrease) in borrowings	(719)	(411)
Loan to Elliott Cove	(375)	0
Net proceeds from issuance of common stock	242	133
Net proceeds from issuance of trust preferred securities	8,000	0
Repurchase of common stock	(2,219)	(431)
Dividends received from RML	1,551	801
Cash dividends paid	(1,438)	(917)

Net Cash Provided (Used) by Financing Activities	22,798	82,223

Net Increase (Decrease) in Cash and Cash Equivalents	(5,683)	49,394
Cash and cash equivalents at beginning of period	65,580	41,872

Cash and cash equivalents at end of period	$59,897	$91,266

Supplemental Information
Income taxes paid	$5,550	$4,175

Interest paid	$5,182	$8,126

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2003 and 2002

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2003, are not necessarily indicative of the results anticipated for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	STOCK REPURCHASE

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through September 30, 2003, at a total cost of $3.1 million, with 13,800 of those shares repurchased in the third quarter of 2003 at a cost of $241,500. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The statement required that trust preferred securities be treated as a liability.

4.	LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2003		December 31, 2002		September 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$219,882	38%	$187,312	35%	$182,151	35%
Construction/development	98,644	17%	82,739	15%	78,005	15%
Commercial real estate	224,767	38%	212,740	40%	203,209	39%
Consumer	42,061	7%	47,415	9%	50,883	10%
Other, net of unearned and discount	(2,121)	0%	(2,653)	0%	(2,361)	0%

Sub total	$583,233		$527,553		$511,887
Real estate loans for sale	2,566	0%	7,437	1%	4,782	1%

Total loans	$585,799	100%	$534,990	100%	$516,669	100%

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Balance at beginning of period	$9,384	$7,545	$8,476	$7,200
Charge-offs:
Commercial	792	207	1,384	764
Construction/development	41	0	109	0
Commercial real estate	18	67	18	67
Consumer	25	49	69	211

Total charge-offs	876	323	1,580	1,042
Recoveries:
Commercial	19	19	207	155
Construction/development	0	0	0	0
Commercial real estate	13	13	39	33
Consumer	2	20	35	53

Total recoveries	34	52	281	241
Provision for loan losses	1,373	980	2,738	1,855

Balance at end of period	$9,915	$8,254	$9,915	$8,254

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2003	December 31, 2002	September 30, 2002

	(Dollars in Thousands)
Nonaccrual loans	$7,043	$4,717	$3,291
Accruing loans past due 90 days or more	2,666	1,019	635
Restructured loans	639	—	1,667

Total nonperforming loans	10,348	5,736	5,593
Real estate owned	99	—	—

Total nonperforming assets	$10,447	$5,736	$5,593

Allowance for loan losses	$9,915	$8,476	$8,254

At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had loans measured for impairment of $15.6 million, $3.1 million, and $4.5 million, respectively. A specific allowance of $1.1 million, $271,000, and $1 million, respectively, was established for these periods. The increase in loans measured for impairment in the third quarter of 2003 resulted in large part from the remaining portion of one relationship being added to loans measured for impairment as well as the inclusion of three larger commercial loans. These loans comprise 67% of the loans measured for impairment.

5.	DEPOSIT ACTIVITIES

The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2003, the Company held $35.1 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and letters of credit issued by the Federal Home Loan Bank (“FHLB”).

6.	EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the third quarter and nine-month period ending September 30, 2003 and 2002:

		Three Months

		2003	2002

		(Dollars in thousands, except per share data)
Net income	As reported	$2,719	$2,227
Less stock-based employee compensation		(57)	(44)

Net income	Pro forma	$2,662	$2,183

Earnings per share, basic	As reported	$0.46	$0.36
	Pro forma	$0.45	$0.36
Earnings per share, diluted	As reported	$0.44	$0.35
	Pro forma	$0.43	$0.35

		Nine Months

		2003	2002

		(Dollars in thousands, except per share data)
Net income	As reported	$7,899	$6,202
Less stock-based employee compensation		(147)	(133)

Net income	Pro forma	$7,752	$6,069

Earnings per share, basic	As reported	$1.32	$1.01
	Pro forma	$1.30	$0.98
Earnings per share, diluted	As reported	$1.27	$0.98
	Pro forma	$1.25	$0.96

The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $4.71, $5.51, and $3.20, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003–expected dividends of $.38 per share, risk-free rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001–expected dividends of $.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000–expected dividends of $.20 per share, risk-fee interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years. In addition, the effective tax rate used to compute the net tax effect of the stock -based compensation for the three and nine month periods ending September 30, 2002, and September 30, 2003, was 40%.

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

OVERVIEW

Northrim BanCorp, Inc. is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 43% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Northrim Capital Trust I (“NCTI”), an entity that we formed in May of this year to facilitate a trust preferred securities offering by the Company. We also hold a 50% equity interest and a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investment Company (“NCIC”). RML was formed in 1998 and has offices throughout Alaska. We are headquartered in Anchorage and have 10 branch locations: seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, including electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization. We opened our first branch, in Fairbanks, in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. This acquisition resulted in us acquiring $114 million in loans, $124 million in deposits and $2 million in fixed assets for a net payout of $5.9 million.

One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 22% share of the commercial bank deposit market in Anchorage and an 8% share of the Fairbanks market as of June 30, 2003.

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

The Company’s total assets and deposits at September 30, 2003, were $736.1 million and $644.2 million, respectively, increases of 5% and 3%, respectively, from December 31, 2002. Total assets and deposits increased 4% and 2%, respectively, from September 30, 2002. Net loans were $575.9 million at September 30, 2003, an increase of 9% from December 31, 2002, and 13% from September 30, 2002.

RESULTS OF OPERATIONS

NET INCOME

Net income for the third quarter ended September 30, 2003, was $2.7 million, or $0.44 per diluted share, an increase in net income of 22%, and a 26% increase in diluted earnings per share as compared to $2.2 million and $0.35 in the same period of 2002. The earnings increase for the three-month period ended September 30, 2003, reflects moderate growth in assets, loans, and deposits along with substantial growth in earnings from the Company’s interest in RML as compared to the three months ended September 30, 2002. The growth in earnings per share was affected by all of these factors as well as the Company’s stock repurchase program under which it has repurchased 189,800 of its shares between September 30, 2002 and September 30, 2003.

Net income for the nine months ended September 30, 2003, was $7.9 million, an increase of $1.7 million, or 27% from the nine months ended September 30, 2002. Diluted earnings per share were $1.27, compared to $0.98 in the same period in 2002. The earnings increase for the nine-month period ended September 30, 2003, reflects moderate growth in assets, loans, and deposits as well as a large growth in earnings from RML as compared to the nine months ended September 30, 2002. The growth in earnings per share was affected by all of these factors as well as the Company’s stock repurchase program under which it has repurchased 189,800 of its shares between September 30, 2002 and September 30, 2003.

NET INTEREST INCOME

Net interest income for the third quarter of 2003 increased $930,000, or 10%, to $10 million from $9.1 million in 2002. The following table compares average balances and rates for the third quarter and nine-month period ending September 30, for 2003 and 2002:

				Third Quarter
	Third Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent

	2003	2002	Change	2003	2002	Change

	(In Thousands)
Loans	$596,018	$519,628	$76,390	7.30%	8.18%	-0.88%
Short-term investments	11,525	16,758	(5,233)	0.89%	1.63%	-0.74%
Long-term investments	65,908	73,699	(7,791)	4.05%	4.62%	-0.57%

Interest-earning assets	673,451	610,085	63,366	6.87%	7.57%	-0.70%

Nonearning assets	52,579	42,293	10,286

Total	$726,030	$652,378	$73,652

Interest-bearing liabilities	$484,623	$445,492	$39,131	1.32%	2.26%	-0.94%
Demand deposits	165,756	138,647	27,109
Other liabilities	3,911	3,253	658
Equity	71,740	64,986	6,754

Total	$726,030	$652,378	$73,652

Net tax equivalent margin on earning assets				5.92%	5.92%	0.00%

	Nine Months			Nine Months
	Average Balances			Average Yields/Costs

	2003	2002	Change	2003	2002	Change

	(In Thousands)
Loans	$561,354	$496,756	$64,598	7.67%	8.15%	-0.48%
Short-term investments	11,047	11,793	(746)	1.04%	1.63%	-0.59%
Long-term investments	71,118	75,450	(4,332)	4.15%	5.15%	-1.00%

Interest-earning assets	643,519	583,999	59,520	7.17%	7.63%	-0.46%

Nonearning assets	49,735	43,437	6,298

Total	$693,254	$627,436	$65,818

Interest-bearing liabilities	$465,893	$431,605	$34,288	1.47%	2.45%	-0.98%
Demand deposits	153,767	129,226	24,541
Other liabilities	3,858	3,396	462
Equity	69,736	63,209	6,527

Total	$693,254	$627,436	$65,818

Net tax equivalent margin on earning assets				6.10%	5.82%	0.28%

Interest-earning assets averaged $673.5 million for the third quarter of 2003, an increase of $63.4 million, or 10%, over the $610.1 million average for the comparable period in 2002. The tax equivalent yield on interest-earning assets averaged 6.87% in 2003, a decrease of 70 basis points from 7.57% for the same period in 2002.

Loans, the largest category of interest-earning assets, increased by $76.4 million, or 15%, to an average of $596 million in the third quarter of 2003 from $519.6 million in the same period of 2002. Commercial loans, real estate term loans, construction loans and real estate loans held for resale increased by $29.2 million, $13.2 million, $23.5 million, and $20.7 million, respectively, on average between the third quarters. Consumer loans declined $10.2 million on average during the same period. The tax equivalent yield on the loan portfolio averaged 7.30% for the third quarter of 2003, a decrease of 88 basis points from 8.18% a year ago due, in part, to a drop in the prime-lending rate of 75 basis points from September 30, 2002, to September 30, 2003. The Company had $176.5 million in loans indexed to the prime-lending rate on September 30, 2003, or 30% of total loans, as compared to $150.8 million, or 29%, on September 30, 2002. The long decline in interest rates has also led to an increase in refinance activity in the Company’s commercial real estate portfolio, which is typically comprised of longer-term loans. Continuing refinance activity as a result of lower rates may put further downward pressure on the Company’s interest margin in the future. However, the Company’s net loan fees amortized in the third quarter ended September 30, 2003, totaled $1.2 million, an increase of 95% from fees of $605,000 in the third quarter ended September 30, 2002, as a result of larger loan volumes and an increase in refinance activity.

Interest-bearing liabilities averaged $484.6 million for the third quarter of 2003, an increase of $39.1 million, or 9%, compared to $445.5 million for the same period in 2002. The average cost of interest-bearing liabilities decreased 94 basis points to 1.32% for the third quarter of 2003 compared to 2.26% for the third quarter of 2002. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions over the last year. The weighted average life of the Company’s certificate of deposits is less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the cost of the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.92% for the third quarter of 2003 and for the same period in 2002. Due to the absolute low level of interest rates, the drop in the cost of the Company’s interest-bearing liabilities had less of an effect on its net interest margin. In addition, 28% of the Company’s earning-assets were funded by non interest-bearing liabilities that were not affected by this decrease in interest rates on interest-bearing liabilities. Thus, despite the fact that the net tax equivalent yield on the Company’s earning-assets declined by less than the cost of its interest-bearing liabilities, the net tax-equivalent margin remained the same in the third quarter of 2003 as compared to the third quarter of 2002.

Net interest income for the first nine months of 2003 increased by $4 million, or 16% from $25.2 million in 2002. The increase was due in large part to a $59.5 million increase in average interest-earning assets between the periods, funded in part by a $34.3 million increase in average interest-bearing liabilities. The net tax equivalent margin for the first nine months of 2003 increased by 28 basis points to 6.10% from 5.82% for the same period in 2002. The average net tax equivalent yield on interest-earning assets decreased by 46 basis points to 7.17% for the first nine months in 2003 from 7.63% in the same nine-month period one year ago. The average cost of interest-bearing liabilities decreased 98 basis points to 1.47% for the first nine months of 2003, from 2.45% for the same nine-month period in 2002.

OTHER OPERATING INCOME

Set forth below is a schedule of the components of and change in Other Operating Income between the third quarters and nine-month periods ending September 30, 2003 and 2002:

	Third Quarter			Nine Months

	2003	%	2002	2003	%	2002

	(Dollars in Thousands)			(Dollars in Thousands)
Deposit service charges	$460	4%	$444	$1,384	10%	$1,258
Loan servicing fees	91	-6%	97	298	17%	254
Merchant & credit card fees	98	-25%	131	285	-9%	313
Electronic banking revenue	118	-22%	152	422	-8%	461
Equity in earnings from RML	1,018	103%	502	2,368	124%	1,055
Equity in loss from Elliott Cove	(105)	0%	0	(430)	0%	0
Security gains (losses)	155	172%	57	292	158%	113
Other	90	70%	53	246	32%	187

Total	$1,925	34%	$1,436	$4,865	34%	$3,641

Total other operating income for the third quarter of 2003 was $1.9 million, an increase of $489,000 from the third quarter of 2002.

The Company’s share of the earnings from RML increased by $516,000 to $1 million during the third quarter of 2003 as compared to $502,000 in the third quarter of 2002, primarily due to increased refinance activity. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in the third quarter of 2003. However, in the latter part of the third quarter, mortgage interest rates began to rise which may have the effect of decreasing refinance activity if that trend continues in the future.

The Company’s share of the loss from Elliott Cove was $105,000 for the third quarter of 2003 and $430,000 for the nine-month period ended September 30, 2003. These losses reflect the start-up costs for Elliott Cove, which began active operations in the fourth quarter of 2002. The Company expects these losses to continue for several years while Elliott Cove builds its assets under management. In July of this year, the Company made a commitment to loan $625,000 to Elliott Cove. The Company started advancing the funds in installments beginning in September 2003, with the final installment due to Elliott Cove on or before February 2004. At the Company’s option, the loan is repayable by June 30, 2006, or convertible so that the Company’s total equity interest in Elliott Cove would increase to 58% as compared to the 43% interest that it currently owns in Elliott Cove. The Company will earn 5% interest on the loan.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the third quarter of 2003 was $1.4 million, compared to $980,000 for the same period one year ago. We increased the provision in 2003 because of loan growth, loss inherent in the portfolio, and an increase in non-performing loans. The allowance for loan losses was $9.9 million, or 1.70% of total portfolio loans outstanding (which excludes $2.6 million of real estate loans for sale), at September 30, 2003, compared to $8.3 million, or 1.61%, of total portfolio loans, at September 30, 2002.

Charge-offs

There was $842,000 in net loan charge-offs during the third quarter of 2003, compared to $271,000 of net charge-offs for the same period in 2002. For the first nine months of 2003 net loan charge-offs were $1.3 million, or 0.31% (annualized) of average loans, compared to net loan charge-offs of $801,000 for the same period in 2002.

Other Operating Expense

The following table breaks out the components of and change in Other Operating Expense between the third quarters and nine-month periods ending September 30, 2003 and 2002:

Total other operating expense for the third quarter of 2003 was $6.2 million, an increase of $266,000 from the same period in 2002.

	Third Quarter			Nine Months

	2003	%	2002	2003	%	2002

	(Dollars in Thousands)			(Dollars in Thousands)
Salaries & benefits	$3,726	13%	$3,292	$10,469	10%	$9,511
Occupancy	502	-2%	513	1,480	1%	1,460
Equipment	361	12%	322	1,109	4%	1,068
Marketing	312	0%	312	941	1%	934
Professional and outside services	138	-61%	353	708	-31%	1,031
Software amortization and maintenance	246	18%	209	719	36%	527
Intangible asset amortization-core deposit	92	0%	92	276	0%	276
Other expense	773	-2%	791	2,812	21%	2,327

Total	$6,150	5%	$5,884	$18,514	8%	$17,134

The major reasons for the changes within this category of expenses were as follows: First, salaries and benefits increased by $434,000, or 13%, due to increases in full time equivalent employees and wage increases over the prior period. Second, professional and outside services decreased by $215,000, due in part, to a refund of legal fees at the conclusion of a legal dispute that were covered by the Company’s insurance and lower consulting expenses. Finally, software amortization on check sorting equipment and maintenance expense increased due to larger and more complex systems.

Income Taxes

The provision for income taxes increased $268,000, or 19%, to $1.7 million in the third quarter of 2003 compared to $1.4 million in the same period in 2002. The effective tax rates for the third quarter of 2003 and 2002 were 38% and 39%, respectively. The provision for income taxes increased $1.2 million, or 33%, to $4.9 million in the first nine months of 2003 compared to $3.7 million in the same period in 2002. The effective tax rates for the first nine months of 2003 and 2002 were 38% and 37%, respectively.

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

Loans are the highest yielding component of earning assets. Average loans were $76.4 million, or 15%, greater in the third quarter of 2003 than in the same period of 2002. Loans comprised 89% of total average earning assets for the third quarter ending September 30, 2003, compared to 85% of total average earning assets for the third quarter ending September 30, 2002. The yield on loans averaged 7.30% for the quarter ended September 30, 2003, compared to 8.18% during the same period in 2002.

Growth in the loan portfolio for the nine-month period ending September 30, 2003, compared to the same period in 2002 was $69.1 million, or 13%. Commercial loans increased $37.7 million, or 21%, commercial real estate loans increased $21.6 million, or 11%, construction loans increased $20.6 million, or 26%, real estate loans for sale loans decreased $2.2 million, or 46%, and consumer loans decreased $8.8 million, or 17%, during the third quarter of 2003 as compared to the same period in 2002. Funding for the growth in loans during the third quarter of 2003 came from a decrease in investments and an increase in non interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At September 30, 2003, these loans totaled $2.6 million compared to $4.8 million on September 30, 2002.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $583.2 million at September 30, 2003, from $527.6 million at December 31, 2002. At September 30, 2003, 55% of the portfolio was scheduled to mature over the next 12 months and 28% was scheduled to mature between October 1, 2004, and September 30, 2008. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2003		December 31, 2002		September 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$219,882	38%	$187,312	35%	$182,151	35%
Construction/development	98,644	17%	82,739	15%	78,005	15%
Commercial real estate	224,767	38%	212,740	40%	203,209	39%
Consumer	42,061	7%	47,415	9%	50,883	10%
Other, net of unearned and discount	(2,121)	0%	(2,653)	0%	(2,361)	0%

Sub total	$583,233		$527,553		$511,887
Real estate loans for sale	2,566	0%	7,437	1%	4,782	1%

Total loans	$585,799	100%	$534,990	100%	$516,669	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2003	December 31, 2002	September 30, 2002

	(Dollars in Thousands)
Nonaccrual loans	$7,043	$4,717	$3,291
Accruing loans past due 90 days or more	2,666	1,019	635
Restructured loans	639	—	1,667

Total nonperforming loans	10,348	5,736	5,593
Real estate owned	99	—	—

Total nonperforming assets	$10,447	$5,736	$5,593

Allowance for loan losses	$9,915	$8,476	$8,254

Nonperforming loans to portfolio loans	1.77%	1.09%	1.09%
Nonperforming assets to total assets	1.42%	0.81%	0.79%
Allowance to portfolio loans	1.70%	1.61%	1.61%
Allowance to nonperforming loans	96%	148%	148%

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

Total nonperforming loans at September 30, 2003, were $10.3 million, or 1.8% of total portfolio loans, an increase of $4.6 million from $5.7 million at December 31, 2002, and an increase of $4.8 million from $5.6 million at September 30, 2002. The increase in nonperforming loans in the third quarter of 2003 resulted in large part from the remaining portion of one relationship being categorized as non-performing and the inclusion of three larger commercial loans in the non-performing category. These loans comprise 59% of the non-performing loan totals.

At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had loans measured for impairment loans of $15.6 million, $3.1 million, and $4.5 million, respectively. A specific allowance of $1.1 million, $271,000, and $1 million, was established for these periods.

Potential Problem Loans: At September 30, 2003, the Company had identified $8.1 million of potential problem loans, as compared to $2.9 million at December 31, 2002, and zero one-year ago. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, but about which there has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $9.9 million, or 1.70% of total portfolio loans outstanding (which excludes $2.6 million of real estate loans for sale), at September 30, 2003, compared to $8.3 million, or 1.61%, of total portfolio loans at September 30, 2002. The Allowance for Loan Losses represented 96% of non-performing loans at September 30, 2003, as compared to 148% of non-performing loans at September 30, 2002. Management believes that at September 30, 2003, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Balance at beginning of period	$9,384	$7,545	$8,476	$7,200
Charge-offs:
Commercial	792	207	1,384	764
Construction/development	41	0	109	0
Commercial real estate	18	67	18	67
Consumer	25	49	69	211

Total charge-offs	876	323	1,580	1,042
Recoveries:
Commercial	19	19	207	155
Construction/development	0	0	0	0
Commercial real estate	13	13	39	33
Consumer	2	20	35	53

Total recoveries	34	52	281	241
Provision for loan losses	1,373	980	2,738	1,855

Balance at end of period	$9,915	$8,254	$9,915	$8,254

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $62.9 million at September 30, 2003, a decrease of $18.4 million, or 23%, from $81.3 million at December 31, 2002, and a decrease of $18.4 million, or 23%, from $81.3 million at September 30, 2002. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2003, December 31, 2002, and September 30, 2002, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2003, $27 million in securities, or 43%, of the investment portfolio were pledged, as compared to $40.7 million, or 50%, at December 31, 2002, and $37.7 million, or 46%, at September 30, 2002.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits increased $17.8 million to $644.2 million at September 30, 2003, up 3% from $626.4 million at December 31, 2002, and up 2% from $633.7 million at September 30, 2002. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2003, the Company had $164.2 million in certificates of deposit, of which $124.5 million, or 76%, are scheduled to mature over the next 12 months compared to $117.2 million, or 72%, at December 31, 2002, and to $138 million, or 82%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	September 30, 2003		December 31, 2002		September 30, 2002

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Remaining maturity:
Three months or less	$62,053	38%	$33,413	21%	$62,372	37%
Over three through six months	25,278	15%	39,768	24%	33,380	20%
Over six through twelve months	37,148	23%	43,987	27%	42,279	25%
Over twelve months	39,709	24%	45,302	28%	29,904	18%

Total	$164,188	100%	$162,470	100%	$167,935	100%

Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2003, the Company held $35.1 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At September 30, 2003, the Company’s maximum borrowing line from the FHLB was approximately $75.1 million with $25 million committed to secure public deposits and $3.4 million in long-term advances, compared to $5 million to secure public deposits and $3.8 million in long-term advances at December 31, 2002. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At September 30, 2003, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $72.5 million at September 30, 2003, compared to $68.4 million at December 31, 2002, an increase of 6%. The Company earned net income of $7.9 million during the nine-month period ending September 30, 2003. However, the Company’s equity was decreased by dividends paid and declared that totaled $1.4 million and the stock repurchase plan outlined below.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2003, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 13, 2003, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and its actual capital ratios that exceed these requirements:

			September 30, 2003	December 31, 2002

		Well-	Actual	Actual
	Minimum	Capitalized	Ratio	Ratio

Tier 1 risk-based capital	4.00%	6.00%	11.31%	10.25%
Total risk-based capital	8.00%	10.00%	12.56%	11.50%
Leverage ratio	4.00%	5.00%	10.09%	8.65%

Stock Repurchase Plan

In September of last year, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase, for cash, up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through September 30, 2003, at a total cost of $3.1 million, with 13,800 of those shares repurchased in the third quarter of 2003 at a cost of $241,500. The Company intends to continue to repurchase its stock from time to time depending upon market conditions.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.

CAPITAL EXPENDITURES AND COMMITMENTS

None.

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

The Company is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely impact net interest income. Conversely, a declining interest rate environment may improve net interest income. However, due to the historically low level of interest rates, the Company may be unable to pass additional declines through to its deposit customers, which could have an adverse effect on its net interest income.

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

The results of the simulation model at September 30, 2003, indicate that, if interest rates increased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $1 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates decreased an immediate 100 basis points, the Company would experience a decrease in net interest income of approximately $100,000 over the next 12 months. Due to the fact that interest rates are at historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had a smaller effect on the Company’s simulated net interest income.

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

PART II — OTHER INFORMATION

ITEM SIX

EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

On July 21, 2003, the Company filed an 8-K dated July 16, 2003, enclosing a press release announcing its earnings for the second quarter ended June 30, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

November 13, 2003	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

November 13, 2003	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)