Form 10-K
period 2003-12-31
NORTHRIM BANCORP INC
filed 2004-03-15
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-33501

Northrim BanCorp, Inc.

(Exact name of registrant as specified in its charter)

Alaska	92-0175752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3111 C Street
Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [   ] No [X]

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2003, was $103,333,186.

The number of shares of registrant’s common stock outstanding at February 26, 2004, was 6,052,669.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 6, 2004, referenced in Part III of this Form 10-K are incorporated by reference therein.

About the Company
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Independent Auditors’ Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Annual Report on Form 10-K
Signatures
EXHIBIT 10.8
EXHIBIT 10.10
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

i

Northrim BanCorp, Inc.

About the Company

Overview

     Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 43% equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company. We also hold a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”). RML was formed in 1998 and has offices throughout Alaska.

     The Company is regulated by the Board of Governors of the Federal Reserve System, and the Bank is regulated by the Federal Deposit Insurance Corporation, and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. We make our Securities Exchange Act reports available free of charge on our Internet web site, www.northrim.com. Our reports can also be obtained through the SEC’s EDGAR database at www.sec.gov.

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

     We grew substantially in 1999, when we completed a public stock offering, in which we raised $18.5 million and acquired eight branches from Bank of America. The Bank of America branch acquisition was completed in June 1999 and increased our outstanding loans by $114 million, our deposits by $124 million, and provided us fixed assets valued at $2 million, for a purchase price of $5.9 million, in addition to the net book value of the loans and fixed assets. The stock offering allowed us to achieve the Bank of America acquisition while remaining well-capitalized under bank regulatory guidelines.

     In January 2002, we moved our Eagle River Branch from a supermarket branch into a full-service branch to provide a higher level of service to the growing Eagle River market. In December 2002, we completed construction of our Wasilla Financial Center and moved from our existing supermarket branch and loan production office. We moved from our supermarket branch in west Anchorage into a freestanding facility in February 2003. In addition, we plan to explore other branching opportunities in our major markets in the future.

     We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $646.2 million in total deposits and $738.6 million in total assets at December 31, 2003. Through our 10 branches, we are accessible by approximately 75% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, three smaller branches and two supermarket branches.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. We are currently analyzing additional market opportunities in this area.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

New Core Software System

     In 2000, we selected a new software system to process our loan, deposit and general ledger accounts. We converted to the new system in the second quarter of 2001. This system, which utilizes an Oracle database and real-time customer transaction posting, initiates the process of modernizing our backroom processing. In 2002, we took additional steps by adding an item imaging system and upgrading our Internet banking capabilities. As a result, we moved item processing back in-house as it had been out-sourced due to the rapid expansion that followed the Bank of America branch purchase. We also revamped our customers’ statements and began providing statements with imaged items in January 2003. In 2004, we plan to add document imaging to this system to allow us to electronically store our records and documents. These initiatives are being pursued to improve service levels to customers and achieve operational efficiencies.

Elliott Cove Capital Management LLC

     In the fourth quarter of 2002, we made an initial investment of $375,000 in Elliott Cove through our wholly-owned subsidiary, NISC. In 2003, we made additional investments in Elliott Cove through NISC totaling $375,000. In addition to the equity investments, we made a loan to Elliott Cove that totaled $125,000 at December 31, 2002. In July of 2003, we made a commitment to loan $625,000 to Elliott Cove. The balance outstanding on this commitment at December 31, 2003, was $475,000. The loan is convertible to equity in Elliott Cove and the Company intends to make this conversion in 2004. Finally, in February of 2004, we made a commitment to loan Elliott Cove $500,000 in the form of a one year revolving line of credit.

     During the first quarter of 2003, 10 Northrim Bank employees completed training and earned their series 65 securities licenses and became Registered Investment Advisors (“RIA”). In the second quarter of 2003, we began to offer Elliott Cove investment products to our customers through the sales efforts of the RIAs. We hope to use the Elliott Cove products to diversify our product offerings in an effort to strengthen our existing customer relationships and bring new customers into the Bank. However, we expect to incur losses on the Elliott Cove investment for several years as Elliott Cove builds its assets under management.

Business Strategies

     In addition to our acquisition strategy, we are pursuing a strategy of aggressive internal growth. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We are a major land development and residential construction lender and an active lender in the commercial real estate market. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships.

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the company and developed a comprehensive approach to sales. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

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

Several of our innovative deposit services and products are:

•	An indexed money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier non-cash deposits from our customers to their branch.

Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See “ – Lending Activities.”

Other Customer Services: In addition to our deposit and lending services, we offer our customers several 24-hour services: Telebanking, faxed account statements, Internet banking for individuals and businesses, and automated teller services. Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9 a.m. to 6 p.m. for the lobby, and 8 a.m. to 7 p.m. for the drive-up, and Saturday 10 a.m. to 3 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, cash management programs to meet the specialized needs of business customers, and courier agents who pick up non-cash deposits from business customers.

Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 62	Chairman, President, & CEO of the Company and the Bank, and Director, Alaska Air Group

*Christopher N. Knudson, 50	Executive Vice President and Chief Operating Officer of the Company and the Bank

Victor P. Mollozzi, 54	Senior Vice President, Senior Credit Officer of the Bank

Joseph M. Schierhorn, 46	Senior Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 52	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), Inc.

Mark G. Copeland, 61	Owner and sole member of Strategic Analysis LLC, a management consulting firm

Frank A. Danner, 70	Former President and CEO, Far North Fishermen, Inc. (a commercial fishing enterprise)

Ronald A. Davis, 71	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)

Anthony Drabek, 56	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation) since 1989; Chairman and President, Koncor Forest Products Company; Secretary/Director, Atikon Forest Products Company

Richard L. Lowell, 63	President, Ribelin Lowell & Company (insurance brokerage firm)

Irene Sparks Rowan, 62	Former Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries

John C. Swalling, 54	President, Swalling & Associates PC (accounting firm)

Joseph E. Usibelli, 65	Chairman, Usibelli Coal Mine

Selected Financial Data

	2003	2002	2001	2000	1999
	(In Thousands Except Per Share Data)
Net interest income	$39,267	$34,670	$31,349	$28,279	$23,947
Provision for loan losses	3,567	3,095	2,300	1,284	561
Other operating income	6,089	5,199	4,766	3,426	2,487
Other operating expense	24,728	23,061	22,569	21,304	18,365

Income before income taxes	17,061	13,713	11,246	9,117	7,508
Income taxes	6,516	5,171	4,138	3,284	2,722

Net income	$10,545	$8,542	$7,108	$5,833	$4,786

Earnings per share:
Basic	$1.76	$1.40	$1.17	$0.97	$0.91
Diluted	1.69	1.35	1.13	0.95	0.88
Cash dividends per share	0.33	0.20	0.20	0.20	0.20
Assets	$738,569	$704,249	$620,518	$547,496	$503,827
Loans	601,119	534,990	482,562	413,445	395,274
Deposits	646,197	626,415	550,607	484,918	443,817
Long-term debt	3,374	3,774	1,500	1,500	1,500
Trust preferred securities	8,000	—	—	—	—
Shareholders’ equity	75,285	68,373	60,791	54,299	48,436
Book value	$12.44	$11.22	$9.95	$8.90	$8.10
Tangible book value	$11.29	$10.01	$8.69	$7.48	$6.53
Net interest margin (tax equivalent)	6.04%	5.82%	5.88%	5.82%	6.10%
Efficiency ratio (cash)	53.71%	56.92%	60.19%	64.57%	67.70%
Return on assets	1.50%	1.33%	1.23%	1.10%	1.10%
Return on equity	14.89%	13.32%	12.34%	11.44%	11.90%
Equity/assets	10.19%	9.71%	9.80%	9.92%	9.61%
Dividend payout ratio	19.04%	14.29%	17.09%	20.62%	21.98%
Non-performing loans/loans	1.71%	1.07%	0.74%	0.86%	0.28%
Net charge-offs/average loans	0.33%	0.36%	0.29%	0.28%	0.05%
Allowance for loan losses/loans	1.69%	1.58%	1.49%	1.50%	1.54%
Non-performing assets/assets	1.40%	0.81%	0.58%	0.65%	0.27%
Number of banking offices	10	10	10	10	10
Number of employees (FTE)	268	246	234	223	235

Management’s Discussion and Analysis of Financial Condition and
Results of Operation

Overview

     We are a publicly traded bank holding company with three wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in Elliott Cove, an investment advisory services company; and NCT1, an entity formed to facilitate a trust preferred securities offering. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River, and Wasilla. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.

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

     One of our major objectives is to increase our market share in Anchorage and Fairbanks, Alaska’s two largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage and a 7% share of the Fairbanks market as of June 30, 2003.

     Our growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 40% of the Alaska economy is generated from the oil industry, and about 75% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

     During the second quarter of 1999, we sold 1,842,900 shares of our common stock in an underwritten common stock offering that generated $18.5 million in net proceeds. We used the proceeds to purchase the Bank of America branches and to provide capital for additional growth.

     At December 31, 2003, we had assets of $738.6 million and gross loans of $601.1 million, an increase of 5% and 12%, respectively, over the previous year. Our net income and diluted earnings per share for 2003 were $10.5 million and $1.69, respectively; an increase of 23% and 25%, respectively, from 2002. During the same time, our net interest income increased by $4.6 million, or 13%, and our other operating income grew by $890,000, or 17%. The growth in our income was coupled with smaller growth in our other operating expenses of $1.7 million, or 7%, which contributed to the larger increase in our net income and earnings per share.

Results of Operations

Net Income

     We earned net income of $10.5 million in 2003, compared to net income of $8.5 million in 2002, and $7.1 million in 2001. Net income per diluted share was $1.69, $1.35, and $1.13, respectively.

Net Interest Income

     Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate, and other sources. Our operating expenses consist primarily of compensation, employee benefits expense, and occupancy expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

     Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income in 2003 was $39.3 million compared to $34.7 million in 2002, and $31.3 million in 2001, reflecting an increase in our interest-earning assets. Average interest-earning assets increased $53.8 million, or 9%, in 2003 compared to an increase in average interest-bearing liabilities in 2003 of $28.2 million, or 6%. Average interest-earning assets increased $61.4 million, or 11%, in 2002 compared to an increase in average interest-bearing liabilities in 2002 of $32.9 million, or 8%.

     Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2003, 2002, and 2001, average interest-earning assets were $653.5 million, $599.7 million and $538.3 million, respectively. During these same periods, net interest margins were 6.01%, 5.78% and 5.82%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning assets was 7.03% in 2003, 7.48% in 2002, and 8.93% in 2001, while the average cost of interest-bearing liabilities was 1.42% in 2003, 2.30% in 2002, and 4.10% in 2001.

     Our net interest margin increased in 2003 from 2002 for several reasons. First, interest rates declined to historically low levels with the rates on interest bearing liabilities declining by 88 basis points versus a 45 basis point decline in earning assets. Second, fee income increased in 2003 to $5.1 million versus $3.8 million in 2002. Finally, we received the benefit of pre-payment penalties as several long-term real estate loans were refinanced that had early pre-payment penalties. The total amount of pre-payment penalties earned in 2003 was $477,000, which increased our net interest margin by seven basis points based upon average interest-earning assets of $653.5 million.

     The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented.

Years ended December 31,	2003			2002			2001
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate
	(In Thousands)
Assets:
Loans(2)	$569,532	$42,945	7.54%	$505,706	$40,835	8.07%	$453,306	$43,380	9.57%
Securities	69,972	2,867	4.10%	76,899	3,730	4.85%	69,116	4,090	5.92%
Overnight investments	13,987	136	0.97%	17,121	269	1.57%	15,866	626	3.95%

Total interest-earning assets	653,491	45,948	7.03%	599,726	44,834	7.48%	538,288	48,096	8.93%
Noninterest-earning assets	51,194			44,660			41,798

Total assets	$704,685			$644,386			$580,086

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$52,955	$205	0.39%	$49,198	$353	0.72%	$45,334	$844	1.86%
Money market accounts	134,582	1,293	0.96%	131,227	2,063	1.57%	132,950	4,574	3.44%
Savings accounts	104,158	1,182	1.13%	82,061	1,514	1.84%	34,731	868	2.50%
Certificates of deposit	164,847	3,523	2.14%	172,531	6,021	3.49%	190,693	10,243	5.37%

Total interest-bearing deposits	456,542	6,203	1.36%	435,017	9,951	2.29%	403,708	16,529	4.09%
Borrowings	13,235	478	3.61%	6,513	213	3.27%	4,919	218	4.43%

Total interest-bearing liabilities	469,777	6,681	1.42%	441,530	10,164	2.30%	408,627	16,747	4.10%
Demand deposits and other noninterest-bearing liabilities	164,091			138,742			113,713

Total liabilities	633,868			580,272			522,340
Shareholders’ equity	70,817			64,114			57,746

Total liabilities and shareholders’ equity	$704,685			$644,386			$580,086

Net interest income		$39,267			$34,670			$31,349

Net interest margin(3)			6.01%			5.78%			5.82%

(1)	Interest income included loan fees.

(2)	Nonaccrual loans are included with a zero effective yield.

(3)	The net interest margin on a tax equivalent basis was 6.04%, 5.82%, 5.88%, 5.82%, and 6.10% , respectively, for 2003, 2002, 2001, 2000, and 1999.

     The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2003 compared to 2002			2002 compared to 2001
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest Income:
Loans	$4,930	($2,820)	$2,110	$4,682	($7,227)	($2,545)
Securities	(317)	(546)	(863)	429	(789)	(360)
Overnight investments	(43)	(90)	(133)	46	(403)	(357)

Total interest income	$4,570	($3,456)	$1,114	$5,157	($8,419)	($3,262)

Interest Expense:
Deposits:
Interest-bearing demand accounts	$25	($173)	($148)	$66	($557)	($491)
Money market accounts	52	(822)	(770)	(58)	(2,453)	(2,511)
Savings accounts	343	(675)	(332)	923	(277)	646
Certificates of deposit	(258)	(2,240)	(2,498)	(903)	(3,319)	(4,222)

Total interest on deposits	162	(3,910)	(3,748)	27	(6,606)	(6,578)
Borrowings	241	24	265	61	(66)	(5)

Total interest expense	$403	($3,886)	($3,483)	$89	($6,672)	($6,583)

Other Operating Income

     Total other income increased $890,000, or 17%, in 2003, after increasing $433,000, or 9%, in 2002, and $1.3 million, or 39%, in 2001. The following table separates the more routine (recurring) sources of other income from those that can fluctuate significantly from period to period:

Years ended December 31,	2003	2002	2001	2000	1999
	(In Thousands)
Other Operating Income
Deposit service charges	$1,805	$1,687	$1,606	$1,801	$1,540
Loan service fees	416	350	467	318	233
Merchant credit card transaction fees	363	423	400	296	267
Electronic banking fees	563	654	652	502	—
Other transaction fees	247	283	324	317	225
Equity in earnings from RML	2,785	1,917	1,208	98	175
Equity in loss from Elliott Cove	(554)	(239)	—	—	—
Other income	109	11	24	27	10

Recurring sources	5,734	5,086	4,681	3,359	2,450
Gains on sale of SBA loans	—	—	—	56	—
Gain (loss) on sale of securities	310	113	47	(3)	17
Gain on sale of ORE	45	—	38	14	20

Other sources	355	113	85	67	37

Total other operating income	$6,089	$5,199	$4,766	$3,426	$2,487

     The recurring sources of operating income in 2003 increased $648,000, or 13%. In 2002, this income increased $405,000, or 9%, and in 2001, it increased $1.3 million, or 39%. Deposit service charges and loan service fees increased in 2003 from 2002, due to enhanced methods to collect business analysis fees and loan late fees. Merchant credit card fees decreased due to a shared revenue contract with the vendor, which in turn reduced our risk in this area. Electronic banking fees decreased due to changes in how customers are using debit cards resulting in lower fees. Finally, we recorded $2.8 million of income as our share of the earnings from RML as compared to $1.9 million in 2002, and a $554,000 loss from our share of the loss of Elliott Cove compared to a loss of $239,000 in 2002.

     Included in recurring sources of other operating income in 2003, 2002, and 2001 are $2.8 million, $1.9 million, and $1.2 million, respectively, of income from our share of the earnings from RML. Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2003, 2002, and 2001, declining mortgage interest rates generated a major increase in the demand for mortgage loans by consumers both for the refinance of existing loans and the purchase of new homes. Mortgage rates began to increase in the third quarter of 2003 from the historic lows reached in the second quarter. As a result, the refinance activity in the mortgage industry began to decrease in the latter part of 2003. If this trend of increasing long-term mortgage rates continues, our share of the earnings from RML could decline in 2004.

     Our share of the loss from Elliott Cove increased to $554,000 in 2003, as compared to a loss of $239,000 in 2002. Elliott Cove began operations in 2002 and developed a model to sell its products through RIAs at community banks. Elliott Cove earns revenue by charging fees to its customers based upon a percentage of assets that it manages for them. The major expenses for the company are for personnel, other overhead expenses, and the commissions that it pays to community banks that use RIAs to sell its products. We started actively selling its investment products through our RIAs in the second quarter of 2003 after 10 of our employees obtained their Series 65 security license and became certified as RIAs. We expect that Elliott Cove will continue to incur losses as it continues to build its assets under management.

     The other sources of other operating income increased $242,000 in 2003, or 214%. In 2002, this income increased $28,000, or 33%; and in 2001, it increased $18,000, or 27%. Security gains of $310,000 were recorded in 2003, $113,000 of gains were recorded in 2002, and $47,000 were recorded in 2001. We also recorded a gain on the sale of other real estate owned of $45,000 in 2003, and $38,000 in 2001.

Expenses

Provision for Loan Losses: The provision for loan losses in 2003 was $3.6 million, compared to $3.1 million in 2002 and $2.3 million in 2001. We increased the provision in 2003, 2002, and 2001 because of loan growth, loss inherent in the portfolio, and increases in charge-offs and non-performing loans. The allowance for loan losses was $10.2 million, or 1.69% of total loans, at December 31, 2003, $8.5 million, or 1.58% of total loans, at December 31, 2002, and $7.2 million, or 1.49% of total loans, at December 31, 2001.

Charge-Offs: Net loan charge-offs were $1.9 million, or 0.33% of average loans, in 2003, $1.8 million, or 0.36% of average loans, in 2002, and $1.3 million, or 0.29% of average loans, in 2001.

Other Operating Expense: Other operating expense increased $1.7 million, or 7%, in 2003, $492,000, or 2%, in 2002, and $1.3 million, or 6%, in 2001. The following table breaks out the other operating expense categories:

Years ended December 31,	2003	2002	2001	2000	1999
	(In Thousands)
Other Operating Expense
Salaries and other personnel expense	$14,180	$13,023	$12,135	$11,165	$9,889
Other expenses	3,978	3,585	3,313	3,364	2,579
Consulting expense	144	78	104	50	270
Intangible asset amortization	368	368	832	832	460
Occupancy, net	2,000	2,040	1,963	1,840	1,728
Equipment, net	1,504	1,405	1,508	1,497	1,222
Marketing	1,205	1,136	1,153	1,034	1,013
Legal expense	193	197	302	184	113
Loan collection and ORE costs	161	68	49	124	127
Cash handling costs	230	269	327	460	220
Supply expense	314	492	443	462	500
Software amortization	451	400	440	292	244

Total other operating expense	$24,728	$23,061	$22,569	$21,304	$18,365

     Salaries and other personnel expense, occupancy expense and equipment costs, in the aggregate, increased $1.2 million, or 7%, in 2003, $862,000, or 6%, in 2002, and $1.1 million, or 8%, in 2001, reflecting increases for the provision of services in our new branch locations in Wasilla, Eagle River, and West Anchorage. In addition, the costs of amortizing the intangible asset, created as a result of the branch purchase, did not commence until mid-1999. Intangible amortization expense was $368,000 in 2003, 2002, and 2001. In 2002, amortization expense decreased by $464,000 because of the effect of a change in the accounting treatment of goodwill and intangible assets. As a result of the requirements of SFAS No. 142, we no longer amortize goodwill. However, the Company will continue to amortize the core deposit intangible.

     Other expenses increased $393,000, or 11%, in 2003, and they increased $272,000, or 8%, in 2002. The main reasons for the change in 2003 were increases of $85,000, $149,000, and $130,000 in operational charge-offs, software maintenance costs, and education. We had two robberies, several check fraud schemes, and a large merchant services loss that caused the major portion of the increase in operational charge-offs. We had higher software maintenance costs in 2003 due to larger software purchases made mainly in 2002 as we moved our check processing system back in-house, as it was outsourced after the Bank of America branch purchase in 1999. Finally, we had higher education costs in 2003 as we adopted a focused sales program throughout our organization. We expect to incur ongoing costs for continuing sales education but not at the elevated levels of 2003.

     Consulting expenses increased $66,000, or 85%, in 2003, and they decreased $26,000, or 25%, in 2002. These costs increased in 2003 due to consulting expenses associated with the review and enhancement of our information processing and employee benefit systems.

     Legal costs decreased $4,000, or 2%, in 2003, decreased $105,000 or 35%, in 2002, and increased $118,000, or 64%, in 2001. The increase in 2001 was associated in part with litigation issues that were settled favorably for the Company and in part because of legal fees and expenses incurred in connection with our holding company reorganization, which we completed on December 31, 2001.

     Loan collection and ORE costs increased $93,000, or 137%, in 2003, increased $19,000, or 39%, in 2002, and decreased $75,000, or 60%, in 2001. These costs represent the out-of-pocket expense we incurred to liquidate problem assets and manage repossessed property resulting from the collection process. In 2003, these costs increased as we had higher costs associated with the repossession and sale of a property. In contrast, in 2002, we actually had cost recoveries in several of these areas.

     Cash handling costs decreased $39,000, or 15%, in 2003, decreased $58,000, or 18%, in 2002, and decreased $133,000, or 29%, in 2001. These costs decreased over the years as we have renegotiated our contract with our vendor and brought more of these services back in-house as opposed to having them performed by an independent contractor.

     Supply expense decreased by $178,000, or 36%, in 2003, and increased by $49,000, or 11%, in 2002. The main reason for the decreased supply costs in 2003 was a change in vendors coupled with a program that brought the inventory system for a number of our forms in-house.

Income Taxes: The provision for income taxes increased $1.3 million, or 26%, to $6.5 million in 2003, increased $1 million, or 25%, to $5.2 million in 2002, and increased $854,000, or 26%, to $4.1 million in 2001. The effective tax rate for 2003 was 38%, compared to 38% in 2002, and 37% in 2001. The increase in the effective tax rate is due to the Company’s taxable income in excess of $10 million being taxed at a higher rate and the proportion of tax-exempt income to total income declined as the Company grew.

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

     Loans are the highest yielding component of earning assets. Average loans were $63.8 million, or 13% greater in 2003 than in 2002. Average loans were $52.4 million, or 12% greater in 2002 than in 2001. Loans comprised 87% of total earning assets on average in 2003, and 84% in 2002 and 2001. The yield on loans averaged 7.54% in 2003, 8.07% in 2002, and 9.57% in 2001.

     Growth in the loan portfolio during 2003 was $66.1 million, or 12%. Commercial loans increased $33.5 million, or 18%, commercial real estate loans increased $26.8 million, or 13%, and construction loans increased $19.6 million, or 24%, in 2003. Real estate loans for sale decreased $6 million, or 81%, and installment and consumer loans decreased $7.6 million, or 16%. Funding for the growth in loans in 2003 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

     We began a program in 1998 of purchasing single family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At December 31, 2003, these loans totaled $1.4 million compared to $7.4 million on December 31, 2002.

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. We did not have any real estate owned at December 31, 2003. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2003	2002	2001	2000	1999
	(In Thousands)
Nonperforming loans
Nonaccrual loans	$7,426	$4,717	$2,615	$2,425	$876
Accruing loans past due 90 days or more	2,283	1,019	965	1,101	154
Restructured loans	597	—	—	48	58

Total nonperforming loans	10,306	5,736	3,580	3,574	1,088
Real estate owned	—	—	—	—	263

Total nonperforming assets	$10,306	$5,736	$3,580	$3,574	$1,351

Allowance for loan losses to period-end loans	1.69%	1.58%	1.49%	1.50%	1.54%
Allowance for loan losses to nonperforming loans	99%	148%	201%	174%	560%
Nonperforming loans to period-end loans	1.71%	1.07%	0.74%	0.86%	0.28%
Nonperforming assets to total assets	1.40%	0.81%	0.58%	0.65%	0.27%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due and place them on nonaccrual status. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $690,000, $480,000, and $270,000, in 2003, 2002, and 2001, respectively.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected.

Total nonperforming loans at December 31, 2003, were $10.3 million, or 1.71% of total loans, an increase of $4.6 million from $5.7 million at December 31, 2002, and an increase of $6.7 million from $3.6 million at December 31, 2001. The increase in nonperforming loans in 2003, as compared to 2002, resulted in large part from one commercial loan being categorized as non-performing and the remaining portion of two other commercial relationships being categorized as non-performing. These loans comprise 61% of the non-performing loan totals.

Potential Problem Loans: At December 31, 2003, management had identified no potential problem loans. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed serious doubts as to the borrower’s ability to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for inherent loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Management believes that at December 31, 2003, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing and expected economic conditions.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table shows the allocation of the allowance for loan losses at December 31, 2003, 2002, 2001, 2000, and 1999:

December 31,	2003		2002		2001		2000		1999
		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars In Thousands)
Commercial	$5,610	37%	$4,285	35%	$4,086	34%	$3,556	33%	$2,644	32%
Construction	282	17%	1,327	15%	336	14%	571	14%	57	17%
Real estate term	413	40%	275	40%	410	37%	389	39%	537	37%
Loans for sale	—	0%	—	1%	—	4%	—	0%	—	1%
Consumer	3	6%	22	9%	5	11%	5	14%	14	13%
Unallocated	3,878		2,567		2,363		1,687		2,839

Total	$10,186	100%	$8,476	100%	$7,200	100%	$6,208	100%	$6,091	100%

(1) Represents percentage of this category of loans to total loans.

     The following table sets forth for the periods indicted information regarding changes in our allowance for loan losses:

December 31,	2003	2002	2001	2000	1999
	(In Thousands)
Balance at beginning of period	$8,476	$7,200	$6,208	$6,091	$4,819
Charge-offs:
Commercial loans	(2,067)	(1,791)	(687)	(1,322)	(561)
Real estate loans	(127)	(67)	(748)	—	—
Consumer loans	(91)	(257)	(118)	(82)	(43)

Total charge-offs	(2,285)	(2,115)	(1,553)	(1,404)	(604)

Recoveries:
Commercial loans	279	168	234	229	435
Real estate loans	111	48	—	2	—
Consumer loans	38	80	11	6	7

Total recoveries	428	296	245	237	442

Allowance established for loans acquired with purchased branches					873
Provision for loan losses	3,567	3,095	2,300	1,284	561

Balance at end of period	$10,186	$8,476	$7,200	$6,208	$6,091

Ratio of net charge-offs to average loans outstanding during the period	0.33%	0.36%	0.29%	0.28%	0.05%

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor.

     Generally, we are permitted to make loans to one borrower of up to 15% of our unimpaired capital and surplus. Our loan-to-one-borrower limitation was $12.5 million at December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses.”

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

Loans Receivable: Loans receivable increased to $601.1 million at December 31, 2003, compared to $535 million and $482.6 million at December 31, 2002 and 2001, respectively. At December 31, 2003, 65% of the portfolio was scheduled to mature or reprice in 2004 with 33% scheduled to mature or reprice between 2005 and 2008. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized.”

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Commercial	$220,774	36.73%	$187,312	35.01%	$166,845	34.57%	$138,047	33.39%	$126,182	31.92%
Real estate loans:
Construction	102,311	17.02%	82,739	15.47%	68,952	14.29%	58,042	14.04%	68,343	17.29%
Real estate term	239,545	39.85%	212,740	39.77%	177,493	36.78%	162,226	39.24%	145,340	36.77%
Real estate loans for sale	1,395	0.23%	7,437	1.39%	19,496	4.04%	130	0.03%	4,283	1.08%
Consumer loans	39,796	6.62%	47,415	8.86%	52,236	10.82%	57,397	13.88%	53,975	13.66%

Total	603,821	100.45%	537,643	100.50%	485,022	100.51%	415,842	100.58%	398,123	100.72%
Less:
Unearned purchase discount	(44)	-0.01%	(44)	-0.01%	(271)	-0.06%	(586)	-0.14%	(1,037)	-0.26%
Unearned loan fees net of origination costs	(2,658)	-0.44%	(2,609)	-0.49%	(2,189)	-0.45%	(1,811)	-0.44%	(1,812)	-0.46%

Net loans	$601,119	100.00%	$534,990	100.00%	$482,562	100.00%	$413,445	100.00%	$395,274	100.00%

The following table presents at December 31, 2003, the aggregate maturities of our commercial and real estate construction loans:

	Maturing
	Within	1-5	After 5
	1 Year	Years	Years	Total
	(In Thousands)
Commercial	$102,897	$69,551	$48,326	$220,774
Real estate construction	100,800	1,511	—	102,311

Total	$203,697	$71,062	$48,326	$323,085

Fixed-rate loans	$92,051	$35,969	$11,221	$139,241
Variable rate loans	111,646	35,093	37,105	183,844

Total	$203,697	$71,062	$48,326	$323,085

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 37% of our total loans outstanding as of December 31, 2003. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

Construction Loans:

Land Development: We are a major land development and residential construction lender. At December 31, 2003, we had $41.6 million of residential subdivision land development loans outstanding, or 7% of total loans.

One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2003. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2003, we had $54.5 million of one-to-four-family residential and condominium construction loans, or 9% of total loans. Of the homes under construction at December 31, 2003, for which these loans had been made, 55% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

Real Estate Loans for Sale: In 1998, our wholly-owned subsidiary, NCIC, purchased a 30% profits and losses interest, of RML, a mortgage company with offices throughout Alaska, in order for us to obtain a presence in the residential mortgage market. When originating residential mortgage loans, RML obtains a firm commitment from long-term investors to buy the loans at a specified interest rate and under other specified terms. We buy loans originated by RML and generally hold these loans for less than 45 days before they are purchased by the long-term investor. At December 31, 2003, we held $1.4 million of RML-originated loans, which was less than 1% of our total loans at that date. RML has warehouse lines of credit in place that are independent of the Company with which it finances the majority of its loan production.

Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2003, our commercial real estate loans were $239.5 million, or 40%, of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 25% of these loans originated by Northrim resets every three years based on the spread over an index rate, normally the three-year Treasury rate.

     We often sell all or a portion of our commercial real estate loans to two State of Alaska entities that were established to provide long-term financing in the State, Alaska Industrial Development and Export Authority (“AIDEA”), and the Alaska Housing Finance Corporation (“AHFC”). We often sell up to a 90% loan participation to AIDEA. AIDEA’s portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending. We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.

Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.

Off-Balance Sheet Arrangements—Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 18 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2003. See also “Liquidity and Capital Resources.”

Investments and Investment Activities

General: Our investment portfolio consists primarily of U.S. Treasury and government agency securities, mortgage-backed securities, and municipal securities. Investment securities totaled $73.2 million at December 31, 2003, a decrease of $8.1 million, or 10%, from year-end 2002. The average maturity of the investment portfolio was 3.6 years at December 31, 2003.

     Investment securities designated as available for sale comprised 97% of the portfolio and would be available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2003, $16.8 million in securities were pledged for deposits.

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

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
	Cost	Value
	(In Thousands)
Securities Available for Sale:
December 31, 2003:
U.S. Treasury	$498	$500
U.S. Agency	68,742	69,797
Mortgage-backed Securities	418	420

Total	$69,658	$70,717

December 31, 2002:
U.S. Treasury	$3,501	$3,567
U.S. Agency	72,086	74,058
Mortgage-backed Securities	593	599

Total	$76,180	$78,224

December 31, 2001:
U.S. Treasury	$502	$497
U.S. Agency	70,946	71,830
Mortgage-backed Securities	1,784	1,784

Total	$73,232	$74,111

Securities Held to Maturity:
December 31, 2003:
Municipal securities	$945	$1,011

Total	$945	$1,011

December 31, 2002:
Municipal securities	$1,281	$1,351

Total	$1,281	$1,351

December 31, 2001:
Municipal securities	$1,832	$1,869

Total	$1,832	$1,869

For the periods ending December 31, 2003, 2002, and 2001, we held FHLB stock with a book value approximately equal to its market value in the amounts of $1.5 million, $1.8 million, and $2.7 million, respectively.

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio at December 31, 2003:

	Maturing
	Less than	One to five	Five to 10	Due after 10
	one year	years	years	years	Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury
Balance	$—	$500	$—	$—	$500
Weighted Average Yield	0.00%	1.82%	0.00%	0.00%	1.82%
U.S. Agency
Balance	$3,181	$60,576	$6,040	$—	$69,797
Weighted Average Yield	2.87%	4.07%	4.63%	0.00%	4.07%
Mortgage-Backed Securities
Balance	$—	$—	$—	$420	$420
Weighted Average Yield	0.00%	0.00%	0.00%	4.45%	4.45%
Total
Balance	$3,181	$61,076	$6,040	$420	$70,717
Weighted Average Yield	2.87%	4.06%	4.63%	4.45%	4.05%
Securities Held to Maturity:
Municipal Securities
Balance	$227	$292	$352	$140	$1,011
Weighted Average Yield	4.73%	3.97%	4.59%	5.12%	4.52%

At December 31, 2003, we held no securities of any single issuer (other than U.S. Treasuries and governmental agencies) that exceed 10% of our shareholders’ equity.

Recorded and Market Values: The following table summarizes the recorded and market values of our investment portfolio by contractual maturity groups at December 31, 2003:

	At December 31, 2003
	Recorded	Market
	Value	Value
	(In Thousands)
Amount Maturing
< 1 yr	$3,401	$3,408
> 1 yr < 5 yrs	61,351	61,368
> 5 yrs < 10 yrs	6,360	6,392
> 10 yrs	550	560

Total	$71,662	$71,728

At December 31, 2003, we held no securities of any single issuer (other than U.S. Treasuries and governmental agencies) that exceed 10% of our shareholders’ equity.

Liabilities

Deposits

General: Deposits are our primary source of new funds. Total deposits increased 3% to $646.2 million at December 31, 2003, compared with $626.4 million at December 31, 2002, and $550.6 million at December 31, 2001. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2003		2002		2001		2000		1999
	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid
	(Dollars in Thousands)
Interest-bearing demand accounts	$52,955	0.39%	$49,198	0.72%	$45,334	1.86%	$41,828	2.85%	$31,967	2.30%
Money market accounts	134,582	0.96%	131,227	1.57%	132,950	3.44%	114,928	5.41%	82,191	4.32%
Savings accounts	104,158	1.13%	82,061	1.84%	34,731	2.50%	30,996	3.39%	26,878	2.89%
Certificates of deposits	164,847	2.14%	172,531	3.50%	190,693	5.37%	186,501	5.87%	161,255	5.19%

Total interest-bearing accounts	456,542	1.36%	435,017	2.29%	403,708	4.09%	374,253	5.18%	302,291	4.44%
Noninterest-bearing demand accounts	159,858		135,181		109,748		98,559		82,406

Total average deposits	$616,400		$570,198		$513,456		$472,812		$384,697

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2003, we had $163 million in certificates of deposit, of which $126 million, or 77%, are scheduled to mature in 2004. The following table sets forth the amounts and maturities of our certificates of deposit with balances of $100,000 or more, at the dates indicated:

December 31,	2003	2002	2001	2000	1999
	(In Thousands)
Remaining maturity:
Three months or less	$47,480	$29,828	$20,739	$24,393	$25,297
Over three through six months	9,017	21,505	27,531	26,227	24,861
Over six through 12 months	19,966	15,535	30,549	27,743	22,020
Over 12 months	19,651	20,549	19,167	9,499	10,174

Total	$96,114	$87,417	$97,986	$87,862	$82,352

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2003, we held $45 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and letters of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

FHLB: At December 31, 2003, our maximum borrowing line from the FHLB was equal to $75.1 million, approximately 10% of the Company’s assets. At December 31, 2003, there was $3.4 million outstanding on the line and an additional $40.7 million of the borrowing line was committed to secure public deposits. FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At December 31, 2003, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Contract Obligations

The following table references contract obligations of the Company.

	Payments Due by Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total
	(In Thousands)
Long-term debt obligations	$400	$800	$800	$9,374	$11,374
Operating lease obligations	1,254	2,431	2,037	6,710	12,432
Other long-term liabilities	1,021	507	—	—	1,528

Total	$2,675	$3,738	$2,837	$16,084	$25,334

     Long term debt obligations consist of (a) $3,374,000 advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, and (b) $8 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of LIBOR plus 3.15%, adjusted quarterly. The operating lease obligations are more fully described at Note 18 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investment in Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003. The Company owes three installments on this investment with the final installment due in April of 2005.

Liquidity and Capital Resources

     Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations. The primary sources of demands on our liquidity are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2003, were $126.5 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2003, were $646.2 million.

     The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the Federal Home Loan Bank. At December 31, 2003, our current assets were $293.9 million and our funds available for borrowing under our existing lines of credit were $70.5 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

     In September 2002, we instituted a stock repurchase program pursuant to which we may periodically repurchase for cash up to 306,372, or approximately 5%, of our shares of common stock in the open market. At December 31, 2003, we had repurchased 224,800 shares at a total cost of $3.1 million under this program, at an average price of $13.68 per share. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

     The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2002 and 2003 by 69,000 and 155,800, respectively. The table below shows this effect on diluted earnings per share.

	Diluted EPS	Diluted EPS without
	as reported	stock repurchases
2002	$1.35	$1.34
2003	$1.69	$1.65

     On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $230,407 in 2003. The securities have a current interest rate of 4.33%, adjusted quarterly.

     Our shareholders’ equity at December 31, 2003, was $75.3 million, a $6.9 million, or 10%, increase from 2002. We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2003, that the Company and Northrim Bank met all applicable capital adequacy requirements.

     The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2003, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

     The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 is included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $8.2 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately-	Well-	Actual Ratio	Actual Ratio
December 31, 2003	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	11.58%	9.97%
Total risk-based capital	8.00%	10.00%	12.83%	11.22%
Leverage ratio	4.00%	5.00%	10.37%	8.97%

(See Note 19 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

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

Market for Common Stock

     Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2003, the number of shareholders of record of our common stock was 214.

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

     We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarter of 2003, we increased the cash dividend to $0.095 per share. Cash dividends totaled $2 million, $1.2 million, and $1.1 million in 2003, 2002, and 2001, respectively. On January 8, 2004, the Board of Directors approved payment of a $0.095 per share dividend on February 6, 2004, to shareholders of record on January 26, 2004. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.

     The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
High	$14.74	$18.16	$20.24	$24.00
Low	$12.85	$13.98	$17.41	$18.68
2002
High	$14.75	$16.15	$14.35	$15.11
Low	$13.00	$14.00	$10.95	$11.85

Recent Accounting Pronouncements

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

     The excess of our interest-earning assets over interest-bearing liabilities has generally been invested in securities, primarily securities issued by governmental agencies. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity, and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.

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

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

		Estimated maturity or repricing at December 31, 2003
	0-3 months	4-12 months	1-5 years	³5 years	Total
	(In Thousands)
Interest-Earning Assets:
Money market investments	$5,502	$95	$—	$—	$5,597
Investment securities	3,601	220	61,351	8,036	73,208
Loans:
Commercial	127,697	32,284	54,113	6,856	220,950
Real estate construction	72,619	28,850	842	—	102,311
Real estate term	47,108	60,054	131,236	1,137	239,535
Real estate for sale	1,395	—	—	—	1,395
Installment and other consumer	11,356	3,371	11,707	13,196	39,630

Total interest-earning assets	$269,278	$124,874	$259,249	$29,225	$682,626
Percent of total interest-earning assets	39%	18%	38%	4%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$56,312	$—	$—	$—	$56,312
Money market accounts	137,657	—	—	—	137,657
Savings accounts	109,740	—	—	—	109,740
Certificates of deposit	61,230	64,722	37,075	—	163,027
FHLB advances	—	—	—	3,139	3,139
Other borrowings	2,004	—	—	—	2,004

Total interest-bearing liabilities	$366,943	$64,722	$37,075	$3,139	$471,879
Percent of total interest-bearing liabilities	78%	14%	8%	1%	100%

Interest sensitivity gap	($97,665)	$60,152	$222,174	$26,086	$210,747
Cumulative interest sensitivity gap	($97,665)	$(37,513)	$184,661	$210,747
Cumulative interest sensitivity gap as a percentage of total assets	-13%	-5%	25%	29%

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

     Based on the results of the simulation models at December 31, 2003, we expect an increase in net interest income of $500,000, and a decrease of $1.4 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. Due to the low level of interest rates, a drop of 100 basis points was unrealistic for some of the interest-bearing deposits since the Company is currently paying less than 100 basis points on some of those products. In these instances, interest rates were reduced less than 100 basis points.

Critical Accounting Estimates

     Our estimate for the loan loss reserve is based on our assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. While we believe that we have used the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Independent Auditors’ Report

To the Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Anchorage, Alaska
January 20, 2004

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
	(In Thousands Except Share Amounts)
Assets
Cash and due from banks (Note 2)	$31,298	$28,078
Money market investments (Note 3)	5,597	37,502
Investment securities held to maturity (Note 4)	945	1,281
Investment securities available for sale (Note 4)	70,717	78,224
Investment in Federal Home Loan Bank stock (Note 4)	1,546	1,774
Real estate loans for sale (Note 5)	1,395	7,437
Loans (Note 5)	599,724	527,553
Allowance for loan losses (Note 6)	(10,186)	(8,476)

Net loans	590,933	526,514
Premises and equipment, net (Note 7)	11,107	10,481
Accrued interest receivable	3,300	3,192
Intangible assets (Notes 1 and 8)	7,002	7,370
Other assets (Notes 1 and 8)	16,124	9,833

Total Assets	$738,569	$704,249

Liabilities
Deposits:
Demand	$179,461	$151,780
Interest-bearing demand	56,312	53,365
Savings	109,740	104,568
Money market	137,657	154,232
Certificates of deposit less than $100,000 (Note 9)	66,913	75,053
Certificates of deposit greater than $100,000 (Note 9)	96,114	87,417

Total Deposits	646,197	626,415
Borrowings (Note 10)	5,143	6,365
Trust preferred securities (Note 11)	8,000	—
Other liabilities	3,944	3,096

Total Liabilities	663,284	635,876

Shareholders’ Equity (Notes 16 and 17)
Common stock, $1 par value, 10,000,000 shares authorized, 6,050,359 and 6,094,536 shares issued and outstanding at December 31, 2003 and 2002, respectively	6,050	6,095
Additional paid-in capital	45,615	46,614
Retained earnings	22,997	14,460
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	623	1,204

Total Shareholders’ Equity	75,285	68,373

Commitments and contingencies (Notes 2, 4, 10, 15, 18, 19, and 22)
Total Liabilities and Shareholders’ Equity	$738,569	$704,249

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands Except Per Share Amounts)
Interest Income
Interest and fees on loans	$42,945	$40,835	$43,380
Interest on investment securities-assets available for sale (Note 4)	2,724	3,512	3,862
Interest on investment securities-held to maturity (Note 4)	143	218	228
Interest on money market investments	136	269	626

Total Interest Income	45,948	44,834	48,096
Interest Expense
Interest expense on deposits and borrowings (Note 12)	6,681	10,164	16,747

Net Interest Income	39,267	34,670	31,349
Provision for loan losses (Note 6)	3,567	3,095	2,300

Net Interest Income After Provision for Loan Losses	35,700	31,575	29,049
Other Operating Income
Service charges on deposit accounts	1,805	1,687	1,606
Equity earnings from RML	2,785	1,917	1,208
Equity in loss from Elliott Cove	(554)	(239)	—
Other income	2,053	1,834	1,952

Total Other Operating Income	6,089	5,199	4,766

Other Operating Expense
Salaries and other personnel expense	14,180	13,023	12,135
Occupancy, net	2,000	2,040	1,963
Equipment expense	1,504	1,405	1,508
Marketing expense	1,205	1,136	1,153
Intangible asset amortization expense	368	368	832
Other expense	5,471	5,089	4,978

Total Other Operating Expense	24,728	23,061	22,569

Income Before Income Taxes	17,061	13,713	11,246
Provision for income taxes (Note 13)	6,516	5,171	4,138

Net Income	$10,545	$8,542	$7,108
Earnings Per Share, Basic	$1.76	$1.40	$1.17

Earnings Per Share, Diluted	$1.69	$1.35	$1.13

Weighted Average Shares Outstanding, Basic	6,000,273	6,112,144	6,101,925

Weighted Average Shares Outstanding, Diluted	6,225,889	6,317,910	6,274,912

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001

	Common Stock				Accumulated
			Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total
	(In Thousands)
Balance as of December 31, 2000	5,547	$5,547	$39,380	$9,317	$55	$54,299
Stock dividend-10%	554	554	7,618	(8,172)		—
Cash dividend				(1,113)		(1,113)
Exercise of Stock Options	6	6	25			31
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					466	466
Net Income				7,108		7,108

Total Comprehensive Income						7,574

Balance as of December 31, 2001	6,107	$6,107	$47,023	$7,140	$521	$60,791
Cash dividend				(1,222)		(1,222)
Exercise of Stock Options	57	57	377			434
Treasury stock buy back	(69)	(69)	(786)			(855)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					683	683
Net Income				8,542		8,542

Total Comprehensive Income						9,225

Balance as of December 31, 2002	6,095	$6,095	$46,614	$14,460	$1,204	$68,373
Cash dividend				(2,008)		(2,008)
Exercise of Stock Options	111	111	1,064			1,175
Treasury stock buy back	(156)	(156)	(2,063)			(2,219)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect					(581)	(581)
Net Income				10,545		10,545

Total Comprehensive Income						9,964

Balance as of December 31, 2003	6,050	$6,050	$45,615	$22,997	$623	$75,285

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Operating Activities:
Net income	$10,545	$8,542	$7,108
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses, net	(310)	(113)	(47)
Depreciation and amortization of premises and equipment	1,220	1,141	1,271
Amortization of software	451	400	440
Intangible asset amortization	368	368	832
Deferred tax (benefit)	(1,738)	(1,264)	(1,120)
Deferral of loan fees and costs, net	49	420	378
Gain on sale of building	(12)	(12)	(13)
Amortization of investment security premium, net of discount accretion	266	187	98
Provision for loan losses	3,567	3,095	2,300
Equity in earnings from RML	(2,785)	(1,917)	(1,208)
Equity in loss from Elliott Cove	554	239	—
(Increase) decrease in accrued interest receivable	(108)	278	307
(Increase) in other assets	(525)	(766)	(1,130)
Increase (decrease) of other liabilities	848	85	(39)

Net Cash Provided by Operating Activities	12,390	10,683	9,177

Investing Activities:
Investment in securities:
Purchases of investment securities—Available-for-sale	(52,966)	(96,120)	(72,826)
Purchases of investment securities—Held-to-maturity	(90)	(120)	(781)
Proceeds from sales/maturities of securities—Available-for-sale	59,532	92,581	70,368
Proceeds from maturities of securities—Held-to-maturity	653	1,587	250
Investments in loans:
Sales of loans and loan participations	148,376	102,274	218,963
Loans made, net of repayments	(216,411)	(156,941)	(289,766)
Investment in Elliott Cove	(375)	(375)	—
Investment in Related Corporate Partners	(2,956)	—	—
Purchases of premises and equipment	(1,846)	(5,745)	(340)

Net Cash Used by Investing Activities	(66,083)	(62,859)	(74,132)

Financing Activities:
Increase in deposits	19,782	75,808	65,689
Increase (decrease) in borrowings	(1,222)	683	893
Loan to Elliott Cove	(350)	(125)	—
Proceeds from issuance of common stock	1,175	434	31
Proceeds from issuance of trust preferred securities	8,000	—	—
Repurchase of common stock	(2,219)	(855)	—
Dividends received from RML	1,850	1,161	17
Cash dividends paid	(2,008)	(1,222)	(1,113)

Net Cash Provided by Financing Activities	25,008	75,844	65,517

Net Increase (Decrease) by Cash and Cash Equivalents	(28,685)	23,708	562
Cash and cash equivalents at beginning of period	65,580	41,872	41,310

Cash and Cash Equivalents at End of Year	$36,895	$65,580	$41,872

Interest Paid	$6,851	$10,636	$17,121

Income Taxes Paid	$7,900	$6,400	$4,865

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Summary of Significant Accounting Policies

     Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, and Fairbanks, Alaska; Northrim Investment Services Company (“NISC”) which holds the Company’s interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Northrim Capital Trust 1 (“NCT1”), an entity that was formed to facilitate a trust preferred securities offering by the Company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.

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

     The Bank formed a wholly-owned subsidiary, Northrim Capital Investment Corporation (“NCIC”), in 1998. This subsidiary owns a 30% profit interest in Residential Mortgage LLC (“RML”), a mortgage company with branches throughout Alaska. The Company accounts for RML using the equity method.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing balances with other banks, money market investments including interest-bearing balances with the FHLB, banker’s acceptances, commercial paper, securities purchased under agreement to resell, and federal funds sold.

Investment Securities: Securities available-for-sale are stated at fair value with unrealized holding gains and losses, net of tax, excluded from earnings and are reported as a net amount in a separate component of other comprehensive income. The gain or loss on available-for-sale securities sold is determined on a specific identification basis.

     Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis. The Company has the ability and intent to hold these securities to maturity.

     Loans and Loan Fees: Loans are carried at their principal amount outstanding, adjusted for the net of unamortized fees and related direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for those loans in a non-accrual status. Loans are placed on non-accrual when management believes serious doubt exists as to the collectibility of the interest. Cash payments received on non-accrual loans are directly applied to the principal balance. Loan origination fees received in excess of direct origination costs are deferred and amortized by a method approximating the level-yield method over the life of the loan.

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

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviewed the goodwill asset for impairment at January 1, 2003, and determined that it was not impaired. In accordance with SFAS 142, as of January 1, 2002, the Company no longer amortizes goodwill but periodically tests it for impairment. The core deposit intangible has an estimated life of eight years, and the Company will continue to amortize it.

Other Assets: Other assets include purchased software and prepaid expenses. These assets are carried at amortized cost and are amortized using the straight-line method over their estimated useful life. Also included in other assets is the deferred tax asset and the Company’s investment in RML, Elliott Cove, and Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003.

Other Real Estate: Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan loss. Any subsequent reduction in the carrying value is charged against earnings.

Advertising: Advertising, promotion and marketing costs are expensed as incurred. For the periods ending December 31, 2003, 2002, and 2001, the Company reported total expenses of $1.2 million, $1.1 million, and $1.2 million, respectively.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 17, are considered to be common stock equivalents. Incremental shares were 225,616, 205,766, and 172,987 for 2003, 2002, and 2001, respectively. All shares for calculating earnings per share have been adjusted to reflect stock dividends.

Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock – Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net earnings or total shareholders’ equity.

Segments: The Company has identified only one reportable segment.

Geographic Concentration and Alaska Economy: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 40% of the Alaska economy is generated from the oil industry, and approximately 75% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.

Consolidation Policy: The consolidated financial statements include the financial information for Northrim Bank and Northrim BanCorp, Inc. All intercompany balances have been eliminated by consolidating. The Company accounts for its investments in RML and Elliott Cove using the equity method.

NOTE 2 — Cash and Due from Banks

     The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2003, was $0.

NOTE 3 — Money Market Investments

Money market investment balances are as follows:

December 31,	2003	2002
	(In Thousands)
Domestic CD	$95	$—
Interest-bearing deposits at Federal Home Loan Bank (FHLB)	5,502	37,502

Total	$5,597	$37,502

     All money market investments had next day maturity.

NOTE 4 — Investment Securities

The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In Thousands)
2003:
Securities Available for Sale
U.S. Treasury	$498	$2	$—	$500
U.S. Agency	68,742	1,067	12	69,797
Mortgage-backed Securities	418	2	—	420

Total	$69,658	$1,071	$12	$70,717

Securities Held to Maturity
Municipal Securities	$945	$66	$—	$1,011

Federal Home Loan Bank Stock	$1,546	$—	$—	$1,546
2002:
Securities Available for Sale
U.S. Treasury	$3,501	$67	$—	$3,567
U.S. Agency	72,086	1,972	—	74,058
Mortgage-backed Securities	593	6	—	599

Total	$76,180	$2,045	$—	$78,224

Securities Held to Maturity
Municipal Securities	$1,281	$70	$—	$1,351

Federal Home Loan Bank Stock	$1,774	$—	$—	$1,774

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In Thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	7,980	(12)	—	—	7,980	(12)
Mortgage-backed Securities	—	—	—	—	—	—

Total	$7,980	($12)	$—	$—	$7,980	($12)

     U. S. Agency securities: The unrealized losses on investments in U.S. Agency securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

     The amortized cost and market values of debt securities at December 31, 2003, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within	1-5	5-10	Due After	Amortized	Market
	1 Year	Years	Years	10 Years	Cost	Value
	(In Thousands)
Securities Available for Sale
U.S. Treasury	$—	$498	$—	$—	$498	$500
U.S. Agency	3,131	59,631	5,980	—	68,742	69,797
Mortgage-backed Securities	—	—	—	418	418	420

Total	$3,131	$60,129	$5,980	$418	$69,658	$70,717

Weighted Average Yield	2.87%	4.06%	4.63%	4.45%	4.05%	—

Securities Held to Maturity Municipal Securities	$220	$275	$320	$130	$945	$1,011

Weighted Average Yield	4.73%	3.97%	4.59%	5.12%	4.52%	—

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
	Proceeds	Gains	Losses
	(In Thousands)
2003 Available-for-Sale Securities	$17,379	$310	$—
Held-to-Maturity Securities
2002 Available-for-Sale Securities	$6,367	$113	$—
Held-to-Maturity Securities
2001 Available-for-Sale Securities	$12,584	$49	($2)
Held-to-Maturity Securities

     The Company pledged $16.8 million and $40.7 million of investment securities at December 31, 2003, and 2002, respectively, as collateral for public deposits and borrowings.

A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2003	2002	2001
	(In Thousands)
U.S. Treasury	$37	$135	$64
U.S. Agency	2,666	3,336	3,671
Other	21	41	127

Total	$2,724	$3,512	$3,862

     Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $1.5 million and $1.8 million in 2003 and 2002, respectively.

NOTE 5 — Loans

The composition of the loan portfolio is presented below:

December 31,	2003	2002
	(In Thousands)
Commercial	$220,774	$187,312
Real estate construction	102,311	82,739
Real estate term	239,545	212,740
Real estate loans for sale	1,395	7,437
Installment and other consumer	39,796	47,415

Total Loans	603,821	537,643
Less: Unearned purchase discount	(44)	(44)
Unearned origination fees, net of origination costs	(2,658)	(2,609)

	601,119	534,990
Allowance for loan losses	(10,186)	(8,476)

Net Loans	$590,933	$526,514

     The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2003, approximately 71% and 25% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

     Non-accrual loans totaled $7.4 million and $4.7 million at December 31, 2003, and 2002, respectively. Interest income which would have been earned on non-accrual loans for 2003, 2002, and 2001 amounted to $690,000, $480,000, and $270,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.

     At December 31, 2003, and 2002, the recorded investment in loans that are considered to be impaired was $13.2 million and $3.1 million, respectively, (of which $5.5 million and $3.1 million, respectively, were on a non-accrual basis). A specific allowance of $580,000 was established for the $13.2 million of impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2003, and 2002, was approximately $14.9 million and $4.3 million, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company recognized interest income on these impaired loans of $734,000, $177,000, and $2,000, respectively, which was recognized using the cash basis method of income recognition.

     At December 31, 2003, and 2002, there were no loans pledged as collateral to secure public deposits.

     At December 31, 2003, and 2002, the Company serviced $79.5 million and $91.7 million of loans, respectively, which had been sold to various investors without recourse.

Maturities and sensitivity of accrual loans to changes in interest rates are as follows:

December 31, 2003	Maturity
	Within		Over
	1 Year	1-5 Years	5 Years	Total
	(In Thousands)
Commercial	$100,639	$68,874	$45,401	$214,914
Construction	100,800	1,504	—	102,304
Real estate term	44,494	77,432	116,080	238,006
Real estate for sale	1,395	—	—	1,395
Installment and other consumer	1,648	7,975	30,154	39,777

Total	$248,976	$155,785	$191,635	$596,396

Fixed interest rate	$129,792	$90,341	$49,394	$269,527
Floating interest rate	119,184	65,444	142,241	326,869

Total	$248,976	$155,785	$191,635	$596,396

     Certain directors, and companies of which directors are principal owners, have loan and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

	2003	2002
	(In Thousands)
Balance, beginning of the year	$6,140	$5,214
Loans made	8,083	8,948
Repayments	10,698	8,022

Balance, end of year	$3,525	$6,140

     The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2003, and 2002, were $3.1 million and $5.7 million, respectively.

NOTE 6 — Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2003	2002	2001
	(In Thousands)
Balance, beginning of the year	$8,476	$7,200	$6,208
Provision charged to operations	3,567	3,095	2,300
Charge-offs:
Commercial	(2,067)	(1,791)	(687)
Real estate	(127)	(67)	(748)
Consumer	(91)	(257)	(118)

Total Charge-offs	(2,285)	(2,115)	(1,553)

Recoveries:
Commercial	279	168	234
Real estate	111	48	—
Consumer	38	80	11

Total Recoveries	428	296	245

Charge-offs net of recoveries	(1,857)	(1,819)	(1,308)

Balance, End of Year	$10,186	$8,476	$7,200

NOTE 7 — Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2003	2002
	(In Thousands)
Land		$1,453	$1,428
Vehicle	3 years	61	64
Furniture and equipment	5-7 years	8,267	7,537
Tenant improvements	2-11 years	3,904	4,036
Buildings	30 years	6,838	6,113

Total Premises and Equipment		20,523	19,178
Accumulated depreciation and amortization		(9,416)	(8,697)

Total Premises and Equipment, Net		$11,107	$10,481

     During 1991, the Company purchased the building in which it operates and simultaneously sold the building to a partnership, in which three of the Company’s directors had an approximate 54% ownership interest. The net gain on the sale of the building, $176,000, is being amortized over the lease term; approximately $13,000 was recognized in 2003, 2002, and 2001, respectively.

NOTE 8 — Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2003	2002
	(In Thousands)
Intangible assets
Goodwill	$5,735	$5,735
Core deposit intangible	1,267	1,635

Total	$7,002	$7,370

Prepaid expenses	$395	$749
Software	1,043	1,298
Deferred taxes, net	5,981	3,837
Convertible loan to Elliott Cove	475	125
Investment in Elliott Cove	(43)	262
Investment in RML	4,120	3,185
Investment in Related corporate Partners	2,956	—
Other assets	1,197	377

Total	$16,124	$9,833

     As part of the acquisition of branches from Bank of America in 1999, the Company recorded goodwill and a core deposit intangible (“CDI”). The CDI is net of accumulated amortization of $1,676,000 and $1,308,000 for the periods ending December 31, 2003, and 2002, respectively. The Company intends to continue amortizing the CDI for the remainder of its useful life.

     The Company owns a 43% equity interest in Elliott Cove through its wholly-owned subsidiary, NISC. In 2002, the Company made advances to Elliott Cove in the amount of $125,000. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The balance outstanding on this commitment at December 31, 2003, was $475,000. The loan is convertible to equity in Elliott Cove and the Company intends to make this conversion in 2004. In February 2004, the Company made a commitment to loan Elliott Cove $500,000 in the form of a one year revolving line of credit.

     The Bank owns a 30% profit interest in RML through its wholly-owned subsidiary NCIC.

     In January of 2003, the Company made a $3 million investment in RCP. The Company earns a return on its investment in the form of tax credits and deductions that flow through to it as a limited partner in this partnership over the next fifteen years.

     In January 2002, the Company adopted Statement No.142 and ceased the amortization of its goodwill. The following table illustrates the effects on net income and basic and diluted earnings per share if amortization of goodwill were not recorded.

	2003	2002	2001
Net income (in thousands):
Reported net income	$10,545	$8,542	$7,108
Add goodwill amortization, net of tax	—	—	278

Adjusted Net Income	$10,545	$8,542	$7,386

Basic earnings per share:
Reported net income	$1.76	$1.40	$1.17
Add goodwill amortization, net of tax	—	—	0.05

Adjusted Basic Earnings Per Share	$1.76	$1.40	$1.22

Diluted earnings per share:
Reported net income	$1.69	$1.35	$1.13
Add goodwill amortization, net of tax	—	—	0.04

Adjusted Diluted Earnings Per Share	$1.69	$1.35	$1.17

NOTE 9 — Deposits

     The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2003, and 2002, was $96.1 million and $87.4 million, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

Year Ending December 31:
(In Thousands)
2004	$125,951
2005	26,791
2006	9,976
2007	139
2008	169
Thereafter	1

Total	$163,027

     At December 31, 2003, and 2002, the Company held $40 million in certificates of deposit from a customer, collateralized by letters of credit issued by the Federal Home Loan Bank, which is a regulatory requirement of this customer.

NOTE 10 — Borrowings

     The Company has a line of credit with the FHLB of Seattle approximating 10% of assets, or $75.1 million at December 31, 2003. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2003, and 2002, there was $44.1 million and $3.8 million committed on the line, respectively. At December 31, 2003, there was $3.4 million outstanding on the line and an additional $40.7 million of the borrowing line was committed to secure public deposits. At December 31, 2002, there was $3.8 million outstanding on the line with no additional commitments on the line.

     The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2003, and 2002, was $1 million.

     The Federal Reserve Bank is holding $45.2 million of loans as collateral to secure advances made through the discount window on December 31, 2003. There were no discount window advances outstanding at December 31, 2003.

     Securities sold under agreements to repurchase were $1 million with an interest rate of 0.25%, and $1.6 million with an interest rate of 0.25%, at December 31, 2003, and 2002, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2003, and 2002 was $1 million and $1.6 million, respectively, and the maximum outstanding at any month-end was $1.4 million and $2.6 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 11 – Trust Preferred Securities

     In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the Trust), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 12 — Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2003	2002	2001
	(In Thousands)
Interest-bearing demand accounts	$205	$353	$844
Money market accounts	1,293	2,063	4,574
Savings accounts	1,182	1,514	868
Certificates of deposit greater than $100,000	1,903	3,009	4,978
Certificates of deposit less than $100,000	1,620	3,013	5,265
Borrowings	478	212	218

Total	$6,681	$10,164	$16,747

NOTE 13 — Income Taxes

Components of the provision for income taxes are as follows:

			Deferred
		Current Tax	Expense	Total
		Expense	(Benefit)	Expense
		(In Thousands)
2003:	Federal	$6,689	($1,398)	$5,291
	State	1,565	(340)	1,225

		$8,254	($1,738)	$6,516

2002:	Federal	$5,239	($917)	$4,322
	State	1,196	(347)	849

		$6,435	($1,264)	$5,171

2001:	Federal	$4,326	$(876)	$3,450
	State	932	(244)	688

		$5,258	($1,120)	$4,138

The actual expense for 2003, 2002, and 2001, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2003, 2002, and 2001) as follows:

December 31,	2003	2002	2001
	(In Thousands)
Computed “expected” income tax expense	$5,971	$4,800	$3,936
State income taxes, net	796	552	447
Other	(251)	(181)	(245)

Total	$6,516	$5,171	$4,138

The components of the deferred tax asset (liability) are as follows:

December 31,	2003	2002	2001
	(In Thousands)
Provision for loan losses	$4,962	$3,408	$2,297
Loan fees, net of costs	1,062	1,036	857
Unrealized gain on available-for-sale investment securities	(436)	(841)	(358)
Depreciation	263	597	532
Other, net	130	(363)	(272)

Net Deferred Tax Asset	$5,981	$3,837	$3,056

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

NOTE 14 — Comprehensive Income

     At December 31, 2003, 2002, and 2001, the related tax effects allocated to each component of other comprehensive income are as follows:

	Before Tax	Tax (Expense)	Net
	Amount	Benefit	Amount
	(In Thousands)
2003:
Unrealized net holding gains on investment securities arising during 2003	($676)	$278	($398)
Plus: Reclassification adjustment for net realized gains included in net income	(310)	127	(183)

Net unrealized gains	($986)	$405	($581)

2002:
Unrealized net holding gains on investment securities arising during 2002	$1,278	($528)	$750
Plus: Reclassification adjustment for net realized gains included in net income	(113)	46	(67)

Net unrealized gains	$1,165	($482)	$683

2001:
Unrealized net holding gains on investment securities arising during 2001	$834	($340)	$494
Plus: Reclassification adjustment for net realized losses included in net income	(47)	19	(28)

Net unrealized gains	$787	($321)	$466

NOTE 15 — Employee Benefit Plans

     On July 1, 1992, the Company implemented a profit sharing plan, including a provision designed to qualify the plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may participate in the plan if they work more than 1,000 hours per year. Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and the Company matches 25% up to 6% of the employee contribution. The Company may increase the matching contribution at the discretion of the Board of Directors. The plan also allows the Company to make a discretionary contribution on behalf of eligible employees based on their length of service to the Company.

     To be eligible for matching contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company contributed $624,000, $552,000, and $523,000, in 2003, 2002, and 2001, respectively.

     On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $42,000, $146,000, and $142,000, in 2003, 2002, and 2001, respectively.

     In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. Contributions to this plan totaled $120,000 and $109,400, in 2003 and 2002, respectively.

NOTE 16 — Common Stock

     Quarterly cash dividends aggregating to $2 million, $1.2 million, and $1.1 million, or $0.33 per share were paid in 2003, and $0.20 per share in 2002, and 2001, respectively. On January 8, 2004, the Board of Directors declared a $0.095 per share cash dividend payable on February 6, 2004, to shareholders of record on January 26, 2004. All per share amounts have been restated to reflect these stock dividends.

     Federal and State regulations place certain limitations on the payment of dividends by the Company.

NOTE 17 — Options

     The Company has set aside 727,948 shares of authorized stock for the Employee Stock Option and Restricted Stock Award Plan and the 2000 Employee Stock Incentive Plan. Under these plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. Activity on options granted under the plans are as follows:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price
December 31, 2000, outstanding	447,390	$7.20	$4.75-$12.47
Granted — 2001	91,300	12.47
Forfeited	(10,918)	9.13
Exercised	(5,427)	5.67

December 31, 2001, outstanding	522,345	8.10	4.75-12.47
2002
Forfeited	(10,359)	10.87
Exercised	(64,336)	5.71

December 31, 2002, outstanding	447,650	8.24	4.75-12.47
Granted — 2003	104,500	14.00
Forfeited	(4,250)	11.83
Exercised	(125,937)	5.72

December 31, 2003, outstanding	421,963	$8.26	$4.75-$12.47

     Shares under option and weighted average exercise prices have been adjusted to reflect stock dividends described in Note 16.

     At December 31, 2003, 2002, and 2001, the weighted-average remaining contractual life of outstanding options was 6.4 years, 5.4 years, and 6.1 years, respectively.

     At December 31, 2003, 2002, and 2001, the number of options exercisable was 292,385, 369,673, and 361,569, respectively, and the weighted-average exercise price of those options was $5.86, $8.24, and $8.10, respectively.

     At December 31, 2003, there were 19,535 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $5.51, $3.20, and $3.76, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividends of $0.38 per share, risk-free interest rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001—expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000—expected dividends of $0.20 per share, risk-free interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. FASB Statement No. 123, “Accounting for Stock –Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

		2003	2002	2001
Net income (in thousands)	As reported	$10,545	$8,542	$7,108
Less stock-based employee compensation		(198)	(168)	(157)

Net income	Pro forma	$10,347	$8,374	$6,951

Earnings per share, basic	As reported	$1.76	$1.40	$1.17
	Pro forma	$1.72	$1.37	$1.14
Earnings per share, diluted	As reported	$1.69	$1.35	$1.13
	Pro forma	$1.66	$1.33	$1.11

NOTE 18 — Commitments and Contingent Liabilities

     Rental expense under leases for equipment and premises was $1.5 million, $1.7 million, and $1.6 million in 2003, 2002, and 2001, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2003, are as follows:

Year Ending December 31:
(In Thousands)
2004	$1,254
2005	1,246
2006	1,185
2007	1,004
2008	1,033
Thereafter	6,710

Total	$12,432

     The Company leases the main office facility from an entity in which a director has an interest. The Company believes that the lease agreement is at market terms.

     At December 31, 2003, the Company pledged $40.7 million of letter of credit commitments, issued by the Federal Home Loan Bank of Seattle, as collateral to secure $40 million in public deposits and accrued interest. This letter of credit is collateralized by a blanket pledge of the Company’s assets.

     The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one-year to $50,000 per covered individual and $1.3 million for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

December 31,	2003	2002
	(In Thousands)
Off-balance sheet commitments:
Commitments to extend credit	$122,264	$110,405
Standby letters of credit	4,217	3,249

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

NOTE 19 — Regulatory Matters

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

     Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2003, that the Company and Northrim Bank met all capital adequacy requirements.

     The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 is included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $8.2 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$84,057	12.83%	$52,413	³8.0%	$65,516	³10.0%
Tier I Capital (to risk-weighted assets)	$75,845	11.58%	$26,199	³4.0%	$39,298	³6.0%
Tier I Capital (to average assets)	$75,845	10.37%	$29,256	³4.0%	$36,569	³5.0%
As of December 31, 2002:
Total Capital (to risk-weighted assets)	$66,689	11.50%	$46,392	³8.0%	$57,990	³10.0%
Tier I Capital (to risk-weighted assets)	$59,424	10.25%	$23,190	³4.0%	$34,785	³6.0%
Tier I Capital (to average assets)	$59,424	8.65%	$27,479	³4.0%	$34,349	³5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$73,748	11.22%	$52,583	³8.0%	$65,729	³10.0%
Tier I Capital (to risk-weighted assets)	$65,508	9.97%	$26,282	³4.0%	$39,423	³6.0%
Tier I Capital (to average assets)	$65,508	8.97%	$29,212	³4.0%	$36,515	³5.0%
As of December 31, 2002:
Total Capital (to risk-weighted assets)	$66,064	11.40%	$46,361	³8.0%	$57,951	³10.0%
Tier I Capital (to risk-weighted assets)	$58,802	10.14%	$23,196	³4.0%	$34,794	³6.0%
Tier I Capital (to average assets)	$58,802	8.56%	$27,478	³4.0%	$34,347	³5.0%

NOTE 20 — Fair Value of Financial Instruments

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

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and money market investments	$36,895	$36,895	$65,580	$65,580
Investment securities	73,208	73,274	81,279	81,349
Net loans	590,933	582,204	526,514	516,707
Accrued interest receivable	3,300	3,300	3,192	3,192
Financial Liabilities:
Deposits	$646,197	$645,029	$626,415	$624,372
Accrued interest payable	320	320	490	490
Other borrowings	5,143	5,143	6,365	6,365
Trust preferred securities	8,000	8,000	—	—
Unrecognized Financial Instruments:
Commitments to extend credit	$122,264	$1,223	$110,405	$1,104
Standby letters of credit	4,217	42	3,249	32

NOTE 21 — Quarterly Results of Operations

(In Thousands, Except Per Share Data, Unaudited)

2003 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
Total interest income	$11,615	$11,602	$11,397	$11,333
Total interest expense	1,557	1,613	1,728	1,784

Net interest income	10,058	9,989	9,669	9,549
Provision for loan losses	829	1,373	936	429
Other operating income	1,225	1,925	1,777	1,163
Other operating expense	6,214	6,150	6,186	6,178

Income before income taxes	4,240	4,391	4,324	4,105
Income taxes	1,594	1,672	1,689	1,561

Net Income	$2,646	$2,719	$2,635	$2,544

Earnings per share, basic	$0.44	$0.46	$0.44	$0.42

Earnings per share, diluted	$0.42	$0.44	$0.43	$0.41

2002 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
Total interest income	$11,707	$11,587	$10,823	$10,717
Total interest expense	2,279	2,528	2,666	2,691

Net interest income	9,428	9,059	8,157	8,026
Provision for loan losses	1,240	980	515	360
Other operating income	1,558	1,436	1,214	991
Other operating expense	5,927	5,884	5,671	5,579

Income before income taxes	3,819	3,631	3,185	3,078
Income taxes	1,479	1,404	1,200	1,088

Net Income	$2,340	$2,227	$1,985	$1,990

Earnings per share, basic	$0.38	$0.36	$0.32	$0.33

Earnings per share, diluted	$0.37	$0.35	$0.31	$0.31

Sum may not necessarily tie to Consolidated Statements of Income due to rounding.

NOTE 22 — Disputes and Claims

     The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 23 — Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

December 31,	2003	2002
	(In Thousands)
Assets
Cash	$7,910	$564
Investment in Northrim Bank	73,133	67,376
Investment in NISC	(54)	262
Investment in NCTI	248	—
Other Assets	504	3

Total Assets	$81,741	$68,205

Liabilities
Subordinated debt	$8,013	$—
Taxes payable and other payables	(1,581)	(239)
Other liabilities	24	71

Total Liabilities	6,456	(168)
SHAREHOLDERS’ EQUITY
Common stock	6,050	6,095
Additional paid-in capital	45,615	46,614
Retained earnings	22,997	14,460
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	623	1,204

Total Shareholders’ Equity	75,285	68,373

Total Liabilities and Shareholders’ Equity	$81,741	$68,205

Years Ended:	2003	2002
	(In Thousands)
Income
Interest income	$83	$11
Net income from Northrim Bank	11,306	8,884
Net loss from NISC	(565)	(238)
Other income	7	—

Total Income	10,831	8,657
Expense
Interest expense	243	—
Administrative and other expenses	588	354

Total Expense	831	354
Net Income Before Income Taxes	10,000	8,303
Income tax expense (benefit)	(545)	(239)

Net Income	10,545	8,542

Years Ended:	2003	2002
	(In Thousands)
Operating Activities:
Net income	$10,545	$8,542
Adjustments to Reconcile Net Income to Net Cash:
Equity in earnings from subsidiaries	(10,741)	(8,645)
Changes in other assets and liabilities	(641)	(187)

Net Cash Used from Operating Activities	(837)	(290)
Investing Activities:
Investment in NISC & NCTI	(973)	(500)
Purchases of software and equipment	(11)	—

Net Cash Used by Investing Activities	(984)	(500)
Financing Activities:
Dividends paid to shareholders	(2,008)	(1,222)
Dividends received from Northrim Bank	4,969	3,160
Proceeds from issuance of trust preferred securities	8,000	—
Proceeds from issuance of common stock	425	271
Repurchase of common stock	(2,219)	(855)

Net Cash Provided by Financing Activities	9,167	1,354

Net Increase by Cash and Cash Equivalents	$7,346	$564

Cash and Cash Equivalents at beginning of period	$564	$—

Cash and Cash Equivalents at end of period	$7,910	$564

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

Commission File Number 0-33501

Northrim BanCorp, Inc.
State of Incorporation: Alaska
Employer ID Number: 92-0175752
3111 C Street
Anchorage, Alaska 99503
Telephone Number: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $1.00 Par Value

The number of shares of registrant’s common stock outstanding at February 26, 2004, was 6,052,669.

Northrim BanCorp, Inc. has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Northrim BanCorp, Inc. is an accelerated filer within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is in our definitive proxy statement, which is incorporated by reference in Part III of this Form 10-K.

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2003, was $103,333,186.

The number of shares of Northrim BanCorp’s common stock outstanding at February 26, 2004, was 6,052,669.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

Page
Part I
Item 1.	Business	1-4, 9-18, 49-52
	General	1-4, 49-52
	Investment Portfolio	14-16, 30-32, 42
	Loan Portfolio	9-14, 32-34
	Summary of Loan Loss Experience	9-14, 17, 32-34
	Deposits	17,36
	Return on Equity and Assets	5
	Short Term Borrowings	17,36
Item 2.	Properties	53
Item 3.	Legal Proceedings	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19,29,38-40,47
Item 6.	Selected Financial Data	5
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-22
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	20-22
Item 8.	Financial Statements and Supplementary Data	24-46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9a.	Controls and Procedures	53
Part III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*
Part IV
Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	49

*Northrim’s definitive proxy statement for the 2004 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee,” “Stock Performance Graph,” and “Fees Billed By KPMG During Fiscal Years 2003 and 2002.”

General

     Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 43% equity interest in Elliott Cove Capital Management LLC (“Elliot Cove”), an investment advisory services company; and Northrim Capital Trust 1 “NCT1,” an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company. The Company is regulated by the Board of Governors of the Federal Reserve System, and Northrim Bank is regulated by the Federal Deposit Insurance Corporation, and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.

Competition

     We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska U.S.A. Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. Credit unions in Alaska have a 29% share of total statewide loans and deposits of banks and credit unions. Recent changes in their regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on a par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.

     Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. The Bank intends to continue with these sales efforts and training in 2004.

     In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) and deposits increased 14% and 3%, respectively from year-end 2002 to year-end 2003. At June 30, 2003, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 7% in Fairbanks, and 7% in the Matanuska Valley.

     The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2003, the most recent date for which comparative deposit information is available.

	Market Share in Greater Anchorage Area
	Number of	Total	Market share
Financial institution	branches	deposits	of deposits
	(Dollars in thousands)
Northrim Bank	8 (1)	$565,751	21%
Wells Fargo Bank Alaska	14	1,134,011	42%
First National Bank Alaska	10	784,327	29%
Key Bank	4	172,887	6%
Alaska First Bank & Trust	2	51,291	2%

Total	38	$2,708,267	100%

(1) Does not reflect our Fairbanks or Wasilla branches

Employees and Key Personnel

     We had 268 full-time equivalent employees at December 31, 2003. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

     We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer; and Joe Schierhorn, our Senior Vice President and Chief Financial Officer. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson and Mollozzi in the amounts of $2.5 million, $2.1 million and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson or Mr. Mollozzi with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Schierhorn.

Alaska Economy

     All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2003, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 23% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2003, $220.8 million, or 37%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

     Alaska’s residents are not subject to any state income or state sales taxes, and for the past 22 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,108 per eligible resident in 2003 for an aggregate distribution of approximately $658 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

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

     The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 75% of the revenue used to fund state government operations. Although oil prices increased to above $30 per barrel during 2003, the state’s largest producers, ConocoPhillips and British Petroleum, both decreased capital spending and exploration drilling and plan to keep it at approximately the same levels in 2004. However, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska including Total E&P, EnCana, Armstrong Resources, and Winstar Petroleum. Several of these independents have drilled wells in 2003 and have plans to continue with their drilling efforts in 2004. Thus, while total spending and employment by the industry were down in 2002, new companies entered the market with new plans for future developments.

     Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001, had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003.

     In addition to the challenges in several of Alaska’s major industries, the state is currently facing a “fiscal gap” because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently indicated that budget gap may narrow in 2004 due to the recent rise in oil prices, it still projects that the fiscal gap will continue to widen in future years and that the CBR will be depleted within several years. The public and the legislature are debating a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would significantly decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

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

     Our earnings are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Properties

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters	Traditional	Leased
3111 C Street, Anchorage, AK

SouthSide Financial Center	Traditional	Land leased;
8730 Old Seward Highway, Anchorage, AK		building owned

36th Avenue Branch	Traditional	Owned
811 East 36th Avenue, Anchorage, AK

Huffman Branch	Supermarket	Leased
1501 East Huffman Road, Anchorage, AK

Jewel Lake Branch	Supermarket	Leased
4000 West Dimond Blvd., Anchorage, AK

Seventh Avenue Branch	Traditional	Leased
550 West Seventh Avenue, Anchorage, AK

West Anchorage Branch/Small Business Center	Traditional	Owned
2709 Spenard Road, Anchorage, AK

Eagle River Branch	Traditional	Leased
12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK

Fairbanks Financial Center	Traditional	Leased
714 Fourth Avenue, Suite 100, Fairbanks, AK

Wasilla Financial Center	Traditional	Owned
850 E. USA Circle, Suite A, Wasilla, AK

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

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Reports on Form 8-K

On October 15, 2003, the Company filed a Form 8-K announcing its earnings for the third quarter ended September 30, 2003.

Exhibits

Index to Exhibits

Exhibit
Number	Name of Document
3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Pursuant to Section 6.0 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	Employee Stock Option and Restricted Stock Award Plan(1)

10.2	2000 Employee Stock Incentive Plan(1)

10.3	Amended and Restated Employment Agreement with R. Marc Langland(2)

10.4	Amended and Restated Employment Agreement with Christopher N. Knudson(2)

10.5	Amended and Restated Employment Agreement with Victor P. Mollozzi(2)

10.6	Employment Agreement with Joseph Schierhorn(2)

10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(2)

10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(3)

10.9	Supplemental Executive Retirement Deferred Compensation Plan(2)

10.10	2004 Stock Incentive Plan(3)

21	Subsidiaries

Northrim Bank
Northrim Investment Services Company
Northrim Capital Trust 1

23	Consent of KPMG LLP(3)

Exhibit
Number	Name of Document
24	Power of Attorney(3)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002

(2)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003

(3)Filed with this Form 10-K

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2004.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of March, 2004.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland Chairman, President and Chief Executive Officer
Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn Senior Vice President, Chief Financial Officer, Compliance Manager

R.     Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 5, 2004, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Frank A. Danner	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Christopher N. Knudson	Joseph E. Usibelli

By /s/ R. Marc Langland
R. Marc Langland, as Attorney-in-fact

March 5, 2004

Investor Information

Annual Meeting

Date:	Thursday, May 6, 2004
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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