Form 10-Q
period 2004-03-31
NORTHRIM BANCORP INC
filed 2004-05-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares of the issuer’s Common Stock outstanding at April 30, 2004 was
6,073,527.

NORTHRIM BANCORP, INC.

NORTHRIM BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2004, 2003 and December 31, 2003

	March 31,	December 31,	March 31,
	2004	2003	2003
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$28,415	$31,298	$22,251
Money market investments	4,622	5,597	22,065
Investment securities held to maturity	945	945	1,281
Investment securities available for sale	64,101	70,717	66,696
Investment in Federal Home Loan Bank stock	1,494	1,546	1,765
Real estate loans for sale	1,733	1,395	6,629
Portfolio loans	610,475	599,724	530,925
Allowance for loan losses	(10,229)	(10,186)	(8,828)

Net loans	601,979	590,933	528,726
Premises and equipment, net	11,324	11,107	11,219
Accrued interest receivable	3,551	3,300	3,311
Intangible assets	6,910	7,002	7,278
Other assets	17,424	16,124	10,983

Total Assets	$740,765	$738,569	$675,575

LIABILITIES
Deposits:
Demand	$175,781	$179,461	$141,639
Interest-bearing demand	58,329	56,312	54,226
Savings	122,151	109,740	106,293
Money market	123,966	137,657	121,893
Certificates of deposit less than $100,000	65,493	66,913	74,038
Certificates of deposit greater than $100,000	99,374	96,114	99,935

Total deposits	645,094	646,197	598,024

Borrowings	5,260	5,143	4,649
Trust perferred securities	8,000	8,000	—
Other liabilities	5,476	3,944	4,803

Total Liabilities	663,830	663,284	607,476

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,071,027; 6,050,359 and 5,965,946 shares issued and outstanding at March 31, 2004, December 31, 2003, and March 31, 2003, respectively	6,071	6,050	5,966
Additional paid-in capital	45,383	45,615	44,943
Retained earnings	24,795	22,997	16,133
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	686	623	1,057

Total shareholders’ equity	76,935	75,285	68,099

Total Liabilities and Shareholders’ Equity	$740,765	$738,569	$675,575

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

	Three Months Ended:
	March 31,
	2004	2003
	(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$10,681	$10,496
Interest on investment securities:
Assets available for sale	653	778
Assets held to maturity	29	44
Interest on money market investments	11	16

Total Interest Income	11,374	11,334
Interest Expense
Interest expense on deposits and borrowings	1,485	1,784

Net Interest Income	9,889	9,550
Provision for loan losses	429	429

Net Interest Income After Provision for Loan Losses	9,460	9,121
Other Operating Income
Service charges on deposit accounts	431	446
Equity in earnings from RML	44	464
Equity in loss from Elliott Cove	(189)	(209)
Other income	550	462

Total Other Operating Income	836	1,163
Other Operating Expense
Salaries and other personnel expense	3,840	3,317
Occupancy, net	527	489
Equipment expense	364	380
Marketing expense	289	317
Intangible asset amortization expense	92	92
Other operating expense	1,519	1,584

Total Other Operating Expense	6,631	6,179

Income Before Income Taxes	3,665	4,105
Provision for income taxes	1,293	1,561

Net Income	$2,372	$2,544

Earnings Per Share, Basic	$0.39	$0.42
Earnings Per Share, Diluted	$0.38	$0.41
Weighted Average Shares Outstanding, Basic	6,058,136	6,035,583
Weighted Average Shares Outstanding, Diluted	6,286,704	6,215,121

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended:
	March 31,
	2004	2003
	(unaudited)
	(Dollars in thousands)
Net income	$2,372	$2,544
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	153	(94)
Less: reclassification adjustment for gains included in net income	89	53

Comprehensive Income	$2,436	$2,397

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended:
	March 31,
	2004	2003
	(unaudited)
	(Dollars in thousands)
Operating Activities
Net income	$2,372	$2,544
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(151)	(88)
Depreciation and amortization of premises and equipment	293	292
Amortization of software	117	90
Intangible asset amortization	92	92
Deferred tax expense (benefit)	(142)	(249)
Deferral of loan fees and costs, net	(193)	(275)
Provision for loan losses	429	429
Equity in earnings from RML	(44)	(464)
Equity in loss from Elliott Cove	189	209
(Increase) decrease in accrued interest receivable	(251)	(119)
(Increase) decrease in other assets	(1,387)	(677)
Amortization of investment security premium, net of discount accretion	33	69
Increase (decrease) of other liabilities	1,303	1,707

Net Cash Provided by Operating Activities	2,660	3,560

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(10,347)	(8,359)
Proceeds from sales / maturities of securities:
Available-for-sale	17,131	19,731
Held-to-maturity	66	38
Investments in loans:
Sales of loans and loan participations	9,439	21,406
Loans made, net of repayments	(20,721)	(23,772)
Investment in Elliott Cove	0	(429)
Purchases of premises and equipment	(510)	(1,030)

Net Cash Provided (Used) by Investing Activities	(4,942)	7,585

Financing Activities
Increase (decrease) in deposits	(1,103)	(28,391)
Increase (decrease) in borrowings	117	(1,716)
Loan to Elliott Cove	(150)	0
Net proceeds from issuance of common stock	19	28
Repurchase of common stock	0	(1,828)
Dividends received from RML	115	369
Cash dividends paid	(574)	(871)

Net Cash Provided (Used) by Financing Activities	(1,576)	(32,409)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,858)	(21,264)
Cash and cash equivalents at beginning of period	36,895	65,580

Cash and cash equivalents at end of period	$33,037	$44,316

Supplemental Information
Income taxes paid	$0	$50

Interest paid	$1,492	$1,825

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. STOCK REPURCHASE

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through March 31, 2004, at a total cost of $3.1 million. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

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

4. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2004		December 31, 2003		March 31, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$237,782	39%	$220,774	37%	$187,952	35%
Construction/development	96,429	16%	102,311	17%	80,093	15%
Commercial real estate	239,660	39%	239,545	40%	219,605	41%
Consumer	38,270	6%	39,796	7%	45,694	9%
Other, net of unearned and discount	(1,666)	0%	(2,702)	0%	(2,419)	0%

Sub total	610,475		599,724		530,925
Real estate loans for sale	1,733	0%	1,395	0%	6,629	1%

Total loans	$612,208	100%	$601,119	100%	$537,554	100%

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$10,186	$8,476
Charge-offs:
Commercial	409	193
Consumer	22	2

Total charge-offs	431	195
Recoveries:
Commercial	36	100
Commercial real estate	0	13
Consumer	9	5

Total recoveries	45	118
Provision for loan losses	429	429

Balance at end of period	$10,229	$8,828

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$6,927	$7,426	$4,937
Accruing loans past due 90 days or more	3,007	2,283	1,487
Restructured loans	470	597	—

Total nonperforming loans	10,404	10,306	6,424
Real estate owned	—	—	—

Total nonperforming assets	$10,404	$10,306	$6,424

Allowance for loan losses	$10,229	$10,186	$8,828

At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had loans measured for impairment of $11.7 million, $13.2 million, and $6.9 million, respectively. A specific allowance of $454,000, $580,000, and $860,000, respectively, was established for these periods. The increase in loans measured for impairment at March 31, 2004, as compared to March 31, 2003, resulted in large part from three loans being added to loans measured for impairment. These loans comprised 63% of the loans measured for impairment at March 31, 2004.

5. DEPOSIT ACTIVITIES

The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2004, the Company held $40 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and letters of credit issued by the Federal Home Loan Bank (“FHLB”).

6. EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the first quarter ending March 31, 2004 and 2003:

		Three Months
		2004	2003
		(Dollars in thousands, except per share data)
Net income	As reported	$2,372	$2,544
Less stock-based employee compensation		(46)	(22)

Net income	Pro forma	$2,326	$2,522

Earnings per share, basic	As reported	$0.39	$0.42
	Pro forma	$0.38	$0.42
Earnings per share, diluted	As reported	$0.38	$0.41
	Pro forma	$0.37	$0.41

The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $5.51, $3.20, and $3.76, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 — expected dividends of $0.38 per share, risk-free rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001 — expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000 — expected dividends of $0.20 per share, risk-fee interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years. In addition, the effective tax rate used to compute the net tax effect of the stock — based compensation for the three-month periods ending March 31, 2003, and March 31, 2004, was 40%.

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

OVERVIEW

GENERAL

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 25% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company. We also hold a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investment Company (“NCIC”). RML was formed in 1998 and has offices throughout Alaska.

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

BUSINESS OVERVIEW

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

We are headquartered in Anchorage and have 10 branch locations: seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. We offer a wide array of commercial bank loan and deposit products, investment products, and electronic banking services over the Internet.

BUSINESS STRATEGY

The Company’s goal is to improve earnings and increase shareholder value by implementing a number of strategies that are designed to increase its market share within its major markets that include the areas surrounding Anchorage, Fairbanks, and the Matanuska-Susitna Borough. To achieve these objectives, the Company is pursing the following strategies:

•	Providing Customer First Service: The Company provides a high level of customer service. The Company’s guiding principle is to serve its market areas by operating with a “Customer First Service” philosophy, affording its customers the highest priority in all aspects of its operations. This “Customer First Service” philosophy is combined with the Company’s emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: The Company focuses on providing commercial lending products and services, and emphasizing relationship banking with businesses and professional individuals. The Company believes that its focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: The Company is a major land development and residential construction lender and an active lender in the commercial real estate market. The Company believes that its willingness to provide these services in a professional and responsive manner has contributed significantly to its growth.

•	Pursuing Strategic Opportunities for Additional Growth: The Company plans to affect its growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, the Company conducted extensive sales training and developed a comprehensive approach to sales. The Company’s goal throughout this process is to increase and broaden the relationships that it has with new and existing customers and to continue to increase its market share.

MARKET AREA

Since it opened for business in late 1990, the economies within the Company’s major markets have grown at a slow but steady pace. Employment growth in the Anchorage area, the Company’s largest market, has averaged between 1.5% and 2.5% for the past several years. The economy has benefited from steady population growth, increases in private and public construction projects, and a strong real estate market. Many of the private construction projects have been funded by large retailers headquartered outside of Alaska that have expanded their operations within the state to meet the demands of the growing population. In contrast, much of the publicly funded construction is for military defense projects at the four major military installations located in the Anchorage and Fairbanks areas as well as for the National Missile Defense project, a portion of which is being constructed at a former military base approximately 100 miles south of Fairbanks. In addition to these large capital projects, the economy has benefited from a strong real estate market that has been fueled in part by the historic drop in interest rates. As interest rates began to rise from their lows in the latter part of 2003, the refinance activity within the real estate market began to slow which began to have a negative effect on the income the Company receives from its investment in RML.

The state of Alaska is very dependent upon the oil industry. Revenues from the oil industry fund 75% of the cost of state government in Alaska. Oil industry employment and spending levels have been declining for a number of years in the state. Moreover, oil production as measured by daily throughput through the Trans-Alaska oil pipeline has declined from a peak of 2 million barrels per day in 1989 to a current level of approximately 1 million barrels per day. As production has declined over time so to have revenues to the state of Alaska. As a result, Alaska has had to draw from its savings accounts to balance its state budget. The main account for these savings draws has been the state’s Constitutional Budget Reserve, which has a current balance of approximately $2 billion. However, the state is projecting deficits of $500 million plus over the next several years. The state has other sources available to it to support future expenditures such as earnings from its Permanent Fund, a $28 billion dollar fund created from oil royalties. However, in the past the state has lacked the political will to form a long-term plan to provide for a consistent, stable method of funding state government.

FIRST QUARTER RESULTS SUMMARY

At March 31, 2004, the Company had assets of $740.8 million and gross loans of $610.5 million, respectively, an increase of 10% and 15%, respectively, over the previous year. The Company’s net income and diluted earnings per share at March 31, 2004 were $2.4 million and $0.38, respectively; a decrease of 7% as compared to the same period in 2003. During the same time, the Company’s net interest income increased $339,000, or 4%, its other operating income decreased $327,000, or 28%, and its operating expenses increased $452,000, or 7%. The growth in the Company’s net interest income was more than offset by the growth in its operating expenses. In addition, the decline in the Company’s other operating income contributed to the decline in its net income and diluted earnings per share.

RESULTS OF OPERATIONS

NET INCOME

Net income at March 31, 2004, was $2.4 million, compared to net income of $2.5 million during the same period in 2003. Net income per diluted share was $0.38 for the quarter ending March 31, 2004, versus $0.41 for the same period in 2003.

NET INTEREST INCOME

Net interest income for the first quarter of 2004 increased $339,000, or 4%, to $9.9 million from $9.6 million in 2003. The following table compares average balances and rates for the first quarter ending March 31, 2004 and 2003:

				First Quarter
	First Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Loans	$602,022	$535,085	$66,937	7.16%	7.99%	-0.83%
Short-term investments	5,331	5,539	(208)	0.84%	1.13%	-0.29%
Long-term investments	67,348	79,075	(11,727)	4.10%	4.24%	-0.14%

Interest-earning assets	674,701	619,699	55,002	6.80%	7.45%	-0.65%

Nonearning assets	52,548	47,079	5,469

Total	$727,249	$666,778	$60,471

Interest-bearing liabilities	$479,488	$450,003	$29,485	1.25%	1.61%	-0.36%
Demand deposits	166,904	144,656	22,248
Other liabilities	4,378	3,759	619
Equity	76,479	68,360	8,119

Total	$727,249	$666,778	$60,471

Net tax equivalent margin on earning assets				5.92%	6.28%	-0.36%

Interest-earning assets averaged $674.7 million for the first quarter of 2004, an increase of $55 million, or 9%, over the $619.7 million average for the comparable period in 2003. The tax equivalent yield on interest-earning assets averaged 6.80% in 2004, a decrease of 65 basis points from 7.45% for the same period in 2003.

Loans, the largest category of interest-earning assets, increased by $66.9 million, or 13%, to an average of $602 million in the first quarter of 2004 from $535.1 million in the same period of 2003. Commercial loans, real estate term loans and construction loans increased by $37.5 million, $26.3 million, and $15.9 million, respectively, on average between the first quarters. Consumer loans and real estate loans held for resale declined by $7.4 million and $5.1 million, respectively, on average during the same period. The tax equivalent yield on the loan portfolio averaged 7.16% for the first quarter of 2004, a decrease of 83 basis points from 7.99% a year ago. The drop in the yield on loans was due in part to borrowers taking advantage of historically low rates and refinancing their loans and also in part due to increasing competitive pricing pressures in the market.

Interest-bearing liabilities averaged $479.5 million for the first quarter of 2004, an increase of $29.5 million, or 7%, compared to $450 million for the same period in 2003. The average cost of interest-bearing liabilities decreased 36 basis points to 1.25% for the first quarter of 2004 compared to 1.61% for the first quarter of 2003. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions over the last two years. The weighted average life of the Company’s certificate of deposits is less than one year. The cost of these deposits should further decline if market interest rates remain at reduced levels, as deposits originated at higher interest rates during earlier periods mature, and are repriced to the current rates. However, as interest rates approach historically low levels, the Company may not be able to fully reprice these liabilities to maintain its net interest margin. Moreover, interest rates could increase in the future in response to an improvement in the general economy of the United States. An increase in general interest rates could cause an increase in the cost of the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.92% for the first quarter of 2004 and 6.28% for same period in 2003. The decline in the Company’s net interest margin was due to several factors. First, the Company received non-recurring pre-

payment fees of $355,000 in the first quarter of 2003 due to several commercial real estate loans that refinanced during the quarter. Second, the yield on the Company’s loans declined by 83 basis points as noted above. Finally, the lower yield on the Company’s assets was applied to a larger amount of earning assets which increased by $55 million, or 9%, which had the effect of decreasing the overall yield on earning assets.

OTHER OPERATING INCOME

Set forth below is a schedule of the components of and change in Other Operating Income between the first quarters ending March 31, 2004 and 2003:

	2004	2003	$ Chg	% Chg
	(Dollars in thousands)
Deposit service charges	$431	$446	($15)	-3%
Loan servicing fees	75	83	(8)	-10%
Merchant & credit card fees	69	96	(27)	-28%
Electronic banking revenue	140	141	(1)	-1%
Equity in earnings from RML	44	464	(420)	-91%
Equity in loss from Elliott Cove	(189)	(209)	20	0%
Security gains (losses)	151	88	63	72%
Other	115	54	61	113%

Total	$836	$1,163	($327)	-28%

Total other operating income for the first quarter of 2004 was $836,000, a decrease of $327,000 from the first quarter of 2003.

The Company’s share of the earnings from RML decreased by $420,000 to $44,000 during the first quarter of 2004 as compared to $464,000 in the first quarter of 2003, primarily due to decreased refinance activity. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in the first quarter of 2003. As mortgage rates began to increase in the third quarter of 2003 from the historically low levels experienced earlier in the year, the refinance activity began to decline, which resulted in lower earnings for RML. If this trend continues, the Company’s share of earnings from RML could continue to decline in 2004.

The Company’s share of the loss from Elliott Cove was $189,000 for the first quarter of 2004. These losses reflect the start-up costs for Elliott Cove, which began active operations in the fourth quarter of 2002. The Company expects these losses to continue for several years while Elliott Cove builds its assets under management. In July 2003, the Company made a commitment to loan $625,000 to Elliott Cove. At March 31, 2004, the balance outstanding on this commitment was $625,000. The loan is convertible to equity in Elliott Cove, and the Company intends to make this conversion in 2004. In February of this year, the Company made a commitment to loan Elliott Cove $500,000 in the form of a one-year revolving line of credit. The balance outstanding on this commitment at March 31, 2004, was zero. During the first quarter of this year, additional investments were made in Elliott Cove by other investors, which had the effect of decreasing the Company’s ownership interest from 43% to 25% during this period.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the first quarter of 2004 and 2003 was $429,000. The allowance for loan losses was $10.2 million, or 1.68% of total portfolio loans outstanding, which excludes real estate loans for sale, at March 31, 2004, compared to $8.8 million, or 1.66%, of total portfolio loans, at March 31, 2003.

Charge-offs

There were $386,000 in net loan charge-offs during the first quarter of 2004, compared to $77,000 of net charge-offs for the same period in 2003.

Other Operating Expense

The following table breaks out the components of and changes in Other Operating Expense between the first quarters ending March 31, 2004 and 2003:

	2004	2003	$ Chg	% Chg
	(Dollars in thousands)
Salaries & benefits	$3,840	$3,317	$523	16%
Occupancy	527	489	38	8%
Equipment	364	380	(16)	-4%
Marketing	289	317	(28)	-9%
Professional and outside services	233	228	5	2%
Software amortization and maintenance	255	234	21	9%
Intangible asset amortization-core deposit	92	92	—	0%
Other expense	1,031	1,122	(91)	-8%

Total	$6,631	$6,179	$452	7%

Total other operating expense for the first quarter of 2004 was $6.6 million, an increase of $452,000 from the same period in 2003.

There were three major reasons for the changes within this category of expenses. First, salaries and benefits increased by $523,000, or 16%, due to increases in full time equivalent employees as the Company increased staff for the provision of services in its larger branch structure and incurred wage increases over the prior period partially in response to competitive pressures in its lending area. Second, occupancy increased by $38,000 due again to the larger branch structure. Finally, other expenses decreased by $91,000 as a result of lower operational charge-offs and education expenses, which decreased by $63,000 and $117,000, respectively, and were offset by higher loan collection costs, which increased by $77,000.

Income Taxes

The provision for income taxes decreased by $268,000, or 17%, to $1.3 million in the first quarter of 2004 compared to $1.6 million in the same period in 2003. The effective tax rates for the first quarter of 2004 and 2003 were 35% and 38%, respectively. The tax rate in the first quarter of 2004 declined due to the accounting for amended tax returns in previous years, which decreased the Company’s taxes by $104,000.

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

Loans are the highest yielding component of earning assets. Average loans were $66.9 million, or 13%, greater in the first quarter of 2004 than in the same period of 2003. Loans comprised 89% of total average earning assets for the first quarter ending March 31, 2004, compared to 86% of total average earning assets for the first quarter ending March 31, 2003. The yield on loans averaged 7.16% for the quarter ended March 31, 2004, compared to 7.99% during the same period in 2003.

The loan portfolio grew $74.7 million, or 14% from March 31, 2003, as compared to March 31, 2004. Commercial loans increased $49.8 million, or 27%, commercial real estate loans increased $20 million, or 9%, construction loans increased $16.3 million, or 20%, real estate loans for sale decreased $4.9 million, or 74%, and consumer loans decreased $7.4 million, or 16%, during the first quarter of 2004 as compared to the same period in 2003. Funding for the growth in loans during the first quarter of 2004 came from a decrease in investments and an increase in noninterest-bearing and interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At March 31, 2004, these loans totaled $1.7 million compared to $6.6 million on March 31, 2003.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $610.5 million at March 31, 2004, from $599.7 million at December 31, 2003. At March 31, 2004, 42% of the portfolio was scheduled to mature over the next 12 months, and 26% was scheduled to mature between April 1, 2005, and March 31, 2009. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2004		December 31, 2003		March 31, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$237,782	39%	$220,774	37%	$187,952	35%
Construction/development	96,429	16%	102,311	17%	80,093	15%
Commercial real estate	239,660	39%	239,545	40%	219,605	41%
Consumer	38,270	6%	39,796	7%	45,694	9%
Other, net of unearned and discount	(1,666)	0%	(2,702)	0%	(2,419)	0%

Sub total	610,475		599,724		530,925
Real estate loans for sale	1,733	0%	1,395	0%	6,629	1%

Total loans	$612,208	100%	$601,119	100%	$537,554	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$6,927	$7,426	$4,937
Accruing loans past due 90 days or more	3,007	2,283	1,487
Restructured loans	470	597	—

Total nonperforming loans	10,404	10,306	6,424
Real estate owned	—	—	—

Total nonperforming assets	$10,404	$10,306	$6,424

Allowance for loan losses	$10,229	$10,186	$8,828

Nonperforming loans to portfolio loans	1.70%	1.72%	1.21%
Nonperforming assets to total assets	1.40%	1.40%	0.95%
Allowance to portfolio loans	1.68%	1.70%	1.66%
Allowance to nonperforming loans	98%	99%	137%

Nonaccrual, Accruing Loans 90 Days or More Past Due and Restructured Loans: The Company’s financial statements are prepared based on the accrual basis of accounting, including recognition of interest income on the Company’s loan portfolio, unless a loan is placed on a nonaccrual basis. For financial reporting purposes, amounts received on nonaccrual loans generally will be applied first to principal and then to interest only after all principal has been collected.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected.

Total nonperforming loans at March 31, 2004, were $10.4 million, or 1.7% of total portfolio loans, an increase of $98,000 from $10.3 million at December 31, 2003, and an increase of $4 million from $6.4 million at March 31, 2003. The increase in nonperforming loans in the first quarter of 2004, as compared to the same period in 2003, resulted in large part from the inclusion of several loans to two existing nonperforming relationships as well as the addition of one new commercial loan to the nonperforming category. These three relationships comprised 63% of the Company’s nonperforming loans at March 31, 2004.

At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had loans measured for impairment of $11.7 million, $13.2 million, and $6.9 million, respectively. A specific allowance of $454,000, $580,000, and $860,000, was established for these periods.

Potential Problem Loans: At March 31, 2004 and December 31, 2003, the Company had no potential problem loans, as compared to $3.5 million at March 31, 2003. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed serious doubts as to the borrower’s ability to comply with present repayment terms and, which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $10.2 million, or 1.68% of total portfolio loans outstanding (which excludes $1.7 million of real estate loans for sale), at March 31, 2004, compared to $8.8 million, or 1.66%, of total portfolio loans at March 31, 2003. The Allowance for Loan Losses represented 98% of non-performing loans at March 31, 2004, as compared to 137% of non-performing loans at March 31, 2003. Management believes that at March 31, 2004, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$10,186	$8,476
Charge-offs:
Commercial	409	193
Consumer	22	2

Total charge-offs	431	195
Recoveries:
Commercial	36	100
Commercial real estate	0	13
Consumer	9	5

Total recoveries	45	118
Provision for loan losses	429	429

Balance at end of period	$10,229	$8,828

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $66.5 million at March 31, 2004, a decrease of $6.7 million, or 9%, from $73.2 million at December 31, 2003, and a decrease of $3.5 million, or 4%, from $69.7 million at March 31, 2003. Investment securities designated as available for sale comprised 96% of the investment portfolio at March 31, 2004, 97% at December 31, 2003, and 96% at March 31, 2003, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2004, $31.5 million in securities, or 47%, of the investment portfolio was pledged, as compared to $16.8 million, or 23%, at December 31, 2003, and $55.1 million, or 79%, at March 31, 2003.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits decreased $1.1 million to $645.1 million at March 31, 2004, down from $646.2 million at December 31, 2003, but increased $47 million from $598 million at March 31, 2003. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2004, the Company had $164.9 million in certificates of deposit, of which $128.5 million, or 78%, are scheduled to mature over the next 12 months compared to $124.5 million, or 76%, at December 31, 2003, and to $135.7 million, or 78%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	March 31, 2004		December 31, 2003		March 31, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$53,675	33%	$61,505	38%	$57,152	33%
Over three through six months	34,105	21%	23,097	14%	36,359	21%
Over six through twelve months	40,747	25%	41,505	25%	42,199	24%
Over twelve months	36,340	22%	36,920	23%	38,263	22%

Total	$164,867	100%	$163,027	100%	$173,973	100%

Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2004, the Company held $40 million in certificates of deposit for the Alaska Permanent Fund, collateralized by available-for-sale securities and a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At March 31, 2004, the Company’s maximum borrowing line from the FHLB was $75.1 million, approximately 10% of the Company’s assets. At March 31, 2004, there was $3.3 million outstanding on the line and an additional $35 million committed to secure public deposits, compared to an outstanding balance of $3.4 million and additional commitments of $40.7 million at December 31, 2003. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At March 31, 2004, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $76.9 million at March 31, 2004, compared to $75.3 million at December 31, 2003, an increase of 2%. The Company earned net income of $2.4 million during the three-month period ending March 31, 2004. However, the Company’s equity was decreased by dividends paid and declared that totaled $574,000.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2004, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2003, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 is included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $8 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	11.66%	10.18%
Total risk-based capital	8.00%	10.00%	12.91%	11.43%
Leverage ratio	4.00%	5.00%	10.74%	9.37%

Stock Repurchase Plan

In September of 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase, for cash, up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through March 31, 2004, at a total cost of $3.1 million. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities currently have an interest rate of

4.27%, a maturity date of May 15, 2033, and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.

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

Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude, and frequency of rate changes, customer reaction to rate changes, competitive response, changes in market conditions, the absolute level of interest rates, and management strategies, among other factors.

The results of the simulation model at March 31, 2004, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease in net interest income of approximately $138,000 over the next 12 months. Due to the fact that interest rates are at historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had the effect of decreasing net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

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

PART II - OTHER INFORMATION

ITEM TWO

CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)-(d)	Not applicable

(e)	There were no stock repurchases by the Company during the first quarter of 2004.

ITEM FIVE

OTHER INFORMATION

(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

ITEM SIX

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 21, 2004, the Company filed an 8-K dated January 21, 2004, enclosing a press release announcing its earnings for the fourth quarter ended December 31, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 5, 2004	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

May 5, 2004	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)