Form 10-Q
period 2004-06-30
NORTHRIM BANCORP INC
filed 2004-08-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes [X]  No [  ]

                 The number of shares of the issuer’s Common Stock outstanding at July 31, 2004 was 6,086,293.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
- June 30, 2004 (unaudited)	3
- December 31, 2003	3
- June 30, 2003 (unaudited)	3
Consolidated Statements of Income (unaudited)
- Three and six months ended June 30, 2004 and 2003	4
Consolidated Statements of Comprehensive Income (unaudited)
- Three and six months ended June 30, 2004 and 2003	5
Consolidated Statements of Cash Flows (unaudited)
- Six months ended June 30, 2004 and 2003	6
Notes to the Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

NORTHRIM BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2004, December 31, 2003, and June 30,2003

	June 30,	December 31,	June 30,
	2004	2003	2003
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$24,564	$31,298	$18,295
Money market investments	6,917	5,597	10,692
Investment securities held to maturity	945	945	1,080
Investment securities available for sale	58,624	70,717	68,474
Investment in Federal Home Loan Bank stock	1,401	1,546	1,706
Real estate loans for sale	0	1,395	39,703
Portfolio loans	617,151	599,724	551,098
Allowance for loan losses	(10,293)	(10,186)	(9,384)

Net loans	606,858	590,933	581,417
Premises and equipment, net	11,002	11,107	11,394
Accrued interest receivable	3,330	3,300	3,362
Intangible assets	6,818	7,002	7,186
Other assets	18,810	16,124	11,341

Total Assets	$739,269	$738,569	$714,947

LIABILITIES
Deposits:
Demand	$184,775	$179,461	$163,971
Interest-bearing demand	57,991	56,312	54,719
Savings	131,286	109,740	102,939
Money market	117,697	137,657	138,174
Certificates of deposit less than $100,000	63,095	66,913	70,553
Certificates of deposit greater than $100,000	87,689	96,114	97,554

Total deposits	642,533	646,197	627,910

Borrowings	5,327	5,143	5,423
Trust perferred securities	8,000	8,000	8,000
Other liabilities	5,220	3,944	3,475

Total Liabilities	661,080	663,284	644,808

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,085,657; 6,050,359 and 5,957,046 shares issued and outstanding at June 30, 2004, December 31, 2003, and June 30, 2003, respectively	6,085	6,050	5,957
Additional paid-in capital	45,763	45,615	44,814
Retained earnings	26,403	22,997	18,202
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	(62)	623	1,166

Total shareholders’ equity	78,189	75,285	70,139

Total Liabilities and Shareholders’ Equity	$739,269	$738,569	$714,947

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended:		Six Months Ended:
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$11,236	$10,652	$21,918	$21,148
Interest on investment securities:
Assets available for sale	593	665	1,246	1,443
Assets held to maturity	21	35	50	79
Interest on money market investments	9	45	20	61

Total Interest Income	11,859	11,397	23,234	22,731
Interest Expense
Interest expense on deposits and borrowings	1,580	1,728	3,063	3,512

Net Interest Income	10,279	9,669	20,171	19,219
Provision for loan losses	429	936	858	1,365

Net Interest Income After Provision for Loan Losses	9,850	8,733	19,313	17,854
Other Operating Income
Service charges on deposit accounts	443	478	874	924
Equity in earnings from RML	123	886	166	1,350
Equity in loss from Elliott Cove	(58)	(116)	(247)	(325)
Other income	447	529	998	991

Total Other Operating Income	955	1,777	1,791	2,940
Other Operating Expense
Salaries and other personnel expense	4,031	3,426	7,871	6,743
Occupancy, net	495	488	1,023	977
Equipment expense	327	369	691	748
Marketing expense	338	312	627	629
Intangible asset amortization expense	92	92	184	184
Other operating expense	1,224	1,499	2,744	3,084

Total Other Operating Expense	6,507	6,186	13,140	12,365

Income Before Income Taxes	4,298	4,324	7,964	8,429
Provision for income taxes	1,536	1,689	2,829	3,250

Net Income	$2,762	$2,635	$5,135	$5,179

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended:		Six Months Ended:
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,762	$2,635	$5,135	$5,179
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(660)	138	(596)	44
Less: reclassification adjustment for gains	89	29	89	81

Comprehensive Income	$2,013	$2,744	$4,450	$5,142

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended:
	June 30,
	2004	2003
	(unaudited)
	(Dollars in thousands)
Operating Activities
Net income	$5,135	$5,179
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains) losses	(151)	(137)
Depreciation and amortization of premises and equipment	557	609
Amortization of software	253	227
Intangible asset amortization	184	184
Deferred tax expense (benefit)	(1,046)	(418)
Deferral of loan fees and costs, net	197	(36)
Provision for loan losses	858	1,365
Equity in earnings from RML	(166)	(1,350)
Equity in loss from Elliott Cove	247	325
(Increase) decrease in accrued interest receivable	(30)	(170)
(Increase) decrease in other assets	(1,876)	(825)
Amortization of investment security premium, net of discount accretion	77	154
Increase (decrease) of other liabilities	698	343

Net Cash Provided by Operating Activities	4,937	5,450

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(10,333)	(28,435)
Proceeds from sales / maturities of securities:
Available-for-sale	21,816	38,169
Held-to-maturity	0	200
Investment in Federal Home Loan Bank stock, net	145	68
Investments in loans:
Sales of loans and loan participations	15,572	94,117
Loans made, net of repayments	(32,552)	(150,349)
Investment in Elliott Cove	0	(250)
Purchases of premises and equipment	(452)	(1,522)

Net Cash Provided (Used) by Investing Activities	(5,804)	(48,002)

Financing Activities
Increase (decrease) in deposits	(3,664)	1,495
Increase (decrease) in borrowings	184	(942)
(Increase) decrease loan to Elliott Cove	(375)	(125)
Net proceeds from issuance of common stock	183	39
Net proceeds from issuance of trust preferred securities	0	8,000
Repurchase of common stock	0	(1,977)
Dividends received from RML	277	906
Cash dividends paid	(1,152)	(1,437)

Net Cash Provided (Used) by Financing Activities	(4,547)	5,959

Net Increase (Decrease) in Cash and Cash Equivalents	(5,414)	(36,593)
Cash and cash equivalents at beginning of period	36,895	65,580

Cash and cash equivalents at end of period	$31,481	$28,987

Supplemental Information
Income taxes paid	$2,750	$3,550

Interest paid	$3,044	$3,516

Conversion of Elliott Cove loan to equity	$625	$0

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. STOCK REPURCHASE

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through June 30, 2004, at a total cost of $3.1 million. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The statement required that our trust preferred securities be treated as a liability.

4. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2004		December 31, 2003		June 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$239,335	39%	$220,774	37%	$201,743	34%
Construction/development	105,200	17%	102,311	17%	84,756	14%
Commercial real estate	237,150	38%	239,545	40%	223,966	38%
Consumer	37,652	6%	39,796	7%	41,849	7%
Other, net of unearned and discount	(2,186)	0%	(2,702)	0%	(1,216)	0%

Sub total	617,151		599,724		551,098
Real estate loans for sale	—	0%	1,395	0%	39,703	7%

Total loans	$617,151	100%	$601,119	100%	$590,801	100%

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$10,229	$8,828	$10,186	$8,476
Charge-offs:
Commercial	415	399	824	592
Construction/development	0	67	0	67
Consumer	26	41	48	43

Total charge-offs	441	507	872	702
Recoveries:
Commercial	31	89	67	189
Construction/development	10	0	10	0
Commercial real estate	0	13	0	26
Consumer	35	25	44	30

Total recoveries	76	127	121	245
Provision for loan losses	429	936	858	1,365

Balance at end of period	$10,293	$9,384	$10,293	$9,384

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Nonaccrual loans	$5,988	$7,426	$4,314
Accruing loans past due 90 days or more	2,541	2,283	3,952
Restructured loans	453	597	552

Total nonperforming loans	8,982	10,306	8,818
Real estate owned	—	—	99

Total nonperforming assets	$8,982	$10,306	$8,917

Allowance for loan losses	$10,293	$10,186	$9,384

At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had loans measured for impairment of $10.8 million, $13.2 million, and $13 million, respectively. A specific allowance of $521,000, $580,000, and $1.3 million, respectively, was established for these periods. The decrease in loans measured for impairment at June 30, 2004, as compared to June 30, 2003, and December 31, 2003, resulted in large part from the concentrated collection activities of the Company.

5. OTHER OPERATING INCOME

The Company owns a 30% interest in the profits and losses of Residential Mortgage LLC (“RML”), through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. RML was formed in 1998 and has offices throughout Alaska. The Company’s share of the earnings from RML decreased by $764,000 to $123,000 during the second quarter of 2004 as compared to $886,000 in the second quarter of 2003, primarily due to decreased refinance activity.

The Company owns a 49% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly-owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The balance outstanding on this commitment at December 31, 2003 was $475,000. During the first and second quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The outstanding balance on this commitment at June 30, 2004 was $225,000. In the second quarter of 2004, the Company converted its $625,000 loan commitment to an additional capital interest in Elliott Cove. The balance of this commitment at the time of this conversion was $625,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan, its interest in Elliott Cove increased from 43% to 49% between December 31, 2003 and June 30, 2004.

6. DEPOSIT ACTIVITIES

The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2004, the Company held $40 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).

7. EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the second quarter ending June 30, 2004 and 2003:

		Three Months
		2004	2003
		(Dollars in thousands, except per share data)
Net income	As reported	$2,762	$2,635
Less stock-based employee compensation		(46)	(50)

Net income	Pro forma	$2,716	$2,585

Earnings per share, basic	As reported	$0.45	$0.44
	Pro forma	$0.45	$0.43
Earnings per share, diluted	As reported	$0.44	$0.43
	Pro forma	$0.43	$0.42

		Six Months
		2004	2003
		(Dollars in thousands, except per share data)
Net income	As reported	$5,135	$5,179
Less stock-based employee compensation		(92)	(83)

Net income	Pro forma	$5,043	$5,096

Earnings per share, basic	As reported	$0.85	$0.86
	Pro forma	$0.83	$0.85
Earnings per share, diluted	As reported	$0.82	$0.84
	Pro forma	$0.80	$0.82

The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $4.71, $5.51, and $3.20, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividends of $0.38 per share, risk-free rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001—expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000—expected dividends of $0.20 per share, risk-fee interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years. In addition, the effective tax rate used to compute the net tax effect of the stock–based compensation for the six-month periods ending June 30, 2003, and June 30, 2004, was 40%.

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

OVERVIEW

GENERAL

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 49% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company. We also hold a 30% interest in the profits and losses of a residential mortgage company, Residential Mortgage LLC (“RML”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). RML was formed in 1998 and has offices throughout Alaska.

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

MARKET AREA

Since it opened for business in late 1990, the economies within the Company’s major markets have grown at a slow but steady pace. Employment growth in the Anchorage area, the Company’s largest market, has averaged between 1.5% and 2.5% for the past several years. The economy has benefited from steady population growth, increases in private and public construction projects, and a strong real estate market. Many of the private construction projects have been funded by large retailers headquartered outside of Alaska that have expanded their operations within the state to meet the demands of the growing population. In contrast, much of the publicly funded construction is for military defense projects at the four major military installations located in the Anchorage and Fairbanks areas as well as for the National Missile Defense project, a portion of which is being constructed at a former military base approximately 100 miles south of Fairbanks. In addition to these large capital projects, the economy has benefited from a strong real estate market that has been fueled in part by the historic drop in interest rates. As interest rates began to rise from their lows in the latter part of 2003, refinance activity within the real estate market began to slow which began to have a negative effect on the income the Company receives from its investment in RML. This trend has continued in 2004 as mortgage interest rates have remained above the levels experienced in 2003. As a result, mortgage refinance activity has declined which has caused RML’s earnings to decline in 2004.

The State of Alaska is very dependent upon the oil industry. Revenues from the oil industry fund 75% of the cost of state government in Alaska. Oil industry employment and spending levels have been declining for a number of years in the state. Moreover, oil production as measured by daily throughput through the Trans-Alaska oil pipeline has declined from a peak of two million barrels per day in 1989 to a current level of approximately one million barrels per day. As production has declined over time so to have revenues to the State of Alaska. As a result, in 11 out of the past 13 years, Alaska has had to draw from its savings accounts to balance its state budget. Although, the State had a small budget surplus for the fiscal year ending June 30, 2004 due to record high oil prices. The main account for the State’s savings draws has been the State’s Constitutional Budget Reserve, which has a current balance of approximately $2 billion. However, the State is projecting deficits of $400 million to $500 million plus over the next several years. The State has other sources available to it to support future expenditures such as earnings from its Permanent Fund, a $28 billion dollar fund created from oil royalties. However, in the past the State has lacked the political will to form a long-term plan to provide for a consistent, stable method of funding state government.

SECOND QUARTER RESULTS SUMMARY

At June 30, 2004, the Company had assets of $739.3 million and gross portfolio loans of $617.2 million, respectively, an increase of 3% and 12%, respectively, over the previous year. The Company’s net income and diluted earnings per share at June 30, 2004, were $2.8 million and $0.44, respectively, an increase of 5% and 2%, respectively, as compared to the same period in 2003. During the same time, the Company’s net interest income increased $610,000, or 6%, its provision for loan losses decreased $507,000, or 54%, its other operating income decreased $822,000, or 46%, and its operating expenses increased $321,000, or 5%. The growth in the Company’s net interest income was more than offset by the decline in other operating income. However, the Company’s provision for loan losses declined by 54% and its other operating expense increased by 5% as compared to a 6% increase in its net interest income, which helped to reverse the effects of the decline in the other operating income and contributed to the increase in its net income and diluted earnings per share.

RESULTS OF OPERATIONS

NET INCOME

Net income for the second quarter ended June 30, 2004, was $2.8 million, or $0.44 per diluted share, an increase in net income of 5%, and a 2% increase in diluted earnings per share as compared to $2.6 million and $0.43, respectively, in the same period of 2003.

Net income for the six months ended June 30, 2004, was $5.1 million, a decrease of $44,000, or 1% from the six months ended June 30, 2003. Diluted earnings per share were $0.82, compared to $0.84 in the same period in 2003. The relatively flat earnings for the six-month period ended June 30, 2004, reflects moderate growth in assets, loans, and deposits as well as a large decline in earnings from RML as compared to the six months ended June 30, 2003. The decline in earnings per share was affected by all of these factors.

NET INTEREST INCOME

Net interest income for the second quarter of 2004 increased $610,000, or 6%, to $10.3 million from $9.7 million in 2003. The following table compares average balances and rates for the second quarter and six-month period ending June 30, 2004 and 2003:

				Second Quarter
	Second Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Loans	$621,466	$552,291	$69,175	7.29%	7.76%	-0.47%
Short-term investments	4,392	16,011	(11,619)	0.79%	1.11%	-0.32%
Long-term investments	62,907	68,513	(5,606)	3.98%	4.15%	-0.17%

Interest-earning assets	688,765	636,815	51,950	6.95%	7.21%	-0.26%

Nonearning assets	53,844	49,429	4,415

Total	$742,609	$686,244	$56,365

Interest-bearing liabilities	$484,781	$462,735	$22,046	1.31%	1.51%	-0.20%
Demand deposits	175,559	150,789	24,770
Other liabilities	4,220	3,992	228
Equity	78,049	68,728	9,321

Total	$742,609	$686,244	$56,365

Net tax equivalent margin on earning assets				6.03%	6.11%	-0.08%

	Six Months			Six Months
	Average Balances			Average Yields/Costs
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Loans	$611,539	$543,736	$67,803	7.23%	7.87%	-0.64%
Short-term investments	4,861	10,804	(5,943)	0.82%	1.11%	-0.29%
Long-term investments	65,127	73,765	(8,638)	4.03%	4.19%	-0.16%

Interest-earning assets	681,527	628,305	53,222	6.88%	7.33%	-0.45%

Nonearning assets	53,402	48,260	5,142

Total	$734,929	$676,565	$58,364

Interest-bearing liabilities	$482,134	$456,404	$25,730	1.28%	1.56%	-0.28%
Demand deposits	171,231	147,740	23,491
Other liabilities	4,300	3,876	424
Equity	77,264	68,545	8,719

Total	$734,929	$676,565	$58,364

Net tax equivalent margin on earning assets				5.97%	6.19%	-0.22%

Interest-earning assets averaged $688.8 million for the second quarter of 2004, an increase of $52 million, or 8%, over the $636.8 million average for the comparable period in 2003. The tax equivalent yield on interest-earning assets averaged 6.95% in 2004, a decrease of 26 basis points from 7.21% for the same period in 2003.

Loans, the largest category of interest-earning assets, increased by $69.2 million, or 13%, to an average of $621.5 million in the second quarter of 2004 from $552.3 million in the same period of 2003. Commercial loans, real estate term loans and construction loans increased by $46.3 million, $20.3 million, and $19.3 million, respectively, on average between the second quarters. Consumer loans and real estate loans held for resale declined by $5.1 million and $11.4 million, respectively, on average during the same period. The tax equivalent yield on the loan portfolio averaged 7.29% for the second quarter of 2004, a decrease of 47 basis points from 7.76% a year ago. The drop in the yield on loans was due in part to borrowers taking advantage of historically low rates and refinancing their loans and also in part due to increasing competitive pricing pressures in the market.

Interest-bearing liabilities averaged $484.8 million for the second quarter of 2004, an increase of $22 million, or 5%, compared to $462.7 million for the same period in 2003. The average cost of interest-bearing liabilities decreased 20 basis points to 1.31% for the second quarter of 2004 compared to 1.51% for the second quarter of 2003. The decrease in the average cost of funds was largely due to the repricing of deposit accounts in response to the Federal Reserve’s rate reductions over the last two years. The weighted average life of the Company’s certificates of deposit is less than one year. As these deposits matured, they were repriced at lower interest rates. However, at the end of June of this year, the Federal Reserve began to increase short-term interest rates. As a result, the interest rates on certificates of deposit as well as other interest bearing deposit products have begun to increase. If these recent interest rate increases continue, this could cause an increase in the cost of the Company’s deposit accounts which could also have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 6.03% for the second quarter of 2004 and 6.11% for same period in 2003. The decline in the Company’s net interest margin was due to several factors. First, the Company received non-recurring prepayment fees of $122,000 in the second quarter of 2003 due to several commercial real estate loans that refinanced during the quarter. Second, the yield on the Company’s loans declined by 47 basis points as noted above. Finally, the lower yield on the Company’s assets was applied to a larger amount of average earning assets, which increased by $52 million, or 8%, and had the effect of decreasing the overall yield on earning assets.

OTHER OPERATING INCOME

Set forth below is a schedule of the components of and change in Other Operating Income between the second quarters and six-month periods ending June 30, 2004 and 2003:

	Second Quarter				Six Months
	2004	2003	$ Chg	% Chg	2004	2003	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$443	$478	($35)	-7%	$874	$924	($50)	-5%
Loan servicing fees	81	124	(43)	-35%	156	206	(50)	-24%
Merchant & credit card fees	103	91	12	13%	172	187	(15)	-8%
Electronic banking revenue	145	163	(18)	-11%	285	304	(19)	-6%
Equity in earnings from RML	123	886	(763)	-86%	166	1,350	(1,184)	-88%
Equity in loss from Elliott Cove	(58)	(116)	58	-50%	(247)	(325)	78	-24%
Security gains (losses)	0	49	(49)	-100%	151	157	(6)	-4%
Other	118	102	16	16%	234	137	97	71%

Total	$955	$1,777	($822)	-46%	$1,791	$2,940	($1,149)	-39%

Total other operating income for the second quarter of 2004 was $955,000, a decrease of $822,000 from the second quarter of 2003.

The Company’s share of the earnings from RML decreased by $764,000 to $122,000 during the second quarter of 2004 as compared to $886,000 in the second quarter of 2003, primarily due to decreased refinance activity. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in the second quarter of 2003. As mortgage rates began to increase in the third quarter of 2003 from the historically low levels experienced earlier in the year, the refinance activity began to decline, which resulted in lower earnings for RML. This trend continued in 2004 with mortgage interest rates rising above those experienced in 2003. As a result, refinance activity declined dramatically in 2004, which caused a large part of the decrease in earnings from RML.

The Company’s share of the loss from Elliott Cove was $58,000 for the second quarter of 2004. These losses reflect the start-up costs for Elliott Cove, which began active operations in the fourth quarter of 2002. The Company expects these losses to continue for several years while Elliott Cove builds its assets under management. In July 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The loan was converted to equity in Elliott Cove in the quarter ending June 2004. During the first and second quarters of 2004, additional investments were made in Elliott Cove by other investors. As a result of these additional investments and the Company’s conversion of its $625,000 loan to equity, the Company’s ownership interest in Elliott Cove increased from 43% to 49% between the second quarter of 2003 and the second quarter of 2004. In addition to the increased investment in Elliott Cove, in February of this year, the Company made a commitment to loan Elliott Cove $500,000 in the form of a one-year revolving line of credit. The balance outstanding on this commitment at June 30, 2004, was $225,000.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the second quarter of 2004 was $429,000, as compared to a provision for loan losses of $936,000 for the second quarter of 2003. Between December 31, 2003, and June 30, 2004, the Company decreased its nonperforming loans from $10.3 million to $9 million. As a result of this reduction in its nonperforming loans, the Company decreased its provision for loan losses and increased the ratio of its allowance for loan losses to nonperforming loans from 106% at June 30, 2003, to 115% at June 30, 2004. The allowance for loan losses was $10.3 million, or 1.67% of total portfolio loans outstanding, which excludes real estate loans for sale, at June 30, 2004, compared to $9.4 million, or 1.70%, of total portfolio loans, at June 30, 2003.

Charge-offs

There were $365,000 in net loan charge-offs during the second quarter of 2004, compared to $380,000 of net charge-offs for the same period in 2003. For the first six months of 2004, net loan charge-offs were $751,000, or 0.25% of average loans annualized, compared to net loan charge-offs of $457,000 for the same period in 2003.

Other Operating Expense

The following table breaks out the components of and changes in Other Operating Expense between the second quarters and six-month periods ending June 30, 2004 and 2003:

	Second Quarter				Six Months Ended
	2004	2003	$ Chg	% Chg	2004	2003	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$4,031	$3,426	$605	18%	$7,871	$6,743	$1,128	17%
Occupancy	495	488	7	1%	1,023	977	46	5%
Equipment	327	369	(42)	-11%	691	748	(57)	-8%
Marketing	338	312	26	8%	627	629	(2)	0%
Professional and outside services	226	302	(76)	-25%	459	570	(111)	-19%
Software amortization and maintenance	281	238	43	18%	536	473	63	13%
Intangible asset amortization-core deposit	92	92	—	0%	184	184	—	0%
Other expense	717	959	(242)	-25%	1,749	2,041	(292)	-14%

Total	$6,507	$6,186	$321	5%	$13,140	$12,365	$775	6%

Total other operating expense for the second quarter of 2004 was $6.5 million, an increase of $321,000 from the same period in 2003.

There were a number of major reasons for the changes within this category of expenses. First, salaries and benefits increased by $605,000, or 18%, due in large part to an increase in competition for key staff. Second, software amortization and maintenance expense increased by $43,000, or 18%, due to higher costs associated with larger investments in software. Third, professional and outside services decreased by $76,000, or 25%, as the company incurred lower legal costs. Finally, other expenses decreased by $242,000, or 25%, due to a variety of expense items declining during this period.

Income Taxes

The provision for income taxes decreased by $153,000, or 9%, to $1.5 million in the second quarter of 2004 compared to $1.7 million in the same period in 2003. The effective tax rates for the second quarter of 2004 and 2003 were 36% and 39%, respectively. The provision for income taxes decreased by $421,000, or 13%, to $2.8 million in the first six months of 2004 compared to $3.3 million in the same period in 2003. The effective tax rates for the first six months of 2004 and 2003 were 36% and 39%, respectively.

FINANCIAL CONDITION

ASSETS

Loans and Lending Activities

General: Our loan products include short- and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. We emphasize providing financial services to small-and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

Loans are the highest yielding component of earning assets. Average loans were $69.2 million, or 13%, greater in the second quarter of 2004 than in the same period of 2003. Loans comprised 90% of total average earning assets for the second quarter ending June 30, 2004, compared to 87% of total average earning assets for the second quarter ending June 30, 2003. The yield on loans averaged 7.29% for the quarter ended June 30, 2004, compared to 7.76% during the same period in 2003.

The loan portfolio, excluding real estate loans for sale, grew $66.1 million, or 12% from June 30, 2003, as compared to June 30, 2004. Commercial loans increased $37.6 million, or 19%, commercial real estate loans increased $13.2 million, or 6%, construction loans increased $20.4 million, or 24%, and consumer loans decreased $4.2 million, or 10%, during the second quarter of 2004 as compared to the same period in 2003. Funding for the growth in loans during the second quarter of 2004 came from a decrease in investments and an increase in noninterest-bearing and interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At June 30, 2004, these loans totaled zero compared to $39.7 million on June 30, 2003.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $617.2 million at June 30, 2004, from $599.7 million at December 31, 2003. At June 30, 2004, 43% of the portfolio was scheduled to mature over the next 12 months, and 23% was scheduled to mature between July 1, 2005, and June 30, 2009. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2004		December 31, 2003		June 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$239,335	39%	$220,774	37%	$201,743	34%
Construction/development	105,200	17%	102,311	17%	84,756	14%
Commercial real estate	237,150	38%	239,545	40%	223,966	38%
Consumer	37,652	6%	39,796	7%	41,849	7%
Other, net of unearned and discount	(2,186)	0%	(2,702)	0%	(1,216)	0%

Sub total	617,151		599,724		551,098
Real estate loans for sale	—	0%	1,395	0%	39,703	7%

Total loans	$617,151	100%	$601,119	100%	$590,801	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Nonaccrual loans	$5,988	$7,426	$4,314
Accruing loans past due 90 days or more	2,541	2,283	3,952
Restructured loans	453	597	552

Total nonperforming loans	8,982	10,306	8,818
Real estate owned	—	—	99

Total nonperforming assets	$8,982	$10,306	$8,917

Allowance for loan losses	$10,293	$10,186	$9,384

Nonperforming loans to portfolio loans	1.46%	1.72%	1.60%
Nonperforming assets to total assets	1.21%	1.40%	1.25%
Allowance to portfolio loans	1.67%	1.70%	1.70%
Allowance to nonperforming loans	115%	99%	106%

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

Total nonperforming loans at June 30, 2004, were $9 million, or 1.5% of total portfolio loans, a decrease of $1.3 million from $10.3 million at December 31, 2003, and an increase of $65,000 from $8.9 million at June 30, 2003. The decrease in the non-performing loans in the second quarter of 2004 as compared to December 31, 2003, was due in part to concentrated collection activities by the Company. In addition, the Company continues to write-down assets to their estimated fair market value when they are in a non-performing status.

At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had loans measured for impairment of $10.8 million, $13.2 million, and $13 million, respectively. A specific allowance of $521,000, $580,000, and $1.3 million, was established for these periods. The decrease in loans measured for impairment at June 30, 2004, as compared to June 30, 2003, and December 31, 2003, resulted in large part from the concentrated collection activities of the Company.

Potential Problem Loans: At June 30, 2004 and December 31, 2003, the Company had no potential problem loans, as compared to $2.8 million at June 30, 2003. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed serious doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $10.3 million, or 1.67% of total portfolio loans outstanding, at June 30, 2004, compared to $9.4 million, or 1.70%, of total portfolio loans at June 30, 2003. The Allowance for Loan Losses represented 115% of non-performing loans at June 30, 2004, as compared to 106% of non-performing loans at June 30, 2003. Management believes that at June 30, 2004, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions. Management anticipates additional provisions to the Allowance for Loan Losses in future periods due to expected growth in the loan portfolio and a perceived continued softening of the overall state and local economies.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Second Quarter		Six Months
	2004	2003	2004	2003
		(Dollars in thousands)
Balance at beginning of period	$10,229	$8,828	$10,186	$8,476
Charge-offs:
Commercial	415	399	824	592
Construction/development	0	67	0	67
Consumer	26	41	48	43

Total charge-offs	441	507	872	702
Recoveries:
Commercial	31	89	67	189
Construction/development	10	0	10	0
Commercial real estate	0	13	0	26
Consumer	35	25	44	30

Total recoveries	76	127	121	245
Provision for loan losses	429	936	858	1,365

Balance at end of period	$10,293	$9,384	$10,293	$9,384

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $61 million at June 30, 2004, a decrease of $12.2 million, or 17%, from $73.2 million at December 31, 2003, and a decrease of $10.3 million, or 14%, from $71.3 million at June 30, 2003. Investment securities designated as available for sale comprised 96% of the investment portfolio at June 30, 2004, 97% at December 31, 2003, and 96% at June 30, 2003, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2004, $16 million in securities, or 26%, of the investment portfolio was pledged, as compared to $16.8 million, or 23%, at December 31, 2003, and $51.6 million, or 72%, at June 30, 2003.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits decreased $3.7 million to $642.5 million at June 30, 2004, down from $646.2 million at December 31, 2003, but increased $14.6 million from $627.9 million at June 30, 2003. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2004, the Company had $150.8 million in certificates of deposit, of which $120.1 million, or 80%, are scheduled to mature over the next 12 months compared to $126.1 million, or 77%, at December 31, 2003, and to $127.5 million, or 76%, one year ago.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	June 30, 2004		December 31, 2003		June 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Remaining maturity:
Three months or less	$45,211	30%	$61,505	38%	$21,081	13%
Over three through six months	36,416	24%	23,097	14%	68,087	41%
Over six through twelve months	38,477	26%	41,505	25%	38,365	23%
Over twelve months	30,680	20%	36,920	23%	40,574	24%

Total	$150,784	100%	$163,027	100%	$168,107	100%

Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2004, the Company held $40 million in certificates of deposit for the Alaska Permanent Fund, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At June 30, 2004, the Company’s maximum borrowing line from the FHLB was $75.1 million, approximately 10% of the Company’s assets. At June 30, 2004, there was $3.2 million outstanding on the line and an additional $40 million committed to secure public deposits, compared to an outstanding balance of $3.4 million and additional commitments of $40.7 million at December 31, 2003. Additional advances are dependent on availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $2.1 million in other borrowings outstanding at June 30, 2004, as compared to $1.7 million in other borrowings outstanding at December 31, 2003, in each time period the other borrowings were split between security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowing: At June 30, 2004, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $78.2 million at June 30, 2004, compared to $75.3 million at December 31, 2003, an increase of 4%. The Company earned net income of $5.1 million during the six-month period ending June 30, 2004. However, the Company’s equity was decreased by dividends paid and declared that totaled $1.7 million.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2004, the Company and the Bank met all applicable capital adequacy requirements.

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

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	11.85%	10.31%
Total risk-based capital	8.00%	10.00%	13.10%	11.56%
Leverage ratio	4.00%	5.00%	10.79%	9.39%

Stock Repurchase Plan

In September of 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase, for cash, up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through June 30, 2004, at a total cost of $3.1 million. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

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

The results of the simulation model at June 30, 2004, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.1 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $62,000 over the next 12 months. Due to the fact that interest rates are at historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had only a modest positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

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

PART II – OTHER INFORMATION

ITEM TWO

CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)-(d) Not applicable

(e)	There were no stock repurchases by the Company during the second quarter of 2004.

ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 6, 2004. The matters voted on by shareholders were (1) the election of directors and (2) the proposal to approve the Company’s 2004 Stock Incentive Plan.

1. ELECTION OF DIRECTORS

The following individuals were nominated and elected by the shareholders to serve as directors until the 2005 election of directors or until their successors are elected and have qualified:

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Frank A. Danner	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Anthony Drabek	Joseph E. Usibelli
Christopher N. Knudson

DIRECTOR	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES
CASH, LARRY S.	5,820,323	16,225	5,836,548	216,121	6,052,669
COPELAND, MARK G.	5,786,065	50,483	5,836,548	216,121	6,052,669
DANNER, FRANK A.	4,610,650	1,225,898	5,836,548	216,121	6,052,669
DAVIS, RONALD A.	5,818,279	18,269	5,836,548	216,121	6,052,669
DRABEK, ANTHONY	5,785,488	51,060	5,836,548	216,121	6,052,669
KNUDSON, CHRISTOPHER N.	4,607,551	1,228,997	5,836,548	216,121	6,052,669
LANGLAND, R. MARC	4,607,848	1,228,700	5,836,548	216,121	6,052,669
LOWELL, RICHARD L.	5,785,183	51,365	5,836,548	216,121	6,052,669
ROWAN, IRENE SPARKS	5,813,985	22,563	5,836,548	216,121	6,052,669
SWALLING, JOHN C.	5,820,455	16,093	5,836,548	216,121	6,052,669
USIBELLI, JOSEPH E.	5,809,190	27,358	5,836,548	216,121	6,052,669

2.	THE NORTHRIM BANCORP, INC. 2004 STOCK INCENTIVE PLAN

The Board of Directors believes that a stock incentive plan for key employees is desirable to attract and retain the best-qualified people available to assist in the ongoing management of the Company.

Accordingly, the Northrim BanCorp, Inc. 2004 Stock Incentive Plan (the “Plan”) was adopted by the Compensation Committee on February 12, 2004, and as further recommended by the Committee, approved by the unanimous written consent of the Board of Directors of Northrim BanCorp, Inc., subject to shareholder approval.

The Plan was approved by the shareholders on May 6, 2004. A copy of the Plan was attached to the Company’s Annual Report on Form 10-K as “Exhibit 10.10” filed with the Securities and Exchange Commission on March 15, 2004.

FOR	AGAINST	ABSTAIN	VOTES CAST	NON VOTES	TOTAL SHARES
3,963,022	394,285	64,987	4,422,294	1,630,375	6,052,669

ITEM FIVE

OTHER INFORMATION

(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

ITEM SIX

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 15, 2004, the Company filed an 8-K dated April 14, 2004, enclosing a press release announcing its earnings for the first quarter ended March 31, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
August 5, 2004	By /s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 5, 2004	By /s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)