Form 10-Q
period 2004-09-30
NORTHRIM BANCORP INC
filed 2004-11-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [  ]

The number of shares of the issuer’s Common Stock outstanding at November 5, 2004 was 6,087,470.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
- September 30, 2004 (unaudited)	3
- December 31, 2003 (unaudited)	3
- September 30, 2003 (unaudited)	3
Consolidated Statements of Income (unaudited)
- Three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Comprehensive Income (unaudited)
- Three and nine months ended September 30, 2004 and 2003	5
Consolidated Statements of Cash Flows (unaudited)
- Nine months ended September 30, 2004 and 2003	6
Notes to the Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial	12
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About	25
Market Risk
Item 4. Controls and Procedures	26
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5. Other Information	27
Item 6. Exhibits	27
SIGNATURES	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

NORTHRIM BANCORP, INC.

PART I — FINANCIAL INFORMATION
ITEM ONE

NORTHRIM BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2004, December 31, 2003, and September 30,2003

	September 30,	December 31,	September 30,
	2004	2003	2003
	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$26,649	$31,298	$27,675
Money market investments	19,573	5,597	32,222
Investment securities held to maturity	889	945	1,080
Investment securities available for sale	62,835	70,717	60,276
Investment in Federal Home Loan Bank stock	1,414	1,546	1,526
Real estate loans for sale	465	1,395	2,566
Portfolio loans	644,267	599,724	583,233
Allowance for loan losses	(10,692)	(10,186)	(9,915)

Net loans	634,040	590,933	575,884
Premises and equipment, net	10,742	11,107	11,154
Accrued interest receivable	3,361	3,300	3,353
Intangible assets	6,726	7,002	7,094
Other assets	19,785	16,124	15,795

Total Assets	$786,014	$738,569	$736,059

LIABILITIES
Deposits:
Demand	$186,577	$179,461	$178,850
Interest-bearing demand	61,989	56,312	55,980
Savings	161,039	109,740	100,160
Money market	135,763	137,657	144,993
Certificates of deposit less than $100,000	61,296	66,913	68,267
Certificates of deposit greater than $100,000	80,425	96,114	95,921

Total deposits	687,089	646,197	644,171

Borrowings	4,960	5,143	5,646
Trust perferred securities	8,000	8,000	8,000
Other liabilities	4,789	3,944	5,744

Total Liabilities	704,838	663,284	663,561

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,087,470; 6,050,359 and 5,984,318 shares issued and outstanding at September 30, 2004, December 31, 2003, and September 30, 2003, respectively	6,087	6,050	5,984
Additional paid-in capital	45,783	45,615	44,747
Retained earnings	29,099	22,997	20,921
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	207	623	846

Total shareholders’ equity	81,176	75,285	72,498

Total Liabilities and Shareholders’ Equity	$786,014	$738,569	$736,059

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$11,437	$10,908	$33,355	$32,056
Interest on investment securities:
Assets available for sale	580	635	1,826	2,078
Assets held to maturity	23	33	73	112
Interest on money market investments	79	26	99	87

Total Interest Income	12,119	11,602	35,353	34,333
Interest Expense
Interest expense on deposits and borrowings	1,920	1,613	4,983	5,125

Net Interest Income	10,199	9,989	30,370	29,208
Provision for loan losses	143	1,373	1,001	2,738

Net Interest Income After Provision for Loan Losses	10,056	8,616	29,369	26,470
Other Operating Income
Service charges on deposit accounts	439	460	1,313	1,384
Equity in earnings from RML	15	1,018	181	2,368
Equity in loss from Elliott Cove	(110)	(105)	(357)	(430)
Other income	541	552	1,539	1,543

Total Other Operating Income	885	1,925	2,676	4,865
Other Operating Expense
Salaries and other personnel expense	3,794	3,726	11,664	10,469
Occupancy, net	542	502	1,564	1,480
Equipment expense	325	361	1,016	1,109
Marketing expense	340	312	967	941
Intangible asset amortization expense	92	92	276	276
Other operating expense	1,452	1,157	4,198	4,239

Total Other Operating Expense	6,545	6,150	19,685	18,514

Income Before Income Taxes	4,396	4,391	12,360	12,821
Provision for income taxes	1,699	1,672	4,528	4,922

Net Income	$2,697	$2,719	$7,832	$7,899

Earnings Per Share, Basic	$0.44	$0.46	$1.29	$1.32
Earnings Per Share, Diluted	$0.43	$0.44	$1.25	$1.27
Weighted Average Shares Outstanding, Basic	6,086,677	5,962,366	6,075,439	5,986,253
Weighted Average Shares Outstanding, Diluted	6,259,297	6,218,140	6,269,060	6,206,154

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended:		Nine Months Ended:
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,697	$2,719	$7,832	$7,899
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	269	(227)	(328)	(183)
Less: reclassification adjustment for gains	—	93	89	175

Comprehensive Income	$2,966	$2,399	$7,415	$7,541

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended:
	September 30,
	2004	2003
	(unaudited)
	(Dollars in thousands)
Operating Activities
Net income	$7,832	$7,899
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Security (gains)	(151)	(292)
Depreciation and amortization of premises and equipment	841	915
Amortization of software	424	338
Intangible asset amortization	276	276
Amortization of investment security premium, net of discount accretion	117	218
Deferred tax expense (benefit)	(1,244)	(1,346)
Deferral of loan fees and costs, net	320	43
Provision for loan losses	1,001	2,738
Equity in earnings from RML	(181)	(2,368)
Equity in loss from Elliott Cove	357	430
(Increase) in accrued interest receivable	(61)	(161)
(Increase) in other assets	(2,292)	(3,944)
Increase of other liabilities	845	2,648

Net Cash Provided by Operating Activities	8,084	7,394

Investing Activities
Investment in securities:
Purchases of investment securities:
Available-for-sale	(20,338)	(37,168)
Proceeds from sales / maturities of securities:
Available-for-sale	27,546	54,835
Held-to-maturity	56	200
Investment in Federal Home Loan Bank stock, net	132	247
Investments in loans:
Sales of loans and loan participations	18,070	142,994
Loans made, net of repayments	(62,498)	(195,145)
Investment in Elliott Cove	(250)	(250)
Purchases of premises and equipment	(476)	(1,588)

Net Cash (Used) by Investing Activities	(37,758)	(35,875)

Financing Activities
Increase in deposits	40,892	17,756
(Decrease) in borrowings	(183)	(719)
Net loans to Elliott Cove	(550)	(375)
Net proceeds from issuance of common stock	205	242
Net proceeds from issuance of trust preferred securities	0	8,000
Repurchase of common stock	0	(2,219)
Dividends received from RML	367	1,551
Cash dividends paid	(1,730)	(1,438)

Net Cash Provided by Financing Activities	39,001	22,798

Net Increase (Decrease) in Cash and Cash Equivalents	9,327	(5,683)
Cash and cash equivalents at beginning of period	36,895	65,580

Cash and cash equivalents at end of period	$46,222	$59,897

Supplemental Information
Income taxes paid	$4,575	$5,550

Interest paid	$5,014	$5,182

Conversion of Elliott Cove loan to equity	$625	$0

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2004 and 2003

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2004, are not necessarily indicative of the results anticipated for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. STOCK REPURCHASE

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. The Company purchased 224,800 shares of its stock under this program through September 30, 2004, at a total cost of $3.1 million. However, the Company has not repurchased any of these shares in 2004. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

3. ACCOUNTING PRONOUNCEMENTS

None.

4. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2004		December 31, 2003		September 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$238,987	37%	$220,774	37%	$219,882	38%
Construction/development	115,859	18%	102,311	17%	98,644	17%
Commercial real estate	252,465	39%	239,545	40%	224,767	38%
Consumer	38,944	6%	39,796	7%	42,061	7%
Other, net of unearned and discount	(1,988)	0%	(2,702)	0%	(2,121)	0%

Sub total	644,267		599,724		583,233
Real estate loans for sale	465	0%	1,395	0%	2,566	0%

Total loans	$644,732	100%	$601,119	100%	$585,799	100%

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months
	2004	2003	2004	2003
		(Dollars in thousands)
Balance at beginning of period	$10,293	$9,384	$10,186	$8,476
Charge-offs:
Commercial	3	792	827	1,384
Construction/development	0	41	0	109
Commercial real estate	0	18	0	18
Consumer	34	25	82	69

Total charge-offs	37	876	909	1,580
Recoveries:
Commercial	118	19	185	207
Construction/development	162	0	172	0
Commercial real estate	0	13	0	39
Consumer	13	2	57	35

Total recoveries	293	34	414	281
Provision for loan losses	143	1,373	1,001	2,738

Balance at end of period	$10,692	$9,915	$10,692	$9,915

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Nonaccrual loans	$6,879	$7,426	$7,043
Accruing loans past due 90 days or more	1,046	2,283	2,666
Restructured loans	443	597	639

Total nonperforming loans	8,368	10,306	10,348
Real estate owned	0	0	99

Total nonperforming assets	$8,368	$10,306	$10,447

Allowance for loan losses	$10,692	$10,186	$9,915

Nonperforming loans to portfolio loans	1.30%	1.72%	1.77%
Nonperforming assets to total assets	1.06%	1.40%	1.42%
Allowance to portfolio loans	1.66%	1.70%	1.70%
Allowance to nonperforming loans	128%	99%	96%

At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had loans measured for impairment of $7.9 million, $13.2 million, and $15.6 million, respectively. A specific allowance of $576,000, $580,000, and $1.1 million, respectively, was established for these periods. The decrease in loans measured for impairment at September 30, 2004, as compared to September 30, 2003, and December 31, 2003, resulted in large part from the concentrated collection activities of the Company.

5. INVESTMENT SECURITIES

Investment securities, which include Federal Home Loan Bank stock, totaled $65.1 million at September 30, 2004, a decrease of $8.1 million, or 11%, from $73.2 million at December 31, 2003, and an increase of $2.2 million, or 4%, from $62.9 million at September 30, 2003. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2004, 97% at December 31, 2003, and 96% at September 30, 2003, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2004, $20.8 million in securities, or 32%, of the investment portfolio was pledged, as compared to $16.8 million, or 23%, at December 31, 2003, and $27 million, or 43%, at September 30, 2003.

6. OTHER OPERATING INCOME

Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $1 million to $15,000 during the third quarter of 2004 as compared to $1 million in the third quarter of 2003, primarily due to decreased refinance activity, coupled with strong competition for mortgages and key personnel.

The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The amount loaned on this commitment at December 31, 2003 was $475,000. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The balance outstanding on this commitment at September 30, 2004 was $400,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and September 30, 2004.

7. DEPOSIT ACTIVITIES

The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2004, the Company held $30 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).

8. EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the third quarter ending September 30, 2004 and 2003:

		Three Months
		2004	2003
		(Dollars in thousands, except per share data)
Net income	As reported	$2,697	$2,719
Less stock-based employee compensation		(46)	(58)

Net income	Pro forma	$2,651	$2,661

Earnings per share, basic	As reported	$0.44	$0.46
	Pro forma	$0.44	$0.45
Earnings per share, diluted	As reported	$0.43	$0.44
	Pro forma	$0.42	$0.43

		Nine Months
		2004	2003
		(Dollars in thousands, except per share data)
Net income	As reported	$7,832	$7,899
Less stock-based employee compensation		(139)	(141)

Net income	Pro forma	$7,693	$7,758

Earnings per share, basic	As reported	$1.29	$1.32
	Pro forma	$1.27	$1.30
Earnings per share, diluted	As reported	$1.25	$1.27
	Pro forma	$1.23	$1.25

The per share weighted-average fair value of stock options granted during April 2003, October 2001, and October 2000, was $4.71, $5.51, and $3.20, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividends of $0.38 per share, risk-free rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001—expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years; 2000—expected dividends of $0.20 per share, risk-fee interest rate of 5.87%, volatility of 32.1%, and an expected life of 10 years. In addition, the effective tax rate used to compute the net tax effect of the stock–based compensation for the nine-month periods ending September 30, 2003, and September 30, 2004, was 40%.

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

OVERVIEW

GENERAL

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska.

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

We are headquartered in Anchorage and have 10 branch locations: seven in Anchorage, and one each in Fairbanks, Eagle River and Wasilla. In addition, we opened a loan production office (“LPO”) in Seattle, Washington in the second quarter of 2004 that will focus on asset-based lending and operate under the name of Northrim Funding Services, a division of Northrim Bank. The LPO is in the start-up stage and is expected to begin selling its products in the fourth quarter of 2004. Through the branch locations and the LPO, we offer a wide array of commercial bank loan and deposit products, asset-based lending products, investment products, and electronic banking services over the Internet.

BUSINESS STRATEGY

The Company’s goal is to improve earnings and increase shareholder value by implementing a number of strategies that are designed to increase its market share within its major markets that include the areas surrounding Anchorage, Fairbanks, and the Matanuska-Susitna Borough. To achieve these objectives, the Company is pursing the following strategies:

•	Providing Customer First Service: The Company provides a high level of customer service. The Company’s guiding principle is to serve its market areas by operating with a “Customer First Service” philosophy, affording its customers the highest priority in all aspects of its operations. This “Customer First Service” philosophy is combined with the Company’s emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: The Company focuses on providing commercial lending products and services, and emphasizing relationship banking with businesses and professional individuals. The Company believes that its focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: The Company is a major land development and residential construction lender and an active lender in the commercial real estate market. The Company believes that its willingness to provide these services in a professional and responsive manner has contributed significantly to its growth.

•	Pursuing Strategic Opportunities for Additional Growth: The Company plans to affect its growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, the Company conducted extensive sales training and developed a comprehensive approach to sales. The Company’s goal throughout this process is to increase and broaden the relationships that it has with new and existing customers and to continue to increase its market share.

MARKET AREA

Since it opened for business in late 1990, the economies within the Company’s major markets have grown at a slow but steady pace. Employment growth in the Anchorage area, the Company’s largest market, has averaged between 1.5% and 2.5% for the past several years. The economy has benefited from steady population growth, increases in private and public construction projects, and a strong real estate market. Many of the private construction projects have been funded by large retailers headquartered outside of Alaska that have expanded their operations within the state to meet the demands of the growing population. In contrast, much of the publicly funded construction is for military defense projects at the four major military installations located in the Anchorage and Fairbanks areas as well as for the National Missile Defense project, a portion of which is being constructed at a former military base approximately 100 miles south of Fairbanks. In addition to these large capital projects, the economy has benefited from a strong real estate market that has been fueled in part by the historic drop in interest rates. As interest rates began to rise from their lows in the latter part of 2003, refinance activity within the real estate market began to slow which began to have a negative effect on the income the Company receives from its investment in RML. This trend has continued in 2004 as mortgage interest rates have remained at or above the levels experienced in 2003. As a result, mortgage refinance activity has declined which has caused RML’s earnings to decline in 2004.

The State of Alaska is very dependent upon the oil industry. Revenues from the oil industry fund more than 80% of the cost of state government in Alaska. Oil industry employment and spending levels have been declining for a number of years in the state. Moreover, oil production as measured by daily throughput through the Trans-Alaska oil pipeline has declined from a peak of two million barrels per day in 1989 to a current level of approximately one million barrels per day. As production has declined over time so to have revenues to the State of Alaska. As a result, in 11 out of the past 13 years, Alaska has had to draw from its savings accounts to balance its state budget. However, the State had a small budget surplus for the fiscal year ending June 30, 2004 due to record high oil prices. In addition, due to the continuation of these high oil prices, the State is projecting a budget surplus for fiscal year ending June 30, 2005. In addition, the main savings account for the State, the Constitutional Budget Reserve, which has a current balance of approximately $2 billion, has been the main account from which the State has drawn funds to balance its budget.

THIRD QUARTER RESULTS SUMMARY

At September 30, 2004, the Company had assets of $786 million and gross portfolio loans of $644.3 million, respectively, an increase of 7% and 10%, respectively, as compared to the balances for these accounts at September 30, 2003. The Company’s net income and diluted earnings per share at September 30, 2004, were $2.7 million and $0.43, respectively, a decrease of 1% and 2%, respectively, as compared to the same period in 2003. During the same time, the Company’s net interest income increased $210,000, or 2%, its provision for loan losses decreased $1.2 million, or 90%, its other operating income decreased $1 million, or 54%, and its operating expenses increased $395,000, or 6%. The growth in the Company’s net interest income was more than offset by the increase in other operating expense. However, the Company’s provision for loan losses declined by 90% due to improving credit quality and loan recoveries, which more than offset the decline in other operating income. This led to a slight decline of $22,000 in net earnings and a decline of 2% in diluted earnings per share.

RESULTS OF OPERATIONS

NET INCOME

Net income for the third quarter ended September 30, 2004, was $2.7 million, or $0.43 per diluted share, a decrease in net income of 1%, and a 2% decrease in diluted earnings per share as compared to $2.7 million and $0.44, respectively, in the same period of 2003.

Net income for the nine months ended September 30, 2004, was $7.8 million, a decrease of $67,000, or 1% from the nine months ended September 30, 2003. Diluted earnings per share were $1.25, compared to $1.27 in the same period in 2003. The relatively flat earnings for the nine-month period ended September 30, 2004, reflects moderate growth in assets, loans, and deposits as well as a large decline in earnings from RML as compared to the nine months ended September 30, 2003. The decline in earnings per share was affected by all of these factors.

NET INTEREST INCOME

Net interest income for the third quarter of 2004 increased $210,000, or 2%, to $10.2 million from $10 million in 2003. The following table compares average balances and rates for the third quarter and nine-month periods ending September 30, 2004 and 2003:

				Third Quarter
	Third Quarter			Average Yields / Costs
	Average Balances			Tax Equivalent
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Loans	$626,891	$596,018	$30,873	7.28%	7.30%	-0.02%
Short-term investments	23,328	11,525	11,803	1.31%	0.89%	0.42%
Long-term investments	63,856	65,908	(2,052)	3.78%	4.05%	-0.27%

Interest-earning assets	714,075	673,451	40,624	6.77%	6.87%	-0.10%

Nonearning assets	55,877	52,579	3,298

Total	$769,952	$726,030	$43,922

Interest-bearing liabilities	$492,505	$484,623	$7,882	1.55%	1.32%	0.23%
Demand deposits	192,369	165,756	26,613
Other liabilities	5,232	3,911	1,321
Equity	79,846	71,740	8,106

Total	$769,952	$726,030	$43,922

Net tax equivalent margin on earning assets				5.70%	5.92%	-0.22%

	Nine Months			Nine Months
	Average Balances			Average Yields / Costs
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)
Loans	$616,693	$561,354	$55,339	7.25%	7.67%	-0.42%
Short-term investments	11,062	11,047	15	1.17%	1.04%	0.13%
Long - term investments	64,701	71,118	(6,417)	3.95%	4.15%	-0.20%

Interest-earning assets	692,456	643,519	48,937	6.84%	7.17%	-0.33%

Nonearning assets	54,233	49,735	4,498

Total	$746,689	$693,254	$53,435

Interest-bearing liabilities	$485,616	$465,893	$19,723	1.37%	1.47%	-0.10%
Demand deposits	178,329	153,767	24,562
Other liabilities	4,613	3,858	755
Equity	78,131	69,736	8,395

Total	$746,689	$693,254	$53,435

Net tax equivalent margin on earning assets				5.88%	6.10%	-0.22%

Interest-earning assets averaged $714.1 million for the third quarter of 2004, an increase of $40.6 million, or 6%, over the $673.5 million average for the comparable period in 2003. The tax equivalent yield on interest-earning assets averaged 6.77% in 2004, a decrease of 10 basis points from 6.87% for the same period in 2003.

Loans, the largest category of interest-earning assets, increased by $30.9 million, or 5%, to an average of $626.9 million in the third quarter of 2004 from $596 million in the same period of 2003. Commercial loans, real estate term loans and construction loans increased by $25 million, $18.7 million, and $14.5 million, respectively, on average between the third quarters. Consumer loans and real estate loans held for resale declined by $3.7 million and $23.2 million, respectively, on average during the same period. The tax equivalent yield on the loan portfolio averaged 7.28% for the third quarter of 2004, a decrease of 2 basis points from 7.30% a year ago. Loan rates have remained steady despite the recent increase in short-term interest rates mainly due to competitive pressures.

Interest-bearing liabilities averaged $492.5 million for the third quarter of 2004, an increase of $7.9 million, or 2%, compared to $484.6 million for the same period in 2003. The average cost of interest-bearing liabilities increased 23 basis points to 1.55% for the third quarter of 2004 compared to 1.32% for the third quarter of 2003. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. As a result, the interest rates on interest bearing deposit products have begun to increase. If these recent interest rate increases continue, this could continue to increase the cost of the Company’s deposit accounts, which could also continue to have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.70% for the third quarter of 2004 and 5.92% for the same period in 2003. The decline in the Company’s net interest margin was due to declines in loan rates and investment yields and an increase in deposit costs. The deposit costs have been more sensitive to changes in short-term interest rates while the loan yields have remained constant in the face of competitive pressures.

OTHER OPERATING INCOME

Set forth below is a schedule of the components of and change in Other Operating Income between the third quarters and nine-month periods ending September 30, 2004 and 2003:

	Third Quarter				Nine Months
	2004	2003	$Chg	% Chg	2004	2003	$Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$439	$460	($21)	-5%	$1,313	$1,384	($71)	-5%
Loan servicing fees	90	91	(1)	-1%	246	298	(52)	-17%
Merchant & credit card fees	134	98	36	37%	306	285	21	7%
Electronic banking revenue	153	118	35	30%	438	422	16	4%
Equity in earnings from RML	15	1,018	(1,003)	-99%	181	2,368	(2,187)	-92%
Equity in loss from Elliott Cove	(110)	(105)	(5)	5%	(357)	(430)	73	-17%
Security gains (losses)	0	155	(155)	-100%	151	292	(141)	-48%
Other	164	90	74	82%	398	246	152	62%

Total	$885	$1,925	($1,040)	-54%	$2,676	$4,865	($2,189)	-45%

Total other operating income for the third quarter of 2004 was $885,000, a decrease of $1 million from the third quarter of 2003.

During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%.

The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $1 million to $15,000 during the third quarter of 2004 as compared to $1 million in the third quarter of 2003, primarily due to decreased refinance activity combined with strong competition for mortgage volume and key personnel. The large decrease in interest rates and a strong residential housing market fueled increases in mortgage originations from refinances and home purchase loans in the third quarter of 2003. As mortgage rates began to increase in the third quarter of 2003 from the historically low levels experienced earlier in the year, the refinance activity began to decline, which resulted in lower earnings for RML. This trend continued in 2004 with mortgage interest rates rising above those experienced in 2003. As a result, refinance activity declined dramatically in 2004, which caused a large part of the decrease in earnings from RML Holding Company.

The Company’s share of the loss from Elliott Cove was $110,000 for the third quarter of 2004. These losses reflect the start-up costs for Elliott Cove, which began active operations in the fourth quarter of 2002. The Company expects the losses to continue for several years while Elliott Cove builds its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The amount loaned on this commitment at December 31, 2003 was $475,000. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The balance outstanding on this commitment at September 30, 2004 was $400,000. Finally, in the third quarter of 2004, the Company made an additional investment of $250,000 in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and September 30, 2004.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the third quarter of 2004 was $143,000, as compared to a provision for loan losses of $1.4 million for the third quarter of 2003. Between December 31, 2003, and September 30, 2004, the Company decreased its nonperforming loans from $10.3 million to $8.4 million. As a result of this reduction in its nonperforming loans and realized loan recoveries, the Company decreased its provision for loan losses and increased the ratio of its allowance for loan losses to nonperforming loans from 96% at September 30, 2003, to 128% at September 30, 2004. The allowance for loan losses was $10.7 million, or 1.66% of total portfolio loans outstanding, which excludes real estate loans for sale, at September 30, 2004, compared to $9.9 million, or 1.70%, of total portfolio loans, at September 30, 2003.

Charge-offs

There was $256,000 in net loan recoveries during the third quarter of 2004, compared to $842,000 of net charge-offs for the same period in 2003. For the first nine months of 2004, net loan charge-offs were $495,000, or 0.11% of average loans annualized, compared to net loan charge-offs of $1.3 million, or ..31% of average loans annualized for the same period in 2003.

Other Operating Expense

The following table breaks out the components of and changes in Other Operating Expense between the third quarters and nine-month periods ending September 30, 2004 and 2003:

	Third Quarter				Nine Months Ended
	2004	2003	$Chg	% Chg	2004	2003	$Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$3,794	$3,726	$68	2%	$11,664	$10,469	$1,195	11%
Occupancy	542	502	40	8%	1,564	1,480	84	6%
Equipment	325	361	(36)	-10%	1,016	1,109	(93)	-8%
Marketing	340	312	28	9%	967	941	26	3%
Professional and outside services	202	138	64	46%	661	708	(47)	-7%
Software amortization and maintenance	301	246	55	22%	838	719	119	17%
Intangible asset amortization-core deposit	92	92	0	0%	276	276	0	0%
Other expense	949	773	176	23%	2,699	2,812	(113)	-4%

Total	$6,545	$6,150	$395	6%	$19,685	$18,514	$1,171	6%

Total other operating expense for the third quarter of 2004 was $6.5 million, an increase of $395,000 from the same period in 2003.

There were a number of major reasons for the changes within this category of expenses. First, salaries and benefits increased by $68,000, or 2%, due to salary increases driven by competitive pressures and partially offset by declines in medical costs and incentive accruals. Second, professional and outside services increased by $64,000, or 46%, as the company incurred higher legal fees as compared to the third quarter of 2003 when it received an insurance settlement for costs associated with a lawsuit. Third, software amortization and maintenance expense increased by $55,000, or 22%, due to higher costs associated with larger investments in software and the write-off of a discontinued software system. Finally, other expense increased by $176,000 or 23% due to a variety of expense items during this period.

Income Taxes

The provision for income taxes increased by $27,000, or 2%, to $1.7 million in the third quarter of 2004 compared to $1.7 million in the same period in 2003. The effective tax rates for the third quarter of 2004 and 2003 were 39% and 38%, respectively. The provision for income taxes decreased by $394,000, or 8%, to $4.5 million in the first nine months of 2004 compared to $4.9 million in the same period in 2003. The effective tax rates for the first nine months of 2004 and 2003 were 37% and 38%, respectively.

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

Loans are the highest yielding component of earning assets. Average loans were $30.9 million, or 5%, greater in the third quarter of 2004 than in the same period of 2003. Loans comprised 88% of total average earning assets for the third quarter ending September 30, 2004, compared to 89% of total average earning assets for the third quarter ending September 30, 2003. The yield on loans averaged 7.28% for the quarter ended September 30, 2004, compared to 7.30% during the same period in 2003.

The loan portfolio, excluding real estate loans for sale, grew $61.0 million, or 10% from September 30, 2003, as compared to September 30, 2004. Commercial real estate loans increased $27.7 million, or 12%, commercial loans increased $19.1 million, or 9%, construction loans increased $17.2 million, or 17%, and consumer loans decreased $3.1 million, or 7%, during the third quarter of 2004 as compared to the same period in 2003. Funding for the growth in loans during the third quarter of 2004 came from a decrease in short-term investments and an increase in non interest-bearing and interest-bearing sources of funds and capital.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage holding company, RML Holding Company. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At September 30, 2004, these loans totaled $465,000 compared to $2.6 million on September 30, 2003.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $644.3 million at September 30, 2004, from $599.7 million at December 31, 2003. At September 30, 2004, 44% of the portfolio was scheduled to mature over the next 12 months, and 22% was scheduled to mature between October 1, 2005, and September 30, 2009. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2004		December 31, 2003		September 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$238,987	37%	$220,774	37%	$219,882	38%
Construction/development	115,859	18%	102,311	17%	98,644	17%
Commercial real estate	252,465	39%	239,545	40%	224,767	38%
Consumer	38,944	6%	39,796	7%	42,061	7%
Other, net of unearned and discount	(1,988)	0%	(2,702)	0%	(2,121)	0%

Sub total	644,267		599,724		583,233
Real estate loans for sale	465	0%	1,395	0%	2,566	0%

Total loans	$644,732	100%	$601,119	100%	$585,799	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Nonaccrual loans	$6,879	$7,426	$7,043
Accruing loans past due 90 days or more	1,046	2,283	2,666
Restructured loans	443	597	639

Total nonperforming loans	8,368	10,306	10,348
Real estate owned	0	0	99

Total nonperforming assets	$8,368	$10,306	$10,447

Allowance for loan losses	$10,692	$10,186	$9,915

Nonperforming loans to portfolio loans	1.30%	1.72%	1.77%
Nonperforming assets to total assets	1.06%	1.40%	1.42%
Allowance to portfolio loans	1.66%	1.70%	1.70%
Allowance to nonperforming loans	128%	99%	96%

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

Total nonperforming loans at September 30, 2004, were $8.4 million, or 1.3% of total portfolio loans, a decrease of $1.9 million from $10.3 million at December 31, 2003, and an decrease of $2.1 million from $10.4 million at September 30, 2003. The decrease in the non-performing loans in the third quarter of 2004 as compared to December 31, 2003, was due in part to concentrated collection activities by the Company. In addition, the Company continues to write-down assets to their estimated fair market value when they are in a non-performing status.

At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had loans measured for impairment of $7.9 million, $13.2 million, and $15.6 million, respectively. A specific allowance of $576,000, $580,000, and $1.1 million, respectively, was established for these periods. The decrease in loans measured for impairment at September 30, 2004, as compared to September 30, 2003, and December 31, 2003, resulted in large part from the concentrated collection activities of the Company.

Potential Problem Loans: At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had potential problem loans of $936,000, $0 and $2.8 million, respectively. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed serious doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $10.7 million, or 1.66% of total portfolio loans outstanding, at September 30, 2004, compared to $9.9 million, or 1.70%, of total portfolio loans at September 30, 2003. The Allowance for Loan Losses represented 128% of non-performing loans at September 30, 2004, as compared to 96% of non-performing loans at September 30, 2003. Management believes that at September 30, 2004, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$10,293	$9,384	$10,186	$8,476
Charge-offs:
Commercial	3	792	827	1,384
Construction/development	0	41	0	109
Commercial real estate	0	18	0	18
Consumer	34	25	82	69

Total charge-offs	37	876	909	1,580
Recoveries:
Commercial	118	19	185	207
Construction/development	162	0	172	0
Commercial real estate	0	13	0	39
Consumer	13	2	57	35

Total recoveries	293	34	414	281
Provision for loan losses	143	1,373	1,001	2,738

Balance at end of period	$10,692	$9,915	$10,692	$9,915

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $65.1 million at September 30, 2004, a decrease of $8.1 million, or 11%, from $73.2 million at December 31, 2003, and an increase of $2.2 million, or 4%, from $62.9 million at September 30, 2003. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2004, 97% at December 31, 2003, and 96% at September 30, 2003, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2004, $20.8 million in securities, or 32%, of the investment portfolio was pledged, as compared to $16.8 million, or 23%, at December 31, 2003, and $27 million, or 43%, at September 30, 2003.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits increased $40.9 million to $687.1 million at September 30, 2004, up from $646.2 million at December 31, 2003, and increased $42.9 million from $644.2 million at September 30, 2003. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2004, the Company had $141.7 million in certificates of deposit, of which $107.9 million, or 75% of total certificates of deposit are scheduled to mature over the next 12 months compared to $126.1 million, or 77% of total certificates of deposit at December 31, 2003, and to $124.5 million, or 76% of total certificates of deposit at September 30, 2003.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	September 30, 2004		December 31, 2003		September 30, 2003
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$57,172	40%	$61,505	38%	$62,053	38%
Over three through six months	16,203	11%	23,097	14%	25,278	15%
Over six through twelve months	34,484	24%	41,505	25%	37,148	23%
Over twelve months	33,862	24%	36,920	23%	39,709	24%

Total	$141,721	100%	$163,027	100%	$164,188	100%

Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2004, the Company held $30 million in certificates of deposit for the Alaska Permanent Fund, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: At September 30, 2004, the Company’s maximum borrowing line from the FHLB was $75.1 million, approximately 10% of the Company’s assets. At September 30, 2004, there was $3.1 million outstanding on the line and an additional $30 million committed to secure public deposits, compared to an outstanding balance of $3.4 million and additional commitments of $40.7 million at December 31, 2003. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $1.9 million in other borrowings outstanding at September 30, 2004, as compared to $1.7 million in other borrowings outstanding at December 31, 2003. In each time period, the other borrowings were split between security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowing: At September 30, 2004, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

CAPITAL

Shareholders’ Equity

Shareholders’ equity was $81.2 million at September 30, 2004, compared to $75.3 million at December 31, 2003, an increase of 8%. The Company earned net income of $7.8 million during the nine-month period ending September 30, 2004. However, the Company’s equity was decreased by dividends paid and declared that totaled $1.7 million.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2004, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2004, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of September 30, 2004. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 is included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $8 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	11.73%	10.30%
Total risk-based capital	8.00%	10.00%	12.98%	11.55%
Leverage ratio	4.00%	5.00%	10.77%	9.45%

Stock Repurchase Plan

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of stock in the open market. The Company purchased 224,800 shares of its stock under this program through September 30, 2004, at a total cost of $3.1 million. However, the Company has not repurchased any of these shares in 2004. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities currently have an interest rate of 4.86%, a maturity date of May 15, 2033, and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.

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

The results of the simulation model at September 30, 2004, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.3 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $446,000 over the next 12 months. Due to the fact that interest rates are at historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had only a modest positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

ITEM FOUR

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses. We have, however, found certain deficiencies in our internal controls over financial reporting and are in the process of remedying them.

PART II – OTHER INFORMATION

ITEM TWO

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the third quarter of 2004.

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

NORTHRIM BANCORP, INC.

November 5, 2004	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

November 5, 2004	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)