Form 10-K
period 2004-12-31
NORTHRIM BANCORP INC
filed 2005-03-15
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2004, was $116,745,003.

The number of shares of registrant’s common stock outstanding at March 1, 2005, was 6,089,120.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 5, 2005, referenced in Part III of this Form 10-K are incorporated by reference therein.

Northrim BanCorp, Inc.

Page

Northrim BanCorp, Inc.
About the Company	1
Financial Section
Selected Financial Data	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Report of Independent Registered Public Accounting Firm	24
Consolidated Financial Statements	26
Notes to Consolidated Financial Statements	30
Annual Report on Form 10-K	50
Signatures	58
EXHIBIT 10.11
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
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

i

Northrim BanCorp, Inc.
About the Company
Overview
         Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 47% equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. In addition, we are now operating in the Washington and Oregon market areas through Northrim Funding Services, a new division of the Bank.
         The Company is regulated by the Board of Governors of the Federal Reserve System, and the Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. We make our Securities Exchange Act reports available free of charge on our Internet web site, www.northrim.com. Our reports can also be obtained through the Securities and Exchange Commission’s EDGAR database at www.sec.gov.
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
         We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $699.1 million in total deposits and $800.7 million in total assets at December 31, 2004. Through our 10 branches, we are accessible by approximately 75% of the Alaska population.

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

New Core Software System
         In 2000, we selected a new software system to process our loan and deposit accounts. We converted to the new system in the second quarter of 2001. This system, which utilizes an Oracle database and real-time customer transaction posting, initiates the process of modernizing our backroom processing. In 2002, we took additional steps by adding an item imaging system and upgrading our Internet banking capabilities. As a result, we moved item processing back in-house as it had been out-sourced due to the rapid expansion that followed the Bank of America branch purchase. We also revamped our customers’ statements and began providing statements with imaged items in January 2003. In 2004, we added document imaging to this system to allow us to electronically store our records and documents. These initiatives were pursued to improve service levels to customers and achieve operational efficiencies.
Elliott Cove Capital Management LLC
         The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly-owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The amount loaned on this commitment at December 31, 2003 was $475,000. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The balance outstanding on this commitment at December 31, 2004 was $100,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and December 31, 2004.
         During the first quarter of 2003, 10 Northrim Bank employees completed training and earned their Series 65 securities licenses and became Investment Advisor Representatives (“IARs”). In the second quarter of 2003, we began to offer Elliott Cove investment products to our customers through the sales efforts of the IARs. We hope to use the Elliott Cove products to diversify our product offerings in an effort to strengthen our existing customer relationships and bring new customers into the Bank. However, we expect to incur losses on the Elliott Cove investment for several years as Elliott Cove builds its assets under management.
Northrim Funding Services
         In the third quarter of 2004, we formed Northrim Funding Services (“NFS”) as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. NFS incurred losses in the second half of 2004 as it spent that time organizing its operations.
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

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the company and developed a comprehensive approach to sales. In 2004, we continued with this sales training in all of our major customer contact areas. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

Services
         We provide a wide range of banking services in South Central and Interior Alaska to businesses, professionals, and individuals with high service expectations.
Deposit Services: Our deposit services include non-interest-bearing checking accounts and interest-bearing time deposits, checking accounts, and savings accounts. Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. We have two deposit products that are indexed to specific U.S. Treasury rates.
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
Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See “— Lending Activities.”
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
Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation
*R. Marc Langland, 63	Chairman, President, & CEO of the Company and the Bank, and Director, Alaska Air Group
*Christopher N. Knudson, 51	Executive Vice President and Chief Operating Officer of the Company and the Bank
Victor P. Mollozzi, 55	Senior Vice President, Senior Credit Officer of the Bank
Joseph M. Schierhorn, 47	Senior Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank
Robert L. Shake, 46	Senior Vice President, Executive Loan Manager of the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation
Larry S. Cash, 53	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), Inc.
Mark G. Copeland, 62	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Frank A. Danner, 71	Secretary/Treasurer, IMEX, Ltd. dba Dynamic Property (real estate firm)
Ronald A. Davis, 72	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)
Anthony Drabek, 57	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation), Chairman and President, Koncor Forest Products Company; Secretary/Director, Atikon Forest Products Company
Richard L. Lowell, 64	Chairman, Ribelin Lowell Alaska USA Insurance Brokers, Inc. (insurance brokerage firm)
Irene Sparks Rowan, 63	Former Chairman and Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 55	President, Swalling & Associates, P.C. (accounting firm)
Joseph E. Usibelli, 66	Chairman, Usibelli Coal Mine, Inc.

Selected Financial Data

	2004	2003	2002	2001	2000

	(In Thousands Except Per Share Data)
Net interest income	$41,271	$39,267	$34,670	$31,349	$28,279
Provision for loan losses	1,601	3,567	3,095	2,300	1,284
Other operating income	3,792	6,089	5,199	4,766	3,426
Other operating expense	26,535	24,728	23,061	22,569	21,304

Income before income taxes	16,927	17,061	13,713	11,246	9,117
Income taxes	6,227	6,516	5,171	4,138	3,284

Net income	$10,700	$10,545	$8,542	$7,108	$5,833

Earnings per share:
Basic	$1.76	$1.76	$1.40	$1.17	$0.97
Diluted	1.71	1.69	1.35	1.13	0.95
Cash dividends per share	0.38	0.33	0.20	0.20	0.20

Assets	$800,726	$738,569	$704,249	$620,518	$547,496
Loans	678,269	601,119	534,990	482,562	413,445
Deposits	699,061	646,197	626,415	550,607	484,918
Long-term debt	2,974	3,374	3,774	1,500	1,500
Trust preferred securities	8,000	8,000	—	—	—
Shareholders’ equity	83,358	75,285	68,373	60,791	54,299

Book value	$13.69	$12.44	$11.22	$9.95	$8.90
Tangible book value	$12.60	$11.29	$10.01	$8.69	$7.48
Net interest margin (tax equivalent)	5.88%	6.04%	5.82%	5.88%	5.82%
Efficiency ratio (cash)	58.07%	53.71%	56.92%	60.19%	64.57%
Return on assets	1.41%	1.50%	1.33%	1.23%	1.10%
Return on equity	13.50%	14.89%	13.32%	12.34%	11.44%
Equity/assets	10.41%	10.19%	9.71%	9.80%	9.92%
Dividend payout ratio	21.57%	19.04%	14.29%	17.09%	20.62%
Nonperforming loans/portfolio loans	0.97%	1.72%	1.09%	0.77%	0.86%
Net charge-offs/average loans	0.16%	0.33%	0.36%	0.29%	0.28%
Allowance for loan losses/portfolio loans	1.59%	1.70%	1.61%	1.55%	1.50%
Nonperforming assets/assets	0.82%	1.40%	0.81%	0.58%	0.65%

Number of banking offices	10	10	10	10	10
Number of employees (FTE)	272	268	246	234	223

Management’s Discussion and Analysis of Financial Condition and
Results of Operation
Overview
         We are a publicly traded bank holding company with three wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in Elliott Cove, an investment advisory services company; and NCT1, an entity formed to facilitate a trust preferred securities offering. The Bank in turn has a wholly-owned subsidiary, NCIC, which has an interest in RML Holding Company, a residential mortgage holding company. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River, and Wasilla. The Bank also operates through its new division, Northrim Funding Services, in the Washington and Oregon markets. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.
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
         One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage, a 7% share of the Fairbanks market, and a 6% share of the Matanuska Valley market as of June 30, 2004.
         Our growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 45% of the Alaska economy is generated from the oil industry, and about 80% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.
         During the second quarter of 1999, we sold 1,842,900 shares of our common stock in an underwritten common stock offering that generated $18.5 million in net proceeds. We used the proceeds to purchase the Bank of America branches and to provide capital for additional growth.
         At December 31, 2004, we had assets of $800.7 million and gross loans of $678.3 million, an increase of 8% and 13%, respectively, over the previous year. Our net income and diluted earnings per share for 2004 were $10.7 million and $1.71, respectively; an increase of 1% each, from 2003. During the same time, our net interest income increased by $2 million, or 5%. Our provision for loan losses during that period declined by $2 million, or 55%, as our nonperforming loans declined by $3.7 million, or 36%. In contrast, our other operating income declined by $2.3 million, or 38%. The growth in our net interest income combined with the positive effects of the declines in our provision for loan losses was offset for the most part by declines in our other operating income and an increase in other operating expenses of $1.8 million, or 7%, which resulted in a slight increase in our net income and earnings per share.
Results of Operations
Net Income
         We earned net income of $10.7 million in 2004, compared to net income of $10.5 million in 2003, and $8.5 million in 2002. During these periods, net income per diluted share was $1.71, $1.69, and $1.35, respectively.
Net Interest Income
         Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate, and other sources. Our operating expenses consist in large part of compensation, employee benefits expense, and occupancy expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.
         Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income in 2004 was $41.3 million compared to $39.3 million in 2003, and $34.7 million in 2002, reflecting an increase in our interest-earning assets. Average interest-earning assets increased $51 million, or 8%, in 2004 compared to an increase in average interest-bearing liabilities in 2004 of

$23.7 million, or 5%. Average interest-earning assets increased $53.8 million, or 9%, in 2003 compared to an increase in average interest-bearing liabilities in 2003 of $28.2 million, or 6%.
         Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2004, 2003, and 2002, average interest-earning assets were $704.5 million, $653.5 million and $599.7 million, respectively. During these same periods, net interest margins were 5.86%, 6.01% and 5.78%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning-assets was 6.89% in 2004, 7.03% in 2003, and 7.48% in 2002, while the average cost of interest-bearing liabilities was 1.48% in 2004, 1.42% in 2003, and 2.30% in 2002.
         Our net interest margin decreased in 2004 from 2003 for several reasons. First, the cost of interest-bearing liabilities increased 6 basis points while the yield on interest-earning assets decreased 14 basis points. Second, fee income decreased in 2004 to $4.8 million versus $5.1 million in 2003 due in part to the fact that in 2003 the Bank received the benefit of pre-payment penalties on several long-term real estate loans that were refinanced. The total amount of pre-payment penalties earned in 2003 was $477,000, which increased our net interest margin by seven basis points based upon average interest-earning assets of $653.5 million.
         The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented.

Years Ended	2004						2002
December 31,				2003

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	Rate	balance	paid(1)	Rate	balance	paid(1)	Rate

	(In Thousands)
Assets:
Loans(2)	$628,830	$45,898	7.30%	$569,532	$42,945	7.54%	$505,706	$40,835	8.07%
Securities	64,008	2,492	3.89%	69,972	2,867	4.10%	76,899	3,730	4.85%
Overnight investments	11,633	164	1.41%	13,987	136	0.97%	17,121	269	1.57%

Total interest-earning assets	704,471	48,554	6.89%	653,491	45,948	7.03%	599,726	44,834	7.48%
Noninterest-earning assets	54,788			51,194			44,660

Total assets	$759,259			$704,685			$644,386

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$57,373	$221	0.39%	$52,955	$205	0.39%	$49,198	$353	0.72%
Money market accounts	126,567	1,527	1.21%	134,582	1,293	0.96%	131,227	2,063	1.57%
Savings accounts	139,876	2,290	1.64%	104,158	1,182	1.13%	82,061	1,514	1.84%
Certificates of deposit	155,134	2,671	1.72%	164,847	3,523	2.14%	172,531	6,021	3.49%

Total interest-bearing deposits	478,950	6,709	1.40%	456,542	6,203	1.36%	435,017	9,951	2.29%
Borrowings	14,525	574	3.95%	13,235	478	3.61%	6,513	213	3.27%

Total interest-bearing liabilities	493,475	7,283	1.48%	469,777	6,681	1.42%	441,530	10,164	2.30%
Demand deposits and other noninterest-bearing liabilities	186,506			164,091			138,742

Total liabilities	679,981			633,868			580,272
Shareholders’ equity	79,278			70,817			64,114

Total liabilities and shareholders’ equity	$759,259			$704,685			$644,386

Net interest income		$41,271			$39,267			$34,670

Net interest margin (3)			5.86%			6.01%			5.78%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.
(3)	The net interest margin on a tax equivalent basis was 5.88%, 6.04%, 5.82%, 5.88%, and 5.82%, respectively, for 2004, 2003, 2002, 2001, and 2000.
         The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2004 compared to 2003			2003 compared to 2002

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$4,265	($1,312)	$2,953	$4,930	($2,820)	$2,110
Securities	(237)	(138)	(375)	(317)	(546)	(863)
Overnight investments	(17)	45	28	(43)	(90)	(133)

Total interest income	$4,011	($1,405)	$2,606	$4,570	($3,456)	$1,114

Interest Expense:
Deposits:
Interest-bearing demand accounts	$17	($1)	$16	$25	($173)	($148)
Money market accounts	(71)	305	234	52	(822)	(770)
Savings accounts	483	625	1,108	343	(675)	(332)
Certificates of deposit	(199)	(653)	(852)	(258)	(2,240)	(2,498)

Total interest on deposits	230	276	506	162	(3,910)	(3,748)
Borrowings	49	47	96	241	24	265

Total interest expense	$279	$323	$602	$403	($3,886)	($3,483)

Other Operating Income
         Total other income decreased $2.3 million, or 38%, in 2004, after increasing $890,000, or 17%, in 2003, and $433,000, or 9%, in 2002. The following table separates the more routine (recurring) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2004	2003	2002	2001	2000

	(In Thousands)
Other Operating Income
Deposit service charges	$1,718	$1,805	$1,687	$1,606	$1,801
Electronic banking fees	608	563	654	652	502
Equity in earnings from RML	438	2,785	1,917	1,208	98
Merchant credit card transaction fees	414	363	423	400	296
Other transaction fees	405	247	283	324	317
Loan service fees	379	416	350	467	318
Equity in loss from Elliott Cove	(457)	(554)	(239)	—	—
Other income	136	109	11	24	27

Recurring sources	3,641	5,734	5,086	4,681	3,359
Gains on sale of SBA loans	—	—	—	—	56
Gain (loss) on sale of securities	151	310	113	47	(3)
Gain on sale of ORE	—	45	—	38	14

Other sources	151	355	113	85	67

Total other operating income	$3,792	$6,089	$5,199	$4,766	$3,426

         The recurring sources of operating income in 2004 decreased $2.1 million, or 37%. In 2003, this income increased $648,000, or 13%, and in 2002, it increased $405,000, or 9%. Deposit service charges decreased $87,000, or 5%, in 2004 due in large part to increases in interest rates in 2004 that provided some customers with a larger earnings credit on their accounts that offset their deposit service charges. Our share of earnings from RML was $438,000 as compared to $2.8 million in 2003. Merchant credit card and electronic banking fees increased $51,000 and $45,000, respectively, or 14% and 8%, respectively, as a result of volume increases in these products. Other transaction fees increased $158,000, or 64%, due largely to increases in fees earned on our Business Manager® product that is used to purchase accounts receivable from customers. Loan service fees decreased $37,000, or 9%, in 2004 due mainly to lower fees received for the purchase of mortgage loans from RML. Finally, we recorded $457,000 loss from our share of the loss of Elliott Cove compared to a loss of $554,000 in 2003.
         Included in recurring sources of other operating income in 2004, 2003, and 2002 are $438,000, $2.8 million, and $1.9 million, respectively, of income from our share of the earnings from RML. RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company (“PAM”). Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 24%.
         Earnings from RML and RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2003, and 2002, declining mortgage interest rates generated a significant increase in the demand for mortgage loans by consumers both for the refinance of existing loans and the purchase of new homes. Mortgage rates began to increase in the third quarter of 2003 from the historic lows reached in the second quarter. As a result, the refinance activity in the mortgage industry began to decrease in the latter part of 2003. Due to this trend of increasing long-term mortgage interest rates our share of the earnings from RML declined in 2004.
         Our share of the loss from Elliott Cove decreased to $457,000 in 2004, as compared to a loss of $554,000 in 2003. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The amount loaned on this commitment at December 31, 2003 was $475,000. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The balance outstanding on this commitment at December 31, 2004 was $100,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and December 31, 2004.
         The other sources of other operating income decreased $204,000 in 2004, or 57%. In 2003, this income increased $242,000, or 214%; and in 2002, it increased $28,000, or 33%. Security gains of $151,000 were recorded in 2004, $310,000 of gains were recorded in 2003, and $113,000 were recorded in 2002.
Expenses
Provision for Loan Losses: The provision for loan losses in 2004 was $1.6 million, compared to $3.6 million in 2003 and $3.1 million in 2002. We increased the provision in 2003 and 2002 because of loan growth, loss inherent in the portfolio, and increases in charge-offs and non-performing loans. In contrast, we decreased the provision in 2004 due to decreases in our non-performing loans and loan charge-offs. In 2004, we decreased our non-performing loans to $6.6 million from a balance of $10.3 million at December 31, 2003. In addition, net loan charge-offs were $1 million, or 0.16% of average loans, in 2004 as compared to $1.9 million, or 0.33% of average loans, in 2003 and $1.8 million, or 0.36% of average loans, in 2002. The allowance for loan losses also decreased in 2004 as a result of the decreases in non-performing loans and charge-offs and was $10.8 million, or 1.59% of portfolio loans as compared to $10.2 million, or 1.70% of portfolio loans at December 31, 2003 and $8.5 million, or 1.61% of portfolio loans, at December 31, 2002.
Other Operating Expense: Other operating expense increased $1.8 million, or 7%, in 2004, $1.7 million, or 7%, in 2003, and $492,000, or 2%, in 2002. The following table breaks out the other operating expense categories:

Years Ended December 31,	2004	2003	2002	2001	2000

	(In Thousands)
Other Operating Expense
Salaries and other personnel expense	$15,708	$14,180	$13,023	$12,135	$11,165
Occupancy, net	2,130	2,000	2,040	1,963	1,840
Equipment, net	1,372	1,504	1,405	1,508	1,497
Marketing	1,201	1,205	1,136	1,153	1,034
Software amortization	558	451	400	440	292
Intangible asset amortization	368	368	368	832	832
Supply expense	244	314	492	443	462
Legal expense	230	193	197	302	184
Cash handling costs	171	230	269	327	460
Loan collection and ORE costs	156	161	68	49	124
Consulting expense	89	144	78	104	50
Other expenses	4,308	3,978	3,585	3,313	3,364

Total other operating expense	$26,535	$24,728	$23,061	$22,569	$21,304

         Salaries and other personnel expense increased $1.5 million, or 11%, in 2004, $1.2 million, or 9%, in 2003, and $888,000, or 7%, in 2002, reflecting increases in employees for the provision of services in our new branch locations in Wasilla, Eagle River, and West Anchorage in 2002 and 2003. The increased salary costs in 2004 were due to a smaller increase in the number of employees and ongoing competition for our employees, which placed upward pressure on our salary structure. Between 2002 and 2004, our equipment costs and occupancy expenses increased by $57,000, or 2%, as we incurred slightly higher costs in our new branch locations. In addition, the costs of amortizing the intangible asset created as a result of the branch purchase did not commence until mid-1999. Intangible amortization expense was $368,000 in 2004, 2003, and 2002. In 2002, amortization expense decreased by $464,000 because of the effect of a change in the accounting treatment of goodwill and intangible assets. As a result of the requirements of SFAS No. 142, we no longer amortize goodwill. However, the Company will continue to amortize the core deposit intangible.
         Software amortization increased $107,000, or 24%, in 2004, and increased $51,000, or 13%, in 2003. These costs increased in part as we purchased software for our document image system that we implemented throughout the organization in 2003 and 2004.

         Supply expense decreased by $70,000, or 22%, in 2004, and decreased $178,000, or 36%, in 2003. The main reason for the decreased supply costs in these years was a change in vendors coupled with a program that brought the inventory system for a number of our forms in-house.
         Legal costs increased $37,000, or 19%, in 2004, decreased $4,000, or 2%, in 2003, and decreased $105,000 or 35%, in 2002.
         Cash handling costs decreased $59,000, or 26%, in 2004, decreased $39,000, or 15%, in 2003, and decreased $58,000, or 18%, in 2002. These costs decreased over the years as we have renegotiated our contract with our vendor and brought more of these services back in-house as opposed to having them performed by an independent contractor.
         Loan collection and ORE costs decreased $5,000, or 3%, in 2004, increased $93,000, or 137%, in 2003, and increased $19,000, or 39%, in 2002. These costs represent the out-of-pocket expense we incurred to liquidate problem assets and manage repossessed property resulting from the collection process. In 2003 and 2004, these costs were higher than those experienced in 2002 due to costs associated with the repossession and sale of a property in 2003 and the efforts that we expended to decrease our non-performing loans in 2004.
         Consulting expenses decreased $55,000, or 38%, in 2004, and increased $66,000, or 85%, in 2003. These costs increased in 2003 due to consulting expenses associated with the review and enhancement of our information processing and employee benefit systems.
         Other expenses increased $330,000, or 8%, in 2004 from 2003, and increased $393,000, or 11%, in 2003 from 2002. The main reasons for the change in 2004 were increases of $72,000, $191,000, and $85,000 in CPA audit fees, amortization expense on a low-income housing tax credit investment, and director fees, respectively. We had higher CPA fees in large part due to increased costs associated with auditing our internal controls over financial reporting as required under the Sarbanes-Oxley Act. We incurred increased amortization expense on our low-income housing tax credit investment in Related Corporate Partners XXII, L.P. (“RCP”) a Delaware limited partnership that develops low-income housing projects throughout the United States. We amortize this investment over time as we receive tax credits from it. Finally, the fees paid to the members of our Board of Directors increased due to the increased time required of the board of directors as a result of new and complex regulations such as the Sarbanes-Oxley Act and other regulations.
Income Taxes: The provision for income taxes decreased $289,000, or 4%, to $6.2 million in 2004, increased $1.3 million, or 26%, to $6.5 million in 2003, and increased $1 million, or 25%, to $5.2 million in 2002. The effective tax rate for 2004 was 37%, compared to 38% in 2003, and 38% in 2002. The effective tax rate decreased by 1 percentage point in 2004 due in part to the favorable resolution of a dispute on a prior year tax return and increased tax credits from our investment in RCP.
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
         Loans are the highest yielding component of earning assets. Average loans were $59.3 million, or 10% greater in 2004 than in 2003. Average loans were $63.8 million, or 13% greater in 2003 than in 2002. Loans comprised 89% of total earning assets on average in 2004, 87% in 2003 and 84% in 2002. The yield on loans averaged 7.30% in 2004, 7.54% in 2003, and 8.07% in 2002.
         Growth in the loan portfolio during 2004 was $77.2 million, or 13%. Commercial loans increased $47 million, or 21%, commercial real estate loans increased $12.8 million, or 5%, and construction loans increased $20.6 million, or 20%, in 2004. Real estate loans for sale decreased $1.4 million, or 100%, and installment and consumer loans decreased $1.6 million, or 4%. Funding for the growth in loans in 2004 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

         We began a program in 1998 of purchasing single family mortgage loans originated from our affiliated mortgage company, RML. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At December 31, 2004, these loans totaled $0 compared to $1.4 million on December 31, 2003.
Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. We did not have any real estate owned at December 31, 2004. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2004	2003	2002	2001	2000

	(In Thousands)
Nonperforming loans
Nonaccrual loans	$5,876	$7,426	$4,717	$2,615	$2,425
Accruing loans past due 90 days or more	290	2,283	1,019	965	1,101
Restructured loans	424	597	—	—	48

Total nonperforming loans	6,590	10,306	5,736	3,580	3,574
Real estate owned	—	—	—	—	—

Total nonperforming assets	$6,590	$10,306	$5,736	$3,580	$3,574

Allowance for loan losses to portfolio loans	1.59%	1.70%	1.61%	1.55%	1.50%
Allowance for loan losses to nonperforming loans	163%	99%	148%	201%	174%
Nonperforming loans to portfolio loans	0.97%	1.72%	1.09%	0.77%	0.86%
Nonperforming assets to total assets	0.82%	1.40%	0.81%	0.58%	0.65%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due and place them on nonaccrual status. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $658,000, $690,000, and $480,000, in 2004, 2003, and 2002, respectively.
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
         Total nonperforming loans at December 31, 2004, were $6.6 million, or .97% of portfolio loans, a decrease of $3.7 million from $10.3 million at December 31, 2003, and an increase of $854,000 from $5.7 million at December 31, 2002. The decrease in nonperforming loans in 2004, as compared to 2003, resulted in part from decreasing the non-performing balances associated with one large commercial relationship, which accounted for approximately one-half of the decrease in the non-performing loans. The other half of the decrease in non-performing loans resulted from pay-downs and loan charge-offs on a number of smaller loan relationships.
Potential Problem Loans: At December 31, 2004, management had identified problem loans of $922,000 that were not previously classified. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed serious doubts as to the borrower’s ability to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for inherent loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Management believes that at December 31, 2004, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing and expected economic conditions.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.
         The following table shows the allocation of the allowance for loan losses at December 31, 2004, 2003, 2002, 2001, and 2000:

December 31,	2004 2003 2002 2001 2000

Balance		% of Total		% of Total		% of Total		% of Total		% of Total
applicable	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)
Commercial	$5,130	39%	$5,610	37%	$4,285	35%	$4,086	34%	$3,556	33%
Construction	276	18%	282	17%	1,327	15%	336	14%	571	14%
Term	1,634	37%	413	40%	275	40%	410	37%	389	39%
Loans for sale	—	0%	—	0%	—	1%	—	4%	—	0%
Consumer	—	6%	3	6%	22	9%	5	11%	5	14%
Unallocated	3,724		3,878		2,567		2,363		1,687

Total	$10,764	100%	$10,186	100%	$8,476	100%	$7,200	100%	$6,208	100%

(1)	Represents percentage of this category of loans to total loans.
         The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2004	2003	2002	2001	2000

	(In Thousands)
Balance at beginning of period	$10,186	$8,476	$7,200	$6,208	$6,091
Charge-offs:
Commercial loans	(1,387)	(2,067)	(1,791)	(687)	(1,322)
Real estate loans	—	(127)	(67)	(748)	—
Consumer loans	(84)	(91)	(257)	(118)	(82)

Total charge-offs	(1,471)	(2,285)	(2,115)	(1,553)	(1,404)

Recoveries:
Commercial loans	200	279	168	234	229
Construction loans	185	—	—	—	—
Real estate loans	—	111	48	—	2
Consumer loans	63	38	80	11	6

Total recoveries	448	428	296	245	237

Charge-offs net of recoveries	(1,023)	(1,857)	(1,819)	(1,308)	(1,167)

Provision for loan losses	1,601	3,567	3,095	2,300	1,284

Balance at end of period	$10,764	$10,186	$8,476	$7,200	$6,208

Ratio of net charge-offs to average loans outstanding during the period	0.16%	0.33%	0.36%	0.29%	0.28%
Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor.
         Generally, we are permitted to make loans to one borrower of up to 15% of our unimpaired capital and surplus. Our loan-to-one-borrower limitation was $13.7 million at December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”
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

Loans Receivable: Loans receivable increased to $678.3 million at December 31, 2004, compared to $601.1 million and $535 million at December 31, 2003 and 2002, respectively. At December 31, 2004, 67% of the portfolio was scheduled to mature or reprice in 2005 with 29% scheduled to mature or reprice between 2006 and 2009. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized.”
Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2004 2003 2002 2001 2000

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$267,737	39.47%	$220,774	36.73%	$187,312	35.01%	$166,845	34.57%	$138,047	33.39%
Real estate loans:
Construction	122,873	18.12%	102,311	17.02%	82,739	15.47%	68,952	14.29%	58,042	14.04%
Real estate term	252,358	37.21%	239,545	39.85%	212,740	39.77%	177,493	36.78%	162,226	39.24%
Real estate loans for sale	—	0.00%	1,395	0.23%	7,437	1.39%	19,496	4.04%	130	0.03%
Consumer loans	38,166	5.63%	39,796	6.62%	47,415	8.86%	52,236	10.82%	57,397	13.88%

Total	681,134	100.42%	603,821	100.45%	537,643	100.50%	485,022	100.51%	415,842	100.58%
Less:
Unearned purchase discount	(44)	-0.01%	(44)	-0.01%	(44)	-0.01%	(271)	-0.06%	(586)	-0.14%
Unearned loan fees net of origination costs	(2,821)	-0.42%	(2,658)	-0.44%	(2,609)	-0.49%	(2,189)	-0.45%	(1,811)	-0.44%

Net loans	$678,269	100.00%	$601,119	100.00%	$534,990	100.00%	$482,562	100.00%	$413,445	100.00%

         The following table presents at December 31, 2004, the aggregate maturities of our commercial and real estate construction loans:

	Maturing

	Within	1-5	After 5
	1 Year	Years	Years	Total

	(In Thousands)
Commercial	$137,211	$81,629	$48,897	$267,737
Real estate construction	116,679	2,648	3,546	122,873

Total	$253,890	$84,277	$52,443	$390,610

Fixed-rate loans	$119,968	$41,233	$13,529	$174,730
Variable rate loans	133,922	43,044	38,914	215,880

Total	$253,890	$84,277	$52,443	$390,610

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 39% of our total loans outstanding as of December 31, 2004 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

Construction Loans:
Land Development: We are a major land development and residential construction lender. At December 31, 2004, we had $43.4 million of residential subdivision land development loans outstanding, or 6% of total loans.
One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2004. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2004, we had $61.1 million of one-to-four-family residential and condominium construction loans, or 9% of total loans. Of the homes under construction at December 31, 2004, for which these loans had been made, 54% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.
Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.
Real Estate Loans for Sale: In 1998, our wholly-owned subsidiary, NCIC, purchased a 30% profits and losses interest of RML, a mortgage company with offices throughout Alaska, in order for us to obtain a presence in the residential mortgage market. As noted above, in the third quarter of 2004, RML merged with PAM, another mortgage company. As a result, we now own 24% of RML Holding Company, the holding company for RML and PAM.
         When originating residential mortgage loans, RML obtains a firm commitment from long-term investors to buy the loans at a specified interest rate and under other specified terms. We buy loans originated by RML and generally hold these loans for less than 45 days before they are purchased by the long-term investor. At December 31, 2004, we held no RML-originated loans. RML has warehouse lines of credit in place that are independent of the Company with which it finances the majority of its loan production.
Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2004, our commercial real estate loans were $252.4 million, or 37% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 44% of these loans originated by Northrim resets every three years based on the spread over an index rate, normally prime or the three-year Treasury rate.
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
Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 18 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2004. See also “Liquidity and Capital Resources.”
Investments and Investment Activities
General: Our investment portfolio consists primarily of U.S. Treasury and government agency securities, mortgage-backed securities, and municipal securities. Investment securities totaled $61.5 million at December 31, 2004, a decrease of $11.7 million, or 16%, from year-end 2003. The average maturity of the investment portfolio was three years at December 31, 2004.
         Investment securities designated as available for sale comprised 97% of the portfolio and would be available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2004, $31.2 million in securities were pledged for deposits.

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
Securities Held To Maturity: These are securities that we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities for the foreseeable future. These securities are carried at amortized cost.
         The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
	Cost	Value

	(In Thousands)
Securities Available for Sale:
December 31, 2004:
U.S. Treasury	$5,503	$5,481
U.S. Agency	53,628	53,656
Mortgage-backed Securities	311	312

Total	$59,442	$59,449

December 31, 2003:
U.S. Treasury	$498	$500
U.S. Agency	68,742	69,797
Mortgage-backed Securities	418	420

Total	$69,658	$70,717

December 31, 2002:
U.S. Treasury	$3,501	$3,567
U.S. Agency	72,086	74,058
Mortgage-backed Securities	593	599

Total	$76,180	$78,224

Securities Held to Maturity:
December 31, 2004:
Municipal securities	$724	$771

Total	$724	$771

December 31, 2003:
Municipal securities	$945	$1,011

Total	$945	$1,011

December 31, 2002:
Municipal securities	$1,281	$1,351

Total	$1,281	$1,351

         For the periods ending December 31, 2004, 2003, and 2002, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $1.3 million, $1.5 million, and $1.8 million, respectively.

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio at December 31, 2004:

	Maturing

	Less than	One to five	Five to 10	Due after 10
	one year	years	years	years	Total

	(Dollars In Thousands)
Securities Available for Sale:
U.S. Treasury
Balance	$496	$4,985	$—	$—	$5,481
Weighted Average Yield	1.82%	2.70%	0.00%	0.00%	2.62%

U.S. Agency
Balance	$6,162	$41,477	$6,017	$—	$53,656
Weighted Average Yield	5.00%	3.91%	4.75%	0.00%	4.13%

Mortgage-Backed Securities
Balance	$—	$—	$—	$312	$312
Weighted Average Yield	0.00%	0.00%	0.00%	4.48%	4.48%

Total
Balance	$6,658	$46,462	$6,017	$312	$59,449
Weighted Average Yield	4.76%	3.78%	4.75%	4.48%	3.99%

Securities Held to Maturity:
Municipal Securities
Balance	$66	$301	$265	$139	$771
Weighted Average Yield	3.57%	4.18%	4.64%	5.11%	4.45%

         At December 31, 2004, we held no securities of any single issuer (other than governmental agencies) that exceed 10% of our shareholders’ equity.
Liabilities
Deposits

General: Deposits are our primary source of new funds. Total deposits increased 8% to $699.1 million at December 31, 2004, compared with $646.2 million at December 31, 2003, and $626.4 million at December 31, 2002. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2004		2003		2002		2001		2000

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)
Interest-bearing demand accounts	$57,373	0.39%	$52,955	0.39%	$49,198	0.72%	$45,334	1.86%	$41,828	2.85%
Money market accounts	126,567	1.21%	134,582	0.96%	131,227	1.57%	132,950	3.44%	114,928	5.41%
Savings accounts	139,876	1.64%	104,158	1.13%	82,061	1.84%	34,731	2.50%	30,996	3.39%
Certificates of deposits	155,134	1.72%	164,847	2.14%	172,531	3.50%	190,693	5.37%	186,501	5.87%

Total interest-bearing accounts	478,950	1.40%	456,542	1.36%	435,017	2.29%	403,708	4.09%	374,253	5.18%
Noninterest-bearing demand accounts	181,731		159,858		135,181		109,748		98,559

Total average deposits	$660,681		$616,400		$570,198		$513,456		$472,812

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2004, we had $142.4 million in certificates of deposit, of which $114.4 million, or 80%, are scheduled to mature in 2005. The following table sets forth the amounts and maturities of our certificates of deposit with balances of $100,000 or more, at the dates indicated:

December 31,	2004	2003	2002	2001	2000

	(In Thousands)
Remaining maturity:
Three months or less	$20,427	$47,480	$29,828	$20,739	$24,393
Over three through six months	24,673	9,017	21,505	27,531	26,227
Over six through 12 months	25,976	19,966	15,535	30,549	27,743
Over 12 months	11,411	19,651	20,549	19,167	9,499

Total	$82,487	$96,114	$87,417	$97,986	$87,862

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2004, we held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the FHLB.
Borrowings

FHLB: At December 31, 2004, our maximum borrowing line from the FHLB was equal to $75.1 million, approximately 10% of the Company’s assets. At December 31, 2004, there was $3 million outstanding on the line and an additional $25.2 million of the borrowing line was committed to secure public deposits. FHLB advances are secured by a blanket pledge of the Company’s assets.
Other Short-term Borrowing: At December 31, 2004, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Contract Obligations

         The following table references contract obligations of the Company.

	Payments Due by Period

	Less than	1-3	3-5	More than
December 31, 2004	1 Year	Years	Years	5 Years	Total

	(In Thousands)
Long-term debt obligations	$400	$800	$800	$8,974	$10,974
Operating lease obligations	1,407	2,432	2,401	6,225	12,465
Other long-term liabilities	507	—	—	—	507

Total	$2,314	$3,232	$3,201	$15,199	$23,946

	Payments Due by Period

	Less than	1-3	3-5	More than
December 31, 2003	1 Year	Years	Years	5 Years	Total

	(In Thousands)
Long-term debt obligations	$400	$800	$800	$9,374	$11,374
Operating lease obligations	1,254	2,431	2,037	6,710	12,432
Other long-term liabilities	1,021	507	—	—	1,528

Total	$2,675	$3,738	$2,837	$16,084	$25,334

         Long term debt obligations consist of (a) $3 million advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, and (b) $8 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of LIBOR plus 3.15%, adjusted quarterly. The operating lease obligations are more fully described at Note 18 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investment in Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003. The Company owes one installment on this investment due in April of 2005.
Liquidity and Capital Resources
         Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations. The primary sources of demands on our liquidity are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2004, were $142 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2004, were $699.1 million.
         The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2004, our current assets were $358.1 million and our funds available for borrowing under our existing lines of credit were $113.2 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
         In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. We purchased 224,800 shares of our stock under this program through December 31, 2004, at a total cost of $3.1 million, at an average price of $13.68 per share. However, we have not repurchased any of our shares in 2004. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.
         The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2002 and 2003 by 69,000 and 155,800, respectively. The table below shows this effect on diluted earnings per share.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2004	$1.71	$1.65
2003	$1.69	$1.64
2002	$1.35	$1.35

         On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May  15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $375,000 in 2004. At December 31, 2004, the securities had an interest rate of 5.44%.
         Our shareholders’ equity at December 31, 2004, was $83.4 million, an $8.1 million, or 11%, increase from 2003. We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2004, that the Company and Northrim Bank met all applicable capital adequacy requirements.
         The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2004, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

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

December 31, 2004	Adequately -	Well -	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	11.62%	10.18%
Total risk-based capital	8.00%	10.00%	12.87%	11.44%
Leverage ratio	4.00%	5.00%	10.72%	9.40%

(See Note 19 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)
Effects of Inflation and Changing Prices
         The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities.
Market for Common Stock
         Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2004, the number of shareholders of record of our common stock was 208.
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
         We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarter of 2003, we increased the cash dividend to $0.095 per share. Cash dividends totaled $2.3 million, $2 million, and $1.2 million in 2004, 2003, and 2002, respectively. On January 6, 2005, the Board of Directors approved payment of a $0.095 per share dividend on February 4, 2005, to shareholders of record on January 24, 2005. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.
         The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
High	$25.64	$25.56	$21.85	$23.84
Low	$22.64	$18.65	$20.01	$21.83
2003
High	$14.74	$18.16	$20.24	$24.00
Low	$12.85	$13.98	$17.41	$18.68

Recent Accounting Pronouncements
         In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs, which was an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company believes that the adoption of Statement No. 151 will have no impact on its financial statements.
         In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, which is an amendment of FASB Statement No. 66, Accounting for Sales of Real Estate and references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The Company believes that the adoption of Statement No. 152 will have no impact on its financial statements.
         In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, which is an amendment of Accounting Principles Board (“APB”) Opinion No. 29 and eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance and are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of Statement No. 153 will have no impact on its financial statements.
         In December 2004, the FASB issued Statement No. 123, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services primarily in share-based payment transactions with its employees. This Statement supersedes the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In accordance with the provisions of this Statement, the Company will begin to expense the costs associated with its stock options in the third quarter of 2005.
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
         Our excess liquidity not needed for current operations has generally been invested in securities, primarily securities issued by governmental agencies. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity, and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.
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
         The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

	Estimated maturity or repricing at December 31, 2004
	0-3 months	4-12 months	1-5 years	M5 years	Total

	(In Thousands)
Interest-Earning Assets:
Money market investments	$12,157	$—	$—	$—	$12,157
Investment securities	312	6,411	46,747	8,005	61,475
Loans:
Commercial	157,016	44,973	59,273	6,475	267,737
Real estate construction	87,505	31,478	3,890	—	122,873
Real estate term	70,743	52,184	124,815	4,616	252,358
Real estate for sale	—	—	—	—	—
Installment and other consumer	11,749	3,270	10,715	12,432	38,166

Total interest-earning assets	$339,482	$138,316	$245,440	$31,528	$754,766
Percent of total interest-earning assets	45%	18%	33%	4%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$59,933	$—	$—	$—	$59,933
Money market accounts	142,181	—	—	—	142,181
Savings accounts	170,629	—	—	—	170,629
Certificates of deposit	32,834	81,580	27,945	—	142,359
FHLB advances	—	—	—	2,974	2,974
Other borrowings	3,504	—	—	—	3,504
Trust preferred securities	8,000	—	—	—	8,000

Total interest-bearing liabilities	$417,081	$81,580	$27,945	$2,974	$529,580
Percent of total interest-bearing liabilities	79%	15%	5%	1%	100%

Interest sensitivity gap	($77,599)	$56,736	$217,495	$28,554	$225,186
Cumulative interest sensitivity gap	($77,599)	($20,863)	$196,632	$225,186
Cumulative interest sensitivity gap as a percentage of total assets	-10%	-3%	25%	28%

         As stated previously, certain shortcomings, including those described below, are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets have features that restrict changes in their interest rates, both on a short-term basis and over the lives of the assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables as can the relationship of rates between different loan and deposit categories. Moreover, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates.
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
         Based on the results of the simulation models at December 31, 2004, we expect an increase in net interest income of $641,000 and a decrease of $1.2 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. Due to the low level of interest rates, a drop of 100 basis points was unrealistic for some of the interest-bearing deposits since the Company is currently paying less than 100 basis points on some of those products. In these instances, interest rates were reduced less than 100 basis points.
Critical Accounting Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles involves the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates.
         Our estimate for the loan loss reserve is based on our assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. While we believe that we have used the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.
Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
         As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Management’s Report on Internal Control Over Financial Reporting
         Management of the Company is responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparations and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
         Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
         Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.
         The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Northrim BanCorp, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northrim BanCorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Northrim BanCorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Anchorage, Alaska
February 18, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Northrim BanCorp, Inc.:
We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northrim BanCorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Anchorage, Alaska
February 18, 2005

Consolidated Financial Statements
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

	(In Thousands Except Share Amounts)
Assets
Cash and due from banks (Note 2)	$18,936	$31,298
Money market investments (Note 3)	12,157	5,597
Investment securities held to maturity (Note 4)	724	945
Investment securities available for sale (Note 4)	59,449	70,717
Investment in Federal Home Loan Bank stock (Note 4)	1,302	1,546

Total Long-term Investments	61,475	73,208
Real estate loans for sale (Note 5)	—	1,395
Portfolio loans (Note 5)	678,269	599,724

Total Loans	678,269	601,119
Allowance for loan losses (Note 6)	(10,764)	(10,186)

Net Loans	667,505	590,933
Premises and equipment, net (Note 7)	10,583	11,107
Accrued interest receivable	3,678	3,300
Intangible assets (Notes 1 and 8)	6,634	7,002
Other assets (Notes 1 and 8)	19,758	16,124

Total Assets	$800,726	$738,569

Liabilities
Deposits:
Demand	$183,959	$179,461
Interest-bearing demand	59,933	56,312
Savings	170,629	109,740
Money market	142,181	137,657
Certificates of deposit less than $100,000 (Note 9)	59,872	66,913
Certificates of deposit greater than $100,000 (Note 9)	82,487	96,114

Total Deposits	699,061	646,197
Borrowings (Note 10)	6,478	5,143
Trust preferred securities (Note 11)	8,000	8,000
Other liabilities	3,829	3,944

Total Liabilities	717,368	663,284

Shareholders’ Equity (Note 16 and 17)
Common stock, $1 par value, 10,000,000 shares authorized, 6,089,120 and 6,050,359 shares issued and outstanding at December 31, 2004 and 2003, respectively	6,089	6,050
Additional paid-in capital	45,876	45,615
Retained earnings	31,389	22,997
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	4	623

Total Shareholders’ Equity	83,358	75,285

Commitments and contingencies (Notes 2, 4, 10, 15, 18, 19, and 22)

Total Liabilities and Shareholders’ Equity	$800,726	$738,569

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In Thousands Except Per Share Amounts)
Interest Income
Interest and fees on loans	$45,898	$42,945	$40,835
Interest on investment securities-assets available for sale (Note 4)	2,400	2,724	3,512
Interest on investment securities-held to maturity (Note 4)	92	143	218
Interest on money market investments	164	136	269

Total Interest Income	48,554	45,948	44,834

Interest Expense
Interest expense on deposits and borrowings (Note 12)	7,283	6,681	10,164

Net Interest Income	41,271	39,267	34,670

Provision for loan losses (Note 6)	1,601	3,567	3,095

Net Interest Income After Provision for Loan Losses	39,670	35,700	31,575

Other Operating Income
Service charges on deposit accounts	1,718	1,805	1,687
Equity in earnings from RML Holding Company	438	2,785	1,917
Equity in loss from Elliott Cove	(457)	(554)	(239)
Other income	2,093	2,053	1,834

Total Other Operating Income	3,792	6,089	5,199

Other Operating Expense
Salaries and other personnel expense	15,708	14,180	13,023
Occupancy, net	2,130	2,000	2,040
Equipment expense	1,372	1,504	1,405
Marketing expense	1,201	1,205	1,136
Intangible asset amortization expense	368	368	368
Other expense	5,756	5,471	5,089

Total Other Operating Expense	26,535	24,728	23,061

Income Before Income Taxes	16,927	17,061	13,713

Provision for income taxes (Note 13)	6,227	6,516	5,171

Net Income	$10,700	$10,545	$8,542

Earnings Per Share, Basic	$1.76	$1.76	$1.40

Earnings Per Share, Diluted	$1.71	$1.69	$1.35

Weighted Average Shares Outstanding, Basic	6,079,315	6,000,273	6,112,144

Weighted Average Shares Outstanding, Diluted	6,270,615	6,225,889	6,317,910

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002

	Common stock				Accumulated
			Additional		other
	Number	Par	paid-in	Retained	comprehensive
	of shares	value	capital	earnings	income	Total

	(In			Thousands)
Balance as of December 31, 2001	6,107	$6,107	$47,023	$7,140	$521	$60,791
Cash dividend	—	—	—	(1,222)	—	(1,222)
Exercise of Stock Options	57	57	377	—	—	434
Treasury stock buy-back	(69)	(69)	(786)	—	—	(855)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	683	683
Net Income	—	—	—	8,542	—	8,542

Total Comprehensive Income						9,225

Balance as of December 31, 2002	6,095	$6,095	$46,614	$14,460	$1,204	$68,373
Cash dividend	—	—	—	(2,008)	—	(2,008)
Exercise of Stock Options	111	111	1,064	—	—	1,175
Treasury stock buy-back	(156)	(156)	(2,063)	—	—	(2,219)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(581)	(581)
Net Income	—	—	—	10,545	—	10,545

Total Comprehensive Income						9,964

Balance as of December 31, 2003	6,050	$6,050	$45,615	$22,997	$623	$75,285
Cash dividend	—	—	—	(2,308)	—	(2,308)
Exercise of Stock Options	39	39	261	—	—	300
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(619)	(619)
Net Income	—	—	—	10,700	—	10,700

Total Comprehensive Income						10,081

Balance as of December 31, 2004	6,089	$6,089	$45,876	$31,389	$4	$83,358

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In Thousands)
Operating Activities:
Net income	$10,700	$10,545	$8,542
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(151)	(310)	(113)
Depreciation and amortization of premises and equipment	1,142	1,220	1,141
Amortization of software	558	451	400
Intangible asset amortization	368	368	368
Amortization of investment security premium, net of discount accretion	151	266	187
Deferred tax (benefit)	(1,260)	(1,738)	(1,264)
Deferral of loan fees and costs, net	163	49	420
Gain on sale of building	—	(12)	(12)
Provision for loan losses	1,601	3,567	3,095
Equity in earnings from RML	(438)	(2,785)	(1,917)
Equity in loss from Elliott Cove	457	554	239
(Increase) decrease in accrued interest receivable	(378)	(108)	278
(Increase) in other assets	(2,385)	(525)	(766)
Increase (decrease) of other liabilities	(115)	848	85

Net Cash Provided by Operating Activities	10,413	12,390	10,683

Investing Activities:
Investment in securities:
Purchases of investment securities—Available-for-sale	(28,341)	(52,966)	(96,120)
Proceeds from sales/maturities of securities—Available-for-sale	38,559	59,532	92,611
Proceeds from maturities of securities—Held-to-maturity	220	335	551
Investment in Federal Home Loan Bank stock, net	244	228	886
Investments in loans:
Sales of loans and loan participations	20,036	148,376	102,274
Loans made, net of repayments	(98,373)	(216,411)	(156,941)
Investment in Elliott Cove	(250)	(375)	(375)
Investment in Related Corporate Partners	—	(2,956)	—
Purchases of premises and equipment	(618)	(1,846)	(5,745)

Net Cash Used by Investing Activities	(68,523)	(66,083)	(62,859)

Financing Activities:
Increase in deposits	52,864	19,782	75,808
Increase (decrease) in borrowings	1,335	(1,222)	683
Loan to Elliott Cove	(250)	(350)	(125)
Proceeds from issuance of common stock	300	1,175	434
Proceeds from issuance of trust preferred securities	—	8,000	—
Repurchase of common stock	—	(2,219)	(855)
Dividends received from RML	367	1,850	1,161
Cash dividends paid	(2,308)	(2,008)	(1,222)

Net Cash Provided by Financing Activities	52,308	25,008	75,884

Net Increase (Decrease) by Cash and Cash Equivalents	(5,802)	(28,685)	23,708
Cash and cash equivalents at beginning of period	36,895	65,580	41,872

Cash and Cash Equivalents at End of Year	$31,093	$36,895	$65,580

Supplemental Information:
Income taxes paid	$6,825	$7,900	$6,400
Interest paid	$7,766	$6,851	$10,636
Conversion of Elliott Cove loan to equity	$625	$—	$—

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1 — Organization and Summary of Significant Accounting Policies
         Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, Fairbanks, Alaska, and the Pacific Northwest through its Northwest Funding Services division; Northrim Investment Services Company (“NISC”) which holds the Company’s interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Northrim Capital Trust 1 (“NCT1”), an entity that was formed to facilitate a trust preferred securities offering by the Company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.
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
         The Bank formed a wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), in 1998. This subsidiary owns a 24% profit interest in Residential Mortgage Holding Company LLC (“RML Holding Company”), a residential mortgage holding company that owns two mortgage companies, Residential Mortgage LLC (“RML”) and Pacific Alaska Mortgage (“PAM”). These mortgage companies have branches throughout Alaska. The Company accounts for RML Holding Company using the equity method.
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
Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviewed the goodwill asset for impairment at January 11, 2005, and determined that it was not impaired. In accordance with SFAS 142, as of January 1, 2002, the Company no longer amortizes goodwill but periodically tests it for impairment. The core deposit intangible has an estimated life of eight years, and the Company will continue to amortize it.
Other Assets: Other assets include purchased software and prepaid expenses. These assets are carried at amortized cost and are amortized using the straight-line method over their estimated useful life. Also included in other assets is the deferred tax asset and the Company’s investment in RML Holding Company, Elliott Cove, and Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003.
Other Real Estate: Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan loss. Any subsequent reduction in the carrying value is charged against earnings.
Advertising: Advertising, promotion and marketing costs are expensed as incurred. For the periods ending December 31, 2004, 2003, and 2002, the Company reported total expenses of $1.2 million, $1.2 million, and $1.1 million, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 17, are considered to be common stock equivalents. Incremental shares were 191,300, 225,616, and 205,766 for 2004, 2003, and 2002, respectively. All shares for calculating earnings per share have been adjusted to reflect stock dividends.
Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Share Based-Payment”, a revision of FASB 123 “Accounting for Stock-Based Compensation” establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. In addition, the Company will begin to expense costs associated with its stock options in the third quarter of 2005 as required by the revision of FASB Statement No. 123.
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
Geographic Concentration and Alaska Economy: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 45% of the Alaska economy is generated from the oil industry, and approximately 80% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.
Consolidation Policy: The consolidated financial statements include the financial information for Northrim Bank and Northrim BanCorp, Inc. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company and Elliott Cove using the equity method.

NOTE 2 —	Cash and Due from Banks
         The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2004, was $0.

NOTE 3 —	Money Market Investments
         Money market investment balances are as follows:

December 31,	2004	2003

	(In Thousands)
Domestic CD	$—	$95
Interest bearing deposits at Federal Home Loan Bank (FHLB)	12,157	5,502

Total	$12,157	$5,597

         All money market investments had next day maturity.

NOTE 4 —	Investment Securities
         The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In Thousands)
2004:
Securities Available for Sale
U.S. Treasury	$5,503	$—	$22	$5,481
U.S. Agency	53,628	180	152	53,656
Mortgage-backed Securities	311	1	—	312

Total	$59,442	$181	$174	$59,449

Securities Held to Maturity
Municipal Securities	$724	$47	$—	$771

Federal Home Loan Bank Stock	$1,302	$—	$—	$1,302

2003:
Securities Available for Sale
U.S. Treasury	$498	$2	$—	$500
U.S. Agency	68,742	1,067	12	69,797
Mortgage-backed Securities	418	2	—	420

Total	$69,658	$1,071	$12	$70,717

Securities Held to Maturity
Municipal Securities	$945	$66	$—	$1,011

Federal Home Loan Bank Stock	$1,546	$—	$—	$1,546

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 were as follows:

	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands )
2004
U.S. Treasury	$5,481	$22	$—	$—	$5,481	$22
U.S. Agency	33,726	152	—	—	33,726	152
Mortgage-backed Securities	—	—	—	—	—	—

Total	$39,207	$174	$—	$—	$39,207	$174

2003
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	7,980	12	—	—	7,980	12
Mortgage-backed Securities	—	—	—	—	—	—

Total	$7,980	$12	$—	$—	$7,980	$12

         The unrealized losses on investments in U.S. Treasury and U.S. Agency securities were caused by interest rate increases. At December 31, 2004, there were twelve of these securities in an unrealized loss position of $174,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
         The amortized cost and market values of debt securities at December 31, 2004, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within	1-5	5-10	Due After	Amortized	Market
	1 Year	Years	Years	10 Years	Cost	Value

	(In Thousands)
Securities Available for Sale
U.S. Treasury	$499	$5,004	$—	$—	$5,503	$5,481
U.S. Agency	6,057	41,580	5,991	—	53,628	53,656
Mortgage-backed Securities	—	—	—	311	311	312

Total	$6,556	$46,584	$5,991	$311	$59,442	$59,449

Weighted Average Yield	4.76%	3.78%	4.75%	4.48%	3.99%	—

Securities Held to Maturity
Municipal Securities	$65	$285	$245	$129	$724	$771

Weighted Average Yield	3.57%	4.18%	4.64%	5.11%	4.45%	—

         The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
	Proceeds	Gains	Losses

	(In Thousands)
2004 Available-for-Sale Securities	$3,789	$151	$—
Held-to-Maturity Securities	$—	$—	$—
2003 Available-for-Sale Securities	$17,379	$310	$—
Held-to-Maturity Securities	$—	$—	$—
2002 Available-for-Sale Securities	$6,367	$113	$—
Held-to-Maturity Securities	$—	$—	$—

         The Company pledged $31.2 million and $16.8 million of investment securities at December 31, 2004, and 2003, respectively, as collateral for public deposits and borrowings.
         A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2004	2003	2002

	(In Thousands)
U.S. Treasury	$67	$37	$135
U.S. Agency	2,319	2,666	3,336
Other	14	21	41

Total	$2,400	$2,724	$3,512

         Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $1.3 million and $1.5 million in 2004 and 2003, respectively.

NOTE 5 —	Loans
         The composition of the loan portfolio is presented below:

December 31,	2004	2003

	(In Thousands)
Commercial	$267,737	$220,774
Real estate construction	122,873	102,311
Real estate term	252,358	239,545
Real estate loans for sale	—	1,395
Installment and other consumer	38,166	39,796

Sub-total	681,134	603,821
Less: Unearned purchase discount	(44)	(44)
Unearned origination fees, net of origination costs	(2,821)	(2,658)

Total loans	678,269	601,119
Allowance for loan losses	(10,764)	(10,186)

Net Loans	$667,505	$590,933

         The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2004, approximately 72% and 26% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.
         Nonaccrual loans totaled $5.9 million and $7.4 million at December 31, 2004, and 2003, respectively. Interest income which would have been earned on non-accrual loans for 2004, 2003, and 2002 amounted to $658,000, $690,000, and $480,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.
         At December 31, 2004, and 2003, the recorded investment in loans that are considered to be impaired was $6.7 million and $13.2 million, respectively, (of which $5.4 million and $5.5 million, respectively, were on a non-accrual basis). A specific allowance of $357,000 was established for the $6.7 million of impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2004, and 2003, was approximately $7.3 million and $14.9 million, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company recognized interest income on these impaired loans of $117,000, $734,000, and $177,000, respectively, which was recognized using the cash basis method of income recognition.
         At December 31, 2004, and 2003, there were no loans pledged as collateral to secure public deposits.
         At December 31, 2004, and 2003, the Company serviced $79.6 million and $79.5 million of loans, respectively, which had been sold to various investors without recourse.
         Maturities and sensitivity of accrual loans to changes in interest rates are as follows:

December 31,	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)
Commercial	$135,476	$81,231	$46,378	$263,085
Construction	116,612	2,648	3,546	122,806
Real estate term	59,697	55,510	135,994	251,201
Installment and other consumer	1,426	6,728	30,012	38,166

Total	$313,211	$146,117	$215,930	$675,258

Fixed interest rate	$165,791	$59,706	$44,826	$270,323
Floating interest rate	147,420	86,411	171,104	404,935

Total	$313,211	$146,117	$215,930	$675,258

         Certain directors, and companies of which directors are principal owners, have loan and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

	2004	2003

	(In Thousands)
Balance, beginning of the year	$4,025	$6,490
Loans made	10,349	8,233
Repayments	11,242	10,698

Balance, end of year	$3,132	$4,025

         The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2004, and 2003, were $2.5 million and $3.1 million, respectively.

NOTE 6 —	Allowance for Loan Losses
         The following is a detail of the allowance for loan losses:

December 31,	2004	2003	2002

	(In Thousands)
Balance, beginning of the year	$10,186	$8,476	$7,200
Provision charged to operations	1,601	3,567	3,095
Charge-offs:
Commercial	(1,387)	(2,067)	(1,791)
Real estate	—	(127)	(67)
Consumer	(84)	(91)	(257)

Total Charge-offs	(1,471)	(2,285)	(2,115)

Recoveries:
Commercial	200	279	168
Construction	185	—	—
Real estate	—	111	48
Consumer	63	38	80

Total Recoveries	448	428	296

Charge-offs net of recoveries	(1,023)	(1,857)	(1,819)

Balance, End of Year	$10,764	$10,186	$8,476

NOTE 7 —	Premises and Equipment
         The following summarizes the components of premises and equipment:

December 31,	Useful Life	2004	2003

	(In Thousands)
Land		$1,443	$1,453
Vehicle	3 years	61	61
Furniture and equipment	5-7 years	8,660	8,267
Tenant improvements	2-11 years	4,025	3,904
Buildings	30 years	6,848	6,838

Total Premises and Equipment		21,037	20,523
Accumulated depreciation and amortization		(10,454)	(9,416)

Total Premises and Equipment, Net		$10,583	$11,107

         During 1991, the Company purchased the building in which it operates and simultaneously sold the building to a partnership, in which three of the Company’s directors had an approximate 54% ownership interest. The net gain on the sale of the building, $176,000, was being amortized over the lease term; approximately $12,000 was recognized in 2003, and 2002, respectively.

NOTE 8 —	Other Assets
         A summary of intangible assets and other assets is as follows:

December 31,	2004	2003

	(In Thousands)
Intangible assets
Goodwill	$5,735	$5,735
Core deposits intangible	899	1,267

Total	$6,634	$7,002

Prepaid expenses	$543	$395
Software	816	1,043
Deferred taxes, net	7,673	5,981
Loan to Elliott Cove	100	475
Investment in Elliott Cove	375	(43)
Investment in RML Holding Company	4,191	4,120
Investment in Related Corporate Partners	2,720	2,956
Other assets	3,340	1,197

Total	$19,758	$16,124

         As part of the acquisition of branches from Bank of America in 1999, the Company recorded goodwill and a core deposit intangible (“CDI”). The CDI is net of accumulated amortization of $2,044,000 and $1,676,000 for the periods ending December 31, 2004, and 2003, respectively. The Company intends to continue amortizing the CDI for the remainder of its useful life.
         The Company owns a 47% equity interest in Elliott Cove through its wholly-owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. The amount loaned on this commitment at December 31, 2003 was $475,000. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000. The balance outstanding on this commitment at December 31, 2004 was $100,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and December 31, 2004.
         RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, PAM. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits of RML. As a result of the reorganization, the Company now owns a 24% interest in the profits of RML Holding Company.

         The Company uses the equity method to account for its investment in RML Holding Company. Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2004	2003

	(In Thousands)
Assets
Current assets	$50,499	$54,294
Long-term assets	2,816	695

Total Assets	$53,315	$54,989

Liabilities
Current liabilities	$36,419	$43,369
Long-term liabilities	954	224

Total Liabilities	37,373	43,593

Shareholders’ Equity	15,942	11,396

Total Liabilities and Shareholders’ Equity	$53,315	$54,989

Income/expense
Gross income	$14,425	$20,326
Total expense	12,714	10,859
Joint venture allocations	(596)	(572)

Net Income	$1,115	$8,895

         In January of 2003, the Company made a $3 million investment in RCP. The Company earns a return on its investment in the form of tax credits and deductions that flow through to it as a limited partner in this partnership over the next fifteen years.

NOTE 9 —	Deposits
         The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2004, and 2003, was $82.5 million and $96.1 million, respectively.
At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

Year Ending December 31:

(In Thousands)
2005	$114,412
2006	23,206
2007	4,447
2008	219
2009	74
Thereafter	1

Total	$142,359

         At December 31, 2004, and 2003, the Company held $25 million in certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.

NOTE 10 —	Borrowings
         The Company has a line of credit with the FHLB of Seattle approximating 10% of assets, or $75.1 million at December 31, 2004. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2004, and 2003, there was $28.2 million and $44.1 million committed on the line, respectively. At December 31, 2004, there was $3 million outstanding on the line and an additional $25.2 million of the borrowing line was committed to secure public deposits. At December 31, 2003, there was $3.4 million outstanding on the line and an additional $40.7 million of the borrowing line was committed to secure public deposits.
         The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2004, and 2003, was $1 million.
         The Federal Reserve Bank is holding $80.4 million of loans as collateral to secure advances made through the discount window on December 31, 2004. There were no discount window advances outstanding at December 31, 2004.
         Securities sold under agreements to repurchase were $2.5 million with an interest rate of 0.26%, and $1 million with an interest rate of 0.25%, at December 31, 2004, and 2003, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2004 and 2003 was $1.1 million and $1 million, respectively, and the maximum outstanding at any month-end was $2.5 million and $1.4 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 11 —	Trust Preferred Securities
         In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the Trust), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 5.44% at December 31, 2004. The interest cost to the Company on these debentures was $375,000 in 2004 and $230,000 in 2003. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 12 —	Interest Expense
         Interest expense on deposits and borrowings is presented below:

December 31,	2004	2003	2002

	(In Thousands)
Interest-bearing demand accounts	$221	$205	$353
Money market accounts	1,527	1,293	2,063
Savings accounts	2,290	1,182	1,514
Certificates of deposit greater than $100,000	1,620	1,903	3,009
Certificates of deposit less than $100,000	1,051	1,620	3,013
Borrowings	574	478	212

Total	$7,283	$6,681	$10,164

NOTE 13 —	Income Taxes
         Components of the provision for income taxes are as follows:

			Deferred
		Current Tax	Expense	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)
2004:	Federal	$6,139	($998)	$5,141
	State	1,348	(262)	1,086

		$7,487	($1,260)	$6,227

2003:	Federal	$6,689	($1,398)	$5,291
	State	1,565	(340)	1,225

		$8,254	($1,738)	$6,516

2002:	Federal	$5,239	($917)	$4,322
	State	1,196	(347)	849

		$6,435	($1,264)	$5,171

         The actual expense for 2004, 2003, and 2002, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2004, 2003, and 2002) as follows:

December 31,	2004	2003	2002

	(In Thousands)
Computed “expected” income tax expense	$5,924	$5,971	$4,800
State income taxes, net	706	796	552
Other	(403)	(251)	(181)

Total	$6,227	$6,516	$5,171

         The components of the deferred tax asset (liability) are as follows:

December 31,	2004	2003	2002

	(In Thousands)
Provision for loan losses	$5,612	$4,962	$3,408
Loan fees, net of costs	1,150	1,062	1,036
Unrealized gain on available-for-sale
investment securities	(3)	(436)	(841)
Depreciation	386	263	597
Other, net	528	130	(363)

Net Deferred Tax Asset	$7,673	$5,981	$3,837

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

NOTE 14 —	Comprehensive Income
         At December 31, 2004, 2003, and 2002, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)	Net
December 31,	Amount	Benefit	Amount

	(In Thousands)
2004:
Unrealized net holding losses on investment securities arising during 2004	($900)	$370	($530)
Plus: Reclassification adjustment for net realized gains included in net income	(151)	62	(89)

Net unrealized losses	($1,051)	$432	($619)

2003:
Unrealized net holding losses on investment securities arising during 2003	($676)	$278	($398)
Plus: Reclassification adjustment for net realized gains included in net income	(310)	127	(183)

Net unrealized losses	($986)	$405	($581)

2002:
Unrealized net holding gains on investment securities arising during 2002	$1,278	($528)	$750
Plus: Reclassification adjustment for net realized gains included in net income	(113)	46	(67)

Net unrealized gains	$1,165	($482)	$683

NOTE 15 —	Employee Benefit Plans
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
         To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $619,000, $624,000, and $552,000, in 2004, 2003, and 2002, respectively for 401(k) contributions.
         On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $161,000, $42,000, and $146,000, in 2004, 2003, and 2002, respectively.
         In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. Contributions to this plan totaled $119,000, $120,000, and $109,000 in 2004, 2003, and 2002 respectively.

NOTE 16 —	Common Stock
         Quarterly cash dividends aggregating to $2.3 million, $2 million, and $1.2 million, or $0.38 per share were paid in 2004, and $0.33 per share in 2003, and $0.20 per share in 2002. On January 6, 2005, the Board of Directors declared a $0.095 per share cash dividend payable on February 4, 2005, to shareholders of record on January 24, 2005. Federal and State regulations place certain limitations on the payment of dividends by the Company.
         In September 2002, our Board of Directors’ approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. We purchased 224,800 shares of our stock under this program through December 31, 2004, at a total cost of $3.1 million, at an average price of $13.68 per share. However, we have not repurchased any of our shares in 2004. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

NOTE 17 —	Options
         The Company has set aside 300,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”). The total number of shares under the 2004 Plan and previous stock incentive plans at December 31, 2004 was 405,091, which includes 49,838 shares granted under the 2004 Plan leaving 250,162 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. Activity on options granted under the 2004 plan and prior plans is as follows:

		Weighted
	Shares	Average	Range of
	Under	Exercise	Exercise
	Option	Price	Price

December 31, 2001 outstanding	522,342	$7.99	$5.61-$14.00
Forfeited	(10,359)	10.49
Exercised	(64,336)	5.71

December 31, 2002 outstanding	447,647	8.26	5.61-14.00
Granted — 2003	104,500	14.00
Forfeited	(4,250)	11.83
Exercised	(125,937)	5.72

December 31, 2003 outstanding	421,960	10.40	5.61-14.00
Granted — 2004	49,838	19.81
Forfeited	(6,750)	13.38
Exercised	(59,957)	6.73

December 31, 2004 outstanding	405,091	$12.05	$5.61-$14.00

         Shares under option and weighted average exercise prices have been adjusted to reflect stock dividends described in Note 16.
         At December 31, 2004, 2003, and 2002, the weighted-average remaining contractual life of outstanding options was 6.4 years, 6.4 years, and 5.4 years, respectively.
         At December 31, 2004, 2003, and 2002, the number of options exercisable was 289,251, 292,733, and 371,177, respectively, and the weighted-average exercise price of those options was $10.27, $8.95, and $7.67, respectively.
         At December 31, 2004, there were 250,162 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during December 2004, April 2003, and October 2001, was $8.91, $4.71, and $5.51, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2004 — expected dividends of $0.44 per share, risk-free interest rate of 4.09%, volatility of 39.28%, and an expected life of 8 years; 2003 — expected dividends of $0.38 per share, risk-free interest rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001 — expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years.
         The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. FASB Statement No. 123, “Share-Based Payment” establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

		2004	2003	2002

Net income (in thousands)	As reported	$10,700	$10,545	$8,542
Less stock-based employee compensation		(163)	(198)	(168)

Net income	Pro forma	$10,537	$10,347	$8,374

Earnings per share, basic	As reported	$1.76	$1.76	$1.40
	Pro forma	$1.73	$1.72	$1.37
Earnings per share, diluted	As reported	$1.71	$1.69	$1.35
	Pro forma	$1.68	$1.66	$1.33

NOTE 18 —	Commitments and Contingent Liabilities
         Rental expense under leases for equipment and premises was $1.6 million, $1.5 million, and $1.7 million in 2004, 2003, and 2002, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2004, are as follows:

Year Ending December 31:
(In Thousands)
2005	$1,407
2006	1,286
2007	1,146
2008	1,180
2009	1,221
Thereafter	6,225

Total	$12,465

         The Company leases the main office facility from an entity in which a director has an interest. Rent expense under this lease agreement was $810,000, $782,000, and $776,000 for 2004, 2003, and 2002, respectively. The Company believes that the lease agreement is at market terms.
         At December 31, 2004, the Company pledged $25.2 million of letter of credit commitments, issued by the Federal Home Loan Bank of Seattle, as collateral to secure $25 million in public deposits and accrued interest. This letter of credit is collateralized by a blanket pledge of the Company’s assets.
         The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one-year to $50,000 per covered individual and $1.4 million for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
Off-Balance Sheet Financial Instruments: In the ordinary course of business, the Company enters into various types of transactions that involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve to varying degrees credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. Management does not anticipate any loss as a result of these commitments.
         The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process.

December 31,	2004	2003

	(In Thousands)
Off-balance sheet commitments:
Commitments to extend credit	$137,480	$122,264
Standby letters of credit	4,590	4,217
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
         Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2004, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2004, that the Company and Northrim Bank met all capital adequacy requirements.
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

			Adequately-
Consolidated	Actual		Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$93,814	12.87%	$58,315	M8.0%	$72,894	M10.0%
Tier I Capital (to risk-weighted assets)	$84,682	11.62%	$29,150	M4.0%	$43,726	M6.0%
Tier I Capital (to average assets)	$84,682	10.72%	$31,598	M4.0%	$39,497	M5.0%
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$84,057	12.83%	$52,413	M8.0%	$65,516	M10.0%
Tier I Capital (to risk-weighted assets)	$75,845	11.58%	$26,199	M4.0%	$39,298	M6.0%
Tier I Capital (to average assets)	$75,845	10.37%	$29,256	M4.0%	$36,569	M5.0%

			Adequately-
Northrim Bank	Actual		Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$83,284	11.44%	$58,241	M8.0%	$72,801	M10.0%
Tier I Capital (to risk-weighted assets)	$74,160	10.18%	$29,139	M4.0%	$43,709	M6.0%
Tier I Capital (to average assets)	$74,160	9.40%	$31,557	M4.0%	$39,447	M5.0%
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$73,748	11.22%	$52,583	M8.0%	$65,729	M10.0%
Tier I Capital (to risk-weighted assets)	$65,508	9.97%	$26,282	M4.0%	$39,423	M6.0%
Tier I Capital (to average assets)	$65,508	8.97%	$29,212	M4.0%	$36,515	M5.0%
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

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Financial Assets:
Cash and money market investments	$31,093	$31,093	$36,895	$36,895
Investment securities	61,475	61,522	73,208	73,274
Net loans	667,505	667,969	590,933	582,204
Accrued interest receivable	3,678	3,678	3,300	3,300

Financial Liabilities:
Deposits	$699,061	$698,801	$646,197	$645,029
Accrued interest payable	337	337	320	320
Other borrowings	6,478	6,478	5,143	5,143
Trust preferred securities	8,000	8,000	8,000	8,000

Unrecognized Financial Instruments:
Commitments to extend credit	$137,278	$1,373	$122,264	$1,223
Standby letters of credit	4,792	48	4,217	42

NOTE 21 —	Quarterly Results of Operations

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)
Total interest income	$13,202	$12,119	$11,859	$11,374

Total interest expense	2,300	1,920	1,580	1,485

Net interest income	10,902	10,199	10,279	9,889

Provision for loan losses	600	143	429	429

Other operating income	1,114	885	955	836

Other operating expense	6,850	6,545	6,507	6,631

Income before income taxes	4,566	4,396	4,298	3,665

Income taxes	1,699	1,699	1,536	1,293

Net Income	$2,867	$2,697	$2,762	$2,372

Earnings per share, basic	$0.47	$0.44	$0.45	$0.39

Earnings per share, diluted	$0.46	$0.43	$0.44	$0.38

2003 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)
Total interest income	$11,615	$11,602	$11,397	$11,333

Total interest expense	1,557	1,613	1,728	1,784

Net interest income	10,058	9,989	9,669	9,549

Provision for loan losses	829	1,373	936	429

Other operating income	1,225	1,925	1,777	1,163

Other operating expense	6,214	6,150	6,186	6,178

Income before income taxes	4,240	4,391	4,324	4,105

Income taxes	1,594	1,672	1,689	1,561

Net Income	$2,646	$2,719	$2,635	$2,544

Earnings per share, basic	$0.44	$0.46	$0.44	$0.42

Earnings per share, diluted	$0.42	$0.44	$0.43	$0.41

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

NOTE 23 — Parent Company Financial Information
                   Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2004	2003	2002

	(In Thousands)
Assets
Cash	$8,735	$7,910	$564
Investment in Northrim Bank	80,797	73,133	67,376
Investment in NISC	552	(54)	262
Investment in NCT1	248	248	—
Other assets	252	504	3

Total Assets	$90,584	$81,741	$68,205

Liabilities
Subordinated debt	$8,248	$8,013	$—
Taxes payable and other payables	(1,084)	(1,581)	(239)
Other liabilities	62	24	71

Total Liabilities	7,226	6,456	(168)

Shareholders’ Equity
Common stock	6,089	6,050	6,095
Additional paid-in capital	45,876	45,615	46,614
Retained earnings	31,389	22,997	14,460
Accumulated other comprehensive income-
net unrealized gains on available for sale investment securities	4	623	1,204

Total Shareholders’ Equity	83,358	75,285	68,373

Total Liabilities and Shareholders’ Equity	$90,584	$81,741	$68,205

Statements of Income for Years Ended:	2004	2003	2002

	(In Thousands)
Income
Interest income	$177	$83	$11
Net income from Northrim Bank	11,659	11,306	8,884
Net loss from NISC	(269)	(565)	(238)
Other income	1	7	—

Total Income	11,568	10,831	8,657
Expense
Interest expense	387	243	—
Administrative and other expenses	954	588	354

Total Expense	1,341	831	354
Net Income Before Income Taxes	10,227	10,000	8,303
Income tax expense (benefit)	(473)	(545)	(239)

Net Income	$10,700	$10,545	$8,542

Statements of Cash Flows for Years Ended:	2004	2003	2002

	(In Thousands)
Operating Activities:
Net income	$10,700	$10,545	$8,542
Adjustments to Reconcile Net Income to Net Cash:
Equity in earnings from subsidiaries	(11,390)	(10,741)	(8,645)
Changes in other assets and liabilities	398	(641)	(187)

Net Cash Used from Operating Activities	(292)	(837)	(290)
Investing Activities:
Investment in NISC & NCT1	(250)	(973)	(500)
Purchases of software and equipment	—	(11)	—

Net Cash Used by Investing Activities	(250)	(984)	(500)
Financing Activities:
Dividends paid to shareholders	(2,308)	(2,008)	(1,222)
Dividends received from Northrim Bank	3,375	4,969	3,160
Proceeds from issuance of trust preferred securities	—	8,000	—
Proceeds from issuance of common stock	300	425	271
Repurchase of common stock	—	(2,219)	(855)

Net Cash Provided by Financing Activities	1,367	9,167	1,354

Net Increase by Cash and Cash Equivalents	825	7,346	564

Cash and Cash Equivalents at beginning of period	7,910	564	—

Cash and Cash Equivalents at end of period	$8,735	$7,910	$564

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
Commission File Number 0-33501
Northrim BanCorp, Inc.
State of Incorporation: Alaska
Employer ID Number: 92-0175752
3111 C Street
Anchorage, Alaska 99503
Telephone Number: (907) 562-0062
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $1.00 Par Value
The number of shares of registrant’s common stock outstanding at March 1, 2005 was 6,089,120.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2004, was $116,745,003.
The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2005, was 6,089,120.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

Page
Part I
Item 1.	Business	1-4, 6-18, 52-55
	General	1-4, 52-55
	Investment Portfolio	15-17, 32-34, 45
	Loan Portfolio	11-15, 34-36
	Summary of Loan Loss Experience	11-15, 34-36
	Deposits	17-18, 38
	Return on Equity and Assets	5
	Short Term Borrowings	18, 38-39

Item 2.	Properties	56

Item 3.	Legal Proceedings	None

Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19, 20, 31, 42-43, 50

Item 6.	Selected Financial Data	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-23

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	21-23

Item 8.	Financial Statements and Supplementary Data	26-49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9a.	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures	23
	Management-Report on Internal Control Over Financial Reporting	23
	Report of Independent Registered Public Accounting Firm: Effectiveness of Internal Control Over Financial Reporting	24
Part III

Item 10.	Directors and Executive Officers of the Registrant	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accountant Fees and Services	*
Part IV

Item 15.	Financial Statements and Exhibits	56
*Northrim’s definitive proxy statement for the 2005 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee,” “Stock Performance Graph,” and “Fees Billed By KPMG During Fiscal Years 2004 and 2003.”

General
         Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with three wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 47% equity interest in Elliott Cove Capital Management LLC (“Elliot Cove”), an investment advisory services company; and Northrim Capital Trust 1 (“NCT1,”) an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company. The Company is regulated by the Board of Governors of the Federal Reserve System, and Northrim Bank is regulated by the Federal Deposit Insurance Corporation, and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.
Competition
         We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska U.S.A. Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. Credit unions in Alaska have a 36% share of total statewide deposits of banks and credit unions. Recent changes in their regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on a par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
         Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. In 2004, the Bank continued with its sales calling and training efforts and plans to continue with this program in 2005.
         In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) and deposits increased 13% and 8%, respectively from year-end 2003 to year-end 2004. At June 30, 2004, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 7% in Fairbanks, and 6% in the Matanuska Valley.

         The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2004, the most recent date for which comparative deposit information is available.

Market Share in Greater Anchorage Area

	Number of	Total	Market share
Financial institution	branches	deposits	of deposits

	(Dollars in thousands)
Northrim Bank	8(1)	$594,877	21%
Wells Fargo Bank Alaska	18	1,270,164	41%
First National Bank Alaska	12	930,227	30%
Key Bank	6	190,687	6%
Alaska First Bank & Trust	2	52,083	2%

Total	46	$3,038,038	100%

                   (1) Does not reflect our Fairbanks or Wasilla branches
Employees and Key Personnel
         We had 272 full-time equivalent employees at December 31, 2004. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
         We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer; Joe Schierhorn, our Senior Vice President and Chief Financial Officer, and Bob Shake, our Senior Vice President and Executive Loan Manager. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson Mollozzi, Schierhorn, and Shake in the amounts of $2.5 million, $2.1 million, $1 million, $1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson, Mr. Mollozzi, Mr. Schierhorn, or Mr. Shake with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.
Alaska Economy
         All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2004, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 22% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2004, $267.7 million, or 39%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.
         Alaska’s residents are not subject to any state income or state sales taxes, and for the past 23 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $920 per eligible resident in 2004 for an aggregate distribution of approximately $550 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).
         Alaska is strategically located on the Pacific Rim, nine hours by air from 95% of the industrialized world, and has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe. Anchorage’s airport is now rated first in the nation in terms of landed tonnage of international cargo. Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo, and transportation industries, as well as medical services.

         The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 80% of the revenue used to fund state government operations. Although oil prices increased to above $50 per barrel during 2004, the state’s largest producers, ConocoPhillips and British Petroleum, both kept capital spending and exploration drilling at approximately the same levels as they were in 2003. In addition, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska including Total E&P, EnCana, Armstrong Resources, and Winstar Petroleum. Several of these independents drilled wells over the last several years and have plans to continue with their drilling efforts in 2005. As a result, total spending and employment by the industry appears to be consistent in 2004.
         Another major development in the petroleum industry in 2004 was passage of legislation by the United States Congress that provides incentives for the construction of a pipeline to transport natural gas from the North Slope of Alaska to the Continental United States. This project is estimated to cost in excess of $18 Billion and would provide Alaska with additional revenue from severance taxes on the natural gas. The oil companies that own the natural gas, namely ConocoPhillips, Exxon, and British Petroleum, are currently negotiating with the state of Alaska on the terms for the development and taxation of this project. However, the oil companies have not committed to build the project at this time.
         Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001, had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003. However, in 2004, the industry reported increases due in part to an improving national economy.
         In addition to the challenges in several of Alaska’s major industries, the state has faced a “fiscal gap” in prior years because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently experienced a small budget surplus in 2004 due to the recent rise in oil prices and projects a larger budget surplus for the fiscal year ending June 30, 2005, it still projects that the fiscal gap will continue to widen in future years and that the CBR will be depleted within several years. The public and the legislature are debating a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.
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
         The activities of bank holding companies, such as the Company, that are not financial holding companies, are generally limited to managing or controlling banks. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank activities of a bank holding company are also generally limited to the acquisition of up to 5% of the voting shares and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.

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
         Our earnings are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Properties
The following sets forth information about our branch locations:

Locations	Type	Leased/Owned

Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Leased

SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned

36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned

Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased

Jewel Lake Branch 4000 West Dimond Blvd., Anchorage, AK	Supermarket	Leased

Seventh Avenue Branch 550 West Seventh Avenue, Anchorage, AK	Traditional	Leased

West Anchorage Branch/ Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned

Eagle River Branch 12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased

Fairbanks Financial Center 714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased

Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Financial Statements and Exhibits
Financial Statements
The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

Exhibits
Index to Exhibits

Exhibit
Number	Name of Document
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Pursuant to Section 6.0(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.3	Amended and Restated Employment Agreement with R. Marc Langland(2)
10.4	Amended and Restated Employment Agreement with Christopher N. Knudson(2)
10.5	Amended and Restated Employment Agreement with Victor P. Mollozzi(2)
10.6	Employment Agreement with Joseph Schierhorn(2)
10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(2)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(3)
10.9	Supplemental Executive Retirement Deferred Compensation Plan(2)
10.10	2004 Stock Incentive Plan(3)
10.11	Employment Agreement with Robert Shake(4)
21	Subsidiaries Northrim Bank Northrim Investment Services Company Northrim Capital Trust 1

23	Consent of KPMG LLP(4)
24	Power of Attorney(4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002
(2)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003
(3)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
(4)Filed with this Form 10-K

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 11th day of March, 2005.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Senior Vice President, Chief Financial Officer,
Compliance Manager
R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 11, 2005, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Larry S. Cash	Richard L. Lowell
Mark G. Copeland	Irene Sparks Rowan
Frank A. Danner	John C. Swalling
Anthony Drabek	Joseph E. Usibelli
Christopher N. Knudson
R. Marc Langland

By /s/ R. Marc Langland,
as Attorney-in-fact

March 11, 2005

Investor Information
Annual Meeting

Date:	Thursday, May 5, 2005
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501
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