Form 10-Q
period 2005-03-31
NORTHRIM BANCORP INC
filed 2005-05-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

Commission File Number 000-33501

NORTHRIM BANCORP, INC.

(Exact name of registrant as specified in its charter)

Alaska State or other jurisdiction of incorporation or organization)	92-0175752 (I.R.S. Employer Identification Number)

3111 C Street
Anchorage, Alaska	99503

(Address of principal executive offices)	(Zip Code)

(907)562-0062

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

The number of shares of the issuer’s Common Stock outstanding at May 4, 2005 was 6,100,608.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10K for the year ended December 31, 2004.

ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2005, December 31, 2004, and March 31,2004

	March 31,	December 31,	March 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$21,075	$18,936	$28,415
Money market investments	14,947	12,157	4,622

Investment securities held to maturity	724	724	945
Investment securities available for sale	59,062	59,449	64,101
Investment in Federal Home Loan Bank stock	1,556	1,302	1,494

Total investment securities	61,342	61,475	66,540
Real estate loans for sale	0	0	1,733
Portfolio loans	681,369	678,269	610,475
Allowance for loan losses	(10,733)	(10,764)	(10,229)

Net loans	670,636	667,505	601,979
Premises and equipment, net	10,616	10,583	11,324
Accrued interest receivable	3,686	3,678	3,551
Intangible assets	6,542	6,634	6,910
Other assets	23,523	19,758	17,424

Total Assets	$812,367	$800,726	$740,765

LIABILITIES
Deposits:
Demand	$174,950	$183,959	$175,781
Interest-bearing demand	63,756	59,933	58,329
Savings	47,518	47,406	48,304
Alaska CDs	143,223	123,223	73,847
Money market	126,752	142,181	123,966
Certificates of deposit less than $100,000	60,426	59,872	65,493
Certificates of deposit greater than $100,000	90,564	82,487	99,374

Total deposits	707,189	699,061	645,094

Borrowings	6,652	6,478	5,260
Trust perferred securities	8,000	8,000	8,000
Other liabilities	5,463	3,829	5,476

Total liabilities	727,304	717,368	663,830

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,099,608; 6,089,120; and 6,071,027 shares issued and outstanding at March 31, 2005, December 31, 2004, and March 31, 2004, respectively	6,100	6,089	6,071
Additional paid-in capital	46,028	45,876	45,383
Retained earnings	33,391	31,389	24,795
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	(456)	4	686

Total shareholders’equity	85,063	83,358	76,935

Total Liabilities and Shareholders’ Equity	$812,367	$800,726	$740,765

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended:
	March 31,
	2005	2004
	(unaudited)
	(Dollars in thousands,
Interest Income
Interest and fees on loans	$12,735	$10,681
Interest on investment securities:
Assets available for sale	543	653
Assets held to maturity	19	29
Interest on money market investments	26	11

Total Interest Income	13,323	11,374

Interest Expense
Interest expense on deposits and borrowings	2,830	1,485

Net Interest Income	10,493	9,889

Provision for loan losses	0	429

Net Interest Income After Provision for Loan Losses	10,493	9,460

Other Operating Income
Service charges on deposit accounts	402	431
Equity in earnings from RML	(21)	44
Equity in loss from Elliott Cove	(108)	(189)
Other income	565	550

Total Other Operating Income	838	836

Other Operating Expense
Salaries and other personnel expense	4,358	3,840
Occupancy, net	567	527
Equipment expense	344	364
Marketing expense	357	289
Intangible asset amortization expense	92	92
Other operating expense	1,412	1,519

Total Other Operating Expense	7,130	6,631

Income Before Income Taxes	4,201	3,665
Provision for income taxes	1,621	1,293

Net Income	$2,580	$2,372

Earnings Per Share, Basic	$0.42	$0.39
Earnings Per Share, Diluted	$0.41	$0.38

Weighted Average Shares Outstanding, Basic	6,099,852	6,058,136
Weighted Average Shares Outstanding, Diluted	6,292,478	6,286,704

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended:
	March 31,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Net income	$2,580	$2,372

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	(455)	153

Less: reclassification adjustment for gains	5	89

Comprehensive Income	$2,120	$2,436

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended:
	March 31,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$2,580	$2,372

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(9)	(151)
Depreciation and amortization of premises and equipment	298	293
Amortization of software	136	117
Intangible asset amortization	92	92
Amortization of investment security premium, net of discount accretion	13	33
Deferred tax (benefit)	(505)	(142)
Deferral of loan fees and costs, net	133	(193)
Provision for loan losses	0	429
Equity in (earnings) loss from RML	21	(44)
Equity in loss from Elliott Cove	108	189
(Increase) in accrued interest receivable	(8)	(251)
(Increase) decrease in other assets	(34)	(335)
Increase of other liabilities	1,634	1,303

Net Cash Provided by Operating Activities	4,459	3,712

Investing Activities:
Investment in securities:
Purchases of investment securities:
Available-for-sale	(10,873)	(10,332)
Proceeds from sales / maturities of securities:
Available-for-sale	10,476	17,131
Investment in Federal Home Loan Bank stock, net	(254)	51
Investments in loans:
Sales of loans and loan participations	2,009	9,439
Loans made, net of repayments	(5,273)	(20,721)
Investment in purchased receivables	(2,950)	(1,052)
Investment in NBG	(237)	0
Purchases of premises and equipment	(331)	(510)

Net Cash (Used) by Investing Activities	(7,433)	(5,994)

Financing Activities:
Increase (decrease) in deposits	8,128	(1,103)
Increase in borrowings	174	117
Loan to Elliott Cove	(300)	(150)
Proceeds from issuance of common stock	163	19
Dividends received from RML	316	115
Cash dividends paid	(578)	(574)

Net Cash Provided (Used) by Financing Activities	7,903	(1,576)

Net Increase (Decrease) in Cash and Cash Equivalents	4,929	(3,858)
Cash and cash equivalents at beginning of period	31,093	36,895

Cash and cash equivalents at end of period	$36,022	$33,037

Supplemental Information:
Income taxes paid	$0	$0

Interest paid	$2,671	$1,492

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2005 and 2004

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. STOCK REPURCHASE

In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. The Company has purchased 224,800 shares of its stock under this program since its inception through March 31, 2005, at a total cost of $3.1 million. However, the Company has not repurchased any of these shares in 2005 and 2004. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.

3. ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services primarily in share-based payment transactions with its employees. This Statement supersedes the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In accordance with the provisions of this Statement, as amended by the April 2005 Security and Exchange Commission’s ruling on the implementation date, the Company will begin to expense the costs associated with its stock options in the first quarter of 2006.

4. LENDING ACTIVITIES

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2005		December 31, 2004		March 31, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$274,627	40%	$267,737	39%	$237,782	39%
Construction/development	115,503	17%	122,873	18%	96,429	16%
Commercial real estate	256,947	38%	251,665	37%	239,660	39%
Consumer	37,145	5%	38,668	6%	38,270	6%
Other, net of unearned and discount	(2,853)	0%	(2,674)	0%	(1,666)	0%

Sub total	681,369		678,269		610,475
Real estate loans for sale	—	0%	—	0%	1,733	0%

Total loans	$681,369	100%	$678,269	100%	$612,208	100%

The following table details activity in the Allowance for Loan Losses for the periods indicated:

	First Quarter
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,764	$10,186
Charge-offs:
Commercial	71	409
Construction/development	0	0
Commercial real estate	0	0
Consumer	7	22

Total charge-offs	78	431
Recoveries:
Commercial	6	36
Construction/development	15	0
Commercial real estate	15	0
Consumer	11	9

Total recoveries	47	45
Charge-offs, net	31	386
Provision for loan losses	0	429

Balance at end of period	$10,733	$10,229

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$6,217	$5,876	$6,927
Accruing loans past due 90 days or more	155	290	3,007
Restructured loans	0	424	470

Total nonperforming loans	6,372	6,590	10,404
Real estate owned	0	0	0

Total nonperforming assets	$6,372	$6,590	$10,404

Allowance for loan losses	$10,733	$10,764	$10,229

At March 31, 2005, December 31, 2004, and March 31, 2004, the Company had loans measured for impairment of $6.2 million, $6.7 million, and $11.7 million, respectively. A specific allowance of $271,000, $357,000, and $454,000, respectively, was established for these periods. The decrease in loans measured for impairment at March 31, 2005, as compared to March 31, 2004, and December 31, 2004, resulted in large part from the concentrated collection activities of the Company.

5. INVESTMENT SECURITIES

Investment securities, which include Federal Home Loan Bank stock, totaled $61.3 million at March 31, 2005, a decrease of $133,000 from $61.5 million at December 31, 2004, and a decrease of $5.2 million, or 8%, from $66.5 million at March 31, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at March 31, 2005, 97% at December 31, 2004, and 96% at March 31, 2004, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2005, $31.3 million in securities, or 51%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $31.5 million, or 47%, at March 31, 2004.

6. OTHER OPERATING INCOME

Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $65,000 to a loss of $21,000 during the first quarter of 2005 as compared to earnings of $44,000 in the first quarter of 2004, due to decreased refinancing activity, coupled with strong competition for mortgages and key personnel.

The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly-owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at March 31, 2005 was $400,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and March 31, 2005.

The Company’s share of the loss from Elliott Cove for the first quarter of 2005 decreased to $108,000, as compared to a loss of $189,000 in the first quarter of 2004. The loss from Elliott Cove decreased between the first quarter of 2004 and the first quarter of 2005 as Elliott Cove increased its assets under management, which increased its operating income and helped offset operating costs.

7. DEPOSIT ACTIVITIES

The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).

8. EARNINGS PER SHARE

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ending March 31, 2005 and 2004:

		Three Months
		2005	2004
		(Dollars in thousands, except per share data)
Net income	As reported	$2,580	$2,372
Less stock-based employee compensation		(42)	(46)

Net income	Pro forma	$2,538	$2,326

Earnings per share, basic	As reported	$0.42	$0.39
	Pro forma	$0.42	$0.38
Earnings per share, diluted	As reported	$0.41	$0.38
	Pro forma	$0.40	$0.37

The per share weighted-average fair value of stock options granted during December 2004, April 2003, and October 2001, was $8.91, $4.71, and $5.51, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: 2004—expected dividends of $0.44 per share, risk-free interest rate of 4.09%, volatility of 39.28%, and an expected life of 8 years; 2003—expected dividends of $0.38 per share, risk-free interest rate of 3.83%, volatility of 31.05%, and an expected life of 10 years; 2001—expected dividends of $0.20 per share, risk-free interest rate of 5.83%, volatility of 31.7%, and an expected life of 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Northrim’s management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margins; and our ability to maintain asset quality. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

OVERVIEW

GENERAL

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. In addition, we are now operating in the Washington and Oregon market areas through Northrim Funding Services, a division of the Bank that we started in the third quarter of 2004. Finally, through NCIC, we hold a 10% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.

SUMMARY OF FIRST QUARTER RESULTS

At March 31, 2005, the Company had assets of $812.4 million and gross portfolio loans of $681.4 million, respectively, an increase of 10% and 12%, respectively, as compared to the balances for these accounts at March 31, 2004. The Company’s net income and diluted earnings per share at March 31, 2005, were $2.6 million and $0.41, respectively, an increase of 9% and 8%, respectively, as compared to the same period in 2004. During the same time, the Company’s net interest income increased $604,000, or 6%, its provision for loan losses decreased $429,000, or 100%, its other operating income increased $2,000, and its operating expenses increased $499,000, or 8%. The growth in the Company’s operating expense was more than offset by the increase in net interest income. The Company’s provision for loan losses declined by 100% due to improving credit quality and loan recoveries, which helped to increase its net income despite the $328,000 increase in the provision for income taxes.

RESULTS OF OPERATIONS

NET INCOME

Net income for the quarter ended March 31, 2005, was $2.6 million, or $0.41 per diluted share, an increase in net income of 9%, and an 8% increase in diluted earnings per share as compared to $2.4 million and $0.38, respectively, in the same period of 2004. This year to date increase in net income was the result of several factors. The most significant factors were the reduction of provision for loan losses by $429,000 over the same period in 2004 due to improved loan quality. In addition, net interest income increased by $604,000, or 6% as compared to the same period in 2004. The increases set forth above were offset in part by increases in other operating expenses, most notably increases in salary and benefit expenses. The increase in earnings per diluted share for the first quarter of 2005 was due to an increase in net income.

NET INTEREST INCOME

The primary component of income for most financials institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the first quarter of 2005 increased $604,000, or 6%, to $10.5 million from $9.9 million in 2004. The following table compares average balances and rates for the first quarter ending March 31, 2005 and 2004:

				First Quarter
	First Quarter			Average Yields/Costs
	Average Balances			Tax Equivalent
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Loans	$683,281	$602,022	$81,259	7.57%	7.16%	0.41%
Short-term investments	4,319	5,331	(1,012)	2.48%	0.84%	1.64%
Long-term investments	61,644	67,348	(5,704)	3.67%	4.10%	-0.43%

Interest-earning assets	749,244	674,701	74,543	7.22%	6.80%	0.42%

Nonearning assets	55,225	52,548	2,677

Total	$804,469	$727,249	$77,220

Interest-bearing liabilities	$539,175	$479,488	$59,687	2.13%	1.25%	0.88%
Demand deposits	175,958	166,904	9,054
Other liabilities	5,000	4,378	622
Equity	84,336	76,479	7,857

Total	$804,469	$727,249	$77,220

Net tax equivalent margin on earning assets				5.69%	5.92%	-0.23%

Interest-earning assets averaged $749.2 million for the first quarter of 2005, an increase of $74.5 million, or 11%, over the $674.7 million average for the comparable period in 2004. The tax equivalent yield on interest-earning assets averaged 7.22% in 2005, an increase of 42 basis points from 6.80% for the same period in 2004. We expect this trend of increasing yields on our earning assets to continue this year with expected increases by the Federal Reserve in short-term interest rates.

Loans, the largest category of interest-earning assets, increased by $81.3 million, or 13%, to an average of $683.3 million in the first quarter of 2005 from $602 million in the same period of 2004. Commercial loans, real estate term loans and construction loans increased by $49.2 million, $15.4 million, and $19.3 million, respectively, on average between the first quarters of 2004 and 2005. Consumer loans and real estate loans held for resale declined by $1.2 million and $1 million, respectively, on average during the same period. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity is expected to cause a decline in residential construction loans in the Anchorage market that is expected to be offset in part by growth in the Matanuska-Susitna and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 7.57% for the first quarter of 2005, an increase of 41 basis points from 7.16% over the same quarter a year ago.

Interest-bearing liabilities averaged $539.2 million for the first quarter of 2005, an increase of $59.7 million, or 12%, compared to $479.5 million for the same period in 2004. The average cost of interest-bearing liabilities increased 88 basis points to 2.13% for the first quarter of 2005 compared to 1.25% for the first quarter of 2004. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. As a result, the interest rates on interest bearing deposit products have begun to increase. We expect the Federal Reserve to continue to increase short-term interest rates this year, which will increase the cost of the Company’s deposit accounts and have a negative impact on its net interest margin.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.69% for the first quarter of 2005 and 5.92% for the same period in 2004. The decline in the Company’s net interest margin was due to increased deposit costs. The deposit costs have been more sensitive to changes in short-term interest rates while the loan yields have increased at a slower rate in the face of competitive pressures, which accounts for a large part of the decline in the Company’s net interest margin.

OTHER OPERATING INCOME

Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the first quarters ending March 31, 2005 and 2004:

	First Quarter
	2005	2004	$ Chg	% Chg
		(Dollars in thousands)
Deposit service charges	$402	$431	($29)	-7%
Business manager fees	150	36	114	317%
Electronic banking revenue	144	140	4	3%
Merchant & credit card fees	95	69	26	38%
Loan servicing fees	84	75	9	12%
Equity in earnings from RML	(21)	44	(65)	- 148%
Equity in loss from Elliott Cove	(108)	(189)	81	-43%
Security gains (losses)	9	151	(142)	-94%
Other	83	79	4	5%

Total	$838	$836	$2	0%

Total other operating income for the first quarter of 2005 was $838,000, an increase of $2,000 from the first quarter of 2004.

Income from the Company’s business manager product increased by $114,000, or 317%, in the first quarter of 2005 from $36,000 in the same period a year ago. The Company uses the business manager product to purchase accounts receivable from its customers and provide them with working capital for their businesses. The Company earns income from the product by charging a discount fee to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year over year comparative basis and to remain similar to the first quarter of 2005 on a quarterly basis during the remainder of the year.

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

The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $65,000 to a loss of $21,000 during the first quarter of 2005 as compared to earnings of $44,000 in the first quarter of 2004 due to decreased refinance activity, coupled with strong competition for mortgages and key personnel. The Company expects these trends to continue during the rest of this year. However, earnings from RML Holding Company are expected to increase in future quarters due to seasonal increases in the housing industry.

The Company’s share of the loss from Elliott Cove was $108,000 for the first quarter of 2005 as compared to a loss of $189,000 for the same period in 2004. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. The fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. However, the loss from Elliott Cove decreased between the first quarter of 2004 and the first quarter of 2005 as Elliott Cove increased its assets under management, which increased its operating income and helped to decrease its net loss. As Elliott Cove continues to build its assets under management, the Company expects that its losses from its investment in Elliott Cove will decrease over time and that Elliott Cove will reach a breakeven point in its operations later in 2006.

The Company has made additional investments in Elliott Cove mainly through loan commitments. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at March 31, 2005 was $400,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investment, the Company’s interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and March 31, 2005.

EXPENSES

Provision for Loan Losses

The provision for loan losses for the first quarter of 2005 was $0, as compared to a provision for loan losses of $429,000 for the first quarter of 2004. Between March 31, 2004, and March 31, 2005, the Company decreased its nonperforming loans from $10.4 million to $6.4 million. As a result of this reduction in our nonperforming loans and realized loan recoveries, we decreased our provision for loan losses and increased the ratio of our allowance for loan losses to nonperforming loans from 98% at March 31, 2004, to 168% at March 31, 2005. The allowance for loan losses was $10.7 million, or 1.58% of total portfolio loans outstanding, which excludes real estate loans for sale, at March 31, 2005, compared to $10.2 million, or 1.68%, of total portfolio loans, at March 31, 2004.

Charge-offs

There was $31,000 in net loan charge-offs during the first quarter of 2005, compared to $386,000 of net charge-offs for the same period in 2004. The decrease in net charge-offs during the first quarter of 2005 resulted mainly from a decrease in gross loan charge-offs, which declined to $78,000 in the first quarter of 2005 as compared to $431,000 in gross loan charge-offs for the same period in 2004.

Other Operating Expense

The following table breaks out the components of and changes in Other Operating Expense between the first quarters ending March 31, 2005 and 2004:

	First Quarter
	2005	2004	$ Chg	% Chg
		(Dollars in thousands)
Salaries & benefits	$4,358	$3,840	$518	13%
Occupancy	567	527	40	8%
Equipment	344	364	(20)	-5%
Marketing	357	289	68	24%
Intangible asset amortization-core deposit	92	92	0	0%
Software amortization and maintenance	279	255	24	9%
Professional and outside services	186	233	(47)	-20%
Other expense	947	1,031	(84)	-8%

Total	$7,130	$6,631	$499	8%

Total other operating expense for the first quarter of 2005 was $7.1 million, an increase of $499,000 from the same period in 2004.

Salaries and benefits increased by $518,000, or 13%, due primarily to increases in medical costs and salary increases driven by competitive pressures and additional staff. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in this area of expenses. In addition to salaries and benefits, marketing expenses increased by $68,000, or 24%, due to increased marketing costs during the period, which consist primarily of advertising costs. Professional and outside services decreased by $47,000, or 20%, mainly due to lower legal costs. Finally, other expense declined by $84,000, or 8%, due to changes in a variety of expense items during the first quarter of 2005.

Income Taxes

The provision for income taxes increased by $328,000, or 25%, to $1.6 million in the first quarter of 2005 compared to $1.3 million in the same period in 2004. The effective tax rates for the first quarter of 2005 and 2004 were 39% and 35%, respectively. The tax rate in the first quarter of 2005 increased as compared to the same period in 2004 due to the accounting for amended tax returns, which decreased the provision for income taxes by $104,000 in the first quarter of 2004. The Company expects that its tax rate for the rest of this year will be approximately similar to the tax rate of the first quarter of this year.

MATERIAL CHANGES TO FINANCIAL CONDITION

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

Loans are the highest yielding component of our earning assets. Average loans were $81.3 million, or 13%, greater in the first quarter of 2005 than in the same period of 2004. Loans comprised 91% of total average earning assets for the quarter ending March 31, 2005, compared to 89% of total average earning assets for the quarter ending March 31, 2004. The yield on loans averaged 7.57% for the quarter ended March 31, 2005, compared to 7.16% during the same period in 2004.

The loan portfolio, excluding real estate loans for sale, grew $70.9 million, or 12% from March 31, 2004, to March 31, 2005. Commercial real estate loans increased $17.3 million, or 7%, commercial loans increased $36.8 million, or 15%, construction loans increased $19.1 million, or 20%, and consumer loans decreased $1.1 million, or 3%, during the first quarter of 2005 from the same period in 2004. Funding for the growth in loans during the first quarter of 2005 came from an increase in non-interest-bearing and interest-bearing sources of funds and capital. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity in the Anchorage market is anticipated to be offset in part by growth in the Matanuska-Susitna and Fairbanks markets where there is more land available for future housing growth.

We began a program in 1998 of purchasing single-family mortgage loans originated from our affiliated mortgage holding company, RML Holding Company. These loans, which are committed for sale to mortgage investors, have generally been held by the Company for less than 45 days. At March 31, 2005, these loans totaled $0 compared to $1.7 million on March 31, 2004.

Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased slightly to $681.4 million at March 31, 2005, from $678.3 million at December 31, 2004. At March 31, 2005, 43% of the portfolio was scheduled to mature over the next 12 months, and 24% was scheduled to mature between April 1, 2006, and March 31, 2010. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2005		December 31, 2004		March 31, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$274,627	40%	$267,737	39%	$237,782	39%
Construction/development	115,503	17%	122,873	18%	96,429	16%
Commercial real estate	256,947	38%	251,665	37%	239,660	39%
Consumer	37,145	5%	38,668	6%	38,270	6%
Other, net of unearned and discount	(2,853)	0%	(2,674)	0%	(1,666)	0%

Sub total	681,369		678,269		610,475
Real estate loans for sale	—	0%	—	0%	1,733	0%

Total loans	$681,369	100%	$678,269	100%	$612,208	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$6,217	$5,876	$6,927
Accruing loans past due 90 days or more	155	290	3,007
Restructured loans	0	424	470

Total nonperforming loans	6,372	6,590	10,404
Real estate owned	0	0	0

Total nonperforming assets	$6,372	$6,590	$10,404

Allowance for loan losses	$10,733	$10,764	$10,229

Nonperforming loans to portfolio loans	0.94%	0.97%	1.70%
Nonperforming assets to total assets	0.78%	0.82%	1.40%
Allowance to portfolio loans	1.58%	1.59%	1.68%
Allowance to nonperforming loans	168%	163%	98%

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

Total nonperforming loans at March 31, 2005, were $6.4 million, or 0.94% of total portfolio loans, a decrease of $218,000 from $6.6 million at December 31, 2004, and a decrease of $4 million from $10.4 million at March 31, 2004. The decrease in the non-performing loans in the first quarter of 2005 from the first quarter of 2004, was due in large part to concentrated collection activities by the Company. In addition, the Company continues to write-down assets to their estimated fair market value when they are in a non-performing status.

At March 31, 2005, December 31, 2004, and March 31, 2004, the Company had loans measured for impairment of $6.2 million, $6.7 million, and $11.7 million, respectively. A specific allowance of $271,000, $357,000, and $454,000, respectively, was established for these periods. The decrease in loans measured for impairment at March 31, 2005, as compared to March 31, 2004, resulted in large part from the concentrated collection activities of the Company. In particular, one loan with a recorded investment of $3.8 million at March 31, 2004 was paid off during the year and accounted for a large part of the decline in the impaired loan totals between March 31, 2004 and March 31, 2005.

Potential Problem Loans: At March 31, 2005 and March 31, 2004, the Company had no potential problem loans. At December 31, 2004, the Company had potential problem loans of $922,000. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed serious doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $10.7 million, or 1.58% of total portfolio loans outstanding, at March 31, 2005, compared to $10.2 million, or 1.68%, of total portfolio loans at March 31, 2004. The Allowance for Loan Losses represented 168% of non-performing loans at March 31, 2005, as compared to 98% of non-performing loans at March 31, 2004. Management believes that at March 31, 2005, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	First Quarter
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,764	$10,186
Charge-offs:
Commercial	71	409
Construction/development	0	0
Commercial real estate	0	0
Consumer	7	22

Total charge-offs	78	431
Recoveries:
Commercial	6	36
Construction/development	15	0
Commercial real estate	15	0
Consumer	11	9

Total recoveries	47	45
Charge-offs, net	31	386
Provision for loan losses	0	429

Balance at end of period	$10,733	$10,229

Investment Securities

Investment securities, which include Federal Home Loan Bank stock, totaled $61.3 million at March 31, 2005, a decrease of $133,000 from $61.5 million at December 31, 2004, and a decrease of $5.2 million, or 8%, from $66.5 million at March 31, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at March 31, 2005, 97% at December 31, 2004, and 96% at March 31, 2004, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2005, $31.3 million in securities, or 51%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $31.5 million, or 47%, at March 31, 2004.

LIABILITIES

Deposits

General: Deposits are the Company’s primary source of new funds. Total deposits increased $8.1 million to $707.2 million at March 31, 2005, up from $699.1 million at December 31, 2004, and increased $62.1 million from $645.1 million at March 31, 2004. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2005, the Company had $151 million in certificates of deposit, of which $126.7 million, or 84% of total certificates of deposit are scheduled to mature over the next 12 months compared to $114.4 million, or 80% of total certificates of deposit at December 31, 2004, and to $128.5 million, or 78% of total certificates of deposit at March 31, 2004.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	March 31, 2005		December 31, 2004		March 31, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Remaining maturity:
Three months or less	$51,006	34%	$32,834	23%	$53,675	33%
Over three through twelve months	75,668	50%	81,580	57%	74,852	45%
Over twelve months	24,316	16%	27,945	20%	36,340	22%

Total	$150,990	100%	$142,359	100%	$164,867	100%

Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).

Borrowings

Federal Home Loan Bank: The majority of the Company’s borrowings are from the FHLB. At March 31, 2005, the Company’s maximum borrowing line from the FHLB was $94.2 million, approximately 12% of the Company’s assets. At March 31, 2005, there was $2.9 million outstanding on the line and an additional $25.2 million committed to secure public deposits, compared to an outstanding balance of $3 million and additional commitments of $25.2 million at December 31, 2004. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $3.8 million in other borrowings outstanding at March 31, 2005, as compared to $3.5 million in other borrowings outstanding at December 31, 2004. In each time period, the other borrowings were split between security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowing: At March 31, 2005, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity was $85.1 million at March 31, 2005, compared to $83.4 million at December 31, 2004, an increase of 2%. The Company earned net income of $2.6 million during the three-month period ending March 31, 2005 and paid cash dividends of $578,000.

Capital Requirements and Ratios

The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2005, the Company and the Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2004, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of March 31, 2005:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	11.83%	10.35%
Total risk-based capital	8.00%	10.00%	13.09%	11.61%
Leverage ratio	4.00%	5.00%	10.89%	9.53%

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

Stock Repurchase Plan

The Company did not make any repurchases of its outstanding stock pursuant to its share repurchase plan during the first quarter of 2005. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the 385,855 remaining shares authorized for repurchase under the plan.

Trust Preferred Issuance

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities currently have an interest rate of 5.94%, a maturity date of May 15, 2033, and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.

CAPITAL EXPENDITURES AND COMMITMENTS

During the first quarter of 2005, the Company made commitments in the amount of $800,000 for the construction of tenant improvements at its headquarters, which is located in Anchorage, Alaska. The Company expects that the work on this project will be completed during the balance of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely impact net interest income. Conversely, a declining interest rate environment may improve net interest income. However, due to the fact that interest rates are coming off of historically low levels, the Company may be unable to pass additional declines through to its deposit customers, which could have an adverse effect on its net interest income.

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

The results of the simulation model at March 31, 2005, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.6 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.3 million over the next 12 months. Due to the fact that interest rates are coming off of historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had less of a positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

During the normal course of its business, the Company is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to the Company’s business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 4, 2005	By	/s/ R. Marc Langland

R. Marc Langland Chairman, President, and CEO (Principal Executive Officer)

May 4, 2005	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)