Form 10-Q
period 2005-06-30
NORTHRIM BANCORP INC
filed 2005-08-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Yes ☑            No ☐
The number of shares of the issuer’s Common Stock outstanding at August 3, 2005 was 6,071,237.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10K for the year ended December 31, 2004.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005, December 31, 2004, and June 30, 2004

	June 30,	December 31,	June 30,
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$29,168	$18,936	$24,564
Money market investments	8,392	12,157	6,917

Investment securities held to maturity	724	724	945
Investment securities available for sale	59,569	59,449	58,624
Investment in Federal Home Loan Bank stock	1,556	1,302	1,401

Total investment securities	61,849	61,475	60,970
Portfolio loans	699,663	678,269	617,151
Allowance for loan losses	(10,882)	(10,764)	(10,293)

Net loans	688,781	667,505	606,858
Premises and equipment, net	10,950	10,583	11,002
Purchased receivables	8,661	2,191	1,365
Accrued interest receivable	3,793	3,678	3,330
Intangible assets	6,450	6,634	6,818
Other assets	18,521	17,567	17,445

Total Assets	$836,565	$800,726	$739,269

LIABILITIES
Deposits:
Demand	$191,953	$183,959	$184,775
Interest-bearing demand	66,288	59,933	57,991
Savings	48,452	47,406	46,246
Alaska CDs	158,627	123,223	85,040
Money market	124,441	142,181	117,697
Certificates of deposit less than $100,000	61,664	59,872	63,095
Certificates of deposit greater than $100,000	80,348	82,487	87,689

Total deposits	731,773	699,061	642,533

Borrowings	5,761	6,478	5,327
Trust perferred securities	8,000	8,000	8,000
Other liabilities	5,009	3,829	5,220

Total liabilities	750,543	717,368	661,080

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,071,237; 6,089,120; and 6,085,657 shares issued and outstanding at June 30, 2005, December 31, 2004, and June 30, 2004, respectively	6,071	6,089	6,085
Additional paid-in capital	45,393	45,876	45,763
Retained earnings	34,708	31,389	26,403
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(150)	4	(62)

Total shareholders’ equity	86,022	83,358	78,189

Total Liabilities and Shareholders’ Equity	$836,565	$800,726	$739,269

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$13,501	$11,236	$26,226	$21,918
Interest on investment securities:
Assets available for sale	552	593	1,095	1,246
Assets held to maturity	(8)	21	11	50
Interest on money market investments	33	9	59	20

Total Interest Income	14,078	11,859	27,391	23,234

Interest Expense
Interest expense on deposits and borrowings	3,403	1,580	6,233	3,063

Net Interest Income	10,675	10,279	21,158	20,171

Provision for loan losses	100	429	100	858

Net Interest Income After Provision for Loan Losses	10,575	9,850	21,058	19,313

Other Operating Income
Service charges on deposit accounts	450	443	851	874
Equity in earnings from RML	82	123	61	166
Equity in loss from Elliott Cove	(134)	(58)	(243)	(247)
Other income	667	447	1,244	998

Total Other Operating Income	1,065	955	1,913	1,791

Other Operating Expense
Salaries and other personnel expense	4,426	4,031	8,784	7,871
Occupancy, net	574	495	1,141	1,023
Equipment expense	349	327	693	691
Marketing expense	541	338	898	627
Intangible asset amortization expense	92	92	184	184
Other operating expense	1,391	1,224	2,803	2,744

Total Other Operating Expense	7,373	6,507	14,503	13,140

Income Before Income Taxes	4,267	4,298	8,468	7,964
Provision for income taxes	1,611	1,536	3,232	2,829

Net Income	$2,656	$2,762	$5,236	$5,135

Earnings Per Share, Basic	$0.44	$0.45	$0.86	$0.85
Earnings Per Share, Diluted	$0.42	$0.44	$0.83	$0.82

Weighted Average Shares Outstanding, Basic	6,095,922	6,081,658	6,097,797	6,069,816
Weighted Average Shares Outstanding, Diluted	6,278,673	6,260,985	6,285,520	6,273,931
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,656	$2,762	$5,236	$5,135

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	306	(749)	(149)	(596)

Less: reclassification adjustment for gains	0	0	5	89

Comprehensive Income	$2,962	$2,013	$5,082	$4,450

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$5,236	$5,135

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains) losses, net	(9)	(151)
Depreciation and amortization of premises and equipment	595	557
Amortization of software	269	253
Intangible asset amortization	184	184
Amortization of investment security premium, net of discount accretion	10	77
Deferred tax (benefit)	(586)	(1,046)
Deferral of loan fees and costs, net	533	197
Provision for loan losses	100	858
Equity in (earnings) loss from RML	(61)	(166)
Equity in loss from Elliott Cove	243	247
(Increase) in accrued interest receivable	(115)	(30)
(Increase) decrease in other assets	(339)	(973)
Increase of other liabilities	512	698

Net Cash Provided by Operating Activities	6,572	5,840

Investing Activities:
Investment in securities:
Purchases of investment securities:
Available-for-sale	(10,874)	(10,333)
Proceeds from sales / maturities of securities:
Available-for-sale	10,491	21,816
Investment in Federal Home Loan Bank stock, net	(254)	145
Investments in loans:
Sales of loans and loan participations	2,350	15,572
Loans made, net of repayments	(24,259)	(32,552)
Investment in purchased receivables	(6,470)	(903)
Dividends received from RML	365	277
Investment in NBG	(237)	0
Purchases of premises and equipment	(962)	(452)

Net Cash (Used) by Investing Activities	(29,850)	(6,430)

Financing Activities:
Increase (decrease) in deposits	32,712	(3,664)
Increase (decrease) in borrowings	(717)	184
Loan to Elliott Cove	(500)	(375)
Proceeds from issuance of common stock	242	183
Repurchase of common stock	(743)	0
Cash dividends paid	(1,249)	(1,152)

Net Cash Provided (Used) by Financing Activities	29,745	(4,824)

Net Increase (Decrease) in Cash and Cash Equivalents	6,467	(5,414)
Cash and cash equivalents at beginning of period	31,093	36,895

Cash and cash equivalents at end of period	$37,560	$31,481

Supplemental Information:
Income taxes paid	$3,525	$2,750

Interest paid	$5,874	$3,044

Conversion of Elliott Cove loan to equity	$0	$625

Dividends declared but not paid	$668	$577

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2005 and 2004
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. STOCK REPURCHASE
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three month period ending June 30, 2005, the Company repurchased 33,140 shares, which brought the total shares repurchased under this program to 257,940 shares since its inception at a total cost of $3.8 million. As a result, there were 352,715 shares remaining under the Plan at June 30, 2005. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. ACCOUNTING PRONOUNCEMENTS
Between November of 2004 and May of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs, Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, Statement No. 153, Exchanges of Nonmonetary Assets, and Statement No. 154, Accounting Changes and Error Corrections. The Company believes the adoption of these Statements will have no impact on its financial statements.
In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services primarily in share-based payment transactions with its employees. This Statement supersedes the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In accordance with the provisions of this Statement, as amended by the April 2005 Security and Exchange Commission’s ruling on the implementation date, the Company will begin to expense a portion of the costs associated with its stock options in the first quarter of 2006.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2005		December 31, 2004		June 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$302,735	43%	$267,737	39%	$239,335	39%
Construction/development	109,212	16%	122,873	18%	105,200	17%
Commercial real estate	252,715	36%	251,665	37%	237,150	38%
Consumer	38,113	5%	38,668	6%	37,652	6%
Other, net of unearned and discount	(3,112)	0%	(2,674)	0%	(2,186)	0%

Total loans	$699,663	100%	$678,269	100%	$617,151	100%

The following table details activity in the Allowance for Loan Losses for the periods indicated:

	Second Quarter		Six Months Ended
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,733	$10,229	$10,764	$10,186
Charge-offs:
Commercial	230	415	301	824
Construction/development	0	0	0	0
Commercial real estate	0	0	0	0
Consumer	26	26	33	48

Total charge-offs	256	441	334	872
Recoveries:
Commercial	294	31	300	67
Construction/development	0	10	15	10
Commercial real estate	0	0	15	0
Consumer	11	35	22	44

Total recoveries	305	76	352	121
Charge-offs, net	(49)	365	(18)	751
Provision for loan losses	100	429	100	858

Balance at end of period	$10,882	$10,293	$10,882	$10,293

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Nonaccrual loans	$5,706	$5,876	$5,988
Accruing loans past due 90 days or more	1,095	290	2,541
Restructured loans	0	424	453

Total nonperforming loans	6,801	6,590	8,982
Real estate owned	0	0	0

Total nonperforming assets	$6,801	$6,590	$8,982

Allowance for loan losses	$10,882	$10,764	$10,293

At June 30, 2005, December 31, 2004, and June 30, 2004, the Company had loans measured for impairment of $10.7 million, $6.7 million, and $10.8 million, respectively. A specific allowance of $502,000, $357,000, and $521,000, respectively, was established for these periods. The increase in loans measured for impairment at June 30, 2005, as compared to December 31, 2004, resulted mainly from the addition of one large loan to loans measured for impairment during the three-month period ending June 30, 2005.
5. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $61.8 million at June 30, 2005, a decrease of $374,000 from $61.5 million at December 31, 2004, and an increase of $879,000 million, or 1%, from $61 million at June 30, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at June 30, 2005, 97% at December 31, 2004, and 96% at June 30, 2004, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2005, $27 million in securities, or 44%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $16 million, or 26%, at June 30, 2004.
6. OTHER OPERATING INCOME
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $41,000 to $82,000 during the second quarter of 2005 as compared to earnings of $123,000 in the second quarter of 2004. In the six month period ending June 30, 2005, the Company’s earnings from RML Holding Company and its predecessor, RML, decreased by $105,000 to $61,000 as compared to earnings of $166,000 for the six month period ending June 30, 2004. In both cases, the decrease in earnings was due mainly to strong competition for mortgages and key personnel.
The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at June 30, 2005 was $600,000. Finally, in the third quarter of 2004, the Company made an additional $250,000 investment in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investment, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and June 30, 2005.
The Company’s share of the loss from Elliott Cove for the second quarter of 2005 was $134,000, as compared to a loss of $58,000 in the second quarter of 2004. In the six-month period ending June 30, 2005, the Company’s share of the loss for Elliott Cove was $243,000 as compared to a loss of $247,000 for the six month period ending June 30, 2004. The loss that the Company realized on its investment in Elliott Cove increased for the three and six month periods ending June 30, 2005 as compared to the same periods in 2004 in part due to the increased investments by the Company in Elliott Cove. During this period, the Company’s ownership interest in Elliott Cove increased from a low of

25.43% at March 31, 2004 to its current level of 47.2% at June 30, 2005. As a result, the Company incurred an increased percentage of the total Elliott Cove losses for the three and six month periods ending June 30, 2005 as compared to the three and six month periods ending June 30, 2004.
7. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).
8. EARNINGS PER SHARE
The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the second quarter and six months ending June 30, 2005 and 2004:

		Three Months		Six Months
		2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Net income	As reported	$2,656	$2,762	$5,236	$5,135
Less stock-based employee compensation		(42)	(46)	(84)	(92)

Net income	Pro forma	$2,614	$2,716	$5,152	$5,043

Earnings per share, basic	As reported	$0.44	$0.45	$0.86	$0.85
	Pro forma	$0.43	$0.45	$0.84	$0.83
Earnings per share, diluted	As reported	$0.42	$0.44	$0.83	$0.82
	Pro forma	$0.42	$0.43	$0.82	$0.80
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
SUMMARY OF SECOND QUARTER RESULTS
At June 30, 2005, the Company had assets of $836.6 million and gross portfolio loans of $699.7 million, respectively, an increase of 13% for each, as compared to the balances for these accounts at June 30, 2004. The Company’s net income and diluted earnings per share at June 30, 2005, were $2.7 million and $0.42, respectively, a decrease of 4% and 5%, respectively, as compared to the same period in 2004. During the same time, the Company’s net interest income increased $396,000, or 4%, its provision for loan losses decreased $329,000, or 77%, its other operating income increased $110,000, or 12%, and its other operating expenses increased $866,000, or 13%. The Company’s provision for loan losses declined by 77% due to a decrease in its non-performing loans for the quarter ending June 30, 2005 as compared to the quarter ending June 30, 2004 and loan recoveries.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended June 30, 2005, was $2.7 million, or $0.42 per diluted share, a decrease in net income of 4%, and a 5% decrease in diluted earnings per share as compared to net income of $2.8 million and diluted earnings per share of $0.44, respectively, in the same period of 2004.
Net income for the six months ending June 30, 2005, was $5.2 million, an increase of $101,000, or 2%, from the six months ending June 30, 2004. Diluted earnings per share were $0.83 for the six month period ended June 30, 2005, compared to diluted earnings per share of $0.82 in the same period in 2004.
The decrease in net income for the three-month period ending June 30, 2005 was the result of several factors. The most significant factors were the reduction of provision for loan losses by $329,000 over the same period in 2004 due to a decrease in non-performing loans and loan recoveries. In addition, net interest income increased by $396,000, or 4%, as compared to the same period in 2004. The increases set forth above were more than offset by increases in other operating expenses, most notably increases in salary and benefit expenses and marketing expenses. The decrease in earnings per diluted share for the second quarter of 2005 was due to the decrease in net income.
Net income and earnings per share for the six month period ending June 30, 2005 increased when compared to net income and earnings per share for the six month period ending June 30, 2004 as a result of similar changes in the major factors noted above. First, the provision for loan losses declined by $758,000, or 88% to $100,000 as compared $858,000 for the period ending June 30, 2005 due to a decrease in non-performing loans and loan recoveries. Second, net interest income increased by $987,000, or 5% as compared to the same period in 2004. Third, the increase in net interest income and the decrease in the loan loss provision were offset in large part by a $1.4 million increase in other operating expenses that was caused mainly by increases in salary and benefit costs, as well as increases to marketing expenses. Finally, the increase in earnings per share was caused by the increase in net income.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the second quarter of 2005 increased $396,000, or 4%, to $10.7 million from $10.3 million in 2004. The following table compares average balances and rates for the second quarter and six months ending June 30, 2005 and 2004:

	Three Months Ended June 30,
				Average Yields/Costs
	Average Balances			Tax Equivalent
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Loans	$691,815	$621,466	$70,349	7.85%	7.29%	0.56%
Short-term investments	4,570	4,392	178	2.77%	0.79%	1.98%
Long-term investments	62,108	62,907	(799)	3.62%	3.98%	-0.36%

Interest-earning assets	758,493	688,765	69,728	7.47%	6.95%	0.52%

Nonearning assets	60,000	53,844	6,156

Total	$818,493	$742,609	$75,884

Interest-bearing liabilities	$551,327	$484,781	$66,546	2.47%	1.31%	1.16%
Demand deposits	176,679	175,559	1,120
Other liabilities	4,294	4,220	74
Equity	86,193	78,049	8,144

Total	$818,493	$742,609	$75,884

Net tax equivalent margin on earning assets				5.67%	6.03%	-0.36%

	Six Months Ended June 30,
	Average Balances			Average Yields/Costs
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Loans	$687,413	$611,539	$75,874	7.71%	7.23%	0.48%
Short-term investments	4,445	4,861	(416)	2.63%	0.82%	1.81%
Long-term investments	61,877	65,127	(3,250)	3.61%	4.03%	-0.42%

Interest-earning assets	753,735	681,527	72,208	7.35%	6.88%	0.47%

Nonearning assets	57,791	53,402	4,389

Total	$811,526	$734,929	$76,597

Interest-bearing liabilities	$545,291	$482,134	$63,157	2.30%	1.28%	1.02%
Demand deposits	176,320	171,231	5,089
Other liabilities	4,646	4,300	346
Equity	85,269	77,264	8,005

Total	$811,526	$734,929	$76,597

Net tax equivalent margin on earning assets				5.68%	5.97%	-0.29%

Interest-earning assets averaged $758.5 million and $753.7 million for the three and six month periods ending June 30, 2005, respectively, increases of $69.7 million and $72.2 million, respectively, or 10% and 11%, over the $688.8 million and $681.5 million average for the three and six month periods ending June 30, 2004. The tax equivalent yield on interest-earning assets averaged 7.47% and 7.35%, respectively, in the three and six month periods ending June 30, 2005, increases of 52 and 47 basis points, respectively, from 6.95% and 6.88%, respectively, for the three and six month periods ending June 30, 2004. We expect this trend of increasing yields on our earning assets to continue this year with expected increases by the Federal Reserve in short-term interest rates.
Loans, the largest category of interest-earning assets, increased by $70.3 million, or 11%, to an average of $691.8 million in the second quarter of 2005 from $621.5 million in the same period of 2004. During the six-month period ending June 30, 2005, loans increased by $75.9 million, or 12%, to an average of $687.4 million from an average of $611.5 million for the six-month period ending June 30, 2004. Commercial loans, real estate term loans and construction loans increased by $44.8 million, $16 million, and $11.7 million, respectively, on average between the second quarters of 2004 and 2005. Consumer loans increased $529,000 on average during the same period. During the six month period ending June 30, 2005, commercial loans, real estate term loans and construction loans increased by $46.9 million, $15.7 million, and $15.4 million, respectively, on average as compared to the six month period ending June 30, 2004. Consumer loans increased $38,000 on average between the six-month periods ending June 30, 2005 and June 30, 2004. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and either no growth or small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial loan area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity is expected to cause a decline in residential construction loans in the Anchorage market that is expected to be offset in part by growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 7.85% for the second quarter of 2005, an increase of 56 basis points from 7.29% over the same quarter a year ago. During the six-month period ending June 30, 2005, the tax equivalent yield on the loan portfolio averaged 7.71%, an increase of 48 basis points from 7.23% over the same six-month period in 2004.
Interest-bearing liabilities averaged $551.3 million for the second quarter of 2005, an increase of $66.5 million, or 14%, compared to $484.8 million for the same period in 2004. During the six-month period ending June 30, 2005, interest-bearing liabilities averaged $545.3 million, an increase of $63.2 million, or 13%, compared to $482.1 million for the same six-month period in 2004. The average cost of interest-bearing liabilities increased 116 basis points to 2.47% for the second quarter of 2005 compared to 1.31% for the second quarter of 2004. During the six-month period ending June 30, 2005, the average cost of interest bearing-liabilities increased 102 basis points to 2.30% as compared to 1.28% for the same six-month period in 2004. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. As a result, the interest rates on interest bearing deposit products have begun to increase. We expect the Federal Reserve to continue to increase short-term interest rates this year, which will increase the cost of the Company’s deposit accounts and have a negative impact on its net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.67% for the second quarter of 2005 and 6.03% for the same period in 2004. During the six-month period ending June 30, 2005, the Company’s net tax equivalent margin was 5.68%, which was a 29 basis point decrease from the 5.97% margin for the six-month period ending June 30, 2004. The decline in the Company’s net interest margin during these periods was due to increased deposit costs. The deposit costs have been more sensitive to changes in short-term interest rates while the loan yields have increased at a slower rate in the face of competitive pressures, which accounts for a large part of the decline in the Company’s net interest margin.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the second quarters and six-month periods ending June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	$ Chg	% Chg	2005	2004	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$450	$443	$7	2%	$851	$874	($23)	-3%
Purchased receivable income	186	45	141	313%	347	80	267	334%
Electronic banking revenue	148	145	3	2%	292	285	7	2%
Loan servicing fees	109	82	27	33%	193	156	37	24%
Merchant & credit card fees	101	103	(2)	-2%	196	172	24	14%
Equity in earnings from RML	82	123	(41)	-33%	61	166	(105)	-63%
Equity in loss from Elliott Cove	(134)	(58)	(76)	131%	(243)	(247)	4	-2%
Security gains (losses)	0	0	—	0%	9	151	(142)	-94%
Other	123	72	51	71%	207	154	53	34%

Total	$1,065	$955	$110	12%	$1,913	$1,791	$122	7%

Total other operating income for the second quarter of 2005 was $1.1 million, an increase of $110,000 from the second quarter of 2004. During the six-month period ending June 30, 2005, total other operating income was $1.9 million, an increase of $122,000 from the same six-month period in 2004.
Income from the Company’s purchased receivable products increased by $141,000, or 313%, in the second quarter of 2005 from $45,000 in the same period a year ago. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. The Company earns income from the product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth in future quarters of this year and in a year-over-year comparative basis as the Company increases this line of business at NFS, its division, which began operations in Bellevue, Washington in the third quarter of last year.
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
The Company’s share of the earnings from RML Holding Company and its predecessor, RML, decreased by $41,000 to $82,000 during the second quarter of 2005 as compared to $123,000 in the second quarter of 2004. In the six month period ended June 30, 2005, the Company’s earnings from RML Holding Company and its predecessor, RML, decreased by $105,000 to $61,000 as compared to earnings of $166,000 for the six-month period ended June 30, 2004. In both cases, the decrease in earnings was due mainly to strong competition for mortgages and key personnel. The Company expects these trends to continue during the rest of this year. However, earnings from RML Holding Company are expected to increase in future quarters due to seasonal increases in the housing industry.
The Company’s share of the loss from Elliott Cove was $134,000 for the second quarter of 2005 as compared to a loss of $58,000 for the same period in 2004. In the six month period ended June 30, 2005, the Company’s share of the loss from Elliott Cove was $243,000 as compared to a loss of $247,000 for the six-

month period ended June 30, 2004. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. The fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. The loss that the Company realized on its investment in Elliott Cove increased for the three and six month periods ending June 30, 2005 as compared to the same periods in 2004 in part due to the increased investments by the Company in Elliott Cove. During this period, the Company’s ownership interest in Elliott Cove increased from a low of 25.43% at March 31, 2004 to its current level of 47.2%. As a result, the Company incurred an increased percentage of the total Elliott Cove losses for the three and six month periods ending June 30, 2005 as compared to the three and six month periods ending June 30, 2004. As Elliott Cove continues to build its assets under management, the Company expects that its losses from its investment in Elliott Cove will decrease over time and that Elliott Cove will reach a breakeven point in its operations later in 2006.
The Company has made additional investments in Elliott Cove mainly through loan commitments. In the first quarter of 2005, the Company increased this loan commitment to $750,000 from the previous commitment of $500,000. The balance outstanding on this commitment at June 30, 2005 was $600,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investment, the Company’s interest in Elliott Cove increased from a low of 25% to 47% between March 31, 2004 and June 30, 2005.
EXPENSES
Provision for Loan Losses
The provision for loan losses for the three and six month periods ending June 30, 2005 was $100,000 as compared to provisions for loan losses of $429,000 and $858,000, respectively, for the three and six month periods ending June 30, 2004. Between June 30, 2004, and June 30, 2005, the Company decreased its nonperforming loans from $9 million to $6.8 million. As a result of this reduction in our nonperforming loans and realized loan recoveries, we decreased our provision for loan losses and increased the ratio of our allowance for loan losses to nonperforming loans from 115% at June 30, 2004, to 160% at June 30, 2005. The allowance for loan losses was $10.9 million, or 1.56% of total portfolio loans outstanding, which excludes real estate loans for sale, at June 30, 2005, compared to $10.3 million, or 1.67%, of total portfolio loans, at June 30, 2004.
Charge-offs
There was $49,000 in net loan recoveries during the second quarter of 2005, compared to $365,000 of net charge-offs for the same period in 2004. The decrease in net charge-offs during the second quarter of 2005 resulted mainly from a decrease in gross loan charge-offs, which declined to $256,000 in the second quarter of 2005 as compared to $441,000 in gross loan charge-offs for the same period in 2004. In addition, loan recoveries increased to $305,000 in the second quarter of 2005 versus $76,000 in loan recoveries for the same period of 2004. For the first six months of 2005, net loan recoveries were $18,000 compared to net loan charge-offs of $751,000 for the same period in 2004 due to similar changes in loan charge-offs and recoveries.
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the second quarters and six-month periods ending June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	$ Chg	% Chg	2005	2004	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$4,426	$4,031	$395	10%	$8,784	$7,871	$913	12%
Occupancy	574	495	79	16%	1,141	1,023	118	12%
Equipment	349	327	22	7%	693	691	2	0%
Marketing	541	338	203	60%	898	627	271	43%
Intangible asset amortization-core deposit	92	92	0	0%	184	184	0	0%
Software amortization and maintenance	293	281	12	4%	571	536	35	7%
Professional and outside services	170	227	(57)	-25%	356	459	(103)	-22%
Other expense	928	716	212	30%	1,876	1,749	127	7%
Total	$7,373	$6,507	$866	13%	$14,503	$13,140	$1,363	10%

Total other operating expense for the second quarter of 2005 was $7.4 million, an increase of $866,000 from the same period in 2004. During the six-month period ending June 30, 2005, total operating expense was $14.5 million, an increase of $1.4 million from the same six month period in 2004.
Salaries and benefits increased by $395,000 and $1.4 million, or 10% and 12%, respectively, for the three and six month periods ending June 30, 2005 due primarily to salary increases driven by competitive pressures and additional staff, as well as increases in health insurance costs. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in this area of expenses. Also, the Company began to amortize the salary cost associated with the issuance of 7,119 restricted stock units (“RSUs”) that the Company issued in December of 2004. The RSUs vest in three years and are expensed pro rata over that time. The total salary cost for the RSUs in the quarter ended June 30, 2005 was $30,000. In addition to salaries and benefits, occupancy increased by $79,000 and $118,000, or 16% and 12%, respectively, for the three and six month periods ending June 30, 2005 due in part to new rental costs for NFS, expansion into additional square footage in the Company’s headquarters, and increased depreciation and amortization expense due to capital improvements at other facilities. Marketing expenses increased by $203,000 and $271,000, or 60% and 43%, respectively, for the three and six month periods ending June 30, 2005 due in large part to increased marketing costs related to our High Performance Checking product offerings (“HPC Program”), which is a comprehensive approach to restructure and market the Bank’s personal demand deposit accounts. The Bank initiated the HPC Program in the latter part of the second quarter of 2005. The Company expects to incur similar increases in its marketing expenses from the HPC Program in future quarters. In addition, the Company expects that the Bank will increase its deposit accounts and balances in them as it fully implements the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program. Professional and outside services decreased by $57,000 and $103,000, or 25% and 22%, respectively, for the three and six month periods ending June 30, 2005 mainly due to lower legal costs and accounting fees. Finally, other expense increased by $212,000 and $127,000, or 30% and 7%, respectively, for the three and six-month periods ending June 30, 2005 due to increases in a variety of expense items during those periods.
Income Taxes
The provision for income taxes increased by $75,000, or 5%, to $1.6 million in the second quarter of 2005 compared to $1.5 million in the same period in 2004. The effective tax rates for the second quarter of 2005 and 2004 were 38% and 36%, respectively. The tax rate in the second quarter of 2005 increased as compared to the same period in 2004 due to the accounting for amended tax returns and a larger amount of items permanently excluded from the Company’s income for tax purposes, both of which occurred in the period ended June 30, 2004. The Company expects that its tax rate for the rest of this year will be approximately similar to the tax rate of the second quarter of this year. The provision for income taxes increased $403,000, or 14%, to $3.2 million in the first six months of 2005 compared to $2.8 million in the same period in 2004. The effective tax rates for the first six months of 2005 and 2004 were 38% and 36%, respectively.
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
Loans are the highest yielding component of our earning assets. Average loans were $70.3 million, or 11%, greater in the second quarter of 2005 than in the same period of 2004. Loans comprised 91% of total average earning assets for the quarter ending June 30, 2005, compared to 90% of total average earning assets for the quarter ending June 30, 2004. The yield on loans averaged 7.85% for the quarter ended June 30, 2005, compared to 7.29% during the same period in 2004.
The loan portfolio, excluding real estate loans for sale, grew $82.5 million, or 13% from June 30, 2004, to June 30, 2005. Commercial loans increased $63.4 million, or 26%, commercial real estate loans increased $15.6 million, or 7%, construction loans increased $4 million, or 4%, and consumer loans increased $461,000, or 1%, during the second quarter of 2005 from the same period in 2004. Funding for the growth in loans during the second quarter of 2005 came from an increase in non-interest-bearing and interest-bearing sources of funds and capital. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial loan area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity in the Anchorage market is anticipated to be offset in part by growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth.
Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $699.7 million at June 30, 2005, from $678.3 million at December 31, 2004. At June 30, 2005, 44% of the portfolio was scheduled to mature over the next 12 months, and 23% was scheduled to mature between July 1, 2006, and June 30, 2010. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2005		December 31, 2004		June 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$302,735	43%	$267,737	39%	$239,335	39%
Construction/development	109,212	16%	122,873	18%	105,200	17%
Commercial real estate	252,715	36%	251,665	37%	237,150	38%
Consumer	38,113	5%	38,668	6%	37,652	6%
Other, net of unearned and discount	(3,112)	0%	(2,674)	0%	(2,186)	0%

Total loans	$699,663	100%	$678,269	100%	$617,151	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Nonaccrual loans	$5,706	$5,876	$5,988
Accruing loans past due 90 days or more	1,095	290	2,541
Restructured loans	0	424	453

Total nonperforming loans	6,801	6,590	8,982
Real estate owned	0	0	0

Total nonperforming assets	$6,801	$6,590	$8,982

Allowance for loan losses	$10,882	$10,764	$10,293

Nonperforming loans to portfolio loans	0.97%	0.97%	1.46%
Nonperforming assets to total assets	0.81%	0.82%	1.21%
Allowance to portfolio loans	1.56%	1.59%	1.67%
Allowance to nonperforming loans	160%	163%	115%
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
Total nonperforming loans at June 30, 2005, were $6.8 million, or 0.97%, of total portfolio loans, an increase of $211,000 from $6.6 million at December 31, 2004, and a decrease of $2.2 million from $9 million at June 30, 2004. The decrease in the non-performing loans in the second quarter of 2005 from the second quarter of 2004, was due in large part to concentrated collection activities by the Company. In addition, the Company continues to write-down assets to their estimated fair market value when they are in a non-performing status.
At June 30, 2005, December 31, 2004, and June 30, 2004, the Company had loans measured for impairment of $10.7 million, $6.7 million, and $10.8 million, respectively. A specific allowance of $502,000, $357,000, and $521,000, respectively, was established for these periods. The increase in loans measured for impairment at June 30, 2005, as compared to December 31, 2004, resulted mainly from the addition of one large loan to the loans measured for impairment during the three-month period ending June 30, 2005.
Potential Problem Loans: At June 30, 2005 the Company had $5 million in potential problem loans, as compared to no potential problem loans at June 30, 2004. At December 31, 2004, the Company had potential problem loans of $922,000. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed serious doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses: The Allowance for Loan Losses was $10.9 million, or 1.56% of total portfolio loans outstanding, at June 30, 2005, compared to $10.3 million, or 1.67%, of total portfolio loans at June 30, 2004. The Allowance for Loan Losses represented 160% of non-performing loans at June 30, 2005, as compared to 115% of non-performing loans at June 30, 2004. Management believes that at June 30, 2005, the Allowance for Loan Losses was adequate to cover losses that are reasonably likely in light of our current loan portfolio and existing and expected economic conditions.

The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,733	$10,229	$10,764	$10,186
Charge-offs:
Commercial	230	415	301	824
Construction/development	0	0	0	0
Commercial real estate	0	0	0	0
Consumer	26	26	33	48

Total charge-offs	256	441	334	872
Recoveries:
Commercial	294	31	300	67
Construction/development	0	10	15	10
Commercial real estate	0	0	15	0
Consumer	11	35	22	44

Total recoveries	305	76	352	121
Charge-offs, net	(49)	365	(18)	751
Provision for loan losses	100	429	100	858

Balance at end of period	$10,882	$10,293	$10,882	$10,293

Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $61.8 million at June 30, 2005, a decrease of $374,000 from $61.5 million at December 31, 2004, and a decrease of $879,000, or 1%, from $61 million at June 30, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at June 30, 2005, 97% at December 31, 2004, and 96% at June 30, 2004, and are available to meet liquidity requirements. These investment securities are comprised primarily of debt issue by government agencies and the United States Treasury. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2005, $27 million in securities, or 44%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $16 million, or 26%, at June 30, 2004.
LIABILITIES
Deposits
General: Deposits are the Company’s primary source of new funds. Total deposits increased $32.7 million to $731.8 million at June 30, 2005, up from $699.1 million at December 31, 2004, and increased $89.2 million from $642.5 million at June 30, 2004. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank implements its HPC Program, the Company expects further increases in the number of deposit accounts and the balances associated with them.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2005, the Company had $142 million in certificates of deposit, of which $122.2 million, or 86% of total certificates of deposit, are scheduled to mature over the next 12 months compared to $114.4 million, or 80% of total certificates of deposit, at December 31, 2004, and to $120.1 million, or 80% of total certificates of deposit at June 30, 2004.

The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	June 30, 2005		December 31, 2004		June 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$29,559	21%	$32,834	23%	$45,211	30%
Over three through twelve months	92,623	65%	81,580	57%	74,893	50%
Over twelve months	19,830	14%	27,945	20%	30,680	20%

Total	$142,012	100%	$142,359	100%	$150,784	100%

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Bill, and limited withdrawals. The total balance in the Alaska CD at June 30, 2005, was $159 million, an increase of $74 million as compared to the balance of $85 million at June 30, 2004.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).
Borrowings
Federal Home Loan Bank: The majority of the Company’s borrowings are from the FHLB. At June 30, 2005, the Company’s maximum borrowing line from the FHLB was $94.2 million, approximately 11% of the Company’s assets. At June 30, 2005, there was $2 million outstanding on the line and an additional $25.6 million committed to secure public deposits, compared to an outstanding balance of $3 million and additional commitments of $25.2 million at December 31, 2004. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $3.8 million in other borrowings outstanding at June 30, 2005, as compared to $3.5 million in other borrowings outstanding at December 31, 2004. In each time period, the other borrowings were split between security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowing: At June 30, 2005, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $86 million at June 30, 2005, compared to $83.4 million at December 31, 2004, an increase of 3%. The Company earned net income of $5.2 million during the six-month period ending June 30, 2005 and authorized dividends of $1.9 million.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2005, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of June 30, 2005:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	11.65%	10.20%
Total risk-based capital	8.00%	10.00%	12.90%	11.46%
Leverage ratio	4.00%	5.00%	10.80%	9.46%
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
Stock Repurchase Plan
The Company repurchased 33,140 of its outstanding stock pursuant to its share repurchase plan during the second quarter of 2005. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the 352,715 remaining shares authorized for repurchase under the plan.
Trust Preferred Issuance
On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities currently have an interest rate of 6.42%, maturity date of May 15, 2033, and are callable by the Company within the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.
CAPITAL EXPENDITURES AND COMMITMENTS
During the six-month period ending June 30, 2005, the Company made commitments in the amount of $800,000 for the construction of tenant improvements at its headquarters, which is located in Anchorage, Alaska. The Company expects that the work on this project will be completed during the balance of 2005.

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
Generalized assumptions are made on how investment securities, classes of loans, and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude, and frequency of rate changes, customer reaction to rate changes, competitive response, changes in market conditions, the absolute level of interest rates, and management strategies, among other factors.
The results of the simulation model at June 30, 2005, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.6 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.3 million over the next 12 months. Due to the fact that interest rates are coming off of historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had less of a positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 33,140 shares, in the aggregate, during the second quarter of 2005 for the dates indicated:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number of	(b) Average Price	of Publicly	Be Purchased
	Shares (or Units)	Paid per Share (or	Announced Plans	Under the Plans or
Period	Purchased	Unit)	or Programs	Programs (1)
Month #1 April 1, 2005 — April 30, 2005	-0-	-0-	-0-	385,855
Month #2 May 1, 2005 — May 31, 2005	23,140	$22.38	23,140	362,715
Month #3 June 1, 2005 — June 30, 2005	10,000	$22.55	10,000	352,715

Total	33,140	$22.43	33,140	352,715

(1)	In September 2002, the Company publicly announced Board of Director authorization to, from time to time, repurchase up to 5%, or 306,372, shares of common stock in the open market. In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending June 30, 2005, the Company repurchased 33,140 shares, which brought the total shares available under the Plan to 352,715 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 5, 2005. The matter voted on by shareholders was the election of directors.

1. ELECTION OF DIRECTORS
The following individuals were nominated and elected by the shareholders to serve as directors until the 2006 election of directors or until their successors are elected and have qualified:

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Frank A. Danner	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Anthony Drabek	Joseph E. Usibelli
Christopher N. Knudson

DIRECTOR	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES
CASH, LARRY S.	5,906,594	36,743	5,943,337	145,783	6,089,120
COPELAND, MARK G.	5,865,891	77,446	5,943,337	145,783	6,089,120
DANNER, FRANK A.	4,771,621	1,171,716	5,943,337	145,783	6,089,120
DAVIS, RONALD A.	5,901,294	42,043	5,943,337	145,783	6,089,120
DRABEK, ANTHONY	5,890,126	53,211	5,943,337	145,783	6,089,120
KNUDSON, CHRISTOPHER N.	4,823,551	1,119,786	5,943,337	145,783	6,089,120
LANGLAND, R. MARC	4,815,851	1,127,486	5,943,337	145,783	6,089,120
LOWELL, RICHARD L.	5,901,941	41,396	5,943,337	145,783	6,089,120
ROWAN, IRENE SPARKS	5,887,991	55,346	5,943,337	145,783	6,089,120
SWALLING, JOHN C.	5,918,841	24,496	5,943,337	145,783	6,089,120
USIBELLI, JOSEPH E.	5,894,854	48,483	5,943,337	145,783	6,089,120
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

NORTHRIM BANCORP, INC.
August 5, 2005	By:	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 5, 2005	By:	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)