Form 10-Q
period 2005-09-30
NORTHRIM BANCORP INC
filed 2005-11-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock outstanding at November 4, 2005 was 5,842,965.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual report on Form 10-K for the year ended December 31, 2004.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005, December 31, 2004, and September 30, 2004

	September 30,	December 31,	September 30,
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$31,460	$18,936	$26,649
Money market investments	7,330	12,157	19,573

Investment securities held to maturity	936	724	889
Investment securities available for sale	57,618	59,449	62,835
Investment in Federal Home Loan Bank stock	1,556	1,302	1,414

Total investment securities	60,110	61,475	65,138
Real estate loans for sale	0	0	465
Portfolio loans	710,944	678,269	644,267
Allowance for loan losses	(11,248)	(10,764)	(10,692)

Net loans	699,696	667,505	634,040
Premises and equipment, net	10,762	10,583	10,742
Purchased receivables	10,532	2,191	2,324
Accrued interest receivable	3,972	3,678	3,361
Intangible assets	6,358	6,634	6,726
Other assets	19,537	17,567	17,461

Total Assets	$849,757	$800,726	$786,014

LIABILITIES
Deposits:
Demand	$180,832	$183,959	$186,577
Interest-bearing demand	69,465	59,933	61,989
Savings	48,415	47,406	48,557
Alaska CDs	175,110	123,223	112,482
Money market	140,855	142,181	135,763
Certificates of deposit less than $100,000	60,776	59,872	61,296
Certificates of deposit greater than $100,000	70,805	82,487	80,425

Total deposits	746,258	699,061	687,089

Borrowings	7,622	6,478	4,960
Trust preferred securities	8,000	8,000	8,000
Other liabilities	4,879	3,829	4,789

Total liabilities	766,759	717,368	704,838

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,840,265; 6,089,120; and 6,087,470 shares issued and outstanding at September 30, 2005, December 31, 2004, and September 30, 2004, respectively	5,840	6,089	6,087
Additional paid-in capital	40,016	45,876	45,783
Retained earnings	37,550	31,389	29,099
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(408)	4	207

Total shareholders’ equity	82,998	83,358	81,176

Total Liabilities and Shareholders’ Equity	$849,757	$800,726	$786,014

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$14,364	$11,437	$40,590	$33,355
Interest on investment securities:
Assets available for sale	557	580	1,662	1,826
Assets held to maturity	10	23	11	73
Interest on money market investments	116	79	174	99

Total Interest Income	15,047	12,119	42,437	35,353

Interest Expense
Interest expense on deposits and borrowings	3,910	1,920	10,142	4,983

Net Interest Income	11,137	10,199	32,295	30,370

Provision for loan losses	428	143	528	1,001

Net Interest Income After Provision for Loan Losses	10,709	10,056	31,767	29,369

Other Operating Income
Service charges on deposit accounts	475	439	1,327	1,313
Purchased receivable income	308	63	654	143
Equity in earnings from RML	276	15	337	181
Equity in loss from Elliott Cove	(104)	(110)	(347)	(357)
Other income	539	478	1,436	1,396

Total Other Operating Income	1,494	885	3,407	2,676

Other Operating Expense
Salaries and other personnel expense	4,489	3,794	13,273	11,664
Occupancy, net	616	542	1,757	1,564
Equipment expense	332	325	1,025	1,016
Marketing expense	497	340	1,395	967
Intangible asset amortization expense	92	92	276	276
Other operating expense	1,579	1,452	4,381	4,198

Total Other Operating Expense	7,605	6,545	22,107	19,685

Income Before Income Taxes	4,598	4,396	13,067	12,360
Provision for income taxes	1,756	1,699	4,989	4,528

Net Income	$2,842	$2,697	$8,078	$7,832

Earnings Per Share, Basic	$0.48	$0.44	$1.34	$1.29
Earnings Per Share, Diluted	$0.47	$0.43	$1.30	$1.25

Weighted Average Shares Outstanding, Basic	5,925,212	6,086,677	6,039,990	6,075,439
Weighted Average Shares Outstanding, Diluted	6,111,146	6,259,297	6,227,120	6,269,060
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,842	$2,697	$8,078	$7,832

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	(259)	269	(407)	(328)

Less: reclassification adjustment for gains	0	0	5	89

Comprehensive Income	$2,583	$2,966	$7,666	$7,415

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$8,078	$7,832

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(9)	(151)
Depreciation and amortization of premises and equipment	919	841
Amortization of software	407	424
Intangible asset amortization	276	276
Amortization of investment security premium, net of discount accretion	8	117
Deferred tax (benefit)	(1,077)	(1,244)
Deferral of loan fees and costs, net	444	320
Provision for loan losses	528	1,001
Equity in (earnings) from RML	(337)	(181)
Equity in loss from Elliott Cove	347	357
(Increase) in accrued interest receivable	(294)	(61)
(Increase) in other assets	(468)	(430)
Increase of other liabilities	1,050	845

Net Cash Provided by Operating Activities	9,872	9,946

Investing Activities:
Investment in securities:
Purchases of investment securities:
Available-for-sale	(10,873)	(20,338)
Held-to-maturity	(277)	0
Proceeds from sales / maturities of securities:
Available-for-sale	12,005	27,546
Held-to-maturity	65	56
Investment in Federal Home Loan Bank stock, net	(254)	132
Investments in loans:
Sales of loans and loan participations	14,350	18,070
Loans made, net of repayments	(47,513)	(62,498)
Investment in Elliott Cove	(150)	(250)
Investment in purchased receivables	(8,341)	(1,862)
Dividends received from RML	482	367
Investment in NBG	(237)	0
Purchases of premises and equipment	(1,098)	(476)

Net Cash (Used) by Investing Activities	(41,841)	(39,253)

Financing Activities:
Increase (decrease) in deposits	47,197	40,892
Increase (decrease) in borrowings	1,144	(183)
Loan to Elliott Cove	(650)	(550)
Proceeds from issuance of common stock	287	205
Repurchase of common stock	(6,395)	0
Cash dividends paid	(1,917)	(1,730)

Net Cash Provided by Financing Activities	39,666	38,634

Net Increase in Cash and Cash Equivalents	7,697	9,327
Cash and cash equivalents at beginning of period	31,093	36,895

Cash and cash equivalents at end of period	$38,790	$46,222

Supplemental Information:
Income taxes paid	$5,075	$4,575

Interest paid	$9,704	$5,014

Conversion of Elliott Cove loan to equity	$0	$625

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2005 and 2004
1.	BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005, are not necessarily indicative of the results anticipated for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
2.	STOCK REPURCHASE
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending September 30, 2005, the Company repurchased 235,502 shares, which brought the total shares repurchased under this program to 493,442 shares since its inception at a total cost of $9.5 million. As a result, there were 117,213 shares remaining under the Plan at September 30, 2005. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
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
In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services primarily in share-based payment transactions with its employees. This Statement supersedes the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company intends to apply the provisions of this Statement in accordance with the modified prospective application method and begin to expense a portion of the costs associated with its stock options in the first quarter of 2006. Furthermore, outlined below at Note 9 the Company provides disclosures of the proforma amounts. The Company does not expect the effect of the adoption of Statement No. 123R to be significantly different from the proforma disclosures.
4.	LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2005		December 31, 2004		September 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$295,246	42%	$267,737	39%	$238,987	37%
Construction/development	121,468	17%	122,873	18%	115,859	18%
Commercial real estate	260,138	37%	251,665	37%	252,465	39%
Consumer	36,939	5%	38,668	6%	38,944	6%
Other, net of unearned and discount	(2,847)	0%	(2,674)	0%	(1,988)	0%

Sub total	710,944		678,269		644,267
Real estate loans for sale	—	0%	—	0%	465	0%

Total loans	$710,944	100%	$678,269	100%	$644,732	100%

5.	ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
The Company maintains an Allowance for Loan Losses to absorb losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The following table details activity in the allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,882	$10,293	$10,764	$10,186
Charge-offs:
Commercial	104	3	405	827
Construction/development	0	0	0	0
Commercial real estate	0	0	0	0
Consumer	21	34	54	82

Total charge-offs	125	37	459	909
Recoveries:
Commercial	58	118	358	185
Construction/development	0	162	15	172
Commercial real estate	0	0	15	0
Consumer	5	13	27	57

Total recoveries	63	293	415	414
Charge-offs, net	62	(256)	44	495
Provision for loan losses	428	143	528	1,001

Balance at end of period	$11,248	$10,692	$11,248	$10,692

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2005 December 31, 2004 September 30, 2004

	(Dollars in thousands)
Nonaccrual loans	$5,407	$5,876	$6,879
Accruing loans past due 90 days or more	446	290	1,046
Restructured loans	0	424	443

Total nonperforming loans	5,853	6,590	8,368
Real estate owned	0	0	0

Total nonperforming assets	$5,853	$6,590	$8,368

Allowance for loan losses	$11,248	$10,764	$10,692

At September 30, 2005, December 31, 2004, and September 30, 2004, the Company had loans measured for impairment of $18.9 million, $6.7 million, and $7.9 million, respectively. A specific allowance of $1.6 million, $357,000, and $576,000, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2005, as compared to December 31, 2004, resulted mainly from the addition of four large loans ranging in size from $1.2 million to $5 million that are all part of one borrower relationship.
6.	INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $60.1 million at September 30, 2005, a decrease of $1.4 million from $61.5 million at December 31, 2004, and a decrease of $5 million, or 8%, from $65.1 million at September 30, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2005, 97% at December 31, 2004, and 96% at September 30, 2004, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2005, $18.6 million in securities, or 31%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $20.8 million, or 32%, at September 30, 2004.
7.	OTHER OPERATING INCOME
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. The Company’s share of the earnings from RML Holding Company and its predecessor, RML, increased by $261,000 to $276,000 during the third quarter of 2005 as compared to earnings of $15,000 in the third quarter of 2004. In the nine-month period ending September 30, 2005, the Company’s earnings from RML Holding Company and its predecessor, RML, increased by $156,000 to $337,000 as compared to earnings of $181,000 for the nine-month period ending September 30, 2004. In both cases, RML Holding Company benefited from an increase in gross income from its expanded operations with income growing at a faster rate than expenses, particularly in the three-month period ending September 30, 2005 as compared to the same period in 2004. As RML Holding Company completed its reorganization in the third quarter of 2004, it incurred higher costs associated with the reorganization and the retention of key personnel. These costs were concentrated more in the third quarter of 2004, which explains in part the larger increase in earnings from RML Holding Company in the third quarter of 2005 as opposed to a smaller increase in earnings in the nine-month period ending September 30, 2005 as compared to the same period in 2004.
The Company owns a 50% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly-owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at September 30, 2005 was $750,000. Finally, in the third quarters of 2004 and 2005, the Company made additional investments of $250,000 and $150,000, respectively, in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 50% between December 31, 2003 and September 30, 2005.
The Company’s share of the loss from Elliott Cove for the third quarter of 2005 was $104,000, as compared to a loss of $110,000 in the third quarter of 2004. In the nine-month period ending September 30, 2005, the Company’s share of the loss from Elliott Cove was $347,000 as compared to a loss of $357,000 for the nine-month period ending September 30, 2004. The loss that the Company realized on its investment in Elliott Cove decreased for the three and nine-month periods ending September 30, 2005 as compared to the same periods in 2004 as Elliott Cove continued to increase its assets under management which caused its income to increase slightly more than its expenses and resulted in a lower operating loss.
8.	DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).
9.	EARNINGS PER SHARE
The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the third quarter and nine months ending September 30, 2005 and 2004:

		Three Months		Nine Months
		2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Net income	As reported	$2,842	$2,697	$8,078	$7,832
Less stock-based employee compensation		(42)	(46)	(126)	(139)

Net income	Pro forma	$2,800	$2,651	$7,952	$7,693

Earnings per share, basic	As reported	$0.48	$0.44	$1.34	$1.29
	Pro forma	$0.47	$0.44	$1.32	$1.27
Earnings per share, diluted	As reported	$0.47	$0.43	$1.30	$1.25
	Pro forma	$0.46	$0.42	$1.28	$1.23
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
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with three wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 50% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; and Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. In addition, we are now operating in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. NFS purchases accounts receivable from its customers and provides them with working capital. Finally, through NCIC, we hold a 10% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.
SUMMARY OF THIRD QUARTER RESULTS
At September 30, 2005, the Company had assets of $849.8 million and gross portfolio loans of $710.9 million, respectively, an increase of 8% and 10%, respectively, as compared to the balances for these accounts at September 30, 2004. The Company’s net income and diluted earnings per share at September 30, 2005, were $2.8 million and $0.47, respectively, an increase of 5% and 9%, respectively, as compared to the same period in 2004. During the same time, the Company’s net interest income increased $938,000, or 9%, its provision for loan losses increased $285,000, or 199%, its other operating income increased $609,000, or 69%, and its other operating expenses increased $1.1 million, or 16%. The Company’s provision for loan losses increased by 199% due to net loan charge-offs of $62,000 for the three-month period ending September 30, 2005 as compared to net loan recoveries of $256,000 in the same period in 2004.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended September 30, 2005, was $2.8 million, or $0.47 per diluted share, an increase in net income of 5%, and a 9% increase in diluted earnings per share as compared to net income of $2.7 million and diluted earnings per share of $0.43, respectively, in the same period of 2004.
Net income for the nine months ending September 30, 2005, was $8.1 million, an increase of $246,000, or 3%, from the nine months ending September 30, 2004. Diluted earnings per share were $1.30 for the nine-month period ended September 30, 2005, compared to diluted earnings per share of $1.25 in the same period in 2004.
The increase in net income for the three-month period ending September 30, 2005 was the result of several factors. The most significant factors were the increase in net interest income of $938,000, or 9%, as compared to the same period in 2004. In addition, other operating income increased $609,000, or 69%, as compared to the same period in 2004. These increases were offset in part by increases in other operating expenses, which increased by $1.1 million, or 16%, as compared to the same period in 2004 due mainly to increases in salary and benefit expenses and marketing expenses. The provision for loan losses also increased by $285,000, or 199%, as compared to the same period in 2004. The increase in earnings per diluted share for the third quarter of 2005 was due in part to the increase in net income and also due to a decrease in shares of common stock outstanding that resulted from shares of common stock repurchased under the Company’s stock repurchase plan.
Net income and earnings per share for the nine-month period ending September 30, 2005 increased when compared to net income and earnings per share for the nine-month period ending September 30, 2004 as a result of similar changes in the major factors noted above. First, net interest income increased by $1.9 million, or 6%, as compared to the same period ending September 30, 2004. Second, the provision for loan losses declined by $473,000, or 47%, due to a decrease in non-performing loans and loan charge-offs. Third, other operating income increased by $731,000, or 27%, as compared to the same period in 2004. Fourth, these increases were offset in part by a $2.4 million increase in other operating expenses that was caused mainly by increases in salary and benefit costs, as well as increases to marketing expenses. Finally, the increase in earnings per diluted share was caused in part by the increase in net income and also caused by a decrease in shares of common stock outstanding that resulted from shares of common stock repurchased under the Company’s stock repurchase plan.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the third quarter of 2005 increased $938,000, or 9%, to $11.1 million from $10.2 million in 2004. Net interest income for the nine-month period ending September 30, 2005 increased $1.9 million, or 6%, to $32.3 million from $30.4 million in the same period last year. The following table compares average balances and rates for the third quarter and nine months ending September 30, 2005 and 2004:

	Three Months Ended September 30,
				Average Yields/Costs
	Average Balances			Tax Equivalent
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Loans	$703,933	$626,891	$77,042	8.11%	7.28%	0.83%
Short-term investments	13,483	23,328	(9,845)	3.36%	1.31%	2.05%
Long-term investments	62,141	63,856	(1,715)	3.65%	3.78%	-0.13%

Interest-earning assets	779,557	714,075	65,482	7.67%	6.77%	0.90%

Nonearning assets	66,535	55,877	10,658

Total	$846,092	$769,952	$76,140

Interest-bearing liabilities	$570,185	$492,505	$77,680	2.72%	1.55%	1.17%
Demand deposits	185,291	192,369	(7,078)
Other liabilities	5,915	5,232	683
Equity	84,701	79,846	4,855

Total	$846,092	$769,952	$76,140

Net tax equivalent margin on earning assets				5.68%	5.70%	-0.02%

	Nine Months Ended September 30,
				Average Yields/Costs
	Average Balances			Tax Equivalent
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Loans	$692,980	$616,693	$76,287	7.85%	7.25%	0.60%
Short-term investments	7,491	11,062	(3,571)	3.07%	1.17%	1.90%
Long-term investments	61,966	64,701	(2,735)	3.63%	3.95%	-0.32%

Interest-earning assets	762,437	692,456	69,981	7.46%	6.84%	0.62%

Nonearning assets	60,738	54,233	6,505

Total	$823,175	$746,689	$76,486

Interest-bearing liabilities	$553,680	$485,616	$68,064	2.45%	1.37%	1.08%
Demand deposits	179,343	178,329	1,014
Other liabilities	5,074	4,613	461
Equity	85,078	78,131	6,947

Total	$823,175	$746,689	$76,486

Net tax equivalent margin on earning assets				5.68%	5.88%	-0.20%

Interest-earning assets averaged $779.6 million and $762.4 million for the three and nine-month periods ending September 30, 2005, respectively, increases of $65.5 million and $70.0 million, respectively, or 9% and 10%, over the $714.1 million and $692.5 million average for the three and nine-month periods ending September 30, 2004. The tax equivalent yield on interest-earning assets averaged 7.67% and 7.46%, respectively, in the three and nine-month periods ending September 30, 2005, increases of 90 and 62 basis points, respectively, from 6.77% and 6.84%, respectively, for the three and nine-month periods ending September 30, 2004. We expect this trend of increasing yields on our earning assets to continue this year with expected increases by the Federal Reserve in short-term interest rates.

Loans, the largest category of interest-earning assets, increased by $77.0 million, or 12%, to an average of $703.9 million in the third quarter of 2005 from $626.9 million in the same period of 2004. During the nine-month period ending September 30, 2005, loans increased by $76.3 million, or 12%, to an average of $693.0 million from an average of $616.7 million for the nine-month period ending September 30, 2004. Commercial loans, real estate term loans and construction loans increased by $59.6 million, $13.6 million, and $5.5 million, respectively, on average between the third quarters of 2004 and 2005. Consumer loans increased $110,000 on average during the same period. During the nine-month period ending September 30, 2005, commercial loans, real estate term loans and construction loans increased by $51.2 million, $15.0 million, and $12.1 million, respectively, on average as compared to the nine-month period ending September 30, 2004. Consumer loans increased $62,000 on average between the nine-month periods ending September 30, 2005 and September 30, 2004. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and either no growth or small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial loan area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity is expected to cause a decline in residential construction loans in the Anchorage market that is expected to be offset in part by growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 8.11% for the third quarter of 2005, an increase of 83 basis points from 7.28% over the same quarter a year ago. During the nine-month period ending September 30, 2005, the tax equivalent yield on the loan portfolio averaged 7.85%, an increase of 60 basis points from 7.25% over the same nine-month period in 2004.
Interest-bearing liabilities averaged $570.2 million for the third quarter of 2005, an increase of $77.7 million, or 16%, compared to $492.5 million for the same period in 2004. During the nine-month period ending September 30, 2005, interest-bearing liabilities averaged $553.7 million, an increase of $68.1 million, or 14%, compared to $485.6 million for the same nine-month period in 2004. The average cost of interest-bearing liabilities increased 117 basis points to 2.72% for the third quarter of 2005 compared to 1.55% for the third quarter of 2004. During the nine-month period ending September 30, 2005, the average cost of interest bearing-liabilities increased 108 basis points to 2.45% as compared to 1.37% for the same nine-month period in 2004. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. We expect the Federal Reserve to continue to increase short-term interest rates this year, which will increase the cost of the Company’s deposit accounts and have a negative impact on its net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.68% for the third quarter of 2005 and 5.70% for the same period in 2004. During the nine-month period ending September 30, 2005, the Company’s net tax equivalent margin was 5.68%, which was a 20 basis point decrease from the 5.88% margin for the nine-month period ending September 30, 2004. The decline in the Company’s net interest margin during these periods was due to increased deposit costs. The deposit costs have been more sensitive to changes in short-term interest rates while the loan yields have increased at a slower rate in the face of competitive pressures, which accounts for a large part of the decline in the Company’s net interest margin. Moreover, the Federal Reserve began to increase interest rates at the end of June of 2004 and has continued to increase them in a consistent manner through September 30, 2005. Consequently, the net interest margin for the nine-month period ending September 30, 2004 was less affected by these interest rate changes than the net interest margin for the nine-month period ending September 30, 2005. As a result, there was a larger change in the nine-month net interest margins for 2005 versus 2004 than there were for the changes in the net interest margins for the three-month periods ending September 30, 2005 and 2004.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the third quarters and nine-month periods ending September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	$ Chg	% Chg	2005	2004	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$475	$439	$36	8%	$1,327	$1,313	$14	1%
Purchased receivable income	308	63	245	389%	654	143	511	357%
Electronic banking revenue	156	153	3	2%	448	438	10	2%
Loan servicing fees	92	90	2	2%	285	246	39	16%
Merchant & credit card fees	140	134	6	4%	336	306	30	10%
Equity in earnings from RML	276	15	261	1740%	337	181	156	86%
Equity in loss from Elliott Cove	(104)	(110)	6	-5%	(347)	(357)	10	-3%
Security gains (losses)	0	0	—	0%	9	151	(142)	-94%
Other	151	101	50	50%	358	255	103	40%

Total	$1,494	$885	$609	69%	$3,407	$2,676	$731	27%

Total other operating income for the third quarter of 2005 was $1.5 million, an increase of $609,000 from $885,000 in the third quarter of 2004. During the nine-month period ending September 30, 2005, total other operating income was $3.4 million, an increase of $731,000 from $2.7 million for the same nine-month period in 2004.
Income from the Company’s purchased receivable products increased by $245,000 to $308,000, or 389%, in the third quarter of 2005 from $63,000 in the same period a year ago. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. The Company earns income from the product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth in the fourth quarter of this year and in a year-over-year comparative basis as the Company increases this line of business at NFS, a division of the Bank that began operations in Bellevue, Washington in the third quarter of last year.
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
The Company’s share of the earnings from RML Holding Company and its predecessor, RML, increased by $261,000 to $276,000 during the third quarter of 2005 as compared to $15,000 in the third quarter of 2004. In the nine-month period ended September 30, 2005, the Company’s earnings from RML Holding Company and its predecessor, RML, increased by $156,000 to $337,000 as compared to earnings of $181,000 for the nine-month period ended September 30, 2004. In both cases, RML Holding Company benefited from an increase in gross income from its expanded operations with income growing at a faster rate than expenses, particularly in the three-month period ending September 30, 2005 as compared to the same period in 2004. As RML Holding Company completed its reorganization in the third quarter of 2004, it incurred higher costs associated with the reorganization and the retention of key personnel. These costs were concentrated more in the third quarter of 2004, which explains in part the larger increase in earnings from RML Holding Company in the third quarter of 2005 as opposed to a smaller increase in earnings in the nine-month period ending September 30, 2005 as compared to the same period in 2004.

The Company’s share of the loss from Elliott Cove was $104,000 for the third quarter of 2005 as compared to a loss of $110,000 for the same period in 2004. In the nine-month period ended September 30, 2005, the Company’s share of the loss from Elliott Cove was $347,000 as compared to a loss of $357,000 for the nine-month period ended September 30, 2004. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. The fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. The loss that the Company realized on its investment in Elliott Cove decreased slightly for the three and nine-month periods ending September 30, 2005 as compared to the same periods in 2004 as Elliott Cove continued to increase its assets under management which caused its income to increase slightly more than its expenses and resulted in a lower operating loss. As Elliott Cove continues to build its assets under management, the Company expects that its losses from its investment in Elliott Cove will decrease over time and that Elliott Cove will reach a breakeven point in its operations late in 2006.
The Company has made additional loans to and investments in Elliott Cove. In the first quarter of 2005, the Company increased this loan commitment to $750,000 from the previous commitment of $500,000. The balance outstanding on this commitment at September 30, 2005 was $750,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investments, the Company’s interest in Elliott Cove increased from a low of 25% to 50% between March 31, 2004 and September 30, 2005.
Other income increased by $50,000, or 50%, in the third quarter of 2005 from $101,000 for the same period in 2004. During the nine-month period ending September 30, 2005, other income was $358,000, an increase of $103,000 from the same nine-month period in 2004. The Company receives commissions for its sales of the Elliott Cove investment products and interest on its loan to Elliott Cove, which on a combined basis accounted for approximately one-half of the increase in other income in the three and nine-month periods ending September 30, 2005.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the third quarters and nine-month periods ending September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	$ Chg	% Chg	2005	2004	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$4,489	$3,794	$695	18%	$13,273	$11,664	$1,609	14%
Occupancy	616	542	74	14%	1,757	1,564	193	12%
Equipment	332	325	7	2%	1,025	1,016	9	1%
Marketing	497	340	157	46%	1,395	967	428	44%
Intangible asset amortization-core deposit	92	92	0	0%	276	276	0	0%
Software amortization and maintenance	286	301	(15)	-5%	857	838	19	2%
Professional and outside services	315	202	113	56%	671	661	10	2%
Other expense	978	949	29	3%	2,853	2,699	154	6%

Total	$7,605	$6,545	$1,060	16%	$22,107	$19,685	$2,422	12%

Total other operating expense for the third quarter of 2005 was $7.6 million, an increase of $1.1 million from the same period in 2004. During the nine-month period ending September 30, 2005, total operating expense was $22.1 million, an increase of $2.4 million from the same nine-month period in 2004.
Salaries and benefits increased by $695,000 and $1.6 million, or 18% and 14%, respectively, for the three and nine-month periods ending September 30, 2005 due primarily to salary increases driven by competitive pressures and additional staff, as well as increases in health insurance costs. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in this area of expenses. In addition to salaries and benefits, occupancy expense increased by $74,000 and $193,000, or 14% and 12%, respectively, for the three and nine-month periods ending September 30, 2005 due in part to new rental costs for NFS, expansion into additional square footage in the Company’s headquarters, and increased depreciation and amortization expense due to capital improvements at other facilities. Marketing expenses increased by $157,000 and $428,000, or 46% and 44%, respectively, for the three and nine-month periods ending September 30, 2005 due in large part to increased marketing costs related to our High Performance Checking product offerings (“HPC Program”), which is a comprehensive approach to restructure and market the Bank’s personal demand deposit accounts. The Bank initiated the HPC Program in the latter part of the second quarter of 2005. The Company expects to incur similar increases in its marketing expenses from the HPC Program in future quarters. In addition, the Company expects that the Bank will increase its deposit accounts and balances in them as it fully implements the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program. Professional and outside services increased by $113,000 and $10,000, or 56% and 2%, respectively, for the three and nine-month periods ending September 30, 2005 mainly due to outside audit services in both periods that were offset in large part by decreases in legal fees and other outside services during the nine-month period ending September 30, 2005. Finally, other expense increased by $29,000 and $154,000, or 3% and 6%, respectively, for the three and nine-month periods ending September 30, 2005 due to increases in a variety of expense items during those periods.
Income Taxes
The provision for income taxes increased by $57,000, or 3%, to $1.8 million in the third quarter of 2005 compared to $1.7 million in the same period in 2004. The effective tax rates for the third quarter of 2005 and 2004 were 38% and 39%, respectively. The Company expects that its tax rate for the rest of this year will be approximately similar to the tax rate of the third quarter of this year. The provision for income taxes increased $461,000, or 10%, to $5.0 million in the first nine months of 2005 compared to $4.5 million in the same period in 2004. The effective tax rates for the first nine months of 2005 and 2004 were 38% and 37%, respectively.
CHANGES IN FINANCIAL CONDITION
ASSETS
Loans and Lending Activities
General: Our loan products include short- and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.
Loans are the highest yielding component of our earning assets. Average loans were $77.0 million, or 12%, greater in the third quarter of 2005 than in the same period of 2004. Loans comprised 90% of total average earning assets for the quarter ending September 30, 2005, compared to 88% of total average earning assets for the quarter ending September 30, 2004. The yield on loans averaged 8.11% for the quarter ended September 30, 2005, compared to 7.28% during the same period in 2004.
The loan portfolio, excluding real estate loans for sale, grew $66.7 million, or 10% from September 30, 2004, to September 30, 2005. Commercial loans increased $56.3 million, or 24%, commercial real estate loans increased $7.7 million, or 3%, construction loans increased $5.6 million, or 5%, and consumer loans decreased $2.0 million, or 5%, from September 30, 2004 to September 30, 2005. Funding for the growth in loans between the periods came from an increase in non interest-bearing and interest-bearing sources of funds and capital. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial loan area, slower growth in commercial real estate and construction loans, and small declines in consumer loans. The growth in the commercial real estate area is expected to be slower than the commercial loan area due to continued refinance activity and competitive pressures. In addition, residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2005 due to a decline in available building lots. This decline in residential construction activity in the Anchorage market is anticipated to be offset in part by growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth.
Loan Portfolio Composition: Loans, excluding real estate loans for sale, increased to $710.9 million at September 30, 2005, from $678.3 million at December 31, 2004. At September 30, 2005, 48% of the portfolio was scheduled to mature over the next 12 months, and 21% was scheduled to mature between October 1, 2006, and September 30, 2010. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.”
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2005		December 31, 2004		September 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$295,246	42%	$267,737	39%	$238,987	37%
Construction/development	121,468	17%	122,873	18%	115,859	18%
Commercial real estate	260,138	37%	251,665	37%	252,465	39%
Consumer	36,939	5%	38,668	6%	38,944	6%
Other, net of unearned and discount	(2,847)	0%	(2,674)	0%	(1,988)	0%

Sub total	710,944		678,269		644,267
Real estate loans for sale	—	0%	—	0%	465	0%

Total loans	$710,944	100%	$678,269	100%	$644,732	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2005 December 31, 2004 September 30, 2004
	(Dollars in thousands)
Nonaccrual loans	$5,407	$5,876	$6,879
Accruing loans past due 90 days or more	446	290	1,046
Restructured loans	0	424	443

Total nonperforming loans	5,853	6,590	8,368
Real estate owned	0	0	0

Total nonperforming assets	$5,853	$6,590	$8,368

Allowance for loan losses	$11,248	$10,764	$10,692

Nonperforming loans to portfolio loans	0.82%	0.97%	1.30%
Nonperforming assets to total assets	0.69%	0.82%	1.06%
Allowance to portfolio loans	1.58%	1.59%	1.66%
Allowance to nonperforming loans	192%	163%	128%
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
Total nonperforming loans at September 30, 2005, were $5.9 million, or 0.82%, of total portfolio loans, a decrease of $737,000 from $6.6 million at December 31, 2004, and a decrease of $2.5 million from $8.4 million at September 30, 2004. The decrease in the non-performing loans in the third quarter of 2005 from the third quarter of 2004, was due in part to concentrated collection activities by the Company. In addition, the Company continues to write down assets to their estimated fair market value when they are in a non-performing status.
At September 30, 2005, December 31, 2004, and September 30, 2004, the Company had loans measured for impairment of $18.9 million, $6.7 million, and $7.9 million, respectively. A specific allowance of $1.6 million, $357,000, and $576,000, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2005, as compared to December 31, 2004, resulted mainly from the addition of four large loans ranging in size from $1.2 million to $5 million that are all part of one borrower relationship.
Potential Problem Loans: At September 30, 2005 the Company had $9.1 million in potential problem loans, as compared to $936,000 at September 30, 2004. At December 31, 2004, the Company had potential problem loans of $922,000. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses and Loan Loss Provision: The Company maintains an Allowance for Loan Losses to absorb losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses was $11.2 million, or 1.58% of total portfolio loans outstanding, at September 30, 2005, compared to $10.7 million, or 1.66%, of total portfolio loans at September 30, 2004. The Allowance for Loan Losses represented 192% of non-performing loans at September 30, 2005, as compared to 128% of non-performing loans at September 30, 2004.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$10,882	$10,293	$10,764	$10,186
Charge-offs:
Commercial	104	3	405	827
Construction/development	0	0	0	0
Commercial real estate	0	0	0	0
Consumer	21	34	54	82

Total charge-offs	125	37	459	909
Recoveries:
Commercial	58	118	358	185
Construction/development	0	162	15	172
Commercial real estate	0	0	15	0
Consumer	5	13	27	57

Total recoveries	63	293	415	414
Charge-offs, net	62	(256)	44	495
Provision for loan losses	428	143	528	1,001

Balance at end of period	$11,248	$10,692	$11,248	$10,692

The provision for loan losses for the three and nine-month periods ending September 30, 2005 was $428,000 and $528,000, respectively, as compared to provisions for loan losses of $143,000 and $1.0 million, respectively, for the three and nine-month periods ending September 30, 2004. During the three-month period ending September 30, 2005, there was $62,000 in net loan charge-offs as compared to $256,000 of net loan recoveries for the same period in 2004. The increase in net loan charge-offs resulted from an increase in gross charge-offs, which increased from $37,000 to $125,000 during these periods. In addition, loan recoveries also decreased during these same time periods from $293,000 for the three-month period ending September 30, 2004 to $63,000 for the three-month period ending September 30, 2005. During the nine-month period ending September 30, 2005 there were $44,000 in net loan charge-offs as compared to $495,000 in net loan charge-offs for the same period in 2004. The decrease in net loan charge-offs during this nine-month period resulted mainly from a decrease in gross loan charge-offs, which decreased by $450,000 to $459,000 for the nine-month period ending September 30, 2005. The increase in net loan charge-offs in the three-month period ending September 30, 2005 and the contrasting decrease in net loan charge-offs during the nine-month period ending September 30, 2005 explains in part the corresponding changes in the provision for loan losses.
Management believes that on the basis of its review of the performance of the loan portfolio and the various methods that it uses to analyze its Allowance for Loan Losses that at September 30, 2005 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $60.1 million at September 30, 2005, a decrease of $1.4 million from $61.5 million at December 31, 2004, and a decrease of $5 million, or 8%, from $65.1 million at September 30, 2004. Investment securities designated as available for sale comprised 96% of the investment portfolio at September 30, 2005, 97% at December 31, 2004, and 96% at September 30, 2004, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2005, $18.6 million in securities, or 31%, of the investment portfolio was pledged, as compared to $31.2 million, or 51%, at December 31, 2004, and $20.8 million, or 32%, at September 30, 2004.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of new funds. Total deposits increased $47.2 million to $746.3 million at September 30, 2005, up from $699.1 million at December 31, 2004, and increased $59.2 million from $687.1 million at September 30, 2004. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank implements its HPC Program, the Company expects further increases in the number of deposit accounts and the balances associated with them.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2005, the Company had $131.6 million in certificates of deposit, of which $114.2 million, or 87% of total certificates of deposit, are scheduled to mature over the next 12 months compared to $114.4 million, or 80% of total certificates of deposit, at December 31, 2004, and to $107.9 million, or 76% of total certificates of deposit at September 30, 2004.
The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	September 30, 2005		December 31, 2004		September 30, 2004
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$60,079	46%	$32,834	23%	$57,172	40%
Over three through twelve months	54,168	41%	81,580	57%	50,687	36%
Over twelve months	17,334	13%	27,945	20%	33,862	24%

Total	$131,581	100%	$142,359	100%	$141,721	100%

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at September 30, 2005, was $175.1 million, an increase of $62.6 million as compared to the balance of $112.5 million at September 30, 2004.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At September 30, 2005, the Company’s maximum borrowing line from the FHLB was $94.2 million, approximately 11% of the Company’s assets. At September 30, 2005, there was $2.7 million outstanding on the line and an additional $25.6 million committed to secure public deposits, compared to an outstanding balance of $3 million and additional commitments of $25.2 million at December 31, 2004. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $4.9 million in other borrowings outstanding at September 30, 2005, as compared to $3.5 million in other borrowings outstanding at

December 31, 2004. In each time period, the other borrowings were split between security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At September 30, 2005, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $83.0 million at September 30, 2005, compared to $83.4 million at December 31, 2004. The Company earned net income of $8.1 million during the nine-month period ending September 30, 2005, authorized dividends of $1.9 million, and repurchased 268,642 shares of its common stock at a total cost of $6.4 million.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2005, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of September 30, 2005:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	10.91%	10.26%
Total risk-based capital	8.00%	10.00%	12.16%	11.51%
Leverage ratio	4.00%	5.00%	10.12%	9.52%
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
Stock Repurchase Plan
The Company repurchased 235,502 of its outstanding common stock, in an unsolicited private transaction, pursuant to its share repurchase plan during the third quarter of 2005. The Company intends to continue to repurchase shares of its common stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the 117,213 remaining shares authorized for repurchase under the plan.

Trust Preferred Issuance
On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust I, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% that was initially set at 4.45% and adjusted quarterly. The securities currently have an interest rate of 6.94%, maturity date of May 15, 2033, and are callable by the Company after the first five years. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.
CAPITAL EXPENDITURES AND COMMITMENTS
During the nine-month period ending September 30, 2005, the Company made commitments in the amount of $800,000 for the construction of tenant improvements at its headquarters, which is located in Anchorage, Alaska. The Company expects that the work on this project will be completed during the balance of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate, credit, and operations risks are the most significant market risks which affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate allowance for credit losses to mitigate credit risk.
The Company utilizes a simulation model to monitor and manage interest rate risk within parameters established by its internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease, from prevailing interest rates, on the balance sheet for a period of 12 months.
The Company is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely impact net interest income. Conversely, a declining interest rate environment may improve net interest income. However, due to the fact that interest rates are coming off of historically low levels, the Company may be unable to pass additional reductions through to its deposit customers, which could have an adverse effect on its net interest income.
Generalized assumptions are made on how investment securities, classes of loans, and various deposit products might respond to interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ materially from simulated results due to factors such as timing, magnitude, and frequency of rate changes, customer reaction to rate changes, competitive response, changes in market conditions, the absolute level of interest rates, and management strategies, among other factors.
The results of the simulation model at September 30, 2005, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.8 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.5 million over the next 12 months. Due to the fact that interest rates are coming off of historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had less of a positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

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

PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 235,502 shares of its common stock, in the aggregate, during the third quarter of 2005 for the dates indicated:

					(d) Maximum Number(1)
				(c) Total Number of	(or Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	(a) Total Number of			Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased		per Share (or Unit)	Plans or Programs	Plans or Programs
Month #1
July 1, 2005 — July 31, 2005	-0-		-0-	-0-	352,715
Month #2
August 1, 2005 — August 31, 2005	235,502	(2)	$24.00	235,502	117,213
Month #3
September 1, 2005 — September 30, 2005	-0-		-0-	-0-	117,213
Total	235,502		$24.00	235,502	117,213

(1)	In September 2002, the Company publicly announced Board of Director authorization to, from time to time, repurchase up to 5%, or 306,372, shares of common stock in the open market. In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending June 30, 2005, the Company repurchased 33,140 shares, which brought the total shares available under the Plan to 352,715 shares.

(2)	In August 2005, the Board of Directors authorized the Company to repurchase, in an unsolicited private transaction, 235,502 shares of Company common stock owned by and from a long-time individual shareholder at $24.00 per share. The Board elected to consider this transaction under its stock repurchase program. In the three-month period ending September 30, 2005, the Company repurchased 235,502 shares in an unsolicited private transaction, which brought the total shares available for repurchase, from time to time, under the Plan to 117,213 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2005.

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
NORTHRIM BANCORP, INC.

November 4, 2005	By /s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

November 4, 2005	By /s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)