Form 10-K
period 2005-12-31
NORTHRIM BANCORP INC
filed 2006-03-16
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $1.00 Par Value
(Title of Class)
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     Yes ☐          No ☑
         Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
         The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2005, was $135,083,352.
         The number of shares of registrant’s common stock outstanding at March 1, 2006, was 5,810,961.
         Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 4, 2006, referenced in Part III of this Form 10-K are incorporated by reference therein.

Northrim BanCorp, Inc.

Page

Northrim BanCorp, Inc.
About the Company	1
Financial Section
Selected Financial Data	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Report of Independent Registered Public Accounting Firm	25
Consolidated Financial Statements	27
Notes to Consolidated Financial Statements	31
Annual Report on Form 10-K	53
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 10.12
EXHIBIT 10.13
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

i

Northrim BanCorp, Inc.
About the Company
Overview
         Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company; and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services, a division of the Bank that was formed in 2004. Finally, in March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska.
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
         We grew substantially in 1999 when we completed a public stock offering in which we raised $18.5 million and acquired eight branches from Bank of America. The Bank of America branch acquisition was completed in June 1999 and increased our outstanding loans by $114 million, our deposits by $124 million, and provided us fixed assets valued at $2 million, for a purchase price of $5.9 million, in addition to the net book value of the loans and fixed assets. The stock offering allowed us to achieve the Bank of America acquisition while remaining well-capitalized under bank regulatory guidelines.
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
         We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $779.9 million in total deposits and $895 million in total assets at December 31, 2005. Through our 10 branches, we are accessible by approximately 65% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, three smaller branches, and two supermarket branches.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. We are currently analyzing additional market opportunities in this area.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

Elliott Cove Capital Management LLC
         The Company owns a 49% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, and third and fourth quarters of 2005, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at December 31, 2005 was $675,000. Finally, in the third quarters of 2004 and 2005, the Company made additional investments of $250,000 and $150,000, respectively, in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 49% between December 31, 2003 and December 31, 2005.
         During the first quarter of 2003, 10 Northrim Bank employees completed training and earned their Series 65 securities licenses and became Investment Advisor Representatives (“IARs”). In the second quarter of 2003, we began to offer Elliott Cove investment products to our customers through the sales efforts of the IARs. As of December 31, 2005, there are 11 Northrim Bank employees who are licensed as IAR’s and actively selling the Elliott Cove product. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank. In addition, as Elliott Cove builds its assets under management, we expect that it will reach a break-even point on a monthly basis on its operations late in 2006.
Northrim Funding Services
         In the third quarter of 2004, we formed Northrim Funding Services (“NFS”) as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. During its first year, the employees of NFS focused on forming a base for their operations. In 2006, we expect NFS to continue to penetrate its market and increase its market share in the purchased receivables business.
High Performance Checking
         In the first part of 2005, we launched our High Performance Checking (“HPC”) product consisting of several consumer checking accounts tailored to the needs of specific segments of our market, including a totally free checking product. We supported the new products with a targeted marketing program and extensive branch sales promotions. Through the concentrated efforts of our branch employees, we increased the number of our deposit accounts and the balances in them.
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

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the company and developed a comprehensive approach to sales. In 2004 and 2005, we continued with this sales training in all of our major customer contact areas. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

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
Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation
*R. Marc Langland, 64	Chairman, President, & CEO of the Company and the Bank, and Director, Alaska Air Group
*Christopher N. Knudson, 52	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 48	Executive Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank
Victor P. Mollozzi, 56	Senior Vice President, Senior Credit Officer of the Bank
Robert L. Shake, 47	Senior Vice President, Executive Loan Manager of the Bank
*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation
Larry S. Cash, 54	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), Inc.

Mark G. Copeland, 63	Owner and sole member of Strategic Analysis, LLC, a management consulting firm

Frank A. Danner, 72	Secretary/Treasurer, IMEX, Ltd. dba Dynamic Properties (real estate firm)

Ronald A. Davis, 73	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)

Anthony Drabek, 58	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation), Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.

Richard L. Lowell, 65	Former Chairman, Ribelin Lowell Alaska USA Insurance Brokers, Inc. (insurance brokerage firm)

Irene Sparks Rowan, 64	Former Chairman and Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries

John C. Swalling, 56	President, Swalling & Associates, P.C. (accounting firm)

Selected Financial Data

	2005	2004	2003	2002	2001

Unaudited
	(In Thousands Except Per Share Data)
Net interest income	$43,908	$41,271	$39,267	$34,670	$31,349
Provision for loan losses	1,170	1,601	3,567	3,095	2,300
Other operating income	4,833	3,792	6,089	5,199	4,766
Other operating expense	29,477	26,535	24,728	23,061	22,569

Income before income taxes	18,094	16,927	17,061	13,713	11,246
Income taxes	6,924	6,227	6,516	5,171	4,138

Net income	$11,170	$10,700	$10,545	$8,542	$7,108

Earnings per share:
Basic	$1.87	$1.76	$1.76	$1.40	$1.17
Diluted	1.81	1.71	1.69	1.35	1.13
Cash dividends per share	0.43	0.38	0.33	0.20	0.20

Assets	$895,022	$800,726	$738,569	$704,249	$620,518
Loans	705,059	678,269	601,119	534,990	482,562
Deposits	779,866	699,061	646,197	626,415	550,607
Long-term debt	2,574	2,974	3,374	3,774	1,500
Junior subordinated debentures	18,000	8,000	8,000	—	—
Shareholders’ equity	84,474	83,358	75,285	68,373	60,791

Book value	$14.56	$13.69	$12.44	$11.22	$9.95
Tangible book value	$13.48	$12.60	$11.29	$10.01	$8.69
Net interest margin (tax equivalent)	5.66%	5.88%	6.04%	5.82%	5.88%
Efficiency ratio (cash)(1)	59.72%	58.07%	53.71%	56.92%	60.19%
Return on assets	1.33%	1.41%	1.50%	1.33%	1.23%
Return on equity	13.17%	13.50%	14.89%	13.32%	12.34%
Equity/assets	9.44%	10.41%	10.19%	9.71%	9.80%
Dividend payout ratio	22.92%	21.57%	19.04%	14.29%	17.09%
Nonperforming loans/portfolio loans	0.86%	0.97%	1.72%	1.09%	0.77%
Net charge-offs/average loans	0.18%	0.16%	0.33%	0.36%	0.29%
Allowance for loan losses/portfolio loans	1.52%	1.59%	1.70%	1.61%	1.55%
Nonperforming assets/assets	0.69%	0.82%	1.40%	0.81%	0.58%

Number of banking offices	10	10	10	10	10
Number of employees (FTE)	272	272	268	246	234

(1)	The efficiency ratio measures the proportion of the Company’s net interest income and non-interest income that is absorbed by its other operating expenses. For the purposes of this calculation, other operating expenses do not include intangible asset amortization expense. In 2005, the efficiency ratio was 59.72%, which was calculated by dividing other operating expense of $29.1 million (exclusive of intangible asset amortization) by $48.7 million, which is the total of net interest income of $43.9 million and other operating income of $4.8 million.

Management’s Discussion and Analysis of Financial Condition and
Results of Operation
Overview
         We are a publicly traded bank holding company with four wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in Elliott Cove, an investment advisory services company; and NCT1 and NST2, entities formed to facilitate two trust preferred securities offerings. The Bank in turn has a wholly-owned subsidiary, NCIC, which has an interest in RML Holding Company, a residential mortgage holding company and NBG, an insurance brokerage company that provides employee benefits plans to businesses throughout Alaska. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River, and Wasilla. The Bank also operates Northrim Funding Services, a division headquartered in Bellevue, Washington with operations in the Washington and Oregon markets. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.
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
         One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage, a 7% share of the Fairbanks market, and an 8% share of the Matanuska Valley market as of June 30, 2005.
         Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 85% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.
         During the second quarter of 1999, we sold 1,842,900 shares of our common stock in an underwritten common stock offering that generated $18.5 million in net proceeds. We used the proceeds to purchase the Bank of America branches and to provide capital for additional growth.
         At December 31, 2005, we had assets of $895 million and gross loans of $705.1 million, an increase of 12% and 4%, respectively, over the previous year. Our net income and diluted earnings per share for 2005 were $11.2 million and $1.81, respectively; an increase of 4% and 6%, respectively, over 2004. During the same time, our net interest income increased by $2.6 million, or 6%. Our provision for loan losses during that period declined by $431,000, or 27%, as our nonperforming loans declined by $519,000, or 8%. In contrast, our other operating income increased by $1 million, or 27%. The growth in our net interest income combined with the positive effects of the declines in our provision for loan losses and the increases in our other operating income was offset in part by an increase in other operating expenses of $2.9 million, or 11%, which resulted in an increase in our net income and earnings per share.
Results of Operations
Net Income
         We earned net income of $11.2 million in 2005, compared to net income of $10.7 million in 2004, and $10.5 million in 2003. During these periods, net income per diluted share was $1.81, $1.71, and $1.69, respectively.
Net Interest Income
         Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate and purchased receivables products, and other sources. Our operating expenses consist in large part of compensation, employee benefits expense, and occupancy expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.
         Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income in 2005 was $43.9 million compared to $41.3 million in 2004, and $39.3 million in 2003, reflecting an increase in our interest-earning assets and the general level of interest rates. Average interest-earning assets increased $74.1 million, or 11%, in 2005 compared to an increase in average interest-bearing liabilities in 2005 of $76.1 million, or 15%. Average interest-earning assets increased $51 million, or 8%, in 2004 compared to an increase in average interest-bearing liabilities in 2004 of $23.7 million, or 5%.
         Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2005, 2004, and 2003, average interest-earning assets were $778.6 million, $704.5 million, and $653.5 million, respectively. During these same periods, net interest margins were 5.64%, 5.86%, and 6.01%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning-assets was 7.55% in 2005, 6.89% in 2004, and 7.03% in 2003, while the average cost of interest-bearing liabilities was 2.61% in 2005, 1.48% in 2004, and 1.42% in 2003.
         Our net interest margin decreased in 2005 from 2004 as the cost of interest-bearing liabilities grew faster than the yield on interest-earning assets. During 2005, the cost of interest-bearing liabilities increased by 113 basis points while the yield on interest-earning assets increased by 66 basis points. In order to counteract the effects of increasing interest rates on our net interest margin, we emphasize the pricing of new loans on a floating rate basis tied primarily to the prime rate of interest, which allows these loans to reprice more frequently and in turn helps to increase our net interest margin.
         The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2005			2004			2003

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	Rate	balance	paid(1)	Rate	balance	paid(1)	Rate

	(In Thousands)
Assets:
Loans(2)	$698,240	$55,870	8.00%	$628,830	$45,898	7.30%	$569,532	$42,945	7.54%
Securities	61,125	2,202	3.60%	64,008	2,492	3.89%	69,972	2,867	4.10%
Overnight investments	19,232	709	3.69%	11,633	164	1.41%	13,987	136	0.97%

Total interest-earning assets	778,597	58,781	7.55%	704,471	48,554	6.89%	653,491	45,948	7.03%
Noninterest-earning assets	63,810			54,788			51,194

Total assets	$842,407			$759,259			$704,685

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$65,890	$369	0.56%	$57,373	$221	0.39%	$52,955	$205	0.39%
Money market accounts	139,331	3,876	2.78%	126,567	1,527	1.21%	134,582	1,293	0.96%
Savings accounts	207,277	6,263	3.02%	139,876	2,290	1.64%	104,158	1,182	1.13%
Certificates of deposit	138,284	3,482	2.52%	155,134	2,671	1.72%	164,847	3,523	2.14%

Total interest-bearing deposits	550,782	13,990	2.54%	478,950	6,709	1.40%	456,542	6,203	1.36%
Borrowings	18,792	883	4.70%	14,525	574	3.95%	13,235	478	3.61%

Total interest-bearing liabilities	569,574	14,873	2.61%	493,475	7,283	1.48%	469,777	6,681	1.42%
Demand deposits and other noninterest-bearing liabilities	188,000			186,506			164,091

Total liabilities	757,574			679,981			633,868
Shareholders’ equity	84,833			79,278			70,817

Total liabilities and shareholders’ equity	$842,407			$759,259			$704,685

Net interest income		$43,908			$41,271			$39,267

Net interest margin(3)			5.64%			5.86%			6.01%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.

(3)	The net interest margin on a tax equivalent basis was 5.66%, 5.88%, 6.04%, 5.82%, and 5.88%, respectively, for 2005, 2004, 2003, 2002, and 2001.

         The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2005 compared to 2004			2004 compared to 2003

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$5,327	$4,645	$9,972	$4,265	($1,312)	$2,953
Securities	(109)	(181)	(290)	(237)	(138)	(375)
Overnight investments	157	388	545	(17)	45	28

Total interest income	$5,375	$4,852	$10,227	$4,011	($1,405)	$2,606

Interest Expense:
Deposits:
Interest-bearing demand accounts	$37	$112	$148	$17	($1)	$16
Money market accounts	168	2,181	2,349	(71)	305	234
Savings accounts	1,441	2,532	3,973	483	625	1,108
Certificates of deposit	(250)	1,061	811	(199)	(653)	(852)

Total interest on deposits	1,396	5,885	7,281	230	276	506
Borrowings	188	121	309	49	47	96

Total interest expense	$1,584	$6,006	$7,590	$279	$323	$602

Other Operating Income
         Total other income increased $1 million, or 27%, in 2005, after decreasing $2.3 million, or 38%, in 2004, and increasing $890,000, or 17%, in 2003. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2005	2004	2003	2002	2001

	(In Thousands)
Other Operating Income
Deposit service charges	$1,800	$1,718	$1,805	$1,687	$1,606
Purchased receivable income	993	201	35	—	—
Electronic banking fees	632	608	563	654	652
Equity in earnings from RML	493	438	2,785	1,917	1,208
Merchant credit card transaction fees	444	414	363	423	400
Other transaction fees	214	204	247	283	324
Loan service fees	374	379	416	350	467
Equity in loss from Elliott Cove	(424)	(457)	(554)	(239)	—
Other income	298	136	74	11	24

Operating sources	4,824	3,641	5,734	5,086	4,681
Gain on sale of securities available for sale, net	9	151	310	113	47
Gain on sale of ORE	—	—	45	—	38

Other sources	9	151	355	113	85

Total other operating income	$4,833	$3,792	$6,089	$5,199	$4,766

         The sources of operating income in 2005 increased $1.2 million, or 32%. In 2004, this income decreased $2.1 million, or 37%, and in 2003, it increased $648,000, or 13%. Deposit service charges increased $82,000, or 5%, in 2005. Purchased receivable income increased $792,000, or 394%, in 2005, due largely to increases in fees earned on our Business Manager® product that is used to purchase accounts receivable from customers and our activity at NFS. In 2005, our share of earnings from RML was $493,000 as compared to $438,000 in 2004. Merchant credit card and electronic banking fees increased $30,000 and $24,000, respectively, or 7%, and 4%, respectively, as a result of volume increases in these products. Loan service fees decreased $5,000, or 1%, in 2005. Finally, we recorded a $424,000 loss from our share of the loss of Elliott Cove compared to a loss of $457,000 in 2004.
         Included in operating sources of other operating income in 2005, 2004, and 2003 are $493,000, $438,000, and $2.8 million, respectively, of income from our share of the earnings from RML. RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company (“PAM”). In the first quarter of 2005, PAM was merged into RML. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 24%.
         Earnings from RML and RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2003, and 2002, declining mortgage interest rates generated a significant increase in the demand for mortgage loans by consumers both for the refinance of existing loans and the purchase of new homes. Mortgage rates began to increase in the third quarter of 2003 from the historic lows reached in the second quarter. As a result, the refinance activity in the mortgage industry began to decrease in the latter part of 2003. Due to this trend of increasing long-term mortgage interest rates and the costs associated with the merger of RML and PAM, our share of the earnings from RML declined in 2004. In 2005, RML Holding Company began to realize some efficiencies from its merger and increased its income from its combined operations.
         Our share of the loss from Elliott Cove decreased to $424,000 in 2005, as compared to a loss of $457,000 in 2004. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, and third and fourth quarters of 2005, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at December 31, 2005 was $675,000. Finally, in the third quarters of 2004 and 2005, the Company made additional investments of $250,000 and $150,000, respectively, in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 49% between December 31, 2003 and December 31, 2005.
         The other sources of other operating income decreased $142,000 in 2005, or 94%. In 2004, this income decreased $204,000, or 57%; and in 2003, it increased $242,000, or 214%. Net security gains of $9,000 were recorded in 2005, $151,000 of net gains were recorded in 2004, and $310,000 were recorded in 2003.
Expenses
Provision for Loan Losses: The provision for loan losses in 2005 was $1.2 million, compared to $1.6 million in 2004 and $3.6 million in 2003. We decreased the provision for loan losses in 2005 due to a decrease in our non-performing loans and an overall improvement in our credit quality indicators. In 2005, non-performing loans decreased to $6.1 million from a balance of $6.6 million at December 31, 2004. In addition, net loan charge-offs were $1.2 million, or 0.18% of average loans, in 2005 as compared to $1 million, or 0.16% of average loans, in 2004 and $1.9 million, or 0.33% of average loans, in 2003. The allowance for loan losses also decreased in 2005 as a result of the decreases in non-performing loans and was $10.7 million, or 1.52% of portfolio loans as compared to $10.8 million, or 1.59% of portfolio loans at December 31, 2004 and $10.2 million, or 1.70% of portfolio loans, at December 31, 2003. While the allowance for loan losses decreased, the coverage ratio of the allowance for loan losses versus non-performing loans increased to 176% in 2005 as compared to a coverage ratio of 163% in 2004 and 99% in 2003.

Other Operating Expense: Other operating expense increased $2.9 million, or 11%, in 2005, $1.8 million, or 7%, in 2004, and $1.7 million, or 7%, in 2003. The following table breaks out the other operating expense categories:

Years Ended December 31,	2005	2004	2003	2002	2001

	(In Thousands)
Other Operating Expense
Salaries and other personnel expense	$17,656	$15,708	$14,180	$13,023	$12,135
Occupancy, net	2,417	2,130	2,000	2,040	1,963
Equipment, net	1,371	1,372	1,504	1,405	1,508
Marketing	1,657	1,201	1,205	1,136	1,153
Software amortization	544	558	451	400	440
Intangible asset amortization	368	368	368	368	832
Supply expense	275	244	314	492	443
Legal expense	111	230	193	197	302
Cash handling costs	109	171	230	269	327
Loan collection and ORE costs	155	156	161	68	49
Consulting expense	151	89	144	78	104
Other expenses	4,663	4,308	3,978	3,585	3,313

Total other operating expense	$29,477	$26,535	$24,728	$23,061	$22,569

         Salaries and other personnel expense increased $1.9 million, or 12%, in 2005, $1.5 million, or 11%, in 2004, and $1.2 million, or 9%, in 2003, reflecting increases in employees for the provision of services in our new branch locations in Wasilla, Eagle River, and West Anchorage in 2003 and increases in salary and medical benefit costs for them in 2004 and 2005 due in part to ongoing competition for our employees, which placed upward pressure on our salary structure and the absolute level of increases in our medical costs. Between 2002 and 2005, our occupancy expenses increased by $377,000, or 18%, as we incurred higher costs in our new branch locations and occupied additional space at our Main Financial Center. In addition, the costs of amortizing the intangible asset created as a result of the branch purchase did not commence until mid-1999. Intangible amortization expense was $368,000 in 2005, 2004, and 2003. In 2002, amortization expense decreased by $464,000 because of the effect of a change in the accounting treatment of goodwill and intangible assets. As a result of the requirements of SFAS No. 142, we no longer amortize goodwill. However, the Company will continue to amortize the core deposit intangible and annually evaluate goodwill for impairment.
         Marketing costs increased by $456,000, or 38%, in 2005, decreased by $4,000, or less than 1%, in 2004, and increased $69,000, or 6%, in 2003. The main reason for the increase in marketing expenses in 2005 was the costs associated with marketing our HPC product. We intend to continue marketing this product in 2006.
         Software amortization decreased $14,000, or 3%, in 2005, and increased $107,000, or 24%, in 2004. These costs increased in 2004 in part as we purchased software for our document imaging system that we implemented throughout the organization in 2003 and 2004.
         Supply expense increased by $31,000, or 13%, in 2005, decreased $70,000, or 22%, in 2004, and decreased $178,000, or 36%, in 2003. The main reason for the decreased supply costs in these years was a change in vendors coupled with a program that brought the inventory system for a number of our forms in-house.
         Legal costs decreased $119,000, or 52%, in 2005, increased $37,000, or 19%, in 2004, and decreased $4,000, or 2%, in 2003.
         Cash handling costs decreased $62,000, or 36%, in 2005, decreased $59,000, or 26%, in 2004, and decreased $39,000, or 14%, in 2003. These costs decreased over the years as we have renegotiated our contract with our vendor and brought more of these services back in-house as opposed to having them performed by an independent contractor.
         Loan collection and ORE costs decreased $1,000, or 1%, in 2005, decreased $5,000, or 3%, in 2004, and increased $93,000, or 137%, in 2003. These costs represent the out-of-pocket expense we incurred to liquidate problem assets and manage repossessed property resulting from the collection process. Between 2003 and 2005, these costs were higher than those experienced in 2002 due to costs associated with the repossession and sale of a property in 2003 and the efforts that we expended to decrease our non-performing loans in 2004 and 2005.
         Consulting expenses increased $62,000, or 70%, in 2005, decreased $55,000, or 38%, in 2004, and increased $66,000, or 85%, in 2003. These costs increased in 2003 and 2005 due to consulting expenses associated with the review and enhancement of our information processing and employee benefit systems. In 2005, these costs increased due to increased expenses to comply with the requirements of the Sarbanes-Oxley Act, as well as costs incurred to implement our High Performance Checking program.
         Other expenses increased $355,000, or 8%, in 2005 from 2004, and increased $330,000, or 8%, in 2004 from 2003. A major reason for the change in 2005 was a $95,000 increase in outside service costs that resulted from outsourced internal audit costs due to temporary staff shortages. In addition, operational charge-offs increased by $58,000. The balance of the increase in other expenses was caused by increases in a wide variety of accounts.
Income Taxes: The provision for income taxes increased $697,000, or 11%, to $6.9 million in 2005, decreased $289,000, or 4%, to $6.2 million in 2004, and increased $1.3 million, or 26%, to $6.5 million in 2003. The effective tax rate for 2005 was 38%, compared to 37% in 2004, and 38% in 2003. The effective tax rate in 2004 was lower than that for 2005 and 2003 due in part to the favorable resolution of a dispute on a prior year’s tax return recorded in 2004.
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
         Loans are the highest yielding component of earning assets. Average loans were $69.4 million, or 11% greater in 2005 than in 2004. Average loans were $59.3 million, or 10% greater in 2004 than in 2003. Loans comprised 90% of total earning assets on average in 2005, 89% in 2004 and 87% in 2003. The yield on loans averaged 8.00% in 2005, 7.30% in 2004, and 7.54% in 2003.
         Growth in the loan portfolio during 2005 was $26.8 million, or 4%. Commercial loans increased $19.9 million, or 7%, commercial real estate loans increased $37,000, and construction loans increased $8.7 million, or 7%, in 2005. Installment and consumer loans decreased $1.6 million, or 4%. Funding for the growth in loans in 2005 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.
Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. We had real estate owned property of $105,000 at December 31, 2005. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2005	2004	2003	2002	2001

	(In Thousands)
Nonperforming loans
Nonaccrual loans	$5,090	$5,876	$7,426	$4,717	$2,615
Accruing loans past due 90 days or more	981	290	2,283	1,019	965
Restructured loans	—	424	597	—	—

Total nonperforming loans	6,071	6,590	10,306	5,736	3,580
Real estate owned	105	—	—	—	—

Total nonperforming assets	$6,176	$6,590	$10,306	$5,736	$3,580

Allowance for loan losses to portfolio loans	1.52%	1.59%	1.70%	1.61%	1.55%
Allowance for loan losses to nonperforming loans	176%	163%	99%	148%	201%
Nonperforming loans to portfolio loans	0.86%	0.97%	1.72%	1.09%	0.77%
Nonperforming assets to total assets	0.69%	0.82%	1.40%	0.81%	0.58%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $353,000, $658,000, and $690,000, in 2005, 2004, and 2003, respectively.
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
         Total nonperforming loans at December 31, 2005, were $6.1 million, or 0.86% of portfolio loans, a decrease of $519,000 from $6.6 million at December 31, 2004, and a decrease of $4.2 million from $10.3 million at December 31, 2003. The decrease in nonperforming loans in 2005 as compared to 2004 was due to pay-downs and loan charge-offs on a number of loan relationships.
Potential Problem Loans: At December 31, 2005, management had identified problem loans of $9.1 million that were not reported as such at December 31, 2004. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for inherent loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Management believes that at December 31, 2005, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing economic conditions.
         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.
         The following table shows the allocation of the allowance for loan losses for the periods indicated:

December 31,	2005 2004 2003 2002 2001

Balance		% of Total		% of Total		% of Total		% of Total		% of Total
applicable	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)
Commercial	$6,913	41%	$5,130	39%	$5,610	37%	$4,285	35%	$4,086	34%
Construction	246	19%	276	18%	282	17%	1,327	15%	336	14%
Real estate term	1,214	35%	1,634	37%	413	40%	275	40%	410	37%
Loans for sale	—	0%	—	0%	—	0%	—	1%	—	4%
Consumer	37	5%	—	6%	3	6%	22	9%	5	11%
Unallocated	2,296	0%	3,724		3,878		2,567		2,363

Total	$10,706	100%	$10,764	100%	$10,186	100%	$8,476	100%	$7,200	100%

(1)	Represents percentage of this category of loans to total loans.

         The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2005	2004	2003	2002	2001

	(In Thousands)
Balance at beginning of period	$10,764	$10,186	$8,476	$7,200	$6,208
Charge-offs:
Commercial loans	(1,552)	(1,387)	(2,067)	(1,791)	(687)
Construction loans	(100)	—	—	—	—
Real estate loans	—	—	(127)	(67)	(748)
Consumer loans	(63)	(84)	(91)	(257)	(118)

Total charge-offs	(1,715)	(1,471)	(2,285)	(2,115)	(1,553)

Recoveries:
Commercial loans	418	200	279	168	234
Construction loans	15	185	—	—	—
Real estate loans	15	—	111	48	—
Consumer loans	39	63	38	80	11

Total recoveries	487	448	428	296	245

Charge-offs net of recoveries	(1,228)	(1,023)	(1,857)	(1,819)	(1,308)

Provision for loan losses	1,170	1,601	3,567	3,095	2,300

Balance at end of period	$10,706	$10,764	$10,186	$8,476	$7,200

Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.16%	0.33%	0.36%	0.29%

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.
         Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $14.8 million at December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”
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
Loans Receivable: Loans receivable increased to $705.1 million at December 31, 2005, compared to $678.3 million and $601.1 million at December 31, 2004 and 2003, respectively. At December 31, 2005, 48% of the portfolio was scheduled to mature or reprice in 2006 with 21% scheduled to mature or reprice between 2007 and 2010. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized.”

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2005 2004 2003 2002 2001

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Commercial	$287,617	40.79%	$267,737	39.47%	$220,774	36.73%	$187,312	35.01%	$166,845	34.57%
Real estate loans:
Construction	131,532	18.66%	122,873	18.12%	102,311	17.02%	82,739	15.47%	68,952	14.29%
Real estate term	252,395	35.80%	252,358	37.21%	239,545	39.85%	212,740	39.77%	177,493	36.78%
Real estate loans for sale	—	0.00%	—	0.00%	1,395	0.23%	7,437	1.39%	19,496	4.04%
Consumer loans	36,519	5.18%	38,166	5.63%	39,796	6.62%	47,415	8.86%	52,236	10.82%

Total	708,063	100.43%	681,134	100.42%	603,821	100.45%	537,643	100.50%	485,022	100.51%
Less:
Unearned purchase discount	—	0.00%	(44)	-0.01%	(44)	-0.01%	(44)	-0.01%	(271)	-0.06%
Unearned loan fees net of origination costs	(3,004)	-0.43%	(2,821)	-0.42%	(2,658)	-0.44%	(2,609)	-0.49%	(2,189)	-0.45%

Net loans	$705,059	100.00%	$678,269	100.00%	$601,119	100.00%	$534,990	100.00%	$482,562	100.00%

         The following table presents at December 31, 2005, the aggregate maturity and repricing data of our loan portfolio:

	Maturity

	Within	1-5	Over 5
	1 Year	Years	Years	Total

	(In Thousands)
Commercial	$152,253	$79,929	$55,435	$287,617
Construction	121,748	6,094	3,690	131,532
Real estate term	62,547	56,850	132,998	252,395
Installment and other consumer	1,423	6,271	28,825	36,519

Total	$337,971	$149,144	$220,948	$708,063

Fixed interest rate	$131,649	$55,680	$49,921	$237,250
Floating interest rate	206,322	93,464	171,027	470,813

Total	$337,971	$149,144	$220,948	$708,063

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 41% of our total loans outstanding as of December 31, 2005 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Construction Loans:
Land Development: We are a major land development and residential construction lender. At December 31, 2005, we had $46.1 million of residential subdivision land development loans outstanding, or 7% of total loans.
One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2005. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2005, we had $67.2 million of one-to-four-family residential and condominium construction loans, or 10% of total loans. Of the homes under construction at December 31, 2005, for which these loans had been made, 59% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

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
         When originating residential mortgage loans, RML obtains a firm commitment from long-term investors to buy the loans at a specified interest rate and under other specified terms. We buy loans originated by RML and generally hold these loans for less than 45 days before they are purchased by the long-term investor. In 2005, we did not purchase any loans from RML. RML has warehouse lines of credit in place that are independent of the Company with which it finances the majority of its loan production.
Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2005, our commercial real estate loans were $252.4 million, or 36% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 44% of these loans originated by Northrim resets every three years based on the spread over an index rate, normally prime or the three-year Treasury rate.
         We often sell all or a portion of our commercial real estate loans to two State of Alaska entities that were established to provide long-term financing in the State, AIDEA, and the Alaska Housing Finance Corporation (“AHFC”). We often sell up to a 90% loan participation to AIDEA. AIDEA’s portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending. We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 18 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2005. See also “Liquidity and Capital Resources.”
Investments and Investment Activities
General: Our investment portfolio consists primarily of U.S. Treasury and government agency securities, and municipal securities. Investment securities totaled $55 million at December 31, 2005, a decrease of $6.5 million, or 11%, from year-end 2004. The average maturity of the investment portfolio was two years at December 31, 2005.
         Investment securities designated as available for sale comprised 95% of the portfolio and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2005, $20.9 million in securities were pledged for deposits.
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
Securities Held To Maturity: These are securities that we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities to maturity. These securities are carried at amortized cost.

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
December 31,	Cost	Value

	(In Thousands)
Securities Available for Sale:
2005:
U.S. Treasury	$15,930	$15,761
U.S. Agency	37,140	36,482
Mortgage-backed Securities	242	240

Total	$53,312	$52,483

2004:
U.S. Treasury	$5,503	$5,481
U.S. Agency	53,628	53,656
Mortgage-backed Securities	311	312

Total	$59,442	$59,449

2003:
U.S. Treasury	$498	$500
U.S. Agency	68,742	69,797
Mortgage-backed Securities	418	420

Total	$69,658	$70,717

Securities Held to Maturity:
2005:
Municipal securities	$936	$957

Total	$936	$957

2004:
Municipal securities	$724	$771

Total	$724	$771

2003:
Municipal securities	$945	$1,011

Total	$945	$1,011

         For the periods ending December 31, 2005, 2004, and 2003, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $1.6 million, $1.3 million, and $1.5 million, respectively.

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio for the periods indicated as of December 31, 2005:

	Maturity

	Within	1-5	5-10	Over 10
	1 year	years	years	years	Total

	(Dollars In Thousands)
Securities Available for Sale:
U.S. Treasury
Balance	$10,878	$4,883	$—	$—	$15,761
Weighted Average Yield	2.92%	3.42%	0.00%	0.00%	3.08%

U.S. Agency
Balance	$1,524	$34,958	$—	$—	$36,482
Weighted Average Yield	3.00%	3.87%	0.00%	0.00%	3.83%

Mortgage-Backed Securities
Balance	$—	$—	$—	$240	$240
Weighted Average Yield	0.00%	0.00%	0.00%	4.52%	4.52%

Total
Balance	$12,402	$39,841	$—	$240	$52,483
Weighted Average Yield	2.93%	3.81%	0.00%	4.52%	3.61%

Securities Held to Maturity:
Municipal Securities
Balance	$65	$310	$444	$138	$957
Weighted Average Yield	3.84%	4.35%	3.88%	5.11%	4.20%

         At December 31, 2005, we held no securities of any single issuer (other than governmental agencies) that exceeded 10% of our shareholders’ equity.
Purchased Receivables
General: We purchase accounts receivable from our business customers and provide them with short-term working capital. We provide this service to our customers in Alaska with our Business Manager® product and in Washington and Oregon through NFS.
         Our purchased receivable balances increased in 2005 to $12.2 million, as compared to $2.2 million in 2004. The funding for this growth in purchased receivables came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.
Policy and Authority Limits: Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits. The policies are reviewed and approved annually by the Board of Directors.
Liabilities
Deposits

General: Deposits are our primary source of funds. Total deposits increased 12% to $779.9 million at December 31, 2005, compared with $699.1 million at December 31, 2004, and $646.2 million at December 31, 2003. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2005		2004		2003		2002		2001

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)
Interest-bearing demand accounts	$65,890	0.56%	$57,373	0.39%	$52,955	0.39%	$49,198	0.72%	$45,334	1.86%
Money market accounts	139,331	2.78%	126,567	1.21%	134,582	0.96%	131,227	1.57%	132,950	3.44%
Savings accounts	207,277	3.02%	139,876	1.64%	104,158	1.13%	82,061	1.84%	34,731	2.50%
Certificates of deposit	138,284	2.52%	155,134	1.72%	164,847	2.14%	172,531	3.50%	190,693	5.37%

Total interest-bearing accounts	550,782	2.54%	478,950	1.40%	456,542	1.36%	435,017	2.29%	403,708	4.09%
Noninterest-bearing demand accounts	182,535		181,731		159,858		135,181		109,748

Total average deposits	$733,317		$660,681		$616,400		$570,198		$513,456

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2005, we had $110.6 million in certificates of deposit, of which $92.1 million, or 83%, are scheduled to mature in 2006. The following table sets forth the amounts and maturities of our certificates of deposit with balances of $100,000 or more, at the dates indicated:

December 31,	2005	2004	2003	2002	2001

	(In Thousands)
Remaining maturity:
Three months or less	$32,296	$20,427	$47,480	$29,828	$20,739
Over three through six months	4,830	24,673	9,017	21,505	27,531
Over six through 12 months	9,226	25,976	19,966	15,535	30,549
Over 12 months	4,897	11,411	19,651	20,549	19,167

Total	$51,249	$82,487	$96,114	$87,417	$97,986

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2005, was $198 million, an increase of $74.8 million as compared to the balance of $123.2 million at December 31, 2005.
Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2005, we held $15 million in certificates of deposit for the Alaska Permanent Fund, collateralized by letters of credit issued by the FHLB.
Borrowings

FHLB: At December 31, 2005, our maximum borrowing line from the FHLB was equal to $94.2 million, approximately 11% of the Company’s assets. At December 31, 2005, there was $2.6 million outstanding on the line and an additional $15.5 million of the borrowing line was committed to secure public deposits. FHLB advances are secured by a blanket pledge of the Company’s assets.
Other Short-term Borrowing: At December 31, 2005, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Contractual Obligations

         The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2005	1 Year	Years	Years	5 Years	Total

	(In Thousands)
Long-term debt obligations	$400	$800	$800	$18,574	$20,574
Operating lease obligations	1,338	2,420	225	1,544	5,527
Other long-term liabilities	—	—	—	—	—

Total	$1,738	$3,220	$1,025	$20,118	$26,101

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2004	1 Year	Years	Years	5 Years	Total

	(In Thousands)
Long-term debt obligations	$400	$800	$800	$8,974	$10,974
Operating lease obligations	1,407	2,432	1,295	1,612	6,746
Other long-term liabilities	507	—	—	—	507

Total	$2,314	$3,232	$2,095	$10,586	$18,227

         Long-term debt obligations consist of (a) $2.6 million advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, (b) $8 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of LIBOR plus 3.15%, adjusted quarterly, and (c) $10 million junior subordinated debentures that were originated on December 16, 2005, mature on December 15, 2035, and bear interest at a rate of LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described at Note 18 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investment in Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003. The Company paid the final installment on this investment due in October of 2005.
Liquidity and Capital Resources
         Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2005, were $172.1 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2005, were $779.9 million.
         The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2005, our current assets were $457.3 million and our funds available for borrowing under our existing lines of credit were $143.5 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
         In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. We purchased 224,800 shares of our stock under this program through December 31, 2004, at a total cost of $3.1 million, at an average price of $13.68 per share. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We purchased 308,642 shares in 2005, which left a balance of 77,213 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.
         The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2002, 2003, and 2005, by 69,000, 155,800, and 308,642 shares respectively. The Company did not repurchase any of its shares in 2004. The table below shows this effect on diluted earnings per share.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2005	$1.81	$1.71
2004	$1.71	$1.65
2003	$1.69	$1.64
2002	$1.35	$1.35

         On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $523,000 in 2005. At December 31, 2005, the securities had an interest rate of 7.49%.
         On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $26,000 in 2005. At December 31, 2005, the securities had an interest rate of 5.86%.
         Our shareholders’ equity at December 31, 2005, was $84.5 million, a $1.1 million, or 1%, increase from 2004. We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2005, that the Company and Northrim Bank met all applicable capital adequacy requirements.
         The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2005, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.
         The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

December 31, 2005	Adequately -	Well -	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.10%	10.32%
Total risk-based capital	8.00%	10.00%	13.35%	11.57%
Leverage ratio	4.00%	5.00%	10.81%	9.24%

(See Note 19 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

Effects of Inflation and Changing Prices
         The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities. In addition, inflation has an impact on our customers’ ability to repay their loans.
Market for Common Stock
         Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2005, the number of shareholders of record of our common stock was 197.
         We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarter of 2003 and the second quarter of 2005, we increased the cash dividend to $0.095 and $0.11 per share, respectively. Cash dividends totaled $2.6 million, $2.3 million, and $2 million in 2005, 2004, and 2003, respectively. On January 6, 2006, the Board of Directors approved payment of a $0.11 per share dividend on February 3, 2006, to shareholders of record on January 23, 2006. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.
         The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
High	$25.18	$25.00	$25.10	$25.50
Low	$23.20	$22.07	$23.38	$23.25
2004
High	$25.64	$25.56	$21.85	$23.84
Low	$22.64	$18.65	$20.01	$21.83

Repurchase of Securities

         The Company repurchased 40,000 shares of its common stock, in the aggregate, during the fourth quarter of 2005 as indicated below:

				Maximum number(1)
			Total number of	(or approximate dollar value)
			shares (or units)	of shares (or units)
	Total number of	Average price	purchased as part of	that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
	purchased	(or unit)	plans or programs	plans or programs
Period	(a)	(b)	(c)	(d)

Month #1
October 1, 2005 —
October 31, 2005	—	$—	—	117,213

Month #2
November 1, 2005 —
November 30, 2005	35,000	$23.44	35,000	82,213

Month #3
December 1, 2005 —
December 31, 2005	5,000	$24.39	5,000	77,213

Total	40,000	$23.56	40,000	77,213

(1)	In September 2002, the Company publicly announced Board of Director authorization to, from time to time, repurchase up to 5%, or 306,372, shares of common stock in the open market. In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending December 31, 2005, the Company repurchased 40,000 shares, which brought the total shares available under the Plan to 77,213 shares.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a))

Equity compensation plans approved by security holders	424,003	$13.07	205,606

Total	424,003	$13.07	205,606

Recent Accounting Pronouncements
         Between November of 2004 and December of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs, Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, Statement No. 153, Exchanges of Nonmonetary Assets, and Statement No. 154, Accounting Changes and Error Corrections. The Company believes the adoption of these Statements will have no impact on its financial statements.
         In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services primarily in share-based payment transactions with its employees. This Statement supersedes the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company intends to apply the provisions of this Statement in accordance with the modified prospective application method and begin to expense the costs associated with its stock options in the first quarter of 2006. Furthermore, as outlined below at Note 9, the Company provides disclosures of the proforma amounts. The Company does not expect the effect of the adoption of Statement No. 123R to be significantly different from the proforma disclosures.
Quantitative and Qualitative Disclosure About Market Risk
         Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions, levels of market interest rates, and by competition, and in addition, our community banking focus makes our results of operations particularly dependent on the Alaska economy.
         The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from changes in interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting a target range and minimum for the net interest margin and running simulation models under different interest rate scenarios to measure the risk to earnings over the next 12-month period.
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
         Our excess liquidity not needed for current operations has generally been invested in short-term assets or securities, primarily securities issued by governmental agencies. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity, and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.
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
         The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2005. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2005
	Within 1 year	1-5 years	≥5 years	Total

	(In Thousands)
Interest-Earning Assets:
Money market investments	$60,836	$—	$—	$60,836
Investment securities	12,467	40,141	2,367	54,975
Loans:
Commercial	213,379	65,145	4,949	283,473
Real estate construction	126,504	4,894	—	131,398
Real estate term	138,720	110,862	2,003	251,585
Installment and other consumer	14,038	10,386	12,093	36,517

Total interest-earning assets	$565,944	$231,428	$21,412	$818,784
Percent of total interest-earning assets	69%	28%	3%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$75,988	$—	$—	$75,988
Money market accounts	151,903	—	—	151,903
Savings accounts	244,779	—	—	244,779
Certificates of deposit	92,111	18,449	20	110,580
FHLB advances	—	—	2,574	2,574
Other borrowings	5,841	—	—	5,841
Junior subordinated debentures	18,000	—	—	18,000

Total interest-bearing liabilities	$588,622	$18,449	$2,594	$609,665
Percent of total interest-bearing liabilities	97%	3%	0%	100%

Interest sensitivity gap	($22,678)	$212,979	$18,818	$209,119
Cumulative interest sensitivity gap	($22,678)	$190,301	$209,119
Cumulative interest sensitivity gap as a percentage of total assets	-3%	21%	23%

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
         Based on the results of the simulation models at December 31, 2005, we expect an increase in net interest income of $1.3 million and a decrease of $1.6 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. Due to the low level of interest rates, a drop of 100 basis points was unrealistic for some of the interest-bearing deposits since the Company is currently paying less than 100 basis points on some of those products. In these instances, interest rates were reduced less than 100 basis points.
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
Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
         As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
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
         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
         Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
         Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.
         The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Northrim BanCorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting, that Northrim BanCorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Northrim BanCorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Anchorage, Alaska
February 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Northrim BanCorp, Inc.:
We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northrim BanCorp, Inc’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Anchorage, Alaska
February 10, 2006

Consolidated Financial Statements
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(In Thousands Except Share Amounts)
Assets
Cash and due from banks (Note 2)	$28,854	$18,936
Money market investments (Note 3)	60,836	12,157
Investment securities held to maturity (Note 4)	936	724
Investment securities available for sale (Note 4)	52,483	59,449
Investment in Federal Home Loan Bank stock (Note 4)	1,556	1,302

Total Portfolio Investments	54,975	61,475
Loans (Note 5)	705,059	678,269
Allowance for loan losses (Note 6)	(10,706)	(10,764)

Net Loans	694,353	667,505
Purchased receivables	12,198	2,191
Accrued interest receivable	4,397	3,678
Premises and equipment, net (Note 7)	10,603	10,583
Intangible assets (Notes 1 and 8)	7,385	6,634
Other assets (Notes 1 and 8)	21,421	17,567

Total Assets	$895,022	$800,726

Liabilities
Deposits:
Demand	$196,616	$183,959
Interest-bearing demand	75,988	59,933
Savings	46,790	47,406
Alaska CDs	197,989	123,223
Money market	151,903	142,181
Certificates of deposit less than $100,000 (Note 9)	59,331	59,872
Certificates of deposit greater than $100,000 (Note 9)	51,249	82,487

Total Deposits	779,866	699,061
Borrowings (Note 10)	8,415	6,478
Junior subordinated debentures (Note 11)	18,000	8,000
Other liabilities	4,267	3,829

Total Liabilities	810,548	717,368

Shareholders’ Equity (Note 16 and 17)
Common stock, $1 par value, 10,000,000 shares authorized, 5,803,487 and 6,089,120 shares issued and outstanding at December 31, 2005 and 2004, respectively	5,803	6,089
Additional paid-in capital	39,161	45,876
Retained earnings	39,999	31,389
Accumulated other comprehensive income- net unrealized gains/losses on available for sale on investment securities	(489)	4

Total Shareholders’ Equity	84,474	83,358

Commitments and contingencies (Notes 2, 4, 10, 15, 18, 19, and 22)

Total Liabilities and Shareholders’ Equity	$895,022	$800,726

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In Thousands Except Per Share Amounts)
Interest Income
Interest and fees on loans	$55,870	$45,898	$42,945
Interest on investment securities-available for sale (Note 4)	2,171	2,400	2,724
Interest on investment securities-held to maturity (Note 4)	31	92	143
Interest on money market investments	709	164	136

Total Interest Income	58,781	48,554	45,948

Interest Expense
Interest expense on deposits and borrowings (Note 12)	14,873	7,283	6,681

Net Interest Income	43,908	41,271	39,267

Provision for loan losses (Note 6)	1,170	1,601	3,567

Net Interest Income After Provision for Loan Losses	42,738	39,670	35,700

Other Operating Income
Service charges on deposit accounts	1,800	1,718	1,805
Purchased receivable income	993	201	35
Equity in earnings from RML Holding Company	493	438	2,785
Equity in loss from Elliott Cove	(424)	(457)	(554)
Other income	1,971	1,892	2,018

Total Other Operating Income	4,833	3,792	6,089

Other Operating Expense
Salaries and other personnel expense	17,656	15,708	14,180
Occupancy, net	2,417	2,130	2,000
Equipment expense	1,371	1,372	1,504
Marketing expense	1,657	1,201	1,205
Intangible asset amortization expense	368	368	368
Other expense	6,008	5,756	5,471

Total Other Operating Expense	29,477	26,535	24,728

Income Before Income Taxes	18,094	16,927	17,061

Provision for income taxes (Note 13)	6,924	6,227	6,516

Net Income	$11,170	$10,700	$10,545

Earnings Per Share, Basic	$1.87	$1.76	$1.76

Earnings Per Share, Diluted	$1.81	$1.71	$1.69

Weighted Average Shares Outstanding, Basic	5,987,404	6,079,315	6,000,273

Weighted Average Shares Outstanding, Diluted	6,173,137	6,270,615	6,225,889

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

	Common Stock				Accumulated
			Additional		other
	Number	Par	paid-in	Retained	comprehensive
	of shares	value	capital	earnings	income	Total

	(In Thousands)
Balance as of January 1, 2003	6,095	$6,095	$46,614	$14,460	$1,204	$68,373
Cash dividend	—	—	—	(2,008)	—	(2,008)
Exercise of Stock Options	111	111	1,064	—	—	1,175
Treasury stock buy-back	(156)	(156)	(2,063)	—	—	(2,219)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	(581)	(581)
Net Income	—	—	—	10,545	—	10,545

Total Comprehensive Income						9,964

Balance as of December 31, 2003	6,050	$6,050	$45,615	$22,997	$623	$75,285
Cash dividend	—	—	—	(2,308)	—	(2,308)
Exercise of Stock Options	39	39	261	—	—	300
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	(619)	(619)
Net Income	—	—	—	10,700	—	10,700

Total Comprehensive Income						10,081

Balance as of December 31, 2004	6,089	$6,089	$45,876	$31,389	$4	$83,358
Cash dividend	—	—	—	(2,560)	—	(2,560)
Exercise of Stock Options	23	23	314	—	—	337
Treasury stock buy-back	(309)	(309)	(7,029)	—	—	(7,338)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	(493)	(493)
Net Income	—	—	—	11,170	—	11,170

Total Comprehensive Income						10,677

Balance as of December 31, 2005	5,803	$5,803	$39,161	$39,999	($489)	$84,474

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In Thousands)
Operating Activities:
Net income	$11,170	$10,700	$10,545
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(9)	(151)	(310)
Depreciation and amortization of premises and equipment	1,244	1,142	1,220
Amortization of software	544	558	451
Intangible asset amortization	368	368	368
Amortization of investment security premium, net of discount accretion	—	151	266
Deferred tax (benefit)	(821)	(1,260)	(1,738)
Deferral of loan fees and costs, net	183	163	49
Gain on sale of building	—	—	(12)
Provision for loan losses	1,170	1,601	3,567
Equity in earnings from RML	(493)	(438)	(2,785)
Equity in loss from Elliott Cove	424	457	554
(Increase) in accrued interest receivable	(719)	(378)	(108)
(Increase) in other assets	(494)	(656)	(63)
Increase (decrease) of other liabilities	438	(115)	848

Net Cash Provided by Operating Activities	13,005	12,142	12,852

Investing Activities:
Investment in securities:
Purchases of investment securities — Available-for-sale	(10,874)	(28,341)	(52,966)
Purchases of investment securities — Held-to-maturity	(277)	—	—
Proceeds from sales/maturities of securities — Available-for-sale	17,012	38,559	59,532
Proceeds from maturities of securities — Held-to-maturity	65	220	335
Investment in Federal Home Loan Bank stock, net	(254)	244	228
Investment in purchased receivables, net	(10,007)	(1,729)	(462)
Investments in loans:
Sales of loans and loan participations	25,116	20,036	148,376
Loans made, net of repayments	(53,317)	(98,373)	(216,411)
Investment in Elliott Cove	(150)	(250)	(375)
Dividends received from RML	482	367	1,850
Investment in NBG	(1,146)	—	—
Subscription in PWA	(2,015)	—	—
Investment in Related Corporate Partners	—	—	(2,956)
Purchases of premises and equipment	(1,264)	(618)	(1,846)

Net Cash Used by Investing Activities	(36,629)	(69,885)	(64,695)

Financing Activities:
Increase in deposits	80,805	52,864	19,782
Increase (decrease) in borrowings	1,937	1,335	(1,222)
Loan to Elliott Cove	(575)	(250)	(350)
Loan to PWA	(385)	—	—
Proceeds from issuance of common stock	337	300	1,175
Proceeds from issuance of junior subordinated debentures	10,000	—	8,000
Repurchase of common stock	(7,338)	—	(2,219)
Cash dividends paid	(2,560)	(2,308)	(2,008)

Net Cash Provided by Financing Activities	82,221	51,941	23,158

Net Increase (Decrease) by Cash and Cash Equivalents	58,597	(5,802)	(28,685)
Cash and cash equivalents at beginning of period	31,093	36,895	65,580

Cash and Cash Equivalents at End of Year	$89,690	$31,093	$36,895

Supplemental Information:
Income taxes paid	$7,550	$6,825	$7,900
Interest paid	$14,741	$7,766	$6,851
Conversion of Elliott Cove loan to equity	$—	$625	$—

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1 — Organization and Summary of Significant Accounting Policies
         Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, Fairbanks, Alaska, and the Pacific Northwest through its Northrim Funding Services division (“NFS”); Northrim Investment Services Company (“NISC”) which holds the Company’s interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Northrim Capital Trust 1 (“NCT1”) and Northrim Statutory Trust 2 (“NST2”), entities that were formed to facilitate trust preferred securities offerings by the Company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.
         Effective December 31, 2001, Northrim Bank became a wholly-owned subsidiary of a new bank holding company, Northrim BanCorp, Inc. The Bank’s shareholders agreed to exchange their ownership in the Bank for ownership in the Company. The ownership interests in the Company are the same as the ownership interests in the Bank prior to the exchange. The exchange has been accounted for similar to a pooling of interests.
         The Bank formed a wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), in 1998. This subsidiary owns a 24% profit interest in Residential Mortgage Holding Company LLC (“RML Holding Company”), a residential mortgage holding company that owns one mortgage company, Residential Mortgage LLC (“RML”). RML has branches throughout Alaska. The Company accounts for RML Holding Company using the equity method. In addition, NCIC owns a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska.
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
Investment Securities: Securities available-for-sale are stated at fair value with unrealized holding gains and losses, net of tax, excluded from earnings and reported as a net amount in a separate component of other comprehensive income, unless an unrealized loss is deemed other than temporary. The gain or loss on available-for-sale securities sold is determined on a specific identification basis.
         A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on pools of securities with similar attributes to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.
         Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis. The Company has the ability and intent to hold these securities to maturity.
Loans and Loan Fees: Loans are carried at their principal amount outstanding, adjusted for the net of unamortized fees and related direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a non-accrual status. Loans are placed on non-accrual when management believes doubt exists as to the collectibility of the interest or principal. Cash payments received on non-accrual loans are directly applied to the principal balance. Cash payments received on performing loans that are considered impaired but not categorized as non-accrual are recognized on the cash basis method of income recognition. Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using a method approximating the level-yield method over the life of the loan.

Allowance for Loan Losses: The allowance for loan losses is a management estimate of the reserve necessary to absorb probable losses in the Company’s loan portfolio. The Company charges off the balance of a loan or writes down a portion of a loan when it identifies a loss in the respective loan. In determining the adequacy of the allowance, management evaluates prevailing economic conditions, results of regular examinations and evaluations of the quality of the loan portfolio by external parties, actual loan loss experience, the extent of existing risks in the loan portfolio and other pertinent factors. Future additions to the allowance may be necessary based on changes in economic conditions and other factors used in evaluating the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.
         The allowance for impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
Purchased Receivables: The Bank purchases accounts receivable at a discount from its customers. The purchased receivables are carried at cost. The discount and fees charged to the customer are recorded during the period of the purchase.
Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; vehicles at 3 years, furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 11 years, and buildings over 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.
Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviews goodwill annually for impairment by reviewing a number of key market indicators. In addition, the Company amortizes its core deposit intangible over 8 years using a straight-line method. The core deposit intangible is amortized over its estimated life of eight years.
Other Assets: Other assets include purchased software and prepaid expenses. These assets are carried at amortized cost and are amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the deferred tax asset and the Company’s investment in RML Holding Company, Elliott Cove, NBG, and Related Corporate Partners XXII, L.P., (“RCP”), a Delaware limited partnership that develops low-income housing projects throughout the United States. The Company purchased a $3 million interest in RCP in January of 2003.
Other Real Estate: Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan loss. Any subsequent reduction in the carrying value is charged against earnings.
Advertising: Advertising, promotion and marketing costs are expensed as incurred. For the periods ending December 31, 2005, 2004, and 2003, the Company reported total expenses of $1.7 million, $1.2 million, and $1.2 million, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 17, are considered to be common stock equivalents. Incremental shares were 178,681, 191,300, and 225,616 for 2005, 2004, and 2003, respectively.
Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123R, “Share Based-Payment”, a revision of FASB 123 “Accounting for Stock — Based Compensation” establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. In addition, the Company will begin to expense costs associated with its stock options in the first quarter of 2006 as required by the revision of FASB Statement No. 123.

         The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

		2005	2004	2003

Net income (in thousands)	As reported	$11,170	$10,700	$10,545
Less stock-based employee compensation		(173)	(163)	(198)

Net income	Pro forma	$10,997	$10,537	$10,347

Earnings per share, basic	As reported	$1.87	$1.76	$1.76
	Pro forma	$1.84	$1.73	$1.72
Earnings per share, diluted	As reported	$1.81	$1.71	$1.69
	Pro forma	$1.78	$1.68	$1.66

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.
Reclassifications: Certain reclassifications have been made to prior year amounts, due to aggregation, to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Segments: The Company has identified only one reportable segment.
Geographic Concentration and Alaska Economy: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 85% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.
Consolidation Policy: The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its wholly-owned subsidiaries that include Northrim Bank, and NISC. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company, Elliott Cove, and Pacific Wealth Advisors, LLC using the equity method.
NOTE 2 — Cash and Due from Banks
         The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2005, was $0.
NOTE 3 — Money Market Investments
         Money market investment balances are as follows:

December 31,	2005	2004

	(In Thousands)
Interest bearing deposits at Federal Home Loan Bank (FHLB)	$54,036	$12,157
Fed funds sold	6,800	—

Total	$60,836	$12,157

         All money market investments had a one-day maturity.

NOTE 4 — Investment Securities
         The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31,	Cost	Gains	Losses	Value

	(In Thousands)
2005:
Securities Available for Sale
U.S. Treasury	$15,930	$—	$169	$15,761
U.S. Agency	37,140	—	659	36,482
Mortgage-backed Securities	242	—	2	240

Total	$53,312	$—	$830	$52,483

Securities Held to Maturity
Municipal Securities	$936	$28	$7	$957

Federal Home Loan Bank Stock	$1,556	$—	$—	$1,556

2004:
Securities Available for Sale
U.S. Treasury	$5,503	$—	$22	$5,481
U.S. Agency	53,628	180	152	53,656
Mortgage-backed Securities	311	1	—	312

Total	$59,442	$181	$174	$59,449

Securities Held to Maturity
Municipal Securities	$724	$47	$—	$771

Federal Home Loan Bank Stock	$1,302	$—	$—	$1,302

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 were as follows:

	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)
U.S. Treasury	$4,883	$53	$10,878	$116	$15,761	$169
U.S. Agency	10,519	176	25,963	483	36,482	659
Mortgage-backed Securities	240	2	—	—	240	2

Total	$15,642	$231	$36,841	$599	$52,483	$830

         The unrealized losses on investments in U.S. Treasury and U.S. Agency securities were caused by interest rate increases. At December 31, 2005, there were fifteen of these securities in an unrealized loss position of $830,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
         The amortized cost and market values of debt securities at December 31, 2005, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within	1-5	5-10	Over	Amortized	Market
	1 Year	Years	Years	10 Years	Cost	Value

	(In Thousands)
Securities Available for Sale
U.S. Treasury	$10,994	$4,936	$—	$—	$15,930	$15,761
U.S. Agency	1,550	35,590	—	—	37,140	36,482
Mortgage-backed Securities	—	—	—	242	242	240

Total	$12,544	$40,526	$—	$242	$53,312	$52,483

Weighted Average Yield	2.93%	3.81%	0.00%	4.52%	3.61%	—

Securities Held to Maturity
Municipal Securities	$65	$300	$442	$129	$936	$957

Weighted Average Yield	3.84%	4.35%	3.88%	5.11%	4.20%	—

         The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

	(In Thousands)
2005 Available-for-Sale Securities	$6,148	$44	$35
Held-to-Maturity Securities	$—	$—	$—
2004 Available-for-Sale Securities	$3,789	$151	$—
Held-to-Maturity Securities	$—	$—	$—
2003 Available-for-Sale Securities	$17,379	$310	$—
Held-to-Maturity Securities	$—	$—	$—

         The Company pledged $20.9 million and $31.2 million of investment securities at December 31, 2005, and 2004, respectively, as collateral for public deposits and borrowings.
         A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2005	2004	2003

	(In Thousands)
U.S. Treasury	$472	$67	$37
U.S. Agency	1,688	2,319	2,666
Other	42	14	21

Total	$2,202	$2,400	$2,724

         Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $1.6 million and $1.3 million in 2005 and 2004, respectively.

NOTE 5 — Loans
         The composition of the loan portfolio is presented below:

December 31,	2005	2004

	(In Thousands)
Commercial	$287,617	$267,737
Real estate construction	131,532	122,873
Real estate term	252,395	252,358
Installment and other consumer	36,519	38,166

Sub-total	708,063	681,134
Less: Unearned purchase discount	—	(44)
Unearned origination fees, net of origination costs	(3,004)	(2,821)

Total loans	705,059	678,269
Allowance for loan losses	(10,706)	(10,764)

Net Loans	$694,353	$667,505

         The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2005, approximately 71% and 27% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.
         Nonaccrual loans totaled $5.1 million and $5.9 million at December 31, 2005, and 2004, respectively. Interest income which would have been earned on non-accrual loans for 2005, 2004, and 2003 amounted to $353,000, $658,000, and $690,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.
         At December 31, 2005, and 2004, the recorded investment in loans that are considered to be impaired was $18.3 million and $6.7 million, respectively, (of which $5 million and $5.4 million, respectively, were on a non-accrual basis). A specific allowance of $2.6 million was established for the $18.3 million of impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2005, and 2004, was approximately $18.1 million and $7.3 million, respectively. For the years ended December 31, 2005, 2004, and 2003, the Company recognized interest income on these impaired loans of $945,000, $117,000, and $734,000, respectively, which was recognized using the cash basis method of income recognition.
         At December 31, 2005, and 2004, there were no loans pledged as collateral to secure public deposits.
         At December 31, 2005, and 2004, the Company serviced $90 million and $79.6 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2005, and 2004, the Company held $734,000 and $374,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

         Maturities and sensitivity of accrual loans to changes in interest rates as of December 31, 2005 are as follows:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)
Commercial	$150,434	$79,633	$53,406	$283,473
Construction	121,615	6,094	3,689	131,398
Real estate term	62,547	56,850	132,188	251,585
Installment and other consumer	1,423	6,271	28,823	36,517

Total	$336,019	$148,848	$218,106	$702,973

Fixed interest rate	$129,958	$55,391	$47,246	$232,595
Floating interest rate	206,061	93,457	170,860	470,378

Total	$336,019	$148,848	$218,106	$702,973

         Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2005	2004

	(In Thousands)
Balance, beginning of the year	$3,132	$4,025
Loans made	16,848	10,349
Repayments or change to nondirector status	16,985	11,242

Balance, end of year	$2,995	$3,132

         The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2005, and 2004, were $1.5 million and $2.5 million, respectively.

NOTE 6 — Allowance for Loan Losses
         The following is a detail of the allowance for loan losses:

December 31,	2005	2004	2003

	(In Thousands)
Balance, beginning of the year	$10,764	$10,186	$8,476
Provision charged to operations	1,170	1,601	3,567
Charge-offs:
Commercial	(1,552)	(1,387)	(2,067)
Construction	(100)	—	—
Real estate	—	—	(127)
Consumer	(63)	(84)	(91)

Total Charge-offs	(1,715)	(1,471)	(2,285)

Recoveries:
Commercial	418	200	279
Construction	15	185	—
Real estate	15	—	111
Consumer	39	63	38

Total Recoveries	487	448	428

Charge-offs net of recoveries	(1,228)	(1,023)	(1,857)

Balance, End of Year	$10,706	$10,764	$10,186

NOTE 7 — Premises and Equipment
         The following summarizes the components of premises and equipment:

December 31,	Useful Life	2005	2004

		(In Thousands)
Land		$1,443	$1,443
Vehicle	3 years	61	61
Furniture and equipment	5-7 years	8,915	8,660
Tenant improvements	2-11 years	4,839	4,025
Buildings	30 years	6,848	6,848

Total Premises and Equipment		22,106	21,037
Accumulated depreciation and amortization		(11,503)	(10,454)

Total Premises and Equipment, Net		$10,603	$10,583

         During 1991, the Company purchased the building in which it operates and simultaneously sold the building to a partnership, in which three of the Company’s directors had an approximate 54% ownership interest. The net gain on the sale of the building, $176,000, was being amortized over the lease term; approximately $12,000 was recognized in 2004, and 2003, respectively. There was no gain amortized in 2005.

NOTE 8 — Other Assets
         A summary of intangible assets and other assets is as follows:

December 31,	2005	2004

	(In Thousands)
Intangible assets
Goodwill	$5,735	$5,735
Core deposits intangible	531	899
NBG customer relationships	1,119	—

Total	$7,385	$6,634

Prepaid expenses	$572	$543
Software	466	816
Deferred taxes, net	8,838	7,673
Note receivables	1,060	100
Investment in Elliott Cove	101	375
Subscription in PWA	2,015	—
Investment in RML Holding Company	4,203	4,191
Investment in Related Corporate Partners	2,440	2,720
Other assets	1,726	1,149

Total	$21,421	$17,567

         As part of the acquisition of branches from Bank of America in 1999, the Company recorded goodwill and a core deposit intangible (“CDI”). The CDI is net of accumulated amortization of $2,411,000 and $2,044,000 for the periods ending December 31, 2005, and 2004, respectively. The Company intends to continue amortizing the CDI for the remainder of its useful life.
         In the first quarter of 2005, NCIC purchased a 10% interest in NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. In the fourth quarter of 2005, NCIC purchased an additional 40.1% interest in NBG, bringing its ownership interest to 50.1%.
         The Company recorded amortization expense of its intangible assets of $368,000 in 2005, 2004, and 2003, respectively. The amortization expense that is required on these assets as of December 31, 2005, is as follows:

Year Ending December 31:

(In Thousands)
2006	$483
2007	276
2008	115
2009	115
2010	115
Thereafter	546

Total	$1,650

         The Company owns a 49% equity interest in Elliott Cove through its wholly-owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, and third and fourth quarters of 2005, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at December 31, 2005 was $675,000. Finally, in the third quarters of 2004 and 2005, the Company made additional investments of $250,000 and $150,000, respectively in Elliott Cove. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 49% between December 31, 2004 and December 31, 2005.
         In the fourth quarter of 2005, the Company, through NISC, its wholly-owned subsidiary, purchased subscription rights to an ownership interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. The Company also made commitments to make two loans to PWA of $225,000 and $175,000, respectively. The balance outstanding on these two commitments at December 31, 2005 was $210,000 and $175,000, respectively. Subsequent to the investment in these subscription rights, PWA purchased Pacific Portfolio Consulting L.P., an investment advisory business, and formed Pacific Portfolio Trust Company. After the completion of these transactions, NISC owned a 24% interest in PWA and applies the equity method of accounting for its ownership interest in PWA.
         RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, PAM, which was merged into RML in the first quarter of 2005. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits of RML. As a result of the reorganization, the Company now owns a 24% interest in the profits of RML Holding Company and applies the equity method of accounting for its ownership interest in RML.
         Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2005	2004

	(In Thousands)
Assets
Current assets	$70,315	$50,854
Long-term assets	5,958	2,960

Total Assets	$76,273	$53,814

Liabilities
Current liabilities	$58,285	$37,872
Long-term liabilities	1,906	0

Total Liabilities	60,191	37,872

Shareholders’ Equity	16,082	15,942

Total Liabilities and Shareholders’ Equity	$76,273	$53,814

Income/expense
Gross income	$15,819	$13,177
Total expense	13,107	11,466
Joint venture allocations	(522)	(596)

Net Income	$2,190	$1,115

         In January of 2003, the Company made a $3 million investment in RCP. The Company earns a return on its investment in the form of tax credits and deductions that flow through to it as a limited partner in this partnership over a fifteen-year period.

NOTE 9 —	Deposits
         The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2005, and 2004, was $51.2 million and $82.5 million, respectively.

         At December 31, 2005, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)
2006	$92,111
2007	14,819
2008	3,418
2009	91
2010	121
Thereafter	20

Total	$110,580

         At December 31, 2005, and 2004, the Company held $15 million and $25 million, respectively, in certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.

NOTE 10 —	Borrowings
         The Company has a line of credit with the FHLB of Seattle approximating 11% of assets, or $94.2 million at December 31, 2005. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2005, and 2004, there was $18.1 million and $28.2 million committed on the line, respectively. At December 31, 2005, there was $2.6 million outstanding on the line and an additional $15.5 million of the borrowing line was committed to secure public deposits. At December 31, 2004, there was $3 million outstanding on the line and an additional $25.2 million of the borrowing line was committed to secure public deposits. The outstanding balances on the FHLB line of credit at December 31, 2005, and 2004, of $2.6 million and $3 million, respectively, have a maturity date of May 7, 2012.
         The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2005, and 2004, was $1 million.
         The Federal Reserve Bank is holding $63.2 million of loans as collateral to secure advances made through the discount window on December 31, 2005. There were no discount window advances outstanding at December 31, 2005.
         Securities sold under agreements to repurchase were $4.9 million with an interest rate of 2.25%, and $2.5 million with an interest rate of 0.26%, at December 31, 2005, and 2004, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2005 and 2004 was $2.8 million and $1.1 million, respectively, and the maximum outstanding at any month-end was $5.4 million and $2.5 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 11 —	Junior Subordinated Debentures
         In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN 46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 7.49% at December 31, 2005. The interest cost to the Company on these debentures was $523,000 in 2005 and $375,000 in 2004. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
         In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN 46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 5.86% at December 31, 2005. The interest cost to the Company on these debentures was $26,000 in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 12 —	Interest Expense
         Interest expense on deposits and borrowings is presented below:

December 31,	2005	2004	2003

	(In Thousands)
Interest-bearing demand accounts	$369	$221	$205
Money market accounts	3,876	1,527	1,293
Savings accounts	6,263	2,290	1,182
Certificates of deposit greater than $100,000	2,170	1,620	1,903
Certificates of deposit less than $100,000	1,312	1,051	1,620
Borrowings	883	574	478

Total	$14,873	$7,283	$6,681

NOTE 13 —	Income Taxes
         Components of the provision for income taxes are as follows:

		Current Tax	Deferred	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)
2005:	Federal	$6,148	($639)	$5,509
	State	1,597	(182)	1,415

Total		$7,745	($821)	$6,924

2004:	Federal	$6,139	($998)	$5,141
	State	1,348	(262)	1,086

Total		$7,487	($1,260)	$6,227

2003:	Federal	$6,689	($1,398)	$5,291
	State	1,565	(340)	1,225

Total		$8,254	($1,738)	$6,516

         The actual expense for 2005, 2004, and 2003, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2005, 2004, and 2003) as follows:

December 31,	2005	2004	2003

	(In Thousands)
Computed “expected” income tax expense	$6,333	$5,924	$5,971
State income taxes, net	920	706	796
Other	(329)	(403)	(251)

Total	$6,924	$6,227	$6,516

         The components of the deferred tax asset are as follows:

December 31,	2005	2004	2003

	(In Thousands)
Provision for loan losses	$5,796	$5,612	$4,962
Loan fees, net of costs	1,227	1,150	1,062
Unrealized gain on available-for-sale
investment securities	341	(3)	(436)
Depreciation	678	386	263
Other, net	796	528	130

Net Deferred Tax Asset	$8,838	$7,673	$5,981

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

NOTE 14 — Comprehensive Income
         At December 31, 2005, 2004, and 2003, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)
2005:
Unrealized net holding losses on investment securities arising during 2005	($828)	$340	($488)
Plus: Reclassification adjustment for net realized gains included in net income	(9)	4	(5)

Net unrealized losses	($837)	$344	($493)

2004:
Unrealized net holding losses on investment securities arising during 2004	($900)	$370	($530)
Plus: Reclassification adjustment for net realized gains included in net income	(151)	62	(89)

Net unrealized losses	($1,051)	$432	($619)

2003:
Unrealized net holding losses on investment securities arising during 2003	($676)	$278	($398)
Plus: Reclassification adjustment for net realized gains included in net income	(310)	127	(183)

Net unrealized losses	($986)	$405	($581)

NOTE 15 —	Employee Benefit Plans
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
         To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $773,000, $619,000, and $624,000, in 2005, 2004, and 2003, respectively for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.
         On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $165,000, $161,000, and $42,000, in 2005, 2004, and 2003, respectively and included these expenses in salaries and other personal expense in the Consolidated Statements of Income. At December 31, 2005 and 2004, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.1 million and $970,000, respectively.
         In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. Contributions to this plan totaled $268,000, $119,000, and $120,000 in 2005, 2004, and 2003 respectively and included these expenses in salaries and other personal expense in the Consolidated Statements of Income. At December 31, 2005 and 2004, the balance of the accrued liability for this plan was included in other liabilities and totaled $702,000 and $433,000, respectively.

NOTE 16 —	Common Stock
         Quarterly cash dividends were paid aggregating to $2.6 million, $2.3 million, and $2 million, or $0.43 per share, $0.38 per share, and $0.33 per share, in 2005, 2004, and 2003, respectively. On January 6, 2006, the Board of Directors declared a $0.11 per share cash dividend payable on February 3, 2006, to shareholders of record on January 23, 2006. Federal and State regulations place certain limitations on the payment of dividends by the Company.
         In September 2002, our Board of Directors’ approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. We purchased 224,800 shares of our stock under this program through December 31, 2004. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We purchased 308,642 shares in 2005, which left a balance of 77,213 shares available under the stock repurchase program. The Company has paid a total of $10.4 million to repurchase its shares at an average price of $19.52 per share. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

NOTE 17 —	Options
         The Company has set aside 300,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”). The total number of shares under the 2004 Plan and previous stock incentive plans at December 31, 2005 was 424,003, which includes 46,418 shares granted under the 2004 Plan leaving 205,606 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. Activity on options granted under the 2004 Plan and prior plans is as follows:

		Weighted
	Shares	Average	Range of
	Under	Exercise	Exercise
	Option	Price	Price

December 31, 2002 outstanding	447,647	$8.26	$6.64-$23.11
Granted — 2003	104,500	14.00
Forfeited	(4,250)	11.83
Exercised	(125,937)	5.72

December 31, 2003 outstanding	421,960	$10.40	$6.64-$23.11
Granted — 2004	49,838	19.81
Forfeited	(6,750)	13.38
Exercised	(59,957)	6.73

December 31, 2004 outstanding	405,091	$12.05	$6.64-$23.11
Granted — 2005	46,418	20.40
Forfeited	(2,862)	17.78
Exercised	(24,644)	9.61

December 31, 2005 outstanding	424,003	$13.07	$6.64-$23.11

         At December 31, 2005, 2004, and 2003, the weighted-average remaining contractual life of outstanding options was 5.8 years, 6.4 years, and 6.4 years, respectively.
         At December 31, 2005, 2004, and 2003, the number of options exercisable was 312,102, 289,251, and 292,733, respectively, and the weighted-average exercise price of those options was $11.29, $10.27, and $8.95, respectively.
         At December 31, 2005, there were 205,606 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during November 2005, December 2004, and April 2003, was $8.69, $8.91, and $4.71, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2005-expected dividends of $0.50, risk free interest rate of 4.45%, volatility of 37.06%, and an expected life of 8 years; 2004 — expected dividends of $0.44 per share, risk-free interest rate of 4.09%, volatility of 39.28%, and an expected life of 8 years; 2003 — expected dividends of $0.38 per share, risk-free interest rate of 3.83%, volatility of 31.05%, and an expected life of 10 years.
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
         Rental expense under leases for equipment and premises was $1.7 million, $1.6 million, and $1.5 million in 2005, 2004, and 2003, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2005, are as follows:

Year nding December 31:

(In Thousands)
2006	$1,338
2007	1,193
2008	1,227
2009	154
2010	71
Thereafter	1,545

Total	$5,528

         The Company leases the main office facility from an entity in which a director has an interest. Rent expense under this lease agreement was $929,000, $810,000, and $782,000 for 2005, 2004, and 2003, respectively. The Company believes that the lease agreement is at market terms.
         At December 31, 2005, the Company pledged $15.5 million of letter of credit commitments, issued by the Federal Home Loan Bank of Seattle, as collateral to secure $15 million in public deposits and accrued interest. This letter of credit is collateralized by a blanket pledge of the Company’s assets.
         The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $50,000 per covered individual and $1.6 million for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
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

December 31,	2005	2004

	(In Thousands)
Off-balance sheet commitments:
Commitments to extend credit	$151,316	$137,480
Standby letters of credit	20,788	4,590

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
         Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2005, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2005, that the Company and Northrim Bank met all capital adequacy requirements.
         The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a well-capitalized bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million and $8 million more in regulatory capital than the Bank at December 31, 2005 and 2004, respectively, which explains most of the difference in the capital ratios for the two entities.

			Adequately-
Consolidated	Actual		Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of December 31, 2005:
Total Capital (to risk-weighted assets)	$106,587	13.35%	$63,872	M8.0%	$79,840	M10.0%
Tier I Capital (to risk-weighted assets)	$96,598	12.10%	$31,933	M4.0%	$47,900	M6.0%
Tier I Capital (to average assets)	$96,598	10.81%	$35,744	M4.0%	$44,680	M5.0%
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$93,814	12.87%	$58,315	M8.0%	$72,894	M10.0%
Tier I Capital (to risk-weighted assets)	$84,682	11.62%	$29,150	M4.0%	$43,726	M6.0%
Tier I Capital (to average assets)	$84,682	10.72%	$31,598	M4.0%	$39,497	M5.0%

			Adequately-
Northrim Bank	Actual		Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of December 31, 2005:
Total Capital (to risk-weighted assets)	$92,004	11.57%	$63,616	M8.0%	$79,519	M10.0%
Tier I Capital (to risk-weighted assets)	$82,056	10.32%	$31,805	M4.0%	$47,707	M6.0%
Tier I Capital (to average assets)	$82,056	9.24%	$35,522	M4.0%	$44,403	M5.0%
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$83,284	11.44%	$58,241	M8.0%	$72,801	M10.0%
Tier I Capital (to risk-weighted assets)	$74,160	10.18%	$29,139	M4.0%	$43,709	M6.0%
Tier I Capital (to average assets)	$74,160	9.40%	$31,557	M4.0%	$39,447	M5.0%

NOTE 20 —	Fair Value of Financial Instruments
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
Purchased Receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.
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
Junior Subordinated Debentures: The junior subordinated debentures have variable rates that adjust on a quarterly basis, thus their carrying amounts approximate their fair values.
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

December 31,	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Financial Assets:
Cash and money market investments	$89,690	$89,690	$31,093	$31,093
Investment securities	54,975	54,996	61,475	61,522
Net loans	694,353	686,984	667,505	667,969
Purchased receivables	12,198	12,198	2,191	2,191
Accrued interest receivable	4,397	4,397	3,678	3,678

Financial Liabilities:
Deposits	$779,866	$779,677	$699,061	$698,801
Accrued interest payable	469	469	337	337
Borrowings	8,415	8,415	6,478	6,478
Junior subordinated debentures	18,000	18,000	8,000	8,000

Unrecognized Financial Instruments:
Commitments to extend credit	$151,316	$1,513	$137,480	$1,375
Standby letters of credit	20,788	208	4,590	46

NOTE 21 —	Quarterly Results of Operations

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)
Total interest income	$16,344	$15,047	$14,078	$13,312

Total interest expense	4,730	3,910	3,403	2,830

Net interest income	11,614	11,137	10,675	10,482

Provision for loan losses	642	428	100	—

Other operating income	1,426	1,494	1,065	848

Other operating expense	7,371	7,605	7,373	7,128

Income before income taxes	5,027	4,598	4,267	4,202

Income taxes	1,935	1,756	1,611	1,622

Net Income	$3,092	$2,842	$2,656	$2,580

Earnings per share, basic	$0.53	$0.48	$0.44	$0.42

Earnings per share, diluted	$0.51	$0.47	$0.42	$0.41

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)
Total interest income	$13,202	$12,119	$11,859	$11,374

Total interest expense	2,300	1,920	1,580	1,485

Net interest income	10,902	10,199	10,279	9,889

Provision for loan losses	600	143	429	429

Other operating income	1,114	885	955	836

Other operating expense	6,850	6,545	6,507	6,631

Income before income taxes	4,566	4,396	4,298	3,665

Income taxes	1,699	1,699	1,536	1,293

Net Income	$2,867	$2,697	$2,762	$2,372

Earnings per share, basic	$0.47	$0.44	$0.45	$0.39

Earnings per share, diluted	$0.46	$0.43	$0.44	$0.38

The sum may not necessarily tie to Consolidated Statements of Income due to rounding.

NOTE 22 —	Disputes and Claims
         The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 23 —	Parent Company Financial Information
                   Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2005	2004	2003

	(In Thousands)
Assets
Cash	$11,014	$8,735	$7,910
Investment in Northrim Bank	87,922	80,797	73,133
Investment in NISC	2,484	552	(54)
Investment in NCT1	248	248	248
Investment in NST2	310	—	—
Other assets	891	252	504

Total Assets	$102,869	$90,584	$81,741

Liabilities
Junior subordinated debentures	$18,558	$8,248	$8,013
Taxes payable and other payables	(359)	(1,084)	(1,581)
Other liabilities	196	62	24

Total Liabilities	18,395	7,226	6,456

Shareholders’ Equity
Common stock	5,803	6,089	6,050
Additional paid-in capital	39,161	45,876	45,615
Retained earnings	39,999	31,389	22,997
Accumulated other comprehensive income-
net unrealized gains on available for sale investment securities	(489)	4	623

Total Shareholders’ Equity	84,474	83,358	75,285

Total Liabilities and Shareholders’ Equity	$102,869	$90,584	$81,741

Statements of Income for Years Ended:	2005	2004	2003

	(In Thousands)
Income
Interest income	$229	$177	$83
Net income from Northrim Bank	12,118	11,659	11,306
Net loss from NISC	(233)	(269)	(565)
Other income	—	1	7

Total Income	12,114	11,568	10,831
Expense
Interest expense	565	387	243
Administrative and other expenses	846	954	588

Total Expense	1,411	1,341	831
Net Income Before Income Taxes	10,703	10,227	10,000
Income tax expense (benefit)	(467)	(473)	(545)

Net Income	$11,170	$10,700	$10,545

Statements of Cash Flows for Years Ended:	2005	2004	2003

	(In Thousands)
Operating Activities:
Net income	$11,170	$10,700	$10,545
Adjustments to Reconcile Net Income to Net Cash:
Equity in earnings from subsidiaries	(11,885)	(11,390)	(10,741)
Changes in other assets and liabilities	220	398	(641)

Net Cash Used from Operating Activities	(495)	(292)	(837)
Investing Activities:
Investment in NISC & NCT1	(2,165)	(250)	(973)
Purchases of software and equipment	—	—	(11)

Net Cash Used by Investing Activities	(2,165)	(250)	(984)
Financing Activities:
Dividends paid to shareholders	(2,560)	(2,308)	(2,008)
Dividends received from Northrim Bank	4,500	3,375	4,969
Proceeds from issuance of trust preferred securities	10,000	—	8,000
Proceeds from issuance of common stock	337	300	425
Repurchase of common stock	(7,338)	—	(2,219)

Net Cash Provided by Financing Activities	4,939	1,367	9,167

Net Increase by Cash and Cash Equivalents	2,279	825	7,346

Cash and Cash Equivalents at beginning of period	8,735	7,910	564

Cash and Cash Equivalents at end of period	$11,014	$8,735	$7,910

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
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
Northrim BanCorp, Inc. is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Northrim BanCorp, Inc. is required to file reports pursuant to Section 13 of the Securities Exchange Act.
Northrim BanCorp, Inc. is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is in our definitive proxy statement, which is incorporated by reference in Part III of this Form 10-K.
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2005, was $135,083,352.
The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2006, was 5,810,961.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

Page
Part I

Item 1.	Business	1-4, 6-19, 54-60
	General	1-4, 54-60
	Investment Portfolio	15-17, 35-36, 48
	Loan Portfolio	11-15, 37-38
	Summary of Loan Loss Experience	11-15, 37-38
	Deposits	17-18, 44
	Return on Equity and Assets	5
	Short-term Borrowings	18, 41-42

Item 1A.	Risk Factors	59-60

Item 1B.	Unsolved Staff Comments	None

Item 2.	Properties	61

Item 3.	Legal Proceedings	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19, 20, 34, 44-46, 52

Item 6.	Selected Financial Data	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-25

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23-24

Item 8.	Financial Statements and Supplementary Data	28-52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9A.	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures	25
	Management’s Report on Internal Control Over Financial Reporting	25
	Report of Independent Registered Public Accounting Firm: Effectiveness of Internal Control Over Financial Reporting	26

Item 9B.	Other Information	None

Part III

Item 10.	Directors and Executive Officers of the Registrant	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits, Financial Statement Schedules	62
*Northrim’s definitive proxy statement for the 2006 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation,” “Report of the Audit Committee,” “Stock Performance Graph,” and “Fees Billed By KPMG During Fiscal Years 2005 and 2004.”

General
         Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 49% equity interest in Elliott Cove Capital Management LLC (“Elliot Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1,”) an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company. The Company is regulated by the Board of Governors of the Federal Reserve System, and Northrim Bank is regulated by the Federal Deposit Insurance Corporation, and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. We began banking operations in Anchorage in December 1990, and formed the Company in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.
Competition
         We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. Credit unions in Alaska have a 35% share of total statewide deposits of banks and credit unions. Recent changes in their regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on a par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
         Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. In 2005, the Bank continued with its sales calling and training efforts and plans to continue with this program in 2006. In addition, in the first part of 2005, the Bank launched its High Performance Checking product consisting of several consumer accounts tailored to the needs of specific segments of its market, including a Totally Free Checking account. The Bank supported this product with a targeted marketing program and extensive branch sales promotions and plans to continue with these efforts in 2006.
         In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) and deposits increased 4% and 12%, respectively from year-end 2004 to year-end 2005. Moreover, on an average balance basis, loan growth during this same time period was 11% and 10%, respectively. At June 30, 2005, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 7% in Fairbanks, and 8% in the Matanuska Valley.

         The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2005, the most recent date for which comparative deposit information is available.

Market Share in Greater Anchorage Area

	Number of	Total	Market share
Financial institution	branches	deposits	of deposits

	(Dollars in thousands)
Northrim Bank	8(1)	$655,214	21%
Wells Fargo Bank Alaska	14	1,217,306	39%
First National Bank Alaska	10	820,627	26%
Key Bank	4	367,589	12%
Alaska First Bank & Trust	2	51,728	2%

Total	47	$3,112,464	100%

(1) Does not reflect our Fairbanks or Wasilla branches
Employees and Key Personnel
         We had 272 full-time equivalent employees at December 31, 2005. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
         We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joeseph M. Schierhorn, our Executive Vice President and Chief Financial Officer, Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer; and Robert L. Shake, our Senior Vice President and Executive Loan Manager. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson, Schierhorn, Mollozzi, and Shake in the amounts of $2.5 million, $2.1 million, $1 million, $1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson, Mr. Schierhorn, Mr. Mollozzi, or Mr. Shake with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.
Alaska Economy
         All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2005, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 26% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2005, $287.6 million, or 41%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.
         Alaska’s residents are not subject to any state income or state sales taxes, and for the past 24 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $846 per eligible resident in 2005 for an aggregate distribution of approximately $510 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).
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

         The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 85% of the revenue used to fund state government operations. Although oil prices increased to above $60 per barrel during 2005, the state’s largest producers, ConocoPhillips and British Petroleum, both kept capital spending and exploration drilling at approximately the same levels as they were in 2004. In addition, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska that now include EnCana, Armstrong Resources, Pioneer, Tailsmanand, and Winstar Petroleum. Several of these independents drilled wells over the last several years and have plans to continue with their drilling efforts in 2006. As a result, total spending and employment by the industry appears to be consistent in 2005.
         Another major development in the petroleum industry in 2004 was passage of legislation by the United States Congress that provides incentives for the construction of a pipeline to transport natural gas from the North Slope of Alaska to the Continental United States. This project is estimated to cost in excess of $20 billion and would provide Alaska with additional revenue from severance taxes on the natural gas. The oil companies that own the natural gas, namely ConocoPhillips, Exxon, and British Petroleum, are currently negotiating with the state of Alaska on the terms for the development and taxation of this project. ConocoPhillips has agreed to the general fiscal terms for this project. However, British Petroleum and Exxon are still negotiating with the state of Alaska. Moreover, none of the oil companies has committed to build the project at this time.
         Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001 had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003. However, in 2004 and 2005, the industry reported increases due in part to an improving national economy.
         In addition to the challenges in several of Alaska’s major industries, the state has faced a “fiscal gap” in prior years because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently experienced budget surpluses in 2004 and 2005 due to the recent rise in oil prices and projects a larger budget surplus for the fiscal year ending June 30, 2006, it still projects that the fiscal gap will continue to widen in future years and that the CBR could be depleted within several years. Over the past several years, the public and the legislature have debated a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.
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

         The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2005.
         Our earnings are affected by general economic conditions and the conduct of monetary policy by the U.S. government.
Risk Factors
         An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.
         If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.
Adequacy of Loan Loss Allowance: We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.
Growth and Management: Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although we believe that we have substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have experienced in the past.
Changes in Market Interest Rates: Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest margin. Given our current volume and mix of interest bearing liabilities and interest-earning assets, net interest margin could be expected to decrease during times when interest rates rise in a parallel shift along the yield curve and, conversely, to increase during times of similar falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on our business, financial condition and results of operations.
Geographic Concentration: Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
Regulation: We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Federal legislation such as Sarbanes-Oxley can dramatically shift resources and costs to insure adequate compliance.
Competition: Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally through the pricing of interest rates and loan fees and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Our results may differ in future periods depending upon the nature and/or level of competition.
Credit Risk: A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

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
Financial Statements and Exhibits
Financial Statements
The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

Exhibits
Index to Exhibits

Exhibit
Number	Name of Document
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Pursuant to Section 6.0(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

4.3	Indenture dated as of December 16, 2005(5)

4.4	Form of Junior Subordinated Debt Security due 2036(5)

10.1	Employee Stock Option and Restricted Stock Award Plan(1)

10.2	2000 Employee Stock Incentive Plan(1)

10.3	Amended and Restated Employment Agreement with R. Marc Langland(2)

10.4	Amended and Restated Employment Agreement with Christopher N. Knudson(2)

10.5	Amended and Restated Employment Agreement with Victor P. Mollozzi(2)

10.6	Employment Agreement with Joseph Schierhorn(2)

10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(2)

10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(3)

10.9	Supplemental Executive Retirement Deferred Compensation Plan(2)
10.10	2004 Stock Incentive Plan(3)

10.11	Employment Agreement with Robert Shake(4)

10.12	Capital Securities Purchase Agreement dated December 14, 2005(5)

10.13	Amended and Restated Declaration of Trust Northrim Statutory Trust 2 dated as of December 16, 2005(5)

21	Subsidiaries
Northrim Bank Northrim Investment Services Company Northrim Capital Trust 1

23	Consent of KPMG LLP(5)

24	Power of Attorney(5)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002
(2)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003
(3)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004
(4)Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005
(5)Filed with this Form 10-K

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2006.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of March, 2006.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer,
Compliance Manager
R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 13, 2006, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	Christopher N. Knudson
Mark G. Copeland	R. Marc Langland
Frank A. Danner	Richard L. Lowell
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling

By /s/ R. Marc Langland
R. Marc Langland
as Attorney-in-fact

March 13, 2006

Investor Information
Annual Meeting

Date:	Thursday, May 4, 2006
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501
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