Form 10-Q
period 2006-03-31
NORTHRIM BANCORP INC
filed 2006-05-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of the issuer’s Common Stock outstanding at May 1, 2006 was 5,796,709.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual report on Form 10-K for the year ended December 31, 2005.

ITEM 1. FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2006, December 31, 2005, and March 31, 2005

	March 31,	December 31,	March 31,
	2006	2005	2005
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$24,792	$28,854	$21,075
Money market investments	12,400	60,836	14,947
Investment securities held to maturity	9,830	936	724
Investment securities available for sale	52,295	52,483	59,062
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	63,681	54,975	61,342
Loans	716,086	705,059	681,369
Allowance for loan losses	(10,870)	(10,706)	(10,733)

Net loans	705,216	694,353	670,636
Purchased receivables	16,044	12,198	5,141
Accrued interest receivable	4,630	4,397	3,686
Premises and equipment, net	10,593	10,603	10,616
Intangible assets	7,296	7,385	6,542
Other assets	21,434	21,979	18,630

Total Assets	$866,086	$895,580	$812,615

LIABILITIES
Deposits:
Demand	$175,319	$196,616	$174,950
Interest-bearing demand	75,723	75,988	63,756
Savings	49,606	46,790	47,518
Alaska CDs	208,414	197,989	143,223
Money market	144,781	151,903	126,752
Certificates of deposit less than $100,000	56,364	59,331	60,426
Certificates of deposit greater than $100,000	40,294	51,249	90,564

Total deposits	750,501	779,866	707,189

Borrowings	4,930	8,415	6,652
Junior subordinated debentures	18,558	18,558	8,248
Other liabilities	6,209	4,267	5,463

Total liabilities	780,198	811,106	727,552

Minority interest in subsidiaries	23	—	—

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,793,461; 5,803,487; and 6,099,608 shares issued and outstanding at March 31, 2006, December 31, 2005, and March 31, 2005, respectively	5,793	5,803	6,100
Additional paid-in capital	39,054	39,161	46,028
Retained earnings	41,618	39,999	33,391
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(600)	(489)	(456)

Total shareholders’ equity	85,865	84,474	85,063

Total Liabilities and Shareholders’ Equity	$866,086	$895,580	$812,615

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(Dollars in thousands,
	except per share data)
Interest Income
Interest and fees on loans	$15,276	$12,735
Interest on investment securities:
Assets available for sale	481	543
Assets held to maturity	48	19
Interest on money market investments	259	26

Total Interest Income	16,064	13,323

Interest Expense
Interest expense on deposits and borrowings	4,765	2,830

Net Interest Income	11,299	10,493

Provision for loan losses	54	—

Net Interest Income After Provision for Loan Losses	11,245	10,493

Other Operating Income
Service charges on deposit accounts	484	402
Purchased receivable income	313	150
Equity in earnings (loss) from RML Holding Company	7	(21)
Equity in loss from Elliott Cove	(77)	(108)
Other income	701	415

Total Other Operating Income	1,428	838

Other Operating Expense
Salaries and other personnel expense	4,765	4,358
Occupancy, net	641	567
Equipment expense	341	344
Marketing expense	508	357
Intangible asset amortization expense	121	92
Other operating expense	1,588	1,412

Total Other Operating Expense	7,964	7,130

Income Before Income Taxes and Minority Interest	4,709	4,201
Minority interest in subsidiaries	45	—

Income Before Income Taxes	4,664	4,201
Provision for income taxes	1,769	1,621

Net Income	$2,895	$2,580

Earnings Per Share, Basic	$0.50	$0.42
Earnings Per Share, Diluted	$0.49	$0.41

Weighted Average Shares Outstanding, Basic	5,818,531	6,099,852
Weighted Average Shares Outstanding, Diluted	5,989,504	6,292,478
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Net income	$2,895	$2,580
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(111)	(455)
Less: reclassification adjustment for gains	—	5

Comprehensive Income	$2,784	$2,120

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$2,895	$2,580

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	—	(9)
Depreciation and amortization of premises and equipment	309	298
Amortization of software	133	136
Intangible asset amortization	121	92
Amortization of investment security premium, net of discount accretion	(16)	13
Deferred tax (benefit)	(395)	(505)
Stock-based compensation	122	—
Excess tax benefits from share-based payment arrangements	(26)	—
Deferral of loan fees and costs, net	14	133
Provision for loan losses	54	—
Distributions in excess of earnings from RML	324	337
Equity in loss from Elliott Cove	77	108
Minority interest in subsidiaries	(45)	—
(Increase) in accrued interest receivable	(233)	(8)
(Increase) in other assets	261	(34)
Increase of other liabilities	1,399	1,634

Net Cash Provided by Operating Activities	4,994	4,775

Investing Activities:
Investment in securities:
Purchases of investment securities-Available-for-sale	—	(10,873)
Purchases of investment securities-Held-to-maturity	(8,896)	—
Proceeds from sales/maturities of securities-Available-for-sale	16	10,476
Investment in Federal Home Loan Bank stock, net	—	(254)
Investment in purchased receivables, net	(3,846)	(2,950)
Investments in loans:
Sales of loans and loan participations	5,631	2,009
Loans made, net of repayments	(16,562)	(5,273)
Investment in Elliott Cove	(100)	—
Investment in NBG	—	(237)
Loan to Elliott Cove, net of repayments	(25)	(300)
Loan to PWA, net of repayments	385	—
Purchases of premises and equipment	(299)	(331)

Net Cash (Used) by Investing Activities	(23,696)	(7,733)

Financing Activities:
Increase (decrease) in deposits	(29,365)	8,128
Increase (decrease) in borrowings	(3,485)	174
Proceeds from issuance of common stock	77	163
Excess tax benefits from share-based payment arrangements	26	—
Repurchase of common stock	(410)	—
Cash dividends paid	(639)	(578)

Net Cash Provided (Used) by Financing Activities	(33,796)	7,887

Net Increase (Decrease) in Cash and Cash Equivalents	(52,498)	4,929
Cash and cash equivalents at beginning of period	89,690	31,093

Cash and cash equivalents at end of period	$37,192	$36,022

Supplemental Information:
Income taxes paid	$—	$—

Interest paid	$4,806	$2,671

Dividends declared but not paid	$637	$—

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006 and 2005
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK REPURCHASE
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending March 31, 2006, the Company repurchased 17,500 shares, which brought the total shares repurchased under this program to 550,942 shares since its inception at a total cost of $10.8 million. As a result, there were 59,713 shares remaining under the Plan at March 31, 2006. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. ACCOUNTING PRONOUNCEMENTS
Between May of 2005 and February of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections and Statement No. 155, Accounting for Certain Hybrid Financial Instruments. The Company believes the adoption of these Statements will have no impact on its financial statements.
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
As of January 1, 2006, the Company adopted FASB No. 123R according to the modified prospective method, which requires measurement of compensation cost from January 1, 2006 for all unvested stock-based awards at fair value on the date of grant and recognition of the compensation associated with these stock-based awards over the service period for the awards that are expected to vest. In accordance with the modified prospective transition method, results for prior periods have not been restated.
The adoption of FASB No. 123R resulted in stock compensation expense of $93,000 for the period ending March 31, 2006. The Company recognized a tax benefit of $38,000 related to this stock compensation expense.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under FASB 123R. The Company recognizes the fair value of the restricted stock units and stock options as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $29,000 on the fair value of restricted stock units and $93,000 on the fair value of stock options for a total of $122,000 in stock-based compensation expense for the period ending March 31, 2006.
Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25.
Outlined below are valuation assumptions used in the Black-Scholes valuation model for stock options that were used in estimating the fair value for each stock option granted in November of 2005 and in December of 2004.

	Granted
Stock Options:	Nov. 2005	Dec. 2004
Expected option life (years)	8	8
Risk free rate	4.45%	4.09%
Dividends per Share	$0.50	$0.44
Expected volatility factor	37.06%	39.28%
The expected life represents the weighted average period of time that options granted are expected to be outstanding when considering vesting periods and the exercise history of the Company. The risk free rate is based upon the equivalent yield of a United States Treasury zero-coupon issue with a term equivalent to the expected life of the option. The expected dividends are based on projected dividends for the Company at the date of the option grant taking into account projected net income growth, dividend pay-out ratios, and other factors. The expected volatility is based upon the historical price volatility of the Company’s stock. See “Note 9 Stock Incentive Plan” for additional information.
Fair Value Disclosures –Prior to FASB 123R Adoption
Stock-based compensation for the period prior to January 1, 2006 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB 123R had been applied to all outstanding and unvested awards in periods prior to January 1, 2006:

		Three Months Ended
		March 31,
		2005
		(Dollars in thousands,
		except per share data)
Net income, as reported		$2,580
Deduct: Stock-based employee compensation expense arising from the adoption of FASB 123(R),		(42)

Net income, pro forma		$2,538

Earnings per share, basic	As reported	$0.42
	Pro forma	$0.42
Earnings per share, diluted	As reported	$0.41
	Pro forma	$0.40
Prior to the adoption of FASB 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. FASB 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB 123R. Accordingly, the Company has recognized these excess tax benefits in the condensed statement of cash flow for the quarterly period ended March 31, 2006.
FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The method comprises a computational component that establishes the beginning balance of the additional paid in capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of FASB 123R. An election to use this method may be made the later of one year from the effective date of FSP 123R-3 or the initial adoption date for FASB 123R. The Company is evaluating the alternative and does not yet know the effect of adopting the alternative, if any, on its financial statements.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2006		December 31, 2005		March 31, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$296,384	41%	$287,617	41%	$274,627	40%
Construction/development	143,955	20%	131,532	19%	115,503	17%
Commercial real estate	242,005	34%	252,395	36%	256,947	38%
Consumer	36,410	5%	36,519	5%	37,145	5%
Loans in process	350	0%	—	0%	101	0%
Unearned loan fees	(3,018)	0%	(3,004)	0%	(2,954)	0%

Total loans	$716,086	100%	$705,059	100%	$681,369	100%

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
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $54,000 for the three-month period ending March 31, 2006 to account for loan growth, loan charge-offs, and an increase in the allowance for impaired loans. The following table details activity in the allowance for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,706	$10,764
Charge-offs:
Commercial	—	71
Construction/development	—	—
Commercial real estate	—	—
Consumer	4	7

Total charge-offs	4	78
Recoveries:
Commercial	110	6
Construction/development	—	15
Commercial real estate	—	15
Consumer	4	11

Total recoveries	114	47
Net, (recoveries) charge-offs	(110)	31
Provision for loan losses	54	—

Balance at end of period	$10,870	$10,733

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2006	December 31, 2005	March 31, 2005
		(Dollars in thousands)
Nonaccrual loans	$4,980	$5,090	$6,217
Accruing loans past due 90 days or more	1,396	981	155
Restructured loans	—	—	—

Total nonperforming loans	6,376	6,071	6,372
Real estate owned	—	105	—

Total nonperforming assets	$6,376	$6,176	$6,372

Allowance for loan losses	$10,870	$10,706	$10,733

At March 31, 2006, December 31, 2005, and March 31, 2005, the Company had loans measured for impairment of $19.6 million, $18.3 million, and $6.2 million, respectively. A specific allowance of $2.9 million, $2.6 million, and $271,000, respectively, was established for these periods. The increase in loans measured for impairment at March 31, 2006, as compared to December 31, 2005, resulted mainly from the addition of one commercial loan relationship. The increase in loans measured for impairment at December 31, 2005 as compared to March 31, 2005 resulted mainly from the addition of three loans that total $11 million and are all part of one borrower relationship.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $63.7 million at March 31, 2006, an increase of $8.7 million from $55 million at December 31, 2005, and an increase of $2.3 million, or 4%, from $61.3 million at March 31, 2005. Investment securities designated as available for sale comprised 82% of the investment portfolio at March 31, 2006, 95% at December 31, 2005, and 96% at March 31, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2006, $16.7 million in securities, or 26%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $31.3 million, or 51%, at March 31, 2005.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. During the first quarter of 2006, the Company included health insurance commission income from NBG of $173,000 in its Other Operating Income. In contrast the Company did not record any income for this item in its Other Operating Income during the same period in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the second quarter of 2005.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending March 31, 2006, the Company’s earnings from RML Holding Company and its predecessor, RML, increased by $28,000 to $7,000 as compared to a loss of $21,000 for the three-month period ending March 31, 2005.
The Company owns a 49% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at March 31, 2006 was $700,000. Finally, in the third quarter of 2005 and the first quarter of 2006, the Company made additional investments totaling $250,000 in Elliott Cove. Other investors made similar investments in Elliott Cove during this same time period. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 49% between December 31, 2003 and March 31, 2006.
The Company’s share of the loss from Elliott Cove for the first quarter of 2006 was $77,000, as compared to a loss of $108,000 in the first quarter of 2005. The loss that the Company realized on its investment in Elliott Cove decreased for the three-month period ending March 31, 2006 as compared to the same period in 2005 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses and resulted in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company incurred a $12,000 loss on its investment in PWA in the first quarter of 2006, which reduced other income during this period. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
8. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund that were classified as certificates of deposits greater than $100,000 on its balance sheet, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).
9. STOCK INCENTIVE PLAN
The Company has set aside 300,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at March 31, 2006 was 414,719, which includes 47,418 shares granted under the 2004 Plan leaving 204,606 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant.
In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
Options and restricted Stock Outstanding
Stock options outstanding and exercisable at March 31, 2006 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	409,234	$13.54
Changes during the period:
Granted	—	—
Exercised	(7,964)	11.06
Forfeited	(1,589)	19.29

Outstanding at March 31, 2006	399,681	$13.57

Options exercisable at March 31, 2006	304,167	$11.29
Unexercisable options at March 31, 2006	95,520	$20.80
The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at March 31, 2006 was $4.2 million, $3.9 million, and $306,000, respectively. The weighted average remaining life of options outstanding and options exercisable at March 31, 2006 is 5.7 and 4.8 years, respectively. Proceeds from the exercise of stock options for the three months ended March 31, 2006 were $77,000. The Company recognized a $26,000 tax deduction related to the exercise of these stock options during the first quarter ending March 31, 2006. The intrinsic value of the options that were exercised during the first quarter of 2006 was $98,000, which represents the difference between the fair market value of the options at the date of exercise and their exercise price. A portion of these options with an intrinsic value of $35,000 at the date of exercise was incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. Thus, the Company’s tax deduction was based on options exercised during the first quarter of 2006 with an intrinsic value of $63,000.
The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the three-month periods ending March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Weighted-average grant-date fair value of stock options granted:	$—	$—
Total fair value of shares vested during the period:	98	—
Total intrinsic value of options exercised:	98	135
Restricted stock grants outstanding at March 31, 2006 are as follows:

		Weighted
	Number of	Average Fair
	Shares	Value

Outstanding at January 1, 2006	14,769	$23.90
Changes during the period:
Granted	1,000	22.90
Vested	—	—
Forfeited	(731)	24.12

Outstanding at March 31, 2006	15,038	$23.83

The unamortized stock-based payment and the weighted average expense period remaining at March 31, 2006 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
	(Dollars in thousands)
Stock options	$512	2.2
Restricted stock	260	2.3

Total	$772	2.2

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
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust I (“NCTI”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also now operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington.
SUMMARY OF FIRST QUARTER RESULTS
At March 31, 2006, the Company had assets of $866.1 million and gross portfolio loans of $716.1 million, respectively, an increase of 7% and 5%, respectively, as compared to the balances for these accounts at March 31, 2005. The Company’s net income and diluted earnings per share at March 31, 2006, were $2.9 million and $0.49, respectively, an increase of 12% and 20%, respectively, as compared to the same period in 2005. During the same time, the Company’s net interest income increased $806,000, or 8%, its provision for loan losses increased $54,000, its other operating income increased $590,000, or 70%, and its other operating expenses increased $834,000, or 12%.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended March 31, 2006, was $2.9 million, or $0.49 per diluted share, an increase in net income of 12%, and a 20% increase in diluted earnings per share as compared to net income of $2.6 million and diluted earnings per share of $0.41, respectively, for the first quarter of 2005.
The increase in net income for the three-month period ending March 31, 2006 was the result of several factors. The most significant factor was the increase in net interest income of $806,000, or 8%, as compared to the same period in 2005. In addition, other operating income increased $590,000, or 70%, as compared to the same period in 2005. The increases in net interest income and other operating income were offset in part by increases in other operating expenses, which increased by $834,000 in the first quarter of 2006, or 12%, as compared to the first quarter of 2005, due mainly to increases in salary and benefit expenses and increased marketing expenses. The provision for loan losses also increased by $54,000, as compared to the same period in 2005. The increase in earnings per diluted share for the first quarter of 2006 was due in part to the increase in net income and also due to a decrease in shares of common stock outstanding that resulted from shares of common stock repurchased under the Company’s stock repurchase plan.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the first quarter of 2006 increased $806,000, or 8%, to $11.3 million from $10.5 million in 2005. The following table compares average balances and rates for the first quarter ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	Average Balances			Average Yields/Costs
				Tax Equivalent
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Loans	$708,655	$683,281	$25,374	8.76%	7.57%	1.19%
Short-term investments	24,392	4,319	20,073	4.23%	2.48%	1.75%
Long-term investments	59,964	61,644	(1,680)	3.65%	3.67%	-0.02%

Interest-earning assets	793,011	749,244	43,767	8.24%	7.22%	1.02%

Nonearning assets	69,204	55,225	13,979

Total	$862,215	$804,469	$57,746

Interest-bearing liabilities	$594,047	$539,175	$54,872	3.25%	2.13%	1.12%
Demand deposits	176,453	175,958	495
Other liabilities	5,976	5,000	976
Equity	85,739	84,336	1,403

Total	$862,215	$804,469	$57,746

Net tax equivalent margin on earning assets				5.80%	5.69%	0.11%

Interest-earning assets averaged $793 million for the three-month period ending March 31, 2006, an increase of $43.8 million, or 6%, over the $749.2 million average for the comparable period in 2005. The tax equivalent yield on interest-earning assets averaged 8.24% in the first quarter of 2006, an increase of 1.02%, from 7.22% for the same period in 2005.
Loans, the largest category of interest-earning assets, increased by $25.4 million, or 4%, to an average of $708.7 million in the first quarter of 2006 from $683.3 million in the same period of 2005. Commercial loans and construction loans increased by $12 million and $20.4 million, respectively, on average between the first quarters of 2005 and 2006. Real estate term loans and consumer loans decreased by $5.7 million and $992,000, respectively, on average between the first quarters of 2005 and 2006. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial and construction loan areas, further declines in commercial real estate, and either no growth or small declines in consumer loans. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. While residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots, the Company has mitigated this effect by gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 8.76% for the first quarter of 2006, an increase of 119 basis points from 7.57% over the same quarter a year ago.
Interest-bearing liabilities averaged $594 million for the first quarter of 2006, an increase of $54.9 million, or 10%, compared to $539.2 million for the same period in 2005. The average cost of interest-bearing liabilities increased 112 basis points to 3.25% for the first quarter of 2006 compared to 2.13% for the first quarter of 2005. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. We expect that the Federal Reserve will increase short-term interest rates several more times this year, which is expected to increase the cost of the Company’s deposit accounts and is expected to have a negative impact on its net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.80% for the first quarter of 2006 and 5.69% for the same period in 2005. During the first quarter of 2006, the yield on the Company’s loans increased at a faster rate than its deposit costs due in part to the growth of its construction loans, which are the Company’s highest yielding earning asset. In addition, the amount of non-interest bearing demand deposits, other liabilities and equity totaled $268.2 million at March 31, 2006, as compared to $265.3 million at March 31, 2005. These balances were available to fund loan growth and had the effect of further dampening the deposit rate increases, which lowered the overall increase in the Company’s cost of funds and contributed to the increase in its net tax equivalent margin when comparing the first quarter ended March 31, 2006 to the same period in 2005.
OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the first quarters ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	$ Chg	% Chg
	(Dollars in thousands)
Deposit service charges	$484	$402	$82	20%
Purchased receivable income	313	150	163	109%
Health insurance commission income	173	—	173	N/M
Electronic banking revenue	170	144	26	18%
Loan servicing fees	116	84	32	38%
Merchant & credit card fees	102	95	7	7%
Equity in earnings from RML	7	(21)	28	-133%
Equity in loss from Elliott Cove	(77)	(108)	31	-29%
Security gains (losses)	—	9	(9)	-100%
Other	140	83	57	69%

Total	$1,428	$838	$590	70%

Total other operating income for the first quarter of 2006 was $1.4 million, an increase of $590,000 from $838,000 in the first quarter of 2005.
Service charges on the Company’s deposit accounts increased by $82,000 to $484,000, or 20%, in the first quarter of 2006 from $402,000 in the same period a year ago. In June of 2005, the Company launched its High Performance Checking (“HPC”) product that consisted of several consumer checking accounts tailored to the needs of specific segments of its market, including a totally free checking product. The HPC product was supported with a targeted marketing program and extensive branch sales programs. As a result of its efforts to sell the HPC product, the Company increased the number of its consumer checking accounts and also increased the service charges on its deposit accounts with the increase in the number and activity within these accounts.
Income from the Company’s purchased receivable products increased by $163,000 to $313,000, or 109%, in the first quarter of 2006 from $150,000 in the same period a year ago. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process.
The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, a division of the Bank that began operations in Bellevue, Washington in the third quarter of 2004 and devoted most of its time in 2005 to building its base of operations.
In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. During the first quarter of 2006, the Company included health insurance commission income from NBG of $173,000 in its Other Operating Income. In contrast, the Company did not record any income for this item in its Other Operating Income during the same period in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the second quarter of 2005.
The Company’s share of the earnings from its 23.5% interest in RML Holding Company and its predecessor, RML, increased by $28,000 to $7,000 during the first quarter of 2006 as compared to a $21,000 loss in the first quarter of 2005. During this period, RML Holding Company’s income increased slightly faster than its expenses.

The Company’s share of the loss from Elliott Cove was $77,000 for the first quarter of 2006 as compared to a loss of $108,000 for the same period in 2005. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. However, the fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. The loss that the Company realized on its investment in Elliott Cove decreased slightly for the three-month period ending March 31, 2006 as compared to the same period in 2005 as Elliott Cove continued to increase its assets under management which caused its income to increase slightly more than its expenses and resulted in a lower operating loss. As Elliott Cove continues to build its assets under management, the Company expects that its losses from its investment in Elliott Cove will decrease over time and that Elliott Cove will reach a breakeven point in its operations late in 2006.
The Company has made additional loans to and investments in Elliott Cove. In the first quarter of 2005, the Company increased this loan commitment to $750,000 from the previous commitment of $500,000. The balance outstanding on this commitment at March 31, 2006 was $700,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investments, the Company’s interest in Elliott Cove increased from a low of 47% to 49% between March 31, 2005 and March 31, 2006.
Other income increased by $57,000, or 69%, in the first quarter of 2006 from $83,000 for the same period in 2005. The Company receives commissions for its sales of the Elliott Cove investment products and interest on its loan to Elliott Cove, which on a combined basis accounted for approximately one-half of the increase in other income in the three-month period ending March 31, 2006. In addition, in the first quarter of 2006, through our subsidiary NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company incurred a $12,000 loss on its investment in PWA in the first quarter of 2006, which reduced other income during this period. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the first quarters ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	$ Chg	% Chg
	(Dollars in thousands)
Salaries & benefits	$4,765	$4,358	$407	9%
Occupancy	641	567	74	13%
Equipment	341	344	(3)	-1%
Marketing	508	357	151	42%
Intangible asset amortization	121	92	29	32%
Software amortization and maintenance	290	279	11	4%
Professional and outside services	143	186	(43)	-23%
Other expense	1,155	947	208	22%

Total	$7,964	$7,130	$834	12%

Total other operating expense for the first quarter of 2006 was $8 million, an increase of $834,000 from $7.1 million for the same period in 2005.

Salaries and benefits increased by $407,000, or 9%, due in large part to salary increases driven by competitive pressures and additional staff. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In the first quarter of 2006, the Company included $71,000 of NBG’s salary and benefit costs in its own salary and benefit costs. Also, in the first quarter of 2006, the Company adopted FASB Statement 123R, Share-Based Payment, and recorded a $93,000 expense associated with its stock options.
Occupancy expense increased by $74,000, or 13%, to $641,000 in the first quarter of 2006, from $567,000 a year ago, due in large part to the expansion into additional square footage at the Company’s headquarters and increased amortization expense on the additional tenant improvements of this space.
Marketing expenses increased by $151,000, or 42%, due in large part to increased marketing costs related to the HPC Program that the Bank initiated in the latter part of the second quarter of 2005. The Company plans to continue to market this product as it has since the second quarter of 2005 and expects to incur marketing costs for this product in 2006 in similar amounts to those that it incurred in 2005. The Company expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
Intangible asset amortization increased by $29,000, or 32% as the Company began to amortize the customer relationship intangible asset associated with NBG. As noted above, the Company purchased an additional 40.1% interest in NBG in December of 2005, which increased its ownership interest in this company to 50.1%. The Company has invested $1.1 million in NBG since its initial investment in the first quarter of 2005 and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company has elected to amortize the NBG intangible asset over a ten-year period on a straight-line basis. During the first quarter of 2006, the amortization expense on the NBG intangible asset was $29,000, which accounts for the increase in amortization expense during this period. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis.
Professional and outside services decreased by $43,000, or 23%, mainly due to lower consulting expenses and legal fees. Finally, other expense increased by $208,000, or 22%, due to increases in a variety of expense items during those periods.
Income Taxes
The provision for income taxes increased by $148,000, or 9%, to $1.8 million in the first quarter of 2006 compared to $1.6 million in the same period in 2005. The effective tax rates for the first quarter of 2006 and 2005 were 38% and 39%, respectively. The Company expects that its tax rate for the rest of 2006 will be approximately similar to the tax rate of the first quarter of this year.
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

Loans are the highest yielding component of our earning assets. Average loans were $25.4 million, or 4%, greater in the first quarter of 2006 than in the same period of 2005. Loans comprised 89% of total average earning assets for the quarter ending March 31, 2006, compared to 91% of total average earning assets for the quarter ending March 31, 2005. The yield on loans averaged 8.76% for the quarter ended March 31, 2006, compared to 7.57% during the same period in 2005.
The loan portfolio grew $34.7 million, or 5% from $681.4 million at March 31, 2005, to $716.1 million at March 31, 2006. Commercial loans increased $20.9 million, or 8%, commercial real estate loans decreased $14.9 million, or 6%, construction loans increased $28.5 million, or 25%, and consumer loans decreased $735,000, or 2%, from March 31, 2005 to March 31, 2006. Funding for the growth in loans between the periods came from an increase in non-interest-bearing and interest-bearing sources of funds and capital. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial and construction loan areas, further declines in commercial real estate due to additional refinance activity and competitive pressures, and either no growth or small declines in consumer loans. While residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots, the Company has mitigated this effect by gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth.
Loan Portfolio Composition: Loans increased to $716.1 million at March 31, 2006, from $705.1 million at December 31, 2005. At March 31, 2006, 48% of the portfolio was scheduled to mature over the next 12 months, and 23% was scheduled to mature between April 1, 2007, and March 31, 2011. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 48% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2006		December 31, 2005		March 31, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$296,384	41%	$287,617	41%	$274,627	40%
Construction/development	143,955	20%	131,532	19%	115,503	17%
Commercial real estate	242,005	34%	252,395	36%	256,947	38%
Consumer	36,410	5%	36,519	5%	37,145	5%
Loans in process	350	0%	—	0%	101	0%
Unearned loan fees	(3,018)	0%	(3,004)	0%	(2,954)	0%

Total loans	$716,086	100%	$705,059	100%	$681,369	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$4,980	$5,090	$6,217
Accruing loans past due 90 days or more	1,396	981	155
Restructured loans	—	—	—

Total nonperforming loans	6,376	6,071	6,372
Real estate owned	—	105	—

Total nonperforming assets	$6,376	$6,176	$6,372

Allowance for loan losses	$10,870	$10,706	$10,733

Nonperforming loans to portfolio loans	0.89%	0.86%	0.94%
Nonperforming assets to total assets	0.74%	0.69%	0.78%
Allowance to portfolio loans	1.52%	1.52%	1.58%
Allowance to nonperforming loans	170%	176%	168%
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
Total nonperforming loans at March 31, 2006, were $6.4 million, or 0.89%, of total portfolio loans, an increase of $305,000 from $6.1 million at December 31, 2005, and an increase of $4,000 from $6.4 million at March 31, 2005. The increase in the non-performing loans in the first quarter of 2006 from the end of 2005, was due in large part to a $415,000 increase in accruing loans that were 90 days or more past due. The Company plans to continue to devote resources to resolve its non-performing loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the allowance for loan losses.
At March 31, 2006, December 31, 2005, and March 31, 2005, the Company had loans measured for impairment of $19.6 million, $18.3 million, and $6.2 million, respectively. A specific allowance of $2.9 million, $2.6 million, and $271,000, respectively, was established for these periods. The increase in loans measured for impairment at March 31, 2006, as compared to December 31, 2005, resulted mainly from the addition of one commercial loan relationship. The increase in loans measured for impairment at December 31, 2005, as compared to March 31, 2005, resulted mainly from the addition of three loans that total $11 million and are all part of one borrower relationship.
Potential Problem Loans: At March 31, 2006 the Company had $6.2 million in potential problem loans, as compared to $0 at March 31, 2005 as a result of adding two loans to the listing of potential problem loans. One loan in the amount of $4.1 million was included in loans measured for impairment at March 31, 2006 while the other loan in the amount of $2.1 million was not included in loans measured for impairment. At December 31, 2005, the Company had potential problem loans of $9.1 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
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

The Allowance for Loan Losses was $10.9 million, or 1.52% of total portfolio loans outstanding, at March 31, 2006, compared to $10.7 million, or 1.58%, of total portfolio loans at March 31, 2005. The Allowance for Loan Losses represented 170% of non-performing loans at March 31, 2006, as compared to 168% of non-performing loans at March 31, 2005.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $54,000 for the three-month period ending March 31, 2006 to account for loan growth, loan charge-offs, and an increase in the allowance for impaired loans. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,706	$10,764
Charge-offs:
Commercial	—	71
Construction/development	—	—
Commercial real estate	—	—
Consumer	4	7

Total charge-offs	4	78
Recoveries:
Commercial	110	6
Construction/development	—	15
Commercial real estate	—	15
Consumer	4	11

Total recoveries	114	47
Net, (recoveries) charge-offs	(110)	31
Provision for loan losses	54	—

Balance at end of period	$10,870	$10,733

The provision for loan losses for the three-month period ending March 31, 2006 was $54,000, as compared to a provision for loan losses of $0 for the three-month period ending March 31, 2005. During the three-month period ending March 31, 2006, there was $110,000 in net loan recoveries as compared to $31,000 of net loan charge-offs for the same period in 2005. The decrease in net loan charge-offs resulted from a decrease in gross charge-offs, which decreased from $78,000 to $4,000 during these periods. Also, loan recoveries increased during these same time periods from $47,000 for the three-month period ending March 31, 2005 to $114,000 for the three-month period ending March 31, 2006.
Management believes that on the basis of its review of the performance of the loan portfolio and the various methods that it uses to analyze its Allowance for Loan Losses that at March 31, 2006 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $63.7 million at March 31, 2006, an increase of $8.7 million from $55 million at December 31, 2005, and an increase of $2.3 million, or 4%, from $61.3 million at March 31, 2005. Investment securities designated as available for sale comprised 82% of the investment portfolio at March 31, 2006, 95% at December 31, 2005, and 96% at March 31, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2006, $16.7 million in securities, or 26%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $31.3 million, or 51%, at March 31, 2005.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of new funds. Total deposits decreased $29.4 million to $750.5 million at March 31, 2006, down from $779.9 million at December 31, 2005, and increased $43.3 million from $707.2 million at March 31, 2005. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2006, the Company had $96.7 million in certificates of deposit, of which $74.1 million, or 77% of total certificates of deposit, are scheduled to mature over the next 12 months compared to $92.1 million, or 83% of total certificates of deposit, at December 31, 2005, and to $126.7 million, or 84% of total certificates of deposit at March 31, 2005.
The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	March 31, 2006		December 31, 2005		March 31, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Remaining maturity:	(Dollars in thousands)
Three months or less	$33,570	35%	$46,271	42%	$51,006	34%
Over three through twelve months	40,553	42%	45,834	41%	75,668	50%
Over twelve months	22,535	23%	18,475	17%	24,316	16%

Total	$96,658	100%	$110,580	100%	$150,990	100%

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at March 31, 2006, was $208.4 million, an increase of $65.2 million as compared to the balance of $143.2 million at March 31, 2005 and an increase of $10.4 million from a balance of $198 million at December 31, 2005.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund that were classified as certificates of deposit greater than $100,000 on its balance sheet, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At March 31, 2006, the Company’s maximum borrowing line from the FHLB was $94.2 million, approximately 11% of the Company’s assets. At March 31, 2006, there was $2.5 million outstanding on the line and an additional $15.2 million committed to secure public deposits, compared to an outstanding balance of $2.6 million and additional commitments of $15.5 million at December 31, 2005. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $2.4 million in other borrowings outstanding at March 31, 2006, as compared to $5.8 million in other borrowings outstanding at December 31, 2005. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At March 31, 2006, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $85.9 million at March 31, 2006, compared to $84.5 million at December 31, 2005 and $85.1 million at March 31, 2005. The Company earned net income of $2.9 million during the three-month period ending March 31, 2006, authorized dividends of $1.3 million, issued 7,500 shares through the exercise of stock options, and repurchased 17,500 shares of its common stock under the Company’s publicly announced repurchase program at a total cost of $410,000.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2006, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of March 31, 2006:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.08%	10.24%
Total risk-based capital	8.00%	10.00%	13.33%	11.49%
Leverage ratio	4.00%	5.00%	11.35%	9.64%
The capital ratios for the Company exceed those for the Bank primarily because the $18 million junior subordinated debentures offerings that the Company completed in the second quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

Stock Repurchase Plan
The Company repurchased 17,500 shares of its outstanding common stock during the first quarter of 2006 pursuant to its publicly announced share repurchase plan. The Company intends to continue to repurchase shares of its common stock from time to time depending upon market conditions, but it can make no assurances that it will continue this program or that it will repurchase all of the 59,713 remaining shares authorized for repurchase under the plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 7.90% at March 31, 2006. The interest cost to the Company on these debentures was $150,000 in the period ending March 31, 2006 and $114,000 in the same period in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 6.28% at March 31, 2006. The interest cost to the Company on these debentures was $149,000 for the period ending March 31, 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

CAPITAL EXPENDITURES AND COMMITMENTS
During the three-month period ending March 31, 2006, the Company made a commitment in the amount of $720,000 for the purchase of a commercial lot on which it plans to construct a branch in Fairbanks, Alaska. The commitment for purchase of this lot was subsequently increased in April of 2006 to a total amount of $828,000 due to an increase in the lot size.

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
The results of the simulation model at March 31, 2006, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.8 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.7 million over the next 12 months. Due to the fact that interest rates are coming off of historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had less of a positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the normal course of its business, the Company is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to the Company’s business, operations, or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These risk factors have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 17,500 shares of its common stock, in the aggregate, during the first quarter of 2006 for the dates indicated:

				Maximum Number (1) (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
			Part of Publicly	Units) that May Yet Be
	Total Number of Shares	Average Price Paid per	Announced Plans or	Purchased Under the
	(or Units) Purchased	Share (or Unit)	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

Month #1
January 1, 2006 — January 31, 2006	—	$—	—	77,213

Month #2
February 1, 2006 — February 28, 2006	—	$—	—	77,213

Month #3
March 1, 2006 — March 31, 2006	17,500	$23.45	17,500	59,713

Total	17,500	$23.45	17,500	59,713

(1)	In September 2002, the Company publicly announced Board of Director authorization to, from time to time, repurchase up to 5%, or 306,372, shares of common stock in the open market. In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending March 31, 2006, the Company repurchased 17,500 shares, which brought the total shares available under the Plan to 59,713 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2006.

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
NORTHRIM BANCORP, INC.

May 8, 2006	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 8, 2006	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)