Form 10-Q
period 2006-06-30
NORTHRIM BANCORP INC
filed 2006-08-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes ☐     No ☑
The number of shares of the issuer’s Common Stock outstanding at August 4, 2006 was 5,811,379.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2006, December 31, 2005, and June 30, 2005

	June 30,	December 31,	June 30,
	2006	2005	2005
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$30,882	$28,854	$29,168
Money market investments	6,810	60,836	8,392

Investment securities held to maturity	9,829	936	724
Investment securities available for sale	47,147	52,483	59,569
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	58,532	54,975	61,849
Loans	728,088	705,059	699,663
Allowance for loan losses	(11,581)	(10,706)	(10,882)

Net loans	716,507	694,353	688,781
Purchased receivables	20,854	12,198	8,661
Accrued interest receivable	4,785	4,397	3,793
Premises and equipment, net	11,618	10,603	10,950
Intangible assets	7,148	7,385	6,450
Other assets	22,161	21,979	18,521

Total Assets	$879,297	$895,580	$836,565

LIABILITIES
Deposits:
Demand	$191,537	$196,616	$191,953
Interest-bearing demand	74,818	75,988	66,288
Savings	48,166	46,790	48,452
Alaska CDs	203,388	197,989	158,627
Money market	146,639	151,903	124,441
Certificates of deposit less than $100,000	57,391	59,331	61,664
Certificates of deposit greater than $100,000	38,898	51,249	80,348

Total deposits	760,837	779,866	731,773

Borrowings	6,234	8,415	5,761
Junior subordinated debentures	18,558	18,558	8,000
Other liabilities	5,266	4,267	5,009

Total liabilities	790,895	811,106	750,543

Minority interest in subsidiaries	25	—	—

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 5,811,379; 5,803,487; and 6,071,237 shares issued and outstanding at June 30, 2006, December 31, 2005, and June 30, 2005, respectively	5,811	5,803	6,071
Additional paid-in capital	39,428	39,161	45,393
Retained earnings	43,830	39,999	34,708
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(692)	(489)	(150)

Total shareholders’ equity	88,377	84,474	86,022

Total Liabilities and Shareholders’ Equity	$879,297	$895,580	$836,565

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$16,288	$13,501	$31,564	$26,226
Interest on investment securities:
Assets available for sale	485	552	966	1,095
Assets held to maturity	112	(8)	160	11
Interest on money market investments	78	33	337	59

Total Interest Income	16,963	14,078	33,027	27,391

Interest Expense
Interest expense on deposits and borrowings	5,437	3,403	10,202	6,233

Net Interest Income	11,526	10,675	22,825	21,158

Provision for loan losses	860	100	914	100

Net Interest Income After Provision for Loan Losses	10,666	10,575	21,911	21,058

Other Operating Income
Service charges on deposit accounts	490	450	974	851
Purchased receivable income	453	186	766	347
Employee benefit plan income	385	—	558	—
Equity in earnings from mortgage affiliate	148	82	155	61
Equity in loss from Elliott Cove	(62)	(134)	(139)	(243)
Other income	537	481	1,065	897

Total Other Operating Income	1,951	1,065	3,379	1,913

Other Operating Expense
Salaries and other personnel expense	4,671	4,426	9,436	8,784
Occupancy, net	597	574	1,238	1,141
Equipment expense	357	349	698	693
Marketing expense	444	541	952	898
Intangible asset amortization expense	120	92	241	184
Other operating expense	1,526	1,391	3,114	2,803

Total Other Operating Expense	7,715	7,373	15,679	14,503

Income Before Income Taxes and Minority Interest	4,902	4,267	9,611	8,468
Minority interest in subsidiaries	103	—	148	—

Income Before Income Taxes	4,799	4,267	9,463	8,468
Provision for income taxes	1,860	1,611	3,629	3,232

Net Income	$2,939	$2,656	$5,834	$5,236

Earnings Per Share, Basic	$0.50	$0.44	$1.00	$0.86
Earnings Per Share, Diluted	$0.50	$0.42	$0.99	$0.83

Weighted Average Shares Outstanding, Basic	5,821,793	6,095,922	5,823,577	6,097,797
Weighted Average Shares Outstanding, Diluted	5,907,153	6,278,673	5,905,178	6,285,520
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$2,939	$2,656	$5,834	$5,236

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	(92)	306	(203)	(149)

Less: reclassification adjustment for gains	—	0	—	5

Comprehensive Income	$2,846	$2,962	$5,631	$5,082

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$5,834	$5,236

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	—	(9)
Depreciation and amortization of premises and equipment	545	595
Amortization of software	234	269
Intangible asset amortization	241	184
Amortization of investment security premium, net of discount accretion	(32)	10
Deferred tax (benefit)	(903)	(586)
Stock-based compensation	205	—
Excess tax benefits from share-based payment arrangements	(94)	—
Deferral of loan fees and costs, net	100	533
Provision for loan losses	914	100
Distributions in excess of earnings from RML	244	304
Equity in loss from Elliott Cove	139	243
Minority interest in subsidiaries	148	—
(Increase) in accrued interest receivable	(388)	(115)
(Increase) decrease in other assets	10	(339)
Increase of other liabilities	479	512

Net Cash Provided by Operating Activities	7,676	6,937

Investing Activities:
Investment in securities:
Purchases of investment securities-Available-for-sale	—	(10,874)
Purchases of investment securities-Held-to-maturity	(8,895)	—
Proceeds from sales/maturities of securities-Available-for-sale	5,022	10,491
Investment in Federal Home Loan Bank stock, net	—	(254)
Investment in purchased receivables, net	(8,656)	(6,470)
Investments in loans:
Sales of loans and loan participations	6,022	2,350
Loans made, net of repayments	(29,190)	(24,259)
Investment in Elliott Cove	(100)	—
Investment in NBG	—	(237)
Loan to Elliott Cove, net of repayments	(50)	(500)
Loan to PWA, net of repayments	385	—
Purchases of premises and equipment	(1,560)	(962)

Net Cash (Used) by Investing Activities	(37,022)	(30,715)

Financing Activities:
Increase (decrease) in deposits	(19,029)	32,712
Increase (decrease) in borrowings	(2,181)	(717)
Distributions to minority interests	(123)	—
Proceeds from issuance of common stock	274	242
Excess tax benefits from share-based payment arrangements	94	—
Repurchase of common stock	(410)	(743)
Cash dividends paid	(1,277)	(1,249)

Net Cash Provided (Used) by Financing Activities	(22,652)	30,245

Net Increase (Decrease) in Cash and Cash Equivalents	(51,998)	6,467
Cash and cash equivalents at beginning of period	89,690	31,093

Cash and cash equivalents at end of period	$37,692	$37,560

Supplemental Information:
Income taxes paid	$4,150	$3,525

Interest paid	$10,181	$5,874

Dividends declared but not paid	$726	$668

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2006 and 2005
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK REPURCHASE
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending June 30, 2006, the Company did not repurchase any shares, which left the total shares repurchased under this program at 550,942 shares since its inception at a total cost of $10.8 million. There were 59,713 shares remaining under the Plan at June 30, 2006. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. ACCOUNTING PRONOUNCEMENTS
Between May of 2005 and June of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections, Statement No. 155, Accounting for Certain Hybrid Financial Instrument, and Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The Company believes the adoption of these Statements will have no impact on its financial statements.
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
The adoption of FASB No. 123R resulted in stock compensation expense of $53,000 for the three-month period ending June 30, 2006. The Company recognized a tax benefit of $22,000 related to this stock compensation expense.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under FASB 123R. The Company recognizes the fair value of the restricted stock units and stock options as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $29,000 on the fair value of restricted stock units and $53,000 on the fair value of stock options for a total of $82,000 in stock-based compensation expense for the three-month period ending June 30, 2006.
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

Fair Value Disclosures –Prior to FASB 123R Adoption
Stock-based compensation for the period prior to January 1, 2006 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB 123R had been applied to all outstanding and unvested awards in periods prior to January 1, 2006:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
		2005	2005
		(Dollars in thousands, except per share data)
Net income, as reported		$2,656	$5,236
Deduct: Stock-based employee compensation expense arising from the adoption of FASB 123(R),		(42)	(84)

Net income, pro forma		$2,614	$5,152

Earnings per share, basic	As reported	$0.44	$0.86
	Pro forma	$0.43	$0.84
Earnings per share, diluted	As reported	$0.42	$0.83
	Pro forma	$0.42	$0.82
Prior to the adoption of FASB 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. FASB 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB 123R. Accordingly, the Company has recognized these excess tax benefits in the condensed statement of cash flow for the quarterly period ended June 30, 2006.
FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The method comprises a computational component that establishes the beginning balance of the additional paid in capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of FASB 123R. An election to use this method may be made the later of one year from the effective date of FSP 123R-3 or the initial adoption date for FASB 123R. The Company is evaluating the alternative and does not yet know the effect of adopting the alternative, if any, on its financial statements.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2006		December 31, 2005		June 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$312,526	43%	$287,617	41%	$302,735	43%
Construction/development	139,825	19%	131,532	19%	109,212	16%
Commercial real estate	238,657	33%	252,395	36%	252,715	36%
Consumer	38,237	5%	36,519	5%	38,113	5%
Loans in process	1,947	0%	—	0%	287	0%
Unearned loan fees	(3,104)	0%	(3,004)	0%	(3,399)	0%

Total loans	$728,088	100%	$705,059	100%	$699,663	100%

5. ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
The Company maintains an Allowance for Loan Losses (the “Allowance”) to absorb losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $860,000 for the three-month period ending June 30, 2006 to account for loan growth, loan charge-offs, and an increase in the allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,870	$10,733	$10,706	$10,764
Charge-offs:
Commercial	195	230	195	301
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	65	26	69	33

Total charge-offs	260	256	264	334
Recoveries:
Commercial	105	294	215	300
Construction/development	—	—	—	15
Commercial real estate	—	—	—	15
Consumer	6	11	10	22

Total recoveries	111	305	225	352
Net, (recoveries) charge-offs	149	(49)	39	(18)
Provision for loan losses	860	100	914	100

Balance at end of period	$11,581	$10,882	$11,581	$10,882

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Nonaccrual loans	$4,686	$5,090	$5,706
Accruing loans past due 90 days or more	1,846	981	1,095
Restructured loans	—	—	—

Total nonperforming loans	6,532	6,071	6,801
Real estate owned	—	105	—

Total nonperforming assets	$6,532	$6,176	$6,801

Allowance for loan losses	$11,581	$10,706	$10,882

At June 30, 2006, December 31, 2005, and June 30, 2005, the Company had loans measured for impairment of $21.1 million, $18.3 million, and $10.7 million, respectively. A specific allowance of $3.1 million, $2.6 million, and $502,000, respectively, was established for these periods. The increase in loans measured for impairment at June 30, 2006, as compared to December 31, 2005, resulted mainly from the addition of two commercial loan relationships and additional advances on a commercial real estate construction loan commitment with a long-term financing commitment independent of the Company that was included in loans measured for impairment at December 31, 2005 and June 30, 2006. The increase in loans measured for impairment at December 31, 2005 as compared to June 30, 2005 resulted mainly from the addition of four loans that total $8.2 million and are part of two borrower relationships.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $58.5 million at June 30, 2006, an increase of $3.6 million, or 6%, from $55 million at December 31, 2005, and a decrease of $3.3 million, or 5%, from $61.8 million at June 30, 2005. Investment securities designated as available for sale comprised 81% of the investment portfolio at June 30, 2006, 95% at December 31, 2005, and 96% at June 30, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2006, $14.3 million in securities, or 24%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $27 million, or 44%, at June 30, 2005.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. During the second quarter of 2006, the Company included employee benefit plan income from NBG of $385,000 in its Other Operating Income. In contrast the Company did not record any income for this item in its Other Operating Income during the same period in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the third quarter of 2005.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending June 30, 2006, the Company’s earnings from RML Holding Company and its predecessor, RML, increased by $66,000 to $148,000 as compared to $82,000 for the three-month period ending June 30, 2005. In the six-month period ending June 30, 2006, the Company’s earnings from RML Holding Company and its predecessor, RML, increased by $94,000 to $155,000 as compared to earnings of $61,000 for the six-month period ending June 30, 2005. In both cases, RML Holding Company benefited from an increase in gross income from its expanded operations with income growing at a faster rate than expenses, particularly in the three-month period ending June 30, 2006 as compared to the same period in 2005.

The Company owns a 49% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at June 30, 2006 was $725,000. Finally, in the third quarter of 2005 and the first quarter of 2006, the Company made additional investments totaling $250,000 in Elliott Cove. Other investors made similar investments in Elliott Cove during this same time period. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 49% between December 31, 2003 and June 30, 2006.
The Company’s share of the loss from Elliott Cove for the second quarter of 2006 was $62,000, as compared to a loss of $134,000 in the second quarter of 2005. In the six-month period ending June 30, 2006, the Company’s share of the loss from Elliott Cove was $139,000 as compared to a loss of $243,000 for the six-month period ending June 30, 2005. The loss that the Company realized on its investment in Elliott Cove decreased for the three-month period ending June 30, 2006 as compared to the same period in 2005 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses and resulted in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company incurred a $36,000 loss on its investment in PWA in the second quarter of 2006, which reduced other income during this period. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
8. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund that were classified as certificates of deposits greater than $100,000 on its balance sheet, collateralized by letters of credit issued by the Federal Home Loan Bank (“FHLB”).
9. STOCK INCENTIVE PLAN
The Company has set aside 300,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at June 30, 2006 was 397,001, which includes 48,918 shares granted under the 2004 Plan leaving 203,106 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant.
In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Options and restricted Stock Outstanding
Stock options outstanding and exercisable at June 30, 2006 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	409,234	$13.54
Changes during the period:
Granted	—	—
Exercised	(26,346)	11.30
Forfeited	(2,257)	20.42

Outstanding at June 30, 2006	380,631	$13.65

Options exercisable at June 30, 2006	316,309	$11.55
Unexercisable options at June 30, 2006	64,322	$24.00
The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at June 30, 2006 was $4.4 million, $4.3 million, and $70,000, respectively. The weighted average remaining life of options outstanding and options exercisable at June 30, 2006 is 5.5 and 4.8 years, respectively. Proceeds from the exercise of stock options for the three months ended June 30, 2006 were $198,000. The Company recognized a $111,000 tax deduction related to the exercise of these stock options during the second quarter ending June 30, 2006. The intrinsic value of the options that were exercised during the second quarter of 2006 was $245,000, which represents the difference between the fair market value of the options at the date of exercise and their exercise price. A portion of these options with an intrinsic value of $10,000 at the date of exercise was incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. In addition, incentive stock options that were exercised in the period ending March 31, 2006 and sold in the second quarter ending June 30, 2006 had an intrinsic value of $36,000. Thus, the Company’s tax deduction was based on options exercised and sold during the second quarter of 2006 with a total intrinsic value of $271,000.
The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the three-month periods ending June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Weighted-average grant-date fair value of stock options granted:	$—	$—
Total fair value of shares vested during the period:	57	—
Total intrinsic value of options exercised:	245	65

Restricted stock grants outstanding at June 30, 2006 are as follows:

		Weighted
	Number of	Average Fair
	Shares	Value

Outstanding at January 1, 2006	14,769	$23.90
Changes during the period:
Granted	2,500	24.19
Vested	—	—
Forfeited	(899)	23.93

Outstanding at June 30, 2006	16,370	$23.95

The unamortized stock-based payment and the weighted average expense period remaining at June 30, 2006 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
	(Dollars in thousands)
Stock options	$459	2.0
Restricted stock	231	2.0

Total	$690	2.0

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
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company and mortgage affiliate”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also now operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington.
SUMMARY OF SECOND QUARTER RESULTS
At June 30, 2006, the Company had assets of $879.3 million and gross portfolio loans of $728.1 million, respectively, an increase of 5% and 4%, respectively, as compared to the balances for these accounts at June 30, 2005. The Company’s net income and diluted earnings per share at June 30, 2006, were $2.9 million and $0.50, respectively, an increase of 11% and 19%, respectively, as compared to the same period in 2005. For the second quarter, the Company’s net interest income increased $851,000, or 8%, its provision for loan losses increased $760,000, its other operating income increased $886,000, or 83%, and its other operating expenses increased $342,000, or 5%, as compared to the second quarter a year ago.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended June 30, 2006, was $2.9 million, or $0.50 per diluted share, an increase in net income of 11%, and a 19% increase in diluted earnings per share as compared to net income of $2.7 million and diluted earnings per share of $0.42, respectively, for the second quarter of 2005.
Net income for the six months ending June 30, 2006, was $5.8 million, an increase of $598,000, or 11%, from $5.2 million for the six months ending June 30, 2005. Diluted earnings per share were $0.99 for the six-month period ended June 30, 2006, compared to diluted earnings per share of $0.83 in the same period in 2005.
The increase in net income for the three-month period ending June 30, 2006 was the result of several factors. Net interest income increased $851,000, or 8%, as compared to the same period in 2005. In addition, other operating income increased $886,000, or 83%, as compared to the same period in 2005. The increases in net interest income and other operating income were offset in part by increases in other operating expenses, which increased by $342,000, or 5%, in the second quarter of 2006, as compared to the second quarter of 2005, due mainly to increases in salary and benefit expenses. The provision for loan losses also increased by $760,000, as compared to the same period in 2005. The increase in earnings per diluted share for the second quarter of 2006 was due in part to the increase in net income and also due to a decrease in shares of common stock outstanding that resulted from shares of common stock repurchased under the Company’s stock repurchase plan.
Net income and earnings per share for the six-month period ending June 30, 2006 increased when compared to net income and earnings per share for the six-month period ending June 30, 2005 as a result of similar changes in the major factors noted above. First, net interest income increased by $1.7 million, or 8%, as compared to the same period ending June 30, 2005. Second, other operating income increased by $1.5 million, or 77%, as compared to the same period in 2005. Third, these increases were offset in part by a $1.2 million increase in other operating expenses that was caused mainly by increases in salary and benefit costs. Finally, the increase in earnings per diluted share was caused in part by the increase in net income and also caused by a decrease in shares of common stock outstanding that resulted from shares of common stock repurchased under the Company’s stock repurchase plan.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the second quarter of 2006 increased $851,000, or 8%, to $11.5 million from $10.7 million in the second quarter of 2005. Net interest income for the six-month period ending June 30, 2006 increased $1.7 million, or 8%, to $22.8 million from $21.2 million in the same period last year. The following table compares average balances and rates for the second quarter and six months ending June 30, 2006 and 2005:

	Three Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2006	2005	$	%	2006	2005	Change
	(Dollars in thousands)
Commercial	$303,173	$285,970	$17,203	6%	9.07%	7.65%	1.42%
Construction/development	141,955	112,794	29,161	26%	10.80%	9.81%	0.99%
Commercial real estate	244,691	256,875	(12,184)	-5%	8.02%	7.20%	0.82%
Consumer	37,090	37,826	(736)	-2%	7.74%	7.19%	0.55%
Other loans	(1,133)	(1,650)	517	-31%

Total loans	725,776	691,815	33,961	5%	9.02%	7.85%	1.17%
Short-term investments	6,501	4,570	1,931	42%	4.74%	2.77%	1.97%
Long-term investments	64,650	62,108	2,542	4%	3.60%	3.62%	-0.02%

Interest-earning assets	796,927	758,493	38,434	5%	8.54%	7.47%	1.07%

Nonearning assets	76,727	60,000	16,727	28%

Total	$873,654	$818,493	$55,161	7%

Interest-bearing liabilities	$602,631	$551,327	$51,304	9%	3.61%	2.47%	1.14%
Demand deposits	176,480	176,679	(199)	0%
Other liabilities	6,471	4,294	2,177	51%
Equity	88,072	86,193	1,879	2%

Total	$873,654	$818,493	$55,161	7%

Net tax equivalent margin on earning assets					5.82%	5.67%	0.15%

	Six Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2006	2005	$	%	2006	2005	Change
	(Dollars in thousands)
Commercial	$294,313	$279,557	$14,756	5%	8.89%	7.50%	1.39%
Construction/development	141,297	116,474	24,823	21%	10.67%	9.53%	1.14%
Commercial real estate	245,854	254,794	(8,940)	-4%	7.96%	7.11%	0.85%
Consumer	36,762	37,625	(863)	-2%	7.69%	7.13%	0.56%
Other loans	(963)	(1,037)	74	-7%

Total loans	717,263	687,413	29,850	4%	8.89%	7.71%	1.18%
Short-term investments	15,397	4,445	10,952	246%	4.33%	2.63%	1.70%
Long-term investments	62,320	61,877	443	1%	3.62%	3.61%	0.01%

Interest-earning assets	794,980	753,735	41,245	5%	8.39%	7.35%	1.04%

Nonearning assets	73,168	57,791	15,377	27%

Total	$868,148	$811,526	$56,622	7%

Interest-bearing liabilities	$598,544	$545,291	$53,253	10%	3.43%	2.30%	1.13%
Demand deposits	176,466	176,320	146	0%
Other liabilities	6,226	4,646	1,580	34%
Equity	86,912	85,269	1,643	2%

Total	$868,148	$811,526	$56,622	7%

Net tax equivalent margin on earning assets					5.81%	5.68%	0.13%

Interest-earning assets averaged $796.9 million and $795 million for the three and six-month periods ending June 30, 2006, respectively, increases of $38.4 million and $41.2 million, respectively, or 5% for each period, over the $758.5 million and $753.7 million average for the three and six-month periods ending June 30, 2005. The tax equivalent yield on interest-earning assets averaged 8.54% and 8.39%, respectively, in the three and six-month periods ending June 30, 2006, increases of 107 and 104 basis points, respectively, from 7.47% and 7.35%, respectively, for the three and six-month periods ending June 30, 2005. We expect this trend of increasing yields on our earning assets to level off in subsequent quarters as the Federal Reserve is expected to stop increasing short-term interest rates later this year.
Loans, the largest category of interest-earning assets, increased by $34 million, or 5%, to an average of $725.8 million in the second quarter of 2006 from $691.8 million in the same period of 2005. During the six-month period ending June 30, 2006, loans increased by $29.9 million, or 4%, to an average of $717.3 million from an average of $687.4 million for the six-month period ending June 30, 2005. Commercial loans and construction loans increased by $17.2 million and $29.2 million, respectively, on average between the second quarters of 2005 and 2006. Real estate term loans and consumer loans decreased by $12.2 million and $736,000, respectively, on average between the second quarters of 2005 and 2006. During the six-month period ending June 30, 2006, commercial loans and construction loans increased by $14.8 million and $24.8 million, respectively, on average as compared to the six-month period ending June 30, 2005. Real estate term loans and consumer loans decreased $8.9 million and $863,000, respectively, on average between the six-month periods ending June 30, 2006 and June 30, 2005. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial and construction loan areas, further declines in commercial real estate, and either no growth or small increases in consumer loans. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. While residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots, the Company believes it has mitigated this effect by gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 9.02% for the second quarter of 2006, an increase of 117 basis points from 7.85% over the same quarter a year ago. During the six-month period ending June 30, 2006, the tax equivalent yield on the loan portfolio averaged 8.89%, an increase of 118 basis points from 7.71% over the same six-month period in 2005.
Interest-bearing liabilities averaged $602.6 million for the second quarter of 2006, an increase of $51.3 million, or 9%, compared to $551.3 million for the same period in 2005. During the six-month period ending June 30, 2006, interest-bearing liabilities averaged $598.5 million, an increase of $53.3 million, or 10%, compared to $545.3 million for the same six-month period in 2005. The average cost of interest-bearing liabilities increased 114 basis points to 3.61% for the second quarter of 2006 compared to 2.47% for the second quarter of 2005. During the six-month period ending June 30, 2006, the average cost of interest bearing-liabilities increased 113 basis points to 3.43% as compared to 2.30% for the same six-month period in 2005. The average cost of funds has increased in response to recent interest rate increases by the Federal Reserve. We expect that the Federal Reserve will stop increasing short-term interest rates later this year, which should cause the increase in the cost of the Company’s deposit accounts to level off and decrease the pressure that this has placed on its net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.82% for the second quarter of 2006 and 5.67% for the same period in 2005. During the six-month period ending June 30, 2006, the Company’s net tax equivalent margin was 5.81% and 5.68% for the same period in 2005. During the second quarter of 2006, the yield on the Company’s loans increased at a faster rate than its deposit costs due in part to the growth of its construction loans, which are the Company’s highest yielding earning asset. In addition, the amount of non-interest bearing demand deposits, other liabilities and equity totaled $285.2 million at June 30, 2006, as compared to $283 million at June 30, 2005. These balances were available to fund loan growth and had the effect of further dampening the deposit rate increases, which lowered the overall increase in the Company’s cost of funds and contributed to the increase in its net tax equivalent margin when comparing the second quarter ended June 30, 2006 to the same period in 2005.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the second quarters and six-month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$490	$450	$40	9%	$974	$851	$123	14%
Purchased receivable income	453	186	267	144%	766	347	419	121%
Employee benefit plan income	385	—	385	N/M	558	—	558	N/M
Electronic banking revenue	192	148	44	30%	362	292	70	24%
Loan servicing fees	125	109	16	15%	241	193	48	25%
Merchant & credit card fees	123	101	22	22%	225	196	29	15%
Equity in earnings from mortgage affiliate	148	82	66	80%	155	61	94	154%
Equity in loss from Elliott Cove	(62)	(134)	72	-54%	(139)	(243)	104	-43%
Security gains (losses)	—	—	—	0%	—	9	(9)	-100%
Other	97	123	(26)	-21%	237	207	30	14%

Total	$1,951	$1,065	$886	83%	$3,379	$1,913	$1,466	77%

Total other operating income for the second quarter of 2006 was $2 million, an increase of $886,000 from $1.1 million in the second quarter of 2005. During the six-month period ending June 30, 2006, total other operating income was $3.4 million, an increase of $1.5 million from $1.9 million for the same six-month period in 2005.
Service charges on the Company’s deposit accounts increased by $40,000, or 9%, to $490,000 in the second quarter of 2006 from $450,000 in the same period a year ago. During the six-month period ending June 30, 2006, deposit service charges increased by $123,000, or 14%, to $974,000 compared to the same six-month period in 2005. In June of 2005, the Company launched its High Performance Checking (“HPC”) product that consisted of several consumer checking accounts tailored to the needs of specific segments of its market, including a totally free checking product. The HPC product was supported with a targeted marketing program and extensive branch sales programs. As a result of its efforts to sell the HPC product, the Company increased the number of its consumer checking accounts and also increased the service charges on its deposit accounts with the increase in the number and activity within these accounts.
Income from the Company’s purchased receivable products increased by $267,000, or 144%, to $453,000 in the second quarter of 2006 from $186,000 in the same period a year ago. During the six-month period ending June 30, 2006, income from purchased receivable products increased by $419,000, or 121%, to $766,000 from $347,000 in the same six-month period in 2005. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, a division of the Bank that began operations in Bellevue, Washington in the third quarter of 2004 and devoted most of its time in 2005 to building its base of operations.
In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. During the second quarter and six-month periods of 2006, the Company included employee benefit plan income from NBG of $385,000 and $558,000, respectively, in its other operating income. In contrast, the Company did not record any income for this item in its other operating income during the same periods in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the third quarter of 2005.

The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate increased by $66,000 to $148,000 during the second quarter of 2006 as compared to $82,000 in the second quarter of 2005. In the six-month period ended June 30, 2006, the Company’s earnings from its mortgage affiliate increased by $94,000 to $155,000 as compared to earnings of $61,000 for the six-month period ended June 30, 2005. During this period, RML Holding Company’s income increased slightly faster than its expenses.
The Company’s share of the loss from Elliott Cove was $62,000 for the second quarter of 2006 as compared to a loss of $134,000 for the same period in 2005. In the six-month period ended June 30, 2006, the Company’s share of the loss from Elliott Cove was $139,000 as compared to a loss of $243,000 for the six-month period ended June 30, 2005. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. However, the fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. Elliott Cove is continuing to build its assets under management. We expect Elliott Cove to reach a breakeven point in its operations late in 2006.
The Company has made additional loans to and investments in Elliott Cove. In the first quarter of 2005, the Company increased this loan commitment to $750,000 from the previous commitment of $500,000. The balance outstanding on this commitment at June 30, 2006 was $725,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investments, the Company’s interest in Elliott Cove increased from a low of 47% to 49% between June 30, 2005 and June 30, 2006.
Other income, as broken out on the table above, decreased by $26,000, or 21%, in the second quarter of 2006 from $123,000 for the same period in 2005. During the six-month period ending June 30, 2006, other income was $237,000, an increase of $30,000 from the same six-month period in 2005. In the first quarter of 2006, through our subsidiary NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. In the three and six-month periods ending June 30, 2006, the company incurred losses of $36,000 and $48,000, respectively, on its investment in PWA. During the second quarter ending June 30, 2006, the losses from PWA were partially offset by commissions that the Company receives for its sales of the Elliott Cove investment products and interest on its loan to Elliott Cove, while in the six-month period ending June 30, 2006 the growth in these two items more than offset the losses from PWA during this same time period. Finally, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the second quarters and six-month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$4,671	$4,426	$245	6%	$9,436	$8,784	$652	7%
Occupancy	597	574	23	4%	1,238	1,141	97	9%
Equipment	357	349	8	2%	698	693	5	1%
Marketing	444	541	(97)	-18%	952	898	54	6%
Intangible asset amortization	120	92	28	30%	241	184	57	31%
Software amortization and maintenance	258	293	(35)	-12%	548	571	(23)	-4%
Professional and outside services	179	170	9	5%	322	356	(34)	-10%
Other expense	1,089	928	161	17%	2,244	1,876	368	20%

Total	$7,715	$7,373	$342	5%	$15,679	$14,503	$1,176	8%

Total other operating expense for the second quarter of 2006 was $7.7 million, an increase of $342,000 from $7.4 million for the same period in 2005. During the six-month period ending June 30, 2006, total other operating expense was $15.7 million, an increase of $1.2 million from $14.5 million in the same six-month period in 2005.
Salaries and benefits increased by $245,000 and $652,000, respectively, or 6% and 7%, for the three and six-month periods ending June 30, 2006 as compared to the same periods a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In the three and six-month periods ending June 30, 2006, the Company included $151,000 and $222,000, respectively, of NBG’s salary and benefit costs in its own salary and benefit costs. Also, in the first quarter of 2006, the Company adopted FASB Statement 123R, Share-Based Payment. As a result, in the three and six-month periods ending June 30, 2006, the Company recorded $53,000 and $147,000, respectively, in expense associated with its stock options.
Occupancy expense increased by $23,000 and $97,000, or 4% and 9%, respectively, for the three and six-month periods ending June 30, 2006 as compared to the same periods a year ago, due in large part to the expansion into additional square footage at several locations.
Marketing expenses decreased by $97,000, or 18%, during the second quarter of 2006 as compared to the second quarter of 2005, as the Company decreased the amount of its advertising for some of its products. During the six-month period ending June 30, 2006, marketing expenses increased by $54,000, or 6%, as compared to the six-month period ending June 30, 2005, due in large part to increased marketing costs related to the HPC Program that the Bank initiated in the latter part of the second quarter of 2005. The Company plans to continue to market this product as it has since the second quarter of 2005 and expects to incur marketing costs for this product in the third and fourth quarters of 2006 in similar amounts to those that it incurred in similar periods in 2005. The Company expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
Intangible asset amortization increased by $28,000 and $57,000, or 30% and 31%, respectively, for the three and six-month periods ending June 30, 2006 as compared to the same periods a year ago, as the Company began to amortize the customer relationship intangible asset associated with NBG. As noted above, the Company purchased an additional 40.1% interest in NBG in December of 2005, which increased its ownership interest in this company to 50.1%. The Company has invested $1.1 million in NBG since its initial investment in the first quarter of 2005 and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the NBG intangible asset over a ten-year period on a straight-line basis. During the second quarter and the six-month period ending June 30, 2006, the amortization expense on the NBG intangible asset was $29,000 and $57,000, respectively, which accounts for the increase in amortization expense during this period. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis.

Professional and outside services increased by $9,000, or 5%, during the second quarter of 2006, up from the decrease of $34,000, or 10% during the six-month period ending June 30, 2006. Finally, other expense increased by $161,000 and $368,000, or 17% and 20%, respectively, for the three and six-month periods ending June 30, 2006 due to increases in a variety of expense items during those periods.
Income Taxes
The provision for income taxes increased by $249,000, or 15%, to $1.9 million in the second quarter of 2006 compared to $1.6 million in the same period in 2005. The effective tax rates for the second quarter of 2006 and 2005 were 39% and 38%, respectively. The Company expects that its tax rate for the rest of 2006 will be approximately similar to the tax rate of the second quarter of this year. The provision for income taxes increased $397,000, or 12%, to $3.6 million in the first six months of 2006 compared to $3.2 million in the same period in 2005. The effective tax rates for the first six months of 2006 and 2005 were both 38%.
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
Loans are the highest yielding component of our earning assets. Average loans were $34 million, or 5%, greater in the second quarter of 2006 than in the same period of 2005. Loans comprised 91% of total average earning assets for both of the quarters ending June 30, 2006 and 2005. The yield on loans averaged 9.02% for the quarter ended June 30, 2006, compared to 7.85% during the same period in 2005.
The loan portfolio grew $28 million, or 4% from $699.7 million at June 30, 2005, to $728.1 million at June 30, 2006. Commercial loans increased $9.8 million, or 3%, commercial real estate loans decreased $14.1 million, or 6%, construction loans increased $30.6 million, or 28%, and consumer loans increased $125,000, or less than 1%, from June 30, 2005 to June 30, 2006. Funding for the growth in loans between the periods came primarily from an increase in interest-bearing sources of funds and capital. We expect the loan portfolio to continue to grow in the same manner with more growth in the commercial and construction loan areas, further declines in commercial real estate due to additional refinance activity and competitive pressures, and either no growth or small increases in consumer loans. While residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots, the Company believes it has mitigated this effect by gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth.
Loan Portfolio Composition: Loans increased to $728.1 million at June 30, 2006, from $705.1 million at December 31, 2005. At June 30, 2006, 50% of the portfolio was scheduled to mature over the next 12 months, and 22% was scheduled to mature between July 1, 2007, and June 30, 2011. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 50% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2006		December 31, 2005		June 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$312,526	43%	$287,617	41%	$302,735	43%
Construction/development	139,825	19%	131,532	19%	109,212	16%
Commercial real estate	238,657	33%	252,395	36%	252,715	36%
Consumer	38,237	5%	36,519	5%	38,113	5%
Loans in process	1,947	0%	—	0%	287	0%
Unearned loan fees	(3,104)	0%	(3,004)	0%	(3,399)	0%

Total loans	$728,088	100%	$705,059	100%	$699,663	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Nonaccrual loans	$4,686	$5,090	$5,706
Accruing loans past due 90 days or more	1,846	981	1,095
Restructured loans	—	—	—

Total nonperforming loans	6,532	6,071	6,801
Real estate owned	—	105	—

Total nonperforming assets	$6,532	$6,176	$6,801

Allowance for loan losses	$11,581	$10,706	$10,882

Nonperforming loans to portfolio loans	0.90%	0.86%	0.97%
Nonperforming assets to total assets	0.74%	0.69%	0.81%
Allowance to portfolio loans	1.59%	1.52%	1.56%
Allowance to nonperforming loans	177%	176%	160%
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
Total nonperforming loans at June 30, 2006, were $6.5 million, or 0.90%, of total portfolio loans, an increase of $461,000 from $6.1 million at December 31, 2005, and a decrease of $269,000 from $6.8 million at June 30, 2005. The increase in the non-performing loans in the second quarter of 2006 from the end of 2005, was due in large part to an $865,000 increase in accruing loans that were 90 days or more past due. The Company plans to continue to devote resources to resolve its non-performing loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.

At June 30, 2006, December 31, 2005, and June 30, 2005, the Company had loans measured for impairment of $21.1 million, $18.3 million, and $10.7 million, respectively. A specific allowance of $3.1 million, $2.6 million, and $502,000, respectively, was established for these periods. The increase in loans measured for impairment at June 30, 2006, as compared to December 31, 2005, resulted mainly from the addition of two commercial loan relationships and additional advances to a loan that was included in loans measured for impairment at Decembers 31, 2005 and June 30, 2006. The increase in loans measured for impairment at December 31, 2005, as compared to June 30, 2005, resulted mainly from the addition of four loans that total $8.2 million and are part of two borrower relationships.
Potential Problem Loans: At June 30, 2006 the Company had $6.2 million in potential problem loans, as compared to $5 million at June 30, 2005 as a result of adding two loans to the listing of potential problem loans and deleting one loan from this list. One loan in the amount of $4.1 million was included in loans measured for impairment at June 30, 2006 while the other loan in the amount of $2.1 million was not included in loans measured for impairment. At December 31, 2005, the Company had potential problem loans of $9.1 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses and Loan Loss Provision: The Company maintains an Allowance for Loan Losses to recognize inherent and probable losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses was $11.6 million, or 1.59% of total portfolio loans outstanding, at June 30, 2006, compared to $10.9 million, or 1.56%, of total portfolio loans at June 30, 2005. The Allowance for Loan Losses represented 177% of non-performing loans at June 30, 2006, as compared to 160% of non-performing loans at June 30, 2005.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $860,000 for the three-month period ending June 30, 2006 to account for loan growth, loan charge-offs, and an increase in the allowance for impaired loans. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,870	$10,733	$10,706	$10,764
Charge-offs:
Commercial	195	230	195	301
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	65	26	69	33

Total charge-offs	260	256	264	334
Recoveries:
Commercial	105	294	215	300
Construction/development	—	—	—	15
Commercial real estate	—	—	—	15
Consumer	6	11	10	22

Total recoveries	111	305	225	352
Net, (recoveries) charge-offs	149	(49)	39	(18)
Provision for loan losses	860	100	914	100

Balance at end of period	$11,581	$10,882	$11,581	$10,882

The provision for loan losses for the three and six-month periods ending June 30, 2006 was $860,000 and $914,000, respectively, as compared to a provision for loan losses of $100,000 for both the three and six-month periods ending June 30, 2005. During the three-month period ending June 30, 2006, there was $149,000 in net loan charge-offs as compared to $49,000 of net loan recoveries for the same period in 2005. The increase in net loan charge-offs resulted from an increase in gross charge-offs, which increased from $256,000 to $260,000 during this period. Also, loan recoveries decreased during this same time period from $305,000 for the three-month period ending June 30, 2005 to $111,000 for the three-month period ending June 30, 2006. During the six-month period ending June 30, 2006 there were $39,000 in net loan charge-offs as compared to $18,000 in net loan recoveries for the same period in 2005. The increase in net loan charge-offs during this six-month period resulted mainly from a decrease in gross loan recoveries, which decreased by $127,000 to $225,000 for the six-month period ending June 30, 2006.
Management believes that on the basis of its review of the performance of the loan portfolio and the various methods that it uses to analyze its Allowance for Loan Losses that at June 30, 2006 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $58.5 million at June 30, 2006, an increase of $3.6 million from $55 million at December 31, 2005, and a decrease of $3.3 million, or 5%, from $61.8 million at June 30, 2005. Investment securities designated as available for sale comprised 81% of the investment portfolio at June 30, 2006, 95% at December 31, 2005, and 96% at June 30, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2006, $14.3 million in securities, or 24%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $27 million, or 44%, at June 30, 2005.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of new funds. Total deposits decreased $19 million to $760.8 million at June 30, 2006, from $779.9 million at December 31, 2005, and increased $29.1 million from $731.8 million at June 30, 2005. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2006, the Company had $96.3 million in certificates of deposit, of which $75.7 million, or 79% of total certificates of deposit, are scheduled to mature over the next 12 months compared to $92.1 million, or 83% of total certificates of deposit, at December 31, 2005, and to $122.2 million, or 86% of total certificates of deposit at June 30, 2005.
The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	June 30, 2006		December 31, 2005		June 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Remaining maturity:
Three months or less	$29,409	31%	$46,271	42%	$29,559	21%
Over three through twelve months	46,332	48%	45,834	41%	92,623	65%
Over twelve months	20,547	21%	18,475	17%	19,830	14%

Total	$96,289	100%	$110,580	100%	$142,012	100%

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at June 30, 2006, was $203.4 million, an increase of $44.8 million as compared to the balance of $158.6 million at June 30, 2005 and an increase of $5.4 million from a balance of $198 million at December 31, 2005. We expect the total balance of the Alaska CD to continue to increase because the product provides a competitive interest rate with the added flexibility of an open-ended maturity.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund that were classified as certificates of deposit greater than $100,000 on its balance sheet, collateralized by a letter of credit issued by the Federal Home Loan Bank (“FHLB”).
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At June 30, 2006, the Company’s maximum borrowing line from the FHLB was $107 million, approximately 12% of the Company’s assets. At June 30, 2006, there was $2.4 million outstanding on the line and an additional $15.2 million committed to secure public deposits, compared to an outstanding balance of $2.6 million and additional commitments of $15.5 million at December 31, 2005. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $3.8 million in other borrowings outstanding at June 30, 2006, as compared to $5.8 million in other borrowings outstanding at December 31, 2005. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At June 30, 2006, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2006 and December 31, 2005, the Company’s commitments to extend credit and to provide letters of credit amounted to $161.8 million and $172.1 million respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $88.4 million at June 30, 2006, compared to $84.5 million at December 31, 2005 and $86 million at June 30, 2005. The Company earned net income of $2.9 million during the three-month period ending June 30, 2006, authorized dividends of $726,000, issued 18,000 shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2006, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of June 30, 2006:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.29%	10.35%
Total risk-based capital	8.00%	10.00%	13.55%	11.60%
Leverage ratio	4.00%	5.00%	11.58%	9.77%
The capital ratios for the Company exceed those for the Bank primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the second quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

Stock Repurchase Plan
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending June 30, 2006, the Company did not repurchase any shares, which left the total shares repurchased under this program at 550,942 shares since its inception at a total cost of $10.8 million. There were 59,713 shares remaining under the Plan at June 30, 2006. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 8.32% at June 30, 2006. The interest cost to the Company on these debentures was $168,000 in the period ending June 30, 2006 and $125,000 in the same period in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 6.70% at June 30, 2006. The interest cost to the Company on these debentures was $155,000 for the period ending June 30, 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

CAPITAL EXPENDITURES AND COMMITMENTS
During the six-month period ending June 30, 2006, the Company purchased a commercial lot in the amount of $828,000 on which it plans to construct a branch in Fairbanks, Alaska. In addition, during the three-month period ending June 30, 2006, the Company made a commitment to purchase a commercial lot in the amount of $882,000 on which it plans to construct a branch in Anchorage, Alaska.

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
The results of the simulation model at June 30, 2006, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.8 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.7 million over the next 12 months. Due to the fact that interest rates are coming off of historically low levels, the simulation model did not take the 100-point decrease in interest rates into full effect. As a result, this decrease in interest rates in the simulation model had less of a positive effect on net interest income because interest-bearing liabilities did not bear the full effect of the interest rate decline, which resulted in a larger interest expense in this situation.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company did not repurchase any of its common stock during the second quarter of 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 4, 2006. The matter voted on by shareholders was the election of directors.
1. ELECTION OF DIRECTORS
The following individuals were nominated and elected by the shareholders to serve as directors until the 2007 election of directors or until their successors are elected and have qualified:

Larry S. Cash	Christopher N. Knudson
Mark G. Copeland	R. Marc Langland
Frank A. Danner	Richard L. Lowell
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling

	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES
CASH, LARRY S.	5,347,601	65,894	5,413,495	379,966	5,793,461
COPELAND, MARK G.	5,318,926	94,569	5,413,495	379,966	5,793,461
DANNER, FRANK A.	4,523,273	890,222	5,413,495	379,966	5,793,461
DAVIS, RONALD A.	5,363,143	50,352	5,413,495	379,966	5,793,461
DRABEK, ANTHONY	5,368,432	45,063	5,413,495	379,966	5,793,461
KNUDSON, CHRISTOPHER N.	4,522,594	890,901	5,413,495	379,966	5,793,461
LANGLAND, R. MARC	4,464,042	949,453	5,413,495	379,966	5,793,461
LOWELL, RICHARD L.	5,375,216	38,279	5,413,495	379,966	5,793,461
ROWAN, IRENE SPARKS	5,379,643	33,852	5,413,495	379,966	5,793,461
SWALLING, JOHN C.	5,364,443	49,052	5,413,495	379,966	5,793,461

ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS
10.1	Employment Agreement with Joseph M. Beedle(1)

10.1	Amended and Restated Employment Agreement with R. Marc Langland(2)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 2, 2006.

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

August 8, 2006	By	/s/ R. Marc Langland R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 8, 2006	By	/s/ Joseph M. Schierhorn Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)