Form 10-Q
period 2006-09-30
NORTHRIM BANCORP INC
filed 2006-11-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☐          No ☑
The number of shares of the issuer’s Common Stock outstanding at November 6, 2006 was 6,109,426.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2006, December 31, 2005, and September 30, 2005

	September 30,	December 31,	September 30,
	2006	2005	2005
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$30,316	$28,854	$31,460
Money market investments	39,778	60,836	7,330

Investment securities held to maturity	11,778	936	936
Investment securities available for sale	62,550	52,483	57,618
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	75,884	54,975	60,110
Loans	698,076	705,059	710,944
Allowance for loan losses	(12,646)	(10,706)	(11,248)

Net loans	685,430	694,353	699,696
Purchased receivables	20,215	12,198	10,532
Accrued interest receivable	5,473	4,397	3,972
Premises and equipment, net	11,888	10,603	10,762
Intangible assets	7,024	7,385	6,358
Other assets	25,592	21,979	19,537

Total Assets	$901,600	$895,580	$849,757

LIABILITIES
Deposits:
Demand	$196,466	$196,616	$180,832
Interest-bearing demand	83,178	75,988	69,465
Savings	49,436	46,790	48,415
Alaska CDs	209,290	197,989	175,110
Money market	156,564	151,903	140,855
Certificates of deposit less than $100,000	57,296	59,331	60,776
Certificates of deposit greater than $100,000	24,557	51,249	70,805

Total deposits	776,787	779,866	746,258

Borrowings	5,767	8,415	7,622
Junior subordinated debentures	18,558	18,558	8,000
Other liabilities	8,218	4,267	4,879

Total liabilities	809,330	811,106	766,759

Minority interest in subsidiaries	27	—	—

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,109,426; 5,803,487; and 6,130,992 shares issued and outstanding at September 30, 2006, December 31, 2005, and September 30, 2005, respectively	6,109	5,803	5,840
Additional paid-in capital	46,177	39,161	40,016
Retained earnings	40,298	39,999	37,550
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(341)	(489)	(408)

Total shareholders’ equity	92,243	84,474	82,998

Total Liabilities and Shareholders’ Equity	$901,600	$895,580	$849,757

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$16,601	$14,364	$48,165	$40,590
Interest on investment securities:
Assets available for sale	638	557	1,604	1,662
Assets held to maturity	87	10	247	11
Interest on money market investments	515	116	852	174

Total Interest Income	17,841	15,047	50,868	42,437

Interest Expense
Interest expense on deposits and borrowings	5,904	3,910	16,106	10,142

Net Interest Income	11,937	11,137	34,762	32,295

Provision for loan losses	850	428	1,764	528

Net Interest Income After Provision for Loan Losses	11,087	10,709	32,998	31,767

Other Operating Income
Service charges on deposit accounts	494	475	1,468	1,327
Purchased receivable income	579	308	1,345	654
Employee benefit plan income	271	—	829	—
Equity in earnings from mortgage affiliate	317	276	472	337
Equity in loss from Elliott Cove	(53)	(104)	(192)	(347)
Other income	595	539	1,660	1,436

Total Other Operating Income	2,203	1,494	5,582	3,407

Other Operating Expense
Salaries and other personnel expense	4,790	4,489	14,226	13,273
Occupancy, net	626	616	1,864	1,757
Equipment expense	325	332	1,023	1,025
Marketing expense	445	497	1,397	1,395
Intangible asset amortization expense	121	92	362	276
Other operating expense	1,354	1,579	4,468	4,381

Total Other Operating Expense	7,661	7,605	23,340	22,107

Income Before Income Taxes and Minority Interest	5,629	4,598	15,240	13,067
Minority interest in subsidiaries	70	—	218	—

Income Before Income Taxes	5,559	4,598	15,022	13,067
Provision for income taxes	2,108	1,756	5,737	4,989

Net Income	$3,451	$2,842	$9,285	$8,078

Earnings Per Share, Basic	$0.56	$0.46	$1.52	$1.28
Earnings Per Share, Diluted	$0.56	$0.44	$1.50	$1.24

Weighted Average Shares Outstanding, Basic	6,122,657	6,215,672	6,114,898	6,330,847
Weighted Average Shares Outstanding, Diluted	6,209,633	6,401,606	6,198,324	6,517,951
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net income	$3,451	$2,842	$9,285	$8,078

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	351	(259)	148	(407)

Less: reclassification adjustment for gains	—	—	—	5

Comprehensive Income	$3,802	$2,583	$9,433	$7,666

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$9,285	$8,078

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	—	(9)
Depreciation and amortization of premises and equipment	821	919
Amortization of software	292	407
Intangible asset amortization	362	276
Amortization of investment security premium, net of discount accretion	(68)	8
Deferred tax (benefit)	(1,237)	(1,077)
Stock-based compensation	287	—
Excess tax benefits from share-based payment arrangements	(166)	—
Deferral of loan fees and costs, net	124	444
Provision for loan losses	1,764	528
Distributions in excess of earnings from RML	53	145
Equity in loss from Elliott Cove	192	347
Minority interest in subsidiaries	218	—
(Increase) in accrued interest receivable	(1,076)	(294)
(Increase) decrease in other assets	(3,317)	(468)
Increase of other liabilities	4,185	1,050

Net Cash Provided by Operating Activities	11,719	10,354

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(14,802)	(10,873)
Purchases of investment securities-held-to-maturity	(10,907)	(277)
Proceeds from sales/maturities of securities-available-for-sale	5,053	12,005
Proceeds from calls/maturities of securities-held-to-maturity	65	65
Investment in Federal Home Loan Bank stock, net	—	(254)
Investment in purchased receivables, net	(8,017)	(8,341)
Investments in loans:
Sales of loans and loan participations	18,753	14,350
Loans made, net of repayments	(11,718)	(47,513)
Investment in Elliott Cove	(210)	(150)
Investment in NBG	—	(237)
Loan to Elliott Cove, net of repayments	125	(650)
Repayment of loan to PWA	385	—
Purchases of premises and equipment	(2,106)	(1,098)

Net Cash (Used) by Investing Activities	(23,379)	(42,973)

Financing Activities:
Increase (decrease) in deposits	(3,079)	47,197
Increase (decrease) in borrowings	(2,648)	1,144
Distributions to minority interests	(191)	—
Proceeds from issuance of common stock	231	287
Excess tax benefits from share-based payment arrangements	166	—
Repurchase of common stock	(410)	(6,395)
Cash dividends paid	(2,005)	(1,917)

Net Cash Provided (Used) by Financing Activities	(7,936)	40,316

Net Increase (Decrease) in Cash and Cash Equivalents	(19,596)	7,697
Cash and cash equivalents at beginning of period	89,690	31,093

Cash and cash equivalents at end of period	$70,094	$38,790

Supplemental Information:
Income taxes paid	$6,390	$5,075

Interest paid	$16,139	$9,704

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2006 and 2005
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK REPURCHASE
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending September 30, 2006, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 550,942 shares since its inception at a total cost of $10.8 million. There were 59,713 shares remaining under the Plan at September 30, 2006. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. ACCOUNTING PRONOUNCEMENTS
Between February of 2006 and September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instrument, Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Statement No. 157, Fair Value Measurements, Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R, and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The Company believes the adoption of these Statements will have no impact on its financial statements.
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

The adoption of FASB No. 123R resulted in stock compensation expense of $53,000 for the three-month period ending September 30, 2006. The Company recognized a tax benefit of $22,000 related to this stock compensation expense.
The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under FASB 123R. The Company recognizes the fair value of the restricted stock units and stock options as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $29,000 on the fair value of restricted stock units and $53,000 on the fair value of stock options for a total of $82,000 in stock-based compensation expense for the three-month period ending September 30, 2006.
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

	Granted
	Nov. 2005	Dec. 2004
Stock Options:
Expected option life (years)	8	8
Risk free rate	4.45%	4.09%
Dividends per Share	$0.50	$0.44
Expected volatility factor	37.06%	39.28%
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

Fair Value Disclosures –Prior to FASB 123R Adoption
     Stock-based compensation for the period prior to January 1, 2006 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB 123R had been applied to all outstanding and unvested awards in periods prior to January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(Dollars in thousands, except per share data)
Net income, as reported	$2,842	$8,078
Deduct: Stock-based employee compensation expense arising from the adoption of FASB 123(R),	(42)	(126)

Net income, pro forma	$2,800	$7,952

Earnings per share, basic As reported	$0.46	$1.28
Pro forma	$0.45	$1.25
Earnings per share, diluted As reported	$0.44	$1.24
Pro forma	$0.44	$1.22
Prior to the adoption of FASB 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. FASB 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB 123R. Accordingly, the Company has recognized these excess tax benefits in the condensed statement of cash flow for the quarterly period ended September 30, 2006.
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
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2006		December 31, 2005		September 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$293,427	42%	$287,617	41%	$295,246	42%
Construction/development	150,772	22%	131,532	19%	121,468	17%
Commercial real estate	215,664	31%	252,395	36%	260,138	37%
Consumer	41,032	6%	36,519	5%	36,939	5%
Loans in process	309	0%	—	0%	462	0%
Unearned loan fees	(3,128)	0%	(3,004)	0%	(3,309)	0%

Total loans	$698,076	100%	$705,059	100%	$710,944	100%

5. ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
The Company maintains an Allowance for Loan Losses (the “Allowance”) to absorb losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, in addition to a specific allowance for impaired loans, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $850,000 for the three-month period ending September 30, 2006 to account for increases in non-performing loans and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$11,581	$10,882	$10,706	$10,764
Charge-offs:
Commercial	257	104	452	405
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	2	21	71	54

Total charge-offs	259	125	523	459
Recoveries:
Commercial	437	58	652	358
Construction/development	—	—	—	15
Commercial real estate	28	—	28	15
Consumer	9	5	19	27

Total recoveries	474	63	699	415
Net, (recoveries) charge-offs	(215)	62	(176)	44
Provision for loan losses	850	428	1,764	528

Balance at end of period	$12,646	$11,248	$12,646	$11,248

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Nonaccrual loans	$5,532	$5,090	$5,407
Accruing loans past due 90 days or more	2,811	981	446
Restructured loans	—	—	—

Total nonperforming loans	8,343	6,071	5,853
Real estate owned	—	105	—

Total nonperforming assets	$8,343	$6,176	$5,853

Allowance for loan losses	$12,646	$10,706	$11,248

At September 30, 2006, December 31, 2005, and September 30, 2005, the Company had loans measured for impairment of $27.5 million, $18.3 million, and $18.9 million, respectively. A specific allowance of $3.7 million, $2.6 million, and $1.6 million, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2006, as compared to December 31, 2005, resulted mainly from the addition of two commercial loan relationships, one commercial real estate project, one land development loan, and additional advances on a commercial real estate construction loan commitment with a long-term financing commitment independent of the Company that was included in loans measured for impairment at December 31, 2005 and September 30, 2006. The decrease in loans measured for impairment at December 31, 2005 as compared to September 30, 2005 resulted mainly from an $800,000 charge-off that was taken in the fourth quarter of 2005 against a commercial loan that had a $1.1 million balance as of September 30, 2005.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $75.9 million at September 30, 2006, an increase of $20.9 million, or 38%, from $55 million at December 31, 2005, and an increase of $15.8 million, or 26%, from $60.1 million at September 30, 2005. Investment securities designated as available for sale comprised 82% of the investment portfolio at September 30, 2006, 95% at December 31, 2005, and 96% at September 30, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2006, $14.7 million in securities, or 19%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $18.6 million, or 31%, at September 30, 2005.
7.	OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three and nine-month periods ending September 30, 2006, the Company included employee benefit plan income from NBG of $271,000 and $829,000, respectively, in its Other Operating Income. In contrast, the Company did not record any income for this item in its Other Operating Income during the same periods in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the second quarter of 2005.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending September 30, 2006, the Company’s earnings from RML Holding Company increased by $41,000 to $317,000 as compared to $276,000 for the three-month period ending September 30, 2005. In the nine-month period ending September 30, 2006, the Company’s earnings from RML Holding Company increased by $135,000 to $472,000 as compared to earnings of $337,000 for the nine-month period ending September 30, 2005. In both cases, RML Holding Company benefited from an increase in gross income from its expanded operations with income growing at a faster rate than expenses, particularly in the three-month period ending September 30, 2006 as compared to the same period in 2005.
The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had losses since that time as it continues to build its assets under management. In July of 2003, the Company made a commitment to loan $625,000 to Elliott Cove. In the second quarter of 2004, the Company converted the loan into an additional equity interest in Elliott Cove. At the time of the conversion, the amount outstanding on this loan was $625,000. During the first, second, and third quarters of 2004, other investors made additional investments in Elliott Cove. In addition, the Company made a separate commitment to loan Elliott Cove $500,000 during the first quarter of 2004. In the first quarter of 2005, the Company increased this loan commitment to $750,000. The balance outstanding on this commitment at September 30, 2006 was $550,000. Finally, in the third quarter of 2005 and the first and third quarters of 2006, the Company made additional investments totaling $360,000 in Elliott Cove. Other investors also made additional investments in Elliott Cove during this same time period. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of its $625,000 loan and its additional investments, its interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and September 30, 2006.
The Company’s share of the loss from Elliott Cove for the third quarter of 2006 was $53,000, as compared to a loss of $104,000 in the third quarter of 2005. In the nine-month period ending September 30, 2006, the Company’s share of the loss from Elliott Cove was $192,000 as compared to a loss of $347,000 for the nine-month period ending September 30, 2005. The loss that the Company realized on its investment in Elliott Cove decreased for the three and nine-month periods ending September 30, 2006 as compared to the same periods in 2005 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses and resulted in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three and nine-month periods ending September 30, 2006, the Company incurred losses of $56,000 and $104,000, respectively on its investment in PWA, which reduced other income during this period. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
8. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2006, the Company held no certificates of deposit for the Alaska Permanent Fund. In contrast, at September 30, 2005, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund Corporation.
9. STOCK INCENTIVE PLAN
The Company has set aside 315,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at September 30, 2006 was 400,348, which includes 103,825 shares granted under the 2004 Plan leaving 219,264 shares available for future awards. This information has been adjusted for the 5% stock dividend paid on September 1, 2006. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant.
In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Options and Restricted Stock Outstanding
Stock options outstanding and exercisable at September 30, 2006 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2006	429,696	$12.89
Changes during the period:
Granted	—	—
Exercised	(41,642)	10.16
Forfeited	(4,529)	20.33

Outstanding at September 30, 2006	383,525	$13.11

Options exercisable at September 30, 2006	317,548	$11.08
Unexercisable options at September 30, 2006	65,977	$22.85
The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at September 30, 2006 was $5.1 million, $4.8 million, and $227,000, respectively. The weighted average remaining life of options outstanding and options exercisable at September 30, 2006 is 5.3 and 4.6 years, respectively. The Company withheld $44,385 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three months ended September 30, 2006. The Company recognized an $87,000 tax deduction related to the exercise of these stock options during the third quarter ending September 30, 2006. The intrinsic value of the options that were exercised during the third quarter of 2006 was $237,000, which represents the difference between the fair market value of the options at the date of exercise and their exercise price. A portion of these options with an intrinsic value of $24,000 at the date of exercise was incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. This information has been adjusted for the 5% stock dividend paid on September 1, 2006. Thus, the Company’s tax deduction was based on options exercised and sold during the third quarter of 2006 with a total intrinsic value of $212,000.
The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the three-month periods ending September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Weighted-average grant-date fair value of stock options granted:	$—	$—
Total fair value of shares vested during the period:	57	—
Total intrinsic value of options exercised:	237	111

Restricted stock grants outstanding at September 30, 2006 are as follows:

		Weighted
	Number of	Average Fair
	Shares	Value

Outstanding at January 1, 2006	15,507	$22.76
Changes during the period:
Granted	2,625	23.03
Vested	—	—
Forfeited	(1,307)	22.77

Outstanding at September 30, 2006	16,825	$22.81

The unamortized stock-based payment and the weighted average expense period remaining at September 30, 2006 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
	(Dollars in thousands)
Stock options	$405	1.7
Restricted stock	203	1.7

Total	$608	1.7

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
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company. We also hold a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company and mortgage affiliate”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also now operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington.
SUMMARY OF THIRD QUARTER RESULTS
At September 30, 2006, the Company had assets of $901.6 million and gross portfolio loans of $698.1 million, respectively, an increase of 6% for assets and a decrease of 2% for loans, respectively, as compared to the balances for these accounts at September 30, 2005. The Company’s net income and diluted earnings per share at September 30, 2006, were $3.5 million and $0.56, respectively, an increase of 21% and 27%, respectively, as compared to the same period in 2005. For the third quarter, the Company’s net interest income increased $800,000, or 7%, its provision for loan losses increased $422,000, or 99%, its other operating income increased $709,000, or 47%, and its other operating expenses increased $56,000, or 1%, as compared to the third quarter a year ago.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended September 30, 2006, was $3.5 million, or $0.56 per diluted share, an increase in net income of 21%, and a 27% increase in diluted earnings per share as compared to net income of $2.8 million and diluted earnings per share of $0.44, respectively, for the third quarter of 2005.
Net income for the nine months ending September 30, 2006, was $9.3 million, an increase of $1.2 million, or 15%, from $8.1 million for the nine months ending September 30, 2005. Diluted earnings per share were $1.50 for the nine-month period ended September 30, 2006, compared to diluted earnings per share of $1.24 in the same period in 2005.
The increase in net income for the three-month period ending September 30, 2006 was the result of several factors. Net interest income increased $800,000, or 7%, as compared to the same period in 2005, as a result of the increase in earning assets and higher growth of interest income as opposed to interest expense. In addition, other operating income increased $709,000, or 47%, as compared to the same period in 2005, in large part as a result of growth in purchased receivable and employee benefit income with each increasing by $271,000 as compared to the third quarter ending September 30, 2005. The increases in net interest income and other operating income were offset in part by increases in other operating expenses, which increased by $56,000, or 1%, in the third quarter of 2006, as compared to the third quarter of 2005, due mainly to increases in salary and benefit expenses. The provision for loan losses also increased by $422,000, as compared to the same period in 2005. The increase in earnings per diluted share for the third quarter of 2006 as compared to the third quarter of 2005 was due in part to the increase in net income and also due to a decrease in the number of shares of common stock outstanding resulting from common stock repurchases under the Company’s stock repurchase plan.
Net income and earnings per share for the nine-month period ending September 30, 2006 increased when compared to net income and earnings per share for the nine-month period ending September 30, 2005 as a result of similar changes in the major factors noted above. First, net interest income increased by $2.5 million, or 8%, as compared to the same period ending September 30, 2005. Second, other operating income increased by $2.2 million, or 64%, as compared to the same period in 2005. Third, these increases were offset in part by $1.2 million increases in both the provision for loan losses and other operating expense. The increase in other operating expense was caused mainly by increases in salary and benefit costs. Finally, the increase in earnings per diluted share was caused in part by the increase in net income and also caused by a decrease in the number of shares of common stock outstanding resulting from common stock repurchases under the Company’s stock repurchase plan.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the third quarter of 2006 increased $800,000, or 7%, to $11.9 million from $11.1 million in the third quarter of 2005, as a result of the increase in earning assets and higher growth of interest income as opposed to interest expense. Net interest income for the nine-month period ending September 30, 2006 increased $2.5 million, or 8%, to $34.8 million from $32.3 million in the nine-month period last year for the same reasons that drove the increase in interest income in the third quarter ending September 30, 2006. The following table compares average balances and rates for the third quarter and nine months ending September 30, 2006 and 2005:

	Three Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2006	2005	$	%	2006	2005	Change
	(Dollars in thousands)
Commercial	$301,429	$296,251	$5,178	2%	9.22%	7.90%	1.32%
Construction/development	145,786	115,837	29,949	26%	11.28%	10.28%	1.00%
Commercial real estate	224,436	255,425	(30,989)	-12%	8.26%	7.41%	0.85%
Consumer	39,893	37,607	2,286	6%	7.79%	7.34%	0.45%
Other loans	(1,428)	(1,187)	(241)	20%

Total loans	710,116	703,933	6,183	1%	9.29%	8.11%	1.18%
Short-term investments	39,383	13,483	25,900	192%	5.12%	3.36%	1.76%
Long-term investments	72,161	62,141	10,020	16%	4.18%	3.65%	0.53%

Interest-earning assets	821,660	779,557	42,103	5%	8.64%	7.67%	0.97%

Nonearning assets	78,901	66,535	12,366	19%

Total	$900,561	$846,092	$54,469	6%

Interest-bearing liabilities	$609,924	$570,185	$39,739	7%	3.83%	2.72%	1.11%
Demand deposits	192,398	185,291	7,107	4%
Other liabilities	7,076	5,915	1,161	20%
Equity	91,163	84,701	6,462	8%

Total	$900,561	$846,092	$54,469	6%

Net tax equivalent margin on earning assets					5.79%	5.68%	0.11%

	Nine Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2006	2005	$	%	2006	2005	Change
	(Dollars in thousands)
Commercial	$296,711	$285,183	$11,528	4%	9.00%	7.64%	1.36%
Construction/development	142,921	116,260	26,661	23%	10.87%	9.79%	1.08%
Commercial real estate	238,636	255,007	(16,371)	-6%	8.06%	7.21%	0.85%
Consumer	37,817	37,619	198	1%	7.73%	7.20%	0.53%
Other loans	(1,121)	(1,089)	(32)	3%

Total loans	714,964	692,980	21,984	3%	9.02%	7.85%	1.17%
Short-term investments	23,480	7,491	15,989	213%	4.78%	3.07%	1.71%
Long-term investments	65,636	61,966	3,670	6%	3.90%	3.63%	0.27%

Interest-earning assets	804,080	762,437	41,643	5%	8.48%	7.46%	1.02%

Nonearning assets	75,115	60,738	14,377	24%

Total	$879,195	$823,175	$56,020	7%

Interest-bearing liabilities	$602,504	$553,680	$48,824	9%	3.57%	2.45%	1.12%
Demand deposits	181,835	179,343	2,492	1%
Other liabilities	6,514	5,074	1,440	28%
Equity	88,342	85,078	3,264	4%

Total	$879,195	$823,175	$56,020	7%

Net tax equivalent margin on earning assets					5.81%	5.68%	0.13%

Interest-earning assets averaged $821.7 million and $804.1 million for the three and nine-month periods ending September 30, 2006, respectively, increases of $42.1 million and $41.6 million, respectively, or 5% for each period, over the $779.6 million and $762.4 million average for the three and nine-month periods ending September 30, 2005. The tax equivalent yield on interest-earning assets averaged 8.64% and 8.48%, respectively, in the three and nine-month periods ending September 30, 2006, increases of 97 and 102 basis points, respectively, from 7.67% and 7.46%, respectively, for the three and nine-month periods ending September 30, 2005. We expect this trend of increasing yields on our earning assets to level off in subsequent quarters as the Federal Reserve has not increased short-term interest rates since June of 2006.
Loans, the largest category of interest-earning assets, increased by $6.2 million, or 1%, to an average of $710.1 million in the third quarter of 2006 from $703.9 million in the third quarter of 2005. During the nine-month period ending September 30, 2006, loans increased by $22 million, or 3%, to an average of $715 million from an average of $693 million for the nine-month period ending September 30, 2005. Commercial, construction, and consumer loans increased by $5.2 million, $29.9 million, and $2.3 million, respectively, on average between the third quarters of 2005 and 2006. Real estate term loans decreased by $31 million on average between the third quarters of 2005 and 2006. During the nine-month period ending September 30, 2006, commercial, construction, and consumer loans increased by $11.5 million, $26.7 million, and $198,000, respectively, on average as compared to the nine-month period ending September 30, 2005. Real estate term loans decreased $16.4 million on average between the nine-month periods ending September 30, 2006 and September 30, 2005. We expect the loan portfolio to grow in the future with moderate growth in the commercial and construction loan areas, further declines in commercial real estate, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. While overall residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots and sales activity, the Company believes it has offset this effect by acquiring additional residential construction customers and gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth. The tax equivalent yield on the loan portfolio averaged 9.29% for the third quarter of 2006, an increase of 118 basis points from 8.11% over the same quarter a year ago. During the nine-month period ending September 30, 2006, the tax equivalent yield on the loan portfolio averaged 9.02%, an increase of 117 basis points from 7.85% over the same nine-month period in 2005.
Interest-bearing liabilities averaged $609.9 million for the third quarter of 2006, an increase of $39.7 million, or 7%, compared to $570.2 million for the same period in 2005. During the nine-month period ending September 30, 2006, interest-bearing liabilities averaged $602.5 million, an increase of $48.8 million, or 9%, compared to $553.7 million for the same nine-month period in 2005. The average cost of interest-bearing liabilities increased 111 basis points to 3.83% for the third quarter of 2006 compared to 2.72% for the third quarter of 2005. During the nine-month period ending September 30, 2006, the average cost of interest bearing-liabilities increased 112 basis points to 3.57% as compared to 2.45% for the same nine-month period in 2005. The average cost of funds has increased in response to interest rate increases by the Federal Reserve this year. The Federal Reserve has not increased short-term interest rates since June of 2006, which is expected to cause the increase in the cost of the Company’s deposit accounts to level off and decrease the pressure that this has placed on its net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.79% for the third quarter of 2006 and 5.68% for the same period in 2005. During the nine-month period ending September 30, 2006, the Company’s net tax equivalent margin was 5.81% and 5.68% for the same period in 2005. During the third quarter of 2006, the yield on the Company’s loans increased at a faster rate than its deposit costs due in part to the growth of its construction loans, which are the Company’s highest yielding earning asset. In addition, the amount of non-interest bearing demand deposits, other liabilities and equity totaled $296.9 million at September 30, 2006, as compared to $268.7 million at September 30, 2005. These balances had the effect of further dampening the deposit rate increases, which lowered the overall increase in the Company’s cost of funds and contributed to the increase in its net tax equivalent margin when comparing the third quarter ended September 30, 2006 to the same period in 2005.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the third quarters and nine-month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Deposit service charges	$494	$475	$19	4%	$1,468	$1,327	$141	11%
Purchased receivable income	579	308	271	88%	1,345	654	691	106%
Employee benefit plan income	271	—	271	N/M	829	—	829	N/M
Electronic banking revenue	210	156	54	35%	573	448	125	28%
Loan servicing fees	120	92	28	30%	361	285	76	27%
Merchant & credit card fees	171	140	31	22%	396	336	60	18%
Equity in earnings from mortgage affiliate	317	276	41	15%	472	337	135	40%
Equity in loss from Elliott Cove	(53)	(104)	51	-49%	(192)	(347)	155	-45%
Security gains (losses)	—	—	—	0%	—	9	(9)	-100%
Other	94	151	(57)	-38%	330	358	(28)	-8%

Total	$2,203	$1,494	$709	47%	$5,582	$3,407	$2,175	64%

Total other operating income for the third quarter of 2006 was $2.2 million, an increase of $709,000 from $1.5 million in the third quarter of 2005 due primarily to income from the Company’s purchased receivable products and the consolidation of the results of NBG into our financial statements. During the nine-month period ending September 30, 2006, total other operating income was $5.6 million, an increase of $2.2 million from $3.4 million for the same nine-month period in 2005.
Service charges on the Company’s deposit accounts increased by $19,000, or 4%, to $494,000 in the third quarter of 2006 from $475,000 in the same period a year ago. During the nine-month period ending September 30, 2006, deposit service charges increased by $141,000, or 11%, to $1.5 million from $1.3 million for the same nine-month period in 2005. In June of 2005, the Company launched its HPC product that consisted of several consumer checking accounts tailored to the needs of specific segments of its market, including a totally free checking product. The HPC product has been supported with a targeted marketing program and extensive branch sales programs. As a result of its efforts to sell the HPC product, the Company increased the number of its consumer checking accounts and also increased the service charges on its deposit accounts with the increase in the number of accounts and the level of activity within these accounts.
Income from the Company’s purchased receivable products increased by $271,000, or 88%, to $579,000 in the third quarter of 2006 from $308,000 in the same period a year ago. During the nine-month period ending September 30, 2006, income from purchased receivable products increased by $691,000, or 106%, to $1.3 million from $654,000 in the same nine-month period in 2005. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, a division of the Bank that began operations in Bellevue, Washington in the third quarter of 2004 and devoted most of its time in 2005 to building its base of operations.
In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. During the third quarter and nine-month periods of 2006, the Company included employee benefit plan income from NBG of $271,000 and $829,000, respectively, in its other operating income. In contrast, the Company did not record any income for this item in its other operating income during the same periods in 2005 as it purchased a 10% interest in NBG in March of 2005 and began accounting for this interest according to the equity method in the second quarter of 2005.
The Company’s electronic banking revenue increased by $54,000, or 35%, to $210,000 in the third quarter of 2006 from $156,000 in the same period a year ago. During the nine-month period ending September 30, 2006, electronic banking revenue increased by $125,000, or 28%, to $573,000 from $448,000 for the same period in 2005. As the Company increased the number of its deposit accounts through the marketing of the HPC product, it also sold additional services to these new accounts, which helped it to increase its electronic banking revenues.
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate, RML Holding Company, increased by $41,000 to $317,000 during the third quarter of 2006 as compared to $276,000 in the third quarter of 2005. In the nine-month period ended September 30, 2006, the Company’s earnings from its mortgage affiliate increased by $135,000 to $472,000 as compared to earnings of $337,000 for the nine-month period ended September 30, 2005. During this period, RML Holding Company’s income increased slightly faster than its expenses.
The Company’s share of the loss from Elliott Cove was $53,000 for the third quarter of 2006 as compared to a loss of $104,000 for the same period in 2005. In the nine-month period ended September 30, 2006, the Company’s share of the loss from Elliott Cove was $192,000 as compared to a loss of $347,000 for the nine-month period ended September 30, 2005. Elliott Cove began active operations in the fourth quarter of 2002. Since that time, Elliott Cove has gradually increased its assets under management and decreased its operating losses. However, the fee income that Elliott Cove earns on its assets under management still does not cover its operating costs. Elliott Cove is continuing to build its assets under management. We expect Elliott Cove to reach a breakeven point in its operations late in 2006.
The Company has made additional loans to and investments in Elliott Cove. In the first quarter of 2005, the Company increased its loan commitment to $750,000 from the previous commitment of $500,000. The balance outstanding on this commitment at September 30, 2006 was $550,000. As a result of the additional investments in Elliott Cove by other investors and the Company’s conversion of certain loans and additional investments, the Company’s interest in Elliott Cove increased from 43% to 47% between December 31, 2003 and September 30, 2006.
Other income, as broken out on the table above, decreased by $57,000, or 38%, in the third quarter of 2006 to $94,000 from $151,000 for the same period in 2005. During the nine-month period ending September 30, 2006, other income was $330,000, a decrease of $28,000 from $358,000 for the same nine-month period in 2005. In the first quarter of 2006, through our subsidiary, NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. In the three and nine-month periods ending September 30, 2006, the company incurred losses of $56,000 and $104,000, respectively, on its investment in PWA. The losses from PWA were partially offset by commissions that the Company receives for its sales of the Elliott Cove investment products and interest on its loan to Elliott Cove, which are accounted for as other operating income. Finally, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three-month and nine-month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries & benefits	$4,790	$4,489	$301	7%	$14,226	$13,273	$953	7%
Occupancy	626	616	10	2%	1,864	1,757	107	6%
Equipment	325	332	(7)	-2%	1,023	1,025	(2)	0%
Marketing	443	497	(54)	-11%	1,395	1,395	0	0%
Intangible asset amortization	121	92	29	32%	362	276	86	31%
Software amortization and maintenance	204	286	(82)	-29%	752	857	(105)	-12%
Professional and outside services	238	315	(77)	-24%	560	671	(111)	-17%
Other expense	914	978	(64)	-7%	3,158	2,853	305	11%

Total	$7,661	$7,605	$56	1%	$23,340	$22,107	$1,233	6%

Total other operating expense for the third quarter of 2006 was basically flat at $7.7 million, an increase of $56,000, or 1%, from $7.6 million for the same period in 2005. During the nine-month period ending September 30, 2006, total other operating expense was $23.3 million, an increase of $1.2 million, or 6%, from $22.1 million in the same nine-month period in 2005.
Salaries and benefits increased by $301,000 and $953,000, respectively, or 7% for both the three and nine-month periods ending September 30, 2006 as compared to the same periods a year ago, due in large part to salary increases driven by competitive pressures. The increase in the Company’s salary costs was partially mitigated by declines in its health care costs of $164,000 and $390,000, respectively, for the three and nine-month periods ending September 30, 2006. The Company does not expect continuing declines in health care costs. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In the three and nine-month periods ending September 30, 2006, the Company included $113,000 and $335,000, respectively, of NBG’s salary and benefit costs in its own salary and benefit costs. Also, in the first quarter of 2006, the Company adopted FASB Statement 123R, Share-Based Payment. As a result, in the three and nine-month periods ending September 30, 2006, the Company recorded $53,000 and $200,000, respectively, in expense associated with its stock options.
Occupancy expense increased by $10,000 and $107,000, or 2% and 6%, respectively, for the three and nine-month periods ending September 30, 2006 as compared to the same periods a year ago, due in large part to the expansion into additional square footage at several locations.
Marketing expenses decreased by $54,000, or 11%, during the third quarter of 2006 as compared to the third quarter of 2005, as the Company decreased the amount of its advertising for some of its products. During the nine-month period ending September 30, 2006, marketing expenses did not change compared to the nine-month period ending September 30, 2005. Although the Company has incurred additional marketing expenses due to promoting its HPC Program, those costs have been offset by a decrease in other marketing expenses such as advertising for some of the Company’s other products. The Company, however, plans to continue to market its HPC Program as it has since the second quarter of 2005 and expects to incur marketing costs for this product in the fourth quarter of 2006 in similar amounts to those that it incurred in like periods in 2005. The Company expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
Intangible asset amortization increased by $29,000 and $86,000, or 32% and 31%, respectively, for the three and nine-month periods ending September 30, 2006 as compared to the same periods a year ago, as the

Company began to amortize the customer relationship intangible asset associated with NBG. As noted above, the Company purchased an additional 40.1% interest in NBG in December of 2005, which increased its ownership interest in this company to 50.1%. The Company has invested $1.1 million in NBG since its initial investment in the first quarter of 2005 and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the NBG intangible asset over a ten-year period on a straight-line basis. During the third quarter and the nine-month period ending September 30, 2006, the amortization expense on the NBG intangible asset was $29,000 and $86,000, respectively, which accounts for the increase in amortization expense during this period. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis.
Software amortization decreased $82,000, or 29%, during the third quarter of 2006 and $105,000, or 12%, during the nine-month period ending September 30, 2006 due to the core system being fully amortized in April of this year. Professional and outside services decreased by $77,000, or 24%, during the third quarter of 2006, down from the decrease of $111,000, or 17% during the nine-month period ending September 30, 2006 primarily due to additional outside services paid for in 2005. Finally, other expense decreased by $64,000, or 7%, for the third quarter of 2006. In contrast, an increase of $305,000, or 11%, for the nine-month period ending September 30, 2006 was due to increases in a variety of expense items during that period.
Income Taxes
The provision for income taxes increased by $352,000, or 20%, to $2.1 million in the third quarter of 2006 compared to $1.8 million in the same period in 2005. The effective tax rate for both the third quarters of 2006 and 2005 was 38%. The Company expects that its tax rate for the rest of 2006 will be approximately similar to the tax rate of the third quarter of this year. The provision for income taxes increased $748,000, or 15%, to $5.8 million in the first nine months of 2006 compared to $5 million in the same period in 2005. The effective tax rate for the first nine months of 2006 and 2005 was 38%.
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
Loans are the highest yielding component of our earning assets. Average loans were $6 million, or 1%, greater in the third quarter of 2006 than in the same period of 2005. Loans comprised 86% of total average earning assets for the quarter ending September 30, 2006, compared to 90% of total average earning assets for the quarter ending September 30, 2005. The yield on loans averaged 9.29% for the quarter ended September 30, 2006, compared to 8.11% during the same period in 2005.
The loan portfolio decreased by $12.9 million, or 2% from $710.9 million at September 30, 2005, to $698.1 million at September 30, 2006. Commercial loans decreased $1.8 million, or 1%, commercial real estate loans decreased $44.5 million, or 17%, construction loans increased $29.3 million, or 24%, and consumer loans increased $4.1 million, or 11%, from September 30, 2005 to September 30, 2006. We expect the loan portfolio to continue to grow in the future with moderate growth in the commercial and construction loan areas, further declines in commercial real estate due to additional refinance activity and competitive pressures, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the HPC product. While residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2006 due to a decline in available building lots and sales activity, the Company believes it has mitigated this effect by gaining market share in the Anchorage residential construction market. In addition, the Company expects further growth in the Matanuska-Susitna Valley and Fairbanks markets where there is more land available for future housing growth.
Loan Portfolio Composition: Loans decreased to $698.1 million at September 30, 2006, from $705.1 million at December 31, 2005. At September 30, 2006, 48% of the portfolio was scheduled to mature over the next 12 months, and 24% was scheduled to mature between October 1, 2007, and September 30, 2011. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 48% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2006		December 31, 2005		September 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$293,427	42%	$287,617	41%	$295,246	42%
Construction/development	150,772	22%	131,532	19%	121,468	17%
Commercial real estate	215,664	31%	252,395	36%	260,138	37%
Consumer	41,032	6%	36,519	5%	36,939	5%
Loans in process	309	0%	—	0%	462	0%
Unearned loan fees	(3,128)	0%	(3,004)	0%	(3,309)	0%

Total loans	$698,076	100%	$705,059	100%	$710,944	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Nonaccrual loans	$5,532	$5,090	$5,407
Accruing loans past due 90 days or more	2,811	981	446
Restructured loans	—	—	—

Total nonperforming loans	8,343	6,071	5,853
Real estate owned	—	105	—

Total nonperforming assets	$8,343	$6,176	$5,853

Allowance for loan losses	$12,646	$10,706	$11,248

Nonperforming loans to portfolio loans	1.20%	0.86%	0.82%
Nonperforming assets to total assets	0.93%	0.69%	0.69%
Allowance to portfolio loans	1.81%	1.52%	1.58%
Allowance to nonperforming loans	152%	176%	192%
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
Total nonperforming loans at September 30, 2006, were $8.3 million, or 1.20%, of total portfolio loans, an increase of $2.2 million from $6.2 million at December 31, 2005, and an increase of $2.5 million from $5.9 million at September 30, 2005. The increase in the non-performing loans in the third quarter of 2006 from the end of 2005, was due in large part to a $1.8 million increase in accruing loans that were 90 days or more past due. The Company plans to continue to devote resources to resolve its non-performing loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.
At September 30, 2006, December 31, 2005, and September 30, 2005, the Company had loans measured for impairment of $27.5 million, $18.3 million, and $18.9 million, respectively. A specific allowance of $3.7 million, $2.6 million, and $1.6 million, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2006, as compared to December 31, 2005, resulted mainly from the addition of two commercial loan relationships, one commercial real estate project, one land development loan, and additional advances on a commercial real estate construction loan commitment with a long-term financing commitment independent of the Company that was included in loans measured for impairment at Decembers 31, 2005 and September 30, 2006. The decrease in loans measured for impairment at December 31, 2005, as compared to September 30, 2005, resulted mainly from an $800,000 charge-off that was taken in the fourth quarter of 2005 against a commercial loan that had a $1.1 million balance as of September 30, 2005.
Potential Problem Loans: At September 30, 2006 the Company had $3.3 million in potential problem loans, as compared to $9.1 million at September 30, 2005 as a result of adding seven loans to the listing of potential problem loans and deleting two loans from this list. The seven loans that were added totaled $3.3 million while the two loans that were deleted totaled $9.1 million. All of these loans were included in loans measured for impairment at September 30, 2006. At December 31, 2005, the Company had potential problem loans of $9.1 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
Analysis of Allowance for Loan Losses and Loan Loss Provision: The Company maintains an Allowance for Loan Losses to recognize inherent and probable losses from its loan portfolio. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets in addition to a specific allowance for impaired loans, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses was $12.6 million, or 1.81% of total portfolio loans outstanding, at September 30, 2006, compared to $11.2 million, or 1.58%, of total portfolio loans at September 30, 2005. The Allowance for Loan Losses represented 152% of non-performing loans at September 30, 2006, as compared to 192% of non-performing loans at September 30, 2005.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $850,000 for the three-month period ending September 30, 2006 to account for increases in non-performing loans and the specific allowance for impaired loans. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$11,581	$10,882	$10,706	$10,764
Charge-offs:
Commercial	257	104	452	405
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	2	21	71	54

Total charge-offs	259	125	523	459
Recoveries:
Commercial	437	58	652	358
Construction/development	—	—	—	15
Commercial real estate	28	—	28	15
Consumer	9	5	19	27

Total recoveries	474	63	699	415
Net, (recoveries) charge-offs	(215)	62	(176)	44
Provision for loan losses	850	428	1,764	528

Balance at end of period	$12,646	$11,248	$12,646	$11,248

The provision for loan losses for the three and nine-month periods ending September 30, 2006 was $850,000 and $1.8 million, respectively, as compared to a provision for loan losses of $428,000 and $528,000, respectively, for the three and nine-month periods ending September 30, 2005. During the three-month period ending September 30, 2006, there was $215,000 in net loan recoveries as compared to $62,000 of net loan charge-offs for the same period in 2005. The increase in net loan recoveries resulted from an increase in gross recoveries, which increased from $63,000 to $474,000 during this period. Conversely, loan charge-offs increased during this same time period from $125,000 for the three-month period ending September 30, 2005 to $259,000 for the three-month period ending September 30, 2006. During the nine-month period ending September 30, 2006 there were $176,000 in net loan recoveries as compared to $44,000 in net loan charge-offs for the same period in 2005. The increase in net loan recoveries during this nine-month period resulted mainly from an increase in gross loan recoveries, which increased by $284,000 to $699,000 for the nine-month period ending September 30, 2006.
Management believes that on the basis of its review of the performance of the loan portfolio and the various methods that it uses to analyze its Allowance for Loan Losses that at September 30, 2006 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $75.9 million at September 30, 2006, an increase of $20.9 million from $55 million at December 31, 2005, and an increase of $15.8 million, or 26%, from $60.1 million at September 30, 2005. Investment securities designated as available for sale comprised 82% of the investment portfolio at September 30, 2006, 95% at December 31, 2005, and 96% at September 30, 2005, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2006, $14.7 million in securities, or 19%, of the investment portfolio was pledged, as compared to $20.9 million, or 38%, at December 31, 2005, and $18.6 million, or 31%, at September 30, 2005.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $3.1 million to $776.8 million at September 30, 2006, from $779.9 million at December 31, 2005, and increased $30.5 million from $746.3 million at September 30, 2005. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them. Moreover, as the balances in these HPC accounts and other deposit accounts have increased, the Company has allowed other funds held in the form of certificates of deposit for agencies of the State of Alaska to mature and be replaced by other core deposits.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2006, the Company had $81.9 million in certificates of deposit, of which $59.8 million, or 73% of total certificates of deposit, are scheduled to mature over the next 12 months compared to $92.1 million, or 83% of total certificates of deposit, at December 31, 2005, and to $114.2 million, or 87% of total certificates of deposit at September 30, 2005.
The following table sets forth the scheduled maturities of the Company’s certificates of deposit for the dates indicated:

	September 30, 2006		December 31, 2005		September 30, 2005
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Remaining maturity:
Three months or less	$20,754	25%	$46,271	42%	$60,079	46%
Over three through twelve months	39,053	48%	45,834	41%	54,168	41%
Over twelve months	22,046	27%	18,475	17%	17,334	13%

Total	$81,853	100%	$110,580	100%	$131,581	100%

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at September 30, 2006, was $209.3 million, an increase of $34.2 million as compared to the balance of $175.1 million at September 30, 2005 and an increase of $11.3 million from a balance of $198 million at December 31, 2005. We expect the total balance of the Alaska CD to continue to increase because the product provides a competitive interest rate with the added flexibility of an open-ended maturity.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2006, the Company held no certificates of deposit for the Alaska Permanent Fund. In contrast, at September 30, 2005 and December 31, 2005, the Company held $25 million and $15 million, respectively, in certificates of deposits for the Alaska Permanent Fund Corporation.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At September 30, 2006, the Company’s maximum borrowing line from the FHLB was $107 million, approximately 12% of the Company’s assets. At September 30, 2006, there was $2.3 million outstanding on the line and no additional monies committed to secure public deposits, compared to an outstanding balance of $2.6 million and additional commitments of $15.5 million at December 31, 2005. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.

In addition to the borrowings from the FHLB, the Company had $3.5 million in other borrowings outstanding at September 30, 2006, as compared to $5.8 million in other borrowings outstanding at December 31, 2005. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At September 30, 2006, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2006 and December 31, 2005, the Company’s commitments to extend credit and to provide letters of credit amounted to $186 million and $172.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $92.3 million at September 30, 2006, compared to $84.5 million at December 31, 2005 and $83 million at September 30, 2005. The Company earned net income of $3.5 million during the three-month period ending September 30, 2006, issued 7,000 shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. However, on September 1, 2006, the Company paid a 5% stock dividend to shareholders of record as of August 18, 2006. As a result, the Company issued 290,727 of its shares along with a cash dividend of $2,000 to pay for fractional shares. At September 30, 2006, the Company had 6.1 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2006, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of September 30, 2006:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.84%	10.97%
Total risk-based capital	8.00%	10.00%	14.09%	12.23%
Leverage ratio	4.00%	5.00%	11.57%	9.92%
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
Stock Repurchase Plan
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending September 30, 2006, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 550,942 shares since its inception at a total cost of $10.8 million. There were 59,713 shares remaining under the Plan at September 30, 2006. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 8.55% at September 30, 2006. The interest cost to the Company on these debentures was $173,000 in the period ending September 30, 2006 and $137,000 in the same period in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 6.76% at September 30, 2006. The interest cost to the Company on these debentures was $181,000 for the period ending September 30, 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
During the nine-month period ending September 30, 2006, the Company purchased a commercial lot in the amount of $828,000 on which it plans to construct a branch in Fairbanks, Alaska. The Company also made a commitment to purchase a commercial lot in the amount of $882,000 on which it plans to construct a branch in Anchorage, Alaska.

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
The results of the simulation model at September 30, 2006, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1.3 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $2.2 million over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)—(b) Not applicable
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS

10.14	Employment Agreement with Joseph M. Beedle(1)

10.15	Amended and Restated Employment Agreement with R. Marc Langland(2)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 2, 2006

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 6, 2006	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

November 6, 2006	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)