Form 10-K
period 2006-12-31
NORTHRIM BANCORP INC
filed 2007-03-16
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2006, was $133,680,506.

The number of shares of registrant’s common stock outstanding at March 1, 2007, was 6,115,822.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 3, 2007, referenced in Part III of this Form 10-K are incorporated by reference therein.

Northrim BanCorp, Inc.

Page

Northrim BanCorp, Inc.
About the Company	1

Financial Section
Selected Financial Data	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Report of Independent Registered Public Accounting Firm	30
Consolidated Financial Statements	32
Notes to Consolidated Financial Statements	36
Annual Report on Form 10-K	62
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
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

i

Northrim BanCorp, Inc.
About the Company

Overview

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company; and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services, a division of the Bank that was formed in 2004. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington.

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

We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $794.9 million in total deposits and $925.6 million in total assets at December 31, 2006. Through our 10 branches, we are accessible by approximately 65% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, four smaller branches, and one supermarket branch. We are also exploring future branching opportunities in this market.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. We plan to begin construction of a second branch in the Fairbanks market in the second quarter of 2007.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

Elliott Cove Capital Management LLC

As of December 31, 2006, the Company owned a 47% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $617,000 as of December 31, 2006.

As of December 31, 2006, there are 11 Northrim Bank employees who are licensed as IAR’s and actively selling the Elliott Cove product. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank. In addition, as Elliott Cove builds its assets under management, we expect that it will reach a break-even point on a monthly basis on its operations in 2008.

Northrim Funding Services

In the third quarter of 2004, we formed Northrim Funding Services (“NFS”) as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. During its second full year of operations in 2006, the employees of NFS expanded the base of their operations. In 2007, we expect NFS to continue to penetrate its market and increase its market share in the purchased receivables business.

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

In the fourth quarter of 2006, we introduced HPC for our business checking accounts. In 2007, we plan to continue to support the HPC consumer and business checking products with the same program of targeted marketing and branch promotions in an effort to continue to expand our core deposits.

Business Strategies

In addition to our acquisition strategy, we are pursuing a strategy of aggressive internal growth. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We believe that we provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We estimate that we are a major land development and residential construction lender and an active lender in the commercial real estate market. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships.

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the Company and developed a comprehensive approach to sales. Since then, we have continued with this sales training in all of our major customer contact areas. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

Services

We provide a wide range of banking services in South Central and Interior Alaska to businesses, professionals, and individuals with high service expectations.

Deposit Services: Our deposit services include noninterest-bearing checking accounts and interest-bearing time deposits, checking accounts, and savings accounts. Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. We have two deposit products that are indexed to specific U.S. Treasury rates.

Several of our innovative deposit services and products are:

•	An indexed money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier noncash deposits from our customers to their branch.

Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See “— Lending Activities.”

Other Customer Services: In addition to our deposit and lending services, we offer our customers several 24-hour services: Telebanking, faxed account statements, Internet banking for individuals and businesses, and automated teller services. Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9 a.m. to 6 p.m. for the lobby, and 8 a.m. to 7 p.m. for the drive-up, and Saturday 10 a.m. to 3 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, cash management programs to meet the specialized needs of business customers, and courier agents who pick up noncash deposits from business customers.

Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 65	Chairman, President, & CEO of the Company and the Bank, and Director, Alaska Air Group
*Christopher N. Knudson, 53	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 49	Executive Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank
Joseph M. Beedle, 55	Executive Vice President of the Company and Chief Lending Officer of the Bank
Victor P. Mollozzi, 57	Senior Vice President, Senior Credit Officer of the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 55	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), LLC.
Mark G. Copeland, 64	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Frank A. Danner, 73	Secretary/Treasurer, IMEX, Ltd. dba Dynamic Properties (real estate firm)
Ronald A. Davis, 74	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)
Anthony Drabek, 59	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation), Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.
Richard L. Lowell, 66	Former Chairman, Ribelin Lowell Alaska USA Insurance Brokers, Inc. (insurance brokerage firm)
Irene Sparks Rowan, 65	Former Chairman and Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 57	President, Swalling & Associates, P.C. (accounting firm)
David G. Wight, 66	Former President and CEO, Alyeska Pipeline Service Company, and Director, Storm Cat Energy Corporation

Selected Financial Data

	2006	2005	2004	2003	2002

	Unaudited
	(In Thousands Except Per Share Data)

Net interest income	$47,522	$43,908	$41,271	$39,267	$34,670
Provision for loan losses	2,564	1,170	1,601	3,567	3,095
Other operating income	7,658	4,833	3,792	6,089	5,199
Other operating expense	31,368	29,477	26,535	24,728	23,061

Income before income taxes and minority interest	21,248	18,094	16,927	17,061	13,713
Minority interest in subsidiaries	296	—	—	—	—
Pre tax income	20,952	18,094	16,927	17,061	13,713
Income taxes	7,978	6,924	6,227	6,516	5,171

Net income	$12,974	$11,170	$10,700	$10,545	$8,542

Earnings per share:
Basic	$2.12	$1.78	$1.68	$1.68	$1.33
Diluted	2.09	1.72	1.63	1.61	1.29
Cash dividends per share	0.47	0.43	0.38	0.33	0.20

Assets	$925,620	$895,580	$800,726	$738,569	$704,249
Loans	717,056	705,059	678,269	601,119	534,990
Deposits	794,904	779,866	699,061	646,197	626,415
Long-term debt	2,174	2,574	2,974	3,374	3,774
Junior subordinated debentures	18,558	18,558	8,000	8,000	—
Shareholders’ equity	95,418	84,474	83,358	75,285	68,373

Book value	$15.61	$13.86	$13.01	$11.82	$10.66
Tangible book value	$14.48	$12.65	$11.97	$10.73	$9.51
Net interest margin (tax equivalent)	5.89%	5.66%	5.88%	6.04%	5.82%
Efficiency ratio (cash)(1)	55.97%	59.72%	58.07%	53.71%	56.92%
Return on assets	1.46%	1.33%	1.44%	1.50%	1.33%
Return on equity	14.45%	13.17%	13.50%	14.89%	13.32%
Equity/assets	10.31%	9.44%	10.41%	10.19%	9.71%
Dividend payout ratio	21.43%	22.92%	21.57%	19.04%	14.29%
Nonperforming loans/portfolio loans	0.92%	0.86%	0.97%	1.72%	1.09%
Net charge-offs/average loans	0.16%	0.18%	0.16%	0.33%	0.36%
Allowance for loan losses/portfolio loans	1.69%	1.52%	1.59%	1.70%	1.61%
Nonperforming assets/assets	0.79%	0.69%	0.82%	1.40%	0.81%

Number of banking offices	10	10	10	10	10
Number of employees (FTE)	277	272	272	268	246

(1)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortization (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterest expense is adjusted for intangible asset amortization. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures(2)

Years ended December 31,	2006	2005	2004	2003	2002

Net interest income(1)	$47,522	$43,908	$41,271	$39,267	$34,670
Noninterest income	7,658	4,833	3,792	6,089	5,199
Noninterest expense	31,368	29,477	26,535	24,728	23,061
Intangible asset amortization	482	368	368	368	368

Adjusted noninterest expense	$30,886	$29,109	$26,167	$24,360	$22,693

Efficiency ratio	56.85%	60.48%	58.88%	54.52%	57.84%
Efficiency ratio (less intangible asset amortization)	55.97%	59.72%	58.07%	53.71%	56.92%
Tax rate	38%	38%	37%	38%	38%

(1)	Amount represents net interest income before provision for loan losses.
(2)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations“ of this report.

Management’s Discussion and Analysis of Financial Condition and
Results of Operation

Overview

We are a publicly traded bank holding company with four wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in both Elliott Cove, an investment advisory services company, and PWA, an investment advisory and wealth management business located in Seattle, Washington; and NCT1 and NST2, entities formed to facilitate two trust preferred securities offerings. The Bank in turn has a wholly-owned subsidiary, NCIC, which has an interest in RML Holding Company, a residential mortgage holding company and NBG, an insurance brokerage company that provides employee benefits plans to businesses throughout Alaska. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River, and Wasilla. The Bank also operates Northrim Funding Services, a division headquartered in Bellevue, Washington with operations in the Washington and Oregon markets. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.

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

One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 21% share of the commercial bank deposit market in Anchorage, a 9% share of the Fairbanks market, and a 10% share of the Matanuska Valley market as of June 30, 2006.

Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. According to the State of Alaska Department of Revenue, approximately 86% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

During the second quarter of 1999, we sold 1,842,900 shares of our common stock in an underwritten common stock offering that generated $18.5 million in net proceeds. We used the proceeds to purchase the Bank of America branches and to provide capital for additional growth.

At December 31, 2006, we had assets of $925.6 million and gross loans of $717.1 million, an increase of 3% and 2%, respectively, over assets of $895.6 million and gross loans of $705.1 million at December 31, 2005. Our net income and diluted earnings per share for 2006 were $13 million and $2.09, respectively, an increase of 16% and 22%, respectively, from $11.2 million and $1.72 at year end 2005. During the same time period, our net interest income increased by $3.6 million, or 8%, to $47.5 million, from $43.9 million for the year ended 2005. Our provision for loan losses in 2006 increased by $1.4 million, or 119% to $2.6 million, from $1.2 million in 2005, as our nonperforming loans increased by $561,000, or 9% for 2006, from $6.1 million in 2005 to $6.6 million for 2006. In contrast, for 2006 our other operating income increased by $2.8 million, or 58%, to $7.7 million from $4.8 million in 2005. The growth in our net interest income combined with the positive effects of the increases in our other operating income was offset in part by an increase in other operating expenses of $1.9 million, or 6%, to $31.4 million in 2006 from $29.5 million for 2005, which resulted in an increase in our net income and earnings per share.

Results of Operations

Net Income

We earned net income of $13 million in 2006, compared to net income of $11.2 million in 2005, and $10.7 million in 2004. During these periods, net income per diluted share was $2.09, $1.72, and $1.63, respectively.

Net Interest Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate and purchased receivables products, and other sources. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, and marketing expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Net interest income is the difference between interest income, from loan and investment securities portfolios, and interest expense, on customer deposits and borrowings. Net interest income in 2006 was $47.5 million compared to $43.9 million in 2005, and $41.3 million in 2004, reflecting an increase in our interest-earning assets and the general level of interest rates. Average interest-earning assets increased $32.3 million, or 4%, in 2006 compared to an increase in average interest-bearing liabilities in 2006 of $36 million, or 6%. Average interest-earning assets increased $74.1 million, or 11%, in 2005 compared to an increase in average interest-bearing liabilities in 2005 of $76.1 million, or 15%.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2006, 2005, and 2004, average interest-earning assets were $810.9 million, $778.6 million, and $704.5 million, respectively. During these same periods, net interest margins were 5.86%, 5.64%, and 5.86%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning-assets was 8.57% in 2006, 7.55% in 2005, and 6.89% in 2004, while the average cost of interest-bearing liabilities was 3.63% in 2006, 2.61% in 2005, and 1.48% in 2004.

Our net interest margin increased in 2006 from 2005 due to the interaction of several factors. First, in 2006, the cost of interest-bearing liabilities increased by 102 basis points while the yield on interest-earning assets also increased by 102 basis points. During this time, the average balance of our interest-bearing demand deposits increased by $13 million to $78.9 million at December 31, 2006 from $65.9 million at December 31, 2005. The average balance of our demand deposits and other noninterest-bearing liabilities also increased by $5.5 million to $193.5 million at December 31, 2006 from $188 million at December 31, 2005. The increase in these lower cost deposits in 2006 helped to contain the rate of growth in the cost of interest-bearing liabilities. Second, the 102 basis point increase in the yield on earning assets in 2006 had a larger effect on net interest income because it was applied to earning assets with an average balance of $810.9 million versus the 102 basis point increase in the cost of interest-bearing liabilities that was applied to an average balance of $605.6 million. Finally, in 2006, earning assets increased by $32.3 million, or 4% compared to growth of $74.1 million, or 11% in 2005. However, during these same time periods, net interest income increased by $3.6 million, or 8% and $2.6 million, or 6%, respectively in 2006 and 2005. The growth rate of net interest income increased in 2006 while the rate of growth in earning assets decreased, which contributed to the increase in the net interest margin.

The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2006			2005			2004

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate

	(In Thousands)

Assets:
Loans(2)	$712,116	$65,347	9.18%	$698,240	$55,870	8.00%	$628,830	$45,898	7.30%
Securities	71,164	2,757	3.87%	61,125	2,202	3.60%	64,008	2,492	3.89%
Overnight investments	27,665	1,374	4.97%	19,232	709	3.69%	11,633	164	1.41%

Total interest-earning assets	810,945	69,478	8.57%	778,597	58,781	7.55%	704,471	48,554	6.89%
Noninterest-earning assets	77,920			63,810			54,788

Total assets	$888,865			$842,407			$759,259

Liabilities and Shareholders’ Equity
Deposits:
Interest-bearing demand accounts	$78,872	$830	1.05%	$65,890	$369	0.56%	$57,373	$221	0.39%
Money market accounts	151,871	6,053	3.99%	139,331	3,876	2.78%	126,567	1,527	1.21%
Savings accounts	254,209	10,113	3.98%	207,277	6,263	3.02%	139,876	2,290	1.64%
Certificates of deposit	94,595	3,320	3.51%	138,284	3,482	2.52%	155,134	2,671	1.72%

Total interest-bearing deposits	579,547	20,316	3.51%	550,782	13,990	2.54%	478,950	6,709	1.40%
Borrowings	26,052	1,640	6.30%	18,792	883	4.70%	14,525	574	3.95%

Total interest-bearing liabilities	605,599	21,956	3.63%	569,574	14,873	2.61%	493,475	7,283	1.48%
Demand deposits and other noninterest-bearing liabilities	193,461			188,000			186,506

Total liabilities	799,060			757,574			679,981
Shareholders’ equity	89,805			84,833			79,278

Total liabilities and shareholders’ equity	$888,865			$842,407			$759,259

Net interest income		$47,522			$43,908			$41,271

Net interest margin(3)			5.86%			5.64%			5.86%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.
(3)	The net interest margin on a tax equivalent basis was 5.89%, 5.66%, 5.88%, 6.04%, and 5.82%, respectively, for 2006, 2005, 2004, 2003, and 2002.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2006 compared to 2005			2005 compared to 2004

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$1,129	$8,348	$9,477	$5,327	$4,645	$9,972
Securities	381	174	555	(109)	(181)	(290)
Overnight investments	371	294	665	157	388	545

Total interest income	$1,881	$8,816	$10,697	$5,375	$4,852	$10,227

Interest Expense:
Deposits:
Interest-bearing demand accounts	$85	$376	$461	$37	$112	$148
Money market accounts	375	1,802	2,177	168	2,181	2,349
Savings accounts	1,605	2,245	3,850	1,441	2,532	3,973
Certificates of deposit	(1,292)	1,130	(162)	(250)	1,061	811

Total interest on deposits	773	5,554	6,326	1,396	5,885	7,281
Borrowings	403	354	757	188	121	309

Total interest expense	$1,176	$5,908	$7,083	$1,584	$6,006	$7,590

Other Operating Income

Total other operating income increased $2.8 million, or 59%, in 2006, after increasing $1 million, or 27%, in 2005, and decreasing $2.3 million, or 38%, in 2004. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2006	2005	2004	2003	2002

	(In Thousands)

Other Operating Income
Deposit service charges	$1,975	$1,800	$1,718	$1,805	$1,687
Purchased receivable income	1,855	993	201	35	—
Employee benefit plan income	1,113	—	—	—	—
Electronic banking fees	790	632	608	563	654
Equity in earnings from RML	649	493	438	2,785	1,917
Merchant credit card transaction fees	531	444	414	363	423
Other transaction fees	227	214	204	247	283
Loan service fees	531	374	379	416	350
Equity in loss from Elliott Cove	(230)	(424)	(457)	(554)	(239)
Other income	217	298	136	74	11

Operating sources	7,658	4,824	3,641	5,734	5,086
Gain on sale of securities available for sale, net	—	9	151	310	113
Gain on sale of other real estate owned	—	—	—	45	—

Other sources	—	9	151	355	113

Total other operating income	$7,658	$4,833	$3,792	$6,089	$5,199

Total operating sources of other operating income in 2006 increased $2.8 million, or 59% over 2005 levels. In 2005, this income increased $1.2 million, or 32%, and in 2004, it decreased $2.1 million, or 37% as compared to 2003 levels. The main reason for the increase in other operating income in 2006 was the increase in income from purchased receivables and the consolidation of NBG into the Company’s financial statements.

Deposit service charges increased $175,000, or 10%, in 2006 as compared to 2005, and they increased $118,000, or 5%, in 2005 as compared to 2004 due to the increased personal account base that resulted from the marketing of the HPC deposit product. The Company began to market this product in the second quarter of 2005. As a result, the increase in deposit service charges was larger in 2006 than it was in 2005 since 2006 reflected a full year of activity with the HPC product.

Income from the Company’s purchased receivable products increased by $862,000, or 87%, in 2006 as compared to 2005, and this income increased $792,000, or 394%, in 2005 as compared to 2004. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS as it continues to increase its market share.

In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. In 2006, the Company included employee benefit plan income from NBG of $1.1 million in its other operating income. In contrast, the Company did not record any income for this item in its other operating income in 2005 as it purchased a 10% interest in NBG in March of 2005 and accounted for this interest according to the equity method in 2005.

The Company’s electronic banking fees increased by $158,000, or 25%, in 2006 as compared to 2005, and these fees increased by $24,000, or 4%, in 2005 as compared to 2004. As the Company increased the number of its deposit accounts through the marketing of the HPC product, it also sold additional services to these new accounts, which helped it to increase its electronic banking fees.

Included in operating sources of other operating income in 2006, 2005, and 2004 were $649,000, $493,000, and $438,000, respectively, of income from our share of the earnings from RML. RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company (“PAM”). In the first quarter of 2005, PAM was merged into RML. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 24%.

Earnings from RML and RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2003, and 2002, declining mortgage interest rates generated a significant increase in the demand for mortgage loans by consumers both for the refinance of existing loans and the purchase of new homes. Mortgage rates began to increase in the third quarter of 2003 from the historic lows reached in the second quarter. As a result, the refinance activity in the mortgage industry began to decrease in the latter part of 2003. Due to this trend of increasing long-term mortgage interest rates and the costs associated with the merger of RML and PAM, our share of the earnings from RML declined in 2004. In 2005 and 2006, RML Holding Company began to realize some efficiencies from its merger and increased its income from its combined operations.

Merchant credit card transaction fees increased by $87,000, or 20% in 2006 as compared to 2005, and these fees increased by $30,000, or 7%, in 2005 as compared to 2004 as the Company increased the sales volume of this product to its larger account base.

Loan service fees increased by $157,000, or 42% in 2006 as compared to 2005 as the Company increased the collection of late fees on its loan portfolio. In contrast, loan service fees decreased by $5,000, or 1%, in 2005 as compared to 2004.

Our share of the loss from Elliott Cove decreased to $230,000 in 2006, as compared to losses of $424,000 and $457,000, respectively, in 2005 and 2004 as Elliott Cove increased its assets under management, which provided it with increased revenues.

Other income decreased by $81,000, or 27%, to $217,000 at December 31, 2006 from $298,000 at December 31, 2005. In the first quarter of 2006, through our subsidiary, NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. In 2006, the Company incurred a loss of $126,000 on its investment in PWA. The losses from PWA were partially offset by increases in commissions that the Company receives for its sales of the Elliott Cove investment products, which were accounted for as other operating income. Finally, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.

Included in other sources of income is gain on sale of other real estate owned and gain on available for sale securities. No net security gains were recorded in 2006, whereas $9,000 of net gains was recorded in 2005, and $151,000 was recorded in 2004. In 2005, this income decreased $142,000, or 94%; and in 2004, it decreased $204,000, or 57%.

Expenses

Provision for Loan Losses: The provision for loan losses in 2006 was $2.6 million, compared to $1.2 million in 2005 and $1.6 million in 2004. We increased the provision for loan losses in 2006 due to overall loan growth and an increase in our nonperforming loans. In 2006, nonperforming loans increased to $6.6 million from a balance of $6.1 million at December 31, 2005. In addition, net loan charge-offs were $1.1 million, or 0.16% of average loans, in 2006 as compared to $1.2 million, or 0.18% of average loans, in 2005 and $1 million, or 0.16% of average loans, in 2004. The allowance for loan losses also increased in 2006 as a result of the increases in nonperforming loans and was $12.1 million, or 1.69% of portfolio loans as compared to $10.7 million, or 1.52% of portfolio loans at December 31, 2005 and $10.8 million, or 1.59% of portfolio loans, at December 31, 2004. Likewise, the coverage ratio of the allowance for loan losses versus nonperforming loans increased to 183% in 2006 as compared to a coverage ratio of 176% in 2005 and 163% in 2004.

Other Operating Expense: Other operating expense increased $1.9 million, or 6%, in 2006, $2.9 million, or 11%, in 2005, and $1.8 million, or 7%, in 2004. The following table breaks out the other operating expense categories:

Years ended December 31,	2006	2005	2004	2003	2002

	(In Thousands)

Other Operating Expense
Salaries and other personnel expense	$19,277	$17,656	$15,708	$14,180	$13,023
Occupancy, net	2,503	2,417	2,130	2,000	2,040
Equipment, net	1,350	1,371	1,372	1,504	1,405
Marketing	1,641	1,657	1,201	1,205	1,136
Intangible asset amortization	482	368	368	368	368
Other expenses	6,115	6,008	5,756	5,471	5,089

Total other operating expense	$31,368	$29,477	$26,535	$24,728	$23,061

Salaries and other personnel expense increased $1.6 million, or 9%, in 2006, $1.9 million, or 12%, in 2005, and $1.5 million, or 11%, in 2004, reflecting increases in salary and benefit costs throughout this time due in part to ongoing competition for our employees, which placed upward pressure on our salary structure. In 2006, the increase in the Company’s salary costs was partially offset by a $357,000 decrease in its health care costs. The Company does not expect continuing declines in its health care costs. Moreover, due to the tight labor market in the Company’s major markets and ongoing competition for its employees, the Company expects further increases in salaries and benefits. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In 2006, the Company included $446,000 of NBG’s salary and benefit costs in its own salary and benefit costs. Also, in the first quarter of 2006, the Company adopted FASB Statement 123R, Share-Based Payment. As a result, in 2006 the Company recorded $256,000 in additional expense associated with its stock options.

Between 2006 and 2004, our occupancy expenses increased by $373,000, or 18%, to $2.5 million from $2.1 million, as we incurred higher costs in our new branch locations and occupied additional space at our main Financial Center.

Marketing costs decreased by $16,000, or 1%, in 2006, increased by $456,000, or 38%, in 2005, and decreased $4,000, or less than 1%, in 2004. The main reason for the increase in marketing expenses in 2005 was the costs associated with marketing our HPC product. Although the Company has incurred additional marketing expenses due to promoting its HPC Program in 2006, those costs have been offset by a decrease in other marketing expenses such as advertising for some of the Company’s other products. The Company plans to continue to market its HPC Program as it has since the second quarter of 2005. Moreover, the company expects to incur increased marketing costs for the HPC for business product that it will begin marketing in 2007. The Company expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.

Intangible asset amortization increased by $114,000 or 31% to $482,000 at December 31, 2006 from $368,000 at December 31, 2005, as the Company began to amortize the customer relationship intangible asset associated with NBG. As noted

above, the Company purchased an additional 40.1% interest in NBG in December of 2005, which increased its ownership interest in this company to 50.1%. The Company has invested $1.1 million in NBG since its initial investment in the first quarter of 2005 and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the NBG intangible asset over a ten-year period on a straight-line basis. In 2006, the amortization expense on the NBG intangible asset was $115,000, which accounts for the increase in amortization expense in that year. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis. The other portion of intangible asset amortization at December 31, 2006 pertains to the core deposit intangible that was created when the Bank purchased branches from Bank of America in 1999. The amortization on the core deposit intangible will end in June 2007.

Other expenses, which includes professional fees, software expenses, ATM and Visa processing fees and other operational expenses, increased $107,000, or 2%, in 2006 as compared to 2005 and increased $252,000, or 4%, in 2005 as compared to 2004 due to changes in a variety of expense accounts.

Income Taxes: The provision for income taxes increased $1.1 million, or 15%, to $8 million in 2006, increased $697,000, or 11%, to $6.9 million in 2005, and decreased $289,000, or 4%, to $6.2 million in 2004. The effective tax rate for 2006 and 2005 was 38%, compared to 37% in 2004. The effective tax rate in 2004 was lower than that for 2005 due in part to the favorable resolution of a dispute on a prior year’s tax return recorded in 2004.

Financial Condition

Assets

Loans and Lending Activities

General: Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans and consumer loans. We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. These types of lending have provided us with needed market opportunities and higher net interest margins than other types of lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.

Loans are the highest yielding component of earning assets. Average loans were $13.9 million, or 2% greater in 2006 than in 2005. Average loans were $69.4 million, or 11% greater in 2005 than in 2004. Loans comprised 88% of total earning assets on average in 2006, 90% in 2005 and 89% in 2004. The yield on loans averaged 9.18% in 2006, 8.00% in 2005, and 7.30% in 2004.

Growth in the loan portfolio during 2006 was $12 million, or 2%. Commercial loans decreased $336,000, or less than 1%, commercial real estate loans decreased $14.8 million, or 6%, and construction loans increased $21.5 million, or 16%, in 2006. Installment and consumer loans increased $5.6 million, or 15%. Funding for the growth in loans in 2006 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. We had real estate owned property of $717,000 at December 31, 2006. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2006	2005	2004	2003	2002

	(In Thousands)

Nonperforming loans
Nonaccrual loans	$5,176	$5,090	$5,876	$7,426	$4,717
Accruing loans past due 90 days or more	708	981	290	2,283	1,019
Restructured loans	748	—	424	597	—

Total nonperforming loans	6,632	6,071	6,590	10,306	5,736
Real estate owned	717	105	—	—	—

Total nonperforming assets	$7,349	$6,176	$6,590	$10,306	$5,736

Allowance for loan losses to portfolio loans	1.69%	1.52%	1.59%	1.70%	1.61%
Allowance for loan losses to nonperforming loans	183%	176%	163%	99%	148%
Nonperforming loans to portfolio loans	0.92%	0.86%	0.97%	1.72%	1.09%
Nonperforming assets to total assets	0.79%	0.69%	0.82%	1.40%	0.81%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $437,000, $353,000, and $658,000, in 2006, 2005, and 2004, respectively.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected.

Total nonperforming loans at December 31, 2006, were $6.6 million, or 0.92% of portfolio loans, an increase of $561,000 from $6.1 million at December 31, 2005, and an increase of $42,000 from $6.6 million at December 31, 2004.

Potential Problem Loans: At December 31, 2006, management had identified potential problem loans of $6.4 million as compared to potential problem loans of $9.1 million at December 31, 2005. Loans in the amount of $4.1 million were reported as potential problem loans at December 31, 2005 and December 31, 2006. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.

Analysis of Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for inherent loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Management believes that at December 31, 2006, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing economic conditions.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.

The following table shows the allocation of the allowance for loan losses for the periods indicated:

December 31,	2006		2005		2004		2003		2002

		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)

Commercial	$8,208	40%	$6,913	41%	$5,130	39%	$5,610	37%	$4,285	35%
Construction	330	21%	246	19%	276	18%	282	17%	1,327	15%
Real estate term	964	33%	1,214	35%	1,634	37%	413	40%	275	40%
Loans for sale	—	0%	—	0%	—	0%	—	0%	—	1%
Installment and other consumer	6	6%	37	5%	—	6%	3	6%	22	9%
Unallocated	2,617	0%	2,296	0%	3,724		3,878		2,567

Total	$12,125	100%	$10,706	100%	$10,764	100%	$10,186	100%	$8,476	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2006	2005	2004	2003	2002

	(In Thousands)

Balance at beginning of period	$10,706	$10,764	$10,186	$8,476	$7,200
Charge-offs:
Commercial loans	(2,545)	(1,552)	(2,067)	(2,067)	(1,791)
Construction loans	—	(100)	—	—	—
Real estate loans	—	—	—	(127)	(67)
Installment and other consumer loans	(72)	(63)	(84)	(91)	(257)

Total charge-offs	(2,617)	(1,715)	(1,471)	(2,285)	(2,115)

Recoveries:
Commercial loans	1,086	418	200	279	168
Construction loans	—	15	185	—	—
Real estate loans	355	15	—	111	48
Installment and other consumer loans	31	39	63	38	80

Total recoveries	1,472	487	448	428	296

Charge-offs net of recoveries	(1,145)	(1,228)	(1,023)	(1,857)	(1,819)

Provision for loan losses	2,564	1,170	1,601	3,567	3,095

Balance at end of period	$12,125	$10,706	$10,764	$10,186	$8,476

Ratio of net charge-offs to average loans outstanding during the period	0.16%	0.18%	0.16%	0.33%	0.36%

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.

Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $16.5 million at December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

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

Loans Receivable: Loans receivable increased to $717.1 million at December 31, 2006, compared to $705.1 million and $678.3 million at December 31, 2005 and 2004, respectively. At December 31, 2006, 78% of the portfolio was scheduled to mature or reprice in 2007 with 19% scheduled to mature or reprice between 2008 and 2011. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized” as determined by the FDIC.

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2006		2005		2004		2003		2002

		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total

	(Dollars in Thousands)

Commercial loans	$287,281	40.06%	$287,617	40.79%	$267,737	39.47%	$220,774	36.73%	$187,312	35.01%
Real estate loans:
Construction	153,059	21.35%	131,532	18.66%	122,873	18.12%	102,311	17.02%	82,739	15.47%
Real estate term	237,599	33.14%	252,395	35.80%	252,358	37.21%	239,545	39.85%	212,740	39.77%
Real estate loans for sale	—	0.00%	—	0.00%	—	0.00%	1,395	0.23%	7,437	1.39%
Installment and other consumer loans	42,140	5.88%	36,519	5.18%	38,166	5.63%	39,796	6.62%	47,415	8.86%

Total	720,079	100.42%	708,063	100.43%	681,134	100.42%	603,821	100.45%	537,643	100.50%
Less:
Unearned purchase discount	—	0.00%	—	0.00%	(44)	-0.01%	(44)	-0.01%	(44)	-0.01%
Unearned loan fees net of origination costs	(3,023)	-0.42%	(3,004)	-0.43%	(2,821)	-0.42%	(2,658)	-0.44%	(2,609)	-0.49%

Net loans	$717,056	100.00%	$705,059	100.00%	$678,269	100.00%	$601,119	100.00%	$534,990	100.00%

The following table presents at December 31, 2006, the aggregate maturity and repricing data of our loan portfolio:

	Maturity

	Within	1-5	Over 5
	1 Year	Years	Years	Total

	(In Thousands)

Commercial	$151,755	$87,093	$48,433	$287,281
Construction	140,775	10,656	1,628	153,059
Real estate term	59,140	70,870	107,589	237,599
Installment and other consumer	1,032	8,032	33,076	42,140

Total	$352,702	$176,651	$190,726	$720,079

Fixed interest rate	$130,689	$56,828	$55,869	$243,386
Floating interest rate	222,013	119,823	134,857	476,693

Total	$352,702	$176,651	$190,726	$720,079

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 40% of our total loans outstanding as of December 31, 2006 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.

Construction Loans:

Land Development: We believe we are a major land development and residential construction lender. At December 31, 2006, we had $46.8 million of residential subdivision land development loans outstanding, or 7% of total loans.

One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2006. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2006, we had $86.2 million of one-to-four-family residential and condominium construction loans, or 12% of total loans. Of the homes under construction at December 31, 2006, for which these loans had been made, 36% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

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

Commercial Real Estate: We believe we are an active lender in the commercial real estate market. At December 31, 2006, our commercial real estate loans were $237.6 million, or 33% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 49% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, normally prime or the respective Treasury rate.

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

Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 18 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2006. See also “Liquidity and Capital Resources.”

Investments and Investment Activities

General: Our investment portfolio consists primarily of U.S. Treasury and government sponsored entity securities, and municipal securities. Investment securities totaled $100.3 million at December 31, 2006, an increase of $45.4 million, or 83%, from year-end 2005. The average maturity of the investment portfolio was approximately two years at December 31, 2006.

Investment securities designated as available for sale comprised 87% of the portfolio and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2006, $15.7 million in securities were pledged for deposits and borrowings.

Investment Portfolio Composition: Our investment portfolio is divided into two classes:

Securities Available For Sale: These are securities we may hold for indefinite periods of time. These securities include those that management intends to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. We carry these securities at market value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity.

Securities Held To Maturity: These are securities that we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities to maturity. These securities are carried at amortized cost.

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
December 31,	Cost	Value

	(In Thousands)

Securities Available for Sale:
2006:
U.S. Treasury	$16,860	$16,840
Government Sponsored Entities	70,438	69,971
Mortgage-backed Securities	183	182

Total	$87,481	$86,993

2005:
U.S. Treasury	$15,930	$15,761
Government Sponsored Entities	37,140	36,482
Mortgage-backed Securities	242	240

Total	$53,312	$52,483

2004:
U.S. Treasury	$5,503	$5,481
Government Sponsored Entities	53,628	53,656
Mortgage-backed Securities	311	312

Total	$59,442	$59,449

Securities Held to Maturity:
2006:
Municipal securities	$11,776	$11,775

Total	$11,776	$11,775

2005:
Municipal securities	$936	$957

Total	$936	$957

2004:
Municipal securities	$724	$771

Total	$724	$771

For the periods ending December 31, 2006, 2005, and 2004, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $1.6 million, $1.6 million, and $1.3 million, respectively.

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio for the periods indicated as of December 31, 2006:

	Maturity

	Within	1-5	5-10	Over 10
	1 Year	Years	Years	Years	Total

	(Dollars In Thousands)

Securities Available for Sale:
U.S. Treasury
Balance	$16,840	$—	$—	$—	$16,840
Weighted Average Yield	3.78%	0.00%	0.00%	0.00%	3.78%
Government Sponsored Entities
Balance	16,779	53,192	—	—	69,971
Weighted Average Yield	3.65%	4.96%	0.00%	0.00%	4.65%
Mortgage-Backed Securities
Balance	—	—	—	182	182
Weighted Average Yield	0.00%	0.00%	0.00%	5.35%	5.35%
Total
Balance	$33,619	$53,192	$—	$182	$86,993
Weighted Average Yield	3.71%	4.96%	0.00%	5.35%	4.48%
Securities Held to Maturity:
Municipal Securities
Balance	$70	$10,351	$1,354	$—	$11,775
Weighted Average Yield	4.12%	3.80%	3.76%	0.00%	3.80%

At December 31, 2006, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Purchased Receivables

General: We purchase accounts receivable from our business customers and provide them with short-term working capital. We provide this service to our customers in Alaska with our Business Manager® and MedCash Manager® products and in Washington and Oregon through NFS.

Our purchased receivable balances increased in 2006 to $21.2 million, as compared to $12.2 million in 2005. The funding for this growth in purchased receivables came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

Policy and Authority Limits: Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits. The policies are reviewed and approved annually by the Board of Directors.

Liabilities

Deposits

General: Deposits are our primary source of funds. Total deposits increased 2% to $794.9 million at December 31, 2006, compared with $779.9 million at December 31, 2005, and $699.1 million at December 31, 2004. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2006		2005		2004		2003		2002

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)

Interest-bearing demand accounts	$78,872	1.05%	$65,890	0.56%	$57,373	0.39%	$52,955	0.39%	$49,198	0.72%
Money market accounts	151,871	3.99%	139,331	2.78%	126,567	1.21%	134,582	0.96%	131,227	1.57%
Savings accounts	254,209	3.98%	207,277	3.02%	139,876	1.64%	104,158	1.13%	82,061	1.84%
Certificates of deposit	94,595	3.51%	138,284	2.52%	155,134	1.72%	164,847	2.14%	172,531	3.50%

Total interest-bearing accounts	579,547	3.51%	550,782	2.54%	478,950	1.40%	456,542	1.36%	435,017	2.29%
Noninterest-bearing demand accounts	185,958		182,535		181,731		159,858		135,181

Total average deposits	$765,505		$733,317		$660,681		$616,400		$570,198

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2006, we had $85.9 million in certificates of deposit, of which $59.4 million, or 69%, are scheduled to mature in 2007.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2006, was $207.5 million, an increase of $9.5 million as compared to the balance of $198 million at December 31, 2005.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2006, we did not hold any certificates of deposit for the Alaska Permanent Fund.

Borrowings

FHLB: At December 31, 2006, our maximum borrowing line from the FHLB was equal to $107 million, approximately 12% of the Company’s assets. At December 31, 2006, there was $2.2 million outstanding on the line. At December 31, 2005, there was $2.6 million outstanding on the line and an additional $15.5 million of the borrowing line was committed to secure public deposits. FHLB advances are secured by a blanket pledge of the Company’s assets.

Other Short-term Borrowing: At December 31, 2006, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2006	1 Year	Years	Years	5 Years	Total

	(In Thousands)

Long-term debt obligations	$400	$800	$800	$18,732	$20,732
Operating lease obligations	1,434	2,928	2,867	3,711	10,940
Other long-term liabilities	1,217	3,277	—	—	4,494

Total	$3,051	$7,005	$3,667	$22,443	$36,166

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2005	1 Year	Years	Years	5 Years	Total

	(In Thousands)

Long-term debt obligations	$400	$800	$800	$18,574	$20,574
Operating lease obligations	1,338	2,420	225	1,544	5,527
Other long-term liabilities	—	—	—	—	—

Total	$1,738	$3,220	$1,025	$20,118	$26,101

Long-term debt obligations consist of (a) $2.2 million advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on December 15, 2035, and bear interest at a rate of LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described at Note 18 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in CharterMac Corporate Partners XXXIII, L.P., (“CharterMac”), in September 2006 and a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. The investments in CharterMac and USA 57 will be funded in 2009 and 2010, respectively.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2006, were $172 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2006, were $794.9 million.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2006, our current assets were $459 million and our funds available for borrowing under our existing lines of credit were $166.4 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We purchased 550,942 shares of our stock under this program through December 31, 2006 at a total cost of $10.8 million at an average price of $19.64, which left a balance of 59,713 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2006, 2005, 2003, and 2002, by 17,500, 308,642, 155,800, and 69,000 shares respectively. The Company did not repurchase any of its shares in 2004. The table below shows this effect on diluted earnings per share as adjusted for the 5% stock dividend in 2006.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2006	$2.09	$1.92
2005	$1.72	$1.64
2004	$1.63	$1.57
2003	$1.61	$1.57
2002	$1.29	$1.28

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $665,000 in 2006. At December 31, 2006, the securities had an interest rate of 8.52%.

On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $654,000 in 2006. At December 31, 2006, the securities had an interest rate of 6.73%.

Our shareholders’ equity at December 31, 2006, was $95.4 million, as compared to $84.5 million at December 31, 2005. The Company earned net income of $13 million during 2006, issued 38,000 shares through the exercise of stock options, and repurchased 17,500 shares of its common stock under the Company’s publicly announced repurchase program. In addition, on September 1, 2006, the Company paid a 5% stock dividend to shareholders of record as of August 18, 2006. As a result, the Company issued 290,727 of its shares along with a cash dividend of $2,000 to pay for fractional shares. At December 31, 2006, the Company had 6.1 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2006, that the Company and Northrim Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2006, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

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

	Adequately -	Well -	Actual	Actual
December 31, 2006	Capitalized	Capitalized	Ratio BHC	Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	12.95%	11.09%
Total risk-based capital	8.00%	10.00%	14.21%	12.35%
Leverage ratio	4.00%	5.00%	11.71%	10.06%

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

Market for Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2006, the number of shareholders of record of our common stock was 187.

We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarters of 2006, 2005, and 2004, we paid cash dividends of $0.125, $0.11, and $0.095 per share, respectively. Cash dividends totaled $2.8 million, $2.6 million, and $2.3 million in 2006, 2005, and 2004, respectively. On January 11, 2007, the Board of Directors approved payment of a $0.125 per share dividend on February 9, 2007, to shareholders of record on January 29, 2007. On August 3, 2006, the Board of Directors approved payment of a 5% stock dividend on September 1, 2006, of the Company’s common stock as of the close of business August 18, 2006. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.

The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
High	$21.77	$23.90	$27.33	$27.68
Low	$20.70	$21.37	$22.04	$25.89
2005
High	$23.98	$23.81	$23.90	$24.29
Low	$22.10	$21.02	$22.27	$22.14

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2001, and ending December 31, 2006. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $500 million to $1 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2001, and that all dividends were reinvested.

Total Return Performance

December 31,	2001	2002	2003	2004	2005	2006

Northrim BanCorp, Inc.	100.00	95.91	166.68	173.87	175.88	213.55
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

Repurchase of Securities

The Company did not repurchase any of its common stock in the fourth quarter of 2006.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(Excluding Securities
	warrants and rights	warrants and rights	Reflected in Column
Plan Category	(a)	(b)	(a))

Equity compensation plans approved by security holders	439,027	$13.37	173,734

Total	439,027	$13.37	173,734

Recent Accounting Pronouncements

Between February of 2006 and December of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Statement No. 157, Fair Value Measurements, Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R, and FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The Company believes the adoption of these Statements will have no impact on its financial statements.

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

The adoption of FASB No. 123R resulted in additional stock compensation expense of $256,000 for the year ending December 31, 2006. The Company recognized a tax benefit of $74,000 related to stock compensation expense on non-qualified stock options.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under FASB 123R. The Company recognizes the fair value of the restricted stock units and stock options as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $134,000 on the fair value of restricted stock units and $256,000 on the fair value of stock options for a total of $390,000 in stock-based compensation expense for the year ending December 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25.

Outlined below are valuation assumptions used in the Black-Scholes valuation model for stock options that were used in estimating the fair value for each stock option granted in November of 2006 and 2005 and in December of 2004.

	Granted

Options:	Nov. 2006	Nov. 2005	Dec. 2004

Expected option life (years)	7.4	7.5	7.7
Risk free rate	4.57%	4.45%	4.09%
Dividends per share	$0.56	$0.50	$0.44
Expected volatility factor	37.44%	37.06%	39.28%

The expected life represents the weighted average period of time that options granted are expected to be outstanding when considering vesting periods and the exercise history of the Company. The risk free rate is based upon the equivalent yield of a United States Treasury zero-coupon issue with a term equivalent to the expected life of the option. The expected dividends are based on projected dividends for the Company at the date of the option grant taking into account projected net income growth, dividend pay-out ratios, and other factors. The expected volatility is based upon the historical price volatility of the Company’s stock. See “Note 17 Options” for additional information.

Fair Value Disclosures — Prior to FASB 123R Adoption

Stock-based compensation for the period prior to January 1, 2006 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB 123R had been applied to all outstanding and unvested awards in periods prior to January 1, 2006:

		2005	2004

Net income (in thousands)	As reported	$11,170	$10,700
Less stock-based employee compensation		(173)	(163)

Net income	Pro forma	$10,997	$10,537

Earnings per share, basic	As reported	$1.78	$1.68
	Pro forma	$1.75	$1.65
Earnings per share, diluted	As reported	$1.72	$1.63
	Pro forma	$1.70	$1.60

Prior to the adoption of FASB 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. FASB 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB 123R. Accordingly, the Company has recognized these excess tax benefits in the condensed statement of cash flow for the year ended December 31, 2006.

FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The method comprises a computational component that establishes the beginning balance of the additional paid in capital (“APIC”) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of FASB 123R. The Company has elected to use the long haul method to calculate the beginning balance of the APIC pool as opposed to electing this simplified method.

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

Our excess liquidity not needed for current operations has generally been invested in short-term assets or securities, primarily securities issued by government sponsored entities. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity, and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.

Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance, such as early withdrawal of time deposits and prepayment of loans, it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2006. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2006
	Within 1 year	1-5 years	≥5 years	Total

	(In Thousands)
Interest-Earning Assets:
Money market investments	$18,717	$—	$—	$18,717
Investment securities	33,690	63,543	3,092	100,325
Loans:
Commercial	239,215	43,966	1,429	284,610
Real estate construction	150,808	506	1,628	152,942
Real estate term	153,748	75,337	6,238	235,323
Installment and other consumer	15,549	14,829	11,650	42,028

Total interest-earning assets	$611,727	$198,181	$24,037	$833,945
Percent of total interest-earning assets	73%	24%	3%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$89,476	$—	$—	$89,476
Money market accounts	157,345	—	—	157,345
Savings accounts	255,822	—	—	255,822
Certificates of deposit	59,357	26,537	24	85,918
FHLB advances	—	—	2,174	2,174
Other borrowings	4,328	—	—	4,328
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	$584,886	$26,537	$2,198	$613,621
Percent of total interest-bearing liabilities	95%	4%	0%	100%

Interest sensitivity gap	$26,841	$171,644	$21,839	$220,324
Cumulative interest sensitivity gap	$26,841	$198,485	$220,324
Cumulative interest sensitivity gap as a percentage of total assets	3%	21%	24%

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

Based on the results of the simulation models at December 31, 2006, we expect an increase in net interest income of $250,000 million and a decrease of $292,000 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Effectiveness of Internal Control Over Financial Reporting, that Northrim BanCorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Northrim BanCorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Anchorage, Alaska
February 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northrim BanCorp, Inc’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Anchorage, Alaska
February 16, 2007

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

	(In Thousands Except Share Amounts)

Assets
Cash and due from banks (Note 2)	$25,565	$28,854
Money market investments (Note 3)	18,717	60,836
Investment securities held to maturity (Note 4)	11,776	936
Investment securities available for sale (Note 4)	86,993	52,483
Investment in Federal Home Loan Bank stock (Note 4)	1,556	1,556

Total Portfolio Investments	100,325	54,975
Loans (Note 5)	717,056	705,059
Allowance for loan losses (Note 6)	(12,125)	(10,706)

Net Loans	704,931	694,353
Purchased receivables	21,183	12,198
Accrued interest receivable	4,916	4,397
Premises and equipment, net (Note 7)	12,874	10,603
Intangible assets (Notes 1 and 8)	6,903	7,385
Other assets (Notes 1 and 8)	30,206	21,979

Total Assets	$925,620	$895,580

Liabilities
Deposits:
Demand	$206,343	$196,616
Interest-bearing demand	89,476	75,988
Savings	48,330	46,790
Alaska CDs	207,492	197,989
Money market	157,345	151,903
Certificates of deposit less than $100,000 (Note 9)	57,601	59,331
Certificates of deposit greater than $100,000 (Note 9)	28,317	51,249

Total Deposits	794,904	779,866
Borrowings (Note 10)	6,502	8,415
Junior subordinated debentures (Note 11)	18,558	18,558
Other liabilities	10,209	4,267

Total Liabilities	830,173	811,106

Minority interest in subsidiaries	29	—

Shareholders’ Equity (Note 16 and 17)
Common stock, $1 par value, 10,000,000 shares authorized, 6,114,247 and 5,803,487 shares issued and outstanding at December 31, 2006 and 2005, respectively	6,114	5,803
Additional paid-in capital	46,379	39,161
Retained earnings	43,212	39,999
Accumulated other comprehensive income- net unrealized gains/losses on available for sale on investment securities	(287)	(489)

Total Shareholders’ Equity	95,418	84,474

Commitments and contingencies (Notes 2, 4, 10, 15, 18, 19, and 22)

Total Liabilities and Shareholders’ Equity	$925,620	$895,580

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In Thousands Except Per Share Amounts)

Interest Income
Interest and fees on loans	$65,347	$55,870	$45,898
Interest on investment securities-available for sale (Note 4)	2,396	2,171	2,400
Interest on investment securities-held to maturity (Note 4)	403	31	92
Interest on money market investments	1,375	709	164

Total Interest Income	69,521	58,781	48,554
Interest Expense
Interest expense on deposits and borrowings (Note 12)	21,999	14,873	7,283

Net Interest Income	47,522	43,908	41,271
Provision for loan losses (Note 6)	2,564	1,170	1,601

Net Interest Income After Provision for Loan Losses	44,958	42,738	39,670
Other Operating Income
Service charges on deposit accounts	1,975	1,800	1,718
Purchased receivable income	1,855	993	201
Employee benefit plan income	1,113	—	—
Equity in earnings from mortgage affiliate	649	493	438
Equity in loss from Elliott Cove	(230)	(424)	(457)
Other income	2,296	1,971	1,892

Total Other Operating Income	7,658	4,833	3,792

Other Operating Expense
Salaries and other personnel expense	19,277	17,656	15,708
Occupancy, net	2,503	2,417	2,130
Equipment expense	1,350	1,371	1,372
Marketing expense	1,641	1,657	1,201
Intangible asset amortization expense	482	368	368
Other expense	6,115	6,008	5,756

Total Other Operating Expense	31,368	29,477	26,535

Income Before Income Taxes and Minority Interest	21,248	18,094	16,927
Minority interest in subsidiaries	296	—	—

Income Before Income Taxes	20,952	18,094	16,927
Provision for income taxes (Note 13)	7,978	6,924	6,227

Net Income	$12,974	$11,170	$10,700

Earnings Per Share, Basic	$2.12	$1.78	$1.68

Earnings Per Share, Diluted	$2.09	$1.72	$1.63

Weighted Average Shares Outstanding, Basic	6,120,002	6,286,774	6,383,281

Weighted Average Shares Outstanding, Diluted	6,205,826	6,481,794	6,584,146

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

	Common Stock

					Accumulated
			Additional		other
	Number	Par	paid-in	Retained	comprehensive
	of shares	value	capital	earnings	income	Total

	(In Thousands)

Balance as of January 1, 2004	6,050	$6,050	$45,615	$22,997	$623	$75,285

Cash dividend declared	—	—	—	(2,308)	—	(2,308)
Exercise of Stock Options	39	39	(150)	—	—	(111)
Excess tax benefits from share-based payment arrangements	—	—	411	—	—	411
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	(619)	(619)

Net Income	—	—	—	10,700	—	10,700

Total Comprehensive Income						10,081

Balance as of December 31, 2004	6,089	$6,089	$45,876	$31,389	$4	$83,358

Cash dividend declared	—	—	—	(2,560)	—	(2,560)
Stock option expense	—	—	68	—	—	68
Exercise of stock options	23	23	106	—	—	129
Excess tax benefits from share-based payment arrangements	—	—	140	—	—	140
Treasury stock buy-back	(309)	(309)	(7,029)	—	—	(7,338)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	(493)	(493)

Net Income	—	—	—	11,170	—	11,170

Total Comprehensive Income						10,677

Balance as of December 31, 2005	5,803	$5,803	$39,161	$39,999	($489)	$84,474

Cash dividend declared	—	—	—	(2,780)	—	(2,780)
Stock dividend	291	291	6,690	(6,981)	—	—
Stock option expense	—	—	390	—	—	390
Exercise of stock options	38	38	300	—	—	338
Excess tax benefits from share-based payment arrangements	—	—	230	—	—	230
Treasury stock buy-back	(18)	(18)	(392)	—	—	(410)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 14)	—	—	—	—	202	202

Net Income	—	—	—	12,974	—	12,974

Total Comprehensive Income						13,176

Balance as of December 31, 2006	6,114	$6,114	$46,379	$43,212	($287)	$95,418

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In Thousands)
Operating Activities:
Net income	$12,974	$11,170	$10,700
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	—	(9)	(151)
Depreciation and amortization of premises and equipment	1,116	1,244	1,142
Amortization of software	354	544	558
Intangible asset amortization	482	368	368
Amortization of investment security premium, net of discount accretion	(133)	—	151
Deferred tax (benefit)	(1,826)	(821)	(1,260)
Stock-based compensation	390	68	—
Excess tax benefits from share-based payment arrangements	(230)	(140)	(411)
Deferral of loan fees and costs, net	19	183	163
Provision for loan losses	2,564	1,170	1,601
Earnings in excess of distributions from RML	(124)	(11)	(71)
Equity in loss from Elliott Cove	230	424	457
Minority interest in subsidiaries	296	—	—
(Increase) in accrued interest receivable	(519)	(719)	(378)
(Increase) in other assets	(7,234)	(494)	(656)
Increase (decrease) of other liabilities	6,160	578	296

Net Cash Provided by Operating Activities	14,519	13,555	12,509

Investing Activities:
Investment in securities:
Purchases of investment securities — available-for-sale	(40,643)	(10,874)	(28,341)
Purchases of investment securities — held-to-maturity	(10,905)	(277)	—
Proceeds from sales/maturities of securities — available-for-sale	6,608	17,012	38,559
Proceeds from calls/maturities of securities — held-to-maturity	65	65	220
Investment in Federal Home Loan Bank stock, net	—	(254)	244
Investment in purchased receivables, net	(8,985)	(10,007)	(1,729)
Investments in loans:
Sales of loans and loan participations	22,601	25,116	20,036
Loans made, net of repayments	(35,762)	(53,317)	(98,373)
Investment in Elliott Cove	(210)	(150)	(250)
Investment in NBG	—	(1,146)	—
Subscription in PWA	—	(2,015)	—
Loan to Elliott Cove, net of repayments	58	(575)	(250)
Loan to PWA, net of repayments	385	(385)
Purchases of premises and equipment	(3,387)	(1,264)	(618)

Net Cash Used by Investing Activities	(70,175)	(38,071)	(70,502)

Financing Activities:
Increase in deposits	15,038	80,805	52,864
Increase (decrease) in borrowings	(1,913)	1,937	1,335
Distributions to minority interests	(267)	—	—
Proceeds from issuance of common stock	338	129	(111)
Excess tax benefits from share-based payment arrangements	230	140	411
Proceeds from issuance of junior subordinated debentures	—	10,000	—
Repurchase of common stock	(410)	(7,338)	—
Cash dividends paid	(2,768)	(2,560)	(2,308)

Net Cash Provided by Financing Activities	10,248	83,113	52,191

Net Increase (Decrease) by Cash and Cash Equivalents	(45,408)	58,597	(5,802)
Cash and cash equivalents at beginning of period	89,690	31,093	36,895

Cash and Cash Equivalents at End of Year	$44,282	$89,690	$31,093

Supplemental Information:
Income taxes paid	$9,296	$7,550	$6,825
Interest paid	$21,891	$14,741	$7,766
Conversion of Elliott Cove loan to equity	$—	$—	$625

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, Fairbanks, Alaska, and the Pacific Northwest through its Northrim Funding Services division (“NFS”); Northrim Investment Services Company (“NISC”) which holds the Company’s interest in both Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Pacific Wealth Advisors (“PWA”), an investment advisory and wealth management business located in Seattle, Washington; and Northrim Capital Trust 1 (“NCT1”) and Northrim Statutory Trust 2 (“NST2”), entities that were formed to facilitate trust preferred securities offerings by the Company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.

Effective December 31, 2001, Northrim Bank became a wholly-owned subsidiary of a new bank holding company, Northrim BanCorp, Inc. The Bank’s shareholders agreed to exchange their ownership in the Bank for ownership in the Company. The ownership interests in the Company are the same as the ownership interests in the Bank prior to the exchange. The exchange has been accounted for similarly to a pooling of interests.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis for securities with similar attributes to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

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

Allowance for Loan Losses: The allowance for loan losses is a management estimate of the reserve necessary to absorb probable losses in the Company’s loan portfolio. The Company charges off the balance of a loan or writes down a portion of a loan when it identifies a loss in the respective loan. In determining the adequacy of the allowance, management evaluates prevailing economic conditions, results of regular examinations and evaluations of the quality of the loan portfolio by external parties, actual loan loss experience, the extent of existing risks in the loan portfolio, commitments to lend other funds, and other pertinent factors. Future additions to the allowance may be necessary based on changes in economic conditions and other factors used in evaluating the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Purchased Receivables: The Bank purchases accounts receivable at a discount from its customers. The purchased receivables are carried at cost. The discount and fees charged to the customer are earned while the balances of the purchases are outstanding.

Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; vehicles at 3 years, furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 11 years, and buildings over 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviews goodwill annually for impairment by reviewing a number of key market indicators. In addition, the Company amortizes its core deposit intangible over 8 years using a straight-line method. Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005. The Company amortizes this intangible over its estimated life of ten years.

Other Assets: Other assets include purchased software and prepaid expenses. These assets are carried at amortized cost and are amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the deferred tax asset and the Company’s investments in RML Holding Company, Elliott Cove, NBG, and three low income housing partnerships. These partnerships include Related Corporate Partners XXII, L.P., (“RCP”), CharterMac Corporate Partners XXXIII, L.P., (“CharterMac”) and U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”). These entities are all Delaware limited partnerships. The Company purchased a $3 million interest in each of these partnerships in January 2003, September 2006 and December 2006, respectively.

Other Real Estate: Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan loss. Any subsequent reduction in the carrying value is charged against earnings.

Advertising: Advertising, promotion and marketing costs are expensed as incurred. For the periods ending December 31, 2006, 2005, and 2004, the Company reported total expenses of $1.6 million, $1.7 million, and $1.2 million, respectively.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 17, are considered to be common stock equivalents. Incremental shares were 92,782, 178,681, and 191,300 for 2006, 2005, and 2004, respectively. On September 1, 2006, the Company paid a 5% stock dividend to shareholders of record as of August 18, 2006. As a result, the Company issued 290,727 of its shares along with a cash dividend of $2,000 to pay for fractional shares.

Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of FASB Statement No. 123R, “Share Based-Payment”, a revision of FASB 123 “Accounting for Stock — Based Compensation”. FASB Statement No. 123R establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation —

Transition and Disclosure”, the Company has elected the modified prospective method for recognition of compensation cost associated with stock options and has elected to recognize compensation expense for options with pro-rata vesting using the straight-line method. Accordingly, results for prior periods have not been restated. Prior to January 1, 2006 the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, for the years ending December 31, 2005 and 2004, compensation expense is calculated using the intrinsic-value-based method of accounting. Under this method, expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period in which the intrinsic-value-based method of accounting was applied:

		2005	2004

Net income (in thousands)	As reported	$11,170	$10,700
Less stock-based employee compensation		(173)	(163)

Net income	Pro forma	$10,997	$10,537

Earnings per share, basic	As reported	$1.78	$1.68
	Pro forma	$1.75	$1.65
Earnings per share, diluted	As reported	$1.72	$1.63
	Pro forma	$1.70	$1.60

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassifications: Certain reclassifications have been made to prior year amounts, due primarily to aggregation, to maintain consistency with the current year with no impact on net income or total shareholders’ equity.

Segments: The Company has identified only one reportable segment.

Geographic Concentration and Alaska Economy: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 86% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.

Consolidation Policy: The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its wholly-owned subsidiaries that include Northrim Bank, and NISC. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company, Elliott Cove, and Pacific Wealth Advisors, LLC using the equity method.

NOTE 2 — Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2006, was $0.

NOTE 3 — Money Market Investments

Money market investment balances are as follows:

December 31,	2006	2005

	(In Thousands)

Interest bearing deposits at Federal Home Loan Bank (FHLB)	$18,717	$54,036
Fed funds sold	—	6,800

Total	$18,717	$60,836

All money market investments had a one-day maturity.

NOTE 4 — Investment Securities

The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In Thousands)

2006:
Securities Available for Sale
U.S. Treasury	$16,860	$—	$20	$16,840
Government Sponsored Entities	70,438	16	483	69,971
Mortgage-backed Securities	183	—	1	182

Total	$87,481	$16	$504	$86,993

Securities Held to Maturity
Municipal Securities	$11,776	$32	$33	$11,775

Federal Home Loan Bank Stock	$1,556	$—	$—	$1,556

2005:
Securities Available for Sale
U.S. Treasury	$15,930	$—	$169	$15,761
Government Sponsored Entities	37,140	—	659	36,482
Mortgage-backed Securities	242	—	2	240

Total	$53,312	$—	$830	$52,483

Securities Held to Maturity
Municipal Securities	$936	$28	$7	$957

Federal Home Loan Bank Stock	$1,556	$—	$—	$1,556

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 were as follows:

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2006:
Securities Available for Sale
U.S. Treasury	$5,862	$5	$10,978	$15	$16,840	$20
Government Sponsored Entities	—	—	39,966	483	39,966	483
Mortgage-backed Securities	—	—	182	1	182	1

Total	$5,862	$5	$51,126	$499	$56,988	$504

Securities Held to Maturity
Municipal Securities	$8,105	$30	$274	$3	$8,379	$33

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2005:
Securities Available for Sale
U.S. Treasury	$4,883	$53	$10,878	$116	$15,761	$169
Government Sponsored Entities	10,519	176	25,963	483	36,482	659
Mortgage-backed Securities	240	2	—	—	240	2

Total	$15,642	$231	$36,841	$599	$52,483	$830

Securities Held to Maturity
Municipal Securities	$270	$7	—	—	$270	$7

The unrealized losses on investments in U.S. Treasury and government sponsored entities were caused by interest rate increases. At December 31, 2006, there were fifteen of these securities in an unrealized loss position of $504,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and market values of debt securities at December 31, 2006, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within			Over	Amortized	Market
	1 Year	1-5 Years	5-10 Years	10 Years	Cost	Value

	(In Thousands)

Securities Available for Sale
U.S. Treasury	$16,860	$—	$—	$—	$16,860	$16,840
Government Sponsored Entities	16,902	53,536	—	—	70,438	69,971
Mortgage-backed Securities	—	—	—	183	183	182

Total	$33,762	$53,536	$—	$183	$87,481	$86,993

Weighted Average Yield	3.71%	4.96%	0.00%	5.35%	4.48%	—

Securities Held to Maturity
Municipal Securities	$70	$10,357	$1,349	$—	$11,776	$11,775

Weighted Average Yield	4.12%	3.80%	3.76%	0.00%	3.80%	—

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

(In Thousands)

2006:
Available-for-Sale Securities	$—	$—	$—
Held-to-Maturity Securities	$—	$—	$—
2005:
Available-for-Sale Securities	$6,148	$44	$35
Held-to-Maturity Securities	$—	$—	$—
2004:
Available-for-Sale Securities	$3,789	$151	$—
Held-to-Maturity Securities	$—	$—	$—

The Company pledged $15.7 million and $20.9 million of investment securities at December 31, 2006, and 2005, respectively, as collateral for public deposits and borrowings.

A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2006	2005	2004

	(In Thousands)

U.S. Treasury	$438	$472	$67
Government Sponsored Entities	1,948	1,688	2,319
Other	10	11	14

Total	$2,396	$2,171	$2,400

Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $1.6 million for both 2006 and 2005.

NOTE 5 — Loans

The composition of the loan portfolio is presented below:

December 31,	2006	2005

	(In Thousands)

Commercial	$287,281	$287,617
Real estate construction	153,059	131,532
Real estate term	237,599	252,395
Installment and other consumer	42,140	36,519

Sub-total	720,079	708,063
Less: Unearned origination fees, net of origination costs	(3,023)	(3,004)

Total loans	717,056	705,059
Allowance for loan losses	(12,125)	(10,706)

Net Loans	$704,931	$694,353

The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2006, approximately 71% and 27% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Non-accrual loans totaled $5.2 million and $5.1 million at December 31, 2006, and 2005, respectively. Interest income which would have been earned on non-accrual loans for 2006, 2005, and 2004 amounted to $437,000, $353,000, and $658,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.

At December 31, 2006, and 2005, the recorded investment in loans that are considered to be impaired was $32 million and $18.3 million, respectively, (of which $5.2 million and $5 million, respectively, were on a non-accrual basis). A specific allowance of $4.3 million was established for the $32 million of impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2006, and 2005, was approximately $32.2 million and $18.1 million, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company recognized interest income on these impaired loans of $2.5 million, $945,000, and $117,000, respectively.

At December 31, 2006, and 2005, there were no loans pledged as collateral to secure public deposits.

At December 31, 2006, and 2005, the Company serviced $97 million and $90 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2006, and 2005, the Company held $1.1 million and $734,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Maturities and sensitivity of accrual loans to changes in interest rates as of December 31, 2006 are as follows:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)

Commercial	$149,325	$86,951	$48,334	$284,610
Construction	140,658	10,656	1,628	152,942
Real estate term	58,131	70,772	106,420	235,323
Installment and other consumer	1,032	8,032	32,964	42,028

Total	$349,146	$176,411	$189,346	$714,903

Fixed interest rate	$130,312	$56,601	$54,489	$241,402
Floating interest rate	218,834	119,810	134,857	473,501

Total	$349,146	$176,411	$189,346	$714,903

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2006	2005

	(In Thousands)

Balance, beginning of the year	$2,995	$3,132
Loans made	11,520	16,848
Repayments or change to nondirector status	13,392	16,985

Balance, end of year	$1,123	$2,995

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2006, and 2005, were $3.4 million and $1.5 million, respectively.

NOTE 6 — Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2006	2005	2004

	(In Thousands)

Balance, beginning of the year	$10,706	$10,764	$10,186
Provision charged to operations	2,564	1,170	1,601
Charge-offs:
Commercial	(2,544)	(1,552)	(1,387)
Construction	—	(100)	—
Real estate	—	—	—
Installment and other consumer	(72)	(63)	(84)

Total Charge-offs	(2,616)	(1,715)	(1,471)

Recoveries:
Commercial	1,086	418	200
Construction	—	15	185
Real estate	354	15	—
Installment and other consumer	31	39	63

Total Recoveries	1,471	487	448

Charge-offs net of recoveries	(1,145)	(1,228)	(1,023)

Balance, End of Year	$12,125	$10,706	$10,764

At December 31, 2006, the allowance for loan losses was $12.1 million as compared to balances of $10.7 million and $10.8 million, respectively, at December 31, 2005 and 2004. The increase in the allowance for the loan losses between December 31, 2006 and December 31, 2005 was caused in part by an increase in loans measured for impairment that increased to $32 million at December 31, 2006 from $18.3 million at December 31, 2005, as well as growth in the loan portfolio.

NOTE 7 — Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2006	2005

		(In Thousands)

Land		$1,443	$1,443
Vehicle	3 years	61	61
Furniture and equipment	3-7 years	9,608	8,915
Tenant improvements	2-11 years	7,307	4,839
Buildings	39 years	6,865	6,848

Total Premises and Equipment		25,284	22,106
Accumulated depreciation and amortization		(12,410)	(11,503)

Total Premises and Equipment, Net		$12,874	$10,603

During 1991, the Company purchased the building in which it operates and simultaneously sold the building to a partnership, in which three of the Company’s directors had an approximate 54% ownership interest. The net gain on the sale of the building, $176,000, was being amortized over the lease term; approximately $12,000 was recognized in 2004, at which time the gain was fully amortized.

NOTE 8 — Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2006	2005

	(In Thousands)

Intangible assets:
Goodwill	$5,735	$5,735
Core deposits intangible	163	531
NBG customer relationships	1,005	1,119

Total	$6,903	$7,385

Prepaid expenses	$719	$572
Software	553	466
Deferred taxes, net	10,560	8,838
Note receivable from Elliott Cove	617	1,060
Investment in Elliott Cove	80	101
Investment in PWA	1,894	2,015
Investment in RML Holding Company	4,327	4,203
Investment in Low Income Housing Partnerships	8,220	2,440
Other assets	3,236	2,284

Total	$30,206	$21,979

As part of the acquisition of branches from Bank of America in 1999, the Company recorded goodwill and a core deposit intangible (“CDI”). The CDI is net of accumulated amortization of $2.8 million and $2.4 million for the periods ending December 31, 2006, and 2005, respectively. The Company intends to continue amortizing the CDI through June of 2007, which will be the remainder of its useful life.

In the first quarter of 2005, NCIC purchased a 10% interest in NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. In the fourth quarter of 2005, NCIC purchased an additional 40.1% interest in NBG, bringing its ownership interest to 50.1%. The Company has invested $1.1 million in NBG and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the NBG intangible asset over a ten-year period on a straight-line basis. In 2006, the amortization expense on the NBG intangible asset was $115,000.

The Company recorded amortization expense of its intangible assets of $482,000, $368,000, and $368,000 in 2006, 2005, and 2004, respectively. The increase in the amortization expense in 2006 resulted from the additional amortization expense on the NBG intangible asset. The amortization expense that is required on these assets as of December 31, 2006, is as follows:

Year Ending December 31:

(In Thousands)

2007	$278
2008	115
2009	115
2010	115
2011	115
Thereafter	430

Total	$1,168

As of December 31, 2006, the Company owns a 47% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $617,000 as of December 31, 2006.

In the fourth quarter of 2005, the Company, through NISC, purchased subscription rights to an ownership interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. The Company also made commitments to make two loans to PWA of $225,000 and $175,000, respectively. There were no outstanding balances on these two commitments as of December 31, 2006. Subsequent to the investment in these subscription rights, PWA purchased Pacific Portfolio Consulting L.P., an investment advisory business, and formed Pacific Portfolio Trust Company. After the completion of these transactions, NISC owned a 24% interest in PWA and applies the equity method of accounting for its ownership interest in PWA.

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

Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2006	2005

	(In Thousands)

Assets
Current assets	$53,072	$70,315
Long-term assets	6,455	5,958

Total Assets	$59,527	$76,273

Liabilities
Current liabilities	$41,980	$58,285
Long-term liabilities	964	1,906

Total Liabilities	42,944	60,191

Shareholders’ Equity	16,583	16,082

Total Liabilities and Shareholders’ Equity	$59,527	$76,273

Income/expense
Gross income	$17,036	$15,819
Total expense	14,403	13,107
Joint venture allocations	102	(522)

Net Income	$2,735	$2,190

In December of 2006, September of 2006 and January of 2003 the Company made investments of $3 million each in USA 57, CharterMac and RCP, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen and eighteen-year period, respectively.

NOTE 9 — Deposits

The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2006, and 2005, was $28.3 million and $51.2 million, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)

2007	$59,357
2008	16,852
2009	9,425
2010	146
2011	114
Thereafter	24

Total	$85,918

At December 31, 2006, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank compared to 2005 where the Company held $15 million of these types of deposits.

NOTE 10 — Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 12% of assets, or $107 million at December 31, 2006. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2006, and 2005, there was $2.2 million and $18.1 million committed on the line, respectively. At December 31, 2005, there was $2.6 million outstanding on the line and an additional $15.5 million of the borrowing line was committed to secure public deposits. The outstanding balances on the FHLB line of credit at December 31, 2006, and 2005, of $2.2 million and $2.6 million, respectively, have a maturity date of May 7, 2012.

The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2006, and 2005, was $1 million.

The Federal Reserve Bank is holding $55.5 million of loans as collateral to secure advances made through the discount window on December 31, 2006. There were no discount window advances outstanding at December 31, 2006.

Securities sold under agreements to repurchase were $3.3 million with an interest rate of 3.69%, and $4.9 million with an interest rate of 2.28%, at December 31, 2006, and 2005, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2006 and 2005 was $3.3 million and $2.8 million, respectively, and the maximum outstanding at any month-end was $6.7 million and $5.4 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 11 — Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN 46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 8.52% at December 31, 2006. The interest cost to the Company on these debentures was $665,000 in 2006 and $523,000 in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN 46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 6.73% at December 31, 2006. The interest cost to the Company on these debentures was $654,000 in 2006 and $26,000 in 2005. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 12 — Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2006	2005	2004

	(In Thousands)

Interest-bearing demand accounts	$830	$369	$221
Money market accounts	6,053	3,876	1,527
Savings accounts	10,113	6,263	2,290
Certificates of deposit greater than $100,000	1,425	2,170	1,620
Certificates of deposit less than $100,000	1,897	1,312	1,051
Borrowings	1,681	883	574

Total	$21,999	$14,873	$7,283

NOTE 13 — Income Taxes

Components of the provision for income taxes are as follows:

		Current Tax	Deferred	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)

2006:	Federal	$7,828	($1,436)	$6,392
	State	2,012	(426)	1,586

Total		$9,840	($1,862)	$7,978

2005:	Federal	$6,148	($639)	$5,509
	State	1,597	(182)	1,415

Total		$7,745	($821)	$6,924

2004:	Federal	$6,139	($998)	$5,141
	State	1,348	(262)	1,086

Total		$7,487	($1,260)	$6,227

The actual expense for 2006, 2005, and 2004, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2006, 2005, and 2004) as follows:

December 31,	2006	2005	2004

	(In Thousands)

Computed “expected” income tax expense	$7,333	$6,333	$5,924
State income taxes, net	1,031	920	706
Other	(386)	(329)	(403)

Total	$7,978	$6,924	$6,227

The components of the deferred tax asset are as follows:

December 31,	2006	2005	2004

	(In Thousands)

Provision for loan losses	$7,113	$5,796	$5,612
Loan fees, net of costs	1,240	1,227	1,150
Unrealized gain on available-for-sale investment securities	201	341	(3)
Depreciation	826	678	386
Other, net	1,180	796	528

Net Deferred Tax Asset	$10,560	$8,838	$7,673

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

NOTE 14 — Comprehensive Income

At December 31, 2006, 2005, and 2004, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)

2006:
Unrealized net holding losses on investment securities arising during 2006	$342	($140)	$202
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized losses	$342	($140)	$202

2005:
Unrealized net holding losses on investment securities arising during 2005	($828)	$340	($488)
Plus: Reclassification adjustment for net realized gains included in net income	(9)	4	(5)

Net unrealized losses	($837)	$344	($493)

2004:
Unrealized net holding losses on investment securities arising during 2004	($900)	$370	($530)
Plus: Reclassification adjustment for net realized gains included in net income	(151)	62	(89)

Net unrealized losses	($1,051)	$432	($619)

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $727,000, $773,000, and $619,000, in 2006, 2005, and 2004, respectively for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $255,000, $165,000, and $161,000, in 2006, 2005, and 2004, respectively and included these expenses in salaries and other personal expense in the Consolidated Statements of Income. At December 31, 2006 and 2005, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.4 million and $1.1 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. Contributions to this plan totaled $381,000, $268,000, and $119,000 in 2006, 2005, and 2004 respectively and included these expenses in salaries and other personal expense in the Consolidated Statements of Income. At December 31, 2006 and 2005, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.1 million and $702,000, respectively.

NOTE 16 — Common Stock

Quarterly cash dividends were paid aggregating to $2.8 million, $2.6 million, and $2.3 million, or $0.47 per share, $0.43 per share, and $0.38 per share, in 2006, 2005, and 2004, respectively. On January 11, 2007, the Board of Directors declared a $0.125 per share cash dividend payable on February 9, 2007, to shareholders of record on January 29, 2007. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. We purchased 550,942 shares of our stock under this program through December 31, 2006 at a total cost of $10.8 million at an average price of $19.64, which left a balance of 59,713 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

On September 1, 2006, the Company paid a 5% stock dividend to shareholders of record as of August 18, 2006. As a result, the Company issued 290,727 of its shares along with a cash dividend of $2,000 to pay for fractional shares.

NOTE 17 — Options

The Company has set aside 315,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at December 31, 2006 was 439,027, which includes 141,266 shares granted under the 2004 Plan leaving 173,734 shares available for future awards. This information has been adjusted for the 5% stock dividend paid on September 1, 2006. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Options and Restricted Stock Outstanding

Activity on options and restricted stock units granted under the 2004 Plan and prior plans is as follows. This information has been adjusted for the 5% stock dividend paid on September 1, 2006:

		Weighted
	Shares	Average	Range of
	Under	Exercise	Exercise
	Option	Price	Price

December 31, 2003 outstanding	443,058	$9.90	$6.32-$22.01

Granted — 2004	52,295	18.87
Forfeited	(7,085)	12.74
Exercised	(62,950)	6.41

December 31, 2004 outstanding	425,319	$11.48	$6.32-$22.01

Granted — 2005	48,709	19.43
Forfeited	(3,004)	16.93
Exercised	(25,873)	9.15

December 31, 2005 outstanding	445,150	$12.45	$6.32-$22.01

Granted — 2006	47,363	19.30
Forfeited	(6,217)	16.15
Exercised	(47,269)	10.25

December 31, 2006 outstanding	439,027	$13.37	$7.52-$27.24

Stock options outstanding and exercisable at December 31, 2006 are as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2006	429,662	$12.90
Changes during the period:
Granted	33,554	27.24
Exercised	(47,269)	10.25
Forfeited	(4,910)	20.45

Outstanding at December 31, 2006	411,037	$14.28

Options exercisable at December 31, 2006	338,100	$11.98
Unexercisable options at December 31, 2006	72,937	$24.92

Restricted stock grants outstanding at December 31, 2006 are as follows:

		Weighted
	Number of	Average Fair
	Shares	Value

Outstanding at January 1, 2006	15,488	$22.77
Changes during the period:
Granted	13,809	26.44
Vested	—	—
Forfeited	(1,307)	22.77

Outstanding at December 31, 2006	27,990	$24.58

At December 31, 2006, all restricted stock units were unexercisable Restricted stock units will start to vest in December of 2007. No options or restricted stock units expired unexercised in 2006.

At December 31, 2006, 2005, and 2004, the weighted-average remaining contractual life of outstanding options and restricted stock units was 5.3 years, 5.8 years, and 6.4 years, respectively.

At December 31, 2006, 2005, and 2004, the number of options exercisable was 338,100, 327,707, and 303,714, respectively, and the weighted-average exercise price of those options was $11.98, $10.75, and $9.78, respectively.

The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at December 31, 2006 was $5.1 million, $4.9 million, and $123,000, respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2006 is 5.5 and 4.7 years, respectively. The weighted average remaining life of restricted stock units outstanding at December 31, 2006 is 2 years. No units are exercisable.

At December 31, 2006, there were 173,734 additional shares available for grant under the plan. The per share fair value of stock options granted during 2006, 2005, and 2004, were calculated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Granted

Options:	Nov. 2006	Nov. 2005	Dec. 2004

Expected option life (years)	7.4	7.5	7.7
Risk free rate	4.57%	4.45%	4.09%
Dividends per Share	$0.56	$0.50	$0.44
Expected volatility factor	37.44%	37.06%	39.28%

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

The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 are as follows:

Years Ended December 31,	2006	2005	2004

	(Dollars in Thousands)

Options:
Weighted-average grant-date fair value of stock options granted:	$9.79	$8.28	$8.49
Total fair value of shares vested during the period:	256	173	163
Total intrinsic value of options exercised:	672	340	999

Restricted stock units:
Weighted-average grant-date fair value of stock options granted:	$26.44	$20.21	$21.88
Total fair value of shares vested during the period:	—	—	—
Total intrinsic value of options exercised:	—	—	—

The Company recognizes the fair value of the stock options and restricted stock units as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $256,000 on the fair value of stock options and $134,000 on the fair value of restricted stock units for a total of $390,000 in stock-based compensation expense for the year ending December 31, 2006. The Company recognized $68,000 on the fair value of restricted stock units in stock-based compensation expense for the year ending December 31, 2005.

The unamortized stock-based payment and the weighted average expense period remaining at December 31, 2006 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

	(Dollars in Thousands)

Stock options	$632	1.8
Restricted stock	455	2.0

Total	$1,087	1.8

The Company withheld $270,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the year ended December 31, 2006. The Company recognized a $230,000 tax deduction related to the exercise of these stock options during the year ending December 31, 2006. The intrinsic value of the options that were exercised during 2006 was $672,000, which represents the difference between the fair market value of the options at the date of exercise and their exercise price. A portion of these options with an intrinsic value of $113,000 at the date of exercise was incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. Thus, the Company’s tax deduction was based on options exercised and sold during 2006 with a total intrinsic value of $559,000.

FASB Statement No. 123R requires that an entity that used the intrinsic value method under APB 25 prior to implementation of FASB Statement No. 123R must calculate the amount of excess tax benefits available to offset a tax deficiency as the net amount of excess tax benefits that would have been recognized in additional paid in capital had the entity adopted FASB Statement No. 123 for recognition purposes for awards granted for reporting periods ended after December 14, 1994. The Company used the intrinsic value method to calculate share-based compensation cost prior to January 1, 2006. FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The Company has elected to use the long haul method to calculate the beginning balance of the APIC pool as opposed to electing this simplified method. At December 31, 2006, the amount of excess tax benefits available to offset a tax deficiency is $711,000.

NOTE 18 — Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $1.9 million, $1.7 million, and $1.6 million in 2006, 2005, and 2004, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2006, are as follows:

Year Ending December 31:

(In Thousands)

2007	$1,434
2008	1,462
2009	1,466
2010	1,455
2011	1,412
Thereafter	3,711

Total	$10,940

The Company leases the main office facility from an entity in which a director has an interest. Rent expense under this lease agreement was $975,000, $929,000, and $810,000 for 2006, 2005, and 2004, respectively. The Company believes that the lease agreement is at market terms.

The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $75,000 per covered individual and $2.1 million for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

December 31,	2006	2005

	(In Thousands)

Off-balance sheet commitments:
Commitments to extend credit	$144,364	$151,316
Standby letters of credit	27,685	20,788

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2006, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2006, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a well-capitalized bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million and $8 million more in regulatory capital than the Bank at December 31, 2006 and 2005, respectively, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$116,991	14.21%	$65,864	8.0%	$82,330	10.0%
Tier I Capital (to risk-weighted assets)	$106,674	12.95%	$32,949	4.0%	$49,424	6.0%
Tier I Capital (to average assets)	$106,674	11.71%	$36,439	4.0%	$45,548	5.0%

As of December 31, 2005:
Total Capital (to risk-weighted assets)	$106,587	13.35%	$63,872	8.0%	$79,840	10.0%
Tier I Capital (to risk-weighted assets)	$96,598	12.10%	$31,933	4.0%	$47,900	6.0%
Tier I Capital (to average assets)	$96,598	10.81%	$35,744	4.0%	$44,680	5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$101,520	12.35%	$65,762	8.0%	$82,202	10.0%
Tier I Capital (to risk-weighted assets)	$91,220	11.09%	$32,902	4.0%	$49,353	6.0%
Tier I Capital (to average assets)	$91,220	10.06%	$36,270	4.0%	$45,338	5.0%

As of December 31, 2005:
Total Capital (to risk-weighted assets)	$92,004	11.57%	$63,616	8.0%	$79,519	10.0%
Tier I Capital (to risk-weighted assets)	$82,056	10.32%	$31,805	4.0%	$47,707	6.0%
Tier I Capital (to average assets)	$82,056	9.24%	$35,522	4.0%	$44,403	5.0%

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

Borrowings: The carrying amount of short-term borrowings reported in the balance sheet approximate the fair value. Fair values for fixed-rate long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.

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

December 31,	2006		2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)

Financial Assets:
Cash and money market investments	$44,282	$44,282	$89,690	$89,690
Investment securities	100,325	100,324	54,975	54,996
Net loans	704,931	698,346	694,353	686,984
Purchased receivables	21,183	21,183	12,198	12,198
Accrued interest receivable	4,916	4,916	4,397	4,397

Financial Liabilities:
Deposits	$794,904	$794,520	$779,866	$779,677
Accrued interest payable	577	577	469	469
Borrowings	6,502	6,395	8,415	8,271
Junior subordinated debentures	18,558	18,558	18,558	18,558

Unrecognized Financial Instruments:
Commitments to extend credit	$144,364	$1,444	$151,316	$1,513
Standby letters of credit	27,685	277	20,788	208

NOTE 21 — Quarterly Results of Operations (Unaudited)

2006 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$18,653	$17,841	$16,963	$16,064
Total interest expense	5,893	5,904	5,437	4,765

Net interest income	12,760	11,937	11,526	11,299

Provision for loan losses	800	850	860	54
Other operating income	2,076	2,203	1,951	1,428
Other operating expense	8,028	7,661	7,715	7,964

Income before income taxes and minority interest	6,008	5,629	4,902	4,709
Minority interest in subsidiaries	78	70	103	45

Pre tax income	5,930	5,559	4,799	4,664
Income taxes	2,241	2,108	1,860	1,769

Net Income	$3,689	$3,451	$2,939	$2,895

Earnings per share, basic	$0.60	$0.56	$0.48	$0.47

Earnings per share, diluted	$0.59	$0.56	$0.47	$0.47

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$16,344	$15,047	$14,078	$13,312
Total interest expense	4,730	3,910	3,403	2,83

Net interest income	11,614	11,137	10,675	10,482

Provision for loan losses	642	428	100	—
Other operating income	1,426	1,494	1,065	848
Other operating expense	7,371	7,605	7,373	7,128

Income before income taxes	5,027	4,598	4,267	4,202
Income taxes	1,935	1,756	1,611	1,622

Net Income	$3,092	$2,842	$2,656	$2,580

Earnings per share, basic	$0.51	$0.46	$0.42	$0.40

Earnings per share, diluted	$0.49	$0.44	$0.40	$0.39

The sum may not necessarily tie to Consolidated Statements of Income due to rounding.

NOTE 22 — Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In December of 2006, the Company became aware of a lawsuit related to its purchase of NBG. The Company believes that this claim is without merit and intends to vigorously defend against it. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 23 — Parent Company Financial Information

     Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2006	2005	2004

	(In Thousands)
Assets
Cash	$12,629	$11,014	$8,735
Investment in Northrim Bank	97,806	87,922	80,797
Investment in NISC	2,530	2,484	552
Investment in NCT1	248	248	248
Investment in NST2	310	310	—
Other assets	440	891	252

Total Assets	$113,963	$102,869	$90,584

Liabilities
Junior subordinated debentures	$18,558	$18,558	$8,248
Taxes payable and other payables	(84)	(252)	(1,084)
Other liabilities	71	89	62

Total Liabilities	18,395	18,395	7,226
Shareholders’ Equity
Common stock	6,114	5,803	6,089
Additional paid-in capital	46,379	39,161	45,876
Retained earnings	43,212	39,999	31,389
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	(287)	(489)	4

Total Shareholders’ Equity	95,418	84,474	83,358

Total Liabilities and Shareholders’ Equity	$113,963	$102,869	$90,584

Statements of Income for Years Ended:	2006	2005	2004

	(In Thousands)
Income
Interest income	$578	$229	$177
Net income from Northrim Bank	14,432	12,118	11,659
Net loss from NISC	(170)	(233)	(269)
Other income	—	—	1

Total Income	14,840	12,114	11,568
Expense
Interest expense	1,360	565	387
Administrative and other expenses	1,262	846	954

Total Expense	2,622	1,411	1,341
Net Income Before Income Taxes	12,218	10,703	10,227
Income tax expense (benefit)	(756)	(467)	(473)

Net Income	$12,974	$11,170	$10,700

Statements of Cash Flows for Years Ended:	2006	2005	2004

	(In Thousands)

Operating Activities:
Net income	$12,974	$11,170	$10,700
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(9,512)	(7,385)	(8,015)
Stock-based compensation	390	68	—
Changes in other assets and liabilities	583	220	398

Net Cash Used from Operating Activities	4,435	4,073	3,083
Investing Activities:
Investment in NISC & NCT1 & NST2	(210)	(2,165)	(250)

Net Cash Used by Investing Activities	(210)	(2,165)	(250)
Financing Activities:
Dividends paid to shareholders	(2,768)	(2,560)	(2,308)
Proceeds from issuance of trust preferred securities	—	10,000	—
Proceeds from issuance of common stock and excess tax benefits	568	269	300
Repurchase of common stock	(410)	(7,338)	—

Net Cash Provided by Financing Activities	(2,610)	371	(2,008)

Net Increase by Cash and Cash Equivalents	1,615	2,279	825

Cash and Cash Equivalents at beginning of period	11,014	8,735	7,910

Cash and Cash Equivalents at end of period	$12,629	$11,014	$8,735

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2006, was $133,680,506.

The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2007, was 6,115,822.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

	Part I	Page

Item 1.	Business	1-4, 7-21, 61-68

	General	1-4, 61-68

	Investment Portfolio	17-19, 39-41, 55-56

	Loan Portfolio	13-17, 41-42

	Summary of Loan Loss Experience	13-17, 41-43

	Deposits	19-20, 45-46

	Return on Equity and Assets	5

	Short-term Borrowings	20, 46

Item 1A.	Risk Factors	67-68

Item 1B.	Unsolved Staff Comments	None

Item 2.	Properties	69

Item 3.	Legal Proceedings	58

Item 4.	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5.	Market for Registrant’s Common Equity and, Related Stockholder Matters and Issuer Purchases of Equity Securities	21-25, 50

Item 6.	Selected Financial Data	5-6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-29

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27-29

Item 8.	Financial Statements and Supplementary Data	32-60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9A.	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures	29

	Management’s Report on Internal Control Over Financial Reporting	29

	Report of Independent Registered Public Accounting Firm: Effectiveness of Internal Control Over Financial Reporting	30

Item 9B.	Other Information	None

Part III

Item 10.	Directors and Executive Officers of the Registrant	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13.	Certain Relationships, Related Transactions and Director Independence	*

Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits, Financial Statement Schedules	70-71

*Northrim’s definitive proxy statement for the 2007 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation”, “Report of the Audit Committee,” with attached Charter of the Audit Committee, and “Fees Billed by KPMG During Fiscal Years 2006 and 2005.”

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

Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. In 2006, the Bank continued with its sales calling and training efforts and plans to continue with this program in 2007. In addition, in the first part of 2005, the Bank launched its High Performance Checking product consisting of several consumer accounts tailored to the needs of specific segments of its market, including a Totally Free Checking account. The Bank supported this product with a targeted marketing program and extensive branch sales promotions and plans to continue with these efforts in 2007 and also promote a High Performance business checking product.

In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Both our portfolio loans (excluding real estate loans for sale) and deposits increased 2% from year-end 2005 to year-end 2006. At June 30, 2006, the date of the most recently available information, we had approximately a 21% share of the Anchorage commercial bank deposits, approximately 9% in Fairbanks, and 10% in the Matanuska Valley.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2006, the most recent date for which comparative deposit information is available.

Market Share in Greater Anchorage Area

	Number of	Total	Market share
Financial institution	branches	deposits	of deposits

	(Dollars in thousands)

Northrim Bank	8(1)	$656,735	21%
Wells Fargo Bank Alaska	14	1,260,082	40%
First National Bank Alaska	10	805,796	25%
Key Bank	4	411,111	13%
Alaska First Bank & Trust	2	45,917	1%

Total	47	$3,179,641	100%

(1) Does not reflect our Fairbanks or Wasilla branches

Employees and Key Personnel

We had 277 full-time equivalent employees at December 31, 2006. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer, Joseph M. Beedle, our Executive Vice President and Chief Lending Officer; Steven L. Hartung, our Executive Vice President and Quality Assurance Officer; Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer; and Robert L. Shake, our Senior Vice President and Executive Loan Manager. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson, Schierhorn, Beedle, Mollozzi, and Shake in the amounts of $2.5 million, $2.1 million, $1 million, $2 million, $1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson, Mr. Schierhorn, Mr. Mollozzi, or Mr. Shake with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Hartung.

Alaska Economy

All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2006, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 30% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2006, $287.3 million, or 40%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes, and for the past 24 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,107 per eligible resident in 2006 for an aggregate distribution of approximately $667 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

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

The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 86% of the revenue used to fund state government operations. Although oil prices increased to above $60 per barrel during 2006, the state’s largest producers, ConocoPhillips and British Petroleum, both kept exploration drilling at approximately the same levels as they were in 2005. In addition, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska that now include EnCana, Armstrong Resources, Pioneer, Tailsman, and Winstar Petroleum. Also, Shell Oil recently returned to Alaska with plans to explore several large regions of the state. Several of the independents drilled wells over the last several years and have plans to continue with their drilling efforts in 2007. Finally, British Petroleum increased their capital spending on maintenance of the Prudhoe Bay oil field due to environmental concerns. As a result, total spending and employment by the industry appears to have increased in 2006.

Another major development in the petroleum industry in 2004 was passage of legislation by the United States Congress that provides incentives for the construction of a pipeline to transport natural gas from the North Slope of Alaska to the Continental United States. This project is estimated to cost in excess of $20 billion and would provide Alaska with additional revenue from severance taxes on the natural gas. The oil companies that own the natural gas, namely ConocoPhillips, Exxon, and British Petroleum negotiated a contract with the State of Alaska in 2006. However, that contract was never finally approved by the state. The current state administration is in the process of drafting legislation to establish guidelines for negotiating a new pipeline construction contract, which could further delay the start of this project.

Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001 had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003. However, in 2005 and 2006, the industry reported increases due in part to an improving national economy.

In addition to the challenges in several of Alaska’s major industries, the state has faced a “fiscal gap” in prior years because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently experienced budget surpluses in 2004, 2005, and 2006 due to the recent rise in oil prices and projects a larger budget surplus for the fiscal year ending June 30, 2007, it still projects that the fiscal gap will continue to widen in future years and that the CBR could be depleted within several years. Over the past several years, the public and the legislature have debated a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”). The FDIC insures Northrim Bank’s deposits and in that capacity also regulates Northrim Bank. The Company’s affiliated investment company, Elliott Cove, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.

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

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2006.

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

Properties

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned

Midtown Financial Center: Northrim Headquarters3111 C Street, Anchorage, AK	Traditional	Leased

SouthSide Financial Center8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned

36th Avenue Branch811 East 36th Avenue, Anchorage, AK	Traditional	Owned

Huffman Branch1501 East Huffman Road, Anchorage, AK	Supermarket	Leased

Jewel Lake Branch9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased

Seventh Avenue Branch550 West Seventh Avenue, Anchorage, AK	Traditional	Leased

West Anchorage Branch/Small Business Center2709 Spenard Road, Anchorage, AK	Traditional	Owned

Eagle River Branch12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased

Fairbanks Financial Center714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased

Wasilla Financial Center850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

Financial Statements and Exhibits

Financial Statements

The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Exhibits

Index to Exhibits

Exhibit
Number	Name of Document

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Pursuant to Section 6.0(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request
4.3	Indenture dated as of December 16, 2006(5)
4.4	Form of Junior Subordinated Debt Security due 2036(5)
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(2)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(3)
10.9	Supplemental Executive Retirement Deferred Compensation Plan(2)
10.10	2004 Stock Incentive Plan(3)
10.11	Employment Agreement with Robert Shake(4)
10.12	Capital Securities Purchase Agreement dated December 14, 2005(5)
10.13	Amended and Restated Declaration of Trust Northrim Statutory Trust 2 dated as of December 16, 2005(5)
10.14	Amended and Restated Employment Agreement with Joseph M. Beedle(6)
10.15	Amended and Restated Employment Agreement with R. Marc Langland(7)
10.16	Amended and Restated Employment Agreement with R. Marc Langland(8)
10.17	Amended and Restated Employment Agreement with Joseph M. Schierhorn(8)
10.18	Amended and Restated Employment Agreement with Christopher N. Knudson(8)
10.19	Amended and Restated Employment Agreement with Joseph M. Beedle(8)
10.20	Amended and Restated Employment Agreement with Victor P. Mollozzi(8)
21	Subsidiaries
Northrim Bank
Northrim Investment Services Company
Northrim Capital Trust 1
23	Consent of KPMG LLP(8)
24	Power of Attorney(8)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002
(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 19, 2006
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 2, 2006
(8)	Filed with this Form 10-K

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2007.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 2007.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer,
Compliance Manager

R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 12, 2007, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash Mark G. Copeland Frank A. Danner Anthony Drabek Christopher N. Knudson	R. Marc Langland Richard L. Lowell Irene Sparks Rowan John C. Swalling David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland
as Attorney-in-fact

March 12, 2007

Investor Information

Annual Meeting

Date:	Thursday, May 3, 2007
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

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