Form 10-Q
period 2007-03-31
NORTHRIM BANCORP INC
filed 2007-05-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at May 8, 2007 was 6,116,729.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2007, December 31, 2006, and March 31, 2006

				For review purposes only.
	March 31,	December 31,	March 31,	Cur QTR/Dec QTR		Cur QTR/last QTR
	2007	2006	2006	Change		Change

	(unaudited)		(unaudited)	Dollar	Percent	Dollar	Percent
	(Dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$20,658	$25,565	$24,792	$(4,907)	-19%	$(4,134)	-17%
Money market investments	21,937	18,717	12,400	3,220	17%	9,537	77%

Investment securities held to maturity	11,775	11,776	9,830	(1)	0%	1,945	20%
Investment securities available for sale	71,167	86,993	52,295	(15,826)	-18%	18,872	36%
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556	0	0%	0	0%

Total investment securities	84,498	100,325	63,681	(15,827)	-16%	20,817	33%
Loans	720,144	717,056	716,086	3,088	0%	4,058	1%
Allowance for loan losses	(11,853)	(12,125)	(10,870)	272	-2%	(983)	9%

Net loans	708,291	704,931	705,216	3,360	0%	3,075	0%
Purchased receivables, net	20,365	21,183	16,044	(818)	-4%	4,321	27%
Accrued interest receivable	5,480	4,916	4,630	564	11%	850	18%
Premises and equipment, net	12,834	12,874	10,593	(40)	0%	2,241	21%
Intangible assets	6,783	6,903	7,296	(120)	-2%	(513)	-7%
Other assets	30,319	30,206	21,992	113	0%	8,327	38%

Total Assets	$911,165	$925,620	$866,644	$(14,455)	-2%	$44,521	5%

LIABILITIES
Deposits:
Demand	$184,653	$206,343	$175,319	$(21,690)	-11%	9,334	5%
Interest-bearing demand	83,194	89,476	75,723	(6,282)	-7%	7,471	10%
Savings	47,856	48,330	49,606	(474)	-1%	(1,750)	-4%
Alaska CDs	194,952	207,492	208,414	(12,540)	-6%	(13,462)	-6%
Money market	168,867	157,345	144,781	11,522	7%	24,086	17%
Certificates of deposit less than $100,000	59,324	57,601	56,364	1,723	3%	2,960	5%
Certificates of deposit greater than $100,000	36,591	28,317	40,294	8,274	29%	(3,703)	-9%

Total deposits	775,437	794,904	750,501	(19,467)	-2%	24,936	3%

Borrowings	8,602	6,502	5,488	2,100	32%	3,114	57%
Junior subordinated debentures	18,558	18,558	18,558	0	0%	0	0%
Other liabilities	11,802	10,209	6,209	1,593	16%	5,593	90%

Total liabilities	814,399	830,173	780,756	(15,774)	-2%	33,643	4%

Minority interest in subsidiaries	18	29	23	(11)	-38%	(5)	-22%

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,116,729; 6,114,247; and 5,793,461 shares issued and outstanding at March 31, 2007, December 31, 2006, and March 31, 2006, respectively	6,117	6,114	5,793	3	0%	324	6%
Additional paid-in capital	46,552	46,379	39,054	173	0%	7,498	19%
Retained earnings	44,252	43,212	41,618	1,040	2%	2,634	6%
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(173)	(287)	(600)	114	-40%	427	-71%

Total shareholders’ equity	96,748	95,418	85,865	1,330	1%	10,883	13%

Total Liabilities and Shareholders’ Equity	$911,165	$925,620	$866,644	$(14,455)	-2%	$44,521	5%

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended		For review purposes
	March 31,		Quarter Change

	2007	2006	Dollars	Percent

	(unaudited)
	(Dollar in Thousands,
	except per share data)
Interest Income
Interest and fees on loans	$16,821	$15,276	1,545	10%
Interest on investment securities:
Assets available for sale	895	481	414	86%
Assets held to maturity	112	48	64	133%
Interest on money market investments	154	259	(105)	-41%

Total Interest Income	17,982	16,064	1,918	12%

Interest Expense
Interest expense on deposits and borrowings	5,879	4,765	1,114	23%

Net Interest Income	12,103	11,299	804	7%

Provision for loan losses	455	54	401	743%

Net Interest Income After Provision for Loan Losses	11,648	11,245	403	4%

Other Operating Income
Service charges on deposit accounts	504	484	20	4%
Purchased receivable income	427	313	114	36%
Employee benefit plan income	257	173	84	49%
Equity in earnings from mortgage affiliate	14	7	7	100%
Equity in loss from Elliott Cove	(33)	(77)	44	-57%
Other income	493	528	(35)	-7%

Total Other Operating Income	1,662	1,428	234	16%

Other Operating Expense
Salaries and other personnel expense	5,255	4,765	490	10%
Occupancy, net	698	641	57	9%
Equipment expense	342	341	1	0%
Marketing expense	459	508	(49)	-10%
Intangible asset amortization expense	121	121	0	0%
Other operating expense	2,057	1,588	469	30%

Total Other Operating Expense	8,932	7,964	968	12%

Income Before Income Taxes and Minority Interest	4,378	4,709	(331)	-7%
Minority interest in subsidiaries	50	45	5	12%

Income Before Income Taxes	4,328	4,664	(336)	-7%
Provision for income taxes	1,599	1,769	(170)	-10%

Net Income	$2,729	$2,895	$(166)	-6%

Earnings Per Share, Basic	$0.44	$0.47	$(0.03)	-6%
Earnings Per Share, Diluted	$0.44	$0.47	$(0.03)	-6%

Weighted Average Shares Outstanding, Basic	6,144,114	6,109,522	34,592	1%
Weighted Average Shares Outstanding, Diluted	6,244,364	6,187,370	56,994	1%
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,

	2007	2006

	(unaudited)
	(Dollars in thousands)
Net income	$2,729	$2,895
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	114	(111)
Less: reclassification adjustment for gains	—	—

Comprehensive Income	$2,843	$2,784

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,

	2007	2006

	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$2,729	$2,895

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	306	309
Amortization of software	73	133
Intangible asset amortization	121	121
Amortization of investment security premium, net of discount accretion	(134)	(16)
Deferred tax (benefit)	(224)	(395)
Stock-based compensation	138	122
Excess tax benefits from share-based payment arrangements	(7)	(26)
Deferral of loan fees and costs, net	(434)	14
Provision for loan losses	455	54
Purchased receivable loss	245	—
Distributions in excess of earnings from RML	194	324
Equity in loss from Elliott Cove	33	77
Minority interest in subsidiaries	50	45
(Increase) in accrued interest receivable	(564)	(233)
(Increase) decrease in other assets	(180)	216
Increase of other liabilities	675	1,399

Net Cash Provided by Operating Activities	3,476	5,039

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(14,856)	—
Purchases of investment securities-held-to-maturity	—	(8,896)
Proceeds from sales/maturities of securities-available-for-sale	31,011	16
Investment in purchased receivables, net of repayments	573	(3,846)
Investments in loans:
Sales of loans and loan participations	3,711	5,631
Loans made, net of repayments	(7,092)	(16,562)
Investment in Elliott Cove	—	(100)
Loan to Elliott Cove, net of repayments	(89)	(25)
Loan to PWA, net of repayments	—	385
Purchases of premises and equipment	(266)	(299)

Net Cash Provided (Used) by Investing Activities	12,992	(23,696)

Financing Activities:
(Decrease) in deposits	(19,467)	(29,365)
Increase (decrease) in borrowings	2,100	(3,485)
Distributions to minority interests	(62)	(45)
Proceeds from issuance of common stock	31	77
Excess tax benefits from share-based payment arrangements	7	26
Repurchase of common stock	—	(410)
Cash dividends paid	(764)	(639)

Net Cash (Used) by Financing Activities	(18,155)	(33,841)

Net (Decrease) in Cash and Cash Equivalents	(1,687)	(52,498)
Cash and cash equivalents at beginning of period	44,282	89,690

Cash and cash equivalents at end of period	$42,595	$37,192

Supplemental Information:
Income taxes paid	$50	$—

Interest paid	$5,797	$4,806

Dividends declared but not paid	$924	$637

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2007 and 2006
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. Operating results for the interim period ended March 31, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. ACCOUNTING PRONOUNCEMENTS
Between September 2006 and March 31, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements and Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. The Company believes the adoption of these Statements will have no impact on its financial statements.
3. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2007		December 31, 2006		March 31, 2006

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

			(Dollars in thousands)
Commercial	$300,834	42%	$287,155	40%	$296,384	41%
Construction/development	144,024	20%	153,059	21%	143,955	20%
Commercial real estate	234,769	33%	237,599	33%	242,005	34%
Consumer	42,772	6%	42,140	6%	36,410	5%
Loans in process	334	0%	126	0%	350	0%
Unearned loan fees	(2,589)	0%	(3,023)	0%	(3,018)	0%

Total loans	$720,144	100%	$717,056	100%	$716,086	100%

4. ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
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
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $455,000 for the three-month period ending March 31, 2007 to account for increases in non-performing loans and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended
	March 31,

	2007	2006

	(Dollars in thousands)
Balance at beginning of period	$12,125	$10,706
Charge-offs:
Commercial	1,221	—
Construction/development	—	—
Commercial real estate	—	—
Consumer	1	4

Total charge-offs	1,222	4
Recoveries:
Commercial	491	110
Construction/development	—	—
Commercial real estate	—	—
Consumer	4	4

Total recoveries	495	114
Net, (recoveries) charge-offs	727	(110)
Provision for loan losses	455	54

Balance at end of period	$11,853	$10,870

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2007	December 31, 2006	March 31, 2006

		(Dollars in thousands)
Nonaccrual loans	$6,435	$5,176	$4,980
Accruing loans past due 90 days or more	3,679	708	1,396
Restructured loans	78	748	—

Total nonperforming loans	10,192	6,632	6,376
Real estate owned	829	717	—

Total nonperforming assets	$11,021	$7,349	$6,376

Allowance for loan losses	$11,853	$12,125	$10,870

Nonperforming loans to portfolio loans	1.42%	0.92%	0.89%
Nonperforming assets to total assets	1.21%	0.79%	0.74%
Allowance to portfolio loans	1.65%	1.69%	1.52%
Allowance to nonperforming loans	116%	183%	170%
At March 31, 2007, December 31, 2006, and March 31, 2006, the Company had loans measured for impairment of $29.1 million, $32 million, and $19.6 million, respectively. A specific allowance of $4.7 million, $4.3 million, and $2.9 million, respectively, was established for these periods. The decrease in loans measured for impairment at March 31, 2007, as compared to December 31, 2006, resulted mainly from the payoff of one commercial real estate project that was included in loans measured for impairment at December 31, 2006 and March 31, 2006. In addition, the Company charged off two commercial loans totaling $1.1 million at March 31, 2007 that were included in loans measured for impairment at December 31, 2006. In contrast, the increase in loans measured for impairment at December 31, 2006, as compared to March 31, 2006, resulted mainly from the addition of three commercial loan relationships, two land development relationships, and additional advances on one commercial real estate project.

6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $84.5 million at March 31, 2007, a decrease of $15.8 million, or 16%, from $100.3 million at December 31, 2006, and an increase of $20.8 million, or 33%, from $63.7 million at March 31, 2006. Investment securities designated as available for sale comprised 84% of the investment portfolio at March 31, 2007, 87% at December 31, 2006, and 82% at March 31, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2007, $21 million in securities, or 25%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $16.7 million, or 26%, at March 31, 2006.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending March 31, 2007 and 2006, the Company included employee benefit plan income from NBG of $257,000 and $173,000, respectively, in its Other Operating Income.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending March 31, 2007, the Company’s earnings from RML Holding Company increased by $7,000 to $14,000 as compared to $7,000 for the three-month period ending March 31, 2006.
The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliot Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $706,000 as of March 31, 2007.
The Company’s share of the loss from Elliott Cove for the first quarter of 2007 was $33,000, as compared to a loss of $77,000 in the first quarter of 2006. The loss that the Company realized on its investment in Elliott Cove decreased for the three-month period ending March 31, 2007 as compared to the same period in 2006 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses and resulted in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending March 31, 2007, the Company incurred a loss of $53,000 on its investment in PWA, which reduced other income during this period. The losses from PWA and Elliott Cove were partially offset by commissions that the Company receives for its sales of Elliot Cove investment products, which are accounted for as other operating income. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.

8. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund Corporation. In contrast, at March 31, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund Corporation.
9. STOCK INCENTIVE PLAN
The Company has set aside 315,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at March 31, 2007 was 436,402, which includes 141,266 shares granted under the 2004 Plan leaving 173,734 shares available for future awards. This information has been adjusted for the 5% stock dividend paid on September 1, 2006. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expense of $55,000 and $29,000 on the fair value of restricted stock units and $83,000 and $93,000 on the fair value of stock options for a total of $138,000 and $122,000 in stock-based compensation expense for the three-month periods ending March 31, 2007 and 2006, respectively.The Company withheld $31,000 and $77,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending March 31, 2007 and 2006, respectively. The Company recognized $7,000 and $26,000 in tax deductions related to the exercise of these stock options during the three-month periods ending March 31, 2007 and 2006, respectively.
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
SUMMARY OF FIRST QUARTER RESULTS
At March 31, 2007, the Company had assets of $911.2 million and gross portfolio loans of $720.1 million, an increase of 5% and 1%, respectively, as compared to the balances for these accounts at March 31, 2006. In contrast, total assets at March 31, 2007 decreased by 2% and total loans at March 31, 2007 increased by less than 1%, as compared to the balances for these accounts at December 31, 2006. The Company’s net income and diluted earnings per share at March 31, 2007, were $2.7 million and $0.44, respectively, a decrease of 6% for each, as compared to the same period in 2006. For the first quarter ended March 31, 2007, the Company’s net interest income increased $804,000, or 7%, its provision for loan losses increased $401,000, or 743%, its other operating income increased $234,000, or 16%, and its other operating expenses increased $968,000, or 12%, as compared to the first quarter a year ago.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended March 31, 2007, was $2.7 million, or $0.44 per diluted share, a decrease in net income of 6%, and a 6% decrease in diluted earnings per share as compared to net income of $2.9 million and diluted earnings per share of $0.47, respectively, for the first quarter of 2006.
The decrease in net income for the three-month period ending March 31, 2007 was partially the result of a $401,000 increase in the provision for loan losses as compared to the same period in 2006. The increase in the provision was a result of an increase in nonperforming loans. Additionally, the Company wrote-off $245,000 in purchased receivables during the three-month period ending March 31, 2007 and included this amount in other operating expense. There were no purchased receivable write-offs during the same period in 2006. Finally, salaries and benefits increased by $490,000, or 10%, for the three-month period ending March 31, 2007 as compared to the same period a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. The decrease in earnings per diluted share for the first quarter of 2007 as compared to the first quarter of 2006 was due in part to the decrease in net income and also due to an increase in the number of shares of common stock outstanding.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the first quarter of 2007 increased $804,000, or 7%, to $12.1 million from $11.3 million in the first quarter of 2006, as a result of the increase in earning assets and higher growth of interest income as opposed to interest expense. The following table compares average balances and rates for the three months ending March 31, 2007 and 2006:

	Three Months Ended March 31,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent

	2007	2006	$	%	2007	2006	Change

	(Dollars in thousands)
Commercial	$293,102	$285,355	$7,747	3%	9.47%	8.69%	0.78%
Construction/development	149,517	140,632	8,885	6%	11.34%	10.55%	0.79%
Commercial real estate	231,983	247,031	(15,048)	-6%	8.74%	7.91%	0.83%
Consumer	42,152	36,431	5,721	16%	7.66%	7.64%	0.02%
Other loans	(1,337)	(794)	(543)	68%

Total loans	715,417	708,655	6,762	1%	9.54%	8.76%	0.78%

Short-term investments	11,435	24,392	(12,957)	-53%	5.14%	4.23%	0.91%
Long-term investments	88,712	59,964	28,748	48%	4.70%	3.65%	1.05%

Interest-earning assets	815,564	793,011	22,553	3%	8.96%	8.24%	0.72%

Nonearning assets	84,993	69,204	15,789	23%

Total	$900,557	$862,215	$38,342	4%

Interest-bearing liabilities	$611,471	$594,047	$17,424	3%	3.90%	3.25%	0.65%
Demand deposits	180,054	176,453	3,601	2%
Other liabilities	12,520	5,976	6,544	110%
Equity	96,512	85,739	10,773	13%

Total	$900,557	$862,215	$38,342	4%

Net tax equivalent margin on earning assets					6.04%	5.80%	0.24%

Interest-earning assets averaged $815.6 million for the three-month period ending March 31, 2007, an increase of $22.6 million, or 3%, over the $793 million for the comparable period in 2006. The tax equivalent yield on interest-earning assets averaged 8.96% in the first quarter of 2007, an increase of 72 basis points from 8.24% for the same period in 2006.

Loans, the largest category of interest-earning assets, increased by $6.8 million, or 1%, to an average of $715.4 million in the first quarter of 2007 from $708.7 million in the first quarter of 2006. Commercial, construction, and consumer loans increased by $7.7 million, $8.9 million, and $5.7 million, respectively, on average between the first quarters of 2007 and 2006. Real estate term loans decreased by $15 million on average between the first quarters of 2007 and 2006. We expect the loan portfolio to grow in the future with moderate growth in the commercial and construction loan areas, further declines in commercial real estate, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. Residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2007 due to a decline in available building lots and sales activity. The Company believes it has offset this effect in part by acquiring additional residential construction customers and gaining market share in the Anchorage residential construction market. The Company also expects the real estate markets in the Matanuska-Susitna Valley and Fairbanks areas to decrease from the prior year as these areas absorb the current levels of housing inventory. As a result of the increase in its market share in Anchorage and slower residential markets in the Matanuska-Susitna Valley and Fairbanks areas, the Company’s overall construction and land development loans are expected to remain flat or increase only at a moderate rate for the remainder of 2007. The tax equivalent yield on the loan portfolio averaged 9.54% for the first quarter of 2007, an increase of 78 basis points from 8.76% over the same quarter a year ago.
Interest-bearing liabilities averaged $611.5 million for the first quarter of 2007, an increase of $17.4 million, or 3%, compared to $594 million for the same period in 2006. The average cost of interest-bearing liabilities increased 65 basis points to 3.90% for the first quarter of 2007 compared to 3.25% for the first quarter of 2006. The average cost of funds has increased in response to interest rate increases by the Federal Reserve in the first half of 2006. The Federal Reserve has not increased short-term interest rates since June of 2006, which decreased the pressure on the Company’s net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 6.04% for the first quarter of 2007 and 5.80% for the same period in 2006. During the first quarter of 2007, the yield on the Company’s loans increased at a faster rate than its deposit costs due in part to the growth of its construction loans, which are the Company’s highest yielding earning asset. In addition, the amount of non-interest bearing demand deposits, other liabilities and equity totaled $289.1 million at March 31, 2007, as compared to $268.2 million at March 31, 2006. These balances had the effect of further dampening the deposit rate increases, which lowered the overall increase in the Company’s cost of funds and contributed to the increase in its net tax equivalent margin when comparing the first quarter ended March 31, 2007 to the same period in 2006. Finally, the Company had net recoveries of $160,000 in interest on non-accrual loans, which had the effect of increasing its net tax-equivalent margin by 7 basis points.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the first quarters ending March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$504	$484	$20	4%
Purchased receivable income	427	313	114	36%
Employee benefit plan income	257	173	84	49%
Electronic banking fees	183	170	13	8%
Loan servicing fees	108	116	(8)	-7%
Merchant credit card transaction fees	102	102	—	0%
Equity in earnings from mortgage affiliate	14	7	7	100%
Equity in loss from Elliott Cove	(33)	(77)	44	-57%
Other	100	140	(40)	-29%

Total	$1,662	$1,428	$234	16%

Total other operating income for the first quarter of 2007 was $1.7 million, an increase of $234,000 from $1.4 million in the first quarter of 2006 due primarily to increases in income from the Company’s purchased receivable products and its employee benefit plan income.
Service charges on the Company’s deposit accounts increased by $20,000, or 4%, to $504,000 in the first quarter of 2007 from $484,000 in the same period a year ago. In June of 2005, the Company launched its HPC product that consisted of several consumer checking accounts tailored to the needs of specific segments of its market, including a totally free checking product. The HPC product has been supported with a targeted marketing program and extensive branch sales programs. As a result of its efforts to sell the HPC product, the Company increased the number of its consumer checking accounts and also increased the service charges on its deposit accounts with the increase in the number of accounts and the level of activity within these accounts.
Income from the Company’s purchased receivable products increased by $114,000, or 36%, to $427,000 in the first quarter of 2007 from $313,000 in the same period a year ago. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable and it recognizes the income and fees over the life of the accounts receivable in accordance with the provision of FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, as it continues to increase its market share.
In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. During the first quarter of 2007, the Company included employee benefit plan income from NBG of $257,000 in its other operating income, an increase of $84,000, or 49%, compared to the same quarter in 2006.

The Company’s electronic banking revenue increased by $13,000, or 8%, to $183,000 in the first quarter of 2007 from $170,000 in the same period a year ago. As the Company increased the number of its deposit accounts through the marketing of the HPC product, it also sold additional services to these new accounts, which helped it to increase its electronic banking revenues.
The Company’s share of the loss from Elliott Cove decreased to $33,000 for the first quarter of 2007 as compared to a loss of $77,000 for the same period in 2006 as Elliot Cove increased its assets under management, which provided it with increased revenues.
Other income, as broken out on the table above, decreased by $40,000, or 29%, in the first quarter of 2007 to $100,000 from $140,000 for the same period in 2006. This decrease is a result of the fact that in the three-month period ending March 31, 2007, the company incurred losses of $53,000 on its investment in PWA as compared to a loss of $12,000 for the period ending March 31, 2006, primarily because the Company’s share of PWA’s loss in the first quarter of 2007 represents three months of PWA’s activity while the loss in the first quarter of 2006 only represents two months of PWA’s activity. The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis. Since the Company purchased its interest in PWA in January of 2006, it only included the PWA activity through the month of February in its financial statements for the period ending March 31, 2006.
The losses from PWA were partially offset by commissions that the Company receives for its sales of the Elliott Cove investment products and interest on its loan to Elliott Cove. The Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three-month periods ending March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	$ Chg	% Chg

	(Dollars in thousands)
Salaries and other personnel expense	$5,255	$4,765	$490	10%
Occupancy, net	698	641	57	9%
Marketing	459	508	(49)	-10%
Equipment, net	342	341	1	0%
Purchase receivable losses	245	—	245	N/A
Intangible asset amortization	121	121	—	0%
Other expense	1,812	1,588	224	14%

Total	$8,932	$7,964	$968	12%

Total other operating expense for the first quarter of 2007 was $8.9 million, an increase of $968,000, or 12%, from $8 million for the same period in 2006.
Salaries and benefits increased by $490,000, or 10%, for the three-month period ending March 31, 2007 as compared to the same period a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits.
Occupancy expense increased by $57,000, or 9%, for the three-month period ending March 31, 2007 as compared to the same periods a year ago, due in large part to increased rental costs at the Company’s headquarters facility and additional square footage at one leased branch location.
Marketing expenses decreased by $49,000, or 10%, during the first quarter of 2007 as compared to the first quarter of 2006, as the Company incurred lower marketing costs in the first quarter of 2007 as compared to the first quarter of 2006. The Company has continued to market its HPC consumer products as it has since the second quarter of 2005 and expects to incur similar marketing costs for this product in the second quarter of 2007. Moreover, the Company began marketing its HPC for business products in the first quarter of 2007 and expects to incur increased marketing costs for this new product in 2007. The Company also expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
The Company experienced a $245,000 loss in one of its purchased receivable accounts during the first quarter of 2007. There were no losses in purchased receivables during the same quarter of 2006.
Other expense increased by $224,000, or 14%, for the first quarter of 2007 as compared to the first quarter of 2006 largely due to an increase in the amortization expense for the Company’s low income housing partnership, an increase in professional and outside services, and an increase in internet banking expense due to a system conversion. Each of these items caused other expenses for the period ending March 31, 2007 to increase by $86,000, $94,000, and $80,000, respectively, as compared to other expenses for the period ending March 31, 2006.

Income Taxes
The provision for income taxes decreased by $170,000, or 10%, to $1.6 million in the first quarter of 2007 compared to $1.8 million in the same period in 2006. The effective tax rate for the first quarters of 2007 and 2006 was 37% and 38%, respectively. The decrease in the tax rate is due in part to an increase in available tax credits arising from the Company’s investments in low income housing partnerships. The Company expects that its tax rate for the rest of 2007 will be approximately similar to the tax rate of the first quarter of this year.
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
Loans are the highest yielding component of our earning assets. Average loans were $6.8 million, or 1%, greater in the first quarter of 2007 than in the same period of 2006. Loans comprised 88% of total average earning assets for the quarter ending March 31, 2007, compared to 89% of total average earning assets for the quarter ending March 31, 2006. The yield on loans averaged 9.54% for the quarter ended March 31, 2007, compared to 8.76% during the same period in 2006.
The loan portfolio increased by $4.1 million, or 1% from $716.1 million at March 31, 2006 to $720.1 million at March 31, 2007. Loans increased by $3.1 million, or less than 1%, from $717.1 million at December 31, 2006, to $720.1 million at March 31, 2007. Commercial loans increased $4.4 million, or 1%, commercial real estate loans decreased $7.2 million, or 3%, construction loans increased $69,000, or less than 1%, and consumer loans increased $6.4 million, or 17%, from March 31, 2006 to March 31, 2007. In addition, commercial loans increased $13.6 million, or 5%, commercial real estate loans decreased $2.8 million, or 1%, construction loans decreased $9 million, or 6%, and consumer loans increased $632,000, or 1%, from December 31, 2006 to March 31, 2007. We expect the loan portfolio to continue to grow in the future with moderate growth in the commercial and construction loan areas, further declines in commercial real estate due to additional refinance activity and competitive pressures, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the HPC product. Residential construction activity in Anchorage, the Company’s largest market, is expected to decline in 2007 due to a decline in available building lots and sales activity. The Company believes it has offset this effect in part by gaining market share in the Anchorage residential construction market. The Company also expects the real estate markets in the Matanuska-Susitna Valley and Fairbanks to decrease from the prior year as these areas absorb the current levels of housing inventory. As a result of the increase in its market share in Anchorage and slower residential markets in the Matanuska-Susitna Valley and Fairbanks areas, the Company expects its overall construction and land development loans to remain flat or increase only at a moderate rate for the remainder of 2007.
Loan Portfolio Composition: Loans increased to $720.1 million at March 31, 2007, from $717.1 million at December 31, 2006 and $716.1 million at March 31, 2006. At March 31, 2007, 51% of the portfolio was scheduled to mature over the next 12 months, and 25% was scheduled to mature between April 1, 2008, and March 31, 2012. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 51% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2007		December 31, 2006		March 31, 2006

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$300,804	42%	$287,155	40%	$296,384	41%
Construction/development	144,024	20%	153,059	21%	143,955	20%
Commercial real estate	234,769	33%	237,599	33%	242,005	34%
Consumer	42,772	6%	42,140	6%	36,410	5%
Loans in process	364	0%	126	0%	350	0%
Unearned loan fees	(2,589)	0%	(3,023)	0%	(3,018)	0%

Total loans	$720,144	100%	$717,056	100%	$716,086	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$6,435	$5,176	$4,980
Accruing loans past due 90 days or more	3,679	708	1,396
Restructured loans	78	748	—

Total nonperforming loans	10,192	6,632	6,376
Real estate owned	829	717	—

Total nonperforming assets	$11,021	$7,349	$6,376

Allowance for loan losses	$11,853	$12,125	$10,870

Nonperforming loans to portfolio loans	1.42%	0.92%	0.89%
Nonperforming assets to total assets	1.21%	0.79%	0.74%
Allowance to portfolio loans	1.65%	1.69%	1.52%
Allowance to nonperforming loans	116%	183%	170%
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
Total nonperforming loans at March 31, 2007, were $10.2 million, or 1.42%, of total portfolio loans, an increase of $3.6 million from $6.6 million at December 31, 2006, and an increase of $3.8 million from $6.4 million at March 31, 2006. The increase in the non-performing loans in the first quarter of 2007 from the end of 2006 was due in large part to a $3 million increase in accruing loans that were 90 days or more past due. The Company plans to continue to devote resources to resolve its non-performing loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.

At March 31, 2007, December 31, 2006, and March 31, 2006, the Company had loans measured for impairment of $29.1 million, $32 million, and $19.6 million, respectively. A specific allowance of $4.7 million, $4.3 million, and $2.9 million, respectively, was established for these periods. The decrease in loans measured for impairment at March 31, 2007, as compared to December 31, 2006, resulted mainly from the payoff of one commercial real estate project that was included in loans measured for impairment at December 31, 2006 and March 31, 2006. In addition, the Company charged off two commercial loans totaling $1.1 million at March 31, 2007 that were included in loans measured for impairment at December 31, 2006. In contrast, the increase in loans measured for impairment at December 31, 2006, as compared to March 31, 2006, resulted mainly from the addition of three commercial loan relationships, two land development relationships, and additional advances on one commercial real estate project.
Potential Problem Loans: At March 31, 2007 the Company had $7.1 million in potential problem loans, as compared to $6.2 million at March 31, 2006 as a result of adding five loans to the listing of potential problem loans and deleting one loan from this list. The five loans that were added totaled $2.8 million while the one loan that was deleted totaled $2.1 million. All of these loans were included in loans measured for impairment at March 31, 2007. At December 31, 2006, the Company had potential problem loans of $6.4 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
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
The Allowance for Loan Losses was $11.9 million, or 1.65% of total portfolio loans outstanding, at March 31, 2007, compared to $10.9 million, or 1.52%, of total portfolio loans at March 31, 2006 and $12.1 million, or 1.69% of portfolio loans, at December 31, 2006. The Allowance for Loan Losses represented 116% of non-performing loans at March 31, 2007, as compared to 170% of non-performing loans at March 31, 2006 and 183% of non performing loans at December 31, 2006.

The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $455,000 for the three-month period ending March 31, 2007 to account for increases in non-performing loans and the specific allowance for impaired loans. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended
	March 31,
	2007	2006

	(Dollars in thousands)
Balance at beginning of period	$12,125	$10,706
Charge-offs:
Commercial	1,221	—
Construction/development	—	—
Commercial real estate	—	—
Consumer	1	4

Total charge-offs	1,222	4
Recoveries:
Commercial	491	110
Construction/development	—	—
Commercial real estate	—	—
Consumer	4	4

Total recoveries	495	114
Net, (recoveries) charge-offs	727	(110)
Provision for loan losses	455	54

Balance at end of period	$11,853	$10,870

The provision for loan losses for the three-month period ending March 31, 2007 was $455,000 as compared to a provision for loan losses of $54,000 for the three-month period ending March 31, 2006. During the three-month period ending March 31, 2007, there was $727,000 in net loan charge-offs as compared to $110,000 of net loan recoveries for the same period in 2006. The increase in loan recoveries, from $114,000 for the three-month period ending March 31, 2006 to $495,000 for the three-month period ending March 31, 2007 was primarily due to a $421,000 recovery on one commercial loan relationship. Loan charge-offs increased during this same time period from $4,000 for the three-month period ending March 31, 2006 to $1.2 million for the three-month period ending March 31, 2007, primarily due to charge-offs on two commercial loans that totaled $1.1 million.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance for Loan Losses, at March 31, 2007 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $84.5 million at March 31, 2007, a decrease of $15.8 million, or 16%, from $100.3 million at December 31, 2006, and an increase of $20.8 million, or 33%, from $63.7 million at March 31, 2006. Investment securities designated as available for sale comprised 84% of the investment portfolio at March 31, 2007, 87% at December 31, 2006, and 82% at March 31, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2007, $21 million in securities, or 25%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $16.7 million, or 26%, at March 31, 2006.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $19.5 million to $775.4 million at March 31, 2007, from $794.9 million at December 31, 2006, and increased $24.9 million from $750.5 million at March 31, 2006. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them. Moreover, as the balances in these HPC accounts and other deposit accounts have increased, the Company has allowed other funds held in the form of certificates of deposit for agencies of the State of Alaska to mature and be replaced by other core deposits.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2007, the Company had $95.9 million in certificates of deposit as compared to certificates of deposit of $96.7 million and $85.9 million, for the periods ending March 31, 2006 and December 31, 2006, respectively. At March 31, 2007, $65.5 million, or 68%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $59.4 million, or 69%, of total certificates of deposit, at December 31, 2006, and to $74.1 million, or 77%, of total certificates of deposit at March 31, 2006.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at March 31, 2007, was $195 million, a decrease of $13.4 million as compared to the balance of $208.4 million at March 31, 2006 and a decrease of $12.5 million from a balance of $207.5 million at December 31, 2006. We expect the total balance of the Alaska CD to increase in 2007 because the product provides a competitive interest rate with the added flexibility of an open-ended maturity.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At March 31, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund. In contrast, at March 31, 2006, the Company held $15 million in certificates of deposits for the Alaska Permanent Fund Corporation and it held no certificates of deposits for the Alaska Permanent Fund Corporation at December 31, 2006. As the Company has increased the balances in its other lower cost funds, it has allowed the certificates of deposits with the Alaska Permanent Fund Corporation to mature.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At March 31, 2007, the Company’s maximum borrowing line from the FHLB was $107 million, approximately 12% of the Company’s assets. At March 31, 2007, there was $2.1 million outstanding on the line and no additional monies committed to secure public deposits, compared to outstanding balances of $2.5 million and $2.2 million, respectively, at March 31, 2006 and December 31, 2006, and additional monies committed to secure public deposits of $15.2 million and $15.5 million, respectively, during those same time periods. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $6.5 million in other borrowings outstanding at March 31, 2007, as compared to $4.3 million in other borrowings outstanding at December 31, 2006. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowings: At March 31, 2007, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2007 and December 31, 2006, the Company’s commitments to extend credit and to provide letters of credit amounted to $148 million and $172 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $96.7 million at March 31, 2007, compared to $95.4 million at December 31, 2006 and $85.9 million at March 31, 2006. The Company earned net income of $2.7 million during the three-month period ending March 31, 2007, issued 2,482 shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2007, the Company had approximately 6.1 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2007, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of March 31, 2007:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.29%	11.31%
Total risk-based capital	8.00%	10.00%	14.55%	12.57%
Leverage ratio	4.00%	5.00%	12.08%	10.30%
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
Stock Repurchase Plan
In September 2002, the Board of Directors of the Company approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of its shares of common stock in the open market. In August of 2004, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. As a result, the total shares available under the Plan at that time increased to 385,855 shares. In the three-month period ending March 31, 2007, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 550,942 shares since its inception at a total cost of $10.8 million. There were 59,713 shares remaining under the Plan at March 31, 2007. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 8.51% at March 31, 2007. The interest cost to the Company on these debentures was $170,000 in the period ending March 31, 2007 and $150,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 6.72% at March 31, 2007. The interest cost to the Company on these debentures was $168,000 for the period ending March 31, 2007 and $149,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
The Company plans to begin construction of a new branch facility in its Fairbanks market in the second quarter of 2007 and it expects to complete construction in the first quarter of 2008.

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
The results of the simulation model at March 31, 2007, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $423,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $82,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These risk factors have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2007.

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

NORTHRIM BANCORP, INC.
May 8, 2007	By /s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

May 8, 2007	By /s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)