Form 10-Q/A
period 2007-03-31
NORTHRIM BANCORP INC
filed 2007-05-14
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
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

EXPLANATARY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “First Quarter 10-Q”) filed by the Registrant on May 10, 2007. This Amendment is being filed solely to remove four columns of figures located in Part I, Item 1 of the Registrant’s Consolidated Balance Sheets for the periods ending March 31, 2007, December 31, 2006, and March 31, 2006 that were to be used for internal review purposes only to compare changes between the periods ending December 31, 2006 and March 31, 2007 and the periods ending March 31, 2006 and March 31, 2007, and two columns of figures located in the Registrant’s Consolidated Statements of Income for the three months ended March 31, 2007 and March 31, 2006, that were to be used for internal review purposes only to compare changes between the periods ending March 31, 2007 and March 31, 2006. The internal review columns in Part I, Item 1 of the Registrant’s Consolidated Balance Sheet and the Registrant’s Consolidated Statements of Income were inadvertently included in the Registrant’s First Quarter 10-Q. Accordingly, the Registrant is filing this Amendment to remove the internal review columns in Part I, Item 1 of its First Quarter 10-Q.
This Amendment does not reflect events occurring after the filing of the First Quarter 10-Q, does not update disclosures contained in the First Quarter 10-Q, and does not alter or amend the information set forth in Part I, Items 2, 3 or 4 or any portion of Part II of the First Quarter 10-Q filed on May 10, 2007. The information set forth in Part I, Item 1 of the Registrant’s First Quarter 10-Q filed on May 10, 2007, has been amended only to the extent set forth in this explanatory note.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2007, December 31, 2006, and March 31, 2006

	March 31,	December 31,	March 31,
	2007	2006	2006

	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$20,658	$25,565	$24,792
Money market investments	21,937	18,717	12,400

Investment securities held to maturity	11,775	11,776	9,830
Investment securities available for sale	71,167	86,993	52,295
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	84,498	100,325	63,681
Loans	720,144	717,056	716,086
Allowance for loan losses	(11,853)	(12,125)	(10,870)

Net loans	708,291	704,931	705,216
Purchased receivables, net	20,365	21,183	16,044
Accrued interest receivable	5,480	4,916	4,630
Premises and equipment, net	12,834	12,874	10,593
Intangible assets	6,783	6,903	7,296
Other assets	30,319	30,206	21,992

Total Assets	$911,165	$925,620	$866,644

LIABILITIES
Deposits:
Demand	$184,653	$206,343	$175,319
Interest-bearing demand	83,194	89,476	75,723
Savings	47,856	48,330	49,606
Alaska CDs	194,952	207,492	208,414
Money market	168,867	157,345	144,781
Certificates of deposit less than $100,000	59,324	57,601	56,364
Certificates of deposit greater than $100,000	36,591	28,317	40,294

Total deposits	775,437	794,904	750,501

Borrowings	8,602	6,502	5,488
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	11,802	10,209	6,209

Total liabilities	814,399	830,173	780,756

Minority interest in subsidiaries	18	29	23

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,116,729; 6,114,247; and 5,793,461 shares issued and outstanding at March 31, 2007, December 31, 2006, and March 31, 2006, respectively	6,117	6,114	5,793
Additional paid-in capital	46,552	46,379	39,054
Retained earnings	44,252	43,212	41,618
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(173)	(287)	(600)

Total shareholders’ equity	96,748	95,418	85,865

Total Liabilities and Shareholders’ Equity	$911,165	$925,620	$866,644

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,

	2007	2006

	(unaudited)
	(Dollar in Thousands,
	except per share data)
Interest Income
Interest and fees on loans	$16,821	$15,276
Interest on investment securities:
Assets available for sale	895	481
Assets held to maturity	112	48
Interest on money market investments	154	259

Total Interest Income	17,982	16,064

Interest Expense
Interest expense on deposits and borrowings	5,879	4,765

Net Interest Income	12,103	11,299

Provision for loan losses	455	54

Net Interest Income After Provision for Loan Losses	11,648	11,245

Other Operating Income
Service charges on deposit accounts	504	484
Purchased receivable income	427	313
Employee benefit plan income	257	173
Equity in earnings from mortgage affiliate	14	7
Equity in loss from Elliott Cove	(33)	(77)
Other income	493	528

Total Other Operating Income	1,662	1,428

Other Operating Expense
Salaries and other personnel expense	5,255	4,765
Occupancy, net	698	641
Equipment expense	342	341
Marketing expense	459	508
Intangible asset amortization expense	121	121
Other operating expense	2,057	1,588

Total Other Operating Expense	8,932	7,964

Income Before Income Taxes and Minority Interest	4,378	4,709
Minority interest in subsidiaries	50	45

Income Before Income Taxes	4,328	4,664
Provision for income taxes	1,599	1,769

Net Income	$2,729	$2,895

Earnings Per Share, Basic	$0.44	$0.47
Earnings Per Share, Diluted	$0.44	$0.47

Weighted Average Shares Outstanding, Basic	6,144,114	6,109,522
Weighted Average Shares Outstanding, Diluted	6,244,364	6,187,370
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

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHRIM BANCORP, INC.
May 14, 2007	By /s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

May 14, 2007	By /s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)