Form 10-Q
period 2007-06-30
NORTHRIM BANCORP INC
filed 2007-08-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at August 3, 2007 was 6,090,043.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007, DECEMBER 31, 2006, AND JUNE 30, 2006

	June 30,	December 31,	June 30,
	2007	2006	2006
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$27,020	$25,565	$30,882
Money market investments	74,231	18,717	6,810

Investment securities held to maturity	11,774	11,776	9,829
Investment securities available for sale	66,115	86,993	47,147
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	79,445	100,325	58,532
Loans	700,124	717,056	728,088
Allowance for loan losses	(11,841)	(12,125)	(11,581)

Net loans	688,283	704,931	716,507
Purchased receivables, net	22,295	21,183	20,854
Accrued interest receivable	4,962	4,916	4,785
Premises and equipment, net	12,962	12,874	11,618
Intangible assets	6,683	6,903	7,148
Other assets	31,400	30,206	22,161

Total Assets	$947,281	$925,620	$879,297

LIABILITIES
Deposits:
Demand	$186,903	$206,343	$191,537
Interest-bearing demand	82,883	89,476	74,818
Savings	55,272	48,330	48,166
Alaska CDs	181,159	207,492	203,388
Money market	206,929	157,345	146,639
Certificates of deposit less than $100,000	35,045	57,601	57,391
Certificates of deposit greater than $100,000	59,580	28,317	38,898

Total deposits	807,771	794,904	760,837

Borrowings	11,294	6,502	6,234
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	11,470	10,209	5,266

Total liabilities	849,093	830,173	790,895

Minority interest in subsidiaries	26	29	25

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,085,572; 6,114,247; and 5,811,379 shares issued and outstanding at June 30, 2007, December 31, 2006, and June 30, 2006, respectively	6,086	6,114	5,811
Additional paid-in capital	45,852	46,379	39,428
Retained earnings	46,477	43,212	43,830
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(253)	(287)	(692)

Total shareholders’ equity	98,162	95,418	88,377

Total Liabilities and Shareholders’ Equity	$947,281	$925,620	$879,297

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$16,936	$16,288	$33,757	$31,564
Interest on investment securities:
Assets available for sale	866	485	1,761	966
Assets held to maturity	112	112	224	160
Interest on money market investments	459	78	613	337

Total Interest Income	18,373	16,963	36,355	33,027

Interest Expense
Interest expense on deposits and borrowings	5,986	5,437	11,865	10,202

Net Interest Income	12,387	11,526	24,490	22,825

Provision for loan losses	1,333	860	1,788	914

Net Interest Income After Provision for Loan Losses	11,054	10,666	22,702	21,911

Other Operating Income
Service charges on deposit accounts	892	490	1,396	974
Purchased receivable income	649	453	1,076	766
Employee benefit plan income	314	385	571	558
Equity in earnings from mortgage affiliate	174	148	188	155
Equity in loss from Elliott Cove	(18)	(62)	(51)	(139)
Other income	659	537	1,152	1,065

Total Other Operating Income	2,670	1,951	4,332	3,379

Other Operating Expense
Salaries and other personnel expense	5,161	4,671	10,416	9,436
Occupancy, net	620	597	1,318	1,238
Equipment expense	365	357	707	698
Marketing expense	469	444	928	952
Intangible asset amortization expense	100	120	221	241
Other operating expense	1,909	1,526	3,966	3,114

Total Other Operating Expense	8,624	7,715	17,556	15,679

Income Before Income Taxes and Minority Interest	5,100	4,902	9,478	9,611
Minority interest in subsidiaries	80	103	130	148

Income Before Income Taxes	5,020	4,799	9,348	9,463
Provision for income taxes	1,878	1,860	3,477	3,629

Net Income	$3,142	$2,939	$5,871	$5,834

Earnings Per Share, Basic	$0.51	$0.48	$0.96	$0.95
Earnings Per Share, Diluted	$0.51	$0.47	$0.94	$0.94

Weighted Average Shares Outstanding, Basic	6,128,254	6,112,476	6,136,184	6,110,999
Weighted Average Shares Outstanding, Diluted	6,221,803	6,197,828	6,233,083	6,192,599
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$3,142	$2,939	$5,871	$5,834
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(80)	(92)	34	(203)
Less: reclassification adjustment for gains	—	—	—	—

Comprehensive Income	$3,062	$2,847	$5,905	$5,631

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$5,871	$5,834

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	583	545
Amortization of software	127	234
Intangible asset amortization	221	241
Amortization of investment security premium, net of discount accretion	(299)	(32)
Deferred tax (benefit)	(855)	(903)
Stock-based compensation	277	205
Excess tax benefits from share-based payment arrangements	(32)	(94)
Deferral of loan fees and costs, net	(269)	100
Provision for loan losses	1,788	914
Purchased receivable loss	245	—
Gain on sale of other real estate owned	(28)	—
Distributions in excess of earnings from RML	95	244
Equity in loss from Elliott Cove	51	139
Minority interest in subsidiaries	130	148
(Increase) in accrued interest receivable	(46)	(388)
(Increase) decrease in other assets	(640)	63
Increase of other liabilities	358	479

Net Cash Provided by Operating Activities	7,577	7,729

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(20,781)	—
Purchases of investment securities-held-to-maturity	—	(8,895)
Proceeds from sales/maturities of securities-available-for-sale	42,018	5,022
Proceeds from calls/maturities of securities-held-to-maturity	—	—
Investment in purchased receivables, net of repayments	(1,357)	(8,656)
Investments in loans:
Sales of loans and loan participations	6,156	6,022
Loans made, net of repayments	8,861	(29,190)
Proceeds from sale of other real estate owned	140	—
Investment in Elliott Cove	—	(100)
Loan to Elliott Cove, net of repayments	(35)	(50)
Loan to PWA, net of repayments	—	385
Purchases of premises and equipment	(671)	(1,560)
Purchases of software	38	(53)

Net Cash Provided (Used) by Investing Activities	34,369	(37,075)

Financing Activities:
Increase (decrease) in deposits	12,867	(19,029)
Increase (decrease) in borrowings	4,792	(2,181)
Distributions to minority interests	(133)	(123)
Proceeds from issuance of common stock	135	274
Excess tax benefits from share-based payment arrangements	32	94
Repurchase of common stock	(999)	(410)
Cash dividends paid	(1,671)	(1,277)

Net Cash Provided (Used) by Financing Activities	15,023	(22,652)

Net Increase (Decrease) in Cash and Cash Equivalents	56,969	(51,998)
Cash and cash equivalents at beginning of period	44,282	89,690

Cash and cash equivalents at end of period	$101,251	$37,692

Supplemental Information:
Income taxes paid	$3,687	$4,150

Interest paid	$11,767	$10,181

Dividends declared but not paid	$924	$726

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2007 and 2006
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. Operating results for the interim period ended June 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. STOCK REPURCHASE
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding. In the three-month period ending June 30, 2007, the Company repurchased 37,500 shares, which brought the total shares repurchased under this program to 588,442 shares since its inception at a total cost of $11.8 million at an average price of $20.09. As a result, there were 327,242 shares remaining under the Plan at June 30, 2007. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued between April 1, 2007 and June 30, 2007 that apply to the Company.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2007		December 31, 2006		June 30, 2006
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$286,574	41%	$287,155	40%	$312,526	43%
Construction/development	138,352	20%	153,059	21%	139,825	19%
Commercial real estate	232,463	33%	237,599	33%	238,657	33%
Consumer	44,605	6%	42,140	6%	38,237	5%
Loans in process	884	0%	126	0%	1,947	0%
Unearned loan fees	(2,754)	0%	(3,023)	0%	(3,104)	0%

Total loans	$700,124	100%	$717,056	100%	$728,088	100%

5.	ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT

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
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $1.3 million for the three-month period ending June 30, 2007 to account for increases in nonperforming loans, loan charge-offs, and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Balance at beginning of period	$11,853	$10,870	$12,125	$10,706
Charge-offs:
Commercial	1,639	195	2,860	195
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	40	65	41	69

Total charge-offs	1,679	260	2,901	264
Recoveries:
Commercial	281	105	772	215
Construction/development	50	—	50	—
Commercial real estate	—	—	—	—
Consumer	3	6	7	10

Total recoveries	334	111	829	225
Net, (recoveries) charge-offs	1,345	149	2,072	39
Provision for loan losses	1,333	860	1,788	914

Balance at end of period	$11,841	$11,581	$11,841	$11,581

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,268	$5,176	$4,686
Accruing loans past due 90 days or more	4,579	708	1,846
Restructured loans	36	748	—

Total nonperforming loans	9,883	6,632	6,532
Real estate owned	717	717	—

Total nonperforming assets	$10,600	$7,349	$6,532

Allowance for loan losses	$11,841	$12,125	$11,581

Nonperforming loans to portfolio loans	1.41%	0.92%	0.90%
Nonperforming assets to total assets	1.12%	0.79%	0.74%
Allowance to portfolio loans	1.69%	1.69%	1.59%
Allowance to nonperforming loans	120%	183%	177%
At June 30, 2007, December 31, 2006, and June 30, 2006, the Company had loans measured for impairment of $25 million, $32 million, and $21.1 million, respectively. A specific allowance of $3.0 million, $4.3 million, and $3.1 million, respectively, was established for these periods. The decrease in loans measured for impairment at June 30, 2007, as compared to December 31, 2006, resulted mainly from the payoff of one commercial real estate project that was included in loans measured for impairment at December 31, 2006 and June 30, 2006. In addition, the Company charged off two commercial loans totaling $1.5 million at June 30, 2007 that were included in loans measured for impairment at December 31, 2006. In contrast, the increase in loans measured for impairment at December 31, 2006, as compared to June 30, 2006, resulted mainly from the addition of three commercial loan relationships, one land development relationship, and additional advances on one commercial real estate project.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $79.4 million at June 30, 2007, a decrease of $20.9 million, or 21%, from $100.3 million at December 31, 2006, and an increase of $20.9 million, or 36%, from $58.5 million at June 30, 2006. Investment securities designated as available for sale comprised 83% of the investment portfolio at June 30, 2007, 87% at December 31, 2006, and 81% at June 30, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2007, $21.4 million in securities, or 27%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $14.3 million, or 24%, at June 30, 2006.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending June 30, 2007 and 2006, the Company included employee benefit plan income from NBG of $314,000 and $385,000, respectively, in its Other Operating Income. In the six-month periods ending June 30, 2007 and 2006, the Company included employee benefit plan income from NBG of $571,000 and $588,000, respectively, in Other Operating Income.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending June 30, 2007, the Company’s earnings from RML increased by $26,000 to $174,000 as compared to $148,000 for the three-month period ending June 30, 2006. In the six-month period ending June 30, 2007, the Company’s earnings from RML Holding Company increased by $33,000 to $188,000 as compared to $155,000 for the six-month period ending June 30, 2006. In both the three and six-month periods ending June 30, 2007, the increase in earnings resulted from RML’s income increasing slightly more than its expenses.
The Company owns a 47% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliot Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $741,000 as of June 30, 2007.
The Company’s share of the loss from Elliott Cove for the second quarter of 2007 was $18,000, as compared to a loss of $62,000 in the second quarter of 2006. In the six-month period ending June 30, 2007, the Company’s share of the loss from Elliott Cove was $51,000 as compared to a loss of $139,000 for the six-month period ending June 30, 2006. The loss that the Company realized on its investment in Elliott Cove decreased for both the three and six-month periods ending June 30, 2007 as compared to the same periods in 2006 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses and resulted in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending June 30, 2007, the Company incurred a loss of $19,000 on its investment in PWA as compared to a loss of $36,000 for the three-month period ending June 30, 2006. The decrease in the Company’s share of PWA losses for this period is the result of increased client fees earned on PWA’s growing client base. These revenues were partially offset by increased expenses. In the six-month period ending June 30, 2007, the Company incurred a loss of $71,000 on its investment in PWA as compared to a loss of $48,000 in the six-month period ending June 30, 2006. The increase in the Company’s share of losses for this period is primarily due to the fact that the Company recorded only five months of losses in 2006 as compared to six months of losses in 2007. The Company records its income and losses from affiliates on a one-month lagged basis. Since the Company purchased its interest in PWA in January of 2006, it only recorded five months of activity for PWA through June 30, 2006. The losses that the Company incurs on its investment in PWA reduce other income during the respective periods. The losses from PWA and Elliott Cove were offset by commissions that the Company receives for its sales of Elliot Cove investment products, which are accounted for as other operating income. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.
8. DEPOSIT ACTIVITIES
The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund Corporation. In contrast, at June 30, 2006, the Company held $15 million in certificates of deposit for the Alaska Permanent Fund Corporation.
9. STOCK INCENTIVE PLAN
The Company has set aside 315,000 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at June 30, 2007 was 425,917, which includes 137,124 shares granted under the 2004 Plan leaving 177,876 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $55,000 and $29,000 on the fair value of restricted stock units and $83,000 and $53,000 on the fair value of stock options for a total of $138,000 and $82,000 in stock-based compensation expense for the three-month periods ending June 30, 2007 and 2006, respectively.
For the six-month periods ending June 30, 2007 and 2006, the Company recognized expense of $110,000 and $58,000, respectively, on the fair value of restricted stock units and $167,000 and $147,000, respectively, on the fair value of stock options for a total of $277,000 and $205,000, respectively, in stock-based compensation expense.
The Company withheld $140,000 and $198,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending June 30, 2007 and 2006, respectively, and $135,000 and $275,000 for the six-month periods ending June 30, 2007 and 2006, respectively. The Company recognized tax deductions of $25,000 and $191,000 related to the exercise of these stock options during the quarter ended June 30, 2007 and 2006, respectively, and $32,000 and $219,000 for the six-month periods ending June 30, 2007 and 2006, respectively.

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
SUMMARY OF SECOND QUARTER RESULTS
At June 30, 2007, the Company had assets of $947.3 million and gross portfolio loans of $700.1 million, an increase of 8% and a decrease of 4%, respectively, as compared to the balances for these accounts at June 30, 2006. As compared to balances at December 31, 2006, total assets at June 30, 2007 increased by 2% and total loans at June 30, 2007 decreased by 2%. The Company’s net income and diluted earnings per share at June 30, 2007, were $3.1 million and $0.51, respectively, an increase of 7% and 9%, respectively, as compared to the same period in 2006. For the quarter ended June 30, 2007, the Company’s net interest income increased $861,000, or 7%, its provision for loan losses increased $473,000, or 55%, its other operating income increased $719,000, or 37%, and its other operating expenses increased $909,000, or 12%, as compared to the second quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended June 30, 2007, was $3.1 million, or $0.51 per diluted share, increases of 7% and 9%, respectively, as compared to net income of $2.9 million and diluted earnings per share of $0.47, respectively, for the second quarter of 2006.
Net income for the six months ending June 30, 2007, was $5.9 million, an increase of $37,000, or 1%, from $5.8 million for the six months ending June 30, 2006. Diluted earnings per share were $0.94 for each of the six-month periods ended June 30, 2007 and 2006.
The increase in net income for the three-month period ending June 30, 2007 as compared to the same period a year ago was partially the result of an increase in earning assets and higher growth of interest income as opposed to interest expense. This increase in net interest income in the quarter ended June 30, 2007 was partially offset by a $473,000 increase in the provision for loan losses as compared to the same period in 2006. This increase in the provision for loan losses was a result of an increase in nonperforming loans during the three-month period ending June 30, 2007 as compared to the three-month period ending June 30, 2006. The increase in net income for the quarter ended June 30, 2007 as compared to the same period a year ago was also partially the result of a $402,000 increase in service charges on deposit accounts, $377,000 of which is attributable to the April 2007 implementation of a new non-sufficient funds fee on point-of-sale transactions. Finally, salaries and benefits increased by $490,000, or 10%, for the three-month period ending June 30, 2007 as compared to the same period a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. The increase in earnings per diluted share for the second quarter of 2007 as compared to the second quarter of 2006 was due in part to the increase in net income and also due to a decrease in the number of shares of common stock outstanding as a result of the Company’s repurchase of 37,500 shares in the second quarter of 2007.
Net income increased moderately and diluted earnings per share were flat for the six-month period ending June 30, 2007 when compared to net income and earnings per share for the six-month period ending June 30, 2006. Net interest income increased by $1.7 million, or 7%, to $24.5 million as compared to $22.8 million for the same period ending June 30, 2006. This increase in net interest income in the six-month period ending June 30, 2007 was partially offset by an $874,000, or 96%, increase in the provision for loan losses for the six-month period ending June 30, 2007 as compared to the same period in 2006. Other operating income for the six-month period ended June 30, 2007 increased by $953,000, or 28%, to $4.3 million as compared to $3.4 million for the same period in 2006 due largely to increased service charges on deposits and purchased receivable income. The increase in other operating income in the six-month period ended June 30, 2007 was offset in part by a $1.9 million increase in other operating expenses that was caused mainly by increases in salary and benefit costs, a loss on one purchased receivable account, tax and audit fees, and internet banking fees as compared to the same period a year ago. Earnings per diluted share for the six-month period ending June 30, 2007 were flat as compared to the same period in 2006.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the second quarter of 2007 increased $861,000, or 7%, to $12.4 million from $11.5 million in the second quarter of 2006, as a result of the increase in earning assets and higher growth of interest income as opposed to interest expense. Net interest income for the six-month period ending June 30, 2007 increased $1.7 million, or 7%, to $24.5 million from $22.8 million in the same period in 2006 due to the same factors that affected net interest income in the three-month period ending June 30, 2007. The following table compares average balances and rates for the second quarter and six months ending June 30, 2007 and 2006:

	Three Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2007	2006	$	%	2007	2006	Change
	(Dollars in thousands)
Commercial	$300,208	$303,173	$(2,965)	-1%	9.51%	9.07%	0.44%
Construction/development	142,172	141,955	217	0%	11.16%	10.80%	0.36%
Commercial real estate	234,866	244,691	(9,825)	-4%	8.58%	8.02%	0.56%
Consumer	44,034	37,090	6,944	19%	7.64%	7.74%	-0.10%
Other loans	(1,637)	(1,133)	(504)	44%

Total loans	719,643	725,776	(6,133)	-1%	9.44%	9.02%	0.42%

Short-term investments	35,989	6,501	29,488	454%	5.12%	4.74%	0.38%
Long-term investments	83,582	64,650	18,932	29%	4.85%	3.60%	1.25%

Interest-earning assets	839,214	796,927	42,287	5%	8.80%	8.54%	0.26%

Nonearning assets	87,850	76,727	11,123	14%

Total	$927,064	$873,654	$53,410	6%

Interest-bearing liabilities	$625,185	$602,631	$22,554	4%	3.84%	3.61%	0.23%
Demand deposits	191,603	176,480	15,123	9%
Other liabilities	11,744	6,471	5,273	81%
Equity	98,532	88,072	10,460	12%

Total	$927,064	$873,654	$53,410	6%

Net tax equivalent margin on earning assets					5.94%	5.82%	0.12%

	Six Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2007	2006	$	%	2007	2006	Change
		(Dollars in thousands)
Commercial	$296,675	$294,313	$2,362	1%	9.49%	8.89%	0.60%
Construction/development	145,824	141,297	4,527	3%	11.25%	10.67%	0.58%
Commercial real estate	233,433	245,854	(12,421)	-5%	8.66%	7.96%	0.70%
Consumer	43,098	36,762	6,336	17%	7.65%	7.69%	-0.04%
Other loans	(1,488)	(963)	(525)	55%

Total loans	717,542	717,263	279	0%	9.49%	8.89%	0.60%

Short-term investments	23,780	15,397	8,383	54%	5.13%	4.33%	0.80%
Long-term investments	85,894	62,320	23,574	38%	4.79%	3.62%	1.17%

Interest-earning assets	827,216	794,980	32,236	4%	8.88%	8.39%	0.49%

Nonearning assets	86,668	73,168	13,500	18%

Total	$913,884	$868,148	$45,736	5%

Interest-bearing liabilities	$618,366	$598,544	$19,822	3%	3.87%	3.43%	0.44%
Demand deposits	185,861	176,466	9,395	5%
Other liabilities	12,130	6,226	5,904	95%
Equity	97,527	86,912	10,615	12%

Total	$913,884	$868,148	$45,736	5%

Net tax equivalent margin on earning assets					5.99%	5.81%	0.18%

Interest-earning assets averaged $839.2 million and $827.2 million for the three and six-month periods ending June 30, 2007, an increase of $42.3 million and $32.2 million, or 5% and 4%, respectively, over the $796.9 and $795 million average for the comparable periods in 2006. The tax equivalent yield on interest-earning assets averaged 8.80% and 8.88%, respectively, for the three and six-month periods ending June 30, 2007, increases of 26 and 49 basis points, respectively, from 8.54% and 8.39% for the same periods in 2006.
Loans, the largest category of interest-earning assets, decreased by $6.1 million, or 1%, to an average of $719.6 million in the second quarter of 2007 from $725.8 million in the second quarter of 2006. During the six-month period ending June 30, 2007, loans increased by $279,000, or 0%, to an average of $717.5 million from an average of $717.3 million for the six-month period ending June 30, 2006. Commercial and commercial real estate loans decreased by $3.0 million and $9.8 million on average, respectively, between the second quarters of 2007 and 2006. Construction and consumer loans increased by $217,000 and $6.9 million on average, respectively, between the second quarters of 2007 and 2006. During the six-month period ending June 30, 2007, commercial, construction, and consumer loans increased by $2.4 million, $4.5 million, and $6.3 million, respectively, on average as compared to the six-month period ending June 30, 2006. Commercial real estate loans decreased $12.4 million on average between the six-month periods ending June 30, 2007 and June 30, 2006. The decline in the loan portfolio in general and the commercial real estate area in particular resulted from a combination of refinance activity and the payoff of one large commercial real estate project. We expect the loan portfolio to grow slightly in the future with moderate growth in the commercial loans, further declines in commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline in 2007 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. The tax equivalent yield on the loan portfolio averaged 9.44% for the second quarter of 2007, an increase of 42 basis points from 9.02% over the same quarter a year ago. During the six-month period ending June 30, 2007, the tax equivalent yield on the loan portfolio averaged 9.49%, an increase of 60 basis points from 8.89% over the same six-month period in 2006.
Interest-bearing liabilities averaged $625.2 million for the second quarter of 2007, an increase of $22.6 million, or 4%, compared to $602.6 million for the same period in 2006. The average cost of interest-bearing liabilities increased 23 basis points to 3.84% for the second quarter of 2007 compared to 3.61% for the second quarter of 2006. During the six-month period ending June 30, 2007, the average cost of interest bearing-liabilities increased 44 basis points to 3.87% as compared to 3.43% for the same six-month period in 2006. The average cost of funds has increased in response to interest rate increases by the Federal Reserve in the first half of 2006. The Federal Reserve has not increased short-term interest rates since June of 2006, which decreased the pressure on the Company’s net interest margin.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.94% for the second quarter of 2007 and 5.82% for the same period in 2006. During the six-month period ending June 30, 2007, the Company’s net tax equivalent margin was 5.99% and 5.81% for the same period in 2006. During the second quarter of 2007, the yield on the Company’s loans increased at a faster rate than its deposit costs as the increases in the Prime Rate of interest that occurred earlier in 2006 resulted in higher yields on the Company’s commercial, commercial real estate, and construction loans in 2007. In addition, the average amount of non-interest bearing demand deposits, other liabilities and equity totaled $301.9 million at June 30, 2007, as compared to $271 million at June 30, 2006. These balances had the effect of further dampening the deposit rate increases, which lowered the overall increase in the Company’s cost of funds and contributed to the increase in its net tax equivalent margin when comparing the second quarter ended June 30, 2007 to the same period in 2006. Finally, the Company had net recoveries of $98,000 in interest on non-accrual loans, which had the effect of increasing its net tax-equivalent margin by 5 basis points.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the second quarters and six month periods ending June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$892	$490	$402	82%	$1,396	$974	$422	43%
Purchased receivable income	649	453	196	43%	1,076	766	310	40%
Employee benefit plan income	314	385	(71)	-18%	571	558	13	2%
Electronic banking fees	227	192	35	18%	410	362	48	13%
Equity in earnings from mortgage affiliate	174	148	26	18%	188	155	33	21%
Loan servicing fees	152	125	27	22%	260	241	19	8%
Merchant credit card transaction fees	117	123	(6)	-5%	219	225	(6)	-3%
Equity in loss from Elliott Cove	(18)	(62)	44	-71%	(51)	(139)	88	-63%
Other	163	97	66	68%	263	237	26	11%

Total	$2,670	$1,951	$719	37%	$4,332	$3,379	$953	28%

Total other operating income for the second quarter of 2007 was $2.7 million, an increase of $719,000 from $2.0 million in the second quarter of 2006. During the six-month period ending June 30, 2007, total other operating income was $4.3 million, an increase of $953,000 from the same six-month period in 2006. These increases are due primarily to increases in income from service charges on deposit accounts and continued growth in the Company’s purchased receivable products.
Service charges on the Company’s deposit accounts increased by $402,000, or 82%, to $892,000 in the second quarter of 2007 from $490,000 in the same period a year ago. During the six-month period ending June 30, 2007, deposit service charges increased $422,000, or 43%, to $1.4 million compared to the same six-month period in 2006. This increase results primarily from the April 2007 implementation of non-sufficient funds (“NSF”) fees on point-of-sale transactions. The new point-of-sale NSF fees represent $377,000 of both the three and six-month period increases in service charges.
Income from the Company’s purchased receivable products increased by $196,000, or 43%, to $649,000 in the second quarter of 2007 from $453,000 in the same period a year ago. During the six-month period ending June 30, 2007, income from purchased receivable products increased by $310,000, or 40%, to $1.1 million from $766,000 in the same six-month period in 2006. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable and it recognizes the income and fees over the life of the accounts receivable in accordance with the provision of FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, as it continues to increase its market share.
During the second quarter of 2007, the Company included employee benefit plan income from NBG of $314,000 in its other operating income, a decrease of $71,000, or 18%, compared to the same quarter in 2006. During the six-month period ending June 30, 2007, income from NBG increased by $13,000, or 2%, from $558,000 to $571,000.
The Company’s electronic banking revenue increased by $35,000 and $48,000 or 18% and 13%, to $227,000 and $410,000, respectively, for the three and six-month periods ending June 30, 2007 from $192,000 and $362,000, respectively, in the same periods a year ago. As the Company increased the number of its deposit accounts through the marketing of the HPC product, it also sold additional services to these new accounts, which helped it to increase its electronic banking revenues.
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate increased by $26,000 to $174,000 during the second quarter of 2007 as compared to $148,000 in the second quarter of 2006. In the six-month period ended June 30, 2007, the Company’s earnings from its mortgage affiliate increased by $33,000 to $188,000 as compared to earnings of $155,000 for the six-month period ended June 30, 2006. In both the three and six-month periods ending June 30, 2007, the increase in earnings resulted from RML’s income increasing slightly more than its expenses.
The Company’s share of the loss from Elliott Cove decreased to $18,000 for the second quarter of 2007 as compared to a loss of $62,000 for the same period in 2006. In the six-month period ended June 30, 2007, the Company’s share of the loss from Elliott Cove was $51,000 as compared to a loss of $139,000 for the six-month period ended June 30, 2006. The Company expects income from Elliot Cove to continue to increase as it continues to increase its assets under management.
Other income, as broken out on the table above, increased by $66,000, or 68%, in the second quarter of 2007 to $163,000 from $97,000 for the same period in 2006. During the six-month period ending June 30, 2007, other income was $263,000, an increase of $26,000, or 11%, from the same six-month period in 2006. Contributing to both the three and six-month increases was a $28,000 gain on the sale of other real estate owned. Additionally, for the three and six-month periods ending June 30, 2007, the Company incurred losses of $19,000 and $71,000, respectively on its investment in PWA as compared to losses of $36,000 and $48,000 during the same periods in 2006. The decrease in the Company’s share of PWA losses for the quarter ended June 30, 2007 as compared to the same quarter in 2006 is the result of increased client fees earned on PWA’s growing client base. These revenues were partially offset by increased expenses. The increase in the Company’s share of losses for the six-month period ended June 30, 2007 as compared to the same period in 2006 is primarily due to the fact that the Company recorded only five months of losses in 2006 as compared to six months in 2007. The Company records its income and losses from affiliates on a one-month lagged basis. Since the Company purchased its interest in PWA in January of 2006, it only recorded five months of activity for PWA through June 30, 2006. The Company expects to incur losses on its investment in PWA over the next several years as PWA builds the customer base of its combined operations. Finally, the Company receives commissions for the sale of the Elliott Cove investment products. These commissions are included in other income. During the second quarter of 2007, Elliott Cove commissions increased by $22,000, or 44%, to $74,000 from $51,000 in the same period in 2006. In the six-month period ending June 30, 2007, Elliott Cove commissions increased by $45,000, or 48%, to $140,000 from $95,000 in the same period in 2006.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and six-month periods ending June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,161	$4,671	$490	10%	$10,416	$9,436	$980	10%
Occupancy, net	620	597	23	4%	1,318	1,238	80	6%
Marketing	469	444	25	6%	928	952	(24)	-3%
Equipment, net	365	357	8	2%	707	698	9	1%
Professional and outside services	268	179	89	50%	505	322	183	57%
Intangible asset amortization	100	120	(20)	-17%	221	241	(20)	-8%
Purchased receivable losses	—	—	—	N/A	245	—	245	N/M
Other expense	1,641	1,347	294	22%	3,216	2,792	424	15%

Total	$8,624	$7,715	$909	12%	$17,556	$15,679	$$1,877	12%

Total other operating expense for the second quarter of 2007 was $8.6 million, an increase of $909,000, or 12%, from $7.7 million for the same period in 2006. During the six-month period ending June 30, 2007, total operating expense was $17.5 million, an increase of $1.8 million, or 12%, for the same six-month period in 2006.
Salaries and benefits increased by $490,000 and $980,000, or 10% each, for the three and six-month periods ending June 30, 2007 as compared to the same periods a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits.
Occupancy expense increased by $23,000 and $80,000, or 4% and 6%, for the three and six-month periods ending June 30, 2007 as compared to the same periods a year ago, due in part to an increase in amortization of leasehold improvements at a new branch and increased rental costs at the Company’s headquarters facility.
Marketing expenses increased by $25,000, or 6%, for the three-month period ending June 30, 2007 as compared to the same period a year ago. During the six-month period ending June 30, 2007, marketing expenses decreased $24,000, or 3%, as compared to the same period a year ago as the Company incurred lower marketing costs in the first quarter of 2007 as compared to the first quarter of 2006, which led to lower six-month period costs in 2007 as compared to the same period in 2006. The Company has continued to market its HPC consumer products as it has since the second quarter of 2005 and expects to incur similar marketing costs for this product in the third quarter of 2007. Moreover, the Company began marketing its HPC for business products in the first quarter of 2007 and expects to incur increased marketing costs for this new product in 2007. The Company also expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
Professional and outside services increased by $89,000 and $183,000, or 50% and 57%, respectively, for the three and six-month periods ending June 30, 2007 as compared to the same period a year ago. The majority of the increases for both periods were due to higher tax and audit fees.
Other expense, as broken out in the table above, increased by $294,000 and $424,000, or 22% and 15%, for the three and six-month periods ending June 30, 2007 as compared to the same periods a year ago. The largest of these increases, $83,000 and $163,000 for the three and six-month periods ending June 30, 2007, respectively, is attributable to increased internet banking expenses arising from a system conversion. Other categories contributing to the overall increase in other expenses include operational losses, education expenses, and amortization expense for the Company’s low income housing partnership. Each of these items caused other expenses for the three-month period ending June 30, 2007 to increase by $78,000, $51,000 and $54,000, respectively, as compared to other expenses for the period ending June 30, 2006. Each of these items caused other expenses for the six-month period ending June 30, 2007 to increase $82,000, $108,000, and $139,000, respectively, as compared to other expenses for the period ending June 30, 2006.
Income Taxes
The provision for income taxes was $1.9 million for the second quarters of both 2007 and 2006. The effective tax rates for the second quarter of 2007 and 2006 were 37% and 39%, respectively. The decrease in the tax rate is due in part to an increase in available tax credits arising from the Company’s investments in low income housing partnerships. The Company expects that its tax rate for the rest of 2007 will be approximately similar to the tax rate of the second quarter of this year. The provision for income taxes was $3.5 million for the first six months of 2007, a decrease of $152,000, or 4% from the $3.6 million provision for income taxes for the same period in 2006. The effective tax rates for the first six months of 2007 and 2006 were 37% and 38%, respectively, with the difference in tax rates also attributable to increases in available tax credits arising from the Company’s investments in low income housing partnerships.
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
Loans are the highest yielding component of our earning assets. Average loans declined by $6.1 million, or 1%, to $719.6 million in the second quarter of 2007 as compared to $725.8 million in the same period of 2006. Loans comprised 86% of total average earning assets for the quarter ending June 30, 2007, compared to 91% of total average earning assets for the quarter ending June 30, 2006. The yield on loans averaged 9.44% for the quarter ended June 30, 2007, compared to 9.02% during the same period in 2006.
The loan portfolio decreased by $28 million, or 4% from $728.1 million at June 30, 2006 to $700.1 million at June 30, 2007. Loans decreased by $16.9 million, or 2%, from $717.1 million at December 31, 2006, to $700.1 million at June 30, 2007. Commercial loans decreased $26 million, or 8%, commercial real estate loans decreased $6.2 million, or 3%, construction loans decreased $1.5 million, or 1%, and consumer loans increased $6.4 million, or 17%, from June 30, 2006 to June 30, 2007. In addition, commercial loans decreased $581,000, or less than 1%, commercial real estate loans decreased $5.1 million, or 2%, construction loans decreased $14.7 million, or 10%, and consumer loans increased $2.5 million, or 6%, from December 31, 2006 to June 30, 2007. The decline in the loan portfolio in general resulted from a combination of refinance activity and the payoff of one large commercial real estate project. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans, further declines in commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the HPC product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline in 2007 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans.

Loan Portfolio Composition: Loans decreased to $700.1 million at June 30, 2007, from $717.1 million at December 31, 2006 and $728.1 million at June 30, 2006. At June 30, 2007, 51% of the portfolio was scheduled to mature over the next 12 months, and 24% was scheduled to mature between July 1, 2008, and June 30, 2012. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 51% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2007		December 31, 2006		June 30, 2006
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$286,574	41%	$287,155	40%	$312,526	43%
Construction/development	138,352	20%	153,059	21%	139,825	19%
Commercial real estate	232,463	33%	237,599	33%	238,657	33%
Consumer	44,605	6%	42,140	6%	38,237	5%
Loans in process	884	0%	126	0%	1,947	0%
Unearned loan fees	(2,754)	0%	(3,023)	0%	(3,104)	0%

Total loans	$700,124	100%	$717,056	100%	$728,088	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,268	$5,176	$4,686
Accruing loans past due 90 days or more	4,579	708	1,846
Restructured loans	36	748	—

Total nonperforming loans	9,883	6,632	6,532
Real estate owned	717	717	—

Total nonperforming assets	$10,600	$7,349	$6,532

Allowance for loan losses	$11,841	$12,125	$11,581

Nonperforming loans to portfolio loans	1.41%	0.92%	0.90%
Nonperforming assets to total assets	1.12%	0.79%	0.74%
Allowance to portfolio loans	1.69%	1.69%	1.59%
Allowance to nonperforming loans	120%	183%	177%
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

Total nonperforming loans at June 30, 2007, were $9.9 million, or 1.41%, of total portfolio loans, an increase of $3.3 million from $6.6 million at December 31, 2006, and an increase of $3.4 million from $6.5 million at June 30, 2006. The increase in the nonperforming loans in the second quarter of 2007 from the end of 2006 was due in large part to a $3.9 million increase in accruing loans that were 90 days or more past due. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.
At June 30, 2007, December 31, 2006, and June 30, 2006, the Company had loans measured for impairment of $25 million, $32 million, and $21.1 million, respectively. A specific allowance of $3.0 million, $4.3 million, and $3.1 million, respectively, was established for these periods. The decrease in loans measured for impairment at June 30, 2007, as compared to December 31, 2006, resulted mainly from the payoff of one commercial real estate project that was included in loans measured for impairment at December 31, 2006 and June 30, 2006. In addition, the Company charged off two commercial loans totaling $1.5 million at June 30, 2007 that were included in loans measured for impairment at December 31, 2006. In contrast, the increase in loans measured for impairment at December 31, 2006, as compared to June 30, 2006, resulted mainly from the addition of three commercial loan relationships, one land development relationship, and additional advances on one commercial real estate project.
Potential Problem Loans: At June 30, 2007 the Company had $7.1 million in potential problem loans, as compared to $6.2 million at June 30, 2006 as a result of adding four loans to the listing of potential problem loans and deleting four loans from this list during the quarter. The four loans that were added totaled $5.9 million while the four loans that were deleted also totaled $5.9 million. At December 31, 2006, the Company had potential problem loans of $6.4 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
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
The Allowance for Loan Losses was $11.8 million, or 1.69% of total portfolio loans outstanding, at June 30, 2007, compared to $11.6 million, or 1.59%, of total portfolio loans at June 30, 2006 and $12.1 million, or 1.69% of portfolio loans, at December 31, 2006. The Allowance for Loan Losses represented 120% of non-performing loans at June 30, 2007, as compared to 177% of nonperforming loans at June 30, 2006 and 183% of nonperforming loans at December 31, 2006.

The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $1.3 million for the three-month period ending June 30, 2007 to account for increases in non-performing loans, loan charge-offs, and the specific allowance for impaired loans. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Balance at beginning of period	$11,853	$10,870	$12,125	$10,706
Charge-offs:
Commercial	1,639	195	2,860	195
Construction/development	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	40	65	41	69

Total charge-offs	1,679	260	2,901	264
Recoveries:
Commercial	281	105	772	215
Construction/development	50	—	50	—
Commercial real estate	—	—	—	—
Consumer	3	6	7	10

Total recoveries	334	111	829	225
Net, (recoveries) charge-offs	1,345	149	2,072	39
Provision for loan losses	1,333	860	1,788	914

Balance at end of period	$11,841	$11,581	$11,841	$11,581

The provision for loan losses for the three-month period ending June 30, 2007 was $1.3 million as compared to a provision for loan losses of $860,000 for the three-month period ending June 30, 2006. During the three-month period ending June 30, 2007, there were $1.3 million in net loan charge-offs as compared to $149,000 of net loan charge-offs for the same period in 2006. The increase in loan recoveries, from $111,000 for the three-month period ending June 30, 2006 to $334,000 for the three-month period ending June 30, 2007 was due to one recovery on a construction relationship and two recoveries on commercial loan relationships. Loan charge-offs increased during this same time period from $260,000 for the three-month period ending June 30, 2006 to $1.7 million for the three-month period ending June 30, 2007, primarily due to the charge-off of one commercial loan and one commercial real estate loan that together totaled $1.5 million.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance for Loan Losses, at June 30, 2007 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $79.4 million at June 30, 2007, a decrease of $20.9 million, or 21%, from $100.3 million at December 31, 2006, and an increase of $20.9 million, or 36%, from $58.5 million at June 30, 2006. Investment securities designated as available for sale comprised 83% of the investment portfolio at June 30, 2007, 87% at December 31, 2006, and 81% at June 30, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2007, $21.4 million in securities, or 27%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $14.3 million, or 24%, at June 30, 2006.
LIABILITIES

Deposits
General: Deposits are the Company’s primary source of funds. Total deposits increased $12.9 million to $807.8 million at June 30, 2007, from $794.9 million at December 31, 2006, and increased $46.9 million from $760.8 million at June 30, 2006. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them. Moreover, as the balances in these HPC accounts and other deposit accounts have increased, the Company has allowed other funds held in the form of certificates of deposit for agencies of the State of Alaska to mature and be replaced by other core deposits.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2007, the Company had $94.6 million in certificates of deposit as compared to certificates of deposit of $96.3 million and $85.9 million, for the periods ending June 30, 2006 and December 31, 2006, respectively. At June 30, 2007, $58.9 million, or 62%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $59.4 million, or 69%, of total certificates of deposit, at December 31, 2006, and to $75.7 million, or 79%, of total certificates of deposit at June 30, 2006.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at June 30, 2007, was $181.2 million, a decrease of $22.2 million as compared to the balance of $203.4 million at June 30, 2006 and a decrease of $26.3 million from a balance of $207.5 million at December 31, 2006. The Company expects the total balance of the Alaska CD in 2007 to continue to be at lower levels as compared to 2006 as customers move into higher yielding accounts such as term certificates of deposit or other money market accounts.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At June 30, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund. In contrast, at June 30, 2006, the Company held $15.0 million in certificates of deposits for the Alaska Permanent Fund Corporation and it held no certificates of deposits for the Alaska Permanent Fund Corporation at December 31, 2006. As the Company has increased the balances in its other lower cost funds, it has allowed the certificates of deposits with the Alaska Permanent Fund Corporation to mature.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the Federal Home Loan Bank (“FHLB”). At June 30, 2007, the Company’s maximum borrowing line from the FHLB was $107.0 million, approximately 11% of the Company’s assets. At June 30, 2007, there was $2.0 million outstanding on the line and no additional monies committed to secure public deposits. At December 31, 2006 and June 30, 2006 there were outstanding balances on the borrowing line of $2.2 million and $2.4 million, respectively. At December 31, 2006 there were no additional monies committed to secure public deposits as compared to $15.2 million at June 30, 2006. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $9.3 million in other borrowings outstanding at June 30, 2007, as compared to $4.3 million in other borrowings outstanding at December 31, 2006. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowings: At June 30, 2007, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2007 and December 31, 2006, the Company’s commitments to extend credit and to provide letters of credit amounted to $166.5 million and $172 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $98.2 million at June 30, 2007, compared to $95.4 million at December 31, 2006 and $88.4 million at June 30, 2006. The Company earned net income of $3.1 million during the three-month period ending June 30, 2007, issued 6,343 shares through the exercise of stock options, and repurchased 37,500 shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2007, the Company had approximately 6.1 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of June 30, 2007, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of June 30, 2007:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.22%	11.35%
Total risk-based capital	8.00%	10.00%	14.47%	12.60%
Leverage ratio	4.00%	5.00%	11.91%	10.24%
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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding. In the three-month period ending June 30, 2007, the Company repurchased 37,500 shares, which brought the total shares repurchased under this program to 588,442 shares since its inception at a total cost of $11.8 million at an average price of $20.09. As a result, there were 327,242 shares remaining under the Plan at June 30, 2007. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 8.51% at June 30, 2007. The interest cost to the Company on these debentures was $172,000 in the quarter ending June 30, 2007 and $168,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 6.73% at June 30, 2007. The interest cost to the Company on these debentures was $170,000 for the quarter ending June 30, 2007 and $155,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
The Company began construction of a new branch facility in its Fairbanks market in the second quarter of 2007 and it expects to complete construction in the second quarter of 2008. The land purchase and construction costs are projected to total $4.8 million and be funded by operations.
On June 27, 2007 the Company announced the signing of a definitive agreement to acquire Alaska First Bank & Trust N.A. (“Alaska First”) for $6.3 million in a cash transaction. The transaction calls for the Company to acquire all of the outstanding shares of Alaska First and to merge Alaska First with and into Northrim Bank. The Company will not acquire Alaska First’s subsidiary, Hagen Insurance. The boards of both companies approved the transaction, which is subject to approval by Alaska First’s shareholders and applicable bank regulators, as well as other customary conditions to closing. The Company expects to close the Alaska First transaction in the fourth quarter of 2007.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company is currently slightly liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could negatively impact net interest income. Conversely, a declining interest rate environment may favorably impact net interest income. Although in the Company’s case, as indicated below, a decline in interest rates has a slightly less negative impact on net interest income than an increase in interest rates.
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
The results of the simulation model at June 30, 2007, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $145,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease net interest income of approximately $48,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 37,500 shares of its common stock, in the aggregate, during the second quarter of 2007 for the dates indicated:

				Maximum Number(1) (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
			Part of Publicly	Units) that May Yet Be
	Total Number of Shares	Average Price Paid per	Announced Plans or	Purchased Under the
	(or Units) Purchased	Share (or Unit)	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

Month #1 April 1, 2007 – April 30, 2007	—	$—	—	59,713

Month #2 May 1, 2007 – May 31, 2007	22,500	$26.87	22,500	37,213

Month #3 June 1, 2007 – June 30, 2007	15,000	$26.30	15,000	327,242

Total	37,500	$26.64	37,500	327,242

(1)	In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Northrim BanCorp, Inc, held its Annual Shareholders’ Meeting on May 3, 2007. The matter voted on by the shareholders was the election of directors.

1. ELECTION OF DIRECTORS
The following individuals were nominated and elected by the shareholders at the Annual Shareholders’ Meeting held on May 3, 2007 to serve as directors until the 2008 election of directors or until their successors are elected and have qualified:

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Frank A. Danner	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Anthony Drabek	David G. Wight
Christopher N. Knudson

DIRECTOR:	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES
CASH, LARRY S.	4,679,033	1,165,323	5,844,356	271,466	6,115,822
COPELAND, MARK G.	5,627,532	216,824	5,844,356	271,466	6,115,822
DANNER, FRANK A.	4,909,744	934,612	5,844,356	271,466	6,115,822
DAVIS, RONALD A.	5,641,954	202,402	5,844,356	271,466	6,115,822
DRABEK, ANTHONY	5,656,735	187,621	5,844,356	271,466	6,115,822
KNUDSON, CHRISTOPHER N.	4,987,184	857,172	5,844,356	271,466	6,115,822
LANGLAND, R. MARC	4,963,433	880,923	5,844,356	271,466	6,115,822
LOWELL, RICHARD L.	5,650,531	193,825	5,844,356	271,466	6,115,822
ROWAN, IRENE SPARKS	4,735,453	1,108,903	5,844,356	271,466	6,115,822
SWALLING, JOHN C.	5,651,622	192,734	5,844,356	271,466	6,115,822
WIGHT, DAVID G.	5,676,073	168,283	5,844,356	271,466	6,115,822
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

August 7, 2007	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 7, 2007	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)