Form 10-Q
period 2007-09-30
NORTHRIM BANCORP INC
filed 2007-11-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of the issuer’s Common Stock outstanding at November 2, 2007 was 6,317,788.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets

- September 30, 2007 (unaudited)	4

- December 31, 2006	4

- September 30, 2006 (unaudited)	4

Consolidated Statements of Income (unaudited)

- Three and nine months ended September 30, 2007 and 2006	5

Consolidated Statements of Comprehensive Income (unaudited)

- Three and nine months ended September 30, 2007 and 2006	6

Consolidated Statements of Cash Flows (unaudited)

- Nine months ended September 30, 2007 and 2006	7

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007, DECEMBER 31, 2006, AND SEPTEMBER 30, 2006

	September 30,	December 31,	September 30,
	2007	2006	2006

	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$26,159	$25,565	$30,316
Money market investments	78,443	18,717	39,778

Investment securities held to maturity	11,702	11,776	11,778
Investment securities available for sale	77,278	86,993	62,550
Investment in Federal Home Loan Bank stock	1,556	1,556	1,556

Total investment securities	90,536	100,325	75,884
Loans	694,949	717,056	698,076
Allowance for loan losses	(12,074)	(12,125)	(12,646)

Net loans	682,875	704,931	685,430
Purchased receivables, net	23,168	21,183	20,215
Accrued interest receivable	5,629	4,916	5,473
Premises and equipment, net	13,910	12,874	11,888
Goodwill and intangible assets	6,656	6,903	7,024
Other assets	31,496	30,206	25,592

Total Assets	$958,872	$925,620	$901,600

LIABILITIES
Deposits:
Demand	$208,441	$206,343	$196,466
Interest-bearing demand	86,250	89,476	83,178
Savings	51,645	48,330	49,436
Alaska CDs	187,765	207,492	209,290
Money market	187,448	157,345	156,564
Certificates of deposit less than $100,000	58,448	57,601	57,296
Certificates of deposit greater than $100,000	37,612	28,317	24,557

Total deposits	817,609	794,904	776,787

Borrowings	12,698	6,502	5,767
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,703	10,209	8,218

Total liabilities	858,568	830,173	809,330

Minority interest in subsidiaries	29	29	27

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,317,268; 6,114,247; and 6,109,426 shares issued and outstanding at September 30, 2007, December 31, 2006, and September 30, 2006, respectively	6,317	6,114	6,109
Additional paid-in capital	51,094	46,379	46,177
Retained earnings	42,861	43,212	40,298
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	3	(287)	(341)

Total shareholders’ equity	100,275	95,418	92,243

Total Liabilities and Shareholders’ Equity	$958,872	$925,620	$901,600

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$16,613	$16,601	$50,370	$48,165
Interest on investment securities:
Assets available for sale	853	638	2,614	1,604
Assets held to maturity	111	87	335	247
Interest on money market investments	893	515	1,506	852

Total Interest Income	18,470	17,841	54,825	50,868

Interest Expense
Interest expense on deposits and borrowings	6,058	5,904	17,923	16,106

Net Interest Income	12,412	11,937	36,902	34,762

Provision for loan losses	725	850	2,513	1,764

Net Interest Income After Provision for Loan Losses	11,687	11,087	34,389	32,998

Other Operating Income
Service charges on deposit accounts	873	494	2,269	1,468
Purchased receivable income	744	579	1,820	1,345
Employee benefit plan income	319	271	890	829
Equity in earnings from mortgage affiliate	202	317	390	472
Equity in loss from Elliott Cove	(20)	(53)	(71)	(192)
Other income	665	595	1,817	1,660

Total Other Operating Income	2,783	2,203	7,115	5,582

Other Operating Expense
Salaries and other personnel expense	5,110	4,790	15,526	14,226
Occupancy, net	695	626	2,013	1,864
Equipment expense	333	325	1,040	1,023
Marketing expense	468	445	1,396	1,397
Intangible asset amortization expense	28	121	249	362
Other operating expense	1,925	1,354	5,891	4,468

Total Other Operating Expense	8,559	7,661	26,115	23,340

Income Before Income Taxes and Minority Interest	5,911	5,629	15,389	15,240
Minority interest in subsidiaries	85	70	215	218

Income Before Income Taxes	5,826	5,559	15,174	15,022
Provision for income taxes	2,200	2,108	5,677	5,737

Net Income	$3,626	$3,451	$9,497	$9,285

Earnings Per Share, Basic	$0.57	$0.54	$1.48	$1.45
Earnings Per Share, Diluted	$0.56	$0.53	$1.46	$1.43

Weighted Average Shares Outstanding, Basic	6,386,334	6,428,830	6,420,054	6,420,642
Weighted Average Shares Outstanding, Diluted	6,480,057	6,520,261	6,515,894	6,508,240
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$3,626	$3,451	$9,497	$9,285

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	257	351	290	148

Less: reclassification adjustment for realized gains	—	—	—	—

Comprehensive Income	$3,883	$3,802	$9,787	$9,433

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	September 30,
	2007	2006

	(unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$9,497	$9,285

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	845	821
Amortization of software	185	292
Intangible asset amortization	249	362
Amortization of investment security premium, net of discount accretion	(435)	(68)
Deferred tax (benefit)	(668)	(1,296)
Stock-based compensation	415	287
Excess tax benefits from share-based payment arrangements	(57)	(166)
Deferral of loan fees and costs, net	(23)	124
Provision for loan losses	2,513	1,764
Purchased receivable loss	245	—
Gain on sale of other real estate owned	(28)	—
Distributions in excess of earnings from RML	108	53
Equity in loss from Elliott Cove	71	192
Minority interest in subsidiaries	215	218
(Increase) in accrued interest receivable	(713)	(1,076)
(Increase) in other assets	(933)	(3,252)
Increase (decrease) of other liabilities	(461)	4,185

Net Cash Provided by Operating Activities	11,025	11,725

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(51,281)	(14,802)
Purchases of investment securities-held-to-maturity	—	(10,907)
Proceeds from sales/maturities of securities-available-for-sale	61,929	5,053
Proceeds from calls/maturities of securities-held-to-maturity	70	65
Investment in purchased receivables, net of repayments	(2,230)	(8,017)
Investments in loans:
Sales of loans and loan participations	7,438	18,753
Loans made, net of repayments	12,016	(11,718)
Proceeds from sale of other real estate owned	140	—
Investment in Elliott Cove	(100)	(210)
Repayment of loan to Elliott Cove	20	125
Loan to PWA, net of repayments	—	385
Purchases of premises and equipment	(1,881)	(2,106)
Purchases of software	(178)	(65)

Net Cash Provided (Used) by Investing Activities	25,943	(23,444)

Financing Activities:
Increase (decrease) in deposits	22,705	(3,079)
Increase (decrease) in borrowings	6,196	(2,648)
Distributions to minority interests	(215)	(191)
Proceeds from issuance of common stock	119	231
Excess tax benefits from share-based payment arrangements	57	225
Repurchase of common stock	(2,915)	(410)
Cash dividends paid	(2,595)	(2,005)

Net Cash Provided (Used) by Financing Activities	23,352	(7,877)

Net Increase (Decrease) in Cash and Cash Equivalents	60,320	(19,596)
Cash and cash equivalents at beginning of period	44,282	89,690

Cash and cash equivalents at end of period	$104,602	$70,094

Supplemental Information:
Income taxes paid	$6,572	$6,390

Interest paid	$17,786	$16,139

Cash dividends declared but not paid	$11	$0

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2007 and 2006
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. Operating results for the interim period ended September 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. STOCK REPURCHASE
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242. In the three-month period ending September 30, 2007, the Company repurchased 75,000 shares, which brought the total shares repurchased under this program to 663,442 shares since its inception at a total cost of $13.7 million at an average price of $20.70. In the nine-month period ending September 30, 2007, the Company repurchased 112,500 shares at a total cost of $2.9 million, which decreased additional paid-in-capital by $2.8 million. As a result of these stock repurchases, there were 252,242 shares remaining under the Plan at September 30, 2007. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
3. DIVIDENDS
On September 6, 2007, the Company declared a 5% stock dividend and distributed 301,000 shares to its shareholders on October 5, 2007, which increased its additional paid-in-capital by $6.9 million as of September 30, 2007. In addition, for the nine-month period ending September 30, 2007, the Company declared cash dividends of $2.6 million as compared to cash dividends declared of $2.0 million for the nine-month period ending September 30, 2006.

4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2007		December 31, 2006		September 30, 2006

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$297,882	43%	$287,155	40%	$293,427	42%
Construction/development	141,268	20%	153,059	21%	150,772	22%
Commercial real estate	213,214	31%	237,599	33%	215,664	31%
Consumer	45,472	7%	42,140	6%	41,032	6%
Loans in process	113	0%	126	0%	309	0%
Unearned loan fees	(3,000)	0%	(3,023)	0%	(3,128)	0%

Total loans	$694,949	100%	$717,056	100%	$698,076	100%

5. ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
The Company maintains an Allowance for Loan Losses (the “Allowance”) to reflect inherent losses from its loan portfolio as of the balance sheet date. On a quarterly basis, the Company uses three methods to analyze the Allowance by taking percentage allocations for criticized and classified assets, in addition to a specific allowance for impaired loans, making percentage allocations based upon its internal risk classifications and other specifically identified portions of its loan portfolio, and using ratio analysis and peer comparisons.
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $725,000 for the three-month period ending September 30, 2007 to account for increases in nonperforming loans, loan charge-offs, and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

		(Dollars in thousands)
Balance at beginning of period	$11,841	$11,581	$12,125	$10,706
Charge-offs:
Commercial	146	257	3,006	452
Construction/development	—	—	—	—
Commercial real estate	599	—	599	—
Consumer	2	2	43	71

Total charge-offs	747	259	3,648	523
Recoveries:
Commercial	251	437	1,023	652
Construction/development	—	—	50	—
Commercial real estate	—	28	—	28
Consumer	4	9	11	19

Total recoveries	255	474	1,084	699
Net, (recoveries) charge-offs	492	(215)	2,564	(176)
Provision for loan losses	725	850	2,513	1,764

Balance at end of period	$12,074	$12,646	$12,074	$12,646

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2007	December 31, 2006	September 30, 2006

	(Dollars in thousands)

Nonaccrual loans	$5,666	$5,176	$5,532
Accruing loans past due 90 days or more	2,917	708	2,811
Restructured loans	17	748	—

Total nonperforming loans	8,600	6,632	8,343
Real estate owned	717	717	—

Total nonperforming assets	$9,317	$7,349	$8,343

Allowance for loan losses	$12,074	$12,125	$12,646

At September 30, 2007, December 31, 2006, and September 30, 2006, the Company had loans measured for impairment of $40.6 million, $32 million, and $27.5 million, respectively. A specific allowance of $3.8 million, $4.3 million, and $3.7 million, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2007, as compared to December 31, 2006, resulted mainly from the addition of two residential construction and land development projects that were not included in loans measured for impairment at December 31, 2006 and September 30, 2006. The increase in loans measured for impairment at December 31, 2006, as compared to September 30, 2006, resulted mainly from the addition of one commercial loan relationship.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $90.5 million at September 30, 2007, a decrease of $9.8 million, or 10%, from $100.3 million at December 31, 2006, and an increase of $14.6 million, or 19%, from $75.9 million at September 30, 2006. Investment securities designated as available for sale comprised 85% of the investment portfolio at September 30, 2007, 87% at December 31, 2006, and 82% at September 30, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2007, $23.9 million in securities, or 26%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $14.7 million, or 19%, at September 30, 2006.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending September 30, 2007 and 2006, the Company included employee benefit plan income from NBG of $319,000 and $271,000, respectively, in its Other Operating Income. In the nine-month periods ending September 30, 2007 and 2006, the Company included employee benefit plan income from NBG of $890,000 and $829,000, respectively, in Other Operating Income. These increases are directly related to a growing client base as well as the utilization of additional products and services by existing clients.

Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending September 30, 2007, the Company’s earnings from RML decreased by $115,000 to $202,000 as compared to $317,000 for the three-month period ending September 30, 2006. In the nine-month period ending September 30, 2007, the Company’s earnings from RML Holding Company decreased by $82,000 to $390,000 as compared to $472,000 for the nine-month period ending September 30, 2006. In both the three and nine-month periods ending September 30, 2007, the decrease in earnings resulted from RML’s income decreasing due to the decline in mortgage loan originations.
The Company owns a 46% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliot Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $597,000 as of September 30, 2007.
The Company’s share of the loss from Elliott Cove for the third quarter of 2007 was $20,000, as compared to a loss of $53,000 in the third quarter of 2006. In the nine-month period ending September 30, 2007, the Company’s share of the loss from Elliott Cove was $71,000 as compared to a loss of $192,000 for the nine-month period ending September 30, 2006. The loss that the Company realized on its investment in Elliott Cove decreased for both the three and nine-month periods ending September 30, 2007 as compared to the same periods in 2006 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses resulting in a lower operating loss.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three and nine-month periods ending September 30, 2007, the Company incurred losses of $23,000 and $95,000, respectively, on its investment in PWA as compared to losses of $56,000 and $104,000, respectively, for the same periods in 2006. The decrease in the Company’s share of PWA losses for both of these periods is due to increased client fees earned on PWA’s growing client base. The decrease in the Company’s share of losses for the nine-month period ending September 30, 2007 is less than the rate of decrease for the three-month period ending September 30, 2007 primarily because the Company recorded only eight months of losses in 2006 as compared to nine months of losses in 2007. The losses that the Company incurs on its investment in PWA reduce other income during the respective periods. The overall decrease in the loss for the nine-month period results from the fact that increased client fees more than offset the additional month of losses recorded in 2007. The losses from PWA and Elliott Cove were offset by commissions that the Company receives for its sales of Elliot Cove investment products, which are accounted for as other operating income. Furthermore, the Company expects to incur losses over the next several years as PWA builds the customer base of its combined operations.

8. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at September 30, 2007 was 436,868, which includes 144,336 shares granted under the 2004 Plan leaving 186,414 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $55,000 and $29,000 on the fair value of restricted stock units and $83,000 and $53,000 on the fair value of stock options for a total of $138,000 and $82,000 in stock-based compensation expense for the three-month periods ending September 30, 2007 and 2006, respectively.
For the nine-month periods ending September 30, 2007 and 2006, the Company recognized expense of $165,000 and $87,000, respectively, on the fair value of restricted stock units and $250,000 and $199,000, respectively, on the fair value of stock options for a total of $415,000 and $287,000, respectively, in stock-based compensation expense.
Proceeds from the exercise of stock options for the three months ended September 30, 2007 and 2006 were $93,000 and $125,000, respectively. For the nine-month periods ending September 30, 2007 and 2006, proceeds from the exercise of stock options were $232,000 and $423,000, respectively. The Company withheld $109,000 and $170,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending September 30, 2007 and 2006, respectively, and $113,000 and $192,000 for the nine-month periods ending September 30, 2007 and 2006, respectively. The Company recognized tax deductions of $24,000 and $87,000 related to the exercise of these stock options during the quarter ended September 30, 2007 and 2006, respectively, and $57,000 and $225,000 for the nine-month periods ending September 30, 2007 and 2006, respectively.

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
SUMMARY OF THIRD QUARTER RESULTS
At September 30, 2007, the Company had assets of $958.9 million and gross portfolio loans of $694.9 million, an increase of 6% and a decrease of less than 1%, respectively, as compared to the balances for these accounts at September 30, 2006. As compared to balances at December 31, 2006, total assets at September 30, 2007 increased by 4% and total loans at September 30, 2007 decreased by 3%. The Company’s net income and diluted earnings per share at September 30, 2007, were $3.6 million and $0.56, respectively, an increase of 5% each, as compared to the same period in 2006. For the quarter ended September 30, 2007, the Company’s net interest income increased $475,000, or 4%, its provision for loan losses decreased $125,000, or 15%, its other operating income increased $580,000, or 26%, and its other operating expenses increased $898,000, or 12%, as compared to the third quarter a year ago.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended September 30, 2007, was $3.6 million, or $0.56 per diluted share, increases of 5% each, as compared to net income of $3.5 million and diluted earnings per share of $0.53, respectively, for the third quarter of 2006.
Net income for the nine months ending September 30, 2007, was $9.5 million, an increase of $212,000, or 2%, from $9.3 million for the nine months ending September 30, 2006. Diluted earnings per share increased $0.03 to $1.46, or 2%, for the nine months ending September 30, 2007 as compared to $1.43 for the same period in 2006.
The increase in net income for the three-month period ending September 30, 2007 as compared to the same period a year ago is partially the result of increased earning assets and slightly higher growth of interest income as opposed to interest expense. The provision for loan losses was also lower for the quarter ended September 30, 2007 as compared to the same period in 2006. Additionally, other operating income for the quarter ended September 30, 2007 increased by $580,000, to $2.8 million, as compared to $2.2 million for the same period a year ago. This increase in the third quarter of 2007 is largely due to a $379,000 increase in service charges on deposit accounts, most of which is attributable to the April 2007 implementation of a new non-sufficient funds fee on point-of-sale transactions. Increases in other operating expenses partially offset the increases in net interest income and the increase in other income. Salaries and benefits increased by $320,000, or 7%, for the three-month period ending September 30, 2007 as compared to the same period a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits. Other increases to other operating expenses for the third quarter of 2007 as compared to the third quarter a year ago include a $138,000 increase in amortization of low income housing tax credits, due to the addition of one investment in late September 2006 and one investment in December 2006, a $121,000 increase in operational losses due to larger charge-off activity of deposit service charges and fees, and an $85,000 increase in internet banking expense due to higher fees associated with a new internet banking product. The increase in earnings per diluted share for the third quarter of 2007 as compared to the third quarter of 2006 was due in part to the increase in net income and also due to a decrease in the number of shares of common stock outstanding as a result of the Company’s repurchase of 75,000 shares in the third quarter of 2007. This information has been adjusted for the 5% stock dividend declared on September 6, 2007 and distributed to shareholders on October 5, 2007.
Net income and diluted earnings per share increased moderately for the nine-month period ending September 30, 2007 when compared to net income and diluted earnings per share for the nine-month period ending September 30, 2006. Net interest income for the nine-month period ending September 30, 2007 increased by $2.1 million, or 6%, to $36.9 million as compared to $34.8 million for the same period ending September 30, 2006. This increase in net interest income in the nine-month period ending September 30, 2007 was partially offset by an increase of $749,000, or 42%, in the provision for loan losses for the nine-month period ending September 30, 2007 as compared to the same period in 2006. Other operating income for the nine-month period ended September 30, 2007 increased by $1.5 million, or 27%, to $7.1 million as compared to $5.6 million for the same period in 2006 due largely to increased service charges on deposits and purchased receivable income. The increase in other operating income in the nine-month period ended September 30, 2007 was more than offset by a $2.8 million increase in other operating expenses that was caused mainly by a $1.3 million increase in salary and benefit costs, a $277,000 increase in amortization of low income housing credits, a $249,000 increase in internet banking fees, a $245,000 loss on one purchased receivable account, a $203,000 increase in operational losses due to larger charge-off activity of deposit service charges and fees, and tax and audit fee increases of $96,000 as compared to the same period a year ago. The slight increase in earnings per diluted share for the nine-month period ending September 30, 2007 as compared to the nine- month period ending September 30, 2006 was due in part to the increase in net income and also due to a decrease in the number of shares of common stock outstanding as a result of the Company’s repurchase of 112,500 shares in the nine-month period ending September 30, 2007. This information has been adjusted for the 5% stock dividend declared on September 6, 2007 and distributed to shareholders on October 5, 2007.

NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the third quarter of 2007 increased $475,000, or 4%, to $12.4 million from $11.9 million in the third quarter of 2006, as a result of an increase in earning assets and slightly higher growth of interest income as opposed to interest expense. Net interest income for the nine-month period ending September 30, 2007 increased $2.1 million, or 6%, to $36.9 million from $34.8 million in the same period in 2006 due to the same factors that affected net interest income in the three-month period ending September 30, 2007. The following table compares average balances and rates for the third quarter and nine months ending September 30, 2007 and 2006:

	Three Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2007	2006	$	%	2007	2006	Change
	(Dollars in thousands)
Commercial	$292,565	$301,429	($8,864)	-3%	9.49%	9.22%	0.27%
Construction/development	141,912	145,786	(3,874)	-3%	11.13%	11.28%	-0.15%
Commercial real estate	220,788	224,436	(3,648)	-2%	8.60%	8.26%	0.34%
Consumer	44,952	39,893	5,059	13%	7.50%	7.79%	-0.29%
Other loans	(1,648)	(1,428)	(220)	15%

Total loans	698,569	710,116	(11,547)	-2%	9.44%	9.29%	0.15%

Short-term investments	69,671	39,383	30,288	77%	5.01%	5.12%	-0.11%
Long-term investments	82,044	72,161	9,883	14%	4.87%	4.18%	0.69%

Interest-earning assets	850,284	821,660	28,624	3%	8.63%	8.64%	-0.01%
Nonearning assets	93,892	78,901	14,991	19%

Total	$944,176	$900,561	$43,615	5%

Interest-bearing liabilities	$631,682	$609,924	$21,758	4%	3.80%	3.83%	-0.03%
Demand deposits	199,845	192,398	7,447	4%
Other liabilities	12,168	7,076	5,092	72%
Equity	100,481	91,163	9,318	10%

Total	$944,176	$900,561	$43,615	5%

Net tax equivalent margin on earning assets					5.81%	5.79%	0.02%

	Nine Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2007	2006	$	%	2007	2006	Change
	(Dollars in thousands)
Commercial	$295,290	$296,711	( $1,421)	0%	9.49%	9.00%	0.49%
Construction/development	144,506	142,921	1,585	1%	11.21%	10.87%	0.34%
Commercial real estate	229,171	238,636	(9,465)	-4%	8.64%	8.06%	0.58%
Consumer	43,723	37,817	5,906	16%	7.60%	7.73%	-0.13%
Other loans	(1,542)	(1,121)	(421)	38%

Total loans	711,148	714,964	(3,816)	-1%	9.47%	9.02%	0.45%

Short-term investments	39,245	23,480	15,765	67%	5.06%	4.78%	0.28%
Long-term investments	84,596	65,636	18,960	29%	4.81%	3.90%	0.91%

Interest-earning assets	834,989	804,080	30,909	4%	8.80%	8.48%	0.32%
Nonearning assets	89,103	75,115	13,988	19%

Total	$924,092	$879,195	$44,897	5%

Interest-bearing liabilities	$622,854	$602,504	$20,350	3%	3.84%	3.57%	0.27%
Demand deposits	190,573	181,835	8,738	5%
Other liabilities	12,142	6,514	5,628	86%
Equity	98,523	88,342	10,181	12%

Total	$924,092	$879,195	$44,897	5%

Net tax equivalent margin on earning assets					5.93%	5.81%	0.12%

Interest-earning assets averaged $850.3 million and $835.0 million for the three and nine-month periods ending September 30, 2007, an increase of $28.6 million and $30.9 million, or 3% and 4%, respectively, over the $821.7 and $804.1 million average for the comparable periods in 2006. The tax equivalent yield on interest-earning assets averaged 8.63% and 8.80%, respectively, for the three and nine-month periods ending September 30, 2007, decreasing 1 basis point and increasing 32 basis points from the respective periods in 2006, from 8.64% and 8.48%, respectively.

Loans, the largest category of interest-earning assets, decreased by $11.5 million, or 2%, to an average of $698.6 million in the third quarter of 2007 from $710.1 million in the third quarter of 2006. During the nine-month period ending September 30, 2007, loans decreased by $3.8 million, or 1%, to an average of $711.1 million from an average of $715.0 million for the nine-month period ending September 30, 2006. Commercial, construction, and commercial real estate loans decreased by $8.9 million, $3.9 million and $3.6 million on average, respectively, between the third quarters of 2007 and 2006. Consumer loans increased by $5.1 million on average between the third quarters of 2007 and 2006. During the nine-month period ending September 30, 2007, commercial and commercial real estate loans decreased by $1.4 million and $9.5 million, respectively, on average as compared to the nine-month period ending September 30, 2006. Construction and consumer loans increased $1.6 million and $5.9 million, respectively, on average between the nine-month periods ending September 30, 2007 and September 30, 2006. The decline in the loan portfolio resulted from a combination of refinance activity and the payoff of several large commercial real estate loans. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans, further declines in commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through the remainder of 2007 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. The tax equivalent yield on the loan portfolio averaged 9.44% for the third quarter of 2007, an increase of 15 basis points from 9.29% over the same quarter a year ago. During the nine-month period ending September 30, 2007, the tax equivalent yield on the loan portfolio averaged 9.47%, an increase of 45 basis points from 9.02% over the same nine-month period in 2006.
Interest-bearing liabilities averaged $631.7 million for the third quarter of 2007, an increase of $21.8 million, or 4%, compared to $609.9 million for the same period in 2006. The average cost of interest-bearing liabilities decreased 3 basis points to 3.80% for the third quarter of 2007 compared to 3.83% for the third quarter of 2006. Interest-bearing liabilities averaged $622.9 million during the nine-month period ending September 30, 2007, an increase of $20.4 million, or 3%, compared to $602.5 million for the same period in 2006. During the nine-month period ending September 30, 2007, the average cost of interest bearing-liabilities increased 27 basis points to 3.84% as compared to 3.57% for the same nine-month period in 2006. The decrease in the average cost of funds in 2007 as compared to 2006 is related in part to the interest rate cut by the Federal Reserve during the third quarter of 2007 and also to a general decline in interest rates that in part was due to the anticipation of this interest rate cut by the Federal Reserve and to other factors that affected interest rates in general during this period.

The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.81% for the third quarter of 2007 and 5.79% for the same period in 2006. During the nine-month period ending September 30, 2007, the Company’s net tax equivalent margin was 5.93% and 5.81% for the same period in 2006. During the third quarter of 2007, the yield on the Company’s loans increased due to higher yields on its commercial and commercial real estate loans in particular while its funding costs experienced a decrease due a decline in interest rates as noted above. The increase in the loan yields for the third quarter of 2007 was offset in part by a decline in loan volume of $11.5 million on average during this period as compared to the same period of 2006. As loan volume declined in the three-months ending September 30, 2007, investment volume increased by $40.2 million as compared to the same period a year ago. However, the yields on the Company’s short and long-term investments averaged 5.01% and 4.87%, respectively as compared to an average yield on its loans of 9.44% during the third quarter of 2007. This shift from higher yielding to lower yielding assets had a negative effect on the Company’s net tax equivalent margin. In the nine-month period ending September 30, 2007, there was also a decline in average loan volume of $3.8 million versus an increase in short and long-term investments of $15.8 million and $19 million, respectively, as compared to the same nine-month period of 2006. However, there was a larger increase in the Company’s earning assets of 32 basis points in the nine-month period ending September 30, 2007 as compared to the same period a year ago, versus a 1 basis point decline in the third quarter ending September 30, 2007 as compared to the third quarter ending September 30, 2006, as asset yields benefited more in the nine-month period ending September 30, 2007 from increases in interest rates that occurred early in 2006 and held through most of the nine months ending September 30, 2007. During this nine-month period ending September 30, 2007, there was a 27 basis point increase in funding costs that combined to produce a 12 basis point increase in the net tax equivalent margin to 5.93% at September 30, 2007 as compared to 5.81% at September 30, 2006.
OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the three and nine month periods ending September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$873	$494	$379	77%	$2,269	$1,468	$801	55%
Purchased receivable income	744	579	165	28%	1,820	1,345	475	35%
Employee benefit plan income	319	271	48	18%	890	829	61	7%
Electronic banking fees	233	210	23	11%	642	573	69	12%
Equity in earnings from mortgage affiliate	202	317	(115)	-36%	390	472	(82)	-17%
Loan servicing fees	123	120	3	3%	383	361	22	6%
Merchant credit card transaction fees	152	171	(19)	-11%	371	396	(25)	-6%
Equity in loss from Elliott Cove	(20)	(53)	33	-62%	(71)	(192)	121	-63%
Equity in loss from PWA	(23)	(56)	33	-59%	(95)	(104)	9	-9%
Other	180	150	30	20%	516	434	82	19%

Total	$2,783	$2,203	$580	26%	$7,115	$5,582	$1,533	27%

Total other operating income for the third quarter of 2007 was $2.8 million, an increase of $580,000 from $2.2 million in the third quarter of 2006. During the nine-month period ending September 30, 2007, total other operating income was $7.1 million, an increase of $1.5 million from $5.6 million for the same nine-month period in 2006. These increases are due primarily to increases in income from service charges on deposit accounts and continued growth in the Company’s purchased receivable products.
Service charges on the Company’s deposit accounts increased by $379,000, or 77%, to $873,000 in the third quarter of 2007 from $494,000 in the same period a year ago. During the nine-month period ending September 30, 2007, deposit service charges increased $801,000, or 55%, to $2.3 million compared to $1.5 million in the same nine-month period in 2006. This increase results primarily from the April 2007 implementation of NSF fees on point-of-sale transactions, which represents approximately all of the three and nine-month period increases in service charges.

Income from the Company’s purchased receivable products increased by $165,000, or 28%, to $744,000 in the third quarter of 2007 from $579,000 in the same period a year ago. During the nine-month period ending September 30, 2007, income from purchased receivable products increased by $475,000, or 35%, to $1.8 million from $1.3 million in the same nine-month period in 2006. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable and it recognizes the income and fees over the life of the accounts receivable in accordance with the provision of FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to show growth on a year-over-year comparative basis as the Company increases this line of business at NFS, as it continues to increase its market share.
During the third quarter of 2007, the Company included employee benefit plan income from NBG of $319,000 in its other operating income, an increase of $48,000, or 18%, compared to the same quarter in 2006. During the nine-month period ending September 30, 2007, income from NBG increased by $61,000, or 7%, from $829,000 to $890,000, as compared to the same period in 2006.
The Company’s electronic banking revenue increased by $23,000 and $69,000 or 11% and 12%, to $233,000 and $642,000, respectively, for the three and nine-month periods ending September 30, 2007 from $210,000 and $573,000, respectively, in the same periods a year ago. The majority of the increase in these revenues came from additional fees collected from increased point of sale transactions. This is a direct result of an increased number of deposit accounts through the marketing of the HPC product and overall continued increased usage of point of sale by the entire customer base.
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate, RML, decreased by $115,000 to $202,000 during the third quarter of 2007 as compared to $317,000 in the third quarter of 2006. In the nine-month period ended September 30, 2007, the Company’s earnings from its mortgage affiliate decreased by $82,000 to $390,000 as compared to earnings of $472,000 for the nine-month period ended September 30, 2006. In both the three and nine-month periods ending September 30, 2007, the decrease in earnings resulted from RML’s income decreasing more than its expenses as its loan origination volume decreased with the general decline in the residential real estate activity during these periods.
The Company’s share of the loss from Elliott Cove for the third quarter of 2007 was $20,000, as compared to a loss of $53,000 in the third quarter of 2006. In the nine-month period ending September 30, 2007, the Company’s share of the loss from Elliott Cove was $71,000 as compared to a loss of $192,000 for the nine-month period ending September 30, 2006. The loss that the Company realized on its investment in Elliott Cove decreased for both the three and nine-month periods ending September 30, 2007 as compared to the same periods in 2006 as Elliott Cove continued to increase its assets under management which caused its income to increase more than its expenses resulting in a lower operating loss.
The Company’s share of the loss from PWA for the third quarter of 2007 was $23,000, as compared to a loss of $56,000 in the third quarter of 2006. In the nine-month period ending September 30, 2007, the Company’s share of the loss from PWA was $95,000 as compared to a loss of $104,000 for the nine-month period ending September 30, 2006. The decrease in the Company’s share of PWA losses for the quarter ended September 30, 2007 as compared to the same quarter in 2006 is the result of increased client fees earned on PWA’s growing client base. These revenues were partially offset by increased expenses. The Company expects to incur losses on its investment in PWA over the next several years as PWA builds the customer base of its combined operations.

Other income, as broken out on the table above, increased by $30,000, or 20%, in the third quarter of 2007 to $180,000 from $150,000 for the same period in 2006. During the nine-month period ending September 30, 2007, other income was $516,000, an increase of $82,000, or 19%, from the same nine-month period in 2006. Contributing to nine-month increase was a $28,000 gain on the sale of other real estate owned. Finally, the Company receives commissions for the sale of the Elliott Cove investment products. These commissions are included in other income. During the third quarter of 2007, Elliott Cove commissions increased by $19,000, or 33%, to $77,000 from $58,000 in the same period in 2006. In the nine-month period ending September 30, 2007, Elliott Cove commissions increased by $64,000, or 42%, to $216,000 from $152,000 in the same period in 2006.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and nine-month periods ending September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,110	$4,790	$320	7%	$15,526	$14,226	$1,300	9%
Occupancy, net	695	626	69	11%	2,013	1,864	149	8%
Marketing	468	445	23	5%	1,396	1,397	(1)	0%
Equipment, net	333	325	8	2%	1,040	1,023	17	2%
Professional and outside services	264	238	26	11%	769	560	209	37%
Intangible asset amortization	28	121	(93)	-77%	249	362	(113)	-31%
Purchased receivable losses	—	—	—	N/A	245	—	245	N/A
Other expense	1,661	1,116	545	49%	4,877	3,908	969	25%

Total	$8,559	$7,661	$898	12%	$26,115	$23,340	$2,775	12%

Total other operating expense for the third quarter of 2007 was $8.6 million, an increase of $898,000, or 12%, from $7.7 million for the same period in 2006. During the nine-month period ending September 30, 2007, total operating expense was $26.1 million, an increase of $2.8 million, or 12%, from $23.3 million for the same nine-month period in 2006.
Salaries and benefits increased by $320,000 and $1.3 million, or 7% and 9%, respectively, for the three and nine-month periods ending September 30, 2007 as compared to the same periods a year ago, due in large part to salary increases driven by competitive pressures. Due to the tight labor market in the Company’s major markets and ongoing competition for employees, the Company expects further increases in salaries and benefits.
Occupancy expense increased by $69,000 and $149,000, or 11% and 8%, for the three and nine-month periods ending September 30, 2007 as compared to the same periods a year ago, mostly due to increased rental costs at the Company’s headquarters facility.
Marketing expenses increased by $23,000, or 5%, for the three-month period ending September 30, 2007 as compared to the same period a year ago. During the nine-month period ending September 30, 2007, marketing expenses decreased $1,000, or less than 1%, as compared to the same period a year ago as the Company incurred lower marketing costs in the first quarter of 2007 as compared to the first quarter of 2006, which led to consistent nine-month period costs in 2007 as compared to the same period in 2006. The Company has continued to market its HPC consumer products as it has since the third quarter of 2005 and expects to incur similar marketing costs for this product in the fourth quarter of 2007. Moreover, the Company began marketing its HPC for business products in the first quarter of 2007 and expects to incur increased marketing costs for this new product in 2007. The Company also expects that the Bank will increase its deposit accounts and balances as it continues to implement the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.
Professional and outside services increased by $26,000 and $209,000, or 11% and 37%, respectively, for the three and nine-month periods ending September 30, 2007 as compared to the same period a year ago. The majority of the increase for the three-month period ending September 30, 2007 as compared to the same period in 2006 was due to higher audit fees. The increase for the nine-month period ending September 30, 2007 as compared to the same period in 2006 was due to higher accounting and audit fees.

Other expense, as broken out in the table above, increased by $545,000 and $969,000, or 49% and 25%, respectively, for the three and nine-month periods ending September 30, 2007 as compared to the same periods a year ago. The largest of these increases for the quarter ended September 30, 2007 as compared to the same period in 2006 was a $121,000 increase in operational charge-offs. There was also a $203,000 increase in operational charge-offs for the nine-month period ending September 30, 2007 as compared to the same nine-month period in 2006. These increases are due in part to larger charge-offs of deposit service charges and fees on a larger number of HPC deposit accounts. Other categories contributing to the overall increase in other expenses include amortization expense for the Company’s low income housing partnership, mostly due to the addition of two new investments in the fourth quarter of 2006, and internet banking expenses due to a system conversion in the fourth quarter of 2006. These items caused other expenses for the three-month period ending September 30, 2007 to increase by $138,000 and $85,000, respectively, as compared to other expenses for the period ending September 30, 2006. These items caused other expenses for the nine-month period ending September 30, 2007 to increase $277,000 and $249,000, respectively, as compared to other expenses for the period ending September 30, 2006. Additionally, the Company incurred a $245,000 loss on one of its purchased receivable accounts for the nine-month period ending September 30, 2007.
Income Taxes
The provision for income taxes was $2.2 million and $2.1 million for the third quarters of 2007 and 2006, respectively. The effective tax rates were 38% for each of the third quarters of 2007 and 2006. The Company expects that its tax rate for the rest of 2007 will be approximately similar to the tax rate of the third quarter of this year. The provision for income taxes was $5.7 million for the first nine months of 2007, a decrease of $60,000, or 1% from the same period in 2006. The effective tax rates for the first nine months of 2007 and 2006 were 37% and 38%, respectively, with the difference in tax rates attributable to increases in available tax credits arising from the Company’s investments in low income housing partnerships.
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
Loans are the highest yielding component of our earning assets. Average loans declined by $11.5 million, or 2%, to $698.6 million in the third quarter of 2007 as compared to $710.1 million in the same period of 2006. Loans comprised 82% of total average earning assets for the quarter ending September 30, 2007, compared to 86% of total average earning assets for the quarter ending September 30, 2006. The yield on loans averaged 9.44% for the quarter ended September 30, 2007, compared to 9.29% during the same period in 2006.

The loan portfolio decreased by $3.1 million, or less than 1% from $698.1 million at September 30, 2006 to $694.9 million at September 30, 2007. Loans decreased by $22.1 million, or 3%, from $717.1 million at December 31, 2006, to $694.9 million at September 30, 2007. Commercial loans increased $4.5 million, or 2%, commercial real estate loans decreased $2.5 million, or 1%, construction loans decreased $9.5 million, or 6%, and consumer loans increased $4.4 million, or 11%, from September 30, 2006 to September 30, 2007. In addition, commercial loans increased $10.7 million, or 4%, commercial real estate loans decreased $24.4 million, or 10%, construction loans decreased $11.8 million, or 8%, and consumer loans increased $3.3 million, or 8%, from December 31, 2006 to September 30, 2007. The decline in the loan portfolio resulted from a combination of refinance activity and the payoff of several large commercial real estate loans. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans, further declines in commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the HPC product. The decrease in the commercial real estate area is expected to continue due to additional refinance activity and competitive pressures. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline in 2007 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans.
Loan Portfolio Composition: Loans decreased to $694.9 million at September 30, 2007, from $717.1 million at December 31, 2006 and $698.1 million at September 30, 2006. At September 30, 2007, 50% of the portfolio was scheduled to mature over the next 12 months, and 26% was scheduled to mature between October 1, 2008, and September 30, 2012. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 50% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2007		December 31, 2006		September 30, 2006
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$297,882	43%	$287,155	40%	$293,427	42%
Construction/development	141,268	20%	153,059	21%	150,772	22%
Commercial real estate	213,214	31%	237,599	33%	215,664	31%
Consumer	45,472	7%	42,140	6%	41,032	6%
Loans in process	113	0%	126	0%	309	0%
Unearned loan fees	(3,000)	0%	(3,023)	0%	(3,128)	0%

Total loans	$694,949	100%	$717,056	100%	$698,076	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,666	$5,176	$5,532
Accruing loans past due 90 days or more	2,917	708	2,811
Restructured loans	17	748	—

Total nonperforming loans	8,600	6,632	8,343
Real estate owned	717	717	—

Total nonperforming assets	$9,317	$7,349	$8,343

Allowance for loan losses	$12,074	$12,125	$12,646

Nonperforming loans to portfolio loans	1.24%	0.92%	1.20%
Nonperforming assets to total assets	0.97%	0.79%	0.93%
Allowance to portfolio loans	1.74%	1.69%	1.81%
Allowance to nonperforming loans	140%	183%	152%

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
Total nonperforming loans at September 30, 2007, were $8.6 million, or 1.24%, of total portfolio loans, an increase of $2.0 million from $6.6 million at December 31, 2006, and an increase of $257,000 from $8.3 million at September 30, 2006. The increase in the nonperforming loans in the third quarter of 2007 from the end of 2006 was due in large part to a $2.2 million increase in accruing loans that were 90 days or more past due that resulted primarily from three commercial loans, one residential land development loan, and one residential construction loan. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.
At September 30, 2007, December 31, 2006, and September 30, 2006, the Company had loans measured for impairment of $40.6 million, $32.0 million, and $27.5 million, respectively. A specific allowance of $3.8 million, $4.3 million, and $3.7 million, respectively, was established for these periods. The increase in loans measured for impairment at September 30, 2007, as compared to December 31, 2006, resulted mainly from the addition of two construction projects that were not included in loans measured for impairment at December 31, 2006 and September 30, 2006. A portion of the loans associated with these projects had insufficient collateral, which resulted in an impairment and an increase to the Company’s specific allowance for impaired loans. In addition, the specific allowance was decreased in the third quarter ending September 30, 2007 primarily due to the payoff of one loan that had a specific allowance of $599,000 at the time of its payoff. The increase in loans measured for impairment at December 31, 2006, as compared to September 30, 2006, resulted mainly from the addition of one commercial loan relationship.
Potential Problem Loans: At September 30, 2007 the Company had $9.7 million in potential problem loans, as compared to $3.3 million at September 30, 2006 as a result of adding five loans to the listing of potential problem loans and deleting six loans from this list since September 30, 2006. The five loans that were added totaled $9.2 million while the six loans that were deleted totaled $2.8 million. At December 31, 2006, the Company had potential problem loans of $6.4 million. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, or restructured loans.
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

The Allowance for Loan Losses was $12.1 million, or 1.74% of total portfolio loans outstanding, at September 30, 2007, compared to $12.6 million, or 1.81%, of total portfolio loans at September 30, 2006 and $12.1 million, or 1.69% of portfolio loans, at December 31, 2006. The Allowance for Loan Losses represented 140% of non-performing loans at September 30, 2007, as compared to 152% of nonperforming loans at September 30, 2006 and 183% of nonperforming loans at December 31, 2006.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $725,000 for the three-month period ending September 30, 2007 to account for increases in non-performing loans, loan charge-offs, and the specific allowance for impaired loans as well as continued softening in the residential construction market. The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Balance at beginning of period	$11,841	$11,581	$12,125	$10,706
Charge-offs:
Commercial	146	257	3,006	452
Construction/development	—	—	—	—
Commercial real estate	599	—	599	—
Consumer	2	2	43	71

Total charge-offs	747	259	3,648	523
Recoveries:
Commercial	251	437	1,023	652
Construction/development	—	—	50	—
Commercial real estate	—	28	—	28
Consumer	4	9	11	19

Total recoveries	255	474	1,084	699
Net, (recoveries) charge-offs	492	(215)	2,564	(176)
Provision for loan losses	725	850	2,513	1,764

Balance at end of period	$12,074	$12,646	$12,074	$12,646

The provision for loan losses for the three-month period ending September 30, 2007 was $725,000 as compared to a provision for loan losses of $850,000 for the three-month period ending September 30, 2006. During the three-month period ending September 30, 2007, there were $492,000 in net loan charge-offs as compared to $215,000 of net loan recoveries for the same period in 2006. Loan charge-offs increased during this same time period from $259,000 for the three-month period ending September 30, 2006 to $747,000 for the three-month period ending September 30, 2007, primarily due to the charge-off of one commercial loan and one commercial real estate loan.
The provision for loan losses for the nine-month period ending September 30, 2007 was $2.5 million as compared to a provision for loan losses of $1.8 million for the nine-month period ending September 30, 2006. During the nine-month period ending September 30, 2007, there were $2.6 million in net loan charge-offs as compared to $176,000 of net loan recoveries for the same period in 2006. Loan charge-offs increased during this same time period from $523,000 for the nine-month period ending September 30, 2006 to $3.6 million for the nine-month period ending September 30, 2007, primarily due to the charge-off of four commercial loans and one commercial real estate loan.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance for Loan Losses, at September 30, 2007 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.

Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $90.5 million at September 30, 2007, a decrease of $9.8 million, or 10%, from $100.3 million at December 31, 2006, and an increase of $14.6 million, or 19%, from $75.9 million at September 30, 2006. Investment securities designated as available for sale comprised 85% of the investment portfolio at September 30, 2007, 87% at December 31, 2006, and 82% at September 30, 2006, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2007, $23.9 million in securities, or 26%, of the investment portfolio was pledged, as compared to $16 million, or 16%, at December 31, 2006, and $14.7 million, or 19%, at September 30, 2006.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits increased $22.7 million to $817.6 million at September 30, 2007, from $794.9 million at December 31, 2006, and increased $40.8 million from $776.8 million at September 30, 2006. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC Program, the Company expects increases in the number of deposit accounts and the balances associated with them. Moreover, as the balances in these HPC accounts and other deposit accounts have increased, the Company has allowed other funds held in the form of certificates of deposit for agencies of the State of Alaska to mature and be replaced by other core deposits.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2007, the Company had $96.1 million in certificates of deposit as compared to certificates of deposit of $81.9 million and $85.9 million, for the periods ending September 30, 2006 and December 31, 2006, respectively. At September 30, 2007, $57.5 million, or 60%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $59.4 million, or 69%, of total certificates of deposit, at December 31, 2006, and to $59.8 million, or 73%, of total certificates of deposit at September 30, 2006.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at September 30, 2007, was $187.8 million, a decrease of $21.5 million as compared to the balance of $209.3 million at September 30, 2006 and a decrease of $19.7 million from a balance of $207.5 million at December 31, 2006. The Company expects the total balance of the Alaska CD in 2007 to continue to be at lower levels as compared to 2006 as customers move into higher yielding accounts such as term certificates of deposit or other money market accounts.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At September 30, 2007, December 31, 2006 and September 30, 2006, the Company held no certificates of deposit for the Alaska Permanent Fund.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the Federal Home Loan Bank (“FHLB”). At September 30, 2007, the Company’s maximum borrowing line from the FHLB was $113.3 million, approximately 12% of the Company’s assets. At September 30, 2007, there was $1.9 million outstanding on the line and no additional monies committed to secure public deposits. At December 31, 2006 and September 30, 2006, there were outstanding balances on the borrowing line of $2.2 million and $2.3 million, respectively. At December 31, 2006 and September 30, 2006, there were no additional monies committed to secure public deposits. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $10.8 million in other borrowings outstanding at September 30, 2007, as compared to $4.3 million in other borrowings outstanding at December 31, 2006. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.

Other Short-term Borrowings: At September 30, 2007, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2007 and December 31, 2006, the Company’s commitments to extend credit and to provide letters of credit amounted to $192.6 million and $172 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $100.3 million at September 30, 2007, compared to $95.4 million at December 31, 2006 and $92.2 million at September 30, 2006. The Company earned net income of $3.6 million during the three-month period ending September 30, 2007, issued 5,967 shares through the exercise of stock options, and repurchased 75,000 shares of its common stock under the Company’s publicly announced repurchase program. On September 6, 2007, the Company declared a 5% stock dividend to shareholders of record as of September 21, 2007. As a result, the Company issued 300,729 of its shares on October 5, 2007, along with a cash dividend of $2,000 to pay for fractional shares. At September 30, 2007, the Company had approximately 6.3 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2007, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.

The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of September 30, 2007:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.33%	11.74%
Total risk-based capital	8.00%	10.00%	14.59%	12.99%
Leverage ratio	4.00%	5.00%	11.89%	10.49%
The capital ratios for the Company exceed those for the Bank primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the third quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242. In the three-month period ending September 30, 2007, the Company repurchased 75,000 shares, which brought the total shares repurchased under this program to 663,442 shares since its inception at a total cost of $13.7 million at an average price of $20.70. As a result, there were 252,242 shares remaining under the Plan at September 30, 2007. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 8.71% at September 30, 2007. The interest cost to the Company on these debentures was $176,000 in the quarter ending September 30, 2007 and $173,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 7.06% at September 30, 2007. The interest cost to the Company on these debentures was $173,000 for the quarter ending September 30, 2007 and $181,000 in the same period in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
The Company continued to incur costs related to the construction of the new branch facility in its Fairbanks market in the third quarter of 2007 and it still expects to complete construction in the first quarter of 2008. The land purchase and construction costs are projected to total $4.8 million and will be funded by operations.
The Company also continued to incur costs related to the acquisition of Alaska First Bank & Trust N.A. (“Alaska First”) in the third quarter of 2007. Alaska First’s shareholders approved the merger on August 29, 2007, and final regulatory approval was received on October 19, 2007. The Company acquired all of the outstanding shares of Alaska First for $6.3 million in a cash transaction and merged Alaska First with and into Northrim Bank on October 19, 2007. The Company did not acquire Alaska First’s subsidiary, Hagen Insurance. The Company acquired assets of approximately $57 million and assumed liabilities of approximately $53 million in connection with the acquisition. Loans acquired from Alaska First totaled approximately $13 million and deposits totaled approximately $48 million.

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
The Company is currently asset sensitive, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant increase in market rates of interest could positively impact net interest income. Conversely, a declining interest rate environment may negatively impact net interest income.
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
The results of the simulation model at September 30, 2007, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $972,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease in net interest income of approximately $528,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 75,000 shares of its common stock, in the aggregate, during the third quarter of 2007 for the dates indicated:

				Maximum Number(1) (or Approximate
			Total Number of Shares (or Units)	Dollar Value) of Shares (or Units) that May
	Total Number of Shares	Average Price Paid per	Purchased as Part of Publicly	Yet Be Purchased Under the Plans or
	(or Units) Purchased	Share (or Unit)	Announced Plans or Programs	Programs
Period	(a)	(b)	(c)	(d)

Month No. 1
July 1, 2007 - July 31, 2007	—	—	—	327,242

Month No. 2
August 1, 2007 - August 31, 2007	25,000	$25.55	25,000	302,242

Month No. 3
September 1, 2007 - September 30, 2007	50,000	$25.55	50,000	252,242

Total	75,000	$25.55	75,000	252,242

(1)	In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007 the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION
9.	Not applicable

10.	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS

3.2	Amended Bylaws of Northrim BanCorp, Inc. (1)

10.21	Supplemental Executive Retirement Plan dated July 1, 1994, as amended August 2, 2007, effective as of January 1, 2005.

10.22	Deferred Compensation Plan dated January 1, 1995, as amended August 2, 2007, effective as of January 1, 2005.

10.23	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended August 2, 2007, effective as of January 1, 2005.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007.

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 7, 2007	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

November 7, 2007	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)