Form 10-K
period 2007-12-31
NORTHRIM BANCORP INC
filed 2008-03-14
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  Yes ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2007, was $152,994,008.

The number of shares of registrant’s common stock outstanding at March 1, 2008, was 6,311,807.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 1, 2008, referenced in Part III of this Form 10-K are incorporated by reference therein.

Northrim BanCorp, Inc.

Page

Northrim BanCorp, Inc.
About the Company	1

Financial Section
Selected Financial Data	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Report of Independent Registered Public Accounting Firm	31
Consolidated Financial Statements	33
Notes to Consolidated Financial Statements	37
Annual Report on Form 10-K	64
EXHIBIT 23
EXHIBIT 34
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

i

Northrim BanCorp, Inc.
About the Company

Overview

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company; and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington.

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

In October 2007, we acquired 100% of the outstanding shares of Alaska First Bank & Trust, N.A. (“Alaska First”) for a purchase price of $6.3 million and merged it into Northrim Bank. The Company did not acquire Alaska First’s subsidiary, Hagen Insurance, Inc., nor did it retain the two Alaska First branches. The Alaska First acquisition increased our cash by $18.8 million, investments by $23.8 million, outstanding loans by $13.2 million and other assets by $1.6 million. We assumed $47.7 million of deposits, $5.1 million of borrowings and $900,000 of other liabilities. See “Note 1 — Organization and Summary of Significant Accounting Policies” and “Note 2 — Alaska First Acquisition” for additional information about the Alaska First acquisition.

We have grown to be the third largest commercial bank in Anchorage and Alaska in terms of deposits, with $867.4 million in total deposits and over $1 billion in total assets at December 31, 2007. Through our 10 branches, we are accessible by approximately 65% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, four smaller branches, and one supermarket branch. We continue to explore for future branching opportunities in this market.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. In 2007, we began construction of a second branch in the Fairbanks market that we plan to open in the second quarter of 2008.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

Elliott Cove Capital Management LLC

As of December 31, 2007, the Company owned a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $665,000 as of December 31, 2007.

As of December 31, 2007, there are eight Northrim Bank employees who are licensed as Investment Advisor Representatives and actively selling the Elliott Cove investment products. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank. In addition, as Elliott Cove builds its assets under management, we expect that it will reach a break-even point on a monthly basis on its operations in 2009.

Northrim Funding Services

In the third quarter of 2004, we formed NFS as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. During its third full year of operations in 2007, the employees of NFS expanded the base of their operations. In 2008, we expect NFS to continue to penetrate its market and increase its market share in the purchased receivables business and to continue to contribute to the Company’s net income.

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

In the fourth quarter of 2006, we introduced HPC for our business checking accounts. In 2007, we continued to market the HPC products through a targeted mailing program and branch promotions, which helped us to increase the number of these accounts. In 2008, we plan to continue to support the HPC consumer and business checking products with a similar marketing and sales program in an effort to continue to expand our core deposits.

Business Strategies

In addition to our acquisition strategy, we are pursuing a strategy of aggressive internal growth. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We believe that we provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We estimate that we are a major land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships.

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. Although to a lesser degree than the Bank of America branch acquisition, we believe that the Alaska First acquisition also strengthened our position in the Anchorage market. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the Company and developed a comprehensive approach to sales. Since then, we have continued with this sales training in all of our major customer contact areas. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

•	Improving Credit Quality: In 2007, we formed a Quality Assurance department to provide independent, detailed financial analysis of our largest, most complex loans. In addition, this department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them.

Services

We provide a wide range of banking services in Southcentral and Interior Alaska to businesses, professionals, and individuals with high service expectations.

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

Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 66	Chairman, President, & CEO of the Company and the Bank; Director, Alaska Air Group; Director, Usibelli Coal Mine, Inc.
*Christopher N. Knudson, 54	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 50	Executive Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank
Joseph M. Beedle, 56	Executive Vice President of the Company and Chief Lending Officer of the Bank
Steven L. Hartung, 61	Executive Vice President of the Company and Quality Assurance Officer of the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 56	President and CEO, RIM Architects (Alaska), Inc.; CEO, RIM Architects (Guam), LLC.
Mark G. Copeland, 65	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Ronald A. Davis, 75	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)
Anthony Drabek, 60	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation), Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.
Richard L. Lowell, 67	Former Chairman, Ribelin Lowell Alaska USA Insurance Brokers, Inc. (insurance brokerage firm)
Irene Sparks Rowan, 66	Former Chairman and Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 58	President, Swalling & Associates, P.C. (accounting firm)
David G. Wight, 67	Former President and CEO, Alyeska Pipeline Service Company, and Director, Storm Cat Energy Corporation

Selected Financial Data

	2007	2006	2005	2004	2003

	Unaudited
	(In Thousands Except Per Share Amounts)

Net interest income	$49,830	$47,522	$43,908	$41,271	$39,267
Provision for loan losses	5,513	2,564	1,170	1,601	3,567
Other operating income	9,820	7,658	4,833	3,792	6,089
Other operating expense	34,929	31,368	29,477	26,535	24,728

Income before income taxes and minority interest	19,208	21,248	18,094	16,927	17,061
Minority interest in subsidiaries	290	296	—	—	—
Pre tax income	18,918	20,952	18,094	16,927	17,061
Income taxes	7,260	7,978	6,924	6,227	6,516

Net income	$11,658	$12,974	$11,170	$10,700	$10,545

Earnings per share:
Basic	$1.82	$2.02	$1.70	$1.60	$1.60
Diluted	1.80	1.99	1.64	1.55	1.53
Cash dividends per share	0.57	0.45	0.40	0.36	0.31

Assets	$1,014,714	$925,620	$895,580	$800,726	$738,569
Loans	714,801	717,056	705,059	678,269	601,119
Deposits	867,376	794,904	779,866	699,061	646,197
Long-term debt	1,774	2,174	2,574	2,974	3,374
Junior subordinated debentures	18,558	18,558	18,558	8,000	8,000
Shareholders’ equity	101,391	95,418	84,474	83,358	75,285

Book value per share	$16.09	$15.61	$13.86	$13.01	$11.82
Tangible book value per share	$14.51	$14.48	$12.65	$11.97	$10.73
Net interest margin (tax equivalent)	5.89%	5.89%	5.66%	5.88%	6.04%
Efficiency ratio (cash)(1)	57.99%	55.97%	59.72%	58.07%	53.71%
Return on assets	1.24%	1.46%	1.33%	1.41%	1.50%
Return on equity	11.70%	14.45%	13.17%	13.50%	14.89%
Equity/assets	10.00%	10.31%	9.44%	10.41%	10.19%
Dividend payout ratio	30.54%	21.43%	22.92%	21.57%	19.04%
Nonperforming loans/portfolio loans	1.59%	0.92%	0.86%	0.97%	1.72%
Net charge-offs/average loans	0.86%	0.16%	0.18%	0.16%	0.33%
Allowance for loan losses/portfolio loans	1.64%	1.69%	1.52%	1.59%	1.70%
Nonperforming assets/assets	1.56%	0.79%	0.69%	0.82%	1.40%

Number of banking offices	10	10	10	10	10
Number of employees (FTE)	302	277	272	272	268

(1)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortiztion (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterest expense is adjusted for intangible asset amortization. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures(2)

Years ended December 31,	2007	2006	2005	2004	2003

Net interest income(1)	$49,830	$47,522	$43,908	$41,271	$39,267
Noninterest income	9,820	7,658	4,833	3,792	6,089
Noninterest expense	34,929	31,368	29,477	26,535	24,728
Less intangible asset amortization	337	482	368	368	368

Adjusted noninterest expense	$34,592	$30,886	$29,109	$26,167	$24,360

Efficiency ratio	58.56%	56.85%	60.48%	58.88%	54.52%
Efficiency ratio (less intangible asset amortization)	57.99%	55.97%	59.72%	58.07%	53.71%
Tax rate	38%	38%	38%	37%	38%

(1)	Amount represents net interest income before provision for loan losses.
(2)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Management’s Discussion and Analysis of Financial Condition and
Results of Operation

Overview

We are a publicly traded bank holding company with four wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in both Elliott Cove, an investment advisory services company, and PWA, an investment advisory, trust and wealth management business located in Seattle, Washington; and NCT1 and NST2, entities formed to facilitate two trust preferred securities offerings. The Bank in turn has a wholly-owned subsidiary, NCIC, which has an interest in RML Holding Company, a residential mortgage holding company and NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. We are headquartered in Anchorage and have 10 branch locations, seven in Anchorage, and one each in Fairbanks, Eagle River, and Wasilla. The Bank also operates Northrim Funding Services, a division headquartered in Bellevue, Washington with operations in the Washington and Oregon markets. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization. We opened our first branch in Fairbanks in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. This acquisition resulted in us acquiring $114 million in loans, $124 million in deposits and $2 million in fixed assets for a purchase price of $5.9 million. Then, in October of 2007, we acquired 100% of the outstanding stock of another local bank, Alaska First. This acquisition resulted in us acquiring cash equivalents and investments of $42.6 million, outstanding loans of $13.2 million, deposits of $47.7 million of deposits and borrowings of $5.1 million.

One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. In accordance with this objective, the Company acquired 100% of the outstanding shares of Alaska First for $6.3 million in an all cash transaction at the close of business on October 19, 2007. Prior to this acquisition, we estimate that we held a 22% share of the commercial bank deposit market in Anchorage, a 9% share of the Fairbanks market, and an 11% share of the Matanuska Valley market as of June 30, 2007, the latest date for which such information is available.

Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. According to the State of Alaska Department of Revenue, approximately 89% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

At December 31, 2007, we had assets of over $1 billion, an increase of 9.6% over $925.6 million in 2006. Also, we had gross loans of $714.8 million, a decrease of less than 1% from $717.1 million at December 31, 2006. Our net income and diluted earnings per share for 2007 were $11.7 million and $1.80, respectively, a decrease of 10% each, respectively, from $13 million and $1.99 at year end 2006. During the same time period, our net interest income increased by $2.3 million, or 5%, to $49.8 million, from $47.5 million for the year ended 2006. Our provision for loan losses in 2007 increased by $2.9 million, or 115% to $5.5 million, from $2.6 million in 2006, as our nonperforming loans increased by $4.7 million, or 71% for 2007, from $6.6 million in 2006 to $11.3 million for 2007. In contrast, for 2007 our other operating income increased by $2.2 million, or 28%, to $9.8 million from $7.7 million in 2006. The growth in our net interest income combined with the positive effects of the increases in our other operating income was offset by an increase in other operating expenses of $3.6 million, or 11%, to $34.9 million in 2007 from $31.4 million for 2006, and the increase in our provision for loan losses which resulted in a decrease in our net income and earnings per share.

Results of Operations

Net Income

We earned net income of $11.7 million in 2007, compared to net income of $13 million in 2006, and $11.2 million in 2005. During these periods, net income per diluted share was $1.80, $1.99, and $1.64, respectively.

Net Interest Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, earnings from our mortgage affiliate, employee benefit plan income, purchased receivables products, and other sources. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, and marketing expense. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Net interest income is the difference between interest income, from loan and investment securities portfolios, and interest expense, on customer deposits and borrowings. Net interest income in 2007 was $49.8 million compared to $47.5 million in 2006, and $43.9 million in 2005, reflecting an increase in our interest-earning assets and the general level of interest rates. Average interest-earning assets increased $38.3 million, or 5%, in 2007 compared to an increase in average interest-bearing liabilities in 2007 of $27.4 million, or 5%. Average interest-earning assets increased $32.3 million, or 4%, in 2006 compared to an increase in average interest-bearing liabilities in 2006 of $36 million, or 6%.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2007, 2006, and 2005, average interest-earning assets were $849.3 million, $810.9 million, and $778.6 million, respectively. During these same periods, net interest margins were 5.87%, 5.86%, and 5.64%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which has a higher fee base. Our average yield on earning-assets was 8.60% in 2007, 8.57% in 2006, and 7.55% in 2005, while the average cost of interest-bearing liabilities was 3.66% in 2007, 3.63% in 2006, and 2.61% in 2005.

Our net interest margin increased in 2007 from 2006 due to the interaction of several factors. First, in 2007, the cost of interest-bearing liabilities increased by 3 basis points while the yield on interest-earning assets also increased by 3 basis points. During this time, the average balance of our interest-bearing demand deposits increased by $6.3 million to $85.2 million at December 31, 2007 from $78.9 million at December 31, 2006. The average balance of our demand deposits and other noninterest-bearing liabilities also increased by $15.2 million to $208.7 million at December 31, 2007 from $193.5 million at December 31, 2006. The increase in these lower cost deposits in 2007 helped to contain the rate of growth in the cost of interest-bearing liabilities. Second, the 3 basis point increase in the yield on earning assets in 2007 had a larger effect on net interest income because it was applied to earning assets with an average balance of $849.3 million versus the 3 basis point increase in the cost of interest-bearing liabilities that was applied to an average balance of $633.0 million. Finally, in 2007, earning assets increased by $38.3 million, or 5% compared to growth of $32.3 million, or 4% in 2006.

The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2007			2006			2005

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate

	(In Thousands)

Assets:
Loans(2)	$710,959	$66,463	9.35%	$712,116	$65,347	9.18%	$698,240	$55,870	8.00%
Securities	98,578	4,619	4.69%	71,164	2,799	3.93%	61,125	2,202	3.60%
Overnight investments	39,726	1,985	5.00%	27,665	1,375	4.97%	19,232	709	3.69%

Total interest-earning assets	849,263	73,067	8.60%	810,945	69,521	8.57%	778,597	58,781	7.55%
Noninterest-earning assets	92,065			77,920			63,810

Total assets	$941,328			$888,865			$842,407

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$85,192	$1,188	1.39%	$78,872	$830	1.05%	$65,890	$369	0.56%
Money market accounts	186,722	7,378	3.95%	151,871	6,053	3.99%	139,331	3,876	2.78%
Savings accounts	234,780	8,756	3.73%	254,209	10,113	3.98%	207,277	6,263	3.02%
Certificates of deposit	95,961	4,080	4.25%	94,595	3,322	3.51%	138,284	3,482	2.52%

Total interest-bearing deposits	602,655	21,402	3.55%	579,547	20,318	3.51%	550,782	13,990	2.54%
Borrowings	30,337	1,835	6.05%	26,052	1,681	6.45%	18,792	883	4.70%

Total interest-bearing liabilities	632,992	23,237	3.67%	605,599	21,999	3.63%	569,574	14,873	2.61%
Demand deposits and other noninterest-bearing liabilities	208,671			193,461			188,000

Total liabilities	841,663			799,060			757,574
Shareholders’ equity	99,665			89,805			84,833

Total liabilities and shareholders’ equity	$941,328			$888,865			$842,407

Net interest income		$49,830			$47,522			$43,908

Net interest margin(3)			5.87%			5.86%			5.64%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.
(3)	The net interest margin on a tax equivalent basis was 5.89%, 5.89%, 5.66%, 5.88%, and 6.04%, respectively, for 2007, 2006, 2005, 2004, and 2003.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2007 compared to 2006			2006 compared to 2005

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	($106)	$1,222	$1,116	$1,129	$8,348	$9,477
Securities	1,217	603	1,820	381	216	597
Overnight investments	603	7	610	371	295	666

Total interest income	$1,714	$1,832	$3,546	$1,881	$8,859	$10,740

Interest Expense:
Deposits:
Interest-bearing demand accounts	$71	$287	$358	$85	$376	$461
Money market accounts	1,378	(53)	1,325	375	1,802	2,177
Savings accounts	(747)	(610)	(1,357)	1,605	2,245	3,850
Certificates of deposit	49	709	758	(1,292)	1,133	(160)

Total interest on deposits	751	333	1,084	773	5,557	6,328
Borrowings	249	(95)	154	403	384	798

Total interest expense	1,000	$238	$1,238	$1,176	$5,940	$7,126

Other Operating Income

Total other operating income increased $2.2 million, or 28%, in 2007, after increasing $2.8 million, or 59%, in 2006, and increasing $1 million, or 27%, in 2005. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2007	2006	2005	2004	2003

	(In Thousands)

Other Operating Income
Deposit service charges	$3,116	$1,975	$1,800	$1,718	$1,805
Purchased receivable income	2,519	1,855	993	201	35
Employee benefit plan income	1,194	1,113	—	—	—
Electronic banking fees	914	790	632	608	563
Loan service fees	516	531	374	379	416
Merchant credit card transaction fees	509	531	444	414	363
Equity in earnings from RML	454	649	493	438	2,785
Other transaction fees	267	227	214	204	247
Equity in loss from Elliott Cove	(93)	(230)	(424)	(457)	(554)
Other income	314	217	298	136	74

Operating sources	9,710	7,658	4,824	3,641	5,734
Gain on sale of securities available for sale, net	—	—	9	151	310
Gain on sale of other real estate owned	110	—	—	—	45

Other sources	110	—	9	151	355

Total other operating income	$9,820	$7,658	$4,833	$3,792	$6,089

Total operating sources of other operating income in 2007 increased $2.1 million, or 27% over 2006 levels. In 2006, this income increased $2.8 million, or 59%, and in 2005, it increased $1.2 million, or 32% as compared to 2004 levels. The main reason for the increase in operating income in 2007 was the increase in income from deposit service charges.

Deposit service charges increased $1.1 million, or 58%, in 2007 as compared to 2006, and they increased $175,000, or 10%, in 2006 as compared to 2005. The increase in 2007 is primarily from the April 2007 implementation of non-sufficient funds (“NSF”) fees on point-of-sale transactions. The new point-of-sale NSF fees represent $1.1 million of the increase in service charges.

Income from the Company’s purchased receivable products increased by $664,000, or 36%, in 2007 as compared to 2006, and this income increased $862,000, or 87%, in 2006 as compared to 2005. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. The Company expects the income level from this product to decline on a year-over-year comparative basis as the Company expects that some of its customers will move into different products to meet their working capital needs.

In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. The Company included employee benefit plan income from NBG for the first time in its other operating income in 2006. In 2007, the Company recorded an $81,000 increase for this item, or 7%, compared to the initial $1.1 million income recorded in 2006. In contrast, the Company did not record any income for this item in its other operating income in 2005 as it purchased a 10% interest in NBG in March of 2005 and accounted for this interest according to the equity method in 2005.

The Company’s electronic banking fees increased by $124,000, or 16%, in 2007 as compared to 2006, and these fees increased by $158,000, or 25%, in 2006 as compared to 2005. As the Company increased the number of its deposit accounts through the marketing of the HPC product, it also sold additional services to these new accounts, which helped it to increase its electronic banking fees.

Included in operating sources of other operating income in 2007, 2006, and 2005 were $454,000, $649,000, and $493,000, respectively, of income from our share of the earnings from RML, which we account for according to the equity method. RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company (“PAM”). In the first quarter of 2005, PAM was merged into RML. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 24%.

Earnings from RML and RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2005 and 2006, RML Holding Company began to realize some efficiencies from its merger and increased its income from its combined operations. However, the decline in mortgage applications due to the slowdown in the Alaskan housing market had a direct effect on RML’s operating income in 2007. The Company expects that its share of RML’s income will decline further in 2008 as the slowdown that affected the residential construction market in 2007 carries over into 2008.

Merchant credit card transaction fees decreased by $22,000, or 4% in 2007 as compared to 2006 due to decreased sales, and these fees increased by $87,000, or 20%, in 2006 as compared to 2005 as the Company increased the sales volume of this product to its larger account base and switched to a revenue sharing program.

Loan service fees decreased by $15,000, or 3% in 2007 as compared to 2006 primarily due to the collection of past due late fees in 2006 on non performing loans that paid off in 2006. In contrast, loan service fees increased by $157,000, or 42%, in 2006 as compared to 2005 due to the increased collection of late fees and the collection of late fees on non performing loans that paid off.

Our share of the loss from Elliott Cove decreased to $93,000 in 2007, as compared to losses of $230,000 and $424,000, respectively, in 2006 and 2005 as Elliott Cove continued to increase its assets under management, which provided it with increased revenues.

Other income increased by $97,000, or 45%, to $314,000 at December 31, 2007 from $217,000 at December 31, 2006. In the first quarter of 2006, through our subsidiary, NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company incurred losses of $105,000 and $126,000 in

2007 and 2006, respectively, on its investment in PWA, which it accounts for according to the equity method. The losses from PWA were more than offset by increases in commissions that the Company receives for its sales of the Elliott Cove investment products, which totaled $294,000 and $210,000 in 2007 and 2006, respectively, and were accounted for as other operating income. Finally, the Company expects PWA to break even in 2008 as it builds the customer base of its combined operations.

Included in other sources of income is gain on sale of other real estate owned and gain on available for sale securities. At December 31, 2007, the gain on sale of other real estate owned was $110,000 compared to a loss of less than $1,000 at the end of 2006. Additionally, there is $432,000 of deferred gain on the sale of other real estate owned included in other liabilities at December 31, 2007. This gain will be recognized using the installment method. No net security gains were recorded in 2007 or 2006, whereas $9,000 of net gains was recorded in 2005.

Expenses

Provision for Loan Losses: The provision for loan losses in 2007 was $5.5 million, compared to $2.6 million in 2006 and $1.2 million in 2005. We increased the provision for loan losses in 2007 due to an increase in our nonperforming loans and net loan charge-offs. In 2007, nonperforming loans increased to $11.3 million from a balance of $6.6 million at December 31, 2006. In addition, net loan charge-offs were $6.1 million, or 0.86% of average loans, in 2007 as compared to $1.1 million, or 0.16% of average loans, in 2006 and $1.2 million, or 0.18% of average loans, in 2005. The allowance for loan losses decreased in 2007 as a result of the increase in net loan charge-offs and paydowns of certain problem credits. At December 31, 2007, the allowance was $11.7 million, or 1.64% of portfolio loans as compared to $12.1 million, or 1.69% of portfolio loans at December 31, 2006 and $10.7 million, or 1.52% of portfolio loans, at December 31, 2005. Likewise, the coverage ratio of the allowance for loan losses versus nonperforming loans decreased to 104% in 2007 as compared to a coverage ratio of 183% in 2006 and 176% in 2005. Although the allowance for loan losses decreased in 2007 along with the coverage ratio for nonperforming loans, the Company expects that net loan charge-offs will decrease in the future as a result of its efforts to improve its credit quality. In addition, forty percent of the net loan charge-offs in 2007 were related to one borrowing relationship and are not representative of the Company’s historical loan charge-offs.

Other Operating Expense: Other operating expense increased $3.6 million, or 11%, in 2007, $1.9 million, or 6%, in 2006, and $2.9 million, or 11%, in 2005. The following table breaks out the other operating expense categories:

Years ended December 31,	2007	2006	2005	2004	2003

	(In Thousands)

Other Operating Expense
Salaries and other personnel expense	$20,700	$19,277	$17,656	$15,708	$14,180
Occupancy, net	2,823	2,503	2,417	2,130	2,000
Equipment, net	1,350	1,350	1,371	1,372	1,504
Marketing	1,617	1,641	1,657	1,201	1,205
Intangible asset amortization	337	482	368	368	368
Other expenses	8,102	6,115	6,008	5,756	5,471

Total other operating expense	$34,929	$31,368	$29,477	$26,535	$24,728

Salaries and other personnel expense increased $1.4 million, or 7%, in 2007, $1.6 million, or 9%, in 2006, and $1.9 million, or 12%, in 2005, reflecting increases in salary and benefit costs throughout this time due in part to ongoing competition for our employees, which placed upward pressure on our salary structure. Moreover, due to the tight labor market in the Company’s major markets and ongoing competition for its employees, the Company expects further increases in salaries and benefits. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In 2007, NBG’s salary and benefit costs included in the Company’s own salary and benefit costs increased by $82,000 to $528,000 from $446,000 in 2006. The acquisition of Alaska First in the fourth quarter added salary and benefits costs. Also, stock-based compensation expense increased to $578,000 in 2007 from $390,000 in 2006 and $68,000 in 2005. In the first quarter of 2006, the Company adopted FASB 123R, Share-Based Payment. As a result, in 2006, the Company recorded $256,000 in additional expense associated with its stock options. Prior to 2006, the Company’s stock-based compensation expense was associated with the fair value of restricted stock units granted to its employees and expensed over the required service period.

During 2007, our occupancy expenses increased by $320,000, or 13%, to $2.8 million from $2.5 million, as we incurred higher costs in repair and maintenance as well as increased utility expenses. In addition to this, the Company incurred a $233,000 increase in rent expense due to expenses associated with the Alaska First buildings, as well as an overall increase in rents. In 2006, occupancy expense increased by $86,000, or 4%, to $2.5 million from $2.4 million as we incurred higher costs in one of our branch locations.

Marketing costs decreased by $24,000, or 1%, in 2007, decreased by $16,000, or 1%, in 2006, and increased $456,000, or 38%, in 2005. The main reason for the increase in marketing expenses in 2005 was the costs associated with marketing our HPC product. Although the Company has incurred additional marketing expenses due to promoting its HPC Program in 2007 and 2006, those costs have been offset by a decrease in other marketing expenses such as advertising for some of the Company’s other products. The Company plans to continue to market its HPC Program as it has since the second quarter of 2005. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.

Intangible asset amortization decreased by $145,000 or 30% to $337,000 during 2007 from $482,000 during 2006, as the Company finished amortizing the core deposit intangible related to the accounts it acquired in 1999 from the Bank of America transaction. In 2006, amortization expense increased by $114,000, or 31%, to $482,000 from $368,000 in 2005. In 2007 and 2006, the amortization expense on the NBG intangible asset was $115,000. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis. In the fourth quarter of 2007, the Company recognized $60,000 in amortization expense on the core deposit intangible associated with the Alaska First acquisition in 2007.

Other expenses, which includes professional fees, software expenses, ATM and debit card processing fees and other operational expenses, increased $2.0 million, or 32%, in 2007 as compared to 2006 and increased $107,000, or 2%, in 2006 as compared to 2005 due to changes in a variety of expense accounts. The largest increases in 2007 can be attributed to a $327,000 increase in professional services as well as a $473,000 increase in operational losses of which $245,000 is tied to purchased receivable losses. In addition, the amortization expense associated with the Company’s investments in partnerships that develop low-income housing increased by $361,000 as a result of two additional investments in these partnerships in the amount of $3 million each in the third and fourth quarters of 2006. Internet banking expense also increased by $266,000 in 2007 as a result of a new internet banking product that the Company brought on line in the fourth quarter of 2006.

Income Taxes: The provision for income taxes decreased $718,000, or 9%, to $7.3 million in 2007, increased $1.1 million, or 15%, to $8 million in 2006, and decreased $697,000, or 11%, to $6.9 million in 2005. The effective tax rate for 2007, 2006 and 2005 was 38%.

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

Loans are the highest yielding component of earning assets. Average loans were $1.2 million, or less than 1% lower in 2007 than in 2006. Average loans were $13.9 million, or 2% greater in 2006 than in 2005. Loans comprised 84% of total earning assets on average in 2007, 88% in 2006 and 90% in 2005. The yield on loans averaged 9.35% in 2007, 9.18% in 2006, and 8.00% in 2005.

Reduction in the loan portfolio during 2007 was $2.3 million, or less than 1%. Commercial loans decreased $2.3 million, or less than 1%, commercial real estate loans increased $5.6 million, or 2%, and construction loans decreased $15.0 million, or 10%, in 2007. Installment and consumer loans increased $9.1 million, or 22%.

Nonperforming Loans; Other Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and other real estate owned. We had other real estate owned property of $4.4 million at December 31, 2007, as compared to $717,000 at December 31, 2006. The Company expects to expend $2.8 million during 2008 to complete these projects with an estimated completion date of June 30, 2008. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2007	2006	2005	2004	2003

	(In Thousands)

Nonperforming loans
Nonaccrual loans	$9,673	$5,176	$5,090	$5,876	$7,426
Accruing loans past due 90 days or more	1,665	708	981	290	2,283
Restructured loans	—	748	—	424	597

Total nonperforming loans	11,338	6,632	6,071	6,590	10,306
Real estate owned	4,445	717	105	—	—

Total nonperforming assets	$15,783	$7,349	$6,176	$6,590	$10,306

Allowance for loan losses to portfolio loans	1.64%	1.69%	1.52%	1.59%	1.70%
Allowance for loan losses to nonperforming loans	104%	183%	176%	163%	99%
Nonperforming loans to portfolio loans	1.59%	0.92%	0.86%	0.97%	1.72%
Nonperforming assets to total assets	1.56%	0.79%	0.69%	0.82%	1.40%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $865,000, $437,000, and $353,000, in 2007, 2006, and 2005, respectively.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected.

Total nonperforming loans at December 31, 2007, were $11.3 million, or 1.59% of portfolio loans, an increase of $4.7 million from $6.6 million at December 31, 2006, and an increase of $561,000 from $6.1 million at December 31, 2005. The increase in nonperforming loans at December 31, 2007 as compared to December 31, 2006 is due in large part to the addition of $3.9 million in nonaccrual loans tied to a lending relationship with one residential construction builder in the Anchorage area. These loans were used to finance a single-family residential housing development.

Potential Problem Loans: At December 31, 2007, management had identified potential problem loans of $13.5 million as compared to potential problem loans of $6.4 million at December 31, 2006. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.

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

At December 31, 2007, nonperforming loans increased to $11.3 million, or 1.59% of portfolio loans as compared to $6.6 million, or 0.92% of portfolio loans in 2006. The coverage ratio of the allowance for loan losses verses nonperforming loans decreased to 104% in 2007 as compared to a coverage ratio of 183% in 2006. As previously noted, a majority of the increase in the nonperforming loans in 2007 is associated with loans to one borrower. The increase in nonperforming loans and potential problem loans has been factored into the Company’s methodology for analyzing its allowance on a consistent basis. The relation of the allowance to the Company’s nonperforming loans is within the expectation and ranges established by policy. The Company’s allowance was decreased by $6.1 million in net charge-offs that it incurred in 2007 with forty percent of these charge-offs associated with one borrower. This level of charge-offs is not representative of the Company’s historical loan charge-offs. The Company has also taken steps to improve its credit quality including the formation of a Quality Assurance department to provide independent, detailed financial analysis of its largest, most complex loans, which it believes will help to improve its credit quality in the future. Management believes that at December 31, 2007, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing economic conditions.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.

The following table shows the allocation of the allowance for loan losses for the periods indicated:

December 31,	2007		2006		2005		2004		2003

		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)

Commercial	$6,496	40%	$8,208	40%	$6,913	41%	$5,130	39%	$5,610	37%
Construction	940	19%	330	21%	246	19%	276	18%	282	17%
Real estate term	1,661	34%	964	33%	1,214	35%	1,634	37%	413	40%
Installment and other consumer	16	7%	6	6%	37	5%	—	6%	3	6%
Unallocated	2,622	0%	2,617	0%	2,296	0%	3,724		3,878

Total	$11,735	100%	$12,125	100%	$10,706	100%	$10,764	100%	$10,186	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2007	2006	2005	2004	2003

	(In Thousands)

Balance at beginning of period	$12,125	$10,706	$10,764	$10,186	$8,476
Charge-offs:
Commercial loans	(4,291)	(2,545)	(1,552)	(1,387)	(2,067)
Construction loans	(2,982)	—	(100)	—	—
Real estate loans	(599)	—	—	—	(127)
Installment and other consumer loans	(45)	(72)	(63)	(84)	(91)

Total charge-offs	(7,917)	(2,617)	(1,715)	(1,471)	(2,285)

Recoveries:
Commercial loans	1,723	1,086	418	200	279
Construction loans	50	—	15	185	—
Real estate loans	—	355	15	—	111
Installment and other consumer loans	21	31	39	63	38

Total recoveries	1,794	1,472	487	448	428

Charge-offs net of recoveries	(6,123)	(1,145)	(1,228)	(1,023)	(1,857)

Allowance acquired with Alaska First Acquisition	220	—	—	—	—
Provision for loan losses	5,513	2,564	1,170	1,601	3,567

Balance at end of period	$11,735	$12,125	$10,706	$10,764	$10,186

Ratio of net charge-offs to average loans outstanding during the period	0.86%	0.16%	0.18%	0.16%	0.33%

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.

Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $18.6 million at December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

Loan Policy: Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan reviews by experienced officers who examine quality, loan documentation, and compliance with laws and regulations. Our Quality Assurance department also provides independent, detailed financial analysis of our largest, most complex loans. In addition, the department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them.

Loans Receivable: Loans receivable decreased to $714.8 million at December 31, 2007, compared to $717.1 million and $705.1 million at December 31, 2006 and 2005, respectively. At December 31, 2007, 76% of the portfolio was scheduled to mature or reprice in 2008 with 17% scheduled to mature or reprice between 2009 and 2012. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized” as determined by the FDIC.

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2007		2006		2005		2004		2003

		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total

	(Dollars in Thousands)

Commercial loans	$284,956	39.87%	$287,281	40.06%	$287,617	40.79%	$267,737	39.47%	$220,774	36.73%
Real estate loans:
Construction	138,070	19.32%	153,059	21.35%	131,532	18.66%	122,873	18.12%	102,311	17.02%
Real estate term	243,245	34.03%	237,599	33.14%	252,395	35.80%	252,358	37.21%	239,545	39.85%
Real estate loans for sale	—	0.00%	—	0.00%	—	0.00%	—	0.00%	1,395	0.23%
Installment and other consumer loans	51,274	7.17%	42,140	5.88%	36,519	5.18%	38,166	5.63%	39,796	6.62%

Total	717,545	100.38%	720,079	100.42%	708,063	100.43%	681,134	100.42%	603,821	100.45%
Less:
Unearned purchase discount	—	0.00%	—	0.00%	—	0.00%	(44)	-0.01%	(44)	-0.01%
Unearned loan fees net of origination costs	(2,744)	-0.38%	(3,023)	-0.42%	(3,004)	-0.43%	(2,821)	-0.42%	(2,658)	-0.44%

Net loans	$714,801	100.00%	$717,056	100.00%	$705,059	100.00%	$678,269	100.00%	$601,119	100.00%

The following table presents at December 31, 2007, the aggregate maturity and repricing data of our loan portfolio:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

		(In Thousands)

Commercial	$130,664	$111,815	$42,477	$284,956
Construction	125,879	12,191	—	138,070
Real estate term	72,281	66,667	104,297	243,245
Installment and other consumer	2,057	9,021	40,196	51,274

Total	$330,881	$199,694	$186,970	$717,545

Fixed interest rate	$114,833	$66,895	$58,938	$240,666
Floating interest rate	216,048	132,799	128,032	476,879

Total	$330,881	$199,694	$186,970	$717,545

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 40% of our total loans outstanding as of December 31, 2007 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin. The majority of these loans reprice to an index based upon the prime rate of interest.

Construction Loans:

Land Development: We believe we are a major land development and residential construction lender. At December 31, 2007, we had $46.9 million of residential subdivision land development loans outstanding, or 7% of total loans.

One-to-Four-Family Residences: We financed approximately one-third of the single-family houses constructed in Anchorage in 2007. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2007, we had $71.5 million of one-to-four-family residential and condominium construction loans, or 10% of total loans. Of the homes under construction at December 31, 2007, for which these loans had been made, 33% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

Commercial Real Estate: We believe we are an active lender in the commercial real estate market. At December 31, 2007, our commercial real estate loans were $243.2 million, or 34% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 43% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, normally prime or the respective Treasury rate.

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

Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 20 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2007. See also “Liquidity and Capital Resources.”

Investments and Investment Activities

General: Our investment portfolio consists primarily of U.S. Treasury and government sponsored entity securities, and municipal securities. Investment securities totaled $161.7 million at December 31, 2007, an increase of $61.4 million, or 61%, from year-end 2006. The purchase of Alaska First resulted in an addition of $14.9 million in available for sale securities after the sale of $8.9 million in mortgage back securities originally acquired from Alaska First. The average maturity of the investment portfolio was approximately two years at December 31, 2007.

Investment securities designated as available for sale comprised 91% of the portfolio and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2007, $32.4 million in securities were pledged for deposits and borrowings.

Investment Portfolio Composition: Our investment portfolio is divided into two classes:

Securities Available For Sale: These are securities we may hold for indefinite periods of time. These securities include those that management intends to use as part of our asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. We carry these securities at fair value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity.

Securities Held To Maturity: These are securities that we have the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining our intent to hold investment securities to maturity. These securities are carried at amortized cost.

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Market
December 31,	Cost	Value

	(In Thousands)

Securities Available for Sale:
2007:
U.S. Treasury	$4,977	$4,982
Government Sponsored Entities	134,370	134,738
Mortgage-backed Securities	466	465
Corporate Bonds	7,813	7,824

Total	$147,626	$148,009

2006:
U.S. Treasury	$16,860	$16,840
Government Sponsored Entities	70,438	69,971
Mortgage-backed Securities	183	182

Total	$87,481	$86,993

2005:
U.S. Treasury	$15,930	$15,761
Government Sponsored Entities	37,140	36,482
Mortgage-backed Securities	242	240

Total	$53,312	$52,483

Securities Held to Maturity:
2007:
Municipal securities	$11,701	$11,749

Total	$11,701	$11,749

2006:
Municipal securities	$11,776	$11,775

Total	$11,776	$11,775

2005:
Municipal securities	$936	$957

Total	$936	$957

For the periods ending December 31, 2007, 2006, and 2005, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million, $1.6 million, and $1.6 million, respectively.

Market Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio for the periods indicated as of December 31, 2007:

	Maturity

	Within			Over
	1 Year	1-5 Years	5-10 Years	10 Years	Total

		(Dollars In Thousands)

Securities Available for Sale:
U.S. Treasury
Balance	$4,982	$—	$—	$—	$4,982
Weighted Average Yield	4.54%	0.00%	0.00%	0.00%	4.54%
Government Sponsored Entities
Balance	39,072	80,622	15,044	—	134,738
Weighted Average Yield	4.53%	4.87%	5.17%	0.00%	4.81%
Mortgage-Backed Securities
Balance	268	46	—	151	465
Weighted Average Yield	3.25%	5.50%	0.00%	5.44%	4.18%
Corporate Bonds
Balance	—	7,824	—	—	7,824
Weighted Average Yield	0.00%	4.87%	0.00%	0.00%	4.87%
Total
Balance	$44,322	$88,492	$15,044	$151	$148,009
Weighted Average Yield	4.52%	4.87%	5.17%	5.44%	4.80%
Securities Held to Maturity:
Municipal Securities
Balance	$3,275	$8,062	$412	$—	$11,749
Weighted Average Yield	3.76%	3.81%	3.93%	0.00%	3.80%

At December 31, 2007, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Purchased Receivables

General: We purchase accounts receivable from our business customers and provide them with short-term working capital. We provide this service to our customers in Alaska with our Business Manager® and MedCash Manager® products and in Washington and Oregon through NFS.

Our purchased receivable balances decreased in 2007 to $19.4 million, as compared to $21.2 million in 2006 primarily due to a $4.6 million decrease in purchased receivables related to Business Manager®. This decrease is the result of, among other factors, the migration of several customers into loans from purchased receivables. The Company expects that this trend will continue in 2008.

Policy and Authority Limits: Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits. The policies are reviewed and approved annually by the Board of Directors.

Liabilities

Deposits

General: Deposits are our primary source of funds. Total deposits increased 9% to $867.4 million at December 31, 2007, compared with $794.9 million at December 31, 2006, and $779.9 million at December 31, 2005. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends. The Company assumed $47.7 million of deposits in the Alaska First purchase in the fourth quarter of 2007.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2007		2006		2005		2004		2003

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)

Interest-bearing demand accounts	$85,192	1.39%	$78,872	1.05%	$65,890	0.56%	$57,373	0.39%	$52,955	0.39%
Money market accounts	186,722	3.95%	151,871	3.99%	139,331	2.78%	126,567	1.21%	134,582	0.96%
Savings accounts	234,780	3.73%	254,209	3.98%	207,277	3.02%	139,876	1.64%	104,158	1.13%
Certificates of deposit	95,961	4.25%	94,595	3.51%	138,284	2.52%	155,134	1.72%	164,847	2.14%

Total interest-bearing accounts	602,655	3.55%	579,547	3.51%	550,782	2.54%	478,950	1.40%	456,542	1.36%
Noninterest-bearing demand accounts	196,313		185,958		182,535		181,731		159,858

Total average deposits	$798,968		$765,505		$733,317		$660,681		$616,400

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2007, we had $103.5 million in certificates of deposit, of which $71.1 million, or 69%, are scheduled to mature in 2008.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2007, was $171.3 million, a decrease of $36.2 million as compared to the balance of $207.5 million at December 31, 2006. Some of this decrease can be attributed to product movement to our premium CD accounts due to swings in the interest rate environment.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2007, we did not hold any certificates of deposit for the Alaska Permanent Fund.

Borrowings

FHLB: At December 31, 2007, our maximum borrowing line from the FHLB was equal to $113 million, approximately 11% of the Company’s assets. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. At December 31, 2007 and 2006 there was $1.8 million and $2.2 million outstanding on the line respectively.

Federal Reserve Bank: The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2007, and 2006, was $1 million which was secured by investment securities.

The Federal Reserve Bank is holding $69.2 million of loans as collateral to secure advances made through the discount window on December 31, 2007. There were no discount window advances outstanding at December 31, 2007 and 2006.

Other Short-term Borrowing: At December 31, 2007, there were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2007	1 Year	Years	Years	5 Years	Total

	(In Thousands)

Long-term debt obligations	$400	$800	$574	$18,558	$20,332
Operating lease obligations	1,867	3,652	3,377	3,209	12,105
Other long-term liabilities	950	2,368	—	—	3,318

Total	$3,217	$6,820	$3,951	$21,767	$35,755

	Payments Due by Period

	Within	1-3	3-5	Over
December 31, 2006	1 Year	Years	Years	5 Years	Total

	(In Thousands)

Long-term debt obligations	$400	$800	$800	$18,732	$20,732
Operating lease obligations	1,434	2,928	2,867	3,711	10,940
Other long-term liabilities	1,217	3,277	—	—	4,494

Total	$3,051	$7,005	$3,667	$22,443	$36,166

Long-term debt obligations consist of (a) $1.8 million advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bear interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described in Note 19 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in CharterMac Corporate Partners XXXIII, L.P., (“CharterMac”), in September 2006. The Company also purchased a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. CharterMac changed its name to Centerline in April 2007 and the investment was subsequently renamed Centerline XXXIII, L.P., (“Centerline”). The investments in Centerline and USA 57 will be fully funded in 2009 and 2010, respectively.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2007, were $187 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2007, were $867.4 million.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2007, our current assets were $469.4 million and our funds available for borrowing under our existing lines of credit were $183.4 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We have purchased 688,442 shares of our stock under this program through December 31, 2007 at a total cost of $14.2 million at an average price of $20.65, which leaves a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2007, 2006, 2005, and 2003, by 137,500, 17,500, 308,642, and 155,800 shares respectively. The Company did not repurchase any of its shares in 2004. The table below shows this effect on diluted earnings per share as adjusted for the 5% stock dividend in 2007.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2007	$1.80	$1.64
2006	$1.99	$1.83
2005	$1.64	$1.56
2004	$1.55	$1.50
2003	$1.53	$1.50

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $689,000 in 2007. At December 31, 2007, the securities had an interest rate of 8.02%.

On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $689,000 in 2007. At December 31, 2007, the securities had an interest rate of 6.36%.

Our shareholders’ equity at December 31, 2007, was $101.4 million, as compared to $95.4 million at December 31, 2006. The Company earned net income of $11.7 million during 2007, issued 23,000 shares through the exercise of stock options, and repurchased 137,500 shares of its common stock under the Company’s publicly announced repurchase program. In addition, on October 5, 2007, the Company paid a 5% stock dividend to shareholders of record as of September 21, 2007. As a result, the Company issued 300,729 of its shares along with a cash dividend of $2,000 to pay for fractional shares. At December 31, 2007, the Company had 6.3 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2007, that the Company and Northrim Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2007, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately -	Well -	Actual	Actual
December 31, 2007	Capitalized	Capitalized	Ratio BHC	Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	12.32%	11.55%
Total risk-based capital	8.00%	10.00%	13.57%	12.80%
Leverage ratio	4.00%	5.00%	11.10%	10.43%

(See Note 20 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

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

Market for Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2007, the number of shareholders of record of our common stock was 187.

We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarters of 2007, 2006, and 2005, we paid cash dividends of $0.15, $0.125, and $0.11 per share, respectively. Cash dividends totaled $3.6 million, $2.8 million, and $2.6 million in 2007, 2006, and 2005, respectively. On January 10, 2008, the Board of Directors approved payment of a $0.15 per share dividend on February 8, 2008, to shareholders of record on January 28, 2008. On September 6, 2007, the Board of Directors approved payment of a stock dividend equal to 5% of the shares of the Company’s common stock outstanding as of the close of business September 21, 2007 (the “Record Date”). The stock dividend was payable on October 5, 2007 to shareholders of record on the Record Date. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.

The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions. Prices have been adjusted for applicable stock dividends.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
High	$28.71	$28.73	$28.29	$24.20
Low	$25.26	$24.46	$23.37	$18.42
2006
High	$20.73	$22.76	$26.03	$26.36
Low	$19.71	$20.35	$20.99	$24.66

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2002, and ending December 31, 2007. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $500 million to $1 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2002, and that all dividends were reinvested.

Total Return Performance

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Northrim BanCorp, Inc.	100.00	173.79	181.29	183.38	222.66	191.50
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31

Repurchase of Securities

The Company purchased 25,000 shares of its common stock, in the aggregate, during the fourth quarter of 2007 as indicated below:

				Maximum Number(1) (or
				Approximate Dollar Value)
			Total Number of Shares (or	of Shares (or Units) that
			Units) Purchased as Part of	May Yet Be Purchased
	Total Number of Shares (or	Average Price Paid per	Publicly Announced Plans	Under the Plans or
	Units) Purchased	Share (or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)

Month #1
October 1, 2007 —	—	$—	—	252,242
October 31, 2007

Month #2
November 1, 2007 —	—	$—	—	252,242
November 30, 2007

Month #3
December 1, 2007 —	25,000	$19.20	25,000	227,242
December 31, 2007

Total	25,000	$19.20	25,000	227,242

(1)	In September 2002, the Company publicly announced Board of Director authorization to, from time to time, repurchase up to 5%, or 306,372, shares of common stock in the open market. In August 2004, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029, or 5%, of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to be		Remaining Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
Plan Category	(a)	Rights(b)	Reflected in Column (a))

Equity compensation plans approved by security holders	488,445	$13.50	121,969

Total	488,445	$13.50	121,969

Recent Accounting Pronouncements

Between December of 2006 and December of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (Revised 2007), Statement No. 157, Fair Value Measurements, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The Company believes the adoption of these Statements will not have a significant impact on its financial statements.

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

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25. Outlined below are valuation assumptions used in the Black-Scholes valuation model for stock options that were used in estimating the fair value for each stock option granted in November of 2007, 2006 and 2005.

	Granted

Stock Options:	Nov. 2007	Nov. 2006	Nov. 2005

Expected option life (years)	8.3	7.4	7.5
Risk free rate	4.37%	4.57%	4.45%
Dividends per Share	$0.66	$0.56	$0.50
Expected volatility factor	34.12%	37.44%	37.06%

The expected life represents the weighted average period of time that options granted are expected to be outstanding when considering vesting periods and the exercise history of the Company. The risk free rate is based upon the equivalent yield of a United States Treasury zero-coupon issue with a term equivalent to the expected life of the option. The expected dividends are based on projected dividends for the Company at the date of the option grant taking into account projected net income growth, dividend pay-out ratios, and other factors. The expected volatility is based upon the historical price volatility of the Company’s stock. See “Note 18 Options” for additional information.

Fair Value Disclosures — Prior to FASB 123R Adoption

Stock-based compensation for the period prior to January 1, 2006 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB 123R had been applied to all outstanding and unvested awards in periods prior to January 1, 2006:

		2005

Net income (in thousands)	As reported	$11,170
Less stock-based employee compensation		(173)

Net income	Pro forma	$10,997

Earnings per share, basic	As reported	$1.70
	Pro forma	$1.67
Earnings per share, diluted	As reported	$1.64
	Pro forma	$1.62

Prior to the adoption of FASB 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. FASB 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB 123R. Accordingly, the Company has recognized these excess tax benefits in the condensed statement of cash flow for the year ended December 31, 2007.

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2007. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2007
	Within 1 year	1-5 years	≥5 years	Total

	(In Thousands)
Interest-Earning Assets:
Money market investments	$33,039	$—	$—	$33,039
Investment securities	73,582	70,680	19,454	163,716
Loans:
Commercial	237,500	43,369	916	281,785
Real estate construction	128,140	5,197	—	133,337
Real estate term	158,048	59,437	23,999	241,484
Installment and other consumer	18,102	17,936	15,227	51,265

Total interest-earning assets	648,411	$196,619	$59,596	$904,626
Percent of total interest-earning assets	72%	22%	7%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$96,455	$—	$—	$96,455
Money market accounts	215,819	—	—	215,819
Savings accounts	226,626	—	—	226,626
Certificates of deposit	71,055	32,414	21	103,490
FHLB advances	—	—	2,174	2,174
Other borrowings	14,596	—	—	14,596
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	643,109	$32,414	$2,195	$677,718
Percent of total interest-bearing liabilities	95%	5%	0%	100%

Interest sensitivity gap	$5,302	$164,205	$57,401	$226,908
Cumulative interest sensitivity gap	$5,302	$169,507	$226,908
Cumulative interest sensitivity gap as a percentage of total assets	1%	17%	22%

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

Based on the results of the simulation models at December 31, 2007, we expect a decrease in net interest income of $1.1 million and an increase of $610,000 in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates.

Our estimate for the loan loss reserve is based on our assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, estimated collateral values, loss experience, credit concentrations, and an overall evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, we review certain sections of the loan portfolio to determine if they warrant an additional specific allocation of the allowance for loan losses that include residential construction, land development, commercial real estate, and loans secured by general business assets such as accounts receivable and inventory. We also analyze the unallocated portion of the allowance for loan losses as it relates to the overall allowance and in relation to average net charge-off history for the loan portfolio and determine if these amounts are within a reasonable range based upon our assessment of all other factors affecting the allowance and the overall loan portfolio. While we believe that we have used the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited Northrim BanCorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northrim BanCorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska
February 29, 2008

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

	(In Thousands Except Share Amounts)

Assets
Cash and due from banks (Note 3)	$30,767	$25,565
Money market investments (Note 4)	33,039	18,717
Investment securities held to maturity (Note 5)	11,701	11,776
Investment securities available for sale (Note 5)	148,009	86,993
Investment in Federal Home Loan Bank stock (Note 5)	2,003	1,556

Total Portfolio Investments	161,713	100,325
Loans (Note 6)	714,801	717,056
Allowance for loan losses (Note 7)	(11,735)	(12,125)

Net Loans	703,066	704,931
Purchased receivables	19,437	21,183
Accrued interest receivable	5,232	4,916
Premises and equipment, net (Note 8)	15,621	12,874
Intangible assets (Notes 1 and 10)	9,946	6,903
Other real estate owned (Note 9)	4,445	717
Other assets (Notes 1 and 10)	31,448	29,489

Total Assets	$1,014,714	$925,620

Liabilities
Deposits:
Demand	$224,986	$206,343
Interest-bearing demand	96,455	89,476
Savings	55,285	48,330
Alaska CDs	171,341	207,492
Money market	215,819	157,345
Certificates of deposit less than $100,000 (Note 11)	61,586	57,601
Certificates of deposit greater than $100,000 (Note 11)	41,904	28,317

Total Deposits	867,376	794,904
Borrowings (Note 12)	16,770	6,502
Junior subordinated debentures (Note 13)	18,558	18,558
Other liabilities (Note 17)	10,595	10,209

Total Liabilities	913,299	830,173

Minority interest in subsidiaries	24	29

Shareholders’ Equity (Note 18 and 19)
Common stock, $1 par value, 10,000,000 shares authorized, 6,300,256 and 6,114,247 shares issued and outstanding at December 31, 2007 and 2006, respectively	6,300	6,114
Additional paid-in capital	50,798	46,379
Retained earnings	44,068	43,212
Accumulated other comprehensive income- net unrealized gains/losses on available for sale on investment securities	225	(287)

Total Shareholders’ Equity	101,391	95,418

Commitments and contingencies (Notes 3, 5, 12, 17, 18, 19, 20, 21, and 24)

Total Liabilities and Shareholders’ Equity	$1,014,714	$925,620

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

	(In Thousands Except Per Share Amounts)

Interest Income
Interest and fees on loans	$66,463	$65,347	$55,870
Interest on investment securities-available for sale (Note 5)	4,120	2,396	2,171
Interest on investment securities-held to maturity (Note 5)	499	403	31
Interest on money market investments	1,985	1,375	709

Total Interest Income	73,067	69,521	58,781
Interest Expense
Interest expense on deposits and borrowings (Note 14)	23,237	21,999	14,873

Net Interest Income	49,830	47,522	43,908
Provision for loan losses (Note 7)	5,513	2,564	1,170

Net Interest Income After Provision for Loan Losses	44,317	44,958	42,738
Other Operating Income
Service charges on deposit accounts	3,116	1,975	1,800
Purchased receivable income	2,519	1,855	993
Employee benefit plan income	1,194	1,113	—
Equity in earnings from mortgage affiliate	454	649	493
Equity in loss from Elliott Cove	(93)	(230)	(424)
Other income	2,630	2,296	1,971

Total Other Operating Income	9,820	7,658	4,833

Other Operating Expense
Salaries and other personnel expense	20,700	19,277	17,656
Occupancy, net	2,823	2,503	2,417
Equipment expense	1,350	1,350	1,371
Marketing expense	1,617	1,641	1,657
Intangible asset amortization expense	337	482	368
Other expense	8,102	6,115	6,008

Total Other Operating Expense	34,929	31,368	29,477

Income Before Income Taxes and Minority Interest	19,208	21,248	18,094
Minority interest in subsidiaries	290	296	—

Income Before Income Taxes	18,918	20,952	18,094
Provision for income taxes (Note 15)	7,260	7,978	6,924

Net Income	$11,658	$12,974	$11,170

Earnings Per Share, Basic	$1.82	$2.02	$1.70

Earnings Per Share, Diluted	$1.80	$1.99	$1.64

Weighted Average Shares Outstanding, Basic	6,400,974	6,426,002	6,601,113

Weighted Average Shares Outstanding, Diluted	6,485,972	6,516,117	6,805,884

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

	Common Stock

					Accumulated
			Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total

	(In Thousands)

Balance as of January 1, 2005	6,089	$6,089	$45,876	$31,389	$4	$83,358
Cash dividend declared	—	—	—	(2,560)	—	(2,560)
Stock option expense	—	—	68	—	—	68
Exercise of stock options	23	23	106	—	—	129
Excess tax benefits from share-based payment arrangements	—	—	140	—	—	140
Treasury stock buy-back	(309)	(309)	(7,029)	—	—	(7,338)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 16)	—	—	—	—	(493)	(493)

Net Income	—	—	—	11,170	—	11,170

Total Comprehensive Income						10,677

Balance as of December 31, 2005	5,803	$5,803	$39,161	$39,999	($489)	$84,474

Cash dividend declared	—	—	—	(2,780)	—	(2,780)
Stock dividend	291	291	6,690	(6,981)	—	—
Stock option expense	—	—	390	—	—	390
Exercise of stock options	38	38	300	—	—	338
Excess tax benefits from share-based payment arrangements	—	—	230	—	—	230
Treasury stock buy-back	(18)	(18)	(392)	—	—	(410)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 16)	—	—	—	—	202	202

Net Income	—	—	—	12,974	—	12,974

Total Comprehensive Income						13,176

Balance as of December 31, 2006	6,114	$6,114	$46,379	$43,212	($287)	$95,418

Cash dividend declared	—	—	—	(3,560)	—	(3,560)
Stock dividend	301	301	6,941	(7,242)	—	—
Stock option expense	—	—	578	—	—	578
Exercise of stock options	23	23	50	—	—	73
Excess tax benefits from share-based payment arrangements	—	—	108	—	—	108
Treasury stock buy-back	(138)	(138)	(3,258)	—	—	(3,396)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect (Note 16)	—	—	—	—	512	512

Net Income	—	—	—	11,658	—	11,658

Total Comprehensive Income						12,170

Balance as of December 31, 2007	6,300	$6,300	$50,798	$44,068	$225	$101,391

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

	(In Thousands)
Operating Activities:
Net income	$11,658	$12,974	$11,170
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	—	—	(9)
Depreciation and amortization of premises and equipment	1,123	1,116	1,244
Amortization of software	240	354	544
Intangible asset amortization	337	482	368
Amortization of investment security premium, net of discount accretion	(500)	(133)	—
Deferred tax (benefit)	(393)	(1,862)	(821)
Stock-based compensation	578	390	68
Excess tax benefits from share-based payment arrangements	(108)	(230)	(140)
Deferral of loan fees and costs, net	(279)	19	183
Provision for loan losses	5,513	2,564	1,170
Purchased receivable loss	245	—	—
Gain on sale of other real estate owned	(110)	—	—
Earnings in RML, net of distributions	118	(124)	(11)
Equity in loss from Elliott Cove	93	230	424
Minority interest in subsidiaries	290	296	—
(Increase) in accrued interest receivable	(316)	(519)	(719)
(Increase) in other assets	(2,283)	(6,794)	(299)
Increase (decrease) of other liabilities	(22)	5,756	578

Net Cash Provided by Operating Activities	16,184	14,519	$13,750

Investing Activities:
Investment in securities:
Purchases of investment securities — available-for-sale	(136,393)	(40,643)	(10,874)
Purchases of investment securities — held-to-maturity	—	(10,905)	(277)
Proceeds from sales/maturities of securities — available-for-sale	100,126	6,608	17,012
Proceeds from calls/maturities of securities — held-to-maturity	70	65	65
Investment in Federal Home Loan Bank stock, net	—	—	(254)
(Investment in) cash proceeds from purchased receivables, net	1,501	(8,985)	(10,007)
Investments in loans:
Sales of loans and loan participations	8,886	22,601	25,116
Loans made, net of repayments	(2,502)	(35,762)	(53,317)
Proceeds from sale of other real estate owned	266	—	—
Alaska First acquisition, net of cash received	12,699	—	—
Investment in Elliott Cove	(100)	(210)	(150)
Investment in NBG	—	—	(1,146)
Subscription in PWA	—	—	(2,015)
Loan to Elliott Cove, net of repayments	(48)	58	(575)
Loan to PWA, net of repayments	—	385	(385)
Purchases of premises and equipment	(3,861)	(3,387)	(1,264)
Purchases of software	(183)	(440)	(195)

Net Cash Used by Investing Activities	(19,539)	(70,615)	(38,266)

Financing Activities:
Increase in deposits	24,786	15,038	80,805
Increase (decrease) in borrowings	5,145	(1,913)	1,937
Distributions to minority interests	(295)	(267)	—
Proceeds from issuance of common stock	73	338	129
Excess tax benefits from share-based payment arrangements	108	230	140
Proceeds from issuance of junior subordinated debentures	—	—	10,000
Repurchase of common stock	(3,396)	(410)	(7,338)
Cash dividends paid	(3,542)	(2,768)	(2,560)

Net Cash Provided by Financing Activities	22,879	10,248	83,113

Net Increase (Decrease) by Cash and Cash Equivalents	19,524	(45,408)	58,597
Cash and cash equivalents at beginning of period	44,282	89,690	31,093

Cash and Cash Equivalents at End of Year	$63,806	$44,282	$89,690

Supplemental Information:
Income taxes paid	$8,740	$9,296	$7,550
Interest paid	$23,105	$21,891	$14,741
Transfer of loans to other real estate owned	$4,445	$717	$—

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 —	Organization and Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, Fairbanks, Alaska, and the Pacific Northwest through its Northrim Funding Services division (“NFS”); Northrim Investment Services Company (“NISC”) which holds the Company’s interest in both Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Pacific Wealth Advisors (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington; and Northrim Capital Trust 1 (“NCT1”) and Northrim Statutory Trust 2 (“NST2”), entities that were formed to facilitate trust preferred securities offerings by the Company. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.

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

The Bank formed a wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”), in 1998. This subsidiary owns a 24% profit interest in Residential Mortgage Holding Company LLC (“RML Holding Company”), a residential mortgage holding company that owns one mortgage company, Residential Mortgage LLC (“RML”). RML has branches throughout Alaska. The Company accounts for RML Holding Company using the equity method. In addition, NCIC owns a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. The Company consolidates NBG in its financial results.

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

Investment Securities: Securities available-for-sale are stated at fair value with unrealized holding gains and losses, net of tax, excluded from earnings and reported as a separate component of other comprehensive income, unless an unrealized loss is deemed other than temporary. Gains and losses on available-for-sale securities sold are determined on a specific identification basis.

Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis. The Company has the ability and intent to hold these securities to maturity.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

Loans and Loan Fees: Loans are carried at their principal amount outstanding, net of unamortized fees and direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a non-accrual status. Loans are placed on non-accrual when management believes doubt exists as to the collectibility of the interest or principal. Cash payments received on non-accrual loans are directly applied to the principal balance. Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using a method approximating the level-yield method over the life of the loan.

Allowance for Loan Losses: The allowance for loan losses is a management estimate of the reserve necessary to absorb probable losses in the Company’s loan portfolio as of the balance sheet date. The Company charges off the balance of a loan or writes down a portion of a loan when it identifies a loss in the respective loan. In determining the adequacy of the allowance, management evaluates prevailing economic conditions, results of regular examinations and evaluations of the quality of the loan portfolio by external parties, actual loan loss experience, the extent of existing risks in the loan portfolio, commitments to lend other funds, and other pertinent factors. Future additions to the allowance may be necessary based on changes in economic conditions and other factors used in evaluating the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). This CDI is fully amortized as of December 31, 2007. In 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock. In addition, the Company amortizes this CDI over its estimated useful life of ten years using an accelerated method. In accordance with Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management reviews goodwill annually for impairment by reviewing a number of key market indicators. Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005. The Company amortizes this intangible over its estimated life of ten years.

Other Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the deferred tax asset and the Company’s investments in RML Holding Company, Elliott Cove, NBG, and three low-income housing partnerships. These partnerships include Centerline Corporate Partners XXII, L.P. (“Centerline XXII”) and Centerline Corporate Partners XXXIII, L.P. (“Centerline XXXIII”), formerly Related Corporate Partners XXII, L.P., (“RCP”), and CharterMac Corporate Partners XXXIII, L.P., and U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”). These entities are all Delaware limited partnerships. The Company purchased a $3 million interest in each of these partnerships in January 2003, September 2006 and December 2006, respectively. The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis.

Other Real Estate Owned: Other real estate owned represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair market value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss. The amount by which the fair market value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings. Any subsequent reduction in the carrying value is charged against earnings.

Advertising: Advertising, promotion and marketing costs are expensed as incurred. For the periods ending December 31, 2007, 2006, and 2005, the Company reported total expenses of $1.6 million, $1.6 million, and $1.7 million, respectively.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 18, are considered to be common stock equivalents. Incremental shares were 31,400, 92,782, and 178,681 for 2007, 2006, and 2005, respectively. On October 5, 2007, the Company paid a 5% stock dividend to shareholders of record as of September 21, 2007. As a result, the Company issued 300,729 of its shares along with a cash dividend of $2,000 to pay for fractional shares. The financial statements for prior periods were adjusted to reflect the stock dividend.

Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of FASB Statement No. 123R, “Share Based-Payment”, a revision of FASB 123 “Accounting for Stock — Based Compensation”. FASB Statement No. 123R establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company has elected the modified prospective method for recognition of compensation cost associated with stock options and has elected to recognize compensation expense for options with pro-rata vesting using the straight-line method. Accordingly, results for prior periods have not been restated. Prior to January 1, 2006 the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, for the year ended December 31, 2005, compensation expense is calculated using the intrinsic-value-based method of accounting. Under this method, expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period in which the intrinsic-value-based method of accounting was applied:

		2005

Net income (in thousands)	As reported	$11,170
Less stock-based employee compensation		(173)

Net income	Pro forma	$10,997

Earnings per share, basic	As reported	$1.70
	Pro forma	$1.67
Earnings per share, diluted	As reported	$1.64
	Pro forma	$1.62

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

Business Concentration: The Company’s growth and operations depend upon the economic conditions of Alaska and the specific markets it serves. The economy in Alaska is dependent upon the natural resources industries, in particular oil production, as well as tourism, government, and U.S. military spending. Approximately 89% of the Alaska state government is funded through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets the Company serves eventually could have a positive or negative impact on the Company.

At December 31, 2007 and 2006, the Company had $423 million and $440 million, respectively, in commercial and construction loans in Alaska. In addition, the Company has commitments of $105 million to four commercial and residential construction/land development borrowing relationships at December 31, 2007. $96.8 million of these commitments are outstanding at December 31, 2007.

Consolidation Policy: The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its wholly-owned subsidiaries that include Northrim Bank, and NISC. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company, Elliott Cove, and Pacific Wealth Advisors, LLC using the equity method. Minority interest relates to the minority ownership in NBG.

Business Combinations: FASB Statement No. 141, Business Combinations, (“Statement 141”), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method requires the cost of an acquired entity to be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under Statement 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. See “Note 2 — Alaska First Acquisition” for further discussion.

NOTE 2 —	Alaska First Acquisition

At the close of business on October 19, 2007, the Company acquired 100 percent of the outstanding shares of Alaska First for $6.3 million in an all cash transaction. Prior to the closing of the Alaska First acquisition, Alaska First sold its subsidiary, Hagen Insurance. The results of Alaska First’s operations have been included in the consolidated financial statements since that date. Alaska First was a local bank that had two branches in Anchorage. The Company closed one of the branches on December 31, 2007 and the other on January 29, 2008.

The acquisition was accounted for as a purchase in accordance with Statement 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

(In Thousands)

Total Purchase Price	$6,250

Allocation of purchase price
Alaska First’s shareholder equity	4,479
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments	165
Fixed assets	(109)
Other assets	(840)
Core deposit intangible	1,311

Estimated fair value of net assets aquired	5,006

Direct acquisition costs	825

Goodwill resulting from acquisition	$2,069

Of the $2.6 million of acquired intangible assets, $1.3 million was assigned to CDI. The CDI asset will be amortized over its estimated useful life of 10 years on an accelerated basis and is deductible for tax purposes only if the Company divests itself of Northrim Bank. The remaining $1.2 million of intangible asset acquired represents goodwill and is not deductible for tax purposes. The Company capitalized an additional $825,000 in external direct costs related to the acquisition for a total of $2.1 million in goodwill at December 31, 2007.

The fair value of assets and liabilities of Alaska First at the date of acquisition are presented below:

(In Thousands)

Cash	$18,806
Available for sale securities	23,821
Loans, net of allowance for losses of $220,000	13,205
Other assets	1,565
Core deposit intangible	1,311
Goodwill	1,244

Total Assets	59,952

Deposits	47,686
Repurchase Agreements	5,123
Other liabilities	893
Total Liabilities	53,702

Net Assets Acquired	$6,250

The proforma affect of this acquisition on consolidated results of operations was not significant.

NOTE 3 —	Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2007, was $0.

NOTE 4 —	Money Market Investments

Money market investment balances are as follows:

December 31,	2007	2006

	(In Thousands)

Interest bearing deposits at Federal Home Loan Bank (FHLB)	$6,039	$18,717
Fed funds sold	27,000	—

Total	$33,039	$18,717

All money market investments had a one-day maturity.

NOTE 5 —	Investment Securities

The carrying values and approximate market values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31,	Cost	Gains	Losses	Value

	(In Thousands)

2007:
Securities Available for Sale
U.S. Treasury	$4,977	$5	$—	$4,982
Government Sponsored Entities	134,370	447	79	134,738
Mortgage-backed Securities	466	—	1	465
Corporate Bonds	7,813	11	—	7,824

Total	$147,626	$463	$80	$148,009

Securities Held to Maturity
Municipal Securities	$11,701	$49	$1	$11,749

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

2006:
Securities Available for Sale
U.S. Treasury	$16,860	$—	$20	$16,840
Government Sponsored Entities	70,438	16	483	69,971
Mortgage-backed Securities	183	—	1	182

Total	$87,481	$16	504	$86,993

Securities Held to Maturity
Municipal Securities	$11,776	$32	$33	$11,775

Federal Home Loan Bank Stock	$1,556	$—	$—	$1,556

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 were as follows:

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2007:
Securities Available for Sale
Government Sponsored Entities	$33,390	$55	$12,671	$24	$46,061	$79
Mortgage-backed Securities	150	1	—	—	150	1

Total	$33,540	$56	$12,671	$24	$46,211	$80

Securities Held to Maturity
Municipal Securities	$0	$0	$2,037	$1	$2,037	$1

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2006:
Securities Available for Sale
U.S. Treasury	$5,862	$5	$10,978	$15	$16,840	$20
Government Sponsored Entities	—	—	39,966	483	39,966	483
Mortgage-backed Securities	—	—	182	1	182	1

Total	$5,862	$5	$51,126	$499	$56,988	$504

Securities Held to Maturity
Municipal Securities	$8,105	$30	$274	$3	$8,379	$33

The unrealized losses on investments in U.S. Treasury and government sponsored entities were caused by interest rate increases. At December 31, 2007, there were eight of these securities in an unrealized loss position of $79,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and market values of debt securities at December 31, 2007, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within			Over	Amortized	Market
	1 Year	1-5 Years	5-10 Years	10 Years	Cost	Value

	(In Thousands)

Securities Available for Sale
U.S. Treasury	$4,977	$—	$—	$—	$4,977	$4,982
Government Sponsored Entities	39,047	80,357	14,966	—	134,370	134,738
Mortgage-backed Securities	268	46	—	152	466	465
Corporate Bonds	—	7,813	—	—	7,813	7,824

Total	$44,292	$88,216	$14,966	$152	$147,626	$148,009

Weighted Average Yield	4.52%	4.87%	5.17%	5.44%	4.80%	—

Securities Held to Maturity
Municipal Securities	$3,266	$8,030	$405	$—	$11,701	$11,749

Weighted Average Yield	3.76%	3.81%	3.93%	0.00%	3.80%	—

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

(In Thousands)

2007:
Available-for-Sale Securities	$8,900	$—	$—
Held-to-Maturity Securities	$—	$—	$—
2006:
Available-for-Sale Securities	$—	$—	$—
Held-to-Maturity Securities	$—	$—	$—
2005:
Available-for-Sale Securities	$6,148	$44	$35
Held-to-Maturity Securities	$—	$—	$—

The Company pledged $32.4 million and $15.7 million of investment securities at December 31, 2007, and 2006, respectively, as collateral for public deposits and borrowings.

A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2007	2006	2005

	(In Thousands)

U.S. Treasury	$363	$438	$472
Government Sponsored Entities	3,666	1,948	1,688
Other	91	10	11

Total	$4,120	$2,396	$2,171

Included in investment securities is a required investment in stock of the FHLB. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $2.0 million and $1.6 million for 2007 and 2006, respectively.

NOTE 6 —	Loans

The composition of the loan portfolio is presented below:

December 31,	2007	2006

	(In Thousands)

Commercial	$284,956	$287,281
Real estate construction	138,070	153,059
Real estate term	243,245	237,599
Installment and other consumer	51,274	42,140

Sub-total	717,545	720,079
Less: Unearned origination fees, net of origination costs	(2,744)	(3,023)

Total loans	714,801	717,056
Allowance for loan losses	(11,735)	(12,125)

Net Loans	$703,066	$704,931

The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2007, approximately 72% and 27% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Non-accrual loans totaled $9.7 million and $5.2 million at December 31, 2007, and 2006, respectively. Interest income which would have been earned on non-accrual loans for 2007, 2006, and 2005 amounted to $865,000, $437,000, and $353,000, respectively. There are no commitments to lend additional funds to borrowers whose loans are in a non-accrual status or are troubled debt restructurings.

At December 31, 2007, and 2006, the recorded investment in loans that are considered to be impaired was $51.4 million and $32 million, respectively, (of which $9.6 million and $5.2 million, respectively, were on a non-accrual basis). A specific allowance of $3.3 million was established for $11.7 million of the $51.4 million of impaired loans in 2007. A specific allowance of $4.3 million was established for $19.6 million of the $32 million of impaired loans in 2006. The average recorded investment in impaired loans during the years ended December 31, 2007, and 2006, was approximately $49.7 million and $32.2 million, respectively. For December 31, 2007, 2006 and 2005 the Company recognized interest income on these impaired loans of $4.2 million, $2.5 million and $945,000, respectively.

At December 31, 2007, and 2006, there were no loans pledged as collateral to secure public deposits.

At December 31, 2007, and 2006, the Company serviced $92 million and $97 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2007, and 2006, the Company held $1.1 million and $1.1 million, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Maturities and sensitivity of accrual loans to changes in interest rates as of December 31, 2007 are as follows:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)

Commercial	$127,834	$111,724	$42,227	$281,785
Construction	121,146	12,191	—	133,337
Real estate term	72,096	66,667	102,721	241,484
Installment and other consumer	2,056	9,011	40,198	51,265

Total	$323,132	$199,593	$185,146	$707,871

Fixed interest rate	$111,388	$66,885	$57,786	$236,059
Floating interest rate	211,744	132,708	127,360	471,812

Total	$323,132	$199,593	$185,146	$707,871

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2007	2006

	(In Thousands)

Balance, beginning of the year	$1,123	$2,995
Loans made	6,495	11,520
Repayments or change to nondirector status	5,577	13,392

Balance, end of year	$2,041	$1,123

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2007, and 2006, were $917,000 and $3.4 million, respectively.

NOTE 7 —	Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2007	2006	2005

	(In Thousands)

Balance, beginning of the year	$12,125	$10,706	$10,764
Allowance aquired with stock purchase	220	—	—
Provision charged to operations	5,513	2,564	1,170
Charge-offs:
Commercial	(4,291)	(2,545)	(1,552)
Construction	(2,982)	—	(100)
Real estate	(599)	—	—
Installment and other consumer	(45)	(72)	(63)

Total Charge-offs	(7,917)	(2,617)	(1,715)

Recoveries:
Commercial	1,723	1,086	418
Construction	50	—	15
Real estate	—	355	15
Installment and other consumer	21	31	39

Total Recoveries	1,794	1,472	487

Charge-offs net of recoveries	(6,123)	(1,145)	(1,228)

Balance, End of Year	$11,735	$12,125	$10,706

At December 31, 2007, the allowance for loan losses was $11.7 million as compared to balances of $12.1 million and $10.7 million, respectively, at December 31, 2006 and 2005. The decrease in the allowance for the loan losses between December 31, 2007 and December 31, 2006 was caused in part by the increased level of net charge-offs taken in 2007 as well as due to the collection of several loans in 2007, which were previously reserved.

The increase in potential problem loans, nonaccrual loans and loans measured for impairment have been factored into the Company’s methodology for analyzing the allowance, which has been applied on a consistent basis. As described in note 6, the majority of these loans were evaluated for impairment and due to the estimated collateral value, additional reserves were not considered necessary. The relation of these loans to the allowance is within the expectation and ranges established by policy.

NOTE 8 —	Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2007	2006

		(In Thousands)

Land		$1,443	$1,443
Vehicle	3 years	61	61
Furniture and equipment	3-7 years	10,090	9,608
Tenant improvements	2-11 years	10,695	7,307
Buildings	39 years	6,865	6,865

Total Premises and Equipment		29,154	25,284
Accumulated depreciation and amortization		(13,533)	(12,410)

Total Premises and Equipment, Net		$15,621	$12,874

Depreciation expense was $1.1 million, $1.1 million, and $1.2 million in 2007, 2006, and 2005, respectively.

NOTE 9 —	Other Real Estate Owned

At December 31, 2007 and 2006 the Company held $4.5 million and $717,000, respectively, as other real estate owned. The Company expects to expend approximately $2.8 million during 2008 to complete construction of these projects. During 2007, the Company sold two owned properties and recognized a gain on sale of $110,000. An additional $432,000 of gain has been deferred and will be recognized using the installment method. There were no sales of owned property in 2006 and 2005.

NOTE 10 —	Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2007	2006

	(In Thousands)

Intangible assets:
Goodwill	$7,804	$5,735
Core deposits intangible	1,251	163
NBG customer relationships	891	1,005

Total	$9,946	$6,903

Prepaid expenses	$962	$719
Software	507	553
Deferred taxes, net	10,595	10,560
Note receivable from Elliott Cove	665	617
Investment in Elliott Cove	88	80
Investment in PWA	1,789	1,894
Investment in RML Holding Company	4,209	4,327
Investment in Low Income Housing Partnerships	7,639	8,220
Bank owned life insurance	2,853	1,215
Other assets	2,141	1,304

Total	$31,448	$29,489

As part of the acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of CDI. In 2007, the Company finished amortizing the CDI related to the Bank of America acquisition. As part of the stock acquisition of Alaska First in October 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.

In the first quarter of 2005, NCIC purchased a 10% interest in NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. In the fourth quarter of 2005, NCIC purchased an additional 40.1% interest in NBG, bringing its ownership interest to 50.1%. The Company has invested $1.1 million in NBG and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the NBG intangible asset over a ten-year period on a straight-line basis. In 2007, the amortization expense on the NBG intangible asset was $115,000.

The Company recorded amortization expense of its intangible assets of $337,000, $482,000, and $368,000 in 2007, 2006, and 2005, respectively. The decrease in the amortization expense in 2007 resulted from the completion of amortization expense on the CDI related to the acquisition of the Bank of America branches. The amortization expense that is required on these assets as of December 31, 2007, is as follows:

Year Ending December 31:

(In Thousands)

2008	$347
2009	324
2010	300
2011	276
2012	252
Thereafter	642

Total	$2,141

As of December 31, 2007, the Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $665,000 as of December 31, 2007.

In the fourth quarter of 2005, the Company, through NISC, purchased subscription rights to an ownership interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. The Company also made commitments to make two loans to PWA of $225,000 and $175,000, respectively. There were no outstanding balances on these two commitments as of December 31, 2007. Subsequent to the investment in these subscription rights, PWA purchased Pacific Portfolio Consulting L.P., an investment advisory business, and formed Pacific Portfolio Trust Company. After the completion of these transactions, NISC owned a 24% interest in PWA and applies the equity method of accounting for its ownership interest in PWA.

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

Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2007	2006

	(In Thousands)

Assets
Current assets	$42,924	$53,072
Long-term assets	6,507	6,455

Total Assets	$49,431	$59,527

Liabilities
Current liabilities	$33,312	$41,980
Long-term liabilities	537	964

Total Liabilities	33,849	42,944

Shareholders’ Equity	15,582	16,583

Total Liabilities and Shareholders’ Equity	$49,431	$59,527

Income/expense
Gross income	$15,245	$17,036
Total expense	14,305	14,403
Joint venture allocations	492	102

Net Income	$1,432	$2,735

In December of 2006, September of 2006 and January of 2003 the Company made investments of $3 million each in USA 57, Centerline XXXIII and Centerline XXII, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen and eighteen-year period, respectively.

NOTE 11 —	Deposits

The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2007, and 2006, was $41.9 million and $28.3 million, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)

2008	$71,065
2009	29,061
2010	2,798
2011	100
2012	445
Thereafter	21

Total	$103,490

At December 31, 2007 and 2006, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.

NOTE 12 —	Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 11% of assets, or $113 million at December 31, 2007. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. At December 31, 2007, and 2006, there was $1.8 million and $2.2 million committed on the line, respectively. The outstanding balance on the FHLB line of credit has a maturity date of May 7, 2012.

The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2007, and 2006, was $1 million which was secured by investment securities.

The Federal Reserve Bank is holding $69.2 million of loans as collateral to secure advances made through the discount window on December 31, 2007. There were no discount window advances outstanding at December 31, 2007 and 2006.

Securities sold under agreements to repurchase were $14.0 million with an interest rate of 3.21%, and $3.3 million with an interest rate of 3.69%, at December 31, 2007, and 2006, respectively. The average balance outstanding of securities sold under agreement to repurchase during 2007 and 2006 was $8.9 million and $3.3 million, respectively, and the maximum outstanding at any month-end was $15.2 million and $6.7 million, respectively. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

NOTE 13 —	Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN 46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 8.02% at December 31, 2007. The interest cost to the Company on these debentures was $689,000 in 2007 and $665,000 in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN 46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 6.36% at December 31, 2007. The interest cost to the Company on these debentures was $689,000 in 2007 and $654,000 in 2006. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 14 —	Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2007	2006	2005

	(In Thousands)

Interest-bearing demand accounts	$1,188	$830	$369
Money market accounts	7,378	6,053	3,876
Savings accounts	8,756	10,113	6,263
Certificates of deposit greater than $100,000	1,583	1,425	2,170
Certificates of deposit less than $100,000	2,497	1,897	1,312

Borrowings	1,835	1,681	883

Total	$23,237	$21,999	$14,873

NOTE 15 —	Income Taxes

Components of the provision for income taxes are as follows:

		Current Tax	Deferred	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)

2007:	Federal	$6,026	($303)	$5,723
	State	1,627	(90)	1,537

Total		$7,653	($393)	$7,260

2006:	Federal	$7,828	($1,436)	$6,392
	State	2,012	(426)	1,586

Total		$9,840	($1,862)	$7,978

2005:	Federal	$6,148	($639)	$5,509
	State	1,597	(182)	1,415

Total		$7,745	($821)	$6,924

The actual expense for 2007, 2006, and 2005, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2007, 2006, and 2005) as follows:

December 31,	2007	2006	2005

	(In Thousands)

Computed “expected” income tax expense	$6,621	$7,333	$6,333
State income taxes, net	999	1,031	920
Other	(360)	(386)	(329)

Total	$7,260	$7,978	$6,924

The components of the deferred tax asset are as follows:

December 31,	2007	2006	2005

	(In Thousands)

Provision for loan losses	$7,873	$7,113	$5,796
Loan fees, net of costs	1,126	1,240	1,227
Unrealized gain on available-for-sale investment securities	(158)	201	341
Depreciation and amortization	902	826	678
Other, net	852	1,180	796

Net Deferred Tax Asset	$10,595	$10,560	$8,838

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

NOTE 16 —	Comprehensive Income

At December 31, 2007, 2006, and 2005, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)

2007:
Unrealized net holding gains on investment securities arising during 2007	$871	($359)	$512
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	$871	($359)	$512

2006:
Unrealized net holding gains on investment securities arising during 2006	$342	($140)	$202
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	$342	($140)	$202

2005:
Unrealized net holding losses on investment securities arising during 2005	($828)	$340	($488)
Plus: Reclassification adjustment for net realized gains included in net income	(9)	4	(5)

Net unrealized losses	($837)	$344	($493)

NOTE 17 —	Employee Benefit Plans

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $780,000, $727,000, and $773,000, in 2007, 2006, and 2005, respectively for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $309,000, $255,000, and $165,000, in 2007, 2006, and 2005, respectively and included these expenses in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2007 and 2006, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.7 million and $1.4 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. Contributions to this plan totaled $419,000, $381,000, and $268,000 in 2007, 2006, and 2005 respectively and included these expenses in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2007 and 2006, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.5 million and $1.1 million, respectively.

NOTE 18 —	Common Stock

Quarterly cash dividends were paid aggregating to $3.6 million, $2.8 million, and $2.6 million, or $0.57 per share, $0.45 per share, and $0.40 per share, in 2007, 2006, and 2005, respectively. On January 10, 2008, the Board of Directors declared a $0.15 per share cash dividend payable on February 8, 2008, to shareholders of record on January 28, 2007. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, our Board of Directors approved a plan whereby the Company would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. The Company purchased 688,442 shares of our stock under this program through December 31, 2007 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

On October 5, 2007, the Company paid a 5% stock dividend to shareholders of record as of September 21, 2007. As a result, the Company issued 300,729 of its shares along with a cash dividend of $2,000 to pay for fractional shares.

NOTE 19 —	Options

The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at December 31, 2007 was 488,445, which includes 220,246 shares granted under the 2004 Plan leaving 121,969 shares available for future awards. This information has been adjusted for the 5% stock dividend paid on October 5, 2007. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Activity on options and restricted stock units granted under the 2004 Plan and prior plans is as follows. This information has been adjusted for the 5% stock dividends paid on October 5, 2007 and September 1, 2006:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price

December 31, 2004 outstanding	446,578	$10.94	$6.02-$25.94
Granted — 2005	51,144	18.50
Forfeited	(3,154)	16.13
Exercised	(27,167)	8.72

December 31, 2005 outstanding	467,402	$11.86	$6.02-$25.94
Granted — 2006	49,731	18.29
Forfeited	(6,528)	15.38
Exercised	(49,632)	9.76

December 31, 2006 outstanding	460,973	$12.73	$6.02-$25.94
Granted — 2007	64,445	16.93
Forfeited	(4,349)	17.34
Exercised	(32,624)	8.90

December 31, 2007 outstanding	488,445	$13.50	$7.17 - $25.94

Stock options outstanding and exercisable at December 31, 2007 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2007	431,585	$13.60
Changes during the period:
Granted	47,424	23.00
Exercised	(26,087)	11.13
Forfeited	(3,257)	23.15

Outstanding at December 31, 2007	449,665	$14.67

Options exercisable at December 31, 2007	366,443	$12.61
Unexercisable options at December 31, 2007	83,222	$23.71

Restricted stock units outstanding at December 31, 2007 are as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding at January 1, 2007	29,388	$23.42
Changes during the period:
Granted	17,021	23.00
Vested	(6,537)	20.96
Forfeited	(1,092)	22.99

Outstanding at June 30, 2007	38,780	$23.66

At December 31, 2007, all restricted stock units were unvested. No options or restricted stock units expired unexercised in 2007.

At December 31, 2007, 2006, and 2005, the weighted-average remaining contractual life of outstanding options and restricted stock units was 4.9 years, 5.3 years, and 5.8 years, respectively.

At December 31, 2007, 2006, and 2005, the number of options exercisable was 366,443, 338,100, and 327,707, respectively, and the weighted-average exercise price of those options was $12.61, $11.98, and $10.75, respectively.

The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at December 31, 2007 was $3.0 million, $3.2 million, and ($199,000), respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2007 is 5.1 and 4.2 years, respectively. The weighted average remaining life of restricted stock units outstanding at December 31, 2007 is 2 years. No units are exercisable.

At December 31, 2007, there were 121,969 additional shares available for grant under the plan. The per share fair value of stock options granted during 2007, 2006, and 2005, were calculated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Granted

Stock Options:	Nov. 2007	Nov. 2006	Nov. 2005

Expected option life (years)	8.3	7.4	7.5
Risk free rate	4.37%	4.57%	4.45%
Dividends per Share	$0.66	$0.56	$0.50
Expected volatility factor	34.12%	37.44%	37.06%

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

The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 are as follows:

Years Ended December 31,	2007	2006	2005

	(Dollars in Thousands)

Options:
Weighted-average grant-date fair value of stock options granted:	$7.55	$9.79	$8.28
Total fair value of shares vested during the period:	342	256	173
Total intrinsic value of options exercised:	406	672	340

Restricted stock units:
Weighted-average grant-date fair value of stock options granted:	$23.00	$26.44	$20.21

The Company recognizes the fair value of the stock options and restricted stock units as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $342,000 on the fair value of stock options and $236,000 on the fair value of restricted stock units for a total of $578,000 in stock-based compensation expense for the year ending December 31, 2007. The Company recognized expense of $256,000 on the fair value of stock options and $134,000 on the fair value of restricted stock units for a total of $390,000 in stock-based compensation expense for the year ending December 31, 2006.

The unamortized stock-based payment and the weighted average expense period remaining at December 31, 2007 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

	(Dollars in Thousands)

Stock options	$588	1.9
Restricted stock	595	2.0

Total	$1,183	1.9

Proceeds from the exercise of stock options and vesting of restricted stock units in 2007 and 2006 were $433,000 and $484,000, respectively. The Company withheld $227,000 and $270,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2007 and 2006, respectively. The intrinsic value of the options that were exercised during 2007 and 2006 was $406,000 and $672,000, respectively, which represents the difference between the fair market value of the options at the date of exercise and their exercise price. A portion of these options were incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. At the date of exercise, the intrinsic values of these options was $145,000 and $113,000 for 2007 and 2006, respectively. Thus, the Company’s tax deduction was based on options exercised and sold during 2007 and 2006 with total intrinsic values of $261,000 and $559,000, respectively. The Company recognized tax deductions of $107,000 and $230,000 related to the exercise of these stock options during 2007 and 2006, respectively.

FASB Statement No. 123R requires that an entity that used the intrinsic value method under APB 25 prior to implementation of FASB Statement No. 123R must calculate the amount of excess tax benefits available to offset a tax deficiency as the net amount of excess tax benefits that would have been recognized in additional paid in capital had the entity adopted FASB Statement No. 123 for recognition purposes for awards granted for reporting periods ended after December 14, 1994. The Company used the intrinsic value method to calculate share-based compensation cost prior to January 1, 2006. FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The Company has elected to use the long haul method to calculate the beginning balance of the APIC pool as opposed to electing this simplified method. At December 31, 2007, the amount of excess tax benefits available to offset a tax deficiency is $821,000.

NOTE 20 —	Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $2.2 million, $1.9 million, and $1.7 million in 2007, 2006, and 2005, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2007, are as follows:

Year Ending December 31:

(In Thousands)

2007	$1,867
2008	1,831
2009	1,822
2010	1,773
2011	1,603
Thereafter	3,209

Total	$12,105

The Company leases the main office facility from an entity in which a former director has an interest. Rent expense under this lease agreement was $1.1 million, $975,000, and $929,000 for 2007, 2006, and 2005, respectively. The Company believes that the lease agreement is at market terms.

The Company has agreed to purchase its main office facility for $12.9 million in a transaction that is projected to close in the second quarter of 2008. In this transaction, the Company will assume an existing loan that is secured by the building in the approximate amount of $5.2 million and use its cash resources to pay the remaining amount of the purchase price. Approximately 40% of the building is leased to other tenants and the Company will continue to occupy the remaining 60% of the building. The Company expects that the proposed transaction will not have a material effect on its financial condition.

At December 31, 2007, the Company held $4.5 million as other real estate owned. The Company expects to expend approximately $2.8 million during 2008 to complete construction of these projects with an estimated completion date of June 30, 2008.

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

December 31,	2007	2006

	(In Thousands )

Off-balance sheet commitments:
Commitments to extend credit	$158,569	$144,364
Standby letters of credit	28,216	27,685

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

NOTE 21 —	Regulatory Matters

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2007, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2007, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a well-capitalized bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2007 and 2006, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In thousands)

As of December 31, 2007:
Total Capital (to risk-weighted assets)	$120,170	13.57%	$70,845	≥8.0%	$88,556	≥10.0%
Tier I Capital (to risk-weighted assets)	$109,093	12.32%	$35,420	≥4.0%	$53,130	≥6.0%
Tier I Capital (to average assets)	$109,093	11.10%	$39,313	≥4.0%	$49,141	≥5.0%

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$116,991	14.21%	$65,864	≥8.0%	$82,330	≥10.0%
Tier I Capital (to risk-weighted assets)	$106,674	12.95%	$32,949	≥4.0%	$49,424	≥6.0%
Tier I Capital (to average assets)	$106,674	11.71%	$36,439	≥4.0%	$45,548	≥5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2007:
Total Capital (to risk-weighted assets)	$113,089	12.80%	$70,681	≥8.0%	$88,351	≥10.0%
Tier I Capital (to risk-weighted assets)	$102,037	11.55%	$35,337	≥4.0%	$53,006	≥6.0%
Tier I Capital (to average assets)	$102,037	10.43%	$39,132	≥4.0%	$48,915	≥5.0%

As of December 31, 2006:
Total Capital (to risk-weighted assets)	$101,520	12.35%	$65,762	≥8.0%	$82,202	≥10.0%
Tier I Capital (to risk-weighted assets)	$91,220	11.09%	$32,902	≥4.0%	$49,353	≥6.0%
Tier I Capital (to average assets)	$91,220	10.06%	$36,270	≥4.0%	$45,338	≥5.0%

NOTE 22 —	Fair Value of Financial Instruments

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

December 31,	2007		2006

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In Thousands)

Financial Assets:
Cash and money market investments	$63,806	$63,806	$44,282	$44,282
Investment securities	161,713	161,761	100,325	100,324
Net loans	703,066	701,912	704,931	698,346
Purchased receivables	19,437	19,437	21,183	21,183
Accrued interest receivable	5,232	5,232	4,916	4,916
Financial Liabilities:
Deposits	$867,376	$866,299	$794,904	$794,520
Accrued interest payable	709	709	577	577
Borrowings	16,770	16,673	6,502	6,395
Junior subordinated debentures	18,558	23,135	18,558	15,812
Unrecognized Financial Instruments:
Commitments to extend credit(a)	$158,569	$1,586	$144,364	$1,444
Standby letters of credit(a)	28,216	282	27,685	277

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

NOTE 23 —	Quarterly Results of Operations (Unaudited)

2007 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$18,242	$18,470	$18,373	$17,982
Total interest expense	5,314	6,058	5,986	5,879

Net interest income	12,928	12,412	12,387	12,103
Provision for loan losses	3,000	725	1,333	455
Other operating income	2,705	2,783	2,670	1,662
Other operating expense	8,814	8,559	8,624	8,932

Income before income taxes and minority interest	3,819	5,911	5,100	4,378
Minority interest in subsidiaries	75	85	80	50

Pre tax income	3,744	5,826	5,020	4,328
Income taxes	1,583	2,200	1,878	1,599

Net Income	$2,161	$3,626	$3,142	$2,729

Earnings per share, basic	$0.34	$0.57	$0.49	$0.42

Earnings per share, diluted	$0.34	$0.56	$0.48	$0.42

2006 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$18,653	$17,841	$16,963	$16,064
Total interest expense	5,893	5,904	5,437	4,765

Net interest income	12,760	11,937	11,526	11,299
Provision for loan losses	800	850	860	54
Other operating income	2,076	2,203	1,951	1,428
Other operating expense	8,028	7,661	7,715	7,964

Income before income taxes and minority interest	6,008	5,629	4,902	4,709
Minority interest in subsidiaries	78	70	103	45

Pre tax income	5,930	5,559	4,799	4,664
Income taxes	2,241	2,108	1,860	1,769

Net Income	$3,689	$3,451	$2,939	$2,895

Earnings per share, basic	$0.57	$0.54	$0.46	$0.45

Earnings per share, diluted	$0.56	$0.53	$0.45	$0.45

NOTE 24 —	Disputes and Claims

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

NOTE 25 —	Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2007	2006	2005

	(In Thousands)

Assets
Cash	$3,951	$12,629	$11,014
Investment in Northrim Bank	112,184	97,806	87,922
Investment in NISC	1,795	2,530	2,484
Investment in NCT1	248	248	248
Investment in NST2	310	310	310
Due from NISC	530	110	718
Due from Northrim Bank	312	—	—
Other assets	1,001	414	425

Total Assets	$120,331	$114,047	$103,121

Liabilities
Junior subordinated debentures	$18,558	$18,558	$18,558
Other liabilities	382	71	89

Total Liabilities	18,940	18,629	18,647
Shareholders’ Equity
Common stock	6,300	6,114	5,803
Additional paid-in capital	50,798	46,379	39,161
Retained earnings	44,068	43,212	39,999
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	225	(287)	(489)

Total Shareholders’ Equity	101,391	95,418	84,474

Total Liabilities and Shareholders’ Equity	$120,331	$114,047	$103,121

Statements of Income For Years Ended:	2007	2006	2005

	(In Thousands)
Income
Interest income	$518	$578	$229
Net income from Northrim Bank	13,365	14,432	12,118
Net loss from NISC	(95)	(170)	(233)

Total Income	13,788	14,840	12,114
Expense
Interest expense	1,421	1,360	565
Administrative and other expenses	1,691	1,262	846

Total Expense	3,112	2,622	1,411
Net Income Before Income Taxes	10,676	12,218	10,703
Income tax expense (benefit)	(982)	(756)	(467)

Net Income	$11,658	$12,974	$11,170

Statements of Cash Flows For Years Ended:	2007	2006	2005

	(In Thousands)

Operating Activities:
Net income	$11,658	$12,974	$11,170
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(13,270)	(9,512)	(7,385)
Stock-based compensation	578	390	68
Changes in other assets and liabilities	(1,027)	583	220

Net Cash Used from Operating Activities	(2,061)	4,435	4,073
Investing Activities:
Investment in Northrim Bank, NISC, NCT1 & NST2	140	(210)	(2,165)

Net Cash Used by Investing Activities	140	(210)	(2,165)
Financing Activities:
Dividends paid to shareholders	(3,542)	(2,768)	(2,560)
Proceeds from issuance of trust preferred securities	—	—	10,000
Proceeds from issuance of common stock and excess tax benefits	181	568	269
Repurchase of common stock	(3,396)	(410)	(7,338)

Net Cash Provided by Financing Activities	(6,757)	(2,610)	371

Net Increase by Cash and Cash Equivalents	(8,678)	1,615	2,279

Cash and Cash Equivalents at beginning of period	12,629	11,014	8,735

Cash and Cash Equivalents at end of period	$3,951	$12,629	11,014

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2007, was $152,994,008.

The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2008, was 6,311,807.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

	Part I	Page

Item 1.	Business	1-4, 8-22, 67-72

	General	1-4, 67-72

	Investment Portfolio	18-20, 43-45, 58-59

	Loan Portfolio	14-18, 45-46

	Summary of Loan Loss Experience	14-18, 45-47

	Deposits	20-21, 50

	Return on Equity and Assets	6

	Short-term Borrowings	21, 50-51

Item 1A.	Risk Factors	71-72

Item 1B.	Unresolved Staff Comments	None

Item 2.	Properties	73

Item 3.	Legal Proceedings	62

Item 4.	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22-27, 55

Item 6.	Selected Financial Data	6-7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-31

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29-30

Item 8.	Financial Statements and Supplementary Data	34-64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9A.	Controls and Procedures	31

Item 9B.	Other Information	None

Part III

Item 10.	Directors and Executive Officers of the Registrant	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accounting Fees and Services	*

Part IV

Item 15.	Exhibits, Financial Statement Schedules	73-75

*Northrim’s definitive proxy statement for the 2008 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation”, “Report of the Audit Committee”, and “Fees Billed by KPMG During Fiscal Years 2007 and 2006.”

General

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 48% equity interest in Elliott Cove Capital Management LLC (“Elliot Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1,”) an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington.

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

Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, has opened up new opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. In 2007, the Bank continued with its sales calling and training efforts and plans to continue with this program in 2008. In addition, in the first part of 2005, the Bank launched its High Performance Checking product consisting of several consumer accounts tailored to the needs of specific segments of its market, including a Totally Free Checking account. The Bank supported this product with a targeted marketing program and extensive branch sales promotions and plans to continue with these efforts in 2008.

In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) decreased by less than 1% from year-end 2007 to year-end 2006 while our deposits increased by 9% during the same period. At June 30, 2007, the date of the most recently available information, we had approximately a 22% share of the Anchorage commercial bank deposits, approximately 9% in Fairbanks, and 11% in the Matanuska Valley.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2007, the most recent date for which comparative deposit information is available.

	Number of		Market share of
Financial institution	branches	Total deposits	deposits

	(Dollars in Thousands)

Northrim Bank	8(1)	$697,288	22%
Wells Fargo Bank Alaska	14	1,241,462	39%
First National Bank Alaska	10	774,373	24%
Key Bank	4	437,595	14%
Alaska First Bank & Trust	2(2)	47,935	1%

Total	38	$3,198,653	100%

(1) Does not reflect our Fairbanks or Wasilla branches

(2) These branches were purchased by the Company in October 2007 as a part of its purchase of Alaska First Bank & Trust, N.A.

Employees and Key Personnel

We had 302 full-time equivalent employees at December 31, 2007. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer, Joseph M. Beedle, our Executive Vice President and Chief Lending Officer; Steven L. Hartung, our Executive Vice President and Quality Assurance Officer; Victor P. Mollozzi, our Senior Vice President and Senior Credit Officer; and Robert L. Shake, our Senior Vice President and Executive Loan Manager. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson, Schierhorn, Beedle, Mollozzi, and Shake in the amounts of $2.5 million, $2.1 million, $1 million, $2 million, $1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson, Mr. Schierhorn, Mr. Beedle, Mr. Mollozzi, or Mr. Shake with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Hartung.

Alaska Economy

All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2007, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 30% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2007, $285 million, or 40%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes, and for the past 24 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,654 per eligible resident in 2007 for an aggregate distribution of approximately $667 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

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

The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 89% of the revenue used to fund state government operations primarily according to the State of Alaska Department of Revenue. According to local media sources, although oil prices increased to above $90 per barrel during 2007, the state’s largest producers, ConocoPhillips and British Petroleum, both kept exploration drilling at approximately the same levels as they were in 2006. In addition, 2002 marked the entry of several independent and international oil companies onto the North Slope of Alaska that now include EnCana, Pioneer, Winstar Petroleum, Eni, and Brooks Range Petroleum. Also, Shell Oil recently returned to Alaska with plans to explore several large regions of the state. Several of the independents drilled wells over the last several years and have plans to continue with their drilling efforts in 2008. Finally, British Petroleum increased their capital spending on maintenance of the Prudhoe Bay oil field due to environmental concerns. As a result, total spending and employment by the industry appears to have increased in 2007.

Another major development in the petroleum industry in 2004 was passage of legislation by the United States Congress that provides incentives for the construction of a pipeline to transport natural gas from the North Slope of Alaska to the Continental United States. This project is estimated to cost in excess of $30 billion and would provide Alaska with additional revenue from severance taxes on the natural gas. The oil companies that own the natural gas, namely ConocoPhillips, Exxon, and British Petroleum negotiated a contract with the State of Alaska in 2006. However, that contract was never finally approved by the state. The current state administration sponsored legislation in 2007 that is designed to award a license to one company to build the natural gas pipeline. The administration has chosen an applicant for this license, and the Alaska state legislature is currently reviewing that application. There are still significant differences between the state and the oil companies that own the natural gas with regard to taxation of that gas. Thus, there could be further delays in the start of this project.

Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001 had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003. However, in 2006 and 2007, the industry reported increases due in part to an improving national economy and declines in the value of the U.S. dollar in relation to other currencies that make travel to the U.S. less expensive for some international visitors.

In addition to the challenges in several of Alaska’s major industries, the state has faced a “fiscal gap” in prior years because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently experienced budget surpluses in 2005, 2006, and 2007 due to the recent rise in oil prices and projects a larger budget surplus for the fiscal year ending June 30, 2008, it still projects that the fiscal gap will continue to widen in future years and that the CBR could be depleted within several years. Over the past several years, the public and the legislature have debated a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”). The FDIC insures Northrim Bank’s deposits and in that capacity also regulates Northrim Bank. The Company’s affiliated investment company, Elliott Cove, and its affiliated investment advisory and wealth management company, Pacific Portfolio Consulting LLC, are subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations. The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the banking laws of the State of Washington.

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

Congress enacted major federal financial institution legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations. The Company may utilize the new structure to accommodate an expansion of its products and services.

The activities of bank holding companies, such as the Company, that are not financial holding companies, are generally limited to managing or controlling banks. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank activities of a bank holding company are also generally limited to the acquisition of up to 5% of the voting shares of a company and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.

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

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2007.

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

Adequacy of Loan Loss Allowance: We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. During 2007, we experienced an increase in the amount of nonperforming loans as compared to 2006 and 2005. Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.

Growth and Management: Our financial performance and profitability will depend on our ability to manage recent and possible future growth, including our acquisition of Alaska First Bank & Trust, which we acquired in the fourth quarter of 2007. Although we believe that we have substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have experienced in the past.

Changes in Market Interest Rates: Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest margin. Given our current volume and mix of interest bearing liabilities and interest-earning assets, net interest margin could be expected to increase during times when interest rates rise in a parallel shift along the yield curve and, conversely, to decrease during times of similar falling interest rates. Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on our business, financial condition and results of operations.

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

Regulation: We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Federal legislation such as Sarbanes-Oxley can dramatically shift resources and costs to ensure adequate compliance.

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

Properties

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned

Midtown Financial Center: Northrim Headquarters3111 C Street, Anchorage, AK	Traditional	Leased

SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned

36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned

Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased

Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased

Seventh Avenue Branch 550 West Seventh Avenue, Anchorage, AK	Traditional	Leased

West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned

Eagle River Branch 12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased

Fairbanks Financial Center 714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased

Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

Financial Statements and Exhibits

Financial Statements

The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006, and 2005

 Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Exhibits

Index to Exhibits

Exhibit
Number	Name of Document

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Common Stock Certificate(1)
4.2	Pursuant to Section 6.0 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
4.3	Indenture dated as of December 16, 2005(5)
4.4	Form of Junior Subordinated Debt Security due 2036(5)
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(3)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(4)
10.9	Supplemental Executive Retirement Deferred Compensation Plan(3)
10.10	2004 Stock Incentive Plan(4)
10.12	Capital Securities Purchase Agreement dated December 14, 2005(5)
10.13	Amended and Restated Declaration of Trust Northrim Statutory Trust 2 dated as of December 16, 2005(5)
10.16	Amended and Restated Employment Agreement with R. Marc Langland(6)
10.17	Amended and Restated Employment Agreement with Joseph M. Schierhorn(6)
10.18	Amended and Restated Employment Agreement with Christopher N. Knudson(6)
10.19	Amended and Restated Employment Agreement with Joseph M. Beedle(6)
10.21	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 1, 2005(7)
10.22	Deferred Compensation Plan dated January 1, 1995, as amended January 1, 2005(7)
10.23	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended January 1, 2005(7)
10.24	Employment Agreement with Steven L. Hartung(8)
21	Subsidiaries
Northrim Bank
Northrim Investment Services Company
Northrim Capital Trust 1
23	Consent of KPMG LLP(9)
24	Power of Attorney(9)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 7,2007

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003

(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 8, 2007

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 15, 2008

(9)	Filed with this Form 10-K

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2008.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief
Financial Officer,
Compliance Manager

R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 14, 2008, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash Mark G. Copeland Ronald A. Davis Anthony Drabek Christopher N. Knudson	R. Marc Langland Richard L. Lowell Irene Sparks Rowan John C. Swalling David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland,
as Attorney-in-fact

March 14, 2008

Investor Information

Annual Meeting

Date:	Thursday, May 1, 2008
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

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