Form 10-Q
period 2008-03-31
NORTHRIM BANCORP INC
filed 2008-05-12
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at May 9, 2008 was 6,311,807.

Page
PART I FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
- March 31, 2008 (unaudited)	4
- December 31, 2007	4
- March 31, 2007 (unaudited)	4
Consolidated Statements of Income (unaudited)
- Three months ended March 31, 2008 and 2007	5
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
- Three months ended March 31, 2008 and 2007	6
Consolidated Statements of Cash Flows (unaudited)
- Three months ended March 31, 2008 and 2007	7
Notes to the Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial	14
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About	28
Market Risk
Item 4. Controls and Procedures	29
PART II OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30
SIGNATURES	31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008, DECEMBER 31, 2007, AND MARCH 31, 2007

	March 31,	December 31,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$24,550	$30,767	$20,658
Money market investments	67,629	33,039	21,937

Investment securities held to maturity	11,699	11,701	11,775
Investment securities available for sale	112,245	148,009	71,167
Investment in Federal Home Loan Bank stock	2,003	2,003	1,556

Total investment securities	125,947	161,713	84,498
Loans	704,952	714,801	720,144
Allowance for loan losses	(12,571)	(11,735)	(11,853)

Net loans	692,381	703,066	708,291
Purchased receivables, net	20,841	19,437	20,365
Accrued interest receivable	5,258	5,232	5,480
Premises and equipment, net	16,623	15,621	12,834
Goodwill and intangible assets	9,569	9,946	6,783
Other real estate owned	8,264	4,445	829
Other assets	30,656	31,448	29,490

Total Assets	$1,001,718	$1,014,714	$911,165

LIABILITIES
Deposits:
Demand	$199,597	$224,986	$184,653
Interest-bearing demand	102,819	96,455	83,194
Savings	55,066	55,285	47,856
Alaska CDs	148,105	171,341	194,952
Money market	212,696	215,819	168,867
Certificates of deposit less than $100,000	64,902	61,586	59,324
Certificates of deposit greater than $100,000	74,954	41,904	36,591

Total deposits	858,139	867,376	775,437

Borrowings	12,645	16,770	8,602
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	10,408	10,595	11,802

Total liabilities	899,750	913,299	814,399

Minority interest in subsidiaries	36	24	18

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,311,807; 6,300,256; and 6,116,729 shares issued and outstanding at March 31, 2008, December 31, 2007, and March 31, 2007, respectively	6,312	6,300	6,117
Additional paid-in capital	50,975	50,798	46,552
Retained earnings	44,183	44,068	44,252
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	462	225	(173)

Total shareholders’ equity	101,932	101,391	96,748

Total Liabilities and Shareholders’ Equity	$1,001,718	$1,014,714	$911,165

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(Dollar in thousands,
	except per share data)
Interest Income
Interest and fees on loans	$14,446	$16,821
Interest on investment securities:
Assets available for sale	1,606	895
Assets held to maturity	111	112
Interest on money market investments	195	154

Total Interest Income	16,358	17,982

Interest Expense
Interest expense on deposits and borrowings	4,163	5,879

Net Interest Income	12,195	12,103

Provision for loan losses	1,700	455

Net Interest Income After Provision for Loan Losses	10,495	11,648

Other Operating Income
Service charges on deposit accounts	862	504
Purchased receivable income	529	427
Employee benefit plan income	307	257
Equity in earnings from mortgage affiliate	33	14
Equity in loss from Elliott Cove	(37)	(33)
Other income	728	493

Total Other Operating Income	2,422	1,662

Other Operating Expense
Salaries and other personnel expense	5,403	5,255
Occupancy, net	824	698
Equipment expense	296	342
Marketing expense	390	459
Intangible asset amortization expense	88	121
Other operating expense	2,464	2,057

Total Other Operating Expense	9,465	8,932

Income Before Income Taxes and Minority Interest	3,452	4,378
Minority interest in subsidiaries	75	50

Income Before Income Taxes	3,377	4,328
Provision for income taxes	1,229	1,599

Net Income	$2,148	$2,729

Earnings Per Share, Basic	$0.34	$0.42
Earnings Per Share, Diluted	$0.34	$0.42

Weighted Average Shares Outstanding, Basic	6,349,499	6,444,843
Weighted Average Shares Outstanding, Diluted	6,376,233	6,545,093
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total
	(In Thousands)
Three months ending March 31, 2007:
Balance as of January 1, 2007	6,114	$6,114	$46,379	$43,212	($287)	$95,418

Cash dividend declared	—	—	—	(1,689)	—	(1,689)
Stock option expense	—	—	138	—	—	138
Exercise of stock options	3	3	28	—	—	31
Excess tax benefits from share-based payment arrangements	—	—	7	—	—	7
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	114	114

Net Income	—	—	—	2,729	—	2,729

Total Comprehensive Income						2,843

Balance as of March 31, 2007	6,117	$6,117	$46,552	$44,252	($173)	$96,748

Three months ending March 31, 2008:

Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$101,391

Cash dividend declared	—	—	—	(2,033)	—	(2,033)
Stock option expense	—	—	154	—	—	154
Exercise of stock options	12	12	(67)	—	—	(55)
Excess tax benefits from share-based payment arrangements	—	—	90	—	—	90
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	237	237

Net Income	—	—	—	2,148	—	2,148

Total Comprehensive Income						2,385

Balance as of March 31, 2008	6,312	$6,312	$50,975	$44,183	$462	$101,932

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$2,148	$2,729

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	265	306
Amortization of software	48	73
Intangible asset amortization	88	121
Amortization of investment security premium, net of discount accretion	(113)	(134)
Deferred tax (benefit)	(190)	(224)
Stock-based compensation	154	138
Excess tax benefits from share-based payment arrangements	(90)	(7)
Deferral of loan fees and costs, net	(319)	(434)
Provision for loan losses	1,700	455
Purchased receivable loss (recovery)	(13)	245
Distributions (proceeds) in excess of earnings from RML	(25)	194
Equity in loss from Elliott Cove	37	33
Minority interest in subsidiaries	75	50
(Increase) in accrued interest receivable	(26)	(564)
(Increase) decrease in other assets	1,071	(180)
Increase (decrease) of other liabilities	(1,255)	675

Net Cash Provided by Operating Activities	3,555	3,476

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(14,440)	(14,856)
Proceeds from sales/maturities of securities-available-for-sale	50,720	31,011
Proceeds from calls/maturities of securities-held-to-maturity	—	—
Investment in purchased receivables, net of repayments	(1,391)	573
Investments in loans:
Sales of loans and loan participations	4,733	3,711
Loans made, net of repayments	752	(7,092)
Loan to Elliott Cove, net of repayments	(11)	(89)
Purchases of premises and equipment	(1,267)	(266)
Purchases of software	(13)	—

Net Cash Provided by Investing Activities	39,083	12,992

Financing Activities:
(Decrease) in deposits	(9,237)	(19,467)
Increase (decrease) in borrowings	(4,125)	2,100
Distributions to minority interests	(63)	(62)
Proceeds from issuance of common stock	—	31
Excess tax benefits from share-based payment arrangements	90	7
Cash dividends paid	(930)	(764)

Net Cash (Used) by Financing Activities	(14,265)	(18,155)

Net Increase (Decrease) in Cash and Cash Equivalents	28,373	(1,687)
Cash and cash equivalents at beginning of period	63,806	44,282

Cash and cash equivalents at end of period	$92,179	$42,595

Supplemental Information:
Income taxes paid	$—	$50

Interest paid	$4,064	$5,797

Cash dividends declared but not paid	$1,103	$924

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2008 and 2007
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. Operating results for the interim period ended March 31, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement had no impact on the Company’s financial statements.
3. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2008		December 31, 2007		March 31, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$286,898	41%	$284,632	40%	$300,834	42%
Construction/development	125,024	18%	138,070	19%	144,024	20%
Commercial real estate	243,609	35%	243,245	34%	234,769	33%
Consumer	51,705	7%	51,274	7%	42,772	6%
Loans in process	141	0%	324	0%	334	0%
Unearned loan fees, net	(2,425)	0%	(2,744)	0%	(2,589)	0%

Total loans	$704,952	100%	$714,801	100%	$720,144	100%

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
The Allowance for Loan Losses is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $1.7 million for the three-month period ending March 31, 2008 to account for increases in nonperforming loans, loan charge-offs, and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$11,735	$12,125
Charge-offs:
Commercial	929	1,221
Construction/development	79	—
Commercial real estate	—	—
Consumer	—	1

Total charge-offs	1,008	1,222
Recoveries:
Commercial	139	491
Construction/development	—	—
Commercial real estate	—	—
Consumer	5	4

Total recoveries	144	495
Net, (recoveries) charge-offs	864	727
Provision for loan losses	1,700	455

Balance at end of period	$12,571	$11,853

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$12,095	$9,673	$6,435
Accruing loans past due 90 days or more	2,793	1,665	3,679
Restructured loans	—	—	78

Total nonperforming loans	14,888	11,338	10,192
Real estate owned	8,264	4,445	829

Total nonperforming assets	$23,152	$15,783	$11,021

Allowance for loan losses	$12,571	$11,735	$11,853

At March 31, 2008, December 31, 2007, and March 31, 2007, the Company had impaired loans of $55.8 million, $51.4 million, and $29.1 million, respectively. A specific allowance of $4.1 million, $3.3 million, and $4.7 million, respectively, was established for these loans for the periods noted. The increase in impaired loans at March 31, 2008, as compared to December 31, 2007, resulted mainly from the addition of two residential construction projects, a business loan, and a commercial real estate loan that were not included in loans measured for impairment at December 31, 2007 and the deletion of one residential construction project that was included in impaired loans at December 31, 2007 but not at March 31, 2008. The increase in loans measured for impairment at December 31, 2007, as compared to March 31, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at March 31, 2007.
At March 31, 2008, December 31, 2007, and March 31, 2007 the Company held $8.3 million, $4.5 million and $829,000, respectively, as other real estate owned. The Company expects to expend approximately $2.9 million during 2008 to complete construction of these projects.

6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank stock, totaled $125.9 million at March 31, 2008, a decrease of $35.8 million, or 22%, from $161.7 million at December 31, 2007, and an increase of $41.4 million, or 49%, from $84.5 million at March 31, 2007. Investment securities designated as available for sale comprised 89% of the investment portfolio at March 31, 2008, 92% at December 31, 2007, and 84% at March 31, 2007, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2008, $39.9 million in securities, or 32%, of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $21 million, or 25%, at March 31, 2007.
7. OTHER OPERATING INCOME
In December of 2005, the Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, purchased an additional 40.1% interest in Northrim Benefits Group, LLC (“NBG”), which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending March 31, 2008 and 2007, the Company included employee benefit plan income from NBG of $307,000 and $257,000, respectively, in its Other Operating Income. This increase is directly related to a growing client base as well as the utilization of additional products and services by existing clients.
Residential Mortgage, LLC (“RML”) was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”). In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company. Prior to the reorganization, the Company, through NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 23.5%. In the three-month period ending March 31, 2008, the Company’s earnings from RML increased by $19,000 to $33,000 as compared to $14,000 for the three-month period ending March 31, 2007. The increase in earnings resulted from RML’s income increasing due to the increase in mortgage loan originations.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). Elliott Cove began active operations in the fourth quarter of 2002 and has had losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $676,000 as of March 31, 2008. The Company’s share of the loss from Elliott Cove for the first quarter of 2008 was $37,000, as compared to a loss of $33,000 in the first quarter of 2007. The loss from Elliott Cove was more than offset by commissions that the Company receives for its sales of Elliott Cove investment products, which are accounted for as other operating income and totaled $73,000 in the first quarter of 2008 as compared to $66,000 in the first quarter of 2007. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. These commission payments totaled $9,000 and $10,000, respectively, in the three-month periods ending March 31, 2007 and 2008.
In the first quarter of 2006, through NISC, the Company purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”). PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending March 31, 2008, the Company’s earnings from PWA increased by $64,000 to $11,000 as compared to a loss of $53,000 for the three-month period ending March 31, 2007. The increase in the Company’s share of PWA earnings is due to increased client fees earned on PWA’s growing client base coupled with decreased personnel costs.
8. DEPOSIT ACTIVITIES
Total deposits at March 31, 2008 and 2007 are $858.1 million and $775.4 million, respectively. A portion of this increase is due to the fact that the Company acquired $47.7 million in deposits through the acquisition of Alaska First in the fourth quarter of 2007. Additionally, at March 31, 2008, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund Corporation. At March 31, 2007 the Company held no certificates of deposit for the Alaska Permanent Fund. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit.
9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at March 31, 2008 was 488,445, which includes 220,246 shares granted under the 2004 Plan leaving 121,969 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $75,000 and $55,000 on the fair value of restricted stock units and $79,000 and $83,000 on the fair value of stock options for a total of $154,000 and $138,000 in stock-based compensation expense for the three-month periods ending March 31, 2008 and 2007, respectively.
Proceeds from the exercise of stock options for the three months ended March 31, 2008 and 2007 were $232,000 and $35,000, respectively. The Company withheld shares valued at $287,000 and $4,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending March 31, 2008 and 2007, respectively. The Company recognized tax deductions of $90,000 and $7,000 related to the exercise of these stock options during the quarters ended March 31, 2008 and 2007, respectively.
10. FAIR VALUE OF ASSETS AND LIABILTIES
On January 1, 2008, the Company adopted the provisions of FASB Statement 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). In accordance with FAS 159, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in the fair value recorded in earnings. The Company elected not to value any additional assets or liabilities at fair value in accordance with FAS 159.
On January 1, 2008, the Company also adopted the provisions of FASB Statement 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurement.
Fair Value Hierarchy

In accordance with FASB Statement 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1: Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2: Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimation of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The following valuation methods were used for assets and liabilities recorded at fair value. All financial instruments are held for other than trading purposes.
Available-for-sale Securities: Securities available for sale are recorded at fair value on a recurring basis. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or model-based valuation techniques.
Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs. Loans are placed on non-accrual when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on non-accrual loans are directly applied to the principal balance. We do not record loans at fair value on a recurring basis. We record nonrecurring fair value adjustments to loans to reflect partial write-downs that are based on the observable market price or current appraised value of collateral or the full charge-off of the loan carrying value.
We may be required to measure certain assets such as equity method investments, intangible assets or other real estate owned at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets. Effective January 1, 2009, the Company will be required to disclose the fair value of these non-financial assets and liabilities in accordance with FASB Staff Position 157-2.
The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Available-for-sale securities	$112,245	—	$112,245	—

Total	$112,245	—	$112,245	—

As of March 31, 2008, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain loans as shown in the following table (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total losses
Loans measured for impairment[1]	$15,235	—	$13,688	$1,547	$760

Total	$15,235	—	$13,688	$1,547	$760

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SUMMARY OF FIRST QUARTER RESULTS
At March 31, 2008, the Company had assets of $1 billion and gross portfolio loans of $705 million, an increase of 10% and a decrease of 2%, respectively, as compared to the balances for these accounts at March 31, 2007. As compared to balances at December 31, 2007, total assets at March 31, 2008 decreased by 1% and total loans at March 31, 2008 decreased by 1%. The Company’s net income and diluted earnings per share at March 31, 2008, were $2.1 million and $0.34, respectively, a decrease of 21% and 19%, respectively, as compared to the same period in 2007. For the quarter ending March 31, 2008, the Company’s net interest income increased $92,000, or 1%, its provision for loan losses increased $1.2 million, or 274%, its other operating income increased $760,000, or 46%, and its other operating expenses increased $533,000, or 6%, as compared to the first quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended March 31, 2008, was $2.1 million, or $0.34 per diluted share, decreases of 21% and 19%, respectively, as compared to net income of $2.7 million and diluted earnings per share of $0.42, respectively, for the first quarter of 2007.
The decrease in net income for the three-month period ending March 31, 2008 as compared to the same period a year ago is primarily the result of an increase in the provision for loan losses of $1.2 million. This increase was partially offset by an increase of $92,000 in net interest income. Additionally, other operating income for the quarter ended March 31, 2008 increased by $760,000, to $2.4 million, as compared to $1.7 million for the same period a year ago while other operating expenses increased by $533,000 to $9.5 million from $8.9 million in the same quarter of 2007. The increase in other operating income is largely due to a $358,000 increase in service charges on deposit accounts, most of which is attributable to the April 2007 implementation of a new non-sufficient funds fee on point-of-sale transactions. Increases in other operating expenses partially offset the increases in net interest income and other operating income. Salaries and benefits increased by $148,000, or 3%, for the three-month period ending March 31, 2008 as compared to the same period a year ago, due to an increase in employees and salary increases driven by competitive pressures. Other increases to other operating expenses for the first quarter of 2008 as compared to the first quarter a year ago include a $204,000 increase to insurance expense due to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies, a $131,000 increase in costs net of rental income associated with other real estate owned including taxes, insurance and legal fees, and a $115,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. The decrease in earnings per diluted share for the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to the decrease in net income in the first quarter of 2008.

NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Net interest income for the first quarter of 2008 increased $92,000, or 1%, to $12.2 million from $12.1 million in the first quarter of 2007, as a result of a smaller decrease in interest income as compared to the decrease in interest expense. The following table compares average balances and rates for the quarters ending March 31, 2008 and 2007:

	Three Months Ended March 31,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2008	2007	$	%	2008	2007	Change

	(Dollars in thousands)
Commercial	$280,537	$293,102	($12,565)	-4%	8.02%	9.47%	-1.45%
Construction/development	135,567	149,517	(13,950)	-9%	9.43%	11.34%	-1.91%
Commercial real estate	241,576	231,983	9,593	4%	7.86%	8.74%	-0.88%
Consumer	51,327	42,152	9,175	22%	7.13%	7.66%	-0.53%
Other loans	(1,725)	(1,337)	(388)	29%

Total loans	707,282	715,417	(8,135)	-1%	8.20%	9.54%	-1.34%

Short-term investments	25,587	11,435	14,152	124%	3.01%	5.14%	-2.13%
Long-term investments	144,617	88,712	55,905	63%	4.85%	4.70%	0.15%

Interest-earning assets	877,486	815,564	61,922	8%	7.50%	8.96%	-1.46%
Nonearning assets	98,719	84,993	13,726	16%

Total	$976,205	$900,557	$75,648	8%

Interest-bearing liabilities	$668,535	$611,471	$57,064	9%	2.49%	3.90%	-1.41%
Demand deposits	194,298	180,054	14,244	8%
Other liabilities	10,579	12,520	(1,941)	-16%
Equity	102,793	96,512	6,281	7%

Total	$976,205	$900,557	$75,648	8%

Net tax equivalent margin on earning assets					5.60%	6.04%	-0.44%

Interest-earning assets averaged $877.5 million and $815.6 million for the three-month periods ending March 31, 2008 and 2007, respectively, an increase of $61.9 million, or 8%. The tax equivalent margin on interest-earning assets averaged 5.60% and 6.04%, respectively, for the three-month periods ending March 31, 2008 and 2007, decreasing 44 basis points from the respective period in 2007.
Loans, the largest category of interest-earning assets, decreased by $8.1 million, or 1%, to an average of $707.3 million in the first quarter of 2008 from $715.4 million in the first quarter of 2007. Commercial and construction loans decreased by $12.6 million and $14 million on average, respectively, between the first quarters of 2008 and 2007. Commercial real estate and consumer loans increased by $9.6 million and $9.2 million on average between the first quarters of 2008 and 2007. The decline in the loan portfolio resulted from a combination of a transfer to other real estate owned of $7.4 million, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans and commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. The yield on the loan portfolio averaged 8.20% for the first quarter of 2007, a decrease of 134 basis points from 9.54% over the same quarter a year ago.
Average investments increased $61.9 million or 8% to $877.5 million for the first quarter of 2008 from $815.6 million in the first quarter of 2007. This increase resulted mainly from additional deposit accounts generated from the continued success of the HPC products. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First Bank & Trust, N.A. (“Alaska First”) in the fourth quarter of 2007.
Interest-bearing liabilities averaged $668.5 million for the first quarter of 2008, an increase of $57 million, or 9%, compared to $611.5 million for the same period in 2007. This increase in due in part to the $47.4 million in deposits acquired by the Company in the Alaska First acquisition. The average cost of interest-bearing liabilities decreased 141 basis points to 2.49% for the first quarter of 2008 compared to 3.90% for the first quarter of 2007. The decrease in the average cost of funds in 2008 as compared to 2007 is largely due to the interest rate cuts by the Federal Reserve that began in the third quarter of 2007 and continued through the first quarter ending March 31, 2008.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.60% for the first quarter of 2008 and 6.04% for the same period in 2007. During the first quarter of 2008, the yield on the Company’s loans decreased due to lower yields on all segments of the portfolio while its funding costs also experienced a decrease due to a decline in interest rates as noted above. As loan volume declined in the three-months ending March 31, 2008, investment volume increased by $61.9 million on average as compared to the same period a year ago. However, the yields on the Company’s short and long-term investments averaged 3.01% and 4.85%, respectively, as compared to an average yield on its loans of 8.20% during the first quarter of 2008. This shift from higher yielding to lower yielding assets had a negative effect on the Company’s net tax equivalent margin.
OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the three-month periods ending March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	$ Chg	% Chg
	(Dollars in thousands)
Service charges on deposit accounts	$862	$504	$358	71%
Purchased receivable income	529	427	102	24%
Employee benefit plan income	307	257	50	19%
Electronic banking fees	246	183	63	34%
Loan servicing fees	124	108	16	15%
Merchant credit card transaction fees	106	102	4	4%
Equity in earnings from mortgage affiliate	33	14	19	136%
Equity in earnings from PWA	11	(53)	64	121%
Equity in loss from Elliott Cove	(37)	(33)	(4)	-12%
Other	241	153	88	58%

Total	$2,422	$1,662	$760	46%

Total other operating income for the first quarter of 2008 was $2.4 million, an increase of $760,000 from $1.7 million in the first quarter of 2007. This increase is due primarily to increases in income from service charges on deposit accounts and continued growth in the Company’s purchased receivable products.

Service charges on the Company’s deposit accounts increased by $358,000, or 71%, to $862,000 in the first quarter of 2008 from $504,000 in the same period a year ago. This increase results primarily from the April 2007 implementation of NSF fees on point-of-sale transactions, which represents approximately all of the three-month period increase in service charges.
Income from the Company’s purchased receivable products increased by $102,000, or 24%, to $529,000 in the first quarter of 2008 from $427,000 in the same period a year ago. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The overall average turnover of these receivables has decreased. Accordingly, income from this product has increased during the current period compared to the same period a year ago because income is recognized over the average turnover period. The Company expects the income level from this product to decline on a year-over-year comparative basis as the Company expects that some of its customers will move into different products to meet their working capital needs.
During the first quarter of 2008, employee benefit plan income from NBG was $307,000, an increase of $50,000, or 19% compared to the same quarter in 2007 as NBG sold more of its products to a larger client base.
The Company’s electronic banking revenue increased by $63,000, or 34%, to $246,000 for the three-month period ending March 31, 2008 from $183,000 in the same period a year ago. The increase in these revenues came from additional fees collected from increased point of sale transactions and internet banking fees. The point of sale fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the HPC product and overall continued increased usage of point of sale by the entire customer base. The internet banking fees increased due to a change in the Company’s internet banking product.
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate, RML, increased by $19,000 to $33,000 during the first quarter of 2008 as compared to $14,000 in the first quarter of 2007. The increase in earnings resulted from RML’s income increasing due to the increase in mortgage loan originations.
The Company’s share of the earnings from PWA for the first quarter of 2008 was $11,000, as compared to a loss of $53,000 in the first quarter of 2007. This increase is the result of increased client fees earned on PWA’s growing client base coupled with decreased personnel costs.
Other income increased by $88,000, or 58%, in the first quarter of 2008 to $241,000 from $153,000 for the same period in 2007. This increase is primarily due to $56,000 in proceeds received for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc. Additionally, the Company received $20,000 in fees on funds placed into the Certificate of Deposit Account Registry Service. Finally, the Company received commissions for the sale of the Elliott Cove investment products. These commissions are included in other income. During the first quarter of 2008, the Company’s Elliott Cove commissions increased by $7,000, or 11%, to $73,000 from $66,000 in the same period in 2007.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three-month periods ending March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	$ Chg	% Chg
	(Dollars in thousands)
Salaries and other personnel expense	$5,403	$5,255	$148	3%
Occupancy, net	824	698	126	18%
Marketing	390	459	(69)	-15%
Professional and outside services	309	237	72	30%
Equipment, net	296	342	(46)	-13%
Intangible asset amortization	88	121	(33)	-27%
Purchased receivable losses	(13)	245	(258)	-105%
Other expense	2,168	1,575	593	38%

Total	$9,465	$8,932	$533	6%

Total other operating expense for the first quarter of 2008 was $9.5 million, an increase of $533,000, or 6%, from $8.9 million for the same period in 2007.
Salaries and benefits increased by $148,000, or 3%, for the three-month period ending March 31, 2008 as compared to the same period a year ago due to an increase in employees and salary increases driven by competitive pressures.
Occupancy expense increased by $126,000 or 18%, for the three-month period ending March 31, 2008 as compared to the same period a year ago due to expenses associated with leases assumed in the purchase of Alaska First Bank & Trust, N.A. (“Alaska First”) in the fourth quarter of 2007 as well as increased rental costs at the Company’s headquarters facility, and lease expense for new office space that the Company began occupying in the fourth quarter of 2007.
Marketing expenses decreased by $69,000, or 15%, for the three-month period ending March 31, 2008 as compared to the same period a year ago primarily due to decreased general advertising costs. Marketing costs related to the Company’s HPC consumer and business products are expected to remain consistent with 2007 through 2008 as the Company also expects that the Bank will increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
Professional and outside services increased by $72,000, or 30%, for the three-month period ending March 31, 2008 as compared to the same period a year ago. The majority of this increase is due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company.
The Company experienced a $13,000 recovery on one of its purchased receivable accounts during the first quarter of 2008. During the first quarter of 2007, the Company experienced a $245,000 loss on this same purchased receivable.
Other expense increased by $593,000, or 38%, for the three-month period ending March 31, 2008 as compared to the same period a year ago. The largest of the increases for the quarter ended March 31, 2008 as compared to the same period in 2007 was a $204,000 increase to insurance expense due to decreases in the cash surrender value of assets held under the Company’s Keyman policies. Additionally, the Company experienced a $131,000 increase in costs net of rental income associated with other real estate owned including taxes, insurance and legal fees, and a $115,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. Finally, other loan expenses and operational losses net of recoveries increased by $73,000 and $45,000, respectively in the three-month period ending March 31, 2008 compared to the same period a year ago.
Income Taxes
The provision for income taxes was $1.2 million and $1.6 million for the first quarters of 2008 and 2007, respectively. The effective tax rates for the first quarters of 2008 and 2007, were 36% and 37%, respectively. The decrease in the tax rate for the first quarter of 2008 was primarily due to increased tax exempt income on investments relative to the level of taxable income. The Company expects that its tax rate for the rest of 2008 will be approximately similar to the tax rate of the first quarter of this year.
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
Loans are the highest yielding component of our earning assets. Average loans declined by $8.1 million, or 1%, to $707.3 million in the first quarter of 2008 as compared to $715.4 million in the same period of 2007. This decrease is net of $13.2 million in loans acquired from Alaska First in the fourth quarter of 2007. Loans comprised 81% of total average earning assets for the quarter ending March 31, 2008, compared to 88% of total average earning assets for the quarter ending March 31, 2007. The yield on loans averaged 8.20% for the quarter ended March 31, 2008, compared to 9.54% during the same period in 2007.
The loan portfolio decreased by $15.2 million, or 2% from $720.1 million at March 31, 2007 to $705 million at March 31, 2008. Loans decreased by $9.8 million, or 1%, from $714.8 million at December 31, 2007, to $705 million at March 31, 2008. Commercial loans decreased $13.9 million, or 5%, construction loans decreased $19 million, or 13%, commercial real estate loans increased $8.8 million, or 4%, and consumer loans increased $8.9 million, or 21%, from March 31, 2007 to March 31, 2008. In addition, commercial loans increased $2.3 million, or less than 1%, commercial real estate loans increased $364,000, or less than 1%, construction loans decreased $13 million, or 9%, and consumer loans increased $431,000, or less than 1%, from December 31, 2007 to March 31, 2008. The decline in the loan portfolio resulted from a combination of a transfer to other real estate owned of $7.4 million, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans and commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans.
Loan Portfolio Composition: Loans decreased to $705 million at March 31, 2008, from $714.8 million at December 31, 2007 and $720.1 million at March 31, 2007. At March 31, 2008, 46% of the portfolio was scheduled to mature over the next 12 months, and 27% was scheduled to mature between April 1, 2009, and March 31, 2013. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 46% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2008		December 31, 2007		March 31, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$286,898	41%	$284,632	40%	$300,804	42%
Construction/development	125,024	18%	138,070	19%	144,024	20%
Commercial real estate	243,609	35%	243,245	34%	234,769	33%
Consumer	51,705	7%	51,274	7%	42,772	6%
Loans in process	141	0%	324	0%	364	0%
Unearned loan fees	(2,425)	0%	(2,744)	0%	(2,589)	0%

Total loans	$704,952	100%	$714,801	100%	$720,144	100%

Nonperforming Loans; Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and real estate owned. The following table sets forth information with respect to nonperforming assets:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$12,095	$9,673	$6,435
Accruing loans past due 90 days or more	2,793	1,665	3,679
Restructured loans	—	—	78

Total nonperforming loans	14,888	11,338	10,192
Real estate owned	8,264	4,445	829

Total nonperforming assets	$23,152	$15,783	$11,021

Allowance for loan losses	$12,571	$11,735	$11,853

Nonperforming loans to portfolio loans	2.11%	1.59%	1.42%
Nonperforming assets to total assets	2.31%	1.56%	1.21%
Allowance to portfolio loans	1.78%	1.64%	1.65%
Allowance to nonperforming loans	84%	104%	116%
Other real estate owned increased by $3.8 million to $8.3 million at March 31, 2008 from $4.5 million at December 31, 2007. This increase was the result of the transfer of two residential construction projects and one land development project to other real estate owned in March 2008. Other real estate owned increased by $7.4 million from March 31, 2007 to March 31, 2008. This increase was the net result of the sale of two properties in 2007 and the transfer of three residential construction projects and three land development projects to other real estate owned. The Company sold all other real estate owned at March 31, 2007 by December 31, 2007 and recognized gains on sale of $110,000. The Company expects to expend approximately $2.9 million during 2008 to complete construction of these projects.
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
Total nonperforming loans at March 31, 2008, were $14.9 million, or 2.11%, of total portfolio loans, an increase of $3.6 million from $11.3 million at December 31, 2007, and an increase of $4.7 million from $10.2 million at March 31, 2007. The increase in the nonperforming loans in the first quarter of 2008 from the end of 2007 was due in large part to a $2.4 million increase in nonaccrual loans that resulted primarily from the addition of one land development loan, one residential construction loan, and one commercial loan as well as the transfer of two residential construction loans and one land development loan to real estate owned. In addition to the increase in nonaccrual loans, there was a $1.1 million increase in accruing loans that were 90 days or more past due that resulted primarily from three residential construction loans. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair market value when they are in a non-performing status, which is accounted for through the calculation of the Allowance for Loan Losses.
At March 31, 2008, December 31, 2007, and March 31, 2007, the Company had impaired loans of $55.8 million, $51.4 million, and $29.1 million, respectively. A specific allowance of $4.1 million, $3.3 million, and $4.7 million, respectively, was established for these loans. The increase in impaired loans at March 31, 2008, as compared to December 31, 2007, resulted mainly from the addition of two residential construction projects, a business loan, and a commercial real estate loan that were not included in loans measured for impairment at December 31, 2007 and the deletion of one residential construction project that was included in impaired loans at December 31, 2007 but not at March 31, 2008. The increase in loans measured for impairment at December 31, 2007, as compared to March 31, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at March 31, 2007.
Potential Problem Loans: At March 31, 2008 the Company had $14.9 million in potential problem loans, as compared to $7.1 million at March 31, 2007 as a result of adding five loans to the listing of potential problem loans and deleting six loans from this list since March 31, 2007. At December 31, 2007, the Company had potential problem loans of $13.5 million. The increase from December 31, 2007 is the result of the addition of three loans. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans.
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
The Allowance for Loan Losses was $12.6 million, or 1.78% of total portfolio loans outstanding, at March 31, 2008, compared to $11.9 million, or 1.65%, of total portfolio loans at March 31, 2007 and $11.7 million, or 1.64% of portfolio loans, at December 31, 2007. The Allowance for Loan Losses represented 84% of non-performing loans at March 31, 2008, as compared to 116% of nonperforming loans at March 31, 2007 and 104% of nonperforming loans at December 31, 2007.
The Allowance for Loan Losses is decreased for loan charge-offs and increased for loan recoveries and provisions for loan losses. The Company took a provision for loan losses in the amount of $1.7 million for the three-month period ending March 31, 2008 to account for increases in non-performing loans, loan charge-offs, and the specific allowance for impaired loans as well as continued softening in the residential construction market.
The following table details activity in the Allowance for Loan Losses for the dates indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$11,735	$12,125
Charge-offs:
Commercial	929	1,221
Construction/development	79	—
Commercial real estate	—	—
Consumer	—	1

Total charge-offs	1,008	1,222
Recoveries:
Commercial	139	491
Construction/development	—	—
Commercial real estate	—	—
Consumer	5	4

Total recoveries	144	495
Net, (recoveries) charge-offs	864	727
Provision for loan losses	1,700	455

Balance at end of period	$12,571	$11,853

The provision for loan losses for the three-month period ending March 31, 2008 was $1.7 million as compared to a provision for loan losses of $455,000 for the three-month period ending March 31, 2007. During the three-month period ending March 31, 2008, there were $864,000 in net loan charge-offs as compared to $727,000 of net loan charge-offs for the same period in 2007. Loan charge-offs decreased during this same time period from $1.2 million for the three-month period ending March 31, 2007 to $1 million for the three-month period ending March 31, 2008.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance for Loan Losses, at March 31, 2008 the Allowance for Loan Losses was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank stock, totaled $125.9 million at March 31, 2008, a decrease of $35.8 million, or 22%, from $161.7 million at December 31, 2007, and an increase of $41.4 million, or 49%, from $84.5 million at March 31, 2007. The decrease in investments from December 31, 2007 to March 31, 2008 is the result of calls of several agency securities. The increase in investments from March 31, 2007 to March 31, 2008 is mainly due to additional deposit accounts generated from the continued success of the HPC products. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First in the fourth quarter of 2007. Investment securities designated as available for sale comprised 89% of the investment portfolio at March 31, 2008, 92% at December 31, 2007, and 84% at March 31, 2007, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2008, $39.9 million in securities, or 32%, of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $21 million, or 25%, at March 31, 2007. The increase in pledged securities is mainly due to the fact that as of March 31, 2008, the Company has pledged $10.5 million to collateralize Alaska Permanent Fund certificates of deposit. No securities were pledged for Alaska Permanent Fund certificates of deposit as of December 31, 2007 or March 31, 2007.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $9.2 million to $858.1 million at March 31, 2008, from $867.4 million at December 31, 2007, and increased $82.7 million from $775.4 million at March 31, 2007. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2008, the Company had $139.9 million in certificates of deposit as compared to certificates of deposit of $95.9 million and $103.5 million, for the periods ending March 31, 2007 and December 31, 2007, respectively. At March 31, 2008, $108.1 million, or 77%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $70 million, or 68%, of total certificates of deposit, at December 31, 2007, and to $65.5 million, or 68%, of total certificates of deposit at March 31, 2007.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at March 31, 2008, was $148.1 million, a decrease of $46.9 million as compared to the balance of $195 million at March 31, 2007 and a decrease of $23.2 million from a balance of $171.3 million at December 31, 2007. The Company expects the total balance of the Alaska CD in 2008 to continue to be at lower levels as compared to 2007 as customers move into higher yielding accounts such as term certificates of deposit or other money market accounts.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At March 31, 2008, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2007 and March 31, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the Federal Home Loan Bank (“FHLB”). At March 31, 2008, the Company’s maximum borrowing line from the FHLB was $121.3 million, approximately 12% of the Company’s assets. At March 31, 2008, there was $1.7 million outstanding on the line and $15.5 million in additional monies committed to secure public deposits. At December 31, 2007 and March 31, 2007, there were outstanding balances on the borrowing line of $1.8 million and $2.1 million, respectively. At December 31, 2007 and March 31, 2007, there were no additional monies committed to secure public deposits. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $11 million in other borrowings outstanding at March 31, 2008, as compared to $15 million and $6.5 million in other borrowings outstanding at December 31, 2007 and March 31, 2007. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At March 31, 2008, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Off-Balance Sheet Items — Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2008 and December 31, 2007, the Company’s commitments to extend credit and to provide letters of credit amounted to $175.4 million and $186.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
Shareholders’ equity was $101.9 million at March 31, 2008, compared to $101.4 million at December 31, 2007 and $96.7 million at March 31, 2007. The Company earned net income of $2.1 million during the three-month period ending March 31, 2008, issued 11,551 shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2008, the Company had approximately 6.3 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. At March 31, 2008, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of March 28, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of March 31, 2008:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.54%	11.84%
Total risk-based capital	8.00%	10.00%	13.79%	13.09%
Leverage ratio	4.00%	5.00%	11.36%	10.75%
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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029. In the three-month period ending March 31,

2008, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at March 31, 2008. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 6.22% at March 31, 2008. The interest cost to the Company on these debentures was $144,000 in the quarter ending March 31, 2008 and $170,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 4.17% at March 31, 2008. The interest cost to the Company on these debentures was $152,000 for the quarter ending March 31, 2008 and $168,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

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
At March 31, 2008, the Company held $8.3 million as other real estate owned as compared to $4.4 million at December 31, 2007 and $829,000 a year ago. The Company expects to expend approximately $2.9 million during 2008 to complete construction of these projects with an estimated completion date of June 30, 2008.

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
The results of the simulation model at March 31, 2008, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $880,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease in net interest income of approximately $1,573,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(c) Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2008.
ITEM 5. OTHER INFORMATION
(a). Not applicable
(b). There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS

10.24	Employment Agreement with Steven L. Hartung(1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2008.

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 9, 2008	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 9, 2008	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)