Form 10-Q
period 2008-06-30
NORTHRIM BANCORP INC
filed 2008-08-11
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐      No ☑
The number of shares of the issuer’s Common Stock outstanding at August 8, 2008 was 6,311,807.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008, DECEMBER 31, 2007, AND JUNE 30, 2007

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$30,567	$30,767	$27,020
Money market investments	94,746	33,039	74,231

Investment securities held to maturity	11,906	11,701	11,774
Investment securities available for sale	116,498	148,009	66,115
Investment in Federal Home Loan Bank stock	2,003	2,003	1,556

Total investment securities	130,407	161,713	79,445
Loans	710,074	714,801	700,124
Allowance for loan losses	(13,519)	(11,735)	(11,841)

Net loans	696,555	703,066	688,283
Purchased receivables, net	15,973	19,437	22,295
Accrued interest receivable	4,742	5,232	4,962
Premises and equipment, net	17,034	15,621	12,962
Goodwill and intangible assets	9,483	9,946	6,683
Other real estate owned	11,147	4,445	717
Other assets	32,703	31,448	30,683

Total Assets	$1,043,357	$1,014,714	$947,281

LIABILITIES
Deposits:
Demand	$222,117	$224,986	$186,903
Interest-bearing demand	99,249	96,455	82,883
Savings	52,576	55,285	55,272
Alaska CDs	137,546	171,341	181,159
Money market	253,726	215,819	206,929
Certificates of deposit less than $100,000	63,431	61,586	59,580
Certificates of deposit greater than $100,000	73,350	41,904	35,045

Total deposits	901,995	867,376	807,771

Borrowings	10,310	16,770	11,294
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	10,534	10,595	11,470

Total liabilities	941,397	913,299	849,093

Minority interest in subsidiaries	31	24	26

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,311,807; 6,300,256; and 6,085,572 shares issued and outstanding at June 30, 2008, December 31, 2007, and June 30, 2007, respectively	6,312	6,300	6,086
Additional paid-in capital	51,125	50,798	45,852
Retained earnings	44,543	44,068	46,477
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	(51)	225	(253)

Total shareholders’ equity	101,929	101,391	98,162

Total Liabilities and Shareholders’ Equity	$1,043,357	$1,014,714	$947,281

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$13,265	$16,936	$27,711	$33,757
Interest on investment securities:
Assets available for sale	1,170	866	2,776	1,761
Assets held to maturity	107	112	218	224
Interest on money market investments	345	459	540	613

Total Interest Income	14,887	18,373	31,245	36,355

Interest Expense
Interest expense on deposits and borrowings	3,421	5,986	7,584	11,865

Net Interest Income	11,466	12,387	23,661	24,490

Provision for loan losses	1,999	1,333	3,699	1,788

Net Interest Income After Provision for Loan Losses	9,467	11,054	19,962	22,702

Other Operating Income
Service charges on deposit accounts	888	892	1,750	1,396
Purchased receivable income	518	649	1,047	1,076
Employee benefit plan income	352	314	659	571
Equity in earnings from mortgage affiliate	273	174	306	188
Equity in loss from Elliott Cove	(16)	(18)	(53)	(51)
Other income	809	659	1,537	1,152

Total Other Operating Income	2,824	2,670	5,246	4,332

Other Operating Expense
Salaries and other personnel expense	5,440	5,161	10,843	10,416
Impairment on other real estate owned	977	—	977	—
Occupancy, net	812	620	1,636	1,318
Equipment expense	291	365	587	707
Marketing expense	391	469	781	928
Intangible asset amortization expense	88	100	176	221
Other operating expense	2,392	1,909	4,856	3,966

Total Other Operating Expense	10,391	8,624	19,856	17,556

Income Before Income Taxes and Minority Interest	1,900	5,100	5,352	9,478
Minority interest in subsidiaries	94	80	169	130

Income Before Income Taxes	1,806	5,020	5,183	9,348
Provision for income taxes	367	1,878	1,596	3,477

Net Income	$1,439	$3,142	$3,587	$5,871

Earnings Per Share, Basic	$0.23	$0.49	$0.56	$0.91
Earnings Per Share, Diluted	$0.23	$0.48	$0.56	$0.90
Weighted Average Shares Outstanding, Basic	6,350,587	6,428,983	6,350,043	6,436,913
Weighted Average Shares Outstanding, Diluted	6,359,192	6,522,532	6,367,713	6,533,812
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

					Accumulated
	Common Stock		Additional	Retained	Other
	Number	Par	Paid-in	Earnings	Comprehensive
	of Shares	Value	Capital	(unaudited)	Income	Total
	(Dollar in thousands)
Six months ending June 30, 2007:
Balance as of January 1, 2007	6,114	$6,114	$46,379	$43,212	$(287)	$95,418

Cash dividend declared	—	—	—	(2,606)	—	(2,606)
Stock option expense	—	—	277	—	—	277
Exercise of stock options	9	9	126	—	—	135
Excess tax benefits from share-based payment arrangements	—	—	32	—	—	32
Treasury stock buy-back	(37)	(37)	(962)	—	—	(999)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	34	34

Net Income	—	—	—	5,871	—	5,871

Total Comprehensive Income						5,905

Balance as of June 30, 2007	6,086	$6,086	$45,852	$46,477	$(253)	$98,162

Six months ending June 30, 2008:

Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$101,391

Cash dividend declared	—	—	—	(3,112)	—	(3,112)
Stock option expense	—	—	304	—	—	304
Exercise of stock options	12	12	(67)	—	—	(55)
Excess tax benefits from share-based payment arrangements	—	—	90	—	—	90
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(276)	(276)

Net Income	—	—	—	3,587	—	3,587

Total Comprehensive Income						3,311

Balance as of June 30, 2008	6,312	$6,312	$51,125	$44,543	$(51)	$101,929

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$3,587	$5,871

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(100)	—
Depreciation and amortization of premises and equipment	567	583
Amortization of software	94	127
Intangible asset amortization	176	221
Amortization of investment security premium, net of discount accretion	(93)	(299)
Deferred tax (benefit)	(2,050)	(855)
Stock-based compensation	304	277
Excess tax benefits from share-based payment arrangements	(90)	(32)
Deferral of loan fees and costs, net	(310)	(269)
Provision for loan losses	3,699	1,788
Purchased receivable loss (recovery)	(13)	245
(Gain)/loss on sale of other real estate owned	18	(28)
Impairment on other real estate owned	977	—
Distributions (proceeds) in excess of earnings from RML	(63)	95
Equity in loss from Elliott Cove	53	51
Minority interest in subsidiaries	169	130
(Increase) decrease in accrued interest receivable	490	(46)
(Increase) decrease in other assets	1,230	(640)
Increase (decrease) of other liabilities	(1,136)	358

Net Cash Provided by Operating Activities	7,509	7,577

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(43,045)	(20,781)
Purchases of investment securities-held-to-maturity	(508)	—
Proceeds from sales/maturities of securities-available-for-sale	74,283	42,018
Proceeds from calls/maturities of securities-held-to-maturity	300	—
Investment in purchased receivables, net of repayments	3,477	(1,357)
Investments in loans:
Sales of loans and loan participations	5,254	6,156
Loans made, net of repayments	(8,472)	8,861
Proceeds from sale of other real estate owned	50	140
Investment in OREO	(1,339)	—
Loan to Elliott Cove, net of repayments	(32)	(35)
Purchases of premises and equipment	(1,980)	(671)
Purchases of software	(75)	38

Net Cash Provided by Investing Activities	27,913	34,369

Financing Activities:
(Increase) in deposits	34,619	12,867
Increase (decrease) in borrowings	(6,460)	4,792
Distributions to minority interests	(162)	(133)
Proceeds from issuance of common stock	—	135
Excess tax benefits from share-based payment arrangements	90	32
Repurchase of common stock	—	(999)
Cash dividends paid	(2,002)	(1,671)

Net Cash Provided by Financing Activities	26,085	15,023

Net Increase in Cash and Cash Equivalents	61,507	56,969
Cash and cash equivalents at beginning of period	63,806	44,282

Cash and cash equivalents at end of period	$125,313	$101,251

Supplemental Information:
Income taxes paid	$2,385	$3,687

Interest paid	$7,518	$11,767

Transfer of loans to other real estate owned	$6,340	$0

Cash dividends declared but not paid	$1,109	$924

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2008 and 2007
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company has evaluated the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. Operating results for the interim period ended June 30, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On January 1, 2008, the Company adopted the following new accounting pronouncements:
- FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements
- FASB Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and
Financial Liabilities — Including an Amendment of FASB Statement No. 115
The adoption of SFAS 157 and SFAS 159 did not have any affect on the Company’s financial statements at the date of adoption. For additional information, see Note 10.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 161 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 161 will impact its financial condition and results of operations.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. FSP 142-3 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and will be adopted prospectively. The Company does not expect that adoption of FSP 142-3 will impact its financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 requires that insurance enterprises recognize a claim liability prior to an event of default (insured event) in accounting for financial guarantee insurance contracts when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 163 will impact its financial condition and results of operations.
In June 2008, the FASB issued Financial Accounting Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted retrospectively for all earnings per share calculations. The Company does not expect adoption of FSP 03-6-1 will have a material impact its financial condition and results of operations.
3. GOODWILL AND OTHER INTANGIBLES
As part of an acquisition of branches from Bank of America, N.A. in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). This CDI is fully amortized as of June 30, 2008. In addition, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of Northrim Benefits Group, LLC (“NBG”) in December 2005. The Company amortizes this intangible over its estimated life of ten years. Finally, in 2007 the Company recorded $2.1 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock. During the first quarter of 2008, the Company adjusted the purchase price allocation which resulted in a $285,000 decrease in goodwill. The Company amortizes the CDI associated with the Alaska First purchase over its estimated useful life of ten years using an accelerated method.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management reviews goodwill for impairment by reviewing a number of key market indicators at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. We conducted an impairment analysis to evaluate the carrying value of goodwill as of June 30, 2008. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. If our impairment analysis indicates that the fair value of the Company is less than its carrying amount, then we will have to write down the amount of goodwill we carry on our balance sheet through a charge to our earnings.
Our impairment analysis estimated the fair value using two methods: an income approach and a market comparison approach. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to also decline, the market value of our Company may not support the carrying value of goodwill.
Based on our analysis, the Company determined that there was no goodwill impairment at June 30, 2008. We will continue to monitor the valuation of the Company to determine whether goodwill is impaired each quarter. No assurance can be given that we will not charge earnings during 2008 for goodwill impairment.

4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2008		December 31, 2007		June 30, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$295,531	42%	$284,632	40%	$286,574	41%
Construction/development	115,637	16%	138,070	19%	138,352	20%
Commercial real estate	249,123	35%	243,245	34%	232,463	33%
Consumer	51,961	7%	51,274	7%	44,605	6%
Loans in process	256	0%	324	0%	884	0%
Unearned loan fees, net	(2,434)	0%	(2,744)	0%	(2,754)	0%

Total loans	$710,074	100%	$714,801	100%	$700,124	100%

5.	ALLOWANCE FOR LOAN LOSSES, NONPERFORMlNG ASSETS, AND LOANS MEASURED FOR IMPAIRMENT
The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied.
In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.
The Company then estimates an allowance for all loans that are not impaired. This allowance is based on loss factors applied to loans that are quality graded according to an internal risk classification system (“classified loans”). The Company’s internal risk classifications are based in large part upon regulatory definitions for classified loans. The loss factors that the Company applies to each group of loans within the various risk classifications are based on industry standards, historical experience and management’s judgment.
Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process.
Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis.
The Company’s banking regulators, as an integral part of their examination process, periodically review the Allowance. The Company’s regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

In October of 2007, the Company acquired $13.2 million in loans as a part of its acquisition of Alaska First. The acquisition of these loans did not cause any material changes in the risk characteristics of the Company’s loan portfolio.
The Company took a provision for loan losses in the amount of $2.0 million for the three-month period ending June 30, 2008 to account for increases in nonperforming loans and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$12,571	$11,853	$11,735	$12,125
Charge-offs:
Commercial	534	1,639	1,463	2,860
Construction/development	737	—	816	—
Commercial real estate	—	—	—	—
Consumer	32	40	32	41

Total charge-offs	1,303	1,679	2,311	2,901
Recoveries:
Commercial	166	281	305	772
Construction/development	51	50	51	50
Commercial real estate	—	—	—	—
Consumer	35	3	40	7

Total recoveries	252	334	396	829
Net, (recoveries) charge-offs	1,051	1,345	1,915	2,072
Provision for loan losses	1,999	1,333	3,699	1,788

Balance at end of period	$13,519	$11,841	$13,519	$11,841

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Nonaccrual loans	$11,855	$9,673	$5,268
Accruing loans past due 90 days or more	6,199	1,665	4,579
Restructured loans	—	—	36

Total nonperforming loans	18,054	11,338	9,883
Other real estate owned	11,147	4,445	717

Total nonperforming assets	$29,201	$15,783	$10,600

Allowance for loan losses	$13,519	$11,735	$11,841

Nonperforming loans to loans	2.54%	1.59%	1.41%
Nonperforming assets to total assets	2.80%	1.56%	1.12%
Allowance to loans	1.90%	1.64%	1.69%
Allowance to nonperforming loans	75%	104%	120%
At June 30, 2008, December 31, 2007, and June 30, 2007, the Company had impaired loans of $84.9 million, $51.4 million, and $25.0 million, respectively. A specific allowance of $3.7 million, $3.3 million, and $3.0 million, respectively, was established for these loans for the periods noted. The increase in impaired loans at June 30, 2008, as compared to December 31, 2007, resulted mainly from the addition of a residential construction project, a condominium conversion project, a commercial real estate loan relationship consisting of three loans to one borrower, and a land development loan that were not included in impaired loans at December 31, 2007 and the deletion of one residential construction project that was included in impaired loans at December 31, 2007 but not at June 30, 2008. The increase in impaired loans at December 31, 2007, as compared to June 30, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at June 30, 2007.
At June 30, 2008, December 31, 2007, and June 30, 2007 the Company held $11.1 million, $4.5 million and $717,000, respectively, as OREO. The Company expects to expend approximately $3.5 million during 2008 to complete construction of these projects with an estimated completion date of September 30, 2008 for the majority of them.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $130.4 million at June 30, 2008, a decrease of $31.3 million, or 19%, from $161.7 million at December 31, 2007, and an increase of $51.0 million, or 64%, from $79.4 million at June 30, 2007. Investment securities designated as available for sale comprised 89% of the investment portfolio at June 30, 2008, 92% at December 31, 2007, and 83% at June 30, 2007, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2008, $47.8 million in securities, or 37%, of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $21.4 million, or 27%, at June 30, 2007.
7. OTHER OPERATING INCOME
The Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, owns a 50.1% in NBG. The Company consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending June 30, 2008 and 2007, the Company included employee benefit plan income from NBG of $352,000 and $314,000, respectively, in its Other Operating Income. In the six-month periods ending June 30, 2008 and 2007, the Company included employee benefit plan income from NBG of $659,000 and $571,000, respectively, in Other Operating Income.

The Company also owns a 23.5% interest in Residential Mortgage Holding Company, LLC (“RML Holding Company”) through NCIC. In the three-month period ending June 30, 2008, the Company’s earnings from RML Holding Company increased by $99,000 to $273,000 as compared to $174,000 for the three-month period ending June 30, 2007. In the six-month period ending June 30, 2008, the Company’s earnings from RML Holding Company increased by $118,000 to $306,000 as compared to $188,000 for the six-month period ending June 30, 2007.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $697,000 as of June 30, 2008. The Company’s share of the loss from Elliott Cove for the second quarter of 2008 was $16,000, as compared to a loss of $18,000 in the second quarter of 2007. In the six-month period ending June 30, 2008, the Company’s share of the loss from Elliott Cove was $53,000 as compared to a loss of $51,000 for the six-month period ending June 30, 2007. The losses from Elliott Cove, which were consistent with the same periods in 2007 for both the three and six-month periods ending June 30, 2008, were more than offset by commissions that the Company receives for its sales of Elliott Cove investment products. These commissions are accounted for as other operating income and totaled $63,000 in the second quarter of 2008 and $136,000 for the six months ending June 30, 2008 as compared to $66,000 in the second quarter of 2007 and $140,000 for the six months ending June 30, 2007. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. These commission payments totaled $14,000 for both three-month periods ending June 30, 2007 and 2008, and $23,000 and $24,000, respectively, in the six-month periods ending June 30, 2007 and 2008.
The Company also owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”) through NISC. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending June 30, 2008, the Company’s earnings from PWA increased by $23,000 to $5,000 as compared to a loss of $18,000 for the three-month period ending June 30, 2007. During the six-month period ending June 30, 2008, the Company’s earnings from PWA increased by $87,000 to $16,000 as compared to a loss of $71,000 for the six-month period ending June 30, 2007.
8. DEPOSIT ACTIVITIES
Total deposits at June 30, 2008 and 2007 are $902.0 million and $807.8 million, respectively. A portion of this increase is due to the fact that the Company acquired $47.7 million in deposits through the acquisition of Alaska First in the fourth quarter of 2007. Additionally, at June 30, 2008, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund Corporation. At June 30, 2007 the Company held no certificates of deposit for the Alaska Permanent Fund. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit.
At June 30, 2008, the Company had one longtime depositor with total deposits representing $110.4 million, or 12.2% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2007 or December 31, 2007. Subsequent to the end of the second quarter of 2008, this depositor withdrew $96.0 million from one of its deposit accounts in an effort to diversify its investments. The deposits with this customer have fluctuated significantly in the past. As a result, the Company used its existing overnight investments and drew on its borrowing lines with correspondent banks and the FHLB in the amount of $65 million to fund this withdrawal.

9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at June 30, 2008 was 488,445, which includes 220,246 shares granted under the 2004 Plan leaving 121,969 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $75,000 and $55,000 on the fair value of restricted stock units and $77,000 and $83,000 on the fair value of stock options for a total of $152,000 and $138,000 in stock-based compensation expense for the three-month periods ending June 30, 2008 and 2007, respectively. For the six-month periods ending June 30, 2008 and 2007, the Company recognized expense of $151,000 and $110,000, respectively, on the fair value of restricted stock units and $153,000 and $167,000, respectively, on the fair value of stock options for a total of $304,000 and $277,000, respectively, in stock-based compensation expense.
There were no stock options exercised during the second quarter of 2008. Proceeds from the exercise of stock options for second quarter of 2007 were $140,000. The Company recognized a tax deduction of $25,000 related to the exercise of these stock options during the quarter ended June 30, 2007.
Proceeds from the exercise of stock options for the six months ended June 30, 2008 and 2007 were $232,000 and $139,000, respectively. The Company withheld shares valued at $287,000 and $4,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the six-month periods ending June 30, 2008 and 2007, respectively. The Company recognized tax deductions of $90,000 and $32,000 related to the exercise of these stock options during the six months ended June 30, 2008 and 2007, respectively.
10. FAIR VALUE OF ASSETS AND LIABILTIES
On January 1, 2008, the Company adopted the provisions SFAS 159. In accordance with this statement, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in the fair value recorded in earnings. The Company elected not to value any additional assets or liabilities at fair value in accordance with SFAS 159.
On January 1, 2008, the Company also adopted the provisions of SFAS 157. This statement defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurement. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under current existing standards.
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
Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs. Loans are placed on non-accrual when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on non-accrual loans are directly applied to the principal balance. The Company does not record loans at fair value on a recurring basis. We record nonrecurring fair value adjustments to loans to reflect partial write-downs that are based on the observable market price or current appraised value of collateral or the full charge-off of the loan carrying value.
The Company may be required to measure certain assets such as equity method investments, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.
The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Available-for-sale securities	$116,498	—	$116,498	—

Total	$116,498	—	$116,498	—

As of June 30, 2008, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses

Loans measured for impairment[1]	$20,250	—	$16,025	$4,225	$413
Other real estate owned[2]	8,264	—	8,264	—	977

Total	$28,514	$0	$24,289	$4,225	$1,390

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

[2]	Relates to certain imparied other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Northrim Bancorp, Inc.’s (the “Company”) management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margins; and our ability to maintain asset quality. Further, actual results may be affected competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company. The Company also holds a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also now operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. This division also began operating in Alaska in the second quarter of 2008. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington.
CRITICAL ACCOUNTING POLICIES
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007. The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policy for the Allowance for Loan Losses (the “Allowance) as a critical accounting policy.
A description of this policy can be found in Note 5 of the Notes to the Financial Statements to this 10-Q. We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio at the balance sheet date. The Allowance is reported as a reduction of outstanding loan balances and is decreased by loan charge-offs, increased by loan recoveries and decreased for provisions for loan losses. Our periodic evaluation of the adequacy of the Allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the Allowance, the Allowance is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At June 30, 2008, in the event that 1 percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the allowance for loan losses would have increased by approximately $330,000.
Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company’s loan portfolio. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company’s financial statements. In addition, current risk ratings and fair value estimates of collateral are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas. Although we have established an Allowance that we consider adequate, there can be no assurance that the established Allowance will be sufficient to offset losses on loans in the future.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for further details.
SUMMARY OF SECOND QUARTER RESULTS
At June 30, 2008, the Company had assets of $1 billion and gross loans of $710.1 million, increases of 10% and 1%, respectively, as compared to the balances for these accounts at June 30, 2007. As compared to balances at December 31, 2007, total assets at June 30, 2008 increased by 3% and total loans at June 30, 2008 decreased by 1%. The Company’s net income and diluted earnings per share for the three months ended June 30, 2008, were $1.4 million and $0.23, respectively, a decrease of 59% and 58%, respectively, as compared to the same period in 2007. For the quarter ended June 30, 2008 the Company’s net interest income decreased by $1.7 million, or 54%, its provision for loan losses increased by $666,000, or 50%, its other operating income increased $154,000, or 6%, and its other operating expenses increased by $1.8 million, or 20%, as compared to the second quarter a year ago.

RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended June 30, 2008, was $1.4 million, or $0.23 per diluted share, decreases of 54% and 52%, respectively, as compared to net income of $3.1 million and diluted earnings per share of $0.48, respectively, for the second quarter of 2007.
The decrease in net income for the three-month period ending June 30, 2008 as compared to the same period a year ago is the result of a decrease in net interest income of $921,000, an increase in the provision for loan losses of $666,000, and an increase in other operating expense of $1.8 million as compared to the same period a year ago. The decrease in the Company’s net interest income was caused by larger declines in the yield of its earning assets as compared to decreases in its cost of funds combined with a shift in earning assets to lower yielding investment securities from higher yielding loans. The net interest income was further negatively impacted by an increase in noninterest earning assets mainly in the form of other real estate owned (“OREO”). The provision for loan losses increased to account for the increase in nonperforming loans and the specific allowance for impaired loans. The increase in other operating expense is primarily the result of a $977,000 impairment on OREO, a $166,000 increase in expenses related to OREO, and a $152,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. Salaries and benefits also increased by $279,000, or 5%, for the three-month period ending June 30, 2008 as compared to the same period a year ago, due to an increase in employees and salary increases driven by competitive pressures. Occupancy expenses increased by $192,000, or 31%, for the three-month period ending June 30, 2008 as compared to the same period a year ago, due to increased rental costs at the Company’s headquarters facility, and lease expense for new office space that the Company began occupying in the fourth quarter of 2007. These increases were partially offset by a decrease in tax expense of $1.5 million. The decrease in earnings per diluted share for the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to the decrease in net income in the second quarter of 2008.
Net income for the six months ended June 30, 2008, was $3.6 million, or $0.56 per diluted share, decreases of 39% and 38%, respectively, as compared to net income of $5.9 million and diluted earnings per share of $0.90, respectively, for the same period in 2007.
The decrease in net income for the six-month period ending June 30, 2008 as compared to the same period a year ago is the result of a decrease in net interest income of $829,000, an increase in the provision for loan losses of $1.9 million, and an increase in other operating expenses of $2.3 million as compared to the same period a year ago. These decreases were partially offset by a $914,000 increase in other operating income which resulted mainly from increased service charges on deposit accounts, increased electronic banking fees, gain on a security sale and increased earnings from the Company’s investment in RML. The decrease in the Company’s net interest income and the increase in its provision for loan losses were caused by similar factors to those noted above in the discussion of the three-month period ending June 30, 2008. The increase in other operating expense is the result of the $977,000 impairment on OREO, a $268,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums, a $217,000 increase in expenses related to OREO, and a $207,000 increase in professional fees and outside services. Salaries and benefits increased by $427,000, or 4%, for the six-month period ending June 30, 2008 as compared to the same period a year ago, due to an increase in employees and salary increases driven by competitive pressures. Occupancy expenses increased by $318,000, or 24%, for the six-month period ending June 30, 2008 as compared to the same period a year ago, due to increased costs at the Company’s headquarters facility and lease expense for new office space that the Company began occupying in the fourth quarter of 2007. These increased expenses were partially offset by a decrease in tax expense of $1.9 million. The decrease in earnings per diluted share for the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to the decrease in net income in the second quarter of 2008.

NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Both the Company’s loans and deposits consist largely of variable interest rate arrangements, with the result that as loans and deposits reprice, the Company can expect fluctuations in net interest income. Net interest income for the second quarter of 2008 decreased $921,000, or 7%, to $11.5 million from $12.4 million in the second quarter of 2007 because of a larger reduction in the yields on the Company’s loans, accompanied by a relatively modest decrease in interest expense. Net interest income for the six-month period ending June 30, 2008 decreased $829,000, or 3%, to $23.7 million from $24.5 million in the same period in 2007 due to the same factors that affected net interest income in the three-month period ending June 30, 2008. The following table compares average balances and rates for the quarters ending June 30, 2008 and 2007:

	Three Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2008	2007	$	%	2008	2007	Change
	(Dollars in thousands)

Commercial	$283,679	$300,208	$(16,529)	-6%	7.34%	9.51%	-2.17%
Construction/development	121,416	142,172	(20,756)	-15%	8.49%	11.16%	-2.67%
Commercial real estate	247,960	234,866	13,094	6%	7.52%	8.58%	-1.06%
Consumer	51,777	44,034	7,743	18%	6.89%	7.64%	-0.75%
Other loans	(1,044)	(1,637)	593	-36%

Total loans	703,788	719,643	(15,855)	-2%	7.59%	9.44%	-1.85%

Short-term investments	59,480	35,989	23,491	65%	2.29%	5.12%	-2.83%
Long-term investments	130,066	83,582	46,484	56%	4.10%	4.85%	-0.75%

Total investments	189,546	119,571	69,975	59%	3.56%	4.96%	-1.40%

Interest-earning assets	893,334	839,214	54,120	6%	6.73%	8.80%	-2.07%
Nonearning assets	99,706	87,850	11,856	13%

Total	$993,040	$927,064	$65,976	7%

Interest-bearing liabilities	$676,271	$625,185	$51,086	8%	2.03%	3.84%	-1.81%
Demand deposits	203,881	191,603	12,278	6%
Other liabilities	9,345	11,744	(2,399)	-20%
Equity	103,543	98,532	5,011	5%

Total	$993,040	$927,064	$65,976	7%

Net tax equivalent margin on earning assets					5.20%	5.94%	-0.74%

	Six Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2008	2007	$	%	2008	2007	Change
	(Dollars in thousands)
Commercial	$282,108	$296,675	$(14,567)	-5%	7.71%	9.49%	-1.78%
Construction/development	128,491	145,824	(17,333)	-12%	9.00%	11.25%	-2.25%
Commercial real estate	244,768	233,433	11,335	5%	7.67%	8.66%	-0.99%
Consumer	51,552	43,098	8,454	20%	7.02%	7.65%	-0.63%
Other loans	(1,385)	(1,488)	103	-7%

Total loans	705,534	717,542	(12,008)	-2%	7.91%	9.49%	-1.58%

Short-term investments	42,533	23,780	18,753	79%	2.51%	5.13%	-2.62%
Long-term investments	137,341	85,894	51,447	60%	4.50%	4.79%	-0.29%

Total investments	179,874	109,674	70,200	64%	4.06%	4.91%	-0.85%

Interest-earning assets	885,408	827,216	58,192	7%	7.12%	8.88%	-1.76%
Nonearning assets	99,214	86,668	12,546	14%

Total	$984,622	$913,884	$70,738	8%

Interest-bearing liabilities	$672,403	$618,366	$54,037	9%	2.26%	3.87%	-1.61%
Demand deposits	199,089	185,861	13,228	7%
Other liabilities	9,962	12,130	(2,168)	-18%
Equity	103,168	97,527	5,641	6%

Total	$984,622	$913,884	$70,738	8%

Net tax equivalent margin on earning assets					5.41%	5.99%	-0.58%

Interest-earning assets averaged $893.3 million and $885.4 million for the three and six-month periods ending June 30, 2008, an increase of $54.1 million and $58.2 million, or 6% and 7%, respectively, over the $839.2 and $827.2 million average for the comparable periods in 2007. The tax equivalent yield on interest-earning assets averaged 5.20% and 5.41%, respectively, for the three and six-month periods ending June 30, 2008, decreases of 74 and 58 basis points, respectively, from 5.94% and 5.99% for the same periods in 2007.
Loans, the largest category of interest-earning assets, decreased by $15.9 million, or 2%, to an average of $703.8 million in the second quarter of 2008 from $719.6 million in the second quarter of 2007. During the six-month period ending June 30, 2008, loans decreased by $12.0 million, or 2%, to an average of $705.5 million from an average of $717.5 million for the six-month period ending June 30, 2007. Commercial and construction loans decreased by $16.5 million and $20.8 million on average, respectively, between the second quarters of 2008 and 2007. Commercial real estate loans and consumer loans increased by $13.1 million and $7.7 million on average between the second quarters of 2008 and 2007. During the six-month period ending June 30, 2008, commercial and construction loans decreased by $14.6 million, and $17.3 million, respectively, on average as compared to the six-month period ending June 30, 2007. Commercial real estate loans and consumer loans increased $11.3 million and $8.5 million, respectively, on average between the six-month periods ending June 30, 2008 and June 30, 2007. The decline in the loan portfolio resulted from a combination of transfers to OREO of $2.9 million and $6.3 million for the three and six-month periods ending June 30, 2008, respectively, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans and commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. The yield on the loan portfolio averaged 7.59% for the second quarter of 2008, a decrease of 185 basis points from 9.44% over the same quarter a year ago. During the six-month period ending June 30, 2008, the yield on the loan portfolio averaged 7.91%, a decrease of 158 basis points from 9.49% over the same six-month period in 2007.
Average investments increased $70.0 million or 59% to $189.5 million for the second quarter of 2008 from $119.6 million in the second quarter of 2007. For the six-month period ending June 30, 2008, average investments increased $70.2 million or 64% to $179.9 million from $109.7 million in the same period in 2007. This increase resulted mainly from additional deposit accounts that generated increased funds for investments. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First Bank & Trust, N.A. (“Alaska First”) in the fourth quarter of 2007.
Interest-bearing liabilities averaged $676.3 million for the second quarter of 2008, an increase of $51.1 million, or 8%, compared to $625.2 million for the same period in 2007. For the six-month period ending June 30, 2008, interest-bearing liabilities averaged $672.4 million, an increase of $54.0 million, or 9%, compared to $618.4 million for the same period in 2007. This increase resulted in part from the $47.4 million in deposits acquired by the Company in the Alaska First acquisition, additional deposits by the Company’s largest depositor, and the addition of $25 million in certificates of deposit from the Alaska Permanent Fund. The average cost of interest-bearing liabilities decreased 181 basis points to 2.03% for the second quarter of 2008 compared to 3.84% for the second quarter of 2007. The decrease in the average cost of funds in 2008 as compared to 2007 is largely due to the interest rate cuts by the Federal Reserve that began in the third quarter of 2007 and continued through May 2008.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.20% and 5.41%, respectively, for the three and six-month periods ending June 30, 2008 as compared to 5.94% and 5.99% for the same periods in 2007. During both the three and six-month periods ending June 30, 2008, the yield on the Company’s loans decreased due to lower yields in commercial, construction and consumer loans while its funding costs also experienced a decrease due to a decline in interest rates as noted above.

In both the three and six-month periods ending June 30, 2008, the yield on the Company’s earning assets declined by more than the cost of its interest-bearing liabilities. As loan volume declined in the both periods, investment volume increased as compared to the same periods a year ago. However, the yields on the Company’s investments averaged 3.56% and 4.06% for the three and six-month periods ending June 30, 2008, respectively, as compared to average yields on its loans of 7.59% and 7.91%, respectively, for the same periods. This shift from higher yielding to lower yielding assets and increased OREO balances had a negative effect on the Company’s net tax equivalent margin.
OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the three and six-month periods ending June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
		(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$888	$892	$(4)	0%	$1,750	$1,396	$354	25%
Purchased receivable income	518	649	(131)	-20%	1,047	1,076	(29)	-3%
Employee benefit plan income	352	314	38	12%	659	571	88	15%
Electronic banking fees	292	227	65	29%	538	410	128	31%
Equity in earnings from mortgage affiliate	273	174	99	57%	306	188	118	63%
Loan servicing fees	126	152	(26)	-17%	250	260	(10)	-4%
Merchant credit card transaction fees	111	117	(6)	-5%	217	219	(2)	-1%
Equity in earnings from PWA	5	(18)	23	128%	16	(71)	87	-123%
Equity in loss from Elliott Cove	(16)	(18)	2	11%	(53)	(51)	(2)	4%
Security gains, net	100	—	100	NA	100	—	100	NA
Other	175	181	(6)	-3%	416	334	82	25%

Total	$2,824	$2,670	$154	6%	$5,246	$4,332	$914	21%

Total other operating income for the second quarter of 2008 was $2.8 million, an increase of $154,000 from $2.7 million in the second quarter of 2007. Total other operating income for the six months ending June 30, 2008 was $5.2 million, an increase of $914,000 from $4.3 million in same period in 2007. This increase is due primarily to increases in income from service charges on deposit accounts.
Service charges on the Company’s deposit accounts decreased by $4,000, or 0%, and increased by $354,000, or 25%, to $888,000 and $1.8 million for the three and six-month periods ending June 30, 2008 and June 30, 2007, respectively. The increase in the six-month period service charges was primarily due to the April 2007 implementation of NSF fees on point-of-sale transactions.
Income from the Company’s purchased receivable products decreased by $131,000, or 20%, and $29,000, or 3%, respectively, for the three and six-month periods ending June 30, 2008 and June 30. 2007. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company expects the income level from this product to decline on a year-over-year comparative basis as the Company expects that some of its customers will move into different products to meet their working capital needs.
Employee benefit plan income from NBG was $352,000 and $659,000 for the three and six-month periods ending June 30, 2008, as compared to $314,000 and $571,000 in the same periods in 2007 for increases of $38,000 and $88,000, or 12% and 15%, respectively. These increases occurred as NBG sold more of its products to a larger client base.
The Company’s electronic banking revenue increased by $65,000, or 29%, and $128,000, or 31%, respectively, to $292,000 and $538,000 for the three and six-month periods ending June 30, 2008 as compared to revenues of $227,000 and $410,000 in the same periods in 2007.

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
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate, RML, increased by $99,000 and $118,000, respectively, to $273,000 and $306,000 during the three and six-month periods ending June 30, 2008 as compared to $174,000 and $188,000 in the same periods in 2007. The increase in earnings resulted from RML’s income increasing due to the increase in mortgage loan originations.
The Company’s share of the earnings from PWA for the three and six-month periods ending June 30, 2008 increased by $23,000 and $87,000 to $5,000 and $16,000 as compared to losses of $18,000 and $71,000, respectively, in the same periods in 2007. These increases are the result of increased client fees earned on PWA’s growing client base coupled with decreased personnel costs.
The Company recognized a $100,000 gain on the sale of one available-for-sale security in May 2008. There were no gains on sales of securities in 2007.
Other income decreased by $6,000 or 3%, during the second quarter of 2008 to $175,000 from $181,000 in the second quarter of 2007. For the six-month period ending June 30, 2008, other income increased $82,000, or 25%, to $416,000 from $334,000 in the same period in 2007. This increase is mainly the result of $56,000 in proceeds received for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc. in the first quarter of 2008.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and six-month periods ending June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,440	$5,161	$279	5%	$10,843	$10,416	$427	4%
Impairment on other real estate owned	977	—	977	100%	977	—	977	100%
Occupancy, net	812	620	192	31%	1,636	1,318	318	24%
Professional and outside services	403	268	135	50%	712	505	207	41%
Marketing	391	469	(78)	-17%	781	928	(147)	-16%
Equipment, net	291	365	(74)	-20%	587	707	(120)	-17%
Intangible asset amortization	88	100	(12)	-12%	176	221	(45)	-20%
Purchased receivable losses	—	—	—	N/A	(13)	245	(258)	-105%
OREO expenses	71	(15)	86	-573%	164	(53)	217	-409%
Other expense	1,918	1,656	262	16%	3,993	3,269	724	22%

Total	$10,391	$8,624	$1,767	20%	$19,856	$17,556	$2,300	13%

Total other operating expense for the second quarter of 2008 was $10.4 million, an increase of $1.8 million from $8.6 million in the second quarter of 2007. This increase is primarily due to a $977,000 impairment taken on OREO, a $279,000 increase in salary and benefits costs, a $192,000 increase in occupancy costs, a $166,000 increase in expenses related to OREO, and a $152,000 increase in FDIC insurance costs. Total other operating expense for the six months ending June 30, 2008 was $19.9 million, an increase of $2.3 million from $17.6 million in same period in 2007. The increase was due primarily to the $977,000 impairment on OREO, a $427,000 increase in salaries and other personnel expense, a $318,000 increase in occupancy expense, a $268,000 increase in FDIC insurance expense, a $217,000 increase in expenses related to OREO, and a $207,000 increase in professional fees and outside services.
Salaries and benefits increased by $279,000, or 5%, and $427,000, or 4%, respectively, for the three and six-month periods ending June 30, 2008 as compared to the same period a year ago due to an increase in employees and salary increases driven by competitive market pressures.
The Company recorded impairment on OREO of $977,000 in the second quarter of 2008 and had no impairment on OREO in 2007. This impairment arose from an adjustment to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects.
Occupancy expense increased by $192,000 or 31%, and $318,000, or 24%, for the three and six-month periods ending June 30, 2008 as compared to the same periods in 2007 due to expenses associated with leases assumed in the purchase of Alaska First in the fourth quarter of 2007 as well as increased rental costs at the Company’s headquarters facility, and lease expense for new office space that the Company began occupying in the fourth quarter of 2007.
Professional and outside services increased by $135,000, or 50%, and $207,000, or 41%, for the three and six-month periods ending June 30, 2008 as compared to the same periods a year ago. The majority of this increase is due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company, fees paid for legal services, and the outsourcing of internal audit work.
Marketing expenses decreased by $78,000, or 17%, and $147,000, or 16%, for the three and six-month periods ending June 30, 2008 as compared to the same periods a year ago primarily due to decreased general advertising costs. Marketing costs related to the Company’s HPC consumer and business products are expected to remain consistent with 2007 through 2008 as the Company also expects that the Bank will increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year.

Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
The Company experienced a $13,000 recovery on one of its purchased receivable accounts during the first quarter of 2008. During the first quarter of 2007, the Company experienced a $245,000 loss on this same purchased receivable. There were no losses or recoveries on purchased receivables in the second quarters of 2008 or 2007.
The Company incurred $71,000 and $164,000 in OREO expenses for the three and six-month periods ending June 30, 2008, respectively, related to OREO property acquired in 2008. The Company earned $15,000 and $53,000, net of expenses, in rental income on OREO properties in the three and six-month periods ending June 30, 2007, respectively. The Company had no rental income from its OREO property in 2008.
Other expense decreased by $262,000, or 16%, for the three-month period ending June 30, 2008 as compared to the same period a year ago. The Company experienced a $152,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. Other expense increased by $724,000, or 22%, for the six-month period ending June 30, 2008 as compared to the same period a year ago. This increase is primarily due to a $267,000 increase in FDIC insurance expense as discussed above, a $194,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies and a $153,000 increase in loan collection costs.
Income Taxes
The provision for income taxes was $367,000 and $1.6 million for the three and six-month periods ending June 30, 2008, respectively, as compared to $1.9 million and $3.5 million, respectively, for the same periods in 2007. The effective tax rates for the three and six-month periods ending June 30, 2008 were 20% and 31%, respectively. The decreases in the tax rates for these periods were primarily due to increased tax exempt income on investments and tax credits relative to the level of taxable income. The Company expects that its tax rate for the rest of 2008 will be approximately similar to the tax rate of the six months ended June 30, 2008.
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
Loans are the highest yielding component of our earning assets. Average loans declined by $15.9 million, or 2%, to $703.8 million in the second quarter of 2008 as compared to $719.6 million in the same period of 2007. This decrease is net of $13.2 million in loans acquired from Alaska First in the fourth quarter of 2007. Loans comprised 79% of total average earning assets for the quarter ending June 30, 2008, compared to 86% of total average earning assets for the quarter ending June 30, 2007. The yield on loans averaged 7.59% for the quarter ended June 30, 2008, compared to 9.44% during the same period in 2007.
The loan portfolio increased by $10.0 million, or 1% from $700.1 million at June 30, 2007 to $710.1 million at June 30, 2008. Loans decreased by $4.7 million, or 1%, from $714.8 million at December 31, 2007, to $710.1 million at June 30, 2008. Commercial loans increased $9.0 million, or 3%, construction loans decreased $22.7 million, or 16%, commercial real estate loans increased $16.7 million, or 7%, and consumer loans increased $7.4 million, or 16%, from June 30, 2007 to June 30, 2008.

In addition, commercial loans increased $10.9 million, or 4%, construction loans decreased $22.4 million, or 16%, commercial real estate loans increased $5.9 million or 2%, and consumer loans increased $687,000, or 1%, from December 31, 2007 to June 30, 2008. The decline in the loan portfolio resulted from a combination of transfers to OREO of $2.9 million and $6.7 million for the three and six-month periods ending June 30, 2008, respectively, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to grow slightly in the future with moderate growth in commercial loans and commercial real estate, decreases in construction loans, and further increases in consumer loans as we sell more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to a further overall decline in its construction loans.
Loan Portfolio Composition: Loans decreased to $710.1 million at June 30, 2008, from $714.8 million at December 31, 2007 and $700.1 million at June 30, 2007. At June 30, 2008, 45% of the portfolio was scheduled to mature over the next 12 months, and 27% was scheduled to mature between July 1, 2009, and June 30, 2013. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 45% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2008		December 31, 2007		June 30, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$295,532	42%	$284,632	40%	$286,574	41%
Construction/development	115,637	16%	138,070	19%	138,352	20%
Commercial real estate	249,123	35%	243,245	34%	232,463	33%
Consumer	51,961	7%	51,274	7%	44,605	6%
Loans in process	255	0%	324	0%	884	0%
Unearned loan fees, net	(2,434)	0%	(2,744)	0%	(2,754)	0%

Total loans	$710,074	100%	$714,801	100%	$700,124	100%

Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and OREO. The following table sets forth information with respect to nonperforming assets:

	June 30, 2008	December 31, 2007	June 30, 2007
		(Dollars in thousands)
Nonaccrual loans	$11,855	$9,673	$5,268
Accruing loans past due 90 days or more	6,199	1,665	4,579
Restructured loans	—	—	36

Total nonperforming loans	18,054	11,338	9,883
Other real estate owned	11,147	4,445	717

Total nonperforming assets	$29,201	$15,783	$10,600

Allowance for loan losses	$13,519	$11,735	$11,841

Nonperforming loans to loans	2.54%	1.59%	1.41%
Nonperforming assets to total assets	2.80%	1.56%	1.12%
Allowance to loans	1.90%	1.64%	1.69%
Allowance to nonperforming loans	75%	104%	120%
OREO increased by $6.7 million to $11.1 million at June 30, 2008 from $4.5 million at December 31, 2007. This increase was primarily the result of the transfer of two residential construction projects and one land development project to OREO in March 2008 and one condominium construction project in June of 2008. OREO increased by $10.4 million from June 30, 2007 to June 30, 2008. This increase was primarily the net result of the transfer of two residential construction projects and one condominium construction project to OREO and the sale of one property in 2007. By December 31, 2007, the Company sold all OREO that it held at June 30, 2007 and recognized gains on sale of $110,000. The Company expects to expend approximately $3.5 million during 2008 to complete construction of these projects.
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
Total nonperforming loans at June 30, 2008, were $18.1 million, or 2.54%, of total loans, an increase of $6.7 million from $11.3 million at December 31, 2007, and an increase of $8.2 million from $9.9 million at June 30, 2007. The increase in the nonperforming loans at June 30, 2008 from the end of 2007 was due in large part to a $4.5 million increase in accruing loans past due 90 days or more that resulted from the removal of substantially all loans classified as 90 days or more past due as of the end of 2007 and the addition of seven residential construction loans totaling $4.1 million and three commercial real estate loans totaling $1.6 million in the second quarter of 2008. In addition to the increase in accruing loans past due 90 days or more, there was a $2.2 million increase in nonaccrual loans that resulted primarily from the addition of four land development projects, five commercial loans, two residential construction loans, and one commercial real estate loan. The addition of these loans was partially offset by the transfer of one land development project and one residential construction project included in nonaccrual loans at the end of 2007 to OREO in March 2008 and the transfer of a condominium construction project to OREO in June of 2008. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair value when they are in a non-performing status, which is accounted for through the calculation of the Allowance.
The increase in nonperforming loans between December 31, 2007 and June 30, 2008 in general has been caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties.

In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As noted above, as a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.
At June 30, 2008, December 31, 2007, and June 30, 2007, the Company had impaired loans of $84.9 million, $51.4 million, and $25.0 million, respectively. A specific allowance of $3.7 million, $3.3 million, and $3.0 million, respectively, was established for these loans for the periods noted. The increase in impaired loans at June 30, 2008, as compared to December 31, 2007, resulted mainly from the addition of a residential construction project, a condominium conversion project, a commercial real estate loan relationship consisting of three loans to one borrower, and a land development loan that were not included in impaired loans at December 31, 2007 and the deletion of one residential construction project that was included in impaired loans at December 31, 2007 but not at June 30, 2008. The increase in impaired loans at December 31, 2007, as compared to June 30, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at June 30, 2007.
Potential Problem Loans: At June 30, 2008 the Company had $19.3 million in potential problem loans, as compared to $7.1 million at June 30, 2007, resulting from the Company adding five loans to the listing of potential problem loans and deleting six loans from this list since June 30, 2007. At December 31, 2007, the Company had potential problem loans of $13.5 million. The increase from December 31, 2007 is primarily the result of the addition of four loans and the deletion of one loan that was listed as a potential problem loan at December 31, 2007. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans.
Analysis of Allowance for Loan Losses and Loan Loss Provision: The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied.
In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.
The Company then estimates an allowance for all loans that are not impaired. This allowance is based on loss factors applied to loans that are quality graded according to an internal risk classification system (“classified loans”). The Company’s internal risk classifications are based in large part upon regulatory definitions for classified loans. The loss factors that the Company applies to each group of loans within the various risk classifications are based on industry standards, historical experience and management’s judgment.
Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process.

Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis.
The Comapny's banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. The Company's regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.
In October of 2007, the Company acquired $13.2 million in loans as a part of its acquisition of Alaska First. The acquisition of these loans did not cause any material changes in the risk characteristics of the Company’s loan portfolio.
The Allowance was $13.5 million, or 1.90% of total loans outstanding, at June 30, 2008, compared to $11.8 million, or 1.69%, of total loans at June 30, 2007 and $11.7 million, or 1.64% of loans, at December 31, 2007. The Company increased its Allowance as a percentage of its total loans outstanding between June 30, 2007 and June 30, 2008 due to the increases in classified and impaired loans. In addition, the Company increased its Allowance during this period to provide a larger balance to cover losses inherent but not yet identified in the rest of its portfolio due to the estimated increased inherent loss in the remaining portfolio. The Allowance represented 75% of non-performing loans at June 30, 2008, as compared to 120% of nonperforming loans at June 30, 2007 and 104% of nonperforming loans at December 31, 2007.
The Company took a provision for loan losses in the amount of $2.0 million for the three-month period ending June 30, 2008 to account for increases in nonperforming loans and the specific allowance for impaired loans.

The following table details activity in the Allowance for the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Balance at beginning of period	$12,571	$11,853	$11,735	$12,125
Charge-offs:
Commercial	534	1,639	1,463	2,860
Construction/development	737	—	816	—
Commercial real estate	—	—	—	—
Consumer	32	40	32	41

Total charge-offs	1,303	1,679	2,311	2,901
Recoveries:
Commercial	166	281	305	772
Construction/development	51	50	51	50
Commercial real estate	—	—	—	—
Consumer	35	3	40	7

Total recoveries	252	334	396	829
Net, (recoveries) charge-offs	1,051	1,345	1,915	2,072
Provision for loan losses	1,999	1,333	3,699	1,788

Balance at end of period	$13,519	$11,841	$13,519	$11,841

The provision for loan losses for the three-month period ending June 30, 2008 was $2.0 million as compared to a provision for loan losses of $1.3 million for the three-month period ending June 30, 2007. The provision for loan losses for the six-month period ending June 30, 2008 was $3.7 million as compared to a provision for loan losses of $1.8 million for the six-month period ending June 30, 2007. During the three-month period ending June 30, 2008, there were $1.1 million in net loan charge-offs as compared to $1.3 million of net loan charge-offs for the same period in 2007. During the six-month period ending June 30, 2008, there were $1.9 million in net loan charge-offs as compared to $2.1 million of net loan charge-offs for the same period in 2007. Loan charge-offs decreased during the three and six-month periods ending June 30, 2007 from $1.7 million and $2.9 million, respectively, to $1.3 million and $2.3 million, respectively, for the three and six-month periods ending June 30, 2008.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance, at June 30, 2008 the Allowance was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $130.4 million at June 30, 2008, a decrease of $31.3 million, or 19%, from $161.7 million at December 31, 2007, and an increase of $51.0 million, or 64%, from $79.4 million at June 30, 2007. The decrease in investments from December 31, 2007 to June 30, 2008 is the result of calls of several agency securities where the funds were placed in short term investments. The increase in investments from June 30, 2007 to June 30, 2008 is primarily due to additional deposit dollars resulting in part from the $47.4 million in deposits acquired by the Company in the Alaska First acquisition, additional deposits by the Company’s largest depositor, and the addition of $25 million in certificates of deposit from the Alaska Permanent Fund. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First in the fourth quarter of 2007. Investment securities designated as available for sale comprised 89% of the investment portfolio at June 30, 2008, 92% at December 31, 2007, and 83% at June 30, 2007, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2008, $47.8 million in securities, or 37%, of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $21.4 million, or 27%, at June 30, 2007. The increase in pledged securities is mainly due to the fact that as of June 30, 2008, the Company has pledged $25.7 million to collateralize Alaska Permanent Fund certificates of deposit. No securities were pledged for Alaska Permanent Fund certificates of deposit as of December 31, 2007 or June 30, 2007.

LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits increased $34.6 million to $902.0 million at June 30, 2008, from $867.4 million at December 31, 2007, and increased $94.2 million from $807.8 million at June 30, 2007. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to implement its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them.
At June 30, 2008, the Company had one longtime depositor with total deposits representing $110.4 million, or 12.2% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2007 or December 31, 2007. Subsequent to the end of the second quarter of 2008, this depositor withdrew $96.0 million from one of its deposit accounts in an effort to diversify its investments. The deposits with this customer have fluctuated significantly in the past. As a result, the Company used its existing overnight investments and drew on its borrowing lines with correspondent banks and the FHLB in the amount of $65 million to fund this withdrawal. As of August 8, 2008, the Company has no borrowings outstanding with correspondent banks and has $20 million outstanding on lines with the Federal Home Loan Bank. The Company has primarily used the sale of available-for-sale securities and the proceeds from maturing short term investments to pay down the borrowing. The Company plans to launch a deposit campaign and possibly liquidate additional short term investments to pay down its borrowing lines.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2008, the Company had $136.8 million in certificates of deposit as compared to certificates of deposit of $94.6 million and $103.5 million, for the periods ending June 30, 2007 and December 31, 2007, respectively. At June 30, 2008, $107.6 million, or 79%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $70 million, or 68%, of total certificates of deposit, at December 31, 2007, and to $58.9 million, or 62%, of total certificates of deposit at June 30, 2007.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at June 30, 2008, was $137.5 million, a decrease of $43.7 million as compared to the balance of $181.2 million at June 30, 2007 and a decrease of $33.8 million from a balance of $171.3 million at December 31, 2007. The Company expects the total balance of the Alaska CD in 2008 to continue to be at lower levels as compared to 2007 as customers move into higher yielding accounts such as term certificates of deposit or other money market accounts.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At June 30, 2008, the Company held $25 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2007 and June 30, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund.

Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At June 30, 2008, the Company’s maximum borrowing line from the FHLB was $121.3 million, approximately 12% of the Company’s assets. At June 30, 2008, there was $1.6 million outstanding on the line and no additional monies committed to secure public deposits. At December 31, 2007 and June 30, 2007, there were outstanding balances on the borrowing line of $1.8 million and $2.0 million, respectively. At December 31, 2007 and June 30, 2007, there were no additional monies committed to secure public deposits. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $8.7 million in other borrowings outstanding at June 30, 2008, as compared to $15 million and $9.3 million in other borrowings outstanding at December 31, 2007 and June 30, 2007. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At June 30, 2008, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2008 and December 31, 2007, the Company’s commitments to extend credit and to provide letters of credit amounted to $167.1 million and $186.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At June 30, 2008, the Company had one longtime depositor with total deposits representing $110.4 million, or 12.2% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2007 or December 31, 2007. Subsequent to the end of the second quarter of 2008, this depositor withdrew $96.0 million from one of its deposit accounts in an effort to diversify its investments. The deposits with this customer have fluctuated significantly in the past. As a result, the Company used its existing liquidity facilities, including sales of overnight investments and borrowing lines with correspondent banks and the FHLB in the amount of $65 million to fund this withdrawal. As of August 8, 2008, the Company has no borrowings outstanding with correspondent banks and has $20 million outstanding on lines with the Federal Home Loan Bank. The Company has primarily used the sale of available-for-sale securities and the proceeds from maturing short term investments to pay down the borrowing. The Company plans to launch a deposit campaign and possibly liquidate additional short term investments to pay down its borrowing lines. As noted above, at June 30, 2008, our maximum borrowing line from the FHLB was equal to $121.3 million, approximately 12% of the Company’s assets. Additionally, the Company has overnight borrowing lines of $20 million with other correspondent banks. The Company also has $98.6 million in available for sale securities as of August 8, 2008 that may be liquidated to meet liquidity needs. Management makes decisions about investing available funds, launching deposit campaigns, acquiring public deposits, liquidating investments, and taking on additional borrowings based on the projected cash needs of the Company.

Shareholders’ Equity
Shareholders’ equity was $101.9 million at June 30, 2008, compared to $101.4 million at December 31, 2007 and $98.2 million at June 30, 2007. The Company earned net income of $1.4 million during the three-month period ending June 30, 2008, issued no shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2008, the Company had approximately 6.3 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. At June 30, 2008, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of June 30, 2008:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.73%	12.01%
Total risk-based capital	8.00%	10.00%	13.99%	13.26%
Leverage ratio	4.00%	5.00%	11.22%	10.60%
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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029. In the three and six-month periods ending June 30, 2008, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at June 30, 2008. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
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

The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 5.83% at June 30, 2008. The interest cost to the Company on these debentures was $121,000 in the quarter ending June 30, 2008 and $172,000 in the same period in 2007. The interest cost to the Company on these debentures was $265,000 for the six months ending June 30, 2008 and $342,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 4.15% at June 30, 2008. The interest cost to the Company on these debentures was $105,000 for the quarter ending June 30, 2008 and $170,000 in the same period in 2007. The interest cost to the Company on these debentures was $257,000 for the six months ending June 30, 2008 and $338,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company assumed an existing loan secured by the building in an amount of approximately $5.0 million and took out a long-term borrowing for $10 million to pay the remaining amount of the purchase price and provide additional funds for the Company. Approximately 40% of the building is leased to other tenants and the Company will continue to occupy the remaining 60% of the building. The Company does not expect that the purchase of the main office facility will have a material effect on its financial condition.
At June 30, 2008, the Company held $11.1 million as OREO as compared to $4.4 million at December 31, 2007 and $717,000 a year ago. The Company expects to expend approximately $3.5 million during 2008 to complete construction of these projects with an estimated completion date of September 30, 2008 for a majority of them.

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
The results of the simulation model at June 30, 2008, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $548,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease in net interest income of approximately $932,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December of 2006, the Company became aware of a lawsuit related to its purchase of NBG. Subsequent to the period ending June 30, 2008, a verdict in this matter was entered in favor of the Company.
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the second quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 1, 2008. The matter voted on by the shareholders was the election of directors.
The following individuals were nominated and elected by the shareholders at the Annual Shareholders’ Meeting held on May 1, 2008 to serve as directors until the 2009 election of directors or until their successors are elected and have qualified:

DIRECTOR	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES
CASH, LARRY S.	4,974,891	658,741	5,633,632	678,175	6,311,807
COPELAND, MARK G.	5,335,621	298,011	5,633,632	678,175	6,311,807
DAVIS, RONALD A.	5,378,938	254,694	5,633,632	678,175	6,311,807
DRABEK, ANTHONY	5,409,793	223,839	5,633,632	678,175	6,311,807
KNUDSON, CHRISTOPHER N.	4,409,529	1,224,103	5,633,632	678,175	6,311,807
LANGLAND, R. MARC	4,359,863	1,273,769	5,633,632	678,175	6,311,807
LOWELL, RICHARD L.	5,383,912	249,720	5,633,632	678,175	6,311,807
ROWAN, IRENE SPARKS	5,395,219	238,413	5,633,632	678,175	6,311,807
SWALLING, JOHN C.	5,431,749	201,883	5,633,632	678,175	6,311,807
WIGHT, DAVID G.	5,404,279	229,353	5,633,632	678,175	6,311,807
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS
10.25	Supplemental Executive Retirement Plan dated July 1, 1994, as amended May 1, 2008, effective as or January 1, 2005(1)

10.26	Deferred Compensation Plan dated January 1, 1995 as amended May 1, 2008, effective as of January 1, 2005(1)

10.27	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended May 1, 2008, effective as of January 1, 2005 (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2008

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
August 8, 2008	By:	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 8, 2008	By:	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)