Form 10-Q
period 2008-09-30
NORTHRIM BANCORP INC
filed 2008-11-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at November 7, 2008 was 6,325,109.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008, DECEMBER 31, 2007, AND SEPTEMBER 30, 2007

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$31,809	$30,767	$26,159
Money market investments	53,766	33,039	78,443
Domestic certificates of deposit	9,500	—	—

Investment securities held to maturity	11,526	11,701	11,702
Investment securities available for sale	102,264	148,009	77,278
Investment in Federal Home Loan Bank stock	2,529	2,003	1,556

Total investment securities	116,319	161,713	90,536
Loans	705,239	714,801	694,949
Allowance for loan losses	(13,656)	(11,735)	(12,074)

Net loans	691,583	703,066	682,875
Purchased receivables, net	15,905	19,437	23,168
Accrued interest receivable	4,561	5,232	5,629
Premises and equipment, net	30,108	15,621	13,910
Goodwill and intangible assets	9,402	9,946	6,656
Other real estate owned	12,261	4,445	717
Other assets	34,077	31,448	30,779

Total Assets	$1,009,291	$1,014,714	$958,872

LIABILITIES
Deposits:
Demand	$244,559	$224,986	$208,441
Interest-bearing demand	104,521	96,455	86,250
Savings	59,723	55,285	51,645
Alaska CDs	115,010	171,341	187,765
Money market	162,820	215,819	187,448
Certificates of deposit less than $100,000	78,828	61,586	58,448
Certificates of deposit greater than $100,000	88,999	41,904	37,612

Total deposits	854,460	867,376	817,609

Borrowings	23,634	16,770	12,698
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,004	10,595	9,703

Total liabilities	905,656	913,299	858,568

Minority interest in subsidiaries	44	24	29

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,315,109, 6,300,256; and 6,317,268 shares issued and outstanding at September 30, 2008, December 31, 2007, and September 30, 2007, respectively	6,315	6,300	6,317
Additional paid-in capital	51,304	50,798	51,094
Retained earnings	46,093	44,068	42,861
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	(121)	225	3

Total shareholders’ equity	103,591	101,391	100,275

Total Liabilities and Shareholders’ Equity	$1,009,291	$1,014,714	$958,872

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$13,189	$16,613	$40,900	$50,370
Interest on investment securities:
Securities available for sale	966	853	3,795	2,614
Securities held to maturity	188	111	353	335
Interest on money market investments	264	893	804	1,506

Total Interest Income	14,607	18,470	45,852	54,825

Interest Expense
Interest expense on deposits and borrowings	3,511	6,058	11,095	17,923

Net Interest Income	11,096	12,412	34,757	36,902

Provision for loan losses	2,000	725	5,699	2,513

Net Interest Income After Provision for Loan Losses	9,096	11,687	29,058	34,389

Other Operating Income
Service charges on deposit accounts	841	873	2,591	2,269
Purchased receivable income	712	744	1,763	1,821
Employee benefit plan income	398	319	1,057	890
Equity in earnings from mortgage affiliate	210	202	516	390
Equity in loss from Elliott Cove	(17)	(20)	(70)	(71)
Other income	845	665	2,378	1,816

Total Other Operating Income	2,989	2,783	8,235	7,115

Other Operating Expense
Salaries and other personnel expense	5,135	5,110	15,978	15,526
Occupancy, net	662	695	2,298	2,013
Loan and other real estate owned expenses	544	74	887	47
Professional and outside services	411	268	1,143	784
Marketing expense	391	468	1,172	1,396
Equipment expense	316	333	903	1,040
Intangible asset amortization expense	89	28	265	249
Impairment on other real estate owned	85	—	1,062	—
Other operating expense	2,049	1,583	5,830	5,060

Total Other Operating Expense	9,682	8,559	29,538	26,115

Income Before Income Taxes and Minority Interest	2,403	5,911	7,755	15,389
Minority interest in subsidiaries	102	85	271	215

Income Before Income Taxes	2,301	5,826	7,484	15,174
Provision for income taxes	751	2,200	2,347	5,677

Net Income	$1,550	$3,626	$5,137	$9,497

Earnings Per Share, Basic	$0.24	$0.57	$0.81	$1.48
Earnings Per Share, Diluted	$0.24	$0.56	$0.78	$1.46

Weighted Average Shares Outstanding, Basic	6,351,210	6,386,334	6,350,166	6,420,054
Weighted Average Shares Outstanding, Diluted	6,539,295	6,480,057	6,545,427	6,515,894
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND
COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total
	(unaudited)
	(Dollar in thousands)
Nine months ending September 30, 2007:
Balance as of January 1, 2007	6,114	$6,114	$46,379	$43,212	$(287)	$95,418

Cash dividend declared	—	—	—	(2,606)	—	(2,606)
Stock dividend	301	301	6,941	(7,242)	—	—
Stock option expense	—	—	415	—	—	415
Exercise of stock options	15	15	105	—	—	120
Excess tax benefits from share-based payment arrangements	—	—	57	—	—	57
Treasury stock buy-back	(113)	(113)	(2,803)	—	—	(2,916)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	290	290

Net Income	—	—	—	9,497	—	9,497

Total Comprehensive Income						9,787

Balance as of September 30, 2007	6,317	$6,317	$51,094	$42,861	$3	$100,275

Nine months ending September 30, 2008:

Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$101,391

Cash dividend declared	—	—	—	(3,112)	—	(3,112)
Stock option expense	—	—	456	—	—	456
Exercise of stock options	15	15	(44)	—	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	94	—	—	94
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(346)	(346)

Net Income	—	—	—	5,137	—	5,137

Total Comprehensive Income						4,791

Balance as of September 30, 2008	6,315	$6,315	$51,304	$46,093	$(121)	$103,591

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$5,137	$9,497

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(146)	—
Depreciation and amortization of premises and equipment	965	845
Amortization of software	135	185
Intangible asset amortization	265	249
Amortization of investment security premium, net of discount accretion	(26)	(435)
Deferred tax (benefit)	(3,108)	(668)
Stock-based compensation	456	415
Excess tax benefits from share-based payment arrangements	(94)	(57)
Deferral of loan fees and costs, net	(88)	(23)
Provision for loan losses	5,699	2,513
Purchased receivable loss (recovery)	(13)	245
(Gain)/loss on sale of other real estate owned	(5)	(28)
Impairment on other real estate owned	1,062	—
Distributions (proceeds) in excess of earnings from RML	(9)	108
Equity in loss from Elliott Cove	70	71
Minority interest in subsidiaries	271	215
(Increase) decrease in accrued interest receivable	671	(713)
(Increase) decrease in other assets	968	(933)
(Decrease) of other liabilities	(1,563)	(461)

Net Cash Provided by Operating Activities	10,647	11,025

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(66,400)	(51,281)
Purchases of investment securities-held-to-maturity	(510)	—
Proceeds from sales/maturities of securities-available-for-sale	111,735	61,929
Proceeds from calls/maturities of securities-held-to-maturity	680	70
Investment in domestic certificates of deposit	(9,500)	—
Investment in Federal Home Loan Bank stock, net	(526)	—
Investment in purchased receivables, net of repayments	3,545	(2,230)
Investments in loans:
Sales of loans and loan participations	6,874	7,438
Loans made, net of repayments	(8,451)	12,016
Proceeds from sale of other real estate owned	697	140
Investment in other real estate owned	(2,121)	—
Loan to Elliott Cove, net of repayments	(71)	(80)
Purchases of premises and equipment	(15,452)	(1,881)
Purchases of software	(94)	(178)

Net Cash Provided by Investing Activities	20,406	25,943

Financing Activities:
(Increase) decrease in deposits	(12,916)	22,705
Increase in borrowings	6,864	6,196
Distributions to minority interests	(251)	(215)
Proceeds from issuance of common stock	—	119
Excess tax benefits from share-based payment arrangements	94	57
Repurchase of common stock	—	(2,915)
Cash dividends paid	(3,075)	(2,595)

Net Cash Provided by Financing Activities	(9,284)	23,352

Net Increase in Cash and Cash Equivalents	21,769	60,320
Cash and cash equivalents at beginning of period	63,806	44,282

Cash and cash equivalents at end of period	$85,575	$104,602

Supplemental Information:
Income taxes paid	$4,555	$6,572

Interest paid	$10,937	$17,786

Transfer of loans to other real estate owned	$7,449	$0

Cash dividends declared but not paid	$36	$11

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2008 and 2007
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company has evaluated the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. Operating results for the interim period ended September 30, 2008, are not necessarily indicative of the results anticipated for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
On January 1, 2008, the Company adopted the following new accounting pronouncements:
— FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements

— FASB Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115
The adoption of SFAS 157 and SFAS 159 did not have any affect on the Company’s financial statements at the date of adoption. For additional information, see Note 10.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133 (“SFAS 161”). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 161 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 161 will impact its financial condition and results of operations.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. FSP 142-3 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and will be adopted prospectively. The Company does not expect that adoption of FSP 142-3 will impact the its financial condition and results of operations.

In June 2008, the FASB issued Financial Accounting Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted retrospectively for all earnings per share calculations. The Company does not expect that adoption of FSP 03-6-1 will have a material impact its financial condition and results of operations.
In October 2008, the FASB issued Financial Accounting Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and must be adopted prospectively. The Company does not expect that adoption of FSP 157-3 will impact its financial condition and results of operations.
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
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management reviews goodwill for impairment by reviewing a number of key market indicators at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. We conducted an impairment analysis to evaluate the carrying value of goodwill as of September 30, 2008. The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. If our impairment analysis indicates that the fair value of the Company is less than its carrying amount, then we will have to write down the amount of goodwill we carry on our balance sheet through a charge to our earnings.
Our impairment analysis estimated the fair value using two methods: an income approach and a market comparison approach. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to also decline, the market value of our Company may not support the carrying value of goodwill.
Based on our analysis, the Company determined that there was no goodwill impairment at September 30, 2008. We will continue to monitor the valuation of the Company to determine whether goodwill is impaired each quarter. No assurance can be given that we will not charge earnings during 2008 for goodwill impairment.

4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2008		December 31, 2007		September 30, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$277,782	39%	$284,632	40%	$297,882	43%
Construction/development	113,842	16%	138,070	19%	141,268	20%
Commercial real estate	263,812	37%	243,245	34%	213,214	31%
Consumer	51,978	7%	51,274	7%	45,472	7%
Loans in process	481	0%	324	0%	113	0%
Unearned loan fees, net	(2,656)	0%	(2,744)	0%	(3,000)	0%

Total loans	$705,239	100%	$714,801	100%	$694,949	100%

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
Our banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.
In October of 2007, the Company acquired $13.2 million in loans as a part of its acquisition of Alaska First. The acquisition of these loans did not cause any material changes in the risk characteristics of the Company’s loan portfolio.
The Company recorded a provision for loan losses in the amount of $2.0 million for the three-month period ending September 30, 2008 to account for increases in nonperforming loans and the specific allowance for impaired loans. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$13,519	$11,841	$11,735	$12,125
Charge-offs:
Commercial	746	146	2,209	3,006
Construction/development	—	—	816	—
Commercial real estate	1,268	599	1,268	599
Consumer	2	2	34	43

Total charge-offs	2,016	747	4,327	3,648
Recoveries:
Commercial	149	251	454	1,023
Construction/development	—	—	51	50
Commercial real estate	—	—	—	—
Consumer	4	4	44	11

Total recoveries	153	255	549	1,084
Net, (recoveries) charge-offs	1,863	492	3,778	2,564
Provision for loan losses	2,000	725	5,699	2,513

Balance at end of period	$13,656	$12,074	$13,656	$12,074

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Nonaccrual loans	$15,747	$9,673	$5,666
Accruing loans past due 90 days or more	4,953	1,665	2,917
Restructured loans	—	—	17

Total nonperforming loans	20,700	11,338	8,600
Other real estate owned	12,261	4,445	717

Total nonperforming assets	$32,961	$15,783	$9,317

Allowance for loan losses	$13,656	$11,735	$12,074

Nonperforming loans to loans	2.94%	1.59%	1.24%
Nonperforming assets to total assets	3.27%	1.56%	0.97%
Allowance to loans	1.94%	1.64%	1.74%
Allowance to nonperforming loans	66%	104%	140%
At September 30, 2008, December 31, 2007, and September 30, 2007, the Company had impaired loans of $87.0 million, $51.4 million, and $40.6 million, respectively. A specific allowance of $4.4 million, $3.3 million, and $3.8 million, respectively, was established for these loans for the periods noted. The increase in impaired loans at September 30, 2008, as compared to December 31, 2007, resulted mainly from the addition of a two condominium conversion projects, two commercial loans, four commercial real estate loan relationships, four residential construction relationships and four land development relationships that were not included in impaired loans at December 31, 2007 and the deletion of one land development project that was included in impaired loans at December 31, 2007 but not at September 30, 2008. The increase in impaired loans at December 31, 2007, as compared to September 30, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at September 30, 2007.
At September 30, 2008, December 31, 2007, and September 30, 2007 the Company held $12.3 million, $4.5 million and $717,000, respectively, as OREO. The Company expects to expend approximately $2.8 million over the next year to complete construction of these projects with an estimated completion date of December 31, 2008 for the majority of them. The Company expects that it will expend a majority of the money for the completion of these projects through the end of the third quarter ending September 30, 2009.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $116.3 million at September 30, 2008, a decrease of $45.4 million, or 28%, from $161.7 million at December 31, 2007, and an increase of $25.8 million, or 28%, from $90.5 million at September 30, 2007. Investment securities designated as available for sale comprised 88% of the investment portfolio at September 30, 2008, 92% at December 31, 2007, and 85% at September 30, 2007, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2008, $66.3 million in securities, or 57%, of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $23.9 million, or 26%, at September 30, 2007.
7. OTHER OPERATING INCOME
The Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, owns a 50.1% interest in NBG. The Company consolidates the balance sheet and income statement of NBG into its financial statements and notes the minority interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending September 30, 2008 and 2007, the Company included employee benefit plan income from NBG of $398,000 and $319,000, respectively, in its Other Operating Income. In the nine-month periods ending September 30, 2008 and 2007, the Company included employee benefit plan income from NBG of $1.1 million and $890,000, respectively, in Other Operating Income.
The Company also owns a 23.5% interest in Residential Mortgage Holding Company, LLC (“RML Holding Company”) through NCIC. In the three-month period ending September 30, 2008, the Company’s earnings from RML Holding Company increased by $8,000 to $210,000 as compared to $202,000 for the three-month period ending September 30, 2007. In the nine-month period ending September 30, 2008, the Company’s earnings from RML Holding Company increased by $126,000 to $516,000 as compared to $390,000 for the nine-month period ending September 30, 2007.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly-owned subsidiary, Northrim Investment Services Company (“NISC”). In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $737,000 as of September 30, 2008. The Company’s share of the loss from Elliott Cove for the third quarter of 2008 was $17,000, as compared to a loss of $20,000 in the third quarter of 2007. In the nine-month period ending September 30, 2008, the Company’s share of the loss from Elliott Cove was $70,000 as compared to a loss of $71,000 for the nine-month period ending September 30, 2007. The losses from Elliott Cove were consistent with the same periods in 2007 for both the three and nine-month periods ending September 30, 2008, and were more than offset by commissions that the Company receives for its sales of Elliott Cove investment products. These commissions are accounted for as other operating income and totaled $69,000 in the third quarter of 2008 and $205,000 for the nine months ending September 30, 2008 as compared to $77,000 in the third quarter of 2007 and $216,000 for the nine months ending September 30, 2007. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. There were no commission payments in the third quarter of 2008 and payments totaled $28,000 for the third quarter of 2007. Total commission payments were $23,000 and $51,000 for the nine-month periods ending September 30, 2008 and 2007, respectively.
The Company also owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”) through NISC. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending September 30, 2008, the Company’s earnings from PWA increased by $39,000 to $16,000 as compared to a loss of $23,000 for the three-month period ending September 30, 2007. During the nine-month period ending September 30, 2008, the Company’s earnings from PWA increased by $127,000 to $32,000 as compared to a loss of $95,000 for the nine-month period ending September 30, 2007.
8. DEPOSIT ACTIVITIES
Total deposits at September 30, 2008 and 2007 were $854.5 million and $817.6 million, respectively. A portion of this increase is due to the fact that the Company acquired $47.7 million in deposits through the acquisition of Alaska First in the fourth quarter of 2007. Additionally, at September 30, 2008, the Company held $45 million in certificates of deposit for the Alaska Permanent Fund Corporation. At September 30, 2007 the Company held no certificates of deposit for the Alaska Permanent Fund. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2008, December 31, 2007 or September 30, 2007.
9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at September 30, 2008 was 488,445, which includes 220,246 shares granted under the 2004 Plan leaving 124,331 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $75,000 and $77,000 on the fair value of restricted stock units and $77,000 and $83,000 on the fair value of stock options for a total of $152,000 and $138,000 in stock-based compensation expense for the three-month periods ending September 30, 2008 and 2007, respectively. For the nine-month periods ending September 30, 2008 and 2007, the Company recognized expense of $226,000 and $165,000, respectively, on the fair value of restricted stock units and $230,000 and $250,000, respectively, on the fair value of stock options for a total of $456,000 and $415,000, respectively, in stock-based compensation expense.
Proceeds from the exercise of stock options for the three months ended September 30, 2008 and 2007 were $53,000 and $93,000, respectively. The Company withheld shares valued at $27,000 and $109,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending September 30, 2008 and 2007, respectively. The Company recognized tax deductions of $4,000 and $24,000 related to the exercise of these stock options during the quarters ended September 30, 2008 and 2007, respectively.
Proceeds from the exercise of stock options for the nine months ended September 30, 2008 and 2007 were $285,000 and $232,000, respectively. The Company withheld shares valued at $314,000 and $113,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the nine-month periods ending September 30, 2008 and 2007, respectively. The Company recognized tax deductions of $94,000 and $57,000 related to the exercise of these stock options during the nine months ended September 30, 2008 and 2007, respectively.

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
On January 1, 2008, the Company also adopted the provisions of SFAS 157. This statement defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurement. This statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards.
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
Available-for-sale Securities: Securities available for sale are recorded at fair value on a recurring basis. Fair values are based on quoted market prices or dealer quotes, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or model-based valuation techniques.
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

The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Available-for-sale securities	$102,264	—	$102,264	—

Total	$102,264	—	$102,264	—

As of and for the three months ending September 30, 2008, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses

Loans measured for impairment[1]	$37,122	—	$25,607	$11,515	$1,211
Other real estate owned[2]	4,055	—	—	4,055	86

Total	$41,177	—	$25,607	$15,570	$1,297

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Northrim Bancorp, Inc.’s (the “Company”) management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margins; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company. The Company also holds a 23.5% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. This division also began operating in Alaska in the second quarter of 2008. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. In the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. Finally, in the third quarter of 2008, the Bank, formed another wholly-owned subsidiary, Northrim Building, LLC (“NBL”), which owns and operates the Company’s main office facility at 3111 C Street in Anchorage. NBL purchased the building in the third quarter of 2008.
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
Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2007. The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policy for the Allowance as a critical accounting policy.
A description of this policy can be found in Note 5 of the Notes to the Financial Statements to this 10-Q. We maintain an allowance for loan losses (the “Allowance”) at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio at the balance sheet date. The Allowance is reported as a reduction of outstanding loan balances and is decreased by loan charge-offs, increased by loan recoveries and increased by provisions for loan losses. Our periodic evaluation of the adequacy of the Allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the Allowance, the Allowance is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At September 30, 2008, in the event that 1 percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $325,000.
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
SUMMARY OF THIRD QUARTER RESULTS
At September 30, 2008, the Company had assets of $1 billion and gross loans of $705.2 million, increases of 5% and 1%, respectively, as compared to the balances for these accounts at September 30, 2007. As compared to balances at December 31, 2007, both total assets and total loans at September 30, 2008 decreased by 1%. The Company’s net income and diluted earnings per share for the three months ended September 30, 2008, were $1.6 million and $0.24, respectively, decreases of 57%, as compared to the same period in 2007. For the quarter ended September 30, 2008 the Company’s net interest income decreased by $1.3 million, or

11%, its provision for loan losses increased by $1.3 million, or 176%, its other operating income increased $206,000, or 7%, and its other operating expenses increased by $1.1 million, or 13%, as compared to the second quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended September 30, 2008, was $1.6 million, or $0.24 per diluted share, decreases of 57%, as compared to net income of $3.6 million and diluted earnings per share of $0.56, respectively, for the third quarter of 2007.
The decrease in net income for the three-month period ending September 30, 2008 as compared to the same period a year ago is the result of a decrease in net interest income of $1.3 million, an increase in the provision for loan losses of $1.3 million, and an increase in other operating expense of $1.1 million as compared to the same period a year ago. The negative effect of these items was partially offset by a $206,000 increase in other operating income for the three-month period ending September 30, 2008 as compared to the same period a year ago and a $1.4 million decrease in tax expense from $2.2 million for the three-month period ending September 30, 2007 to $751,000 for the third quarter of 2008. The decrease in the Company’s net interest income for the third quarter of 2008 was caused by larger declines in the yield of its earning assets as compared to decreases in its cost of funds combined with a shift in earning assets to lower yielding investment securities from higher yielding loans. The net interest income was further negatively impacted by an increase in noninterest earning assets in the form of other real estate owned (“OREO”) and nonaccrual loans that increased by $11.5 million and $10 million, respectively, to balances of $12.3 million and $15.7 million at September 30, 2008 as compared to balances of $717,000 and $5.7 million at September 30, 2007. The provision for loan losses increased by $1.1 million in the third quarter of 2008 to account for the increase in nonperforming loans and the specific allowance for impaired loans. The increase in other operating expense for the third quarter of 2008 is primarily the result of a $470,000 increase in expenses related to loan collection and OREO costs, a $143,000 increase in professional and outside services, a $196,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies, and a $160,000 increase in FDIC insurance costs. The decrease in earnings per diluted share for the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to the decrease in net income in the third quarter of 2008.
Net income for the nine months ended September 30, 2008, was $5.1 million, or $0.78 per diluted share, decreases of 46% and 47%, respectively, as compared to net income of $9.5 million and diluted earnings per share of $1.46, respectively, for the same period in 2007.
The decrease in net income for the nine-month period ending September 30, 2008 as compared to the same period a year ago is the result of a decrease in net interest income of $2.1 million, an increase in the provision for loan losses of $3.2 million, and an increase in other operating expenses of $3.4 million as compared to the same period a year ago. These decreases were partially offset by a $1.1 million increase in other operating income for the nine-month period ending September 30, 2008 which resulted mainly from increased service charges on deposit accounts and increased electronic banking fees. Additionally, tax expense for the nine-month period ending September 30, 2008 decreased by $3.3 million from $5.7 million for the same period in 2007 to $2.3 million. The decrease in the Company’s net interest income and the increase in its provision for loan losses for the nine-month period ending September 30, 2008 were caused by similar factors to those noted above in the discussion of the three-month period ending September 30, 2008. The increase in other operating expense for the nine-month period ending September 30, 2008 is the result of a $1.1 million impairment on OREO, an $840,000 increase in loan collection and OREO costs, a $452,000 increase in salaries and other personnel expense, a $427,000 increase in FDIC insurance expense, a $390,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies, a $341,000 increase in professional and outside services and a $285,000 increase in occupancy expense as compared to the same period in 2007. The decrease in earnings per diluted share for the nine months ending September 30, 2008 as compared to the same period of 2007 was primarily due to the decrease in net income in the nine-month period ending September 30, 2008.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Both the Company’s loans and deposits consist largely of variable interest rate arrangements, with the result that as loans and deposits reprice, the Company can expect fluctuations in net interest income. Net interest income for the third quarter of 2008 decreased $1.3 million, or 11%, to $11.1 million from $12.4 million in the third quarter of 2007 because of larger reductions in the yields on the Company’s loans, accompanied by a smaller decrease in interest expense. Net interest income for the nine-month period ending September 30, 2008 decreased $2.1 million, or 6%, to $34.8 million from $36.9 million in the same period in 2007 due to the same factors that affected net interest income in the three-month period ending September 30, 2008. The following table compares average balances and rates for the quarters ending September 30, 2008 and 2007:

	Three Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2008	2007	$	%	2008	2007	Change
	(Dollars in thousands)
Commercial	$284,317	$292,565	$(8,248)	-3%	7.32%	9.49%	-2.17%
Construction/development	118,832	141,912	(23,080)	-16%	8.02%	11.13%	-3.11%
Commercial real estate	251,864	220,788	31,076	14%	7.38%	8.60%	-1.22%
Consumer	51,874	44,952	6,922	15%	6.85%	7.50%	-0.65%
Other loans	(226)	(1,648)	1,422	-86%

Total loans	706,661	698,569	8,092	1%	7.52%	9.44%	-1.92%

Short-term investments	40,823	69,671	(28,848)	-41%	2.56%	5.01%	-2.45%
Long-term investments	124,986	82,044	42,942	52%	3.88%	4.87%	-0.99%

Total investments	165,809	151,715	14,094	9%	3.55%	4.94%	-1.39%

Interest-earning assets	872,470	850,284	22,186	3%	6.77%	8.63%	-1.86%
Nonearning assets	115,804	93,892	21,912	23%

Total	$988,274	$944,176	$44,098	5%

Interest-bearing liabilities	$649,004	$631,682	$17,322	3%	2.12%	3.80%	-1.68%
Demand deposits	224,290	199,845	24,445	12%
Other liabilities	9,865	12,168	(2,303)	-19%
Equity	105,115	100,481	4,634	5%

Total	$988,274	$944,176	$44,098	5%

Net tax equivalent margin on earning assets					5.10%	5.81%	-0.71%

	Nine Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2008	2007	$	%	2008	2007	Change
	(Dollars in thousands)
Commercial	$282,850	$295,290	$(12,440)	-4%	7.58%	9.49%	-1.91%
Construction/development	125,248	144,506	(19,258)	-13%	8.69%	11.21%	-2.52%
Commercial real estate	247,150	229,171	17,979	8%	7.57%	8.64%	-1.07%
Consumer	51,660	43,723	7,937	18%	6.96%	7.60%	-0.64%
Other loans	(995)	(1,542)	547	-35%

Total loans	705,913	711,148	(5,235)	-1%	7.77%	9.47%	-1.70%

Short-term investments	41,959	39,245	2,714	7%	2.53%	5.06%	-2.53%
Long-term investments	133,193	84,596	48,597	57%	4.31%	4.81%	-0.50%

Total investments	175,152	123,841	51,311	41%	3.90%	4.92%	-1.02%

Interest-earning assets	881,065	834,989	46,076	6%	7.00%	8.80%	-1.80%
Nonearning assets	104,783	89,103	15,680	18%

Total	$985,848	$924,092	$61,756	7%

Interest-bearing liabilities	$664,546	$622,854	$41,692	7%	2.22%	3.84%	-1.62%
Demand deposits	207,551	190,573	16,978	9%
Other liabilities	9,929	12,142	(2,213)	-18%
Equity	103,822	98,523	5,299	5%

Total	$985,848	$924,092	$61,756	7%

Net tax equivalent margin on earning assets					5.31%	5.93%	-0.62%

Interest-earning assets averaged $872.5 million and $881.1 million for the three and nine-month periods ending September 30, 2008, an increase of $22.2 million and $46.1 million, or 3% and 6%, respectively, over the $850.3 and $835.0 million average for the comparable periods in 2007. The tax equivalent yield on interest-earning assets averaged 5.10% and 5.31%, respectively, for the three and nine-month periods ending September 30, 2008, decreases of 71 and 62 basis points, respectively, from 5.81% and 5.93% for the same periods in 2007.
Loans, the largest category of interest-earning assets, increased by $8.1 million, or 1%, to an average of $706.7 million in the third quarter of 2008 from $698.6 million in the third quarter of 2007. During the nine-month period ending September 30, 2008, loans decreased by $5.2 million, or 1%, to an average of $705.9 million from an average of $711.1 million for the nine-month period ending September 30, 2007. Commercial and construction loans decreased by $8.2 million and $23.1 million on average, respectively, between the third quarters of 2008 and 2007. Commercial real estate loans and consumer loans increased by $31.1 million and $6.9 million on average between the third quarters of 2008 and 2007. During the nine-month period ending September 30, 2008, commercial and construction loans decreased by $12.4 million, and $19.3 million, respectively, on average as compared to the nine-month period ending September 30, 2007. Commercial real estate loans and consumer loans increased $18.0 million and $7.9 million, respectively, on average between the nine-month periods ending September 30, 2008 and September 30, 2007. The decline in the loan portfolio resulted from a combination of transfers of loans to OREO for the three and nine-month periods ending September 30, 2008, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to decline slightly in the future with moderate growth in commercial real estate, decreases in commercial and construction loans, and further increases in consumer loans as we market more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. The yield on the loan portfolio averaged 7.52% for the third quarter of 2008, a decrease of 192 basis points from 9.44% over the same quarter a year ago. During the nine-month period ending September 30, 2008, the yield on the loan portfolio averaged 7.77%, a decrease of 170 basis points from 9.47 % over the same nine-month period in 2007.
Average investments increased $14.1 million, or 9%, to $165.8 million for the third quarter of 2008 from $151.7 million in the third quarter of 2007. For the nine-month period ending September 30, 2008, average investments increased $51.3 million, or 41%, to $175.2 million from $123.8 million in the same period in 2007. This increase resulted mainly from additional deposit accounts that generated increased funds for investments. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First Bank & Trust, N.A. (“Alaska First”) in the fourth quarter of 2007.
Interest-bearing liabilities averaged $649.0 million for the third quarter of 2008, an increase of $17.3 million, or 3%, compared to $631.7 million for the same period in 2007. For the nine-month period ending September 30, 2008, interest-bearing liabilities averaged $664.5 million, an increase of $41.7 million, or 7%, compared to $622.9 million for the same period in 2007. This increase resulted in part from the $47.4 million in deposits acquired by the Company in the Alaska First acquisition and the addition of $45 million in certificates of deposit from the Alaska Permanent Fund. The average cost of interest-bearing liabilities decreased 168 basis points to 2.12% for the third quarter of 2008 compared to 3.80% for the third quarter of 2007. The decrease in the average cost of funds in 2008 as compared to 2007 is largely due to the interest rate cuts by the Federal Reserve that began in the third quarter of 2007 and continued through May 2008.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.10% and 5.31%, respectively, for the three and nine-month periods ending September 30, 2008 as compared to 5.81% and 5.93% for the same periods in 2007. During both the three and nine-month periods ending September 30, 2008, the yield on the Company’s loans decreased due to lower yields in commercial, construction and consumer loans while its funding costs also experienced a decrease due to a decline in interest rates as noted above. In both the three and nine-month periods ending September 30, 2008, the yield on the Company’s earning assets declined by more than the cost of its interest-bearing liabilities. As loan volume declined in the both periods, investment volume increased as compared to the same periods a year ago. However, the yields on the Company’s investments averaged 3.55% and 3.90% for the three and nine-month periods ending September 30, 2008, respectively, as compared to average yields on its loans of 7.52% and 7.77%, respectively, for the same periods. This shift from higher yielding to lower yielding assets and increased OREO and nonaccrual loan balances had a negative effect on the Company’s net tax equivalent margin.
OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, fees and other items as well as gains from the sale of securities. Set forth below is the change in Other Operating Income between the three and nine-month periods ending September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$841	$873	$(32)	-4%	$2,591	$2,269	$322	14%
Purchased receivable income	712	744	(32)	-4%	1,763	1,820	(57)	-3%
Employee benefit plan income	398	319	79	25%	1,057	890	167	19%
Electronic banking fees	343	233	110	47%	881	642	239	37%
Equity in earnings from mortgage affiliate	210	202	8	4%	516	390	126	32%
Merchant credit card transaction fees	134	152	(18)	-12%	351	371	(20)	-5%
Loan servicing fees	105	123	(18)	-15%	355	383	(28)	-7%
Equity in earnings from PWA	16	(23)	39	170%	32	(95)	127	-134%
Equity in loss from Elliott Cove	(17)	(20)	3	15%	(70)	(71)	1	-1%
Security gains, net	46	—	46	NA	146	—	146	NA
Other	201	180	21	12%	613	516	97	19%

Total	$2,989	$2,783	$206	7%	$8,235	$7,115	$1,120	16%

Total other operating income for the third quarter of 2008 was $3.0 million, an increase of $206,000 from $2.8 million in the third quarter of 2007. Total other operating income for the nine months ending September 30, 2008 was $8.2 million, an increase of $1.1 million from $7.1 million in same period in 2007. This increase is due primarily to increases in income from service charges on deposit accounts and increased electronic banking fees.
Service charges on the Company’s deposit accounts decreased by $32,000, or 4%, and increased by $322,000, or 14%, to $841,000 and $2.6 million for the three and nine-month periods ending September 30, 2008, as compared to $873,000 and $2.3 million for the three and nine-month periods ending September 30, 2007, respectively. The increase in the nine-month period in service charges was primarily due to the April 2007 implementation of NSF fees on point-of-sale transactions.
Income from the Company’s purchased receivable products decreased by $32,000, or 4%, and $57,000, or 3%, respectively, for the three and nine-month periods ending September 30, 2008 as compared to the same periods ending in September 30, 2007. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company expects the income level from this product to decline on a year-over-year comparative basis as the Company expects that some of its customers will move into different products to meet their working capital needs.
Employee benefit plan income from NBG was $398,000 and $1.1 million for the three and nine-month periods ending September 30, 2008, as compared to $319,000 and $890,000 in the same periods in 2007 for increases of $79,000 and $167,000, or 25% and 19%, respectively. These increases are a reflection of NBG’s ability to provide additional products and services to an increasing client base

The Company’s electronic banking revenue increased by $110,000, or 47%, and $239,000, or 37%, respectively, to $343,000 and $881,000 for the three and nine-month periods ending September 30, 2008 as compared to revenues of $233,000 and $642,000 in the same periods in 2007. These increases resulted from additional fees collected from increased point of sale and ATM transactions. The point of sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the HPC product and overall continued increased usage of point of sale by the entire customer base.
The Company’s share of the earnings from its 23.5% interest in its mortgage affiliate, RML, increased by $8,000 and $126,000, respectively, to $210,000 and $516,000 during the three and nine-month periods ending September 30, 2008 as compared to $202,000 and $390,000 in the same periods in 2007. The increase in earnings resulted from RML’s income increasing due to the increase in mortgage loan originations and a reduction in its costs.
The Company’s share of the earnings from its 24% interest in PWA for the three and nine-month periods ending September 30, 2008 increased by $39,000 and $127,000 to $16,000 and $32,000 as compared to losses of $23,000 and $95,000, respectively, in the same periods in 2007. These increases are the result of increased client fees earned on PWA’s growing client base coupled with decreased personnel costs.
The Company recognized gain on sales of available-for-sale securities of $46,000 and $146,000 for the three and nine-month periods ending September 30, 2008, respectively. There were no gains on sales of securities in 2007.
Other income increased by $21,000 or 12%, during the third quarter of 2008 to $201,000 from $180,000 in the third quarter of 2007. This increase is the result of increased fee income collected on customer certificates of deposit placed at other financial institutions through the Certificate of Deposit Account Registry Service (“CDARS”). For the nine-month period ending September 30, 2008, other income increased $97,000, or 19%, to $613,000 from $516,000 in the same period in 2007. This increase is the result of increased fee income collected on customer certificates of deposit placed at other financial institutions through CDARS and proceeds received for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc. in the first quarter of 2008.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and nine-month periods ending September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,135	$5,110	$25	0%	$15,978	$15,526	$452	3%
Occupancy, net	662	695	(33)	-5%	2,298	2,013	285	14%
Professional and outside services	411	268	143	53%	1,143	784	359	46%
Marketing	391	468	(77)	-16%	1,172	1,396	(224)	-16%
Equipment, net	316	333	(17)	-5%	903	1,040	(137)	-13%
Loan and other real estate owned expe	544	74	470	635%	887	47	840	1787%
Intangible asset amortization	89	28	61	218%	265	249	16	6%
Impairment on other real estate owned	85	—	85	100%	1,062	—	1,062	100%
Purchased receivable losses	—	—	—	N/A	(13)	245	(258)	-105%
Other expense	2,049	1,583	466	29%	5,843	4,815	1,028	21%

Total	$9,682	$8,559	$1,123	13%	$29,538	$26,115	$3,423	13%

Total other operating expense for the third quarter of 2008 was $9.7 million, an increase of $1.1 million from $8.6 million in the third quarter of 2007. This increase is primarily due to a $296,000 increase in expenses related to OREO, a $134,000 increase in professional and outside services, a $196,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies, a $166,000 increase in expenses related to loans, and a $160,000 increase in FDIC insurance costs. Total other operating expense for the nine months ending September 30, 2008 was $29.5 million, an increase of $3.4 million from $26.1 million in same period in 2007. The increase was due primarily to a $1.1 million impairment on OREO, a $513,000 increase in expenses related to OREO, a $452,000 increase in salaries and other personnel expense, a $427,000 increase in FDIC insurance expense, a $390,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies, a $341,000 increase in professional and outside services, a $285,000 increase in occupancy expense, and a $319,000 increase in expenses related to loans.
Salaries and benefits increased by $25,000 and $452,000, respectively, for the three and nine-month periods ending September 30, 2008 as compared to the same period a year ago due to an increase in employees and salary increases driven by competitive market pressures.
Occupancy expense decreased by $33,000, or 5%, for the three-month period ending September 30, 2008 as compared to the same periods in 2007 as a result of the Company’s acquisition of its main office facility for $12.9 million on July 1, 2008. Occupancy expense increased by $285,000, or 14%, for the nine-month period ending September 30, 2008 due to expenses associated with leases assumed in the purchase of Alaska First in the fourth quarter of 2007 as well as increased rental costs at the Company’s headquarters facility that were incurred prior to the Company’s purchase of this building, and lease expense for new office space that the Company began occupying in the fourth quarter of 2007.
Professional and outside services increased by $143,000, or 53%, and $359,000, or 46%, for the three and nine-month periods ending September 30, 2008 as compared to the same periods a year ago. The majority of this increase is due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company, fees paid for legal services, and the outsourcing of internal audit work.
Marketing expenses decreased by $77,000, or 16%, and $224,000, or 16%, for the three and nine-month periods ending September 30, 2008 as compared to the same periods a year ago primarily due to decreased general advertising costs. Marketing costs related to the Company’s HPC consumer and business products are expected to remain consistent with 2007 through 2008 as the Company also expects that the Bank will increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
The Company incurred $544,000 and $887,000 in loan collection and OREO expenses for the three and nine-month periods ending September 30, 2008, respectively. A majority of this increase is related to payment of taxes and insurance for OREO properties and loans that are in the process of collection. The Company incurred $74,000 and $47,000, net of rental income on OREO properties, in loan and OREO expenses in the three and nine-month periods ending September 30, 2007, respectively. The Company recognized no rental income on OREO property in 2008.
The Company recorded impairment on OREO of $85,000 in the third quarter of 2008 and $1.1 million in the nine-month period ending September 30, 2008. The Company had no impairment on OREO in 2007. This impairment arose from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects.
The Company experienced a $13,000 recovery on one of its purchased receivable accounts during the first quarter of 2008. During the first quarter of 2007, the Company experienced a $245,000 loss on this same purchased receivable. There were no losses or recoveries on purchased receivables in the third quarters of 2008 or 2007.
Other expense increased by $466,000, or 29%, for the three-month period ending September 30, 2008 as compared to the same period a year ago. This increase is due to a $196,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies and a $160,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. Other expense increased by $1.0 million, or 21%, for the nine-month period ending September 30, 2008 as compared to the same period a year ago. This increase is primarily due to a $427,000 increase in FDIC insurance expense as discussed above and a $390,000 increase in insurance expense attributable to decreases in the cash surrender value of assets held under the Company’s Keyman insurance.
Income Taxes
The provision for income taxes was $751,000 and $2.3 million for the three and nine-month periods ending September 30, 2008, respectively, as compared to $2.2 million and $5.7 million, respectively, for the same periods in 2007. The effective tax rates for the three and nine-month periods ending September 30, 2008 were 33% and 31%, respectively. The effective tax rates for the three and nine-month periods ending September 30, 2007 were 38% and 37%, respectively. The decreases in the tax rates for these periods were primarily due to increased tax exempt income on investments and tax credits relative to the level of taxable income. The Company expects that its tax rate for the rest of 2008 will be approximately similar to the tax rate of the nine months ended September 30, 2008.
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

Loans are the highest yielding component of our earning assets. Average loans declined by $8.1 million, or 1%, to $706.7 million in the third quarter of 2008 as compared to $698.6 million in the same period of 2007. This decrease is net of $13.2 million in loans acquired from Alaska First in the fourth quarter of 2007. Loans comprised 81% of total average earning assets for the quarter ending September 30, 2008, compared to 82% of total average earning assets for the quarter ending September 30, 2007. The yield on loans averaged 7.52% for the quarter ended September 30, 2008, compared to 9.44% during the same period in 2007.
The loan portfolio increased by $10.3 million, or 1%, from $694.9 million at September 30, 2007 to $705.2 million at September 30, 2008. Loans decreased by $9.6 million, or 1%, from $714.8 million at December 31, 2007, to $705.2 million at September 30, 2008. Commercial loans decreased $20.1 million, or 7%, construction loans decreased $27.4 million, or 19%, commercial real estate loans increased $50.6 million, or 24%, and consumer loans increased $6.5 million, or 14%, from September 30, 2007 to September 30, 2008. In addition, commercial loans decreased $6.9 million, or 2%, construction loans decreased $24.2 million, or 18%, commercial real estate loans increased $20.1 million, or 8%, and consumer loans increased $704,000, or 1%, from December 31, 2007 to September 30, 2008. The decline in the loan portfolio resulted from a combination of transfers to OREO of $824,000 and $7.5 million for the three and nine-month periods ending September 30, 2008, respectively, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to decline slightly in the future with moderate growth in commercial real estate, decreases in commercial and construction loans, and further increases in consumer loans as we market more consumer loans to the larger consumer account base that we have developed with the High Performance Checking (“HPC”) product. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2008 due to a decline in available building and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to a further overall decline in its construction loans.
Loan Portfolio Composition: Loans decreased to $705.2 million at September 30, 2008, from $714.8 million at December 31, 2007 and increased from $694.9 million at September 30, 2007. At September 30, 2008, 42% of the portfolio was scheduled to mature over the next 12 months, and 28% was scheduled to mature between October 1, 2009, and September 30, 2013. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 42% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2008		December 31, 2007		September 30, 2007
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$277,782	39%	$284,632	40%	$297,882	43%
Construction/development	113,842	16%	138,070	19%	141,268	20%
Commercial real estate	263,812	37%	243,245	34%	213,214	31%
Consumer	51,978	7%	51,274	7%	45,472	7%
Loans in process	481	0%	324	0%	113	0%
Unearned loan fees, net	(2,656)	0%	(2,744)	0%	(3,000)	0%

Total loans	$705,239	100%	$714,801	100%	$694,949	100%

Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and OREO. The following table sets forth information with respect to nonperforming assets:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Nonaccrual loans	$15,747	$9,673	$5,666
Accruing loans past due 90 days or more	4,953	1,665	2,917
Restructured loans	—	—	17

Total nonperforming loans	20,700	11,338	8,600
Other real estate owned	12,261	4,445	717

Total nonperforming assets	$32,961	$15,783	$9,317

Allowance for loan losses	$13,656	$11,735	$12,074

Nonperforming loans to loans	2.94%	1.59%	1.24%
Nonperforming assets to total assets	3.27%	1.56%	0.97%
Allowance to loans	1.94%	1.64%	1.74%
Allowance to nonperforming loans	66%	104%	140%
OREO increased by $7.9 million to $12.3 million at September 30, 2008 from $4.4 million at December 31, 2007. This increase was primarily the result of the transfer of two residential construction projects and one land development project to OREO in March 2008, one condominium construction project in June of 2008 and two residential construction projects in September 2008. OREO increased by $11.5 million from September 30, 2007 to September 30, 2008. This increase was primarily the net result of the above activity and the sale of one property in 2007. By December 31, 2007, the Company sold all OREO that it held at September 30, 2007 and recognized gains on sale of $110,000. At September 30, 2008, the OREO portfolio consists of a $2.2 million, 3-story 20-unit condominium project which is scheduled to be completed in the fourth quarter of 2008, a $1.7 million lot development project adjacent to a $3.7 million, 22-unit townhome-style condominium project that is scheduled to go on the market next month, a $3.1 million single-family housing development project for 7 homes and 33 lots, and four other small residential construction projects totaling approximately $1 million. The Company expects to expend approximately $2.8 million over the next year to complete construction of these projects with an estimated completion date of December 31, 2008 for the majority of them. The Company expects that it will expend a majority of the money for the completion of these projects through the end of the third quarter ending September 30, 2009.
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
Total nonperforming loans at September 30, 2008, were $20.7 million, or 2.94%, of total loans, an increase of $9.4 million from $11.3 million at December 31, 2007, and an increase of $12.1 million from $8.6 million at September 30, 2007. The increase in the nonperforming loans at September 30, 2008 from the end of 2007 was partially due to a $6.0 million increase in nonaccrual loans that resulted from the addition of twenty residential construction loans, three land development loans, three commercial loans, and two commercial real estate loans. The addition of these loans was partially offset by the transfer of one land development project and one residential construction project included in nonaccrual loans at the end of 2007 to OREO in March 2008. Additionally, there was a $3.3 million increase in accruing loans past due 90 days or more that resulted from the addition of one land development loan, four commercial real estate loans and six residential construction loans in the nine months ending September 30, 2008 net of the removal of substantially all loans classified as 90 days or more past due as of the end of 2007. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair value when they are in a non-performing status, which is accounted for through the calculation of the Allowance.
The increase in nonperforming loans between December 31, 2007 and September 30, 2008 in general has been caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties. In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As noted above, as a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.
At September 30, 2008, December 31, 2007, and September 30, 2007, the Company had impaired loans of $87.0 million, $51.4 million, and $40.6 million, respectively. A specific allowance of $4.4 million, $3.3 million, and $3.8 million, respectively, was established for these loans for the periods noted. The increase in impaired loans at September 30, 2008, as compared to December 31, 2007, resulted mainly from the addition of a two condominium conversion projects, two commercial loans, four commercial real estate loan relationships, four residential construction relationships and four land development relationships that were not included in impaired loans at December 31, 2007 and the deletion of one land development project that was included in impaired loans at December 31, 2007 but not at September 30, 2008. The increase in impaired loans at December 31, 2007, as compared to September 30, 2007, resulted mainly from the addition of two residential land development loans that were not included in impaired loans at September 30, 2007.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans. At September 30, 2008 the Company had $26.2 million in potential problem loans, as compared to $9.7 million at September 30, 2007. This increase is mainly the result of the addition of one condominium conversion project, two commercial loans, two residential construction development projects, and one land development project since September 30, 2007. No loans that were classified as potential problem loans at September 30, 2007 are included at September 30, 2008. The majority of the loans included in potential problem loans at September 30, 2007 are included in OREO at September 30, 2008. At December 31, 2007, the Company had potential problem loans of $13.5 million. The increase from December 31, 2007 is primarily the result of the addition of two commercial loans, two residential construction development projects, and one land development project and the removal of one condominium conversion project since December 31, 2007.
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
In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. With regard to our appraisal process, the Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.
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
Our banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.
In October of 2007, the Company acquired $13.2 million in loans as a part of its acquisition of Alaska First. The acquisition of these loans did not cause any material changes in the risk characteristics of the Company’s loan portfolio.
The Allowance was $13.7 million, or 1.94%, of total loans outstanding, at September 30, 2008, compared to $12.1 million, or 1.74%, of total loans at September 30, 2007 and $11.7 million, or 1.64% of loans, at December 31, 2007. The Company increased its Allowance as a percentage of its total loans outstanding between September 30, 2007 and September 30, 2008 due to the increases in classified and impaired loans. In addition, the Company increased its Allowance during this period to provide a larger balance to cover losses inherent but not yet identified in the rest of its portfolio due to the estimated increased inherent loss in the remaining portfolio. The Allowance represented 66% of non-performing loans at September 30, 2008, as compared to 140% of nonperforming loans at September 30, 2007 and 104% of nonperforming loans at December 31, 2007.

The Company recorded a provision for loan losses in the amount of $2.0 million for the three-month period ending September 30, 2008 to account for increases in nonperforming loans and the specific allowance for impaired loans. The Company anticipates that there may be further increases in non-performing loans that will require additional provision for loan losses in the future and decrease the Company’s future liquidity and cash flow. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Balance at beginning of period	$13,519	$11,841	$11,735	$12,125
Charge-offs:
Commercial	746	146	2,209	3,006
Construction/development	—	—	816	—
Commercial real estate	1,268	599	1,268	599
Consumer	2	2	34	43

Total charge-offs	2,016	747	4,327	3,648
Recoveries:
Commercial	149	251	454	1,023
Construction/development	—	—	51	50
Commercial real estate	—	—	—	—
Consumer	4	4	44	11

Total recoveries	153	255	549	1,084
Net, (recoveries) charge-offs	1,863	492	3,778	2,564
Provision for loan losses	2,000	725	5,699	2,513

Balance at end of period	$13,656	$12,074	$13,656	$12,074

The provision for loan losses for the three-month period ending September 30, 2008 was $2.0 million as compared to a provision for loan losses of $725,000 for the three-month period ending September 30, 2007. The provision for loan losses for the nine-month period ending September 30, 2008 was $5.7 million as compared to a provision for loan losses of $2.5 million for the nine-month period ending September 30, 2007. During the three-month period ending September 30, 2008, there were $1.9 million in net loan charge-offs as compared to $492,000 of net loan charge-offs for the same period in 2007. During the nine-month period ending September 30, 2008, there were $3.8 million in net loan charge-offs as compared to $2.6 million of net loan charge-offs for the same period in 2007. Loan charge-offs increased during the three and nine-month periods ending September 30, 2007 from $747,000 and $3.6 million, respectively, to $2.0 million and $4.3 million, respectively, for the three and nine-month periods ending September 30, 2008. Loan charge-offs increased during the three and nine-month periods ending September 30, 2008 as compared to the same periods in 2007 in part due to approximately $1.2 million in charge-offs taken on loans that subsequently moved to OREO in 2008. There were no charge offs related to loans that were subsequently moved to OREO during the three and nine-month periods ending September 30, 2008.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance, at September 30, 2008 the Allowance was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $116.3 million at September 30, 2008, a decrease of $45.4 million, or 28%, from $161.7 million at December 31, 2007, and an increase of $24.8 million, or 32%, from $90.5 million at September 30, 2007. The decrease in investments from December 31, 2007 to September 30, 2008 is the result of calls of several agency securities where the funds were placed in short term investments and the sale of two available-for-sale securities in the third quarter. The increase in investments from September 30, 2007 to September 30, 2008 is primarily due to additional deposit dollars that funded these investments and resulted in part from the $47.4 million in deposits acquired by the Company in the Alaska First acquisition and the addition of $45 million in certificates of deposit from the Alaska Permanent Fund. Additionally, the Company acquired $23.8 million in investments when it purchased Alaska First in the fourth quarter of 2007.

Investment securities designated as available-for-sale comprised 88% of the investment portfolio at September 30, 2008, 92% at December 31, 2007, and 85% at September 30, 2007, and are available to meet liquidity requirements. Both available-for-sale and held-to-maturity securities may be pledged as collateral to secure public deposits. At September 30, 2008, $66.3 million in securities, or 57% of the investment portfolio was pledged, as compared to $32.4 million, or 20%, at December 31, 2007, and $23.9 million, or 26%, at September 30, 2007. The increase in pledged securities is mainly due to the fact that as of September 30, 2008, the Company has pledged $46.4 million to collateralize Alaska Permanent Fund certificates of deposit. No securities were pledged for Alaska Permanent Fund certificates of deposit as of December 31, 2007 or September 30, 2007.
The company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively.
Goodwill
As noted in Note 3, the Company has recorded $6.9 million and $2.1 million of goodwill related to the acquisition of branches from Bank of America in 1999 and the acquisition of Alaska Trust in 2007, respectively. The Company reviews goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. We conducted an impairment analysis to evaluate the carrying value of goodwill and determined that there was no goodwill impairment at September 30, 2008.
Based on the Company’s stock price on October 31, 2008, the Company’s market capitalization was $83.3 million, which was approximately $20 million less than the Company’s book value at October 31, 2008. If the Company’s market capitalization is less than its book value throughout the fourth quarter of 2008, the Company will reevaluate whether or not goodwill is impaired. No assurance can be given that we will not take a charge to our earnings for the fourth quarter ending December 31, 2008, for goodwill impairment.
LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $12.9 million to $854.5 million at September 30, 2008, from $867.4 million at December 31, 2007, and increased $36.9 million from $817.6 million at September 30, 2007. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to market its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2008, December 31, 2007 or September 30, 2007.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2008, the Company had $167.8 million in certificates of deposit as compared to certificates of deposit of $96.1 million and $103.5 million, for the periods ending September 30, 2007 and December 31, 2007, respectively. At September 30, 2008, $141.0 million, or 84%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $70 million, or 68%, of total certificates of deposit, at December 31, 2007, and to $57.5 million, or 60%, of total certificates of deposit at September 30, 2007.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at September 30, 2008, was $115.0 million, a decrease of $72.8 million as compared to the balance of $187.8 million at

September 30, 2007 and a decrease of $56.3 million from a balance of $171.3 million at December 31, 2007. The Company expects the total balance of the Alaska CD in 2008 to continue to be at lower levels as compared to 2007 as customers move into higher yielding accounts such as term certificates of deposit.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At September 30, 2008, the Company held $45 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2007 and June 30, 2007, the Company held no certificates of deposit for the Alaska Permanent Fund.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At September 30, 2008, the Company’s maximum borrowing line from the FHLB was $121.3 million, approximately 12% of the Company’s assets. At September 30, 2008, December 31, 2007 and September 30, 2007 there were outstanding balances on the borrowing line of $11.3 million, $1.8 million and $1.9 million, respectively, and there were no additional monies committed to secure public deposits. The increases in the outstanding balance of $9.5 million and $9.4 million from December 31, 2007 and September 30, 2007, respectively, are the result of an additional draw on the line to fund the Company’s acquisition of its main office facility on July 1, 2008. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
In addition to the borrowings from the FHLB, the Company had $12.3 million in other borrowings outstanding at September 30, 2008, as compared to $15 million and $10.8 million in other borrowings outstanding at December 31, 2007 and September 30, 2007. In each time period, the other borrowings consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At September 30, 2008, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items — Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2008 and December 31, 2007, the Company’s commitments to extend credit and to provide letters of credit amounted to $180.0 million and $187.0 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In July 2008, the Company used its existing liquidity facilities, including sales of overnight investments and borrowing lines with correspondent banks and the FHLB in the amount of $65 million to fund a large withdrawal made by one customer. As of September 30, 2008, the Company has paid off all borrowing lines that were used to fund this withdrawal.
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $85.6 million of cash and cash equivalents, $9.5 million of domestic certificates of deposit, and $36.0 million in unpledged available-for-sale securities held at September 30, 2008, the Company has additional funding sources which include federal fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle of approximately $115 million as of September 30, 2008.
Shareholders’ Equity
Shareholders’ equity was $103.6 million at September 30, 2008, compared to $101.4 million at December 31, 2007 and $100.3 million at September 30, 2007. The Company earned net income of $1.6 million during the three-month period ending September 30, 2008, issued 3,302 shares through the exercise of stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2008, the Company had approximately 6.3 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company is subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. At September 30, 2008, the Company and the Bank met all applicable capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of September 15, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements as of September 30, 2008:

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	12.80%	11.91%
Total risk-based capital	8.00%	10.00%	14.05%	13.17%
Leverage ratio	4.00%	5.00%	11.46%	10.68%
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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029 shares. In the three and nine-month periods ending September 30, 2008, the Company did not repurchase any of its shares, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at September 30, 2008. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 5.95% at September 30, 2008. The interest cost to the Company on these debentures was $120,000 in the quarter ending September 30, 2008 and $176,000 in the same period in 2007. The interest cost to the Company on these debentures was $386,000 for the nine months ending September 30, 2008 and $518,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 4.19% at September 30, 2008. The interest cost to the Company on these debentures was $105,000 for the quarter ending September 30, 2008 and $173,000 in the same period in 2007. The interest cost to the Company on these debentures was $362,000 for the nine months ending September 30, 2008 and $512,000 in the same period in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
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
At September 30, 2008, the Company held $12.3 million as OREO as compared to $4.4 million at December 31, 2007 and $717,000 a year ago. The Company expects to expend approximately $2.8 million over the next year to complete construction of these projects with an estimated completion date of December 31, 2008 for a majority of them. The Company expects that it will expend a majority of the money for the completion of these projects through the end of the 3rd quarter ending 9/30/09.
REGULATIONS
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this voluntary capital purchase program are as follows for a participating bank:
•	Issue non-voting preferred stock with a liquidation preference of $1,000 per share, senior to all other classes of preferred stock (if any) and common stock;

•	Pay 5% cumulative dividends on the Treasury’s preferred stock for the first five years, and then 9% cumulative dividends thereafter,

•	Cannot increase common stock dividends for three years while Treasury is an investor,

•	Cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital,

•	Must receive Treasury’s consent to buy back their own stock,

•	Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank, and

•	Participating bank executives must agree to certain compensation restrictions and restrictions on the amount of executive compensation which is tax deductible.
The terms of this Treasury voluntary capital purchase program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. After careful consideration, the Company has decided not to participate in the program since it does not need additional capital and the program would be dilutive to existing shareholders.
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase the Company’s expenses. The Company was assessed a $184,000 quarterly premium for the third quarter 2008 at the current 7 basis point assessment rate.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. In the event that the Bank’s funding costs are increased or the availability of funds from the Federal Reserve is reduced it could have a negative effect on the Company’s earnings and results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and credit risks are the most significant market risks which affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate allowance for credit losses to mitigate credit risk.
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
The results of the simulation model at September 30, 2008, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $744,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience a decrease in net interest income of approximately $908,000 over the next 12 months.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December of 2006, the Company became aware of a lawsuit related to its purchase of Northrim Benefits Group, LLC. A verdict in this matter was entered in favor of the Company in July 2008.
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors have not materially changed, except as noted below.
The Company May Be Adversely Effected By The FDIC’s Recently Announced Temporary Liquidity Guarantee Program
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase the Company’s expenses. The Company was assessed a $184,000 quarterly premium for the third quarter 2008 at the current 7 basis point assessment rate which is expected to increase to 14 basis points in the fourth quarter of 2008.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. In the event that the Bank’s funding costs are increased or the availability of funds from the Federal Reserve is reduced it could have a negative effect on the Company’s earnings and results of operations.
The Company May Be Adversely Affected by Current Economic and Market Conditions
The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Company in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Company’s exposure to credit risk. Treasury and FDIC programs have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the

Company’s participation or access to such programs and their subsequent impact on the Company also remain uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the third quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2008.
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

NORTHRIM BANCORP, INC.

November 7, 2008	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

November 7, 2008	By	/s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)