Form 10-K
period 2008-12-31
NORTHRIM BANCORP INC
filed 2009-03-13
CIK 1163370

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2008, was $110,642,670.

The number of shares of registrant’s common stock outstanding at March 1, 2009, was 6,332,236.

Documents incorporated by reference and parts of Form 10-K into which incorporated: The portions of the Proxy Statement for Northrim BanCorp’s Annual Shareholders’ Meeting to be held on May 14, 2009, referenced in Part III of this Form 10-K are incorporated by reference therein.

Northrim BanCorp, Inc.

Page

Northrim BanCorp, Inc.
About the Company	1

Financial Section
Selected Financial Data	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Report of Independent Registered Public Accounting Firm	34
Consolidated Financial Statements	36
Notes to Consolidated Financial Statements	40
Annual Report on Form 10-K	71
EX-10.28
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

i

Northrim BanCorp, Inc.
About the Company

Overview

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with five wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company; Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company, and Northrim Building LLC (“NBL”), which owns and operates the Company’s main office facility at 3111 C Street in Anchorage. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington.

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

We have grown to be the third largest commercial bank in Alaska and the second largest in Anchorage in terms of deposits, with $843.3 million in total deposits and over $1 billion in total assets at December 31, 2008. Through our 11 branches, we are accessible by approximately 67% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, four smaller branches, and one supermarket branch. We continue to explore for future branching opportunities in this market.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. In the second quarter of 2008, we opened another branch in Fairbanks that is located within a large newly developed retail area.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

Elliott Cove Capital Management LLC

As of December 31, 2008, the Company owned a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $557,000 as of December 31, 2008.

As of December 31, 2008, there are eight Northrim Bank employees who are licensed as Investment Advisor Representatives and actively selling the Elliott Cove investment products. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank.

Northrim Funding Services

In the third quarter of 2004, we formed NFS as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. In 2009, we expect NFS to continue to penetrate its market and increase its market share in the purchased receivables business and to continue to contribute to the Company’s net income.

Business Strategies

In addition to our acquisition strategy, we are pursuing a strategy to increase our market share within our different business areas. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We believe that we provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	High Performance Checking: In the first part of 2005, we launched our High Performance Checking (“HPC”) product consisting of several consumer checking accounts tailored to the needs of specific segments of our market, including a totally free checking product. We supported the new products with a targeted marketing program and extensive branch sales promotions. Through the concentrated efforts of our branch employees, we increased the number of our deposit accounts and the balances in them. In the fourth quarter of 2006, we introduced HPC for our business checking accounts. In 2007 and 2008, we continued to market the HPC products through a targeted mailing program and branch promotions, which helped us to increase the number of these accounts. In 2009, we plan to continue to support the HPC consumer and business checking products with a similar marketing and sales program in an effort to continue to expand our core deposits.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We estimate that we are a major land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets. Management believes that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships. In 2009, we will make a substantial effort to decrease our loans measured for impairment and other real estate owned (“OREO”), many of which consist of residential construction and land development loans. As a result of these efforts and continued projected slowness in the residential real estate market, our loan balances in the residential construction sector are projected to decline in 2009.

•	Pursuing Strategic Opportunities for Additional Growth: Management believes that the Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices, and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. Although to a lesser degree than the Bank of America branch acquisition, we believe that the Alaska First acquisition also strengthened our position in the Anchorage market. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions in the future.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the Company and developed a comprehensive approach to sales. In 2007 and 2008, the Company continued with its sales calling and training efforts and plans to continue with this program in 2009. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

•	Improving Credit Quality: In 2007, we formed a Quality Assurance department to provide independent, detailed financial analysis of our largest, most complex loans. In addition, this department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them. In 2009, we plan to continue with these initiatives. In addition, we will devote more resources towards the reduction of our nonperforming assets and substandard loans.

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

Directors and Executive Officers: The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 67	Chairman, President, & CEO of the Company and the Bank; Director, Alaska Air Group; Director, Usibelli Coal Mine, Inc.
*Christopher N. Knudson, 55	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 51	Executive Vice President, Chief Financial Officer, and Compliance Manager of the Company and the Bank
Joseph M. Beedle, 57	Executive Vice President of the Company and Chief Lending Officer of the Bank
Steven L. Hartung, 62	Executive Vice President of the Company and Quality Assurance Officer of the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 57	President and CEO, RIM Architects (Alaska, Guam, Hawaii and California)
Mark G. Copeland, 66	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Ronald A. Davis, 76	Former Vice President, Acordia of Alaska Insurance (full service insurance agency)
Anthony Drabek, 61	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation), Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.
Richard L. Lowell, 68	Former Chairman, Ribelin Lowell & Company (insurance brokerage firm)
Irene Sparks Rowan, 67	Former Chairman and Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 59	President, Swalling & Associates, P.C. (accounting firm)
David G. Wight, 68	Former President and CEO, Alyeska Pipeline Service Company, and Director, Storm Cat Energy Corporation

Selected Financial Data

	2008	2007	2006	2005	2004

	Unaudited
	(In Thousands Except Per Share Amounts)

Net interest income	$45,814	$49,830	$47,522	$43,908	$41,271
Provision for loan losses	7,199	5,513	2,564	1,170	1,601
Other operating income	11,399	9,954	7,766	4,933	3,893
Other operating expense	40,439	35,063	31,476	29,577	26,636

Income before income taxes and minority interest	9,575	19,208	21,248	18,094	16,927
Minority interest in subsidiaries	370	290	296	—	—
Pre tax income	9,205	18,918	20,952	18,094	16,927
Income taxes	3,122	7,260	7,978	6,924	6,227

Net income	$6,083	$11,658	$12,974	$11,170	$10,700

Earnings per share:
Basic	$0.96	$1.82	$2.02	$1.70	$1.60
Diluted	0.95	1.80	1.99	1.64	1.55
Cash dividends per share	0.66	0.57	0.45	0.40	0.36
Assets	$1,006,392	$1,014,714	$925,620	$895,580	$800,726
Loans	711,286	714,801	717,056	705,059	678,269
Deposits	843,252	867,376	794,904	779,866	699,061
Long-term debt	15,986	1,774	2,174	2,574	2,974
Junior subordinated debentures	18,558	18,558	18,558	18,558	8,000
Shareholders’ equity	104,648	101,391	95,418	84,474	83,358
Book value	$16.53	$16.09	$15.61	$13.86	$13.01
Tangible book value	$15.06	$14.51	$14.48	$12.65	$11.97
Net interest margin (tax equivalent)	5.26%	5.89%	5.89%	5.66%	5.88%
Efficiency ratio(1)	70.07%	58.09%	56.06%	59.80%	58.16%
Return on assets	0.62%	1.24%	1.46%	1.33%	1.41%
Return on equity	5.85%	11.70%	14.45%	13.17%	13.50%
Equity/assets	10.40%	10.00%	10.31%	9.44%	10.41%
Dividend payout ratio	68.93%	30.54%	21.43%	22.92%	21.57%
Nonperforming loans/portfolio loans	3.66%	1.59%	0.92%	0.86%	0.97%
Net charge-offs/average loans	0.86%	0.86%	0.16%	0.18%	0.16%
Allowance for loan losses/portfolio loans	1.81%	1.64%	1.69%	1.52%	1.59%
Nonperforming assets/assets	3.84%	1.56%	0.79%	0.69%	0.82%
Tax rate	34%	38%	38%	38%	37%
Number of banking offices	11	10	10	10	10
Number of employees (FTE)	290	302	277	272	272

(1)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortiztion (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterst expense is adjusted for intangible asset amortization. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures(2)

Years Ended December 31,	2008	2007	2006	2005	2004

Net interest income(1)	$45,814	$49,830	$47,522	$43,908	$41,271
Noninterest income	11,399	9,954	7,766	4,933	3,893
Noninterest expense	40,439	35,063	31,476	29,577	26,636
Less intangible asset amortization	347	337	482	368	368

Adjusted noninterest expense	$40,092	$34,726	$30,994	$29,209	$26,268

Efficiency ratio	70.07%	58.09%	56.06%	59.80%	58.16%

(1)	Amount represents net interest income before provision for loan losses.
(2)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Management’s Discussion and Analysis of Financial Condition and
Results of Operation

Overview

We are a publicly traded bank holding company with five wholly-owned subsidiaries: the Bank, a state chartered, full-service commercial bank; NISC, a company formed to invest in both Elliott Cove, an investment advisory services company, and PWA, an investment advisory, trust and wealth management business located in Seattle, Washington; NCT1 and NST2, entities formed to facilitate two trust preferred securities offerings; and NBL, which owns and operates the Company’s main office facility at 3111 C Street in Anchorage. The Bank in turn has a wholly-owned subsidiary, NCIC, which has an interest in RML Holding Company, a residential mortgage holding company and NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. We are headquartered in Anchorage and have 11 branch locations, seven in Anchorage, two in Fairbanks, and one each in Eagle River and Wasilla. The Bank also operates Northrim Funding Services, a division headquartered in Bellevue, Washington with operations in the Washington and Oregon markets. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet.

We opened the Bank for business in Anchorage in 1990. The Bank became the wholly-owned subsidiary of the Company effective December 31, 2001, when we completed our bank holding company reorganization. We opened our first branch in Fairbanks in 1996, and our second location in Anchorage in 1997. During the second quarter of 1999, we purchased eight branches located in Anchorage, Eagle River and Wasilla from Bank of America. This acquisition resulted in us acquiring $114 million in loans, $124 million in deposits and $2 million in fixed assets for a purchase price of $5.9 million. Then, in October of 2007, we acquired 100% of the outstanding stock of another local bank, Alaska First. This acquisition resulted in us acquiring cash equivalents and investments of $42.6 million, outstanding loans of $13.2 million, deposits of $47.7 million and borrowings of $5.1 million.

One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 24% share of the commercial bank deposit market in Anchorage, 7% share of the Fairbanks market, and a 10% share of the Matanuska Valley market as of June 30, 2008.

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

At December 31, 2008, we had assets of over $1 billion, a decrease of less than 1% from December 31, 2007. Also, we had gross loans of $711.3 million at December 31, 2008, a decrease of less than 1% from $714.8 million at December 31, 2007. Our net income and diluted earnings per share for 2008 were $6.1 million and $0.95, respectively, a decrease of 48% for each item, respectively, from $11.7 million and $1.80 at year end 2007. During the same time period, our net interest income decreased by $4.0 million, or 8%, to $45.8 million, from $49.8 million for the year ended 2007. Our provision for loan losses in 2008 increased by $1.7 million, or 31% to $7.2 million, from $5.5 million in 2007, as our nonperforming loans for 2008 increased by $14.7 million, or 129%, from $11.3 million in 2007 to $26.0 million in 2008. In 2008 our other operating income increased by $1.4 million, or 15%, to $11.4 million from $10 million in 2007.

Critical Accounting Estimates

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

The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for loan losses (the “Allowance”): The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied.

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

We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At December 31, 2008, in the event that 1 percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $336,000.

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

Goodwill and other intangibles: Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited either on a straight-line basis or on an accelerated basis depending on the nature of the intangible. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. Goodwill impairment testing is performed at the reporting unit level. The Company has only one reporting unit.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

At December 31, 2008, we utilized two methods of estimating the fair value of the Company: an income method that incorporates discounted cash flows and a market comparison method. As our market capitalization declined and financial sector volatility increased, we weighted these methods based on how we believe they best represent a market participant’s view of fair value. The income and market comparison were given weights of 70% and 30%, respectively. As a result, at December 31, 2008, we relied primarily on the income method, using management projections and risk-adjusted discount rates, as we considered it to be most reflective of a market participant’s view of fair value given the current market conditions.

The income method used at December 31, 2008 utilized discount rates that we believe adequately reflected the risk and uncertainty in the financial markets generally and specifically in our internally developed earnings projections. This method employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing). The inputs to this model include: risk-free rate of return; beta; market equity risk premium; and an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. In the market comparison approach used at December 31, 2008, management selected a set of comparable companies located in the Western region of the United States with similar asset size and that are publicly-traded on a national exchange. The market value on an adjusted control basis was measured based on the market capitalization of comparable companies and the application of a control premium that represents the potential additional value which would be received from a market participant acquirer assuming the sale of the Company. Investors are willing to pay a premium for control of a company, as evidenced by the historically sizeable premiums typically paid in mergers and acquisitions. Management applied a control premium of 35% to these values based on observation of historically observable control premiums and the current market environment.

For the December 31, 2008, goodwill impairment test, we calculated a total company fair value of $89 million based on the analysis described above. The table below details estimated fair values using each method as well as market capitalization. Estimating the fair value of a reporting unit is a very subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium.

	Equity Value	Weight	Weighted Value
	(In thousands)

Income approach	$90,150	70%	$63,105
Management forecasts
Market approach	86,580	30%	25,974
Western publicly traded guideline companies

Concluded fair value of equity (weighted)			$89,079

Market capitalization plus control premium of 35%			$87,864

At December 31, 2008, the Company performed both step 1 and step 2 of the annual impairment test and concluded that no impairment existed at that time. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. Note 10 to the Consolidated Financial Statements has further information on the goodwill impairment analysis as of December 31, 2008. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.

Valuation of other real estate owned: Other real estate owned represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings up to the original cost of the asset. Any subsequent reduction in the carrying value at acquisition is charged against earnings.

Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties. Significant inputs into this estimate include estimated costs to complete projects, as well as our assessment of current market conditions. During 2008, $2 million in impairment was recognized on OREO due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects.

Results of Operations

Net Income

We earned net income of $6.1 million in 2008, compared to net income of $11.7 million in 2007, and $13 million in 2006. During these periods, net income per diluted share was $0.95, $1.80, and $1.99, respectively.

Net Interest Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income, primarily through service charges and fees, purchased receivables products, employee benefit plan income, electronic banking income, earnings from our mortgage affiliate, and other sources. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, expenses related to OREO, insurance, marketing, and professional and outside services. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings. Net interest income in 2008 was $45.8 million, compared to $49.8 million in 2007 and $47.5 million in 2006, reflecting the effect of the 400 basis point drop in interest rates that occurred in 2008.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2008, 2007, and 2006, average interest-earning assets were $876.9 million, $849.3 million, and $810.9 million, respectively. During these same periods, net interest margins were 5.22%, 5.87%, and 5.86%, respectively, which reflect our balance sheet mix and premium pricing on loans compared to other community banks and an emphasis on construction lending, which generally produces a higher yield than other interest earning assets. Our average yield on earning-assets was 6.81% in 2008, 8.60% in 2007, and 8.57% in 2006, while the average cost of interest-bearing liabilities was 2.11% in 2008, 3.67% in 2007 and 3.63% in 2006.

Our net interest margin decreased in 2008 from 2007 mainly due to the fact that the cost of interest-bearing liabilities decreased by 156 basis points while the yield on interest-earning assets decreased by 179 basis points. During this time, the average balance of our interest-bearing deposits increased by $14.7 million to $617.3 million at December 31, 2008 from $602.7 million at December 31, 2007 and the average balance of interest-earning assets increased $27.6 million to $876.9 million at December 31, 2008 from $849.3 million at December 31, 2007.

The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2008			2007			2006

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate

	(In Thousands)

Assets:
Loans(2)	$702,117	$53,287	7.59%	$710,959	$66,463	9.35%	$712,116	$65,347	9.18%
Securities	134,705	5,493	4.08%	98,578	4,619	4.69%	71,164	2,799	3.93%
Short term investments	40,082	936	2.34%	39,726	1,985	5.00%	27,665	1,375	4.97%

Total interest-earning assets	876,904	59,716	6.81%	849,263	73,067	8.60%	810,945	69,521	8.57%
Noninterest-earning assets	108,140			92,065			77,920

Total assets	$985,044			$941,328			$888,865

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$97,171	$578	0.59%	$85,192	$1,188	1.39%	$78,872	$830	1.05%
Money market accounts	187,779	3,306	1.76%	186,722	7,378	3.95%	151,871	6,053	3.99%
Savings accounts	187,225	3,444	1.84%	234,780	8,756	3.73%	254,209	10,113	3.98%
Certificates of deposit	145,153	4,851	3.34%	95,961	4,080	4.25%	94,595	3,322	3.51%

Total interest-bearing deposits	617,328	12,179	1.97%	602,655	21,402	3.55%	579,547	20,318	3.51%
Borrowings	41,567	1,723	4.15%	30,337	1,835	6.05%	26,052	1,681	6.45%

Total interest-bearing liabilities	658,895	13,902	2.11%	632,992	23,237	3.67%	605,599	21,999	3.63%
Demand deposits and other noninterest-bearing liabilities	222,247			208,671			193,461
Total liabilities	881,142			841,663			799,060

Shareholders’ equity	103,902			99,665			89,805
Total liabilities and shareholders’ equity	$985,044			$941,328			$888,865

Net interest income		$45,814			$49,830			$47,522

Net interest margin(3)			5.22%			5.87%			5.86%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.
(3)	The net interest margin on a tax equivalent basis was 5.26%, 5.89%, and 5.89%, respectively, for 2008, 2007, and 2006.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2008 compared to 2007			2007 compared to 2006

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$(817)	$(12,359)	$(13,176)	$(106)	$1,222	$1,116
Securities	1,352	(478)	874	1,217	603	1,820
Short term investments	18	(1,066)	(1,049)	603	7	610

Total interest income	$553	$(13,904)	$(13,351)	$1,714	$1,832	$3,546

Interest Expense:
Deposits:
Interest-bearing demand accounts	$198	$(808)	$(610)	$71	$287	$358
Money market accounts	42	(4,114)	(4,072)	1,378	(53)	1,325
Savings accounts	(1,517)	(3,795)	(5,312)	(747)	(610)	(1,357)
Certificates of deposit	1,325	(553)	771	49	709	758

Total interest on deposits	48	(9,270)	(9,223)	751	333	1,084
Borrowings	689	(577)	(112)	249	(95)	154

Total interest expense	$737	$(9,848)	$(9,335)	$1,000	$238	$1,238

Other Operating Income

Total other operating income increased $1.4 million, or 15%, in 2008, after increasing $2.2 million, or 28%, in 2007, and increasing $2.8 million, or 57%, in 2006. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2008	2007	2006	2005	2004

	(In Thousands)

Other Operating Income
Deposit service charges	$3,283	$3,116	$1,975	$1,800	$1,718
Purchased receivable income	2,560	2,521	1,855	993	201
Employee benefit plan income	1,451	1,194	1,113	—	—
Electronic banking fees	1,193	914	790	632	608
Equity in earnings from RML	595	454	649	493	438
Loan service fees	476	516	531	374	379
Merchant credit card transaction fees	451	509	531	444	414
Rental income	463	134	108	100	101
Equity in loss from Elliott Cove	(106)	(93)	(230)	(424)	(457)
Other transaction fees	380	267	227	214	204
Other income	462	312	217	298	136

Operating sources	11,208	9,844	7,766	4,924	3,742
Gain on sale of securities available for sale, net	146	—	—	9	151
Gain on sale of other real estate owned, net	45	110	—	—	—

Other sources	191	110	—	9	151

Total other operating income	$11,399	$9,954	$7,766	$4,933	$3,893

Total operating sources of other operating income in 2008 increased $1.4 million, or 15% over 2007 levels. In 2007, this income increased $2.2 million, or 28%, and in 2006, it increased $2.8 million, or 57% as compared to 2005 levels. The main reasons for the increase in operating income in 2008 was the increase in income from rental income, electronic banking fees and employee benefit plan income.

Deposit service charges increased $167,000, or 5%, in 2008 as compared to 2007, and increased $1.1 million, or 58%, in 2007 as compared to 2006. The increase in 2007 was primarily from the April 2007 implementation of non-sufficient funds (“NSF”) fees on point-of-sale transactions. The new point-of-sale NSF fees represented $1.1 million of the increase in service charges in 2007.

Income from the Company’s purchased receivable products increased by $39,000, or 2%, in 2008 as compared to 2007, and increased $666,000, or 36%, in 2007 as compared to 2006. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown as the Company has used it to purchase more receivables from its customers. In 2008, the Company stopped offering one of its purchased receivable products in Alaska, which accounts for the slower growth rate for this product during that time.

In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in this company to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. The Company included employee benefit plan income from NBG for the first time in its other operating income in 2006. In 2008, the income from employee benefit plan income from NBG increased by $257,000, or 22%, from 2007, due in part to premium increases by the largest insurance carrier represented by NBG which corresponded to higher commission income for NBG in 2008. In 2007, the Company recorded an $81,000 increase for this item, or 7%, compared to the initial $1.1 million income recorded in 2006. In contrast, the Company did not record any income for this item in its other operating income in 2005 as it purchased a 10% interest in NBG in March of 2005 and accounted for this interest according to the equity method in 2005.

The Company’s electronic banking fees increased by $279,000, or 31%, in 2008 as compared to 2007, and increased by $124,000, or 16%, in 2007 as compared to 2006. These increases resulted from additional fees collected from increased point of sale and ATM transactions. The point of sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the HPC product and overall continued increased usage of point of sale by the entire customer base.

Included in operating sources of other operating income in 2008, 2007, and 2006 were $595,000, $454,000, and $649,000, respectively, of income from our share of the earnings from RML, which we account for according to the equity method. RML was formed in 1998 and has offices throughout Alaska. During the third quarter of 2004, RML reorganized and became a wholly-owned subsidiary of a newly formed holding company, RML Holding Company. In this process, RML Holding Company acquired another mortgage company, Pacific Alaska Mortgage Company (“PAM”). In the first quarter of 2005, PAM was merged into RML. Prior to the reorganization, the Company, through Northrim Bank’s wholly-owned subsidiary, NCIC, owned a 30% interest in the profits and losses of RML. Following the reorganization, the Company’s interest in RML Holding Company decreased to 24%.

Earnings from RML and RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. In 2005 and 2006, RML Holding Company began to realize some efficiencies from its merger and increased its income from its combined operations. However, the decline in mortgage applications due to the slowdown in the Alaskan housing market had a direct effect on RML’s operating income in 2007. In 2008, earnings from RML increased due to an increase in mortgage loan originations and a reduction in its costs. The Company expects that its income from RML will increase in 2009 as refinance activity that started in late 2008 continues into 2009.

Loan service fees decreased by $40,000, or 8% in 2008 as compared to 2007 due to decreased service fees as loan volume decreased in 2008. These fees decreased by $15,000, or 3% in 2007 as compared to 2006 primarily due to the collection of past due late fees in 2006 on non performing loans that paid off in 2006.

Merchant credit card transaction fees decreased by $58,000, or 11%, in 2008 as compared to 2007 and decreased by $22,000, or 4%, in 2007 as compared to 2006 due to decreased sales at merchants utilizing the Company’s credit card system.

Rental income increased by $329,000, or 246% to $463,000 from $134,000 in 2007 due to the purchase of the Company’s main office facility through NBL in July 2008. The Company leases approximately 40% of the building to other companies and earned $399,000 from these leases in 2008. Rental income increased by $26,000, or 24% in 2007 to $134,000 from $108,000 in 2006 due mainly due to increased rental income received for space rented at the Wasilla branch.

Our share of the loss from Elliott Cove in 2008 remained consistent with 2007 at $106,000 as compared to $93,000 in 2007. Losses in 2006 and 2005 were $230,000 and $424,000, respectively, as Elliott Cove continued to increase its assets under management, which provided it with increased revenues.

Other income increased by $150,000, or 48%, to $462,000 at December 31, 2008 from $312,000 at December 31, 2007. In the first quarter of 2006, through our subsidiary, NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company had income of $36,000 in 2008 and incurred a loss of $105,000 on its investment in PWA in 2007, which it accounts for according to the equity method. The increase in income from PWA accounts for a large part of the increase in other income for the Company in 2008.

Included in other sources of income is gain on sale of OREO and gain on available for sale securities. At December 31, 2008, the gain on sale of OREO was $45,000 compared to a gain of $110,000 in 2007 and a loss of less than $1,000 at the end of 2006. Additionally, there was $432,000 of deferred gain on the sale of OREO included in other liabilities at December 31, 2008. This gain will be recognized using the installment method. Finally, there were security gains of $146,000 in 2008, and none were recorded in 2007 or 2006.

Expenses

Provision for Loan Losses: The provision for loan losses in 2008 was $7.2 million, compared to $5.5 million in 2007 and $2.6 million in 2006. We increased the provision for loan losses in 2008 due to an increase in our nonperforming loans and to address the impact of the current economic environment on our loan portfolio. In 2008, nonperforming loans increased to $26.0 million from a balance of $11.3 million at December 31, 2007. In addition, net loan charge-offs were $6 million, or 0.86% of average loans, in 2008 as compared to $6.1 million, or 0.86% of average loans, in 2007 and $1.1 million, or 0.16% of average loans, in 2006. The allowance for loan losses increased in 2008 as a result of the increase in the provision for loan losses. At December 31, 2008, the allowance was $12.9 million, or 1.81% of portfolio loans as compared to $11.7 million, or 1.64% of portfolio loans at December 31, 2007 and $12.1 million, or 1.69% of portfolio loans, at December 31, 2006. The coverage ratio of the allowance for loan losses versus nonperforming loans decreased to 50% in 2008 as compared to a coverage ratio of 104% in 2007 and 183% in 2006. The Company will devote more resources towards the reduction of our nonperforming assets and substandard loans in 2009.

Other Operating Expense: Other operating expense increased $5.4 million, or 15%, in 2008, $3.6 million, or 11%, in 2007, and $1.9 million, or 6%, in 2006. The following table breaks out the other operating expense categories:

Years ended December 31,	2008	2007	2006	2005	2004

	(In Thousands)

Other Operating Expense
Salaries and other personnel expense	$20,996	$20,700	$19,277	$17,656	$15,708
Occupancy, net	3,399	2,957	2,611	2,517	2,231
OREO expense, including impairment	2,558	(20)	(5)	—	—
Insurance expense	1,779	465	378	451	318
Marketing	1,558	1,617	1,641	1,657	1,201
Professional and outside services	1,498	1,167	840	923	905
Equipment	1,233	1,350	1,350	1,371	1,372
Intangible asset amortization	347	337	482	368	368
Other expenses	7,071	6,490	4,902	4,634	4,533

Total other operating expense	$40,439	$35,063	$31,476	$29,577	$26,636

Salaries and other personnel expense increased $296,000, or 1%, in 2008, $1.4 million, or 7%, in 2007, and $1.6 million, or 9%, in 2006. Salary and other personnel expenses remained consistent with 2007 in 2008 due in part to the fact that the Company did not pay most management and officer incentives that were paid in 2007 as the Company’s net income decreased by 48% in 2008 as compared to 2007. Additionally, deferred compensation expense decreased $668,000 from the prior year as the Company’s liability under this plan decreased due to market losses incurred on plan assets. The Company incurs a liability to pay deferred compensation according to the level of assets held in variable annuity life insurance plans on certain key executives. As the value of these assets declined in 2008, the Company’s liability and expenses for that plan also decreased during the year. The increase in 2007 from 2006 reflects increases in salary and benefit costs throughout this time due in part to ongoing competition for our employees, which placed upward pressure on our salary structure. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In 2007, NBG’s salary and benefit costs included in the Company’s own salary and benefit costs increased by $82,000 to $528,000 from

$446,000 in 2006. In 2008, NBG’s salary and benefit costs included in the Company’s own salary and benefit costs increased by $52,000 to $580,000. The acquisition of Alaska First in the fourth quarter of 2007 also added salary and benefits costs. Lastly, stock-based compensation expense increased to $597,000 in 2008 from $578,000 in 2007 and $390,000 in 2006. In the first quarter of 2006, the Company adopted FASB 123R, Share-Based Payment. As a result, in 2006, the Company recorded $256,000 in additional expense associated with its stock options. Prior to 2006, the Company’s stock-based compensation expense was associated with the fair value of restricted stock granted to its employees and expensed over the required service period.

During 2008, our occupancy expenses increased by $442,000, or 15%, to $3.4 million from $3 million in 2007. This increase is primarily the result of a $254,000 increase in depreciation expense, a $197,000 increase in repairs and maintenance, a $151,000 increase in real estate taxes, a $132,000 increase in utility expense, and a $71,000 increase in janitorial costs. These increases are the result of the Company taking on additional space in both Anchorage and Fairbanks as well as the purchase of the Company’s main office facility in July 2008. Additionally, these increases were offset by a $386,000 decrease in rent expense which also resulted from the purchase of the main office facility. During 2007, occupancy expenses increased by $346,000, or 13%, to $3 million from $2.6 million, as we incurred higher costs in repair and maintenance as well as increased utility expenses. In addition to this, the Company incurred a $233,000 increase in rent expense due to expenses associated with the Alaska First buildings, as well as an overall increase in rents. The Company closed the two Alaska First branches in December of 2007 and February of 2008. In 2008, the Company incurred $31,000 in rent expense associated with these branches. The Company does not expect to incur expenses on these branches in 2009. In 2006, occupancy expense increased by $94,000, or 4%, to $2.6 million from $2.5 million as we incurred higher costs in one of our branch locations.

OREO expenses increased to $2.6 million in 2008 from negative $20,000 in 2007. This includes $2.0 million in impairment charges that arose from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects. The Company also incurred $365,000 in taxes and insurance costs, $133,000 in legal expense and $91,000 in property management expense related to OREO properties in 2008. In 2007 and 2006, the Company did not incur any expenses related to OREO properties. Additionally, the Company recognized rental income on OREO properties of $1,000, $20,000 and $5,000 in 2008, 2007 and 2006, respectively. In 2009, the Company expects to incur lower overall OREO expenses due in large part to lower expected impairment charges on its OREO properties. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 20% from December 31, 2008 levels.

Insurance expense increased by $1.3 million, or 283% to $1.8 million in 2008 from $465,000 in 2007. This increase is attributable to a $805,000 increase in Keyman insurance expense that arose from decreases in the cash surrender value of assets held under the Company’s policies and a $472,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. The Company expects further increases in its FDIC insurance costs in 2009 as the FDIC assesses higher insurance premiums on the entire financial services industry. Insurance expense increased by $87,000, or 23% in 2007 to $465,000 from $378,000 in 2006 due to changes in the assessment of FDIC insurance premiums.

Marketing costs decreased by $59,000, or 5%, in 2008, decreased by $24,000, or 1%, in 2007, and decreased $16,000, or 1%, in 2006. Although the Company has incurred additional marketing expenses due to promoting its HPC Program in 2008, 2007 and 2006, those costs have been offset by a decrease in other marketing expenses such as advertising for some of the Company’s other products. The Company plans to continue to market its HPC Program as it has since the second quarter of 2005. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.

Professional and outside services expense increased by $331,000, or 28% to $1.5 million in 2008 from $1.2 million in 2007. The majority of this increase is due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company, increased fees related to tax services, increased investment management fees due to higher average investment security balances in 2008, and the outsourcing of internal audit work. Professional and outside services expense increased by $327,000, or 39% in 2007 to $1.2 million from $840,000 in 2006 due to increased legal fees, increased audit fees and fees related to tax services, the outsourcing of internal audit work, and fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company,

Equipment expense decreased $117,000, or 9% to $1.2 million in 2008 from $1.4 million in 2007. This decrease is primarily the result of decreased rental costs related on some of the Company’s office equipment. Equipment expense is $1.4 million for both 2007 and 2006.

Intangible asset amortization increased by $10,000 or 3% to $347,000 during 2008 from $337,000 during 2007. In 2007, the Company finished amortizing the core deposit intangible (“CDI”) related to the accounts it acquired in 1999 from the Bank of America transaction. The Company had no amortization related to this CDI in 2008 and $163,000 in 2007. Additionally, the Company recognized amortization on the CDI associated with the Alaska First acquisition of $232,000 in 2008 and $60,000 in 2007.

In 2007, amortization expense decreased by $145,000, or 30%, to $337,000 from $482,000 in 2006 as the Company finished amortizing the core deposit intangible related to the accounts it acquired in 1999 from the Bank of America transaction. The amortization expense on the NBG intangible asset was $115,000 in 2008, 2007 and 2006. Prior to the Company’s additional investment in NBG in December of 2005, the Company accounted for its investment in NBG according to the equity method and did not record its amortization expense on the NBG investment on a separate basis.

Other expenses, which includes software expenses, amortization of low income housing tax credit partnerships, ATM and debit card processing fees, internet banking fees and other operational expenses, increased $581,000, or 9%, in 2008 as compared to 2007 and increased $1.6 million, or 33%, in 2007 as compared to 2006 due to changes in a variety of expense accounts. The largest increases in 2008 can be attributed to a $382,000 increase in costs associated with loan collection, and a $122,000 increase in correspondent bank charges due to the Company converting to Check 21. In addition, the amortization expense associated with the Company’s investments in partnerships that develop low-income housing increased by $118,000 in 2008.

Income Taxes: The provision for income taxes decreased $4.1 million, or 57%, to $3.1 million in 2008, decreased $718,000, or 9%, to $7.3 million in 2007, and increased $1.1 million, or 15%, to $8 million in 2006. The effective tax rates for 2008, 2007 and 2006 were 34%, 38%, and 38%. The decrease in the tax rate for 2008 was primarily due to increased tax exempt income on investments and tax credits relative to the level of taxable income.

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

Loans are the highest yielding component of earning assets. Average loans were $8.8 million, or 1% lower in 2008 than in 2007. Average loans were $1.2 million, or less than 1% lower in 2007 than in 2006. Average loans comprised 80% of total earning assets on average in 2008, 84% in 2007 and 88% in 2006. The yield on loans averaged 7.59% in 2008, 9.35% in 2007, and 9.18% in 2006.

The reduction in the loan portfolio during 2008 was $3.5 million, or less than 1%. Commercial loans increased $8.3 million, or 3%, commercial real estate loans increased $25.6 million, or 11%, and construction loans decreased $37.6 million, or 27%, in 2008. In light of recent market conditions in the construction loan sector, we expect further declines in construction loans in 2009. Home equity and consumer loans increased $173,000, or less than 1%.

Nonperforming Loans; Other Real Estate Owned: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and other real estate owned. We had other real estate owned property of $12.6 million at December 31, 2008, as compared to $4.4 million at December 31, 2007. The Company expects to expend $2.2 million during 2009 to complete these projects with an estimated completion date of September 30, 2009. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2008	2007	2006	2005	2004

	(In Thousands)

Nonperforming loans
Nonaccrual loans	$20,593	$9,673	$5,176	$5,090	$5,876
Accruing loans past due 90 days or more	5,411	1,665	708	981	290
Restructured loans	—	—	748	—	424

Total nonperforming loans	26,004	11,338	6,632	6,071	6,590
Real estate owned	12,617	4,445	717	105	—

Total nonperforming assets	$38,621	$15,783	$7,349	$6,176	$6,590

Allowance for loan losses to portfolio loans	1.81%	1.64%	1.69%	1.52%	1.59%
Allowance for loan losses to nonperforming loans	50%	104%	183%	176%	163%
Nonperforming loans to portfolio loans	3.66%	1.59%	0.92%	0.86%	0.97%
Nonperforming assets to total assets	3.84%	1.56%	0.79%	0.69%	0.82%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Restructured Loans: The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $1.9 million, $865,000, and $437,000, in 2008, 2007, and 2006, respectively.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected.

Total nonperforming loans at December 31, 2008, were $26 million, or 3.66% of portfolio loans, an increase of $14.7 million from $11.3 million at December 31, 2007, and an increase of $4.7 million from $6.6 million at December 31, 2006. The increase in nonperforming loans at December 31, 2008 as compared to December 31, 2007 is due in large part to the addition of $10.9 million in nonaccrual loans. This increase is primarily tied to lending relationships with seven customers.

Potential Problem Loans: At December 31, 2008, management had identified potential problem loans of $21.6 million as compared to potential problem loans of $13.5 million at December 31, 2007. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.

Loans Measured for Impairment and OREO: At December 31, 2008, the Company had $79.7 million in loans measured for impairment and OREO. Management is aggressively attempting to reduce the outstanding loans measured for impairment and OREO and, although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 20% from December 31, 2008 levels.

Analysis of Allowance for Loan Losses: The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied.

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

Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis. The unallocated portion of the Allowance at December 31, 2008 increased to $5.2 million from $2.6 million at December 31, 2007. This increase reflects management’s assumption that there is higher inherent risk in the remaining portfolio in today’s lending environment.

Our banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

At December 31, 2008, nonperforming loans increased to $26 million, or 3.66% of portfolio loans as compared to $11.3 million, or 1.59% of portfolio loans at December 31, 2007. In addition, the coverage ratio of the allowance for loan losses verses nonperforming loans decreased to 50% in 2008 as compared to a coverage ratio of 104% in 2007. The increase in nonperforming loans and potential problem loans has been factored into the Company’s methodology for analyzing its allowance on a consistent basis. The Company has also taken steps to improve its credit quality including the formation of a Quality Assurance department to provide independent, detailed financial analysis of its largest, most complex loans, which it believes will help to improve its credit quality in the future. Management believes that at December 31, 2008, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing economic conditions.

In October 2007, the Company acquired $13.2 million in loans as a part of its acquisition of Alaska First. The company has determined that acquisition of these loans did not cause any material changes in the risk characteristics of the Company’s loan portfolio.

The increase in nonperforming loans between December 31, 2007 and December 31, 2008 in general has been caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties. In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.

The following table shows the allocation of the allowance for loan losses for the periods indicated:

December 31,	2008		2007		2006		2005		2004

		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)

Commercial	$5,558	41%	$6,496	40%	$8,208	40%	$6,913	41%	$5,130	39%
Construction	1,736	14%	940	19%	330	21%	246	19%	276	18%
Real estate term	306	38%	1,661	34%	964	33%	1,214	35%	1,634	37%
Home equity lines and other consumer	61	7%	16	7%	6	6%	37	5%	—	6%
Unallocated	5,239	0%	2,622	0%	2,617	0%	2,296	0%	3,724	0%

Total	$12,900	100%	$11,735	100%	$12,125	100%	$10,706	100%	$10,764	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth for the periods indicated information regarding changes in our allowance for loan losses:

December 31,	2008	2007	2006	2005	2004

	(In Thousands)

Balance at beginning of period	$11,735	$12,125	$10,706	$10,764	$10,186
Charge-offs:
Commercial loans	(4,187)	(4,291)	(2,545)	(1,552)	(1,387)
Construction loans	(1,004)	(2,982)	—	(100)	—
Real estate loans	(1,402)	(599)	—	—	—
Home equity and other consumer loans	(132)	(45)	(72)	(63)	(84)

Total charge-offs	(6,725)	(7,917)	(2,617)	(1,715)	(1,471)

Recoveries:
Commercial loans	577	1,723	1,086	418	200
Construction loans	61	50	—	15	185
Real estate loans	3	—	355	15	—
Home equity and other consumer loans	50	21	31	39	63

Total recoveries	691	1,794	1,472	487	448

Charge-offs net of recoveries	(6,034)	(6,123)	(1,145)	(1,228)	(1,023)

Allowance aquired with Alaska First acquisition	—	220	—	—	—
Provision for loan losses	7,199	5,513	2,564	1,170	1,601

Balance at end of period	$12,900	$11,735	$12,125	$10,706	$10,764

Ratio of net charge-offs to average loans outstanding during the period	0.86%	0.86%	0.16%	0.18%	0.16%

The increase in real estate charge offs in 2008 and 2007 relate to two borrowers. Management has consistently applied its methodology for calculating the allowance for loan losses from period-to-period, and the unallocated portion of the allowance has increased in 2008 to address the impact of the current economic environment on our loan portfolio.

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.

Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $19.1 million at December 31, 2008. At December 31, 2008, the Company had four relationships whose total direct and indirect commitments exceeded $19.1 million, however no individual direct relationship exceeded the limit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

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

Loans Receivable: Loans receivable decreased to $711.3 million at December 31, 2008, compared to $714.8 million and $717.1 million at December 31, 2007 and 2006, respectively. At December 31, 2008, 67% of the portfolio was scheduled to mature or reprice in 2009 with 28% scheduled to mature or reprice between 2010 and 2013. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized” as determined by the FDIC.

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2008		2007		2006		2005		2004

		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total

	(Dollars in Thousands)

Commercial loans	$293,249	41.23%	$284,956	39.87%	$287,281	40.06%	$287,617	40.79%	$267,737	39.47%
Real estate loans:
Construction	100,438	14.12%	138,070	19.32%	153,059	21.35%	131,532	18.66%	122,873	18.12%
Real estate term	268,864	37.80%	243,245	34.03%	237,599	33.14%	252,395	35.80%	252,358	37.21%
Home equity lines and other consumer	51,447	7.23%	51,274	7.17%	42,140	5.88%	36,519	5.18%	38,166	5.63%

Total	713,998	100.38%	717,545	100.38%	720,079	100.42%	708,063	100.43%	681,134	100.42%
Less:
Unearned purchase discount	—	0.00%	—	0.00%	—	0.00%	—	0.00%	(44)	-0.01%
Unearned loan fees net of origination costs	(2,712)	-0.38%	(2,744)	-0.38%	(3,023)	-0.42%	(3,004)	-0.43%	(2,821)	-0.42%

Net loans	$711,286	100.00%	$714,801	100.00%	$717,056	100.00%	$705,059	100.00%	$678,269	100.00%

The following table presents at December 31, 2008, the aggregate maturity and repricing data of our loan portfolio:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

		(In Thousands)

Commercial	$164,052	$79,059	$50,099	$293,210
Construction	80,140	20,301	—	100,441
Real estate term	46,990	87,758	134,116	268,864
Home equity lines and other consumer	2,223	9,526	39,734	51,483

Total	$293,405	$196,644	$223,949	$713,998

Fixed interest rate	$95,662	$77,390	$52,935	$225,987
Floating interest rate	197,743	119,254	171,014	488,011

Total	$293,405	$196,644	$223,949	$713,998

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 41% of our total loans outstanding as of December 31, 2008 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin. The majority of these loans reprice to an index based upon the prime rate of interest. In 2008, the Company began to implement floors in its loans as they were originated or renewed during the year.

Construction Loans:

Land Development: We believe we are a major land development and residential construction lender. At December 31, 2008 and 2007, we had $39 million and $46.9 million, respectively, of residential subdivision land development loans outstanding, or 5% and 7% of total loans.

One-to-Four-Family Residences: We financed approximately one-fifth of the single-family houses constructed in Anchorage in 2008. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2008 and 2007, we had $39.8 million and $71.5 million, respectively, of one-to-four-family residential and condominium construction loans, or 6% and 10%of total loans. Of the homes under construction at December 31, 2008 and 2007, for which these loans had been made, 33% and 33% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

The Company’s construction loans decreased from $138.1 million to $100.4 million in 2008 due to the continued decrease in new construction activity. The Company expects continued slowness in residential construction in 2009, which, along with management’s efforts to decrease loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, should lead to further decreases in its construction loan balances.

Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

Commercial Real Estate: We believe we are an active lender in the commercial real estate market. At December 31, 2008, our commercial real estate loans were $268.9 million, or 38% of our loan portfolio, an increase over $243.2 million, or 34% of our loan portfolio at December 31, 2007. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 54% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, and 23% reset on either a daily or monthly basis. The indices for these loans have historically been prime or the respective

Treasury rate. In 2008, the Company began to use the interest rates of the Federal Home Loan Bank of Seattle as an additional index. In addition, the Company began to implement floors in its interest rates for loans originated or renewed during the year.

We may sell all or a portion of our commercial real estate loans to two State of Alaska entities that were established to provide long-term financing in the State, AIDEA, and the Alaska Housing Finance Corporation (“AHFC”). We may sell up to a 90% loan participation to AIDEA. AIDEA’s portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending. We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.

Home Equity Lines and Other Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.

Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 20 to “Notes to Consolidated Financial Statements” in our Annual Report for the year ended December 31, 2008. See also “Liquidity and Capital Resources.”

Investments and Investment Activities

General: Our investment portfolio consists primarily of government sponsored entity securities, corporate bonds, and municipal securities. Investment securities totaled $152.4 million at December 31, 2008, an increase of $9.3 million, or 6%, from year-end 2007. The average maturity of the investment portfolio was approximately two years at December 31, 2008.

Investment securities designated as available for sale comprised 93% of the portfolio and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2008 and 2007, $67.4 and $32.4 million in securities were pledged for deposits and borrowings, respectively.

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

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Fair
December 31,	Cost	Value

	(In Thousands)

Securities Available for Sale:
2008:
Government Sponsored Entities	$115,936	$117,465
Mortgage-backed Securities	345	361
Corporate Bonds	23,203	23,184

Total	$139,484	$141,010

2007:
U.S. Treasury	$4,977	$4,982
Government Sponsored Entities	134,370	134,738
Mortgage-backed Securities	466	465
Corporate Bonds	7,813	7,824

Total	$147,626	$148,009

2006:
U.S. Treasury	$16,860	$16,840
Government Sponsored Entities	70,438	69,971
Mortgage-backed Securities	183	182

Total	$87,481	$86,993

Securities Held to Maturity:
2008:
Municipal securities	$9,431	$9,502

Total	$9,431	$9,502

2007:
Municipal securities	$11,701	$11,748

Total	$11,701	$11,748

2006:
Municipal securities	$11,776	$11,775

Total	$11,776	$11,775

For the periods ending December 31, 2008, 2007, and 2006, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million, $2.0 million, and $1.6 million, respectively.

Fair Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average yields of our investment portfolio for the periods indicated as of December 31, 2008:

	Maturity

	Within			Over
	1 Year	1-5 Years	5-10 Years	10 Years	Total

		(Dollars in Thousands)

Securities Available for Sale:
Government Sponsored Entities
Balance	$5,001	$105,236	$5,109	$2,119	$117,465
Weighted Average Yield	4.15%	3.37%	4.95%	4.74%	3.50%
Mortgage-Backed Securities
Balance	255	—	106	—	361
Weighted Average Yield	5.65%	0.00%	4.32%	0.00%	5.22%
Corporate Bonds
Balance	3,932	19,252	—	—	23,184
Weighted Average Yield	1.55%	5.13%	0.00%	0.00%	4.51%
Total
Balance	$9,188	$124,488	$5,215	$2,119	$141,010
Weighted Average Yield	3.06%	3.65%	4.94%	4.74%	3.67%
Securities Held to Maturity:
Municipal Securities
Balance	$3,389	$5,484	$629	$—	$9,502
Weighted Average Yield	3.86%	3.90%	4.02%	0.00%	3.89%

At December 31, 2008, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Purchased Receivables

General: We purchase accounts receivable from our business customers and provide them with short-term working capital. We provide this service to our customers in Alaska and in Washington and Oregon through NFS.

Our purchased receivable balances decreased slightly in 2008 to $19.1 million, as compared to $19.4 million in 2007 due in part to the fact that the Company stopped offering one of its purchased receivable products in Alaska in 2008. The Company expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.

Policy and Authority Limits:   Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits. The policies are reviewed and approved annually by the Board of Directors.

Liabilities

Deposits

General: Deposits are our primary source of funds. Total deposits decreased 3% to $843.3 million at December 31, 2008, compared with $867.4 million at December 31, 2007, and $794.9 million at December 31, 2006. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2008		2007		2006		2005		2004

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)

Interest-bearing demand accounts	$97,171	0.59%	$85,192	1.39%	$78,872	1.05%	$65,890	0.56%	$57,373	0.39%
Money market accounts	187,779	1.76%	186,722	3.95%	151,871	3.99%	139,331	2.78%	126,567	1.21%
Savings accounts	187,225	1.84%	234,780	3.73%	254,209	3.98%	207,277	3.02%	139,876	1.64%
Certificates of deposit	145,153	3.34%	95,961	4.25%	94,595	3.51%	138,284	2.52%	155,134	1.72%

Total interest-bearing accounts	617,328	1.97%	602,655	3.55%	579,547	3.51%	550,782	2.54%	478,950	1.40%
Noninterest-bearing demand accounts	212,447		196,313		185,958		182,535		181,731

Total average deposits	$829,775		$798,968		$765,505		$733,317		$660,681

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2008, we had $173.4 million in certificates of deposit, of which $144.7 million, or 83%, are scheduled to mature in 2009. At December 31, 2008, the Company’s certificates of deposit increased to $173.4 million as compared to $103.5 million at December 31, 2007 due in part to an increase in certificates of deposit sold to the Alaska Permanent Fund as described more fully below. The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. At December 31, 2008, the Company had $12.2 million in CDARS certificates of deposits as compared to $1 million at December 31, 2007.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2008, was $108.1 million, a decrease of $63.2 million as compared to the balance of $171.3 million at December 31, 2007 as customers moved from the Alaska CD account to other interest bearing accounts such as certificates of deposit.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. At December 31, 2008, we held $45 million in certificates of deposit for the Alaska Permanent Fund. We did not hold any certificates of deposit for the Alaska Permanent Fund at December 31, 2007 or December 31, 2006.

Borrowings

FHLB: At December 31, 2008, our maximum borrowing line from the FHLB was equal to $121 million, approximately 12% of the Company’s assets. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. At December 31, 2008 and 2007 there was $11.0 million and $1.8 million outstanding on the line respectively. The increase in the outstanding balance at December 31, 2008 as compared to the same period in 2007 results in part from an additional draw on the line to fund the Company’s acquisition of its main office facility on July 1, 2008.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.0 million. At December 31, 2008, the outstanding balance on this loan was $5.0 million. This loan has a maturity date of April 1, 2014.

Federal Reserve Bank: The Company entered into a note agreement with the Federal Reserve Bank on the payment of tax deposits. The Federal Reserve has the option to call the note at any time. The balance at December 31, 2008, and 2007, was $490,000 and $1 million, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $65.7 million of loans as collateral to secure advances made through the discount window on December 31, 2008. There were no discount window advances outstanding at December 31, 2008 and 2007.

Other Short-term Borrowing: At December 31, 2008, the Company had $12 million in overnight advances outstanding from correspondent banks. These advances were repaid on January 2, 2009. There were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity at December 31, 2008.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within			Over
December 31, 2008	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In Thousands)

Certificates of deposit	$144,726	$27,815	$804	$22	$173,367
Short-term debt obligations	14,120	—	—	—	14,120
Long-term debt obligations	1,517	3,056	2,502	8,911	15,986
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	844	1,563	845	5,089	8,341
Other long-term liabilities	1,811	—	—	—	1,811

Total	$163,018	$32,434	$4,151	$32,580	$232,183

	Payments Due by Period

	Within			Over
December 31, 2007	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In Thousands)

Certificates of deposit	$71,065	$31,859	$545	$21	$103,490
Short-term debt obligations	14,996	—	—	—	14,996
Long-term debt obligations	400	800	574	—	1,774
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	1,867	3,652	3,377	3,209	12,105
Other long-term liabilities	950	2,368	—	—	3,318

Total	$89,278	$38,679	$4,496	$21,788	$154,241

Long-term debt obligations consist of (a) $1.4 million advance from the FHLB that was originated on May 7, 2002, matures on May 7, 2012, and bears interest at 5.46%, (b) $9.6 million advance from the FHLB that was originated on July 3, 2008 and matures on July 3, 2018 and bears interest at 4.99%, (c) $5.0 million amortizing note that was assumed by the NBL on July 1, 2008, when the Company’s main office facility was purchased that matures on April 1, 2014 and bears interest at 5.95%, (d) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bears interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (e) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described at Note 20 of the Company’s annual report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in CharterMac Corporate Partners XXXIII, L.P., (“CharterMac”), in September 2006. The Company also purchased a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. CharterMac changed its name to Centerline in April 2007 and the investment was subsequently renamed Centerline XXXIII, L.P., (“Centerline”). The investments in Centerline and USA 57 will be fully funded in 2009.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2008, were $147 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2008, were $843.3 million.

On February 5, 2009, the Board of Directors approved payment of a $0.10 per share dividend on February 27, 2009, to shareholders of record on February 19, 2009. This is a decrease of $0.07 per share from the Company’s last dividend of $0.17 per share that was declared in October 2008. The Company reduced the dividend to reflect a payout level more consistent with 2008 earnings. Additionally, management believes that the decrease is the prudent course of action considering the uncertain economic and regulatory environment.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2008, our current assets were $379.4 million and our funds available for borrowing under our existing lines of credit were $168.8 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We have purchased 688,442 shares of our stock under this program through December 31, 2008 at a total cost of $14.2 million at an average price of $20.65, which leaves a balance of 227,242 shares available under the stock repurchase program. No shares were repurchased on 2008. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2007, 2006, and 2005, by 137,500, 17,500, and 308,642 shares respectively. The Company did not repurchase any of its shares in 2008 or 2004. The table below shows this effect on diluted earnings per share.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2008	$0.95	$0.83
2007	$1.80	$1.64
2006	$1.99	$1.83
2005	$1.64	$1.56
2004	$1.55	$1.50

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $503,000 in 2008. At December 31, 2008, the securities had an interest rate of 5.50%.

On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $465,000 in 2008. At December 31, 2008, the securities had an interest rate of 3.37%.

Our shareholders’ equity at December 31, 2008, was $104.6 million, as compared to $101.4 million at December 31, 2007. The Company earned net income of $6.1 million during 2008 and issued 31,000 shares through the exercise of stock options. The Company did not repurchase any shares of its common stock in 2008. At December 31, 2008, the Company had 6.3 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2008, that the Company and Northrim Bank met all applicable capital adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2008, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Based on recent turmoil in the financial markets and the increase in the Company’s loans measured for impairment and OREO, management intends to maintain a Tier 1 risk-based capital ration for the Bank in excess of 10% in 2009, exceeding the FDIC’s “well-capitalized” capital requirement classification. The capital ratio for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately -	Well -	Actual	Actual
December 31, 2008	Capitalized	Capitalized	Ratio BHC	Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	12.65%	11.79%
Total risk-based capital	8.00%	10.00%	13.90%	13.04%
Leverage ratio	4.00%	5.00%	11.54%	10.77%

(See Note 21 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

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

Market for Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At December 31, 2008, the number of shareholders of record of our common stock was 171.

We began paying regular cash dividends of $0.05 per share in the second quarter of 1996. In the second quarters of 2008, 2007, and 2006, we began paying cash dividends of $0.17, $0.15, and $0.125 per share, respectively. Cash dividends totaled $4.2 million, $3.6 million, and $2.8 million in 2008, 2007, and 2006, respectively. On February 5, 2009, the Board of Directors approved payment of a $0.10 per share dividend on February 27, 2009, to shareholders of record on February 19, 2009. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.

The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
High	$23.01	$20.13	$17.28	$16.14
Low	$17.75	$18.11	$14.15	$10.05
2007
High	$28.71	$28.73	$28.29	$24.20
Low	$25.26	$24.46	$23.37	$18.42

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2002, and ending December 31, 2008. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $500 million to $1 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2003, and that all dividends were reinvested.

Total Return Performance

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Northrim BanCorp, Inc.	100.00	104.31	105.51	128.12	110.19	55.32
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

Repurchase of Securities

The Company did not repurchase any of its common stock during the fourth quarter of 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to be	Weighted-Average Exercise	Remaining Available for
	Issued Upon Exercise of	Price of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants and	Equity Compensation Plans
	Warrants and Rights	Rights	(Excluding Securities
Plan Category	(a)	(b)	Reflected in Column (a))

Equity compensation plans	493,894	$13.16	63,298
approved by security holders

Total	493,894	$13.16	63,298

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the following new accounting pronouncements:

•	FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements

•	FASB Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

The adoption of SFAS 157 and SFAS 159 did not have any affect on the Company’s financial statements at the date of adoption. For additional information, see Note 22.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 141R will impact its financial condition and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (as amended) (“SFAS 160”). The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 160 to have a significant impact its financial condition and results of operations.

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

In October 2008, the FASB issued Financial Accounting Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and must be adopted prospectively. The adoption of FSP 157-3 did not impact the Company’s financial condition and results of operations.

On December 31, 2008, the Company adopted Financial Accounting Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(R)-8”). FSP 140-4 and FIN 46(R)-8 amends SFAS No. 140 and FIN No. 46(R) to require public companies to disclose additional information regarding transfers of financial assets and interests in variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for all reporting periods that end after December 15, 2008. The adoption of FSP 140-4 and FIN 46(R)-8 did not have any affect on the Company’s financial statements at the date of adoption.

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

Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance, it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2008. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2008
	Within 1 year	1-5 years	≥5 years	Total

		(In Thousands)

Interest -Earning Assets:
Money market investments	$6,905	$—	$—	$6,905
Domestic certificates of deposit	9,500			9,500
Investment securities	87,699	59,977	4,768	152,444
Loans:
Commercial	229,136	53,955	1,346	284,437
Real estate construction	84,943	7,989	—	92,932
Real estate term	143,281	118,276	3,142	264,699
Installment and other consumer	18,767	17,679	14,891	51,337

Total interest-earning assets	$580,231	$257,876	$24,147	$862,254
Percent of total interest-earning assets	67%	30%	3%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$101,065	$—	$—	$101,065
Money market accounts	158,114	—	—	158,114
Savings accounts	166,315	—	—	166,315
Certificates of deposit	144,148	29,197	22	173,367
Short-term borrowings	14,120	—		14,120
Long-term borrowings	2,167	8,741	5,078	15,986
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	$604,487	$37,938	$5,100	$647,525
Percent of total interest-bearing liabilities	93%	6%	1%	100%

Interest sensitivity gap	$(24,256)	$219,938	$19,047	$214,729
Cumulative interest sensitivity gap	$(24,256)	$195,682	$214,729
Cumulative interest sensitivity gap as a percentage of total assets	-2%	19%	21%

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

Based on the results of the simulation models at December 31, 2008, we expect a decrease in net interest income of $851,000 and an increase of $1.7 million in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. As indicated in the table above, at December 31, 2008, the Company’s interest-bearing liabilities reprice or mature faster than the Company’s earning assets by a margin of $24.3 million over the next 12 months. The results of the simulation model indicate a decrease in net interest income in a falling rate environment and an increase in net interest income in a rising rate environment because the repricing of interest-bearing liabilities will lag the repricing of earning assets. Additionally, in some instances, the extent to which interest-bearing liabilities reprice may not reach that of earning assets due in part to the historically low level of interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Northrim BanCorp, Inc.:

We have audited Northrim BanCorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska
March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northrim BanCorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska
March 11, 2009

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

	(In Thousands Except Share Amounts)

Assets
Cash and due from banks	$30,925	$30,767
Money market investments	6,905	33,039
Domestic certificates of deposit	9,500	—
Investment securities held to maturity	9,431	11,701
Investment securities available for sale	141,010	148,009
Investment in Federal Home Loan Bank stock	2,003	2,003

Total Portfolio Investments	152,444	161,713
Loans	711,286	714,801
Allowance for loan losses	(12,900)	(11,735)

Net Loans	698,386	703,066
Purchased receivables	19,075	19,437
Accrued interest receivable	4,812	5,232
Premises and equipment, net	29,733	15,621
Goodwill and intangible assets	9,320	9,946
Other real estate owned	12,617	4,445
Other assets	32,675	31,448

Total Assets	$1,006,392	$1,014,714

Liabilities
Deposits:
Demand	$244,391	$224,986
Interest-bearing demand	101,065	96,455
Savings	58,214	55,285
Alaska CDs	108,101	171,341
Money market	158,114	215,819
Certificates of deposit less than $100,000	76,738	61,586
Certificates of deposit greater than $100,000	96,629	41,904

Total Deposits	843,252	867,376
Borrowings	30,106	16,770
Junior subordinated debentures	18,558	18,558
Other liabilities	9,792	10,595

Total Liabilities	901,708	913,299

Minority interest in subsidiaries	36	24
Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized, 6,331,372 and 6,300,256 shares issued and outstanding at December 31, 2008 and 2007, respectively	6,331	6,300
Additional paid-in capital	51,458	50,798
Retained earnings	45,958	44,068
Accumulated other comprehensive income-net unrealized gains/losses on available for sale on investment securities	901	225

Total Shareholders’ Equity	104,648	101,391

Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$1,006,392	$1,014,714

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

	(In Thousands Except Per Share Amounts)

Interest Income
Interest and fees on loans	$53,287	$66,463	$65,347
Interest on investment securities-available for sale	5,066	4,120	2,396
Interest on investment securities-held to maturity	427	499	403
Interest on money market investments	429	2	—
Interest on domestic certificates of deposit	507	1,983	1,375

Total Interest Income	59,716	73,067	69,521
Interest Expense
Interest expense on deposits and borrowings	13,902	23,237	21,999

Net Interest Income	45,814	49,830	47,522
Provision for loan losses	7,199	5,513	2,564

Net Interest Income After Provision for Loan Losses	38,615	44,317	44,958
Other Operating Income
Service charges on deposit accounts	3,283	3,116	1,975
Purchased receivable income	2,560	2,521	1,855
Employee benefit plan income	1,451	1,194	1,113
Electronic banking income	1,193	914	790
Equity in earnings from mortgage affiliate	595	454	649
Equity in loss from Elliott Cove	(106)	(93)	(230)
Other income	2,423	1,848	1,614

Total Other Operating Income	11,399	9,954	7,766

Other Operating Expense
Salaries and other personnel expense	20,996	20,700	19,277
Occupancy, net	3,399	2,957	2,611
OREO expense net, including impairment	2,558	(20)	(5)
Insurance expense	1,779	465	378
Marketing expense	1,558	1,617	1,641
Professional and outside services	1,498	1,167	840
Equipment expense	1,233	1,350	1,350
Intangible asset amortization expense	347	337	482
Other expense	7,071	6,490	4,902

Total Other Operating Expense	40,439	35,063	31,476

Income Before Income Taxes and Minority Interest	9,575	19,208	21,248
Minority interest in subsidiaries	370	290	296

Income Before Income Taxes	9,205	18,918	20,952
Provision for income taxes	3,122	7,260	7,978

Net Income	$6,083	$11,658	$12,974

Earnings Per Share, Basic	$0.96	$1.82	$2.02

Earnings Per Share, Diluted	$0.95	$1.80	$1.99

Weighted Average Shares Outstanding, Basic	6,358,595	6,400,974	6,426,002

Weighted Average Shares Outstanding, Diluted	6,388,681	6,485,972	6,516,117

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive
	of Shares	Value	Capital	Earnings	Income	Total

			(In Thousands)

Balance as of January 1, 2006	5,803	$5,803	$39,161	$39,999	$(489)	$84,474
Cash dividend declared	—	—	—	(2,780)	—	(2,780)
Stock dividend	291	291	6,690	(6,981)		—
Stock option expense	—	—	390	—	—	390
Exercise of stock options	38	38	300	—	—	338
Excess tax benefits from share-based payment arrangements	—	—	230	—	—	230
Treasury stock buy-back	(18)	(18)	(392)	—	—	(410)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	202	202

Net Income	—	—	—	12,974	—	12,974

Total Comprehensive Income						13,176

Balance as of December 31, 2006	6,114	$6,114	$46,379	$43,212	$(287)	$95,418
Cash dividend declared	—	—	—	(3,560)	—	(3,560)
Stock dividend	301	301	6,941	(7,242)	—	—
Stock option expense	—	—	578	—	—	578
Exercise of stock options	23	23	50	—	—	73
Excess tax benefits from share-based payment arrangements	—	—	108	—	—	108
Treasury stock buy-back	(138)	(138)	(3,258)	—	—	(3,396)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	512	512

Net Income	—	—	—	11,658	—	11,658

Total Comprehensive Income						12,170

Balance as of December 31, 2007	6,300	$6,300	$50,798	$44,068	$225	$101,391
Cash dividend declared	—	—	—	(4,193)	—	(4,193)
Stock option expense	—	—	597	—	—	597
Exercise of stock options	31	31	(3)	—	—	28
Excess tax benefits from share-based payment arrangements	—	—	66	—	—	66
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	676	676

Net Income	—	—	—	6,083	—	6,083

Total Comprehensive Income						6,759

Balance as of December 31, 2008	6,331	$6,331	$51,458	$45,958	$901	$104,648

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

	(In Thousands)

Operating Activities:
Net income	$6,083	$11,658	$12,974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security gains	(146)	—	—
Depreciation and amortization of premises and equipment	1,384	1,123	1,116
Amortization of software	176	240	354
Intangible asset amortization	347	337	482
Amortization of investment security premium, net of discount accretion	72	(500)	(133)
Deferred tax benefit	(3,638)	(393)	(1,862)
Stock-based compensation	597	578	390
Excess tax benefits from share-based payment arrangements	(66)	(108)	(230)
Deferral of loan fees and costs, net	(32)	(279)	19
Provision for loan losses	7,199	5,513	2,564
Purchased receivable loss	193	245	—
Gain on sale of other real estate owned	(45)	(110)	—
Impairment on other real estate owned	1,958	—	—
Earnings in RML, net of distributions	49	118	(124)
Equity in loss from Elliott Cove	106	93	230
Minority interest in subsidiaries	370	290	296
(Increase) decrease in accrued interest receivable	420	(316)	(519)
(Increase) decrease in other assets	1,985	(2,283)	(6,794)
Increase (decrease) of other liabilities	(748)	(22)	6,196

Net Cash Provided by Operating Activities	16,264	16,184	14,959

Investing Activities:
Investment in securities:
Purchases of investment securities — available-for-sale	(134,237)	(136,393)	(40,643)
Purchases of investment securities — held-to-maturity	(1,001)	—	(10,905)
Proceeds from sales/maturities of securities — available-for-sale	142,464	100,126	6,608
Proceeds from calls/maturities of securities — held-to-maturity	3,265	70	65
Investment in domestic certificates of deposit	(9,500)	—	—
(Investment in) cash proceeds from purchased receivables, net	169	1,501	(8,985)
Investments in loans:
Sales of loans and loan participations	8,477	8,886	22,601
Loans made, net of repayments	(20,359)	(2,502)	(35,762)
Proceeds from sale of other real estate owned	2,583	266	—
Investment in other real estate owned	(3,273)	—	—
Alaska First acquisition, net of cash received	—	12,699	—
Investment in Elliott Cove	(100)	(100)	(210)
Loan to Elliott Cove, net of repayments	108	(48)	58
Loan to PWA, net of repayments	—	—	385
Purchases of premises and equipment	(15,496)	(3,861)	(3,387)
Purchases of software, net of disposals	(106)	(183)	(440)

Net Cash Used by Investing Activities	(27,006)	(19,539)	(70,615)

Financing Activities:
Increase (decrease) in deposits	(24,124)	24,786	15,038
Proceeds from borrowings	15,124	5,546	—
Paydowns on borrowings	(1,788)	(401)	(1,913)
Distributions to minority interests	(358)	(295)	(267)
Proceeds from issuance of common stock	28	73	338
Excess tax benefits from share-based payment arrangements	66	108	230
Repurchase of common stock	—	(3,396)	(410)
Cash dividends paid	(4,182)	(3,542)	(2,768)

Net Cash Provided (Used) by Financing Activities	(15,234)	22,879	10,248

Net Increase (Decrease) by Cash and Cash Equivalents	(25,976)	19,524	(45,408)

Cash and cash equivalents at beginning of period	63,806	44,282	89,690

Cash and Cash Equivalents at End of Year	$37,830	$63,806	$44,282

Supplemental Information:
Income taxes paid	$5,657	$8,740	$9,296
Interest paid	$13,708	$23,105	$21,891
Transfer of loans to other real estate owned	$9,395	$4,445	$717
Cash dividends declared but not paid	$39	$28	$12

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”) is a bank holding company whose subsidiaries are Northrim Bank (the “Bank”), which serves Anchorage, Eagle River, the Matanuska Valley, Fairbanks, Alaska, and the Pacific Northwest through its Northrim Funding Services division (“NFS”); Northrim Investment Services Company (“NISC”) which holds the Company’s interest in both Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, and Pacific Wealth Advisors (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington; Northrim Building LLC (“NBL”), which owns and operates the Company’s main office facility at 3111 C Street in Anchorage; and Northrim Capital Trust 1 (“NCT1”) and Northrim Statutory Trust 2 (“NST2”), entities that were formed to facilitate trust preferred securities offerings by the Company. NBL purchased the main office facility in the third quarter of 2008. The Company has evaluated the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. The Company is regulated by the State of Alaska and the Federal Reserve Board. The Company was incorporated in Alaska, and its primary market areas include Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending and deposit activities have been with Alaska businesses and individuals.

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

Estimates and Assumptions: In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period and the disclosure of contingent assets and liabilities in accordance with generally accepted accounting principles. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, valuation of goodwill and other intangibles, and valuation of other real estate owned.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing balances with other banks, money market investments including interest-bearing balances with the FHLB, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.

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

Loans, Recognition of Interest Income and Loan Fees: Loans are carried at their principal amount outstanding, net of unamortized fees and direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a non-accrual status. Loans are placed on non-accrual when management believes doubt exists as to the collectibility of the interest or principal. Cash payments received on non-accrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependant, the impairment is measured by using the fair value of the loan’s collateral. Nonperforming loans greater than $50,000 are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors.

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

Purchased Receivables: The Bank purchases accounts receivable at a discount from its customers. The purchased receivables are carried at cost. The discount and fees charged to the customer are earned while the balances of the purchases are outstanding. In the event an impairment or write-down is evident and warranted, the charge is taken against the asset balance and not from the allowance for loan losses.

Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; vehicles at 3 years, furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 15 years, and buildings over 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). This CDI is fully amortized as of December 31, 2008. In 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock. The Company amortizes this CDI over its estimated useful life of ten years using an accelerated method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets,

management reviews goodwill at least annually for impairment by reviewing a number of key market indicators. Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005. The Company amortizes this intangible over its estimated life of ten years.

Other Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the net deferred tax asset and the Company’s investments in RML Holding Company, Elliott Cove, NBG, and PWA. All of these entities are affiliates of the Company. The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis.

Also included in other assets are the Company’s investments in three low-income housing partnerships. These partnerships are all Delaware limited partnerships and include Centerline Corporate Partners XXII, L.P. (“Centerline XXII”) Centerline Corporate Partners XXXIII, L.P. (“Centerline XXXIII”), and U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”). These entities are variable interest entities (“VIEs”). A variable interest entity is an entity whose equity investors lack the ability to make decisions about the entity’s activity through voting rights and do not have the obligation to absorb the entity’s expected losses or receive residual returns if they occur. The Company made commitments to purchase a $3 million interest in each of these partnerships in January 2003, September 2006 and December 2006, respectively.

Other Real Estate Owned: Other real estate owned represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan losses. Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings up to the original cost of the asset. Any subsequent reduction in the carrying value is charged against earnings. Operating expenses associated with other real estate owned are charged to earnings in the period they are incurred.

Advertising: Advertising, promotion and marketing costs are expensed as incurred. The Company reported total expenses of $1.6 million for each of the periods ending December 31, 2008, 2007, and 2006.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 19, are considered to be common stock equivalents. There were no dilutive incremental shares at December 31, 2008. Incremental shares were 31,400 and 92,782 at December 31, 2007 and 2006, respectively. Average incremental shares were 30,086, 84,998, and 90,115 for 2008, 2007, and 2006, respectively.

Information used to calculate earnings per share was as follows:

	2008	2007	2006

	(In Thousands)

Net income	$6,083	$11,658	$12,974
Basic weighted average common shares outstanding	6,359	6,401	6,426
Dilutive effect of potential comment shares from awards granted under equity incentive program	30	85	90

Diluted weitghted average common shares outstanding	6,389	6,486	6,516

Earnings per common share
Basic	$0.96	$1.82	$2.02
Diluted	$0.95	$1.80	$1.99

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2008 totaled 336,817. There were no anti-dilutive shares outstanding related to options to acquire common stock for the years 2007 and 2006.

Stock Option Plans: The Company accounts for its stock option plans in accordance with the provisions of FASB Statement No. 123R, “Share Based-Payment”, a revision of FASB 123, Accounting for Stock — Based Compensation. FASB Statement No. 123R establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected the modified prospective method for recognition of compensation cost associated with stock-based employee compensation awards. The Company amortizes stock-based compensation expense over the vesting period of each award.

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Segments: The Company has evaluated the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. This determination is based on the fact that the chief executive officer reviews financial information and assess resource allocation on a consolidated basis. Additionally, the aggregate revenue earned through, and total assets of, the insurance brokerage, mortgage lending and wealth management activities are less than 10% of the Company’s consolidated total revenue and total assets.

Concentrations: Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. As such, he Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Approximately 86% of the Alaska state government is funded through various taxes and royalties on the oil industry. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

At December 31, 2008 and 2007, the Company had $393.7 million and $423 million, respectively, in commercial and construction loans in Alaska. In addition, the Company has commitments of $149 million to seven commercial, commercial real estate, and residential construction/land development borrowing relationships at December 31, 2008. $135 million of these commitments are outstanding at December 31, 2008.

Consolidation Policy: The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its majority-owned subsidiaries that include Northrim Bank, NBL, and NISC. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company, Elliott Cove, and Pacific Wealth Advisors, LLC using the equity method. Minority interest relates to the minority ownership in NBG.

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

Of the $2.6 million of acquired intangible assets, $1.3 million was assigned to CDI. The CDI asset will be amortized over its estimated useful life of 10 years on an accelerated basis and is deductible for tax purposes only if the Company divests itself of Northrim Bank. The remaining $1.2 of intangible asset acquired represents goodwill and is not deductible for tax purposes. The Company capitalized an additional $825,000 in external direct costs related to the acquisition for a total of $2.1 million in goodwill at December 31, 2007.

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

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2008, was $0.

NOTE 4 —	Money Market Investments

Money market investment balances are as follows:

December 31,	2008	2007

	(In Thousands)

Interest bearing deposits at Federal Home Loan Bank (FHLB)	$348	$6,039
Interest bearing deposits at Federal Reserve Bank (FRB)	6,557	—
Fed funds sold	—	27,000

Total	$6,905	$33,039

All money market investments had a one-day maturity.

NOTE 5 —	Investment Securities

The carrying values and approximate fair values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31,	Cost	Gains	Losses	Value

	(In Thousands)

2008:
Securities Available for Sale
Government Sponsored Entities	$115,936	$1,702	$173	$117,465
Mortgage-backed Securities	345	22	5	361
Corporate Bonds	23,203	251	270	23,184

Total	$139,484	$1,975	$448	$141,010

Securities Held to Maturity
Municipal Securities	$9,431	$98	$27	$9,502

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

2007:
Securities Available for Sale
U.S. Treasury	$4,977	$5	$—	$4,982
Government Sponsored Entities	134,370	447	79	134,738
Mortgage-backed Securities	466	—	1	465
Coporate Bonds	7,813	11		7,824

Total	$147,626	$463	$80	$148,009

Securities Held to Maturity
Municipal Securities	$11,701	$49	$1	$11,749

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 were as follows:

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2008:
Securities Available for Sale
Government Sponsored Entities	$4,881	$173	$—	$—	$4,881	$173
Corporate Bonds	14,021	270	—	—	14,021	270
Mortgage-backed Securities	14	1	106	4	120	5

Total	$18,916	$444	$106	$4	$19,022	$448

Securities Held to Maturity
Municipal Securities	$2,646	$27	$—	$—	$2,646	$27

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2007:
Securities Available for Sale
Government Sponsored Entities	$33,390	$55	$12,671	$24	$46,061	$79
Mortgage-backed Securities	150	1	—	—	150	1

Total	$33,540	$56	$12,671	$24	$46,211	$80

Securities Held to Maturity
Municipal Securities	$0	$0	$2,037	$1	$2,037	$1

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities were caused by interest rate increases. At December 31, 2008, there were eleven available-for-sale securities in an unrealized loss position of $448,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at December 31, 2008, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

	(In Thousands)

Government Sponsored Entitiese Within 1 Year	$5,000	$5,001	4.15%
1-5 Years	103,575	105,236	3.37%
5-10 Years	5,175	5,109	5.00%
Over 10 Years	2,186	2,119	0.00%

Total	$115,936	$117,465	3.44%

Mortgage-backed Securities Within 1 Year	$235	$255	5.65%
1-5 Years	—	—	0.00%
5-10 Years	110	106	4.32%
Over 10 Years	—	—	0.00%

Total	$345	$361	5.22%

Corporate Bonds Within 1 Year	$3,994	$3,932	1.55%
1-5 Years	19,209	19,252	5.13%
5-10 Years	—	—	0.00%
Over 10 Years	—	—	0.00%

Total	$23,203	$23,184	4.51%

Municipal Securities Within 1 Year	$3,360	$3,389	3.86%
1-5 Years	5,434	5,484	3.90%
5-10 Years	637	629	4.02%
Over 10 Years	—	—	0.00%

Total	$9,431	$9,502	3.89%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

(In Thousands)

2008:
Available-for-Sale Securities	$23,371	$146	$—
Held-to-Maturity Securities	$—	$—	$—
2007:
Available-for-Sale Securities	$8,900	$—	$—
Held-to-Maturity Securities	$—	$—	$—
2006:
Available-for-Sale Securities	$—	$—	$—
Held-to-Maturity Securities	$—	$—	$—

The Company pledged $67.4 million and $32.4 million of investment securities at December 31, 2008, and 2007, respectively, as collateral for public deposits and borrowings.

A summary of taxable interest income on available for sale investment securities is as follows:

December 31,	2008	2007	2006

	(In Thousands)

U.S. Treasury	$23	$363	$438
Government Sponsored Entities	4,423	3,666	1,948
Other	620	91	10

Total	$5,066	$4,120	$2,396

Included in investment securities at December 31, 2008 is a required investment in stock of the FHLB of Seattle. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $2.0 million for 2008 and 2007. This security is reported at par value, which represents the Company’s cost. The FHLB of Seattle recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and as a result would not pay a dividend for the fourth calendar quarter of 2008 and that it would suspend the repurchase and redemption of outstanding common stock.

The FHLB of Seattle has communicated to the Company that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an “other than temporary impairment” on its investment in FHLB stock. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of those securities, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

NOTE 6 —	Loans

The composition of the loan portfolio is presented below:

December 31,	2008	2007

	(In Thousands)

Commercial	$293,249	$284,956
Real estate construction	100,438	138,070
Real estate term	268,864	243,245
Home equity lines and other consumer	51,447	51,274

Sub-total	713,998	717,545
Less: Unearned origination fees, net of origination costs	(2,712)	(2,744)

Total loans	711,286	714,801
Allowance for loan losses	(12,900)	(11,735)

Net Loans	$698,386	$703,066

The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2008, approximately 69% and 30% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Non-accrual loans totaled $20.6 million and $9.7 million at December 31, 2008, and 2007, respectively. Interest income which would have been earned on non-accrual loans for 2008, 2007, and 2006 amounted to $1.9 million, $865,000, and $437,000, respectively.

At December 31, 2008, and 2007, the recorded investment in loans that are considered to be impaired was $79.7 million and $51.4 million, respectively, (of which $20.4 million and $9.6 million, respectively, were on a non-accrual basis). A specific allowance of $3.2 million was established for $35.1 million of the $79.7 million of impaired loans in 2008. A specific allowance of $3.3 million was established for $11.7 million of the $51.4 million of impaired loans in 2007. At December 31, 2008 and 2007, the Company had impaired loans $44.6 million and $39.7 million, respectively, for which no specific allowance was taken due to the fact that fair value exceeded book value for these loans. Management determined the fair value of these loans based on the underlying collateral values. The average recorded investment in impaired loans during the years ended December 31, 2008, and 2007, was approximately $71.8 million and $49.7 million, respectively. For December 31, 2008, 2007 and 2006 the Company recognized interest income on these impaired loans of $3 million, $4.2 million and $2.5 million, respectively.

At December 31, 2008, and 2007, there were no loans pledged as collateral to secure public deposits.

At December 31, 2008, and 2007, the Company serviced $85 million and $92 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2008, and 2007, the Company held $864,000 and $1.1 million, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Maturities and sensitivity of accrual loans to changes in interest rates as of December 31, 2008 are as follows:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)

Commercial	$156,822	$77,682	$49,933	$284,437
Construction	72,631	20,301	—	92,932
Real estate term	45,937	85,633	133,129	264,699
Home equity lines and other consumer	2,093	9,462	39,782	51,337

Total	$277,483	$193,078	$222,844	$693,405

Fixed interest rate	$86,827	$75,738	$51,970	$214,535
Floating interest rate	190,656	117,340	170,874	478,870

Total	$277,483	$193,078	$222,844	$693,405

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2008	2007

	(In Thousands)

Balance, beginning of the year	$2,041	$1,123
Loans made	818	6,495
Repayments or change to nondirector status	1,969	5,577

Balance, end of year	$890	$2,041

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2008, and 2007, were $137,000 and $917,000, respectively.

NOTE 7 —	Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2008	2007	2006

	(In Thousands)

Balance, beginning of the year	$11,735	$12,125	$10,706
Allowance aquired with stock purchase	—	220	—
Provision charged to operations	7,199	5,513	2,564
Charge-offs:
Commercial	(4,187)	(4,291)	(2,545)
Construction	(1,004)	(2,982)	—
Real estate	(1,402)	(599)	—
Installment and other consumer	(132)	(45)	(72)

Total Charge-offs	(6,725)	(7,917)	(2,617)

Recoveries:
Commercial	577	1,723	1,086
Construction	61	50	—
Real estate	3	—	355
Installment and other consumer	50	21	31

Total Recoveries	691	1,794	1,472

Charge-offs net of recoveries	(6,034)	(6,123)	(1,145)

Balance, End of Year	$12,900	$11,735	$12,125

At December 31, 2008, the allowance for loan losses was $12.9 million as compared to balances of $11.7 million and $12.1 million, respectively, at December 31, 2007 and 2006. The increase in the allowance for the loan losses between December 31, 2008 and December 31, 2007 was caused primarily by the increased provision for loan losses due to increases in non-performing loans. The unallocated portion of the Allowance at December 31, 2008 increased to $5.2 million from $2.6 million at December 31, 2007 to address the impact of the current economic environment on our loan portfolio. .

The allowance is based on loss factors applied to loans that are quality graded according to an internal risk classification system (“classified loans”). The Company’s internal risk classifications are based in large part upon regulatory definitions for classified loans. The loss factors that the Company applies to each group of loans within the various risk classifications are based on industry standards, historical experience and management’s judgment. The increase in potential problem loans, nonaccrual loans and loans measured for impairment have been factored into the Company’s methodology for analyzing the allowance, which has been applied on a consistent basis. The Company is developing resolution plans for its classified loans and by December 31, 2009, intends to reduce its loans measured for impairment and OREO by 20% from December 31, 2009 levels. As described in note 6, the majority of these loans were evaluated for impairment and due to the estimated collateral value, additional reserves were not considered necessary.

NOTE 8 —	Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2008	2007

		(In Thousands)

Land		$3,201	$2,297
Vehicle	3 years	61	61
Furniture and equipment	3-7 years	8,861	10,090
Tenant improvements	2-15 years	6,469	9,841
Buildings	39 years	24,070	6,865

Total Premises and Equipment		42,662	29,154
Accumulated depreciation and amortization		(12,929)	(13,533)

Total Premises and Equipment, Net		$29,733	$15,621

Depreciation expense was $1.4 million, $1.1 million, and $1.1 million in 2008, 2007, and 2006, respectively. The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company assumed an existing loan secured by the building of $5.1 million and took out a long-term borrowing to pay the remaining amount of the purchase price.

NOTE 9 —	Other Real Estate Owned

At December 31, 2008 and 2007 the Company held $12.6 million and $4.5 million, respectively, as other real estate owned. The Company expects to expend approximately $2.2 million during 2009 to complete construction of these projects. During 2008, the Company received approximately $2.6 million in proceeds from the sale of several owned properties and recognized net gains on sales of $45,000. During 2007, the Company sold two owned properties and recognized a gain on sale of $110,000. An additional $432,000 of gain has been deferred and will be recognized using the installment method. There were no sales of owned property in 2006. During 2008, $2 million in impairment was recognized on OREO due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects. The Company also incurred $558,000 in operating expenses related to OREO in 2008.

NOTE 10 —	Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2008	2007

	(In Thousands)

Intangible assets:
Goodwill	$7,524	$7,804
Core deposits intangible	1,019	1,251
NBG customer relationships	777	891

Total	$9,320	$9,946

Prepaid expenses	$893	$962
Software	437	507
Deferred taxes, net	13,762	10,595
Note receivable from Elliott Cove	557	665
Investment in Elliott Cove	82	88
Investment in PWA	1,825	1,789
Investment in RML Holding Company	4,161	4,209
Investment in Low Income Housing Partnerships	6,940	7,639
Bank owned life insurance	2,458	2,853
Taxes receivable	217	731
Other assets	1,343	1,410

Total	$32,675	$31,448

As part of the acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of CDI. In 2007, the Company finished amortizing the CDI related to the Bank of America acquisition. As part of the stock acquisition of Alaska First in October 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years. In the first quarter of 2008, the Company recorded a $289,000 decrease in goodwill related to the Alaska First acquisition to adjust the net deferred tax assets carried over to the Company’s financial statements per FASB Statement No. 141, Business Combinations (Revised 2007).

The Company performed goodwill impairment testing at December 31, September 30, and June 30, 2008 and at December 31, 2007 in accordance with the policy described in Note 1. There was no indication of impairment in the first step of the impairment test at September 30, and June 30, 2008 or at December 31, 2007, and accordingly, the Company did not perform the second step. At December 31, 2008, there was an indication of impairment, and accordingly, the second step was performed. Based on the results of the step 2, the Company concluded that no impairment existed at that time. The more significant fair value adjustments in the pro forma business combination in the second step were to loans. Also, our step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized (generally related to businesses not acquired in a purchase business combination). The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated balance sheet. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.

In the first quarter of 2005, NCIC purchased a 10% interest in NBG, an insurance brokerage company that provides employee benefit plans to businesses throughout Alaska. In the fourth quarter of 2005, NCIC purchased an additional 40.1% interest in NBG, bringing its ownership interest to 50.1%. The Company has invested $1.1 million in NBG and has attributed all of this investment to an intangible asset represented by the value of the customer relationships of NBG. The Company is amortizing the

NBG intangible asset over a ten-year period on a straight-line basis. In 2008, the amortization expense on the NBG intangible asset was $115,000.

The Company recorded amortization expense of its intangible assets of $347,000, $337,000, and $482,000 in 2008, 2007, and 2006, respectively. The net increase in the amortization expense in 2008 as compared to 2007 resulted from the fact that the Company expensed a full year of amortization related to the Alaska First CDI in 2008 and had no amortization expense related to the acquisition of Bank of America. The decrease in the amortization expense in 2007 as compared to 2006 resulted from the completion of amortization expense on the CDI related to the acquisition of the Bank of America branches. The future amortization expense required on these assets is as follows:

Year Ending December 31:

(In Thousands)

2009	$324
2010	300
2011	276
2012	252
2013	228
Thereafter	416

Total	$1,796

As of December 31, 2008, the Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $557,000 as of December 31, 2008.

In the fourth quarter of 2005, the Company, through NISC, purchased subscription rights to an ownership interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. The Company also made commitments to make two loans to PWA of $225,000 and $175,000, respectively. There were no outstanding balances on these two commitments as of December 31, 2008. Subsequent to the investment in these subscription rights, PWA purchased Pacific Portfolio Consulting L.P., an investment advisory business, and formed Pacific Portfolio Trust Company. After the completion of these transactions, NISC owned a 24% interest in PWA and applies the equity method of accounting for its ownership interest in PWA.

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

Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2008	2007

	(Unaudited)
	(In Thousands)

Assets
Cash	$7,366	$8,564
Loans held for sale	77,643	32,697
Other assets	9,981	8,170

Total Assets	$94,990	$49,431

Liabilities
Lines of credit	$73,390	$29,852
Other liabilities	4,865	3,997

Total Liabilities	78,255	33,849

Shareholders’ Equity	16,735	15,582

Total Liabilities and Shareholders’ Equity	$94,990	$49,431

Income/expense
Gross income	$17,188	$15,245
Total expense	13,930	14,305
Joint venture allocations	635	492

Net Income	$3,893	$1,432

In December of 2006, September of 2006 and January of 2003 the Company made commitments to investment $3 million each in USA 57, Centerline XXXIII and Centerline XXII, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen and eighteen-year period, respectively. The Company will fund its remaining $1.8 million in commitments on these investments in 2009.

NOTE 11 —	Deposits

The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2008, and 2007, was $96.6 million and $41.9 million, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)

2009	$144,726
2010	18,253
2011	9,562
2012	462
2013	342
Thereafter	22

Total	$173,367

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. At December 31, 2008, the Company had $12.2 million in CDARS certificates of deposits as compared to $1 million at December 31, 2007.

At December 31, 2008 and 2007, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank. At December 31, 2008, the Company had $47.1 million in securities pledged to collateralize certificates of deposit from the Alaska Permanent Fund. At December 31, 2007, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.

NOTE 12 —	Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 12% of assets, or $121 million at December 31, 2008. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. At December 31, 2008, and 2007, there was $11.0 million and $1.8 million outstanding on the line, respectively. The increase in the outstanding balance at December 31, 2008 as compared to the same period in 2007 is the result of an additional draw on the line to fund the Company’s acquisition of its main office facility on July 1, 2008. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. $1.4 million of the outstanding balance on the FHLB line of credit has a maturity date of May 7, 2012 and an interest rate of 5.46% as of December 31, 2008, and the rest of the balance matures on July 3, 2018 and an interest rate of 4.99% as of December 31, 2008.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At December 31, 2008, the outstanding balance on this loan is $5.0 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2008.

The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 on the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2008, and 2007, was $490,000 and $1 million, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $65.7 million of loans as collateral to secure advances made through the discount window on December 31, 2008. There were no discount window advances outstanding at December 31, 2008 and 2007. The Company is not paying interest on these agreements at December 31, 2008.

Securities sold under agreements to repurchase were $1.6 million and $14.0 million, respectively, for December 31, 2008 and 2007. The Company is not paying interest on these agreements at December 31, 2008, and the interest rate at December 31, 2007 was 3.21%. The average balance outstanding of securities sold under agreement to repurchase during 2008 and 2007 was $8.6 million and $8.9 million, respectively, and the maximum outstanding at any month-end was $11.6 million and $15.2 million, respectively, during the same time periods. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

At December 31, 2008, the Company had $7 million at an interest rate of 1.0% and $5 million at an interest rate of 0.63% in overnight borrowings. Both of these borrowings matured on January 2, 2009.

The principal payments that are required on these borrowings as of December 31, 2008, are as follows:

Year Ending December 31:

(In Thousands)

2009	$15,637
2010	1,524
2011	1,532
2012	1,349
2013	1,153
Thereafter	8,911

Total	$30,106

NOTE 13 —	Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust is not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN 46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 5.50% at December 31, 2008. The interest cost to the Company on these debentures was $503,000 in 2008 and $689,000 in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust 2 is not consolidated in the Company’s financial statements in accordance with FIN 46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 3.37% at December 31, 2008. The interest cost to the Company on these debentures was $465,000 in 2008 and $689,000 in 2007. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 14 —	Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2008	2007	2006

	(In Thousands)

Interest-bearing demand accounts	$578	$1,188	$830
Money market accounts	3,306	7,378	6,053
Savings accounts	3,444	8,756	10,113
Certificates of deposit greater than $100,000	2,361	1,583	1,425
Certificates of deposit less than $100,000	2,490	2,497	1,897
Borrowings	1,723	1,835	1,681

Total	$13,902	$23,237	$21,999

NOTE 15 —	Income Taxes

Components of the provision for income taxes are as follows:

		Current Tax	Deferred	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)

2008:	Federal	$5,360	$(2,822)	$2,538
	State	1,400	(816)	584

Total		$6,760	$(3,638)	$3,122

2007:	Federal	$6,026	$(303)	$5,723
	State	1,627	(90)	1,537

Total		$7,653	$(393)	$7,260

2006:	Federal	$7,828	$(1,436)	$6,392
	State	2,012	(426)	1,586

Total		$9,840	$(1,862)	$7,978

The actual expense for 2008, 2007, and 2006, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2008, 2007, and 2006) as follows:

December 31,	2008	2007	2006

	(In Thousands)

Computed “expected” income tax expense	$3,222	$6,621	$7,333
State income taxes, net	380	999	1,031
Low income housing credits	(695)	(545)	(322)
Other	215	185	(64)

Total	$3,122	$7,260	$7,978

The components of the net deferred tax asset are as follows:

December 31,	2008	2007	2006

	(In Thousands)

Deferred Tax Asset:
Provision for loan losses	$18,239	$13,776	$10,499
Loan fees, net of costs	1,115	1,126	1,240
Unrealized loss on available-for-sale investment securities	—	—	201
Depreciation and amortization	814	902	826
Other real estate owned	907	—	—
Other	4,824	3,165	3,224

Total Deferred Tax Asset	$25,899	$18,969	$15,990
Deferred Tax Liability:
Net loan charge offs	$(8,384)	$(5,903)	$(3,386)
Unrealized gain on available-for-sale investment securities	(629)	(158)	—
Intangible amortization	(1,504)	(1,350)	(1,196)
Other	(1,620)	(963)	(848)

Total Deferred Tax Liability	$(12,137)	$(8,374)	$(5,430)

Net Deferred Tax Asset	$39,661	$29,564	$26,550

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

NOTE 16 —	Comprehensive Income

At December 31, 2008, 2007, and 2006, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)

2008:
Unrealized net holding gains on investment securities arising during 2008	$1,290	$(528)	$762
Plus: Reclassification adjustment for net realized gains included in net income	(146)	60	(86)

Net unrealized gains	$1,144	$(468)	$676

2007:
Unrealized net holding gains on investment securities arising during 2007	$871	$(359)	$512
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	$871	$(359)	$512

2006:
Unrealized net holding gains on investment securities arising during 2006	$342	$(140)	$202
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	$342	$(140)	$202

NOTE 17 —	Employee Benefit Plans

On July 1, 1992, the Company implemented a profit sharing plan, including a provision designed to qualify the plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may participate in the plan if they work more than 1,000 hours per year. Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and the Company provides for a mandatory $0.25 match for each $1.00 contributed by an employee up to 6% of the employee’s salary. The Company may increase the matching contribution at the discretion of the Board of Directors. The plan also allows the Company to make a discretionary contribution on behalf of eligible employees based on their length of service to the Company.

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $744,000, $780,000, and $727,000, in 2008, 2007, and 2006, respectively for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan to executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $302,000, $309,000, and $255,000, in 2008, 2007, and 2006, respectively and included these expenses in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2008 and 2007, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.0 million and $1.7 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Company’s net liability under this plan is dependant upon market gains and losses on assets held in the plan. For 2008, the Company recognized a $249,000 reduction in its liability related to this plan. In 2007 and 2006, the Company recognized increases in it’s liability of $419,000 and $381,000, respectively. These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2008 and 2007, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.3 million and $1.5 million, respectively.

NOTE 18 —	Common Stock

Quarterly cash dividends were paid aggregating to $4.2 million, $3.6 million, and $2.8 million, or $0.66 per share, $0.57 per share, and $0.45 per share, in 2008, 2007, and 2006, respectively. On February 5, 2009, the Board of Directors declared a $0.10 per share cash dividend payable on February 27, 2008, to shareholders of record on February 19, 2009. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We purchased 688,442 shares of our stock under this program through December 31, 2008 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. No repurchases occurred during 2008.

NOTE 19 —	Options

The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock. The Company’s policy is to issue new shares to cover awards. The total number of shares granted under the 2004 Plan and previous stock incentive plans at December 31, 2008 was 493,894, which includes 281,279 shares granted under the 2004 Plan leaving 63,298 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Activity on options and restricted stock granted under the 2004 Plan and prior plans is as follows. This information has been adjusted for the 5% stock dividends paid on October 5, 2007 and September 1, 2006:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price

December 31, 2005 outstanding	467,402	$11.86	$6.02-$25.94
Granted — 2006	49,731	18.29
Forfeited	(6,528)	15.38
Exercised	(49,632)	9.76

December 31, 2006 outstanding	460,973	$12.73	$6.02-$25.94
Granted — 2007	64,445	16.93
Forfeited	(4,349)	17.34
Exercised	(32,624)	8.90

December 31, 2007 outstanding	488,445	$13.50	$7.17-$25.94
Granted — 2008	58,127	5.71
Forfeited	(5,021)	13.31
Exercised	(47,657)	7.56

December 31, 2008 outstanding	493,894	$13.16	$7.17-$25.94

Stock options outstanding and exercisable at December 31, 2008 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2008	449,665	$14.67
Changes during the period:
Granted	26,056	12.74
Forfeited	(4,539)	14.78
Exercised	(40,032)	9.00

Outstanding at December 31, 2008	431,150	$15.08

Options exercisable at December 31, 2008	362,815	$14.23
Unexercisable options at December 31, 2008	68,335	$19.57

Restricted stock outstanding at December 31, 2008 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding at January 1, 2008	38,780	$23.66
Changes during the period:
Granted	32,071	12.74
Vested	(7,625)	22.30
Forfeited	(482)	24.56

Outstanding at December 31, 2008	62,744	$18.23

At December 31, 2008, all restricted stock was unvested. No options or restricted stock expired unexercised in 2008.

At December 31, 2008, 2007, and 2006, the weighted-average remaining contractual life of outstanding options and restricted stock was 4.0 years, 4.9 years, and 5.3 years, respectively.

At December 31, 2008, 2007, and 2006, the number of options exercisable was 362,815, 366,443, and 338,100, respectively, and the weighted-average exercise price of those options was $14.23, $12.61, and $11.98, respectively.

The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at December 31, 2008 was ($2.1) million, ($1.4) million, and ($634,000), respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2008 is 4.9 and 4.1 years, respectively. The weighted average remaining life of restricted stock outstanding at December 31, 2008 is 2.1 years. No restricted stock is exercisable.

At December 31, 2008, there were 63,298 additional shares available for grant under the plan. The per share fair values of stock options granted during 2008, 2007, and 2006, were calculated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Granted

Stock Options:	Nov. 2008	Nov. 2007	Nov. 2006

Expected option life (years)	8.4	8.3	7.4
Risk free rate	4.70%	4.37%	4.57%
Dividends per Share	$0.40	$0.66	$0.56
Expected volatility factor	30.21%	34.12%	37.44%

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

The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 are as follows:

Years Ended December 31,	2008	2007	2006

	(Dollars in Thousands)

Options:
Weighted-average grant-date fair value of stock options granted:	$3.74	$7.55	$9.79
Total fair value of shares vested during the period:	296	342	256
Total intrinsic value of options exercised:	382	406	672

Restricted stock units:
Weighted-average grant-date fair value of stock options granted:	$12.74	$23.00	$26.44

The Company recognizes the fair value of the stock options and restricted stock as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed in FASB 123R. As a result, the Company recognized expense of $296,000 on the fair value of stock options and $301,000 on the fair value of restricted stock for a total of $597,000 in stock-based compensation expense for the year ending December 31, 2008. The Company recognized expense of $342,000 on the fair value of stock options and $236,000 on the fair value of restricted stock for a total of $578,000 in stock-based compensation expense for the year ending December 31, 2007.

The unamortized stock-based compensation expense and the weighted average expense period remaining at December 31, 2008 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

	(Dollars in Thousands)

Stock options	$340	1.8
Restricted stock	662	2.1

Total	$1,002	1.9

Proceeds from the exercise of stock options and vesting of restricted stock in 2008, 2007 and 2006 were $373,000, $300,000 and $484,000 respectively. The Company withheld $345,000, $227,000 and $270,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2008, 2007 and 2006, respectively. The intrinsic value of the options that were exercised during 2008, 2007 and 2006 was $382,000, $406,000 and $672,000, respectively, which represents the difference between the fair value of the options at the date of exercise and their exercise price. A portion of these options were incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. At the date of exercise, the intrinsic values of these options was $194,000, $145,000 and $113,000 for 2008, 2007 and 2006, respectively. Thus, the Company’s tax deduction was based on options exercised and sold during 2008, 2007 and 2006 with total intrinsic values of $228,000, $261,000 and $559,000, respectively. The Company recognized tax deductions of $66,000, $108,000 and $230,000 related to the exercise of these stock options during 2008, 2007 and 2006, respectively.

FASB Statement No. 123R requires that an entity that used the intrinsic value method under APB 25 prior to implementation of FASB Statement No. 123R must calculate the amount of excess tax benefits available to offset a tax deficiency as the net amount of excess tax benefits that would have been recognized in additional paid in capital had the entity adopted FASB Statement No. 123 for recognition purposes for awards granted for reporting periods ended after December 14, 1994. The Company used the intrinsic value method to calculate share-based compensation cost prior to January 1, 2006. FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), effective November 10, 2005, provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FASB 123R. The Company has elected to use the long haul method to calculate the beginning balance of the APIC pool as opposed to electing this simplified method. At December 31, 2008, the amount of excess tax benefits available to offset a tax deficiency is $790,000.

NOTE 20 —	Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $1.7 million, $2.2 million, and $1.9 million in 2008, 2007, and 2006, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2008, are as follows:

Year Ending December 31:

(In Thousands)

2009	$844
2010	829
2011	734
2012	493
2013	352
Thereafter	5,089

Total	$8,341

Rental income under leases was $463,000, $134,000 and $108,000 in 2008, 2007, and 2006, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2008, are as follows:

Year Ending December 31:

(In Thousands)

2009	$760
2010	156
2011	156
2012	156
2013	156
Thereafter	—

Total	$1,384

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company assumed an existing loan secured by the building in an amount of approximately $5.0 million and took out a long-term borrowing for $10 million to pay the remaining amount of the purchase price and provide additional funds for the Company. Approximately 40% of the building is leased to other tenants and the Company will continue to occupy the remaining 60% of the building. The Company does not expect that the purchase of the main office facility will have a material effect on its financial condition. Prior to the purchase, the Company leased the main office facility from an entity in which a former director has an interest. Rent expense under this lease agreement was $582,000, $1.1 million, and $975,000 for 2008, 2007, and 2006, respectively. The Company believes that the lease agreement was at market terms.

At December 31, 2008, the Company held $12.6 million as other real estate owned. The Company expects to expend approximately $2.2 million during 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.

The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $75,000 per covered individual and $2.3 million for all medical claims. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

December 31,	2008	2007

	(In Thousands )

Off-balance sheet commitments:
Commitments to extend credit	$134,455	$158,569
Standby letters of credit	12,752	28,216

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2008, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2008, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2009, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a well-capitalized bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2008 and 2007, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2008:
Total Capital (to risk-weighted assets)	$123,430	13.90%	$71,039	≥ 8.0%	$88,799	≥10.0%
Tier I Capital (to risk-weighted assets)	$112,310	12.65%	$35,514	≥ 4.0%	$53,271	≥ 6.0%
Tier I Capital (to average assets)	$112,310	11.54%	$38,937	≥ 4.0%	$48,672	≥ 5.0%
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$120,170	13.57%	$70,845	≥ 8.0%	$88,556	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$109,093	12.32%	$35,420	≥ 4.0%	$53,130	≥ 6.0%
Tier I Capital (to average assets)	$109,093	11.10%	$39,313	≥ 4.0%	$49,141	≥ 5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2008:
Total Capital (to risk-weighted assets)	$115,537	13.04%	$70,882	≥8.0%	$88,602	≥10.0%
Tier I Capital (to risk-weighted assets)	$104,438	11.79%	$35,444	≥4.0%	$53,165	≥6.0%
Tier I Capital (to average assets)	$104,438	10.77%	$38,782	≥4.0%	$48,478	≥5.0%
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$113,089	12.80%	$70,681	≥8.0%	$88,351	≥10.0%
Tier I Capital (to risk-weighted assets)	$102,037	11.55%	$35,337	≥4.0%	$53,006	≥6.0%
Tier I Capital (to average assets)	$102,037	10.43%	$39,132	≥4.0%	$48,915	≥5.0%

NOTE 22 —	Fair Value Measurements

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

Cash and Money Market Investments: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Investments in Federal Home Loan Bank stock are recorded at cost, which also represents fair value.

Loans: In 2008, fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the allowance for loan losses (see Note 7). Loans are valued using a discounted cash flow methodology and are pooled based on similar characteristics, such as underlying collateral, type of interest rate (fixed or adjustable), types of amortization, and other similar factors. A discount rate was developed based on the relative risk of the cash flows, taking into account the loan type, the maturity of the loans, liquidity risk and a required return on debt and capital. An additional liquidity risk is estimated primarily using observable, historical sales of loans during periods of similar economic conditions. In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), impaired loans are carried at fair value. Specific valuation allowances are included in the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value. In 2007, loans were discounted using expected future cash flows, and impaired loans were recorded as described above in accordance with SFAS 114.

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

Borrowings: Due to the short term nature of these instruments, the carrying amount of short-term borrowings reported in the balance sheet approximate the fair value. Fair values for fixed-rate long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.

Junior Subordinated Debentures: Fair value adjustments for junior subordinated debentures are based on the current discounted cash flows to maturity. Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.

Assets subject to non-recurring adjustment to fair value: The Company may be required to measure certain assets such as equity method investments, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets. Effective January 1, 2009, the Company will be required to disclose the fair value of these non-financial assets and liabilities in accordance with FASB Staff Position 157-2.

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

December 31,	2008		2007

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In Thousands)

Financial Assets:
Cash and money market investments	$37,830	$37,830	$63,806	$63,806
Domestic certificates of deposit	9,500	9,500	—	—
Investment securities	152,444	152,515	161,713	161,761
Net loans	698,386	650,270	703,066	701,912
Purchased receivables	19,075	19,075	19,437	19,437
Accrued interest receivable	4,812	4,812	5,232	5,232
Financial Liabilities:
Deposits	$843,252	$845,560	$867,376	$866,299
Accrued interest payable	903	903	709	709
Borrowings	30,106	30,517	16,770	16,673
Junior subordinated debentures	18,558	8,211	18,558	23,135
Unrecognized Financial Instruments:
Commitments to extend credit(a)	$134,455	$1,345	$158,569	$1,586
Standby letters of credit(a)	12,752	128	28,216	282

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in
		Active Markets for	Signifcant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$141,010	—	$141,010	—

Total	$141,010	—	$141,010	—

As of and for the three months ending December 31, 2008, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table (in thousands):

		Quoted Prices in
		Active Markets for	Signifcant Other
		Identical Assets	Observable Inputs	Significant Unobservable	Total (gains)
	Total	(Level 1)	(Level 2)	Inputs (Level 3)	losses

Loans measured for impairment[1]	$35,062	—	$21,075	$13,987	$(160)
Other real estate owned[2]	10,520	—	—	10,520	1,958

Total	$45,582	—	$21,075	$24,507	$1,798

1	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

2	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

NOTE 23 —	Quarterly Results of Operations (Unaudited)

2008 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$13,864	$14,607	$14,887	$16,358
Total interest expense	2,807	3,511	3,421	4,163

Net interest income	11,057	11,096	11,466	12,195
Provision for loan losses	1,500	2,000	1,999	1,700
Other operating income	2,924	3,202	2,835	2,438
Other operating expense	10,661	9,895	10,402	9,481

Income before income taxes and minority interest	1,820	2,403	1,900	3,452
Minority interest in subsidiaries	99	102	94	75

Pre tax income	1,721	2,301	1,806	3,377
Income taxes	775	751	367	1,229

Net Income	$946	$1,550	$1,439	$2,148

Earnings per share, basic	$0.15	$0.24	$0.23	$0.34

Earnings per share, diluted	$0.14	$0.24	$0.23	$0.34

2007 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$18,242	$18,470	$18,373	$17,982
Total interest expense	5,314	6,058	5,986	5,879

Net interest income	12,928	12,412	12,387	12,103
Provision for loan losses	3,000	725	1,333	455
Other operating income	2,730	2,809	2,726	1,689
Other operating expense	8,839	8,585	8,680	8,959

Income before income taxes and minority interest	3,819	5,911	5,100	4,378
Minority interest in subsidiaries	75	85	80	50

Pre tax income	3,744	5,826	5,020	4,328
Income taxes	1,583	2,200	1,878	1,599

Net Income	$2,161	$3,626	$3,142	$2,729

Earnings per share, basic	$0.34	$0.57	$0.49	$0.42

Earnings per share, diluted	$0.34	$0.56	$0.48	$0.42

NOTE 24 —	Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In December of 2006, the Company became aware of a lawsuit related to its purchase of NBG. A verdict in this matter was entered in favor of the Company in July 2008.

NOTE 25 —	Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2008	2007	2006

	(In Thousands)

Assets
Cash	$5,160	$3,951	$12,629
Investment in Northrim Bank	114,623	112,184	97,806
Investment in NISC	2,025	1,795	2,530
Investment in NCT1	248	248	248
Investment in NST2	310	310	310
Due from NISC	382	530	110
Due from Northrim Building	—	312	—
Due from Northrim Bank	14	—	—
Other assets	678	1,001	414

Total Assets	$123,440	$120,331	$114,047

Liabilities
Junior subordinated debentures	$18,558	$18,558	$18,558
Other liabilities	234	382	71

Total Liabilities	18,792	18,940	18,629
Shareholders’ Equity
Common stock	6,331	6,300	6,114
Additional paid-in capital	51,458	50,798	46,379
Retained earnings	45,958	44,068	43,212
Accumulated other comprehensive income- net unrealized gains on available for sale investment securities	901	225	(287)

Total Shareholders’ Equity	104,648	101,391	95,418

Total Liabilities and Shareholders’ Equity	$123,440	$120,331	$114,047

Statements of Income For Years Ended:	2008	2007	2006

	(In Thousands)

Income
Interest income	$115	$518	$578
Net income from Northrim Bank	7,813	13,365	14,432
Net loss from NISC	(24)	(95)	(170)
Other income	30	—	—

Total Income	7,934	13,788	14,840
Expense
Interest expense	998	1,421	1,360
Administrative and other expenses	1,765	1,691	1,262

Total Expense	2,763	3,112	2,622
Net Income Before Income Taxes	5,171	10,676	12,218
Income tax expense (benefit)	(912)	(982)	(756)

Net Income	$6,083	$11,658	$12,974

Statements of Cash Flows For Years Ended:	2008	2007	2006

	(In Thousands)

Operating Activities:
Net income	$6,083	$11,658	$12,974
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(7,789)	(13,270)	(9,512)
Stock-based compensation	597	578	390
Changes in other assets and liabilities	611	(1,027)	583

Net Cash Used from Operating Activities	(498)	(2,061)	4,435
Investing Activities:
Investment in Northrim Bank, NISC, NCT1 & NST2	5,795	140	(210)

Net Cash Used by Investing Activities	5,795	140	(210)
Financing Activities:
Dividends paid to shareholders	(4,182)	(3,542)	(2,768)
Proceeds from issuance of trust preferred securities	—	—	—
Proceeds from issuance of common stock and excess tax benefits	94	181	568
Repurchase of common stock	—	(3,396)	(410)

Net Cash Provided by Financing Activities	(4,088)	(6,757)	(2,610)

Net Increase by Cash and Cash Equivalents	1,209	(8,678)	1,615

Cash and Cash Equivalents at beginning of period	3,951	12,629	11,014

Cash and Cash Equivalents at end of period	$5,160	$3,951	$12,629

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2008, was $110,642,670.

The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2009, was 6,332,236.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Index

	Part I	Page

Item 1.	Business	1-4, 7-26, 73-80

	General	1-4, 73-80

	Investment Portfolio	22-24, 40, 45-48, 65-67

	Loan Portfolio	7-8, 16-22, 40-41, 48-50, 65-67

	Summary of Loan Loss Experience	16-22, 40-41, 48-50, 65-67

	Deposits	24-26, 54-55, 65-67

	Return on Equity and Assets	5

	Short-term Borrowings	25-26, 55, 65-67

Item 1A.	Risk Factors	78-79

Item 1B.	Unresolved Staff Comments	None

Item 2.	Properties	80

Item 3.	Legal Proceedings	68

Item 4.	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26-30, 60

Item 6.	Selected Financial Data	5-6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-33

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31-33

Item 8.	Financial Statements and Supplementary Data	36-70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9A.	Controls and Procedures	33

Item 9B.	Other Information	None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	*

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accounting Fees and Services	*

Part IV

Item 15.	Exhibits, Financial Statement Schedules	81-84

*Northrim’s definitive proxy statement for the 2009 Annual Shareholders’ Meeting is incorporated herein by reference other than the section entitled “Report of the Compensation Committee on Executive Compensation”, “Report of the Audit Committee”, and “Fees Billed by KPMG During Fiscal Years 2008 and 2007.”

General

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company with four wholly-owned subsidiaries, Northrim Bank (the “Bank”), a state chartered, full-service commercial bank; Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s 48% equity interest in Elliott Cove Capital Management LLC (“Elliot Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1,”) an entity that we formed in May of 2003 to facilitate a trust preferred security offering by the Company, Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred security offering by the Company, and Northrim Building LLC (“NBL”), which owns and operates the Company’s main office facility at 3111 C Street in Anchorage. We also hold a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”) through Northrim Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). The predecessor of RML Holding Company, Residential Mortgage LLC (“RML”), was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. Finally, in the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington.

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

Management believes that Wells Fargo’s acquisition of National Bank of Alaska (“NBA”), which occurred in 2000 and was completed in 2001, opened up opportunities for us to increase our market share in all of our markets. Long-time NBA customers have stated that our expanded branch network and product line are an excellent local alternative to an out-of-state bank. The Bank completed an extensive and comprehensive sales training program in 2003 that formed the basis for an aggressive, targeted calling effort to sell the benefits of banking with us to those potential customers. In 2007 and 2008, the Bank continued with its sales calling and training efforts and plans to continue with this program in 2009. In addition, in the first part of 2005, the Bank launched its High Performance Checking (“HPC”) product consisting of several consumer accounts tailored to the needs of specific segments of its market, including a Totally Free Checking account. In 2007, the Bank introduced HPC for business, which has provided it with the opportunity to increase its business checking accounts. The Bank supported this product with a targeted marketing program and extensive branch sales promotions and plans to continue with these efforts in 2009.

In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are seven commercial banks operating in Alaska. Our management believes that we have benefited from the consolidation of larger financial institutions in Alaska as customers have sought the responsive and personalized service that we offer, resulting in consistency in achieving market share growth. Our portfolio loans (excluding real estate loans for sale) decreased by less than 1% from year-end 2007 to year-end 2008 and our deposits decreased by 3% during the same period. At June 30, 2008, the date of the most recently available information, we had approximately a 24% share of the Anchorage commercial bank deposits, approximately 7% in Fairbanks, and 10% in the Matanuska Valley.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2008, the most recent date for which comparative deposit information is available.

	Number of		Market share of
Financial institution	branches	Total deposits	deposits

	(Dollars in Thousands)

Northrim Bank	8(1)	$800,229	24%
Wells Fargo Bank Alaska	14	1,361,773	41%
First National Bank Alaska	10	756,542	23%
Key Bank	4	411,135	12%

Total	38	$3,329,679	100%

(1)	Does not reflect our Fairbanks or Wasilla branches

Employees and Key Personnel

We had 290 full-time equivalent employees at December 31, 2008. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board, President and Chief Executive Officer; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer, Joseph M. Beedle, our Executive Vice President and Chief Lending Officer; Steven L. Hartung, our Executive Vice President and Quality Assurance Officer; and Victor P. Mollozzi, our Senior Vice President for Business and Community Development. While we maintain keyman life insurance on the lives of Messrs. Langland, Knudson, Schierhorn, Beedle, and Mollozzi in the amounts of $2.5 million, $2.1 million, $1 million, $2 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Knudson, Mr. Schierhorn, Mr. Beedle, or Mr. Mollozzi with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Hartung.

Alaska Economy

All of our operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2008, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 19% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Any decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2008, $293 million, or 41%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes, and for the past 25 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $2,069 per eligible resident in 2008 for an aggregate distribution of approximately $714 million. Additionally, the State of Alaska distributed an energy rebate known as the Alaska Resource Rebate of $1,200 per eligible resident in 2008 for an aggregate distribution of approximately $985 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

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

The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide over 86% of the revenue used to fund state government operations primarily according to the State of Alaska Department of Revenue. According to the State of Alaska Department of Labor, employment in the oil and gas sector increased by 8.6% in 2008 as the companies operating within the state increased the size of their operations due in part to record high oil prices. Oil prices have recently declined to the $35 to $40 per barrel price range from the highs of $140 per barrel attained in the summer months of 2008. In light of these recent declines, Conoco Phillips announced that it would decrease its capital spending worldwide by 18%, which may impact Alaskan projects in a similar amount. Also, the Sate of Alaska announced in January of 2009 that it approved Exxon Mobile Corp.’s plan to develop the Point Thomson oil and natural gas field that is located in the northeastern boarder of the North Slope of Alaska. According to local news sources, Point Thomson is reported to contain approximately one quarter of the 35 trillion in known natural gas reserves that are located on the North Slope of Alaska.

In 2008, there were several major developments in the process to build a pipeline to transport natural gas from the North Slope of Alaska to the Continental United States. This project is estimated to cost in excess of $30 billion and would provide Alaska with additional revenue from severance taxes on the natural gas. Conoco Phillips and BP, two of the three oil companies that own the natural gas, formed a joint venture and committed to spend $600 million in feasibility to bring the project to an open season in 2010. The State of Alaska also granted a license to TransCanada, another competing company. There are still significant differences between the state and the oil companies that own the natural gas with regard to taxation of that gas. Thus, there could be further delays in the start of this project.

Tourism is another major employment sector of the Alaska economy. The events of September 11, 2001 had a negative effect on bookings for 2002. The industry reported further declines in 2003 as a result of a slower national economy in the first part of 2003. However, in 2006 and 2007, the industry reported increases due in part to an improving national economy and declines in the value of the U.S. dollar in relation to other currencies that make travel to the U.S. less expensive for some international visitors. In 2008, according to the State of Alaska Department of Labor, tourism declined in Alaska by .4% due in part to higher gasoline prices particularly in the summer of 2008. Recent media reports indicate that cruise ship operators are offering substantial discounts on their fares for the 2009 season in the face of weakening demand.

In addition to the challenges in several of Alaska’s major industries, the state has faced a “fiscal gap” in prior years because its operating expenditures have exceeded the revenues it collects in the form of taxes and royalty payments that have come mainly from the oil industry for several years. The fiscal gap has been filled by the Constitutional Budget Reserve fund (“CBR”) that was created for this situation. Although the state has recently experienced budget surpluses in 2005 through 2008, due to the recent rise in oil prices, it still projects that the fiscal gap will continue to widen in future years. Over the past several years, the public and the legislature have debated a number of proposals to solve the fiscal gap that include the following: 1) implementing a personal income tax (currently Alaska has only a corporate income tax), 2) assessing a state-wide sales tax (sales tax rates vary by community, and Anchorage, Alaska’s largest city, does not have a sales tax), 3) utilizing a portion of the earnings from the Alaska Permanent Fund, which would decrease the size of the annual dividend paid to all Alaska residents, and/or 4) a reduction in state expenditures. While Alaska appears to have the resources to solve the fiscal gap, political decisions are required to solve the problem. We cannot predict the type nor the timing of the solution and the ultimate impact on the Alaska economy.

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

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2008.

On October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the FDIC to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity interests in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. At this time, we have elected not to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company elected to participate in this program as it pertains to the 100% guarantee of non-interest bearing accounts by the FDIC. The Company elected to not participate in the part of the program that guarantees newly issued senior secured debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including the Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on our future financial condition and results of operations.

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

Effect of Recent Government Legislation: On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the EESA). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in financial institutions and purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury has announced its Capital Purchase Program, under which it has begun to purchase up to $250 billion of preferred stock in eligible institutions to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, other recent regulatory measures designed to strengthen financial market stability include actions enabling the FDIC to temporarily guarantee the newly-issued senior debt of FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, and the Federal Reserve’s Commercial Paper Funding Facility, providing a backstop for the commercial paper market of high quality issuers. There can be no assurance, however, as to the actual impact that the EESA and these related actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and these related actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our securities.

Unprecedented Volatility in the Financial Markets: Dramatic declines in the national housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Residential Real Estate Portfolio is Expected to Produce Lower Earnings: There has been a slowdown in the residential real estate sales cycle in the Company’s major markets. As a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.

Adequacy of Loan Loss Allowance: We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. During 2008, we experienced an increase in the amount of nonperforming loans as compared to 2007 and 2006. Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.

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

Growth and Management: Our financial performance and profitability will depend on our ability to manage recent and possible future growth, including our acquisition of Alaska First Bank & Trust, which we acquired in the fourth quarter of 2007. Although we believe that we have substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. The Company’s opportunities for growth may be affected by its focus on the reduction of its non-performing assets in 2009. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have experienced in the past.

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

The majority of the Company’s lending has been with Alaska businesses and individuals. At December 31, 2008, approximately 69% and 30% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

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

Properties

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned

Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land leased; building owned

SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned

36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned

Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased

Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased

Seventh Avenue Branch 550 West Seventh Avenue, Anchorage, AK	Traditional	Leased

West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned

Eagle River Branch 12812 Old Glenn Highway, Fire Lake Plaza, Eagle River, AK	Traditional	Leased

Downtown Fairbanks Branch 714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased

Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned

Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

Financial Statements and Exhibits

Financial Statements

The following financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Exhibits

Index to Exhibits

Exhibit
Number	Name of Document

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of Common Stock Certificate(1)
4.2	Pursuant to Section 6.0(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
4.3	Indenture dated as of December 16, 2005(5)
4.4	Form of Junior Subordinated Debt Security due 2036(5)
10.1	Employee Stock Option and Restricted Stock Award Plan(1)
10.2	2000 Employee Stock Incentive Plan(1)
10.7	Plan and Agreement of Reorganization between the Registrant and Northrim Bank dated as of March 7, 2001(3)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004(4)
10.9	Supplemental Executive Retirement Deferred Compensation Plan(3)
10.10	2004 Stock Incentive Plan(4)
10.12	Capital Securities Purchase Agreement dated December 14, 2005(5)
10.13	Amended and Restated Declaration of Trust Northrim Statutory Trust 2 dated as of December 16, 2005(5)
10.16	Amended and Restated Employment Agreement with R. Marc Langland(6)
10.17	Amended and Restated Employment Agreement with Joseph M. Schierhorn(6)
10.18	Amended and Restated Employment Agreement with Christopher N. Knudson(6)
10.19	Amended and Restated Employment Agreement with Joseph M. Beedle(6)
10.21	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 1, 2005(7)
10.22	Deferred Compensation Plan dated January 1, 1995, as amended January 1, 2005(7)
10.23	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended January 1, 2005(7)
10.24	Employment Agreement with Steven L. Hartung(8)
10.25	Supplemental Executive Retirement Plan dated July 1, 1994, as amended May 1, 2008, effective as of January 1, 2005(9)
10.26	Deferred Compensation Plan dated January 1, 1995, as amended May 1, 2008 effective as of January 1, 2005(9)
10.27	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended May 1, 2008 effective as of January 1, 2005(9)
10.28	Northrim Bank Executive Incentive Plan dated November 3, 1994(10)
21	Subsidiaries
Northrim Bank
Northrim Investment Services Company
Northrim Capital Trust 1
23	Consent of KPMG LLP(10)
24	Power of Attorney(10)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on January 14, 2002

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 7, 2007

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003

(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 8, 2007

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 15, 2008

(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 8, 2008

(10)	Filed with this Form 10-K

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2009.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 2009.

Principal Executive Officer:

/s/  R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief
Financial Officer,
Compliance Manager

R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 12, 2008, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling
Christopher N. Knudson	David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland,
as Attorney-in-fact

March 12, 2009

Investor Information

Annual Meeting

Date:	Thursday, May 14, 2009
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

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