Form 10-Q
period 2009-03-31
NORTHRIM BANCORP INC
filed 2009-05-11
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at May 8, 2009 was 6,332,236.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1. FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, DECEMBER 31, 2008, AND MARCH 31, 2008

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)		(unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$24,236	$30,925	$24,550
Money market investments	55,345	6,905	67,629
Domestic certificates of deposit	5,000	9,500	—

Investment securities held to maturity	10,649	9,431	11,699
Investment securities available for sale	125,496	141,010	112,245
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Total investment securities	138,148	152,444	125,947
Real estate loans for sale	4,160	—	—
Loans	678,709	711,286	704,952
Allowance for loan losses	(13,364)	(12,900)	(12,571)

Net loans	669,505	698,386	692,381
Purchased receivables, net	10,789	19,075	20,841
Accrued interest receivable	3,789	4,812	5,258
Premises and equipment, net	29,551	29,733	16,623
Goodwill and intangible assets	9,238	9,320	9,569
Other real estate owned	13,737	12,617	8,264
Other assets	33,245	32,675	30,656

Total Assets	$992,583	$1,006,392	$1,001,718

LIABILITIES
Deposits:
Demand	$241,039	$244,391	$199,597
Interest-bearing demand	108,048	101,065	102,819
Savings	60,259	58,214	55,066
Alaska CDs	108,373	108,101	148,105
Money market	125,973	158,114	212,696
Certificates of deposit less than $100,000	82,950	76,738	64,902
Certificates of deposit greater than $100,000	114,963	96,629	74,954

Total deposits	841,605	843,252	858,139

Borrowings	16,594	30,106	12,645
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,663	9,792	10,408

Total liabilities	886,420	901,708	899,750

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,332,236, 6,331,372, and 6,331,807 shares issued and outstanding at March 31, 2009, December 31, 2008, and March 31, 2008, respectively	6,332	6,331	6,312
Additional paid-in capital	51,609	51,458	50,975
Retained earnings	47,273	45,958	44,183
Accumulated other comprehensive income - unrealized gain (loss) on securities, net	919	901	462

Total Northrim Bancorp shareholders’ equity	106,133	104,648	101,932

Non-controlling interest	30	36	36

Total shareholders’ equity	106,163	104,684	101,968

Total Liabilities and Shareholders’ Equity	$992,583	$1,006,392	$1,001,718

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
	(Dollar in thousands,
	except per share data)
Interest Income
Interest and fees on loans	$12,058	$14,446
Interest on investment securities:
Securities available for sale	1,063	1,606
Securities held to maturity	91	111
Interest on money market investments	18	150
Interest on domestic certificate of deposit	57	45

Total Interest Income	13,287	16,358

Interest Expense
Interest expense on deposits and borrowings	2,111	4,163

Net Interest Income	11,176	12,195

Provision for loan losses	1,375	1,700

Net Interest Income After Provision for Loan Losses	9,801	10,495

Other Operating Income
Equity in earnings from mortgage affiliate	848	33
Purchased receivable income	758	529
Service charges on deposit accounts	703	862
Employee benefit plan income	366	307
Electronic banking income	310	245
Equity in loss from Elliott Cove	(65)	(37)
Other income	662	483

Total Other Operating Income	3,582	2,422

Other Operating Expense
Salaries and other personnel expense	5,451	5,403
Occupancy	915	824
Insurance expense	805	370
OREO expense net, including impairment	396	93
Professional and outside services	378	309
Marketing expense	318	390
Equipment expense	304	296
Intangible asset amortization expense	82	88
Other operating expense	1,871	1,692

Total Other Operating Expense	10,520	9,465

Income Before Income Taxes	2,863	3,452
Provision for income taxes	827	1,229

Net Income	2,036	2,223

Less: Net income attributable to the non-controlling interest	81	75

Net income attributable to Northrim Bancorp	$1,955	$2,148

Earnings Per Share, Basic	$0.31	$0.34
Earnings Per Share, Diluted	$0.31	$0.34

Weighted Average Shares Outstanding, Basic	6,393,589	6,349,499
Weighted Average Shares Outstanding, Diluted	6,393,589	6,376,233
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Non-controlling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(unaudited)
	(Dollar in thousands)
Three months ending March 31, 2009:

Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(640)	—		(640)
Stock option expense	—	—	149	—	—		149
Exercise of stock options	1	1	(4)	—	—		(3)
Excess tax benefits from share-based payment arrangements	—	—	6	—	—		6
Distributions to noncontrolling interest						(87)	(87)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	18		18

Net income attributable to the noncontrolling interest						81	81
Net Income	—	—	—	1,955	—		1,955

Total Comprehensive Income							2,054

Balance as of March 31, 2009	6,332	$6,332	$51,609	$47,273	$919	$30	$106,163

Three months ending March 31, 2008:
Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$24	$101,415

Cash dividend declared	—	—	—	(2,033)	—		(2,033)
Stock option expense	—	—	154	—	—		154
Exercise of stock options	12	12	(67)	—	—		(55)
Excess tax benefits from share-based payment arrangements	—	—	90	—	—		90
Distributions to noncontrolling interest	—	—	—	—	—	(63)	(63)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	237		237

Net income attributable to the noncontrolling interest						75	75
Net Income	—	—	—	2,148	—		2,148

Total Comprehensive Income							2,460

Balance as of March 31, 2008	6,312	$6,312	$50,975	$44,183	$462	$36	$101,968

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$2,036	$2,223

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	416	265
Amortization of software	41	48
Intangible asset amortization	82	88
Amortization of investment security premium, net of discount accretion	94	(113)
Deferred tax (benefit)	(624)	(190)
Stock-based compensation	149	154
Excess tax benefits from share-based payment arrangements	(6)	(90)
Deferral of loan fees and costs, net	(358)	(319)
Provision for loan losses	1,375	1,700
Purchased receivable recovery	(16)	(13)
Purchases of loans held for sale	(35,978)	—
Proceeds from the sale of loans held for sale	31,818	—
Gain on sale of other real estate owned	(108)	—
Impairment on other real estate owned	196	—
Proceeds in excess of earnings from RML	(67)	(25)
Equity in loss from Elliott Cove	65	37
(Increase) decrease in accrued interest receivable	1,023	(26)
Increase in other assets	75	1,131
(Decrease) of other liabilities	(128)	(1,255)

Net Cash Provided by Operating Activities	85	3,615

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(20,500)	(14,440)
Purchases of investment securities-held-to-maturity	(1,218)	50,720
Proceeds from sales/maturities of securities-available-for-sale	35,949	—
Proceeds from maturities of domestic certificates of deposit	9,500	—
Purchases of domestic certificates of deposit	(5,000)	—
Investment in purchased receivables, net of repayments	8,302	(1,391)
Investments in loans:
Loan participations	—	4,733
Loans made, net of repayments	29,258	752
Proceeds from sale of other real estate owned	2,104	(11)
Investment in other real estate owned	(546)	(60)
Loan to Elliott Cove, net of repayments	(34)	—
Purchases of premises and equipment	(234)	(1,267)
Purchases of software	(37)	(13)

Net Cash Provided by Investing Activities	57,544	39,023

Financing Activities:
Increase in deposits	(1,647)	(9,237)
Repayment of borrowings	(13,512)	(4,125)
Distributions to non-controlling interest	(87)	(63)
Proceeds from issuance of common stock	(3)	—
Excess tax benefits from share-based payment arrangements	6	90
Cash dividends paid	(635)	(930)

Net Cash Used by Financing Activities	(15,878)	(14,265)

Net Increase in Cash and Cash Equivalents	41,751	28,373
Cash and cash equivalents at beginning of period	37,830	63,806

Cash and cash equivalents at end of period	$79,581	$92,179

Supplemental Information:
Income taxes paid	$—	$—

Interest paid	$2,383	$4,064

Transfer of loans to other real estate owned	$2,766	$3,759

Cash dividends declared but not paid	$6	$1,103

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2009 and 2008
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity, except for changes in the presentation of shareholder’s equity in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 160. The Company has evaluated the requirements of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. Operating results for the interim period ended March 31, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (as amended) (“SFAS 160”). The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted SFAS 160 on January 1, 2009 and affected presentation and disclosure items retroactively. The adoption of SFAS 160 did not significantly impact the Company’s financial condition and results of operations.
Recently Issued Accounting Pronouncements
In January 2009, the FASB issued FSP EITF No.99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Asset (“EITF 99-20”), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and other related guidance. FSP EITF 99-20-1 applies to beneficial interests within the scope of Issue 99-20 and amends EITF 99-20 to align the impairment guidance therein with that in SFAS 115 and related implementation guidance. FSP EITF No.99-20-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and has been adopted prospectively. The adoption of FSP EITF No.99-20-1 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No.141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”). FSP 141(r)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, (“SFAS 141(r)”) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(r)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FASB Statement No. 5, Accounting for Contingencies (as amended), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(r). FSP 141(r)-1 requires that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. FSP 141(r)-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and has been adopted prospectively. The adoption of FSP 141(r)-1 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No.115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under certain circumstances, only the amount of the estimated credit loss on debt securities with other-than-temporary-impairment will be recorded through earnings while the remaining mark-to-market loss is recognized through other comprehensive income. FSP 115-2 is effective for the Company’s financial statements for interim and annual periods beginning after June 15, 2009 and must be adopted prospectively with the cumulative effect of adoption reflected in beginning retained earnings. The Company does not expect that adoption of FSP 115-2 will impact its financial condition and results of operations.
In April 2009, the FASB issued FSP No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for the Company’s financial statements for interim and annual periods beginning after June 15, 2009 and must be adopted prospectively. The Company does not expect that adoption of FSP 157-4 will impact its financial condition and results of operations.
In April 2009, the FASB issued FSP No.107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for the Company’s financial statements for interim and annual periods beginning after June 15, 2009 and must be adopted prospectively. The Company does not expect that adoption of FSP 107-1 will impact its financial condition and results of operations.
3. GOODWILL AND OTHER INTANGIBLES
As part of the acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). In 2007, the Company finished amortizing the

CDI related to the Bank of America acquisition. As part of the stock acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) in October 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years. In the first quarter of 2008, the Company recorded a $289,000 decrease in goodwill related to the Alaska First acquisition to adjust the net deferred tax assets carried over to the Company’s financial statements per FASB Statement No. 141, Business Combinations (Revised 2007).
The Company performed goodwill impairment testing at March 31, 2009 and December 31, September 30, and June 30, 2008 in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no indication of impairment in the first step of the impairment test at September 30 or June 30, 2008, and accordingly, the Company did not perform the second step. At March 31, 2009 and December 31, 2008, there were indications of impairment, and accordingly, the second step was performed. Based on the results of the step 2 as of March 31, 2009, and December 31, 2008, the Company concluded that no impairment existed at that time. The more significant fair value adjustments in the pro forma business combination in the second step at both March 31, 2009 and December 31, 2008 were to loans. Also, our step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized (generally related to businesses not acquired in a purchase business combination). The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated balance sheet. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2009		December 31, 2008		March 31, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$278,459	41%	$293,173	41%	$286,898	41%
Construction/development	83,490	12%	100,441	14%	125,024	18%
Commercial real estate	269,721	39%	268,864	38%	243,609	35%
Home equity lines and other consumer	49,136	7%	51,357	7%	51,705	7%
Loans in process	257	0%	163	0%	141	0%
Unearned loan fees, net	(2,354)	0%	(2,712)	0%	(2,425)	0%

Sub total	678,709		711,286		704,952
Real estate loans for sale	4,160	1%	—	0%	—	0%

Total loans	$682,869	100%	$711,286	100%	$704,952	100%

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

The Company recorded a provision for loan losses in the amount of $1.4 million for the three-month period ending March 31, 2009 based upon its analysis of its loan portfolio as noted above. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$12,900	$11,735
Charge-offs:
Commercial	11	929
Construction/development	863	79
Commercial real estate	60	—
Home equity lines and other consumer	84	—

Total charge-offs	1,018	1,008
Recoveries:
Commercial	70	139
Construction/development	—	—
Commercial real estate	9	—
Home equity lines and other consumer	28	5

Total recoveries	107	144
Net, (recoveries) charge-offs	911	864
Provision for loan losses	1,375	1,700

Balance at end of period	$13,364	$12,571

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$20,210	$20,593	$12,095
Accruing loans past due 90 days or more	210	5,411	2,793
Restructured loans	1,186	—	—

Total nonperforming loans	21,606	26,004	14,888
Other real estate owned	13,737	12,617	8,264

Total nonperforming assets	$35,343	$38,621	$23,152

Allowance for loan losses	$13,364	$12,900	$12,571

Nonperforming loans to loans	3.18%	3.66%	2.11%
Nonperforming assets to total assets	3.56%	3.84%	2.31%
Allowance to loans	1.97%	1.81%	1.78%
Allowance to nonperforming loans	62%	50%	84%
At March 31, 2009, December 31, 2008, and March 31, 2008, the Company had impaired loans of $69.9 million, $79.7 million, and $55.8 million, respectively. A specific allowance of $2.8 million, $3.2 million, and $4.1 million, respectively, was established for these loans for the periods noted. The decrease in impaired loans at March 31, 2009, as compared to December 31, 2008, resulted mainly from payoffs or pay-downs on two residential land development projects, one single family residential construction project, and one business loan relationship, and the transfer of three condominiums and two land development projects to OREO in the first quarter of 2009. The increase in impaired loans at December 31, 2008, as compared to March 31, 2008, resulted mainly from the addition of five land development relationships, one condominium conversion project, four residential construction relationships, one commercial real estate loan, and three commercial loans that were not included in impaired loans at March

31, 2008. This increase was offset by the payoff of one large land development project and a substantial reduction on another one between March 31, 2008 and December 31, 2008.
At March 31, 2009, December 31, 2008, and March 31, 2008 the Company held $13.7 million, $12.6 million and $8.3 million, respectively, as OREO. The Company expects to expend approximately $1.2 million in 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.
Management is aggressively attempting to reduce the outstanding loans measured for impairment and OREO. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 15% from March 31, 2009 levels.
6. INVESTMENT SECURITIES
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $138.1 million at March 31, 2009, a decrease of $14.3 million, or 9%, from $152.4 million at December 31, 2008, and an increase of $12.2 million, or 10%, from $125.9 million at March 31, 2008. Investment securities designated as available for sale comprised 91% of the investment portfolio at March 31, 2009, 92% at December 31, 2008, and 89% at March 31, 2008, and are available to meet liquidity requirements. At March 31, 2009, December 31, 2008, and March 31, 2008 the Company had gross unrealized losses on available for sale securities of $231,000, $446,000 and $88,000, respectively. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At March 31, 2009, $101.4 million in securities, or 73%, of the investment portfolio was pledged, as compared to $67.4 million, or 44%, at December 31, 2008, and $39.9 million, or 32%, at March 31, 2008.
The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2009, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the first quarter of 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
7. OTHER OPERATING INCOME
The Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, owns a 50.1% interest in Northrim Benefits Group, LLC (“NBG”). The Company consolidates the balance sheet and income statement of NBG into its financial statements and notes the non-controlling interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending March 31, 2009 and 2008, the Company included employee benefit plan income from NBG of $366,000 and $307,000, respectively, in its Other Operating Income. This increase is the result of an increase in NBG’s customers as well as an increase in the commission income that NBG earned from the sale of employee benefit plans.
The Company also owns a 24% interest in Residential Mortgage Holding Company, LLC (“RML Holding Company”) through NCIC. In the three-month period ending March 31, 2009, the Company’s earnings from RML Holding Company increased by $815,000 to $848,000 as compared to $33,000 for the three-month period ending March 31, 2008. This increase is the result of increased refinancing activity in response to the decrease in home mortgage interest rates.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $591,000 as of March 31, 2009. The Company’s share of the loss from Elliott Cove for the first quarter of 2009 was $65,000, as compared to a loss of $37,000 in the first quarter of 2008. The losses from Elliott Cove were offset by commissions that the Company receives for its sales of Elliott Cove investment products. These commissions are accounted for as other operating income and totaled $43,000 in the first quarter of 2009 and $73,000 for the first quarter of 2008. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. There were no commission payments in the first quarter of 2009 and payments totaled $9,000 for the first quarter of 2008.
The Company also owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”) through NISC. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending March 31, 2009, the Company’s earnings from PWA decreased by $16,000 to a $5,000 loss as compared to earnings of $11,000 for the three-month period ending March 31, 2008.
8. DEPOSIT ACTIVITIES
Total deposits at March 31, 2009 and 2008 were $841.6 million and $858.1 million, respectively. The decrease in deposits is largely due to a decrease in deposits for one customer that was offset in part by an increase in public deposits that the Company holds in certificates of deposit for the Alaska Permanent Fund Corporation. At March 31, 2009 and 2008, the Company held $55 million and $25 million, respectively, in certificates of deposit for the Alaska Permanent Fund. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2009, December 31, 2008 or March 31, 2008.
9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at March 31, 2009 was 492,791, which includes 220,246 shares granted under the 2004 Plan leaving 124,331 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $88,000 and $75,000 on the fair value of restricted stock units and $61,000 and $79,000 on the fair value of stock options for a total of $149,000 and $154,000 in stock-based compensation expense for the three-month periods ending March 31, 2009 and 2008, respectively.
The Company did not receive proceeds from the exercise of stock options for the three months ended March 31, 2009. Proceeds from the exercise of stock options for the three months ended March 31, 2008 were $232,000. The Company withheld shares valued at $4,000 and $287,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options for the three-month periods ending March 31, 2009 and 2008, respectively. The Company recognized tax deductions of $6,000 and $90,000 related to the exercise of these stock options during the quarters ended March 31, 2009 and 2008, respectively.

10. FAIR VALUE OF ASSETS AND LIABILTIES
On January 1, 2008, the Company adopted the provisions FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). In accordance with this statement, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in the fair value recorded in earnings. The Company elected not to value any additional assets or liabilities at fair value in accordance with SFAS 159.
On January 1, 2008, the Company also adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurement. This statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards.
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
Other real estate owned:  Other real estate owned represents properties acquired through foreclosure or its equivalent.     The fair value of other real estate owned is determined based on management’s estimate of the fair value of individual properties.  Significant inputs into this estimate include independently prepared appraisals, resent sales data for similar properties, our assessment of current market conditions and estimated costs to complete projects.  These valuation inputs generally result in a fair value measurement that is categorized as a Level 3 measurement, including when management determines that discounts on appraised values are required.  When appraised values are not discounted, fair value measurements are categorized as Level 2 measurements.

The Company may be required to measure certain assets such as equity method investments, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.
The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Available-for-sale securities	$125,496	—	$125,496	—

Total	$125,496	—	$125,496	—

As of and for the three months ending March 31, 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses

Loans measured for impairment[1]	$28,028	—	$9,691	$18,337	($312)
Other real estate owned[2]	256	—	—	256	196

Total	$28,284	—	$9,691	$18,593	($116)

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

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
OVERVIEW
GENERAL
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company (Nasdaq: NRIM) with four wholly-owned subsidiaries: Northrim Bank (the “Bank”), a state chartered, full-service commercial bank, Northrim Investment Services Company (“NISC”), which we formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company; Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May 2003 to facilitate a trust preferred securities offering by the Company, and Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company. The Company also holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML Holding Company”), through the Bank’s wholly-owned subsidiary, Northrim Capital Investments Co. (“NCIC”). Residential Mortgage LLC (“RML”), the predecessor of RML Holding Company, was formed in 1998 and has offices throughout Alaska. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that we started in the third quarter of 2004. This division also began operating in Alaska in the second quarter of 2008. NFS purchases accounts receivable from its customers and provides them with working capital. In addition, through NCIC, we hold a 50.1% interest in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. In the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. Finally, in the third quarter of 2008, the Bank formed another wholly-owned subsidiary, Northrim Building, LLC (“NBL”), which owns and operates the Company’s main office facility at 3111 C Street in Anchorage. NBL purchased the building in the third quarter of 2008.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.
The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned.  The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2008 Annual Report. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2008.  Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.
Several new accounting pronouncements became effective for the Company on January 1, 2009.  See Note 2 of this report for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for further details.
SUMMARY OF THIRD QUARTER RESULTS
At March 31, 2009, the Company had assets of $993 million and gross loans of $678.7 million, decreases of 1% and 4%, respectively, as compared to the balances for these accounts at March 31, 2008. As compared to balances at December 31, 2008, total assets and total loans at March 31, 2009 decreased by 1% and 5%, respectively. The Company’s net income and diluted earnings per share for the three months ended March 31, 2009, were $2.0 million and $0.31, respectively, decreases of 9% and 9%, respectively, as compared to the same period in 2008. For the quarter ended March 31, 2009, the Company’s net interest income decreased by $1.0 million, or 8%, its provision for loan losses decreased by $325,000, or 19%, its other operating income increased $1.2 million, or 48%, and its other operating expenses increased by $1.1 million, or 11%, as compared to the first quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income for the quarter ended March 31, 2009, was $2.0 million, or $0.31 per diluted share, decreases of 9% each as compared to net income of $2.1 million and diluted earnings per share of $0.34, respectively, for the first quarter of 2008.
The decrease in net income for the three-month period ending March 31, 2009 as compared to the same period a year ago is the result of a decrease in net interest income of $1.0 million and an increase in other operating expense of $1.1 million as compared to the same period a year ago. The negative effect of these items was partially offset by a $325,000 decrease in the loan loss provision, a $1.2 million increase in other operating income, and a $402,000 decrease in tax expense for the three-month period ending March 31, 2009 as compared to the same period a year ago. The decrease in the Company’s net interest income for the first quarter of 2009 was caused by larger declines in the yield of its earning assets as compared to decreases in its cost of funds combined with a shift in earning assets to lower yielding investment securities from higher yielding loans. The provision for loan losses decreased by $325,000 in the first quarter of 2009 primarily to account for the decrease in the specific allowance for impaired loans which is due to charge offs and payoffs. The increase in other operating expense for the first quarter of 2009 is primarily the result of a $435,000 increase in insurance expense related to FDIC insurance and a $303,000 increase in expenses related to OREO costs. The decrease in earnings per diluted share for the first quarter of 2009 as compared to the first quarter of 2008 was caused by the decrease in net income in the first quarter of 2009.

NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Both the Company’s loans and deposits consist largely of variable interest rate arrangements, with the result that as loans and deposits reprice, the Company can expect fluctuations in net interest income. Net interest income for the first quarter of 2009 decreased $1.0 million, or 8%, to $11.2 million from $12.2 million in the first quarter of 2008 because of larger reductions in the yields on the Company’s loans, accompanied by a smaller decrease in interest expense. The following table compares average balances and rates for the quarters ending March 31, 2009 and 2008:

	Three Months Ended March 31,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2009	2008	$	%	2009	2008	Change
	(Dollars in thousands)
Commercial	$280,342	$280,537	($195)	0%	6.76%	8.02%	-1.26%
Construction/development	97,056	135,567	(38,511)	-28%	7.20%	9.43%	-2.23%
Commercial real estate	271,347	241,576	29,771	12%	7.05%	7.86%	-0.81%
Home equity lines and other consumer	50,562	51,327	(765)	-1%	6.81%	7.13%	-0.32%
Real estate loans for sale	8,101	—	8,101	NA	4.91%	0.00%	NA
Other loans	(1,820)	(1,725)	(95)	6%

Total loans	705,588	707,282	(1,694)	0%	6.94%	8.20%	-1.26%

Short-term investments	36,640	25,587	11,053	43%	0.82%	3.01%	-2.19%
Long-term investments	134,766	144,617	(9,851)	-7%	3.61%	4.85%	-1.24%

Total investments	171,406	170,204	1,202	1%	3.06%	4.61%	-1.55%

Interest-earning assets	876,994	877,486	(492)	0%	6.18%	7.50%	-1.32%
Nonearning assets	113,099	98,719	14,380	15%

Total	$990,093	$976,205	$13,888	1%

Interest-bearing liabilities	$666,056	$668,535	($2,479)	0%	1.29%	2.49%	-1.20%
Demand deposits	208,405	194,298	14,107	7%
Other liabilities	9,139	10,579	(1,440)	-14%
Equity	106,493	102,793	3,700	4%

Total	$990,093	$976,205	$13,888	1%

Net tax equivalent margin on earning assets					5.20%	5.60%	-0.40%

Interest-earning assets averaged $877 million and $877.5 million for the three-month periods ending March 31, 2009 and 2008, respectively, a decrease of $492,000, or less than 1%. The tax equivalent yield on interest-earning assets averaged 6.18% and 7.50%, respectively, for the three-month periods ending March 31, 2009 and 2008, respectively, a decrease of 132 basis points.
Loans, the largest category of interest-earning assets, decreased by $1.7 million, or less than 1%, to an average of $705.6 million in the first quarter of 2009 from $707.3 million in the first quarter of 2008. Commercial, construction and home equity lines and other consumer decreased by $195,000, $38.5 million and $765,000 on average, respectively, between the first quarters of 2009 and 2008. Commercial real estate loans increased by $29.8 million on average between the first quarters of 2009 and 2008. Additionally, the Company had $8.1 million in real estate loans for sale on average in the three months ended March 31, 2009, and no real estate loans for sale during the same period in 2008. The decline in the loan portfolio resulted from a combination of transfers of loans to OREO for the three-month period ending March 31, 2009, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to decline slightly in the future with moderate growth in commercial real estate, decreases in commercial and construction loans, and decreases in home equity lines and other consumer loans as more of these types of loans are paid off due to the increase in mortgage refinance activity that has resulted from the declines in long term mortgage rates that began late in the fourth quarter of 2008. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2009 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the sales activity levels in the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. In addition, management intends to continue to aggressively reduce its loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, which should lead to further decreases in construction loan balances. The yield on the loan portfolio averaged 6.94% for the first quarter of 2009, a decrease of 126 basis points from 8.20% over the same quarter a year ago.
Average investments increased $1.2 million, or 1%, to $171.4 million for the first quarter of 2009 from $170.2 million in the first quarter of 2008. This increase resulted mainly from decreased loan balances.
Interest-bearing liabilities averaged $666.1 million for the first quarter of 2009, a decrease of $2.5 million, or less than 1%, compared to $668.5 million for the same period in 2008. The average cost of interest-bearing liabilities decreased 120 basis points to 1.29% for the first quarter of 2009 compared to 2.49% for the first quarter of 2008. The decrease in the average cost of funds in 2009 as compared to 2008 is largely due to the interest rate cuts by the Federal Reserve that were made throughout 2008. As a result, many other interest rates declined during the year, which contributed to a decline in deposit rates.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.20% for the three-month period ending March 31, 2009 as compared to 5.60% for the same period in 2008. During the three-month period ending March 31, 2009, the yield on the Company’s loans decreased due to lower yields in all loan categories while its funding costs also experienced a decrease due to a decline in interest rates as noted above. In the three-month period ending March 31, 2009, the yield on the Company’s earning assets declined by more than the cost of its interest-bearing liabilities. As loan volume declined, investment volume increased as compared to the same period a year ago. However, the yields on the Company’s investments averaged 3.06% for the three-month period ending March 31, 2009, as compared to average yield on its loans of 6.94%. This shift from higher yielding to lower yielding assets together with increased OREO and nonaccrual loan balances had a negative effect on the Company’s net tax equivalent margin in the first quarter of 2009.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, purchased receivable income, equity in earnings from the Company’s mortgage affiliate, gains from the sale of other real estate owned and other items. Set forth below is the change in Other Operating Income between the three-month periods ending March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	$ Chg	% Chg
	(Dollars in thousands)
Equity in earnings from mortgage affiliate	$848	$33	$815	2470%
Purchased receivable income	758	529	229	43%
Service charges on deposit accounts	703	862	(159)	-18%
Employee benefit plan income	366	307	59	19%
Electronic banking fees	310	246	64	26%
Rental income	206	10	196	1960%
Loan servicing fees	136	124	12	10%
Merchant credit card transaction fees	83	106	(23)	-22%
Equity in loss from Elliott Cove	(65)	(37)	(28)	76%
Gain on sale of other real estate owned, net	108	—	108	NA
Other income	129	242	(113)	-47%

Total	$3,582	$2,422	$1,160	48%

Total other operating income for the first quarter of 2009 was $3.6 million, an increase of $1.2 million from $2.4 million in the first quarter of 2008. This increase is due primarily to increases in income from our equity in earnings from our mortgage affiliate and purchased receivable income.
The Company’s share of the earnings from its 24% interest in its mortgage affiliate, RML, increased by $815,000 to $848,000 during the three-month period ending March 31, 2009 as compared to $33,000 in the same period in 2008. The increase in earnings resulted from increased refinance activity that began in the fourth quarter of 2008 and continued through the first quarter of 2009. The Company expects that the level of mortgage refinance activity will decrease in future periods in 2009, which will result in the Company receiving a lower level of earnings from its interest in RML.
Income from the Company’s purchased receivable products increased by $229,000, or 43%, to $758,000 for the three-month period ending March 31, 2009 as compared to $529,000 for the same period ending in March 31, 2008. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company expects the income level from this product to fluctuate as the Company adds new customers while some of its existing customers will move into different products to meet their working capital needs. For example, at the end of the three month period ending March 31, 2009, one of the Company’s purchased receivable customers sold a portion of its business and used those proceeds to repay its purchased receivable balance which accounted for a large part of the decrease in purchased receivable balances at March 31, 2009 as compared to the balances at March 31, 2008.
Service charges on the Company’s deposit accounts decreased by $159,000, or 18%, to $703,000 for the three-month period ending March 31, 2009, as compared to $862,000 for the three-month period ending March 31, 2008. The decrease in service charges is primarily the result of a decrease in fees collected on non-sufficient funds transactions due to a decrease the number of transactions processed during the first quarter of 2009.
Employee benefit plan income from NBG was $366,000 and $307,000 for the three-month periods ending March 31, 2009 and 2008, respectively, for an increase of $59,000, or 19%. This increase is a reflection of NBG’s ability to provide additional products and services to an increasing client base.

The Company’s electronic banking revenue increased by $64,000, or 26%, to $310,000 at March 31, 2009 from $246,000 at March 31, 2008. This increase resulted from additional fees collected from increased point-of-sale and ATM transactions. The point-of-sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the high performance checking (“HPC”) product and overall continued increased usage of point-of-sale by the entire customer base.
Rental income increased by $196,000, or 1960%, to $206,000 at March 31, 2009 from $10,000 at March 31, 2008. This increase resulted from the purchase of the Company’s main office facility through NBL in July 2008. The Company leases approximately 40% of the building to other companies and earned $187,000 from these leases in the first quarter of 2009.
Merchant credit card transaction fees decreased by $23,000, or 22%, to $83,000 at March 31, 2009 from $106,000 at March 31, 2008. This decrease resulted from both a decrease in the number of transactions processed by merchants and a decrease in average transaction fees due to competitive pressures.
The Company’s share of losses from its 48% interest in Elliott Cove increased by $28,000, or 76%, to a loss of $65,000 at March 31, 2009 from a loss of $37,000 at March 31, 2008. The increased losses from Elliott Cove resulted from a decrease in Elliott Cove’s revenues that was caused by a decrease in its assets under management for the first quarter in 2009 as compared to 2008.
The Company recognized $108,000 in net gains on the sale of $2 million in other real estate owned in the three-month period ending March 31, 2009. During this period, the Company sold four houses, two condominiums, and a number of developed residential lots with most of the property located in the greater Anchorage area. There were no sales of other real estate owned in the three months ended March 31, 2008.
Other income decreased by $113,000 or 47%, during the first quarter of 2009 to $129,000 from $242,000 in the first quarter of 2008. This decrease is primarily the result of the fact that the Company received $56,000 in proceeds in the first quarter of 2008 for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc. Additionally, the Company’s commissions from the sale of Elliott Cove products also decreased in the three-month period ending March 31, 2009 by $30,000 to $43,000, as compared to $73,000 in the same period in 2008.

EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three-month periods ending March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	$ Chg	% Chg
	(Dollars in thousands)
Salaries and other personnel expense	$5,451	$5,403	$48	1%
Occupancy	915	824	91	11%
Insurance expense	805	370	435	118%
OREO expense, including impairment	396	93	303	326%
Professional and outside services	378	309	69	22%
Marketing	318	390	(72)	-18%
Equipment, net	304	296	8	3%
Intangible asset amortization	82	88	(6)	-7%
Purchased receivable losses	(16)	(13)	(3)	N/A
Other expense	1,887	1,705	182	11%

Total	$10,520	$9,465	$1,055	11%

Total other operating expense for the first quarter of 2009 was $10.5 million, an increase of $1.0 million from $9.5 million in the first quarter of 2008. This increase is primarily due to a $435,000 increase in insurance costs, a $303,000 increase in expenses related to OREO, a $91,000 increase in occupancy costs and a $69,000 increase in professional fees and outside services.
Salaries and benefits increased by $48,000, or 1%, for the three-month period ending March 31, 2009 as compared to the same period a year ago due to salary increases driven by competitive market pressures.
Occupancy expense increased by $91,000, or 11%, for the three-month period ending March 31, 2009 as compared to the same period in 2008 largely due to the Company’s acquisition of its main office facility for $12.9 million on July 1, 2008.
Insurance expense increased by $435,000, or 118% to $805,000 for the three-month period ending March 31, 2009 from $370,000 in the same period in 2008. This increase is primarily attributable to an increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. In addition to this increase, the FDIC has indicated that it intends to assess a one-time charge on all FDIC insured financial institutions in the second quarter of 2009 that would be in addition to the regular quarterly assessments for deposit insurance. This one-time charge is designed to add reserves to the FDIC insurance fund. The FDIC has indicated that this charge could range from 10 to 20 basis points of insured deposits.
OREO expenses increased to $396,000 for the three-month period ending March 31, 2009 from $93,000 in the same period in 2008. The OREO expenses incurred in the three-month period ending March 31, 2009 include $196,000 in impairment charges that arose from adjustments to the Company’s estimate of the fair value of certain properties. The Company also experienced an $86,000 increase in property management costs related to OREO properties due to the increased amount of properties under management during the three-month period ending March 31, 2009 as compared to the same period in 2008. In 2009, the Company expects to incur lower overall OREO expenses due in large part to lower expected impairment charges on its OREO properties. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce the total of its loans measured for impairment and OREO by 20% from December 31, 2008 levels.
Professional and outside services increased by $69,000, or 22%, for the three-month period ending March 31, 2009 as compared to the same period a year ago. The majority of this increase is due to increased legal fees and fees paid to consultants for analysis of the Company’s goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See further discussion of this analysis at Note 3. These increases were partially offset by a decrease in consulting fees. In 2008, the Company paid fees to former Alaska First employees for services rendered to facilitate the transition of Alaska First operations to the Company. No fees were paid to former Alaska First employees in the three months ending March 31, 2009.
Marketing expenses decreased by $72,000, or 18%, for the three-month period ending March 31, 2009 as compared to the same period a year ago primarily due to decreased HPC promotion costs and charitable contributions. While we expect decreased marketing costs related to the Company’s HPC consumer and business products in 2009, we still expect the Bank to increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
Other expense increased by $182,000, or 11%, for the three-month period ending March 31, 2009 as compared to the same period a year ago. This increase is primarily due to increases in audit and annual report fees and increased loan collateral expenses that increased $79,000 and $51,000, respectively, during the three- month period ending March 31, 2009 as compared to the same period in 2008.
Income Taxes
The provision for income taxes was $827,000 for the three-month period ending March 31, 2009, as compared to $1.2 million for the same period in 2008. The effective tax rates for the three-month periods ending March 31, 2009 and 2008 were 29% and 36%, respectively. The decrease in the tax rate for this period is primarily due to increased tax credits relative to the level of taxable income.
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
Loans are the highest yielding component of our earning assets. Average loans declined by $1.7 million, or less than 1%, to $705.6 million in the first quarter of 2009 as compared to $707.3 million in the same period of 2008. Loans comprised 80% of total average earning assets for the quarter ending March 31, 2009, compared to 81% of total average earning assets for the quarter ending March 31, 2008. The yield on loans averaged 6.94% for the quarter ending March 31, 2009, compared to 8.20% during the same period in 2008.
The loan portfolio decreased by $26.2 million, or 4%, from $705.0 million at March 31, 2008 to $678.7 million at March 31, 2009. Loans decreased by $32.3 million, or 5%, from $711.3 million at December 31, 2008, to $678.7 million at March 31, 2009. Commercial loans decreased $8.4 million, or 3%, construction loans decreased $41.5 million, or 33%, home equity lines and other consumer loans decreased $2.6 million, or 5%, and commercial real estate loans increased $26.1 million, or 11% from March 31, 2008 to March 31, 2009. In addition, commercial loans decreased $14.7 million, or 5%, construction loans decreased $17.0 million, or 17%, home equity lines and other consumer loans decreased $2.2 million, or 4%, and commercial real estate loans increased $857,000, or 2%, from December 31, 2008 to March 31, 2009. The decline in the loan portfolio resulted from a combination of transfers to OREO of $2.8 million in the first quarter of 2009, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to decline slightly in the future with moderate growth in commercial real estate, decreases in commercial and construction loans, and decreases in home equity line and other consumer loans as more of these types of loans are paid off due to the increase in mortgage refinance activity that has resulted from the declines in long term mortgage rates that began late in the fourth quarter of 2008. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2009 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the sales activity levels in the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. In addition, management intends to continue to aggressively reduce its loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, which should lead to further decreases in construction loan balances.
Loan Portfolio Composition: Loans decreased to $678.7 million at March 31, 2009, from $705.0 million at March 31, 2008 and $711.3 million at December 31, 2008. At March 31, 2009, 41% of the portfolio was scheduled to mature over the next 12 months, and 27% was scheduled to mature between October 1, 2010, and March 31, 2014. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 41% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2009		December 31, 2008		March 31, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$278,459	41%	$293,173	41%	$286,898	41%
Construction/development	83,490	12%	100,441	14%	125,024	18%
Commercial real estate	269,721	39%	268,864	38%	243,609	35%
Home equity lines and other consumer	49,136	7%	51,357	7%	51,705	7%
Loans in process	257	0%	163	0%	141	0%
Unearned loan fees, net	(2,354)	0%	(2,712)	0%	(2,425)	0%

Sub total	678,709		711,286		704,952
Real estate loans for sale	4,160	1%	—	0%	—	0%

Total loans	$682,869	100%	$711,286	100%	$704,952	100%

Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and OREO. The following table sets forth information with respect to nonperforming assets:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$20,210	$20,593	$12,095
Accruing loans past due 90 days or more	210	5,411	2,793
Restructured loans	1,186	—	—

Total nonperforming loans	21,606	26,004	14,888
Other real estate owned	13,737	12,617	8,264

Total nonperforming assets	$35,343	$38,621	$23,152

Allowance for loan losses	$13,364	$12,900	$12,571

Nonperforming loans to loans	3.18%	3.66%	2.11%
Nonperforming assets to total assets	3.56%	3.84%	2.31%
Allowance to loans	1.97%	1.81%	1.78%
Allowance to nonperforming loans	62%	50%	84%
OREO valuation is a critical accounting policy of the Company. The carrying value of OREO property is adjusted to the fair value, less cost to sell, of the real estate by an adjustment to the allowance for loan loss prior to foreclosure. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings up to the original cost of the asset. Any subsequent reduction in the carrying value at acquisition is charged against earnings. Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties.
OREO increased by $1.1 million to $13.7 million at March 31, 2009 from $12.6 million at December 31, 2008. This increase was primarily the result of the transfer of three condominiums and two residential land development projects to OREO in the first quarter of 2009. These additions were partially offset by the sales of four residential units within two completed residential construction projects, two residential lots, one condominium unit, and one residential construction project. The Company recognized $108,000 in gains on the sales of OREO in the first quarter of 2009. OREO increased by $5.5 million from March 31, 2008 to March 31, 2009. This increase was primarily the net result of the above activity as well as the addition of one 3-story 19-unit condominium project, two commercial real estate properties, two residential construction properties, and one condominium unit. At March 31, 2009, the OREO portfolio consists of a $2.3 million, 3-story 19-unit condominium project, a $1.5 million lot development project adjacent to a $4.0 million, 21-unit townhome-style condominium project that experienced its first unit sale in the first quarter of 2009, a $1.3 million single-family housing development project, three condominium units valued at $1.9 million, twenty eight residential lots in four different sites totaling $578,000, one commercial building totaling $586,000 and six other small residential construction projects totaling approximately $1.6 million. The Company expects to expend approximately $1.2 million in 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.
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
Total nonperforming loans at March 31, 2009, were $21.6 million, or 3.18%, of total loans, a decrease of $4.4 million from $26.0 million at December 31, 2008, and an increase of $6.7 million from $14.9 million at March 31, 2008. The decrease in the nonperforming loans at March 31, 2009 from the end of 2008 was due to the decrease in accruing loans 90 days or more past due that resulted primarily from the payoff of one residential land development loan. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair value when they are in a nonperforming status, which is accounted for in the Company’s analysis of impaired loans and its Allowance.
The increase in nonperforming loans between March 31, 2008 and March 31, 2009 in general has been caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties. In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As noted above, as a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.
At March 31, 2009, December 31, 2008, and March 31, 2008, the Company had impaired loans of $69.9 million, $79.7 million, and $55.8 million, respectively. A specific allowance of $2.8 million, $3.2 million, and $4.1 million, respectively, was established for these loans for the periods noted. The decrease in impaired loans at March 31, 2009, as compared to December 31, 2008, resulted mainly from payoffs or pay-downs on two residential land development projects, one single family residential construction project, and one business loan relationship, and the transfer of three condominiums and two land development projects to OREO in the first quarter of 2009. The increase in impaired loans at December 31, 2008, as compared to March 31, 2008, resulted mainly from the addition of five land development relationships, one condominium conversion project, four residential construction relationships, one commercial real estate loan, and three commercial loans that were not included in impaired loans at March 31, 2008. This increase was offset by the payoff of one large land development project and a substantial reduction on another one between March 31, 2008 and December 31, 2008.
Management is aggressively attempting to reduce the outstanding loans measured for impairment and OREO. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 15% from March 31, 2009 levels.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans. At March 31, 2009 the Company had $16.3 million in potential problem loans, as compared to $14.9 million at March 31, 2008. This increase is mainly the result of the addition of one condominium conversion project, one residential construction development project, one land development project, and two commercial real estate loans since March 31, 2008. One loan that was classified as a potential problem loan at March 31, 2008 is included at March 31, 2009. Approximately one-third of the loans included in potential problem loans at March 31, 2008 are included in nonaccrual loans at March 31, 2009. At December 31, 2008, the Company had potential problem loans of $21.6 million. The decrease from December 31, 2008 is primarily the result of the payoff of one land development loan and the transfer of two commercial real estate loans and one residential construction loan to nonaccrual loans since December 31, 2008.
Analysis of Allowance for Loan Losses and Loan Loss Provision: The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is a critical accounting policy and is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio at the balance sheet date. The Allowance is reported as a reduction of outstanding loan balances and is decreased by loan charge-offs, increased by loan recoveries, and increased by provisions for loan losses. Our periodic evaluation of the adequacy of the Allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. Since we utilize information currently available to evaluate the Allowance, the Allowance is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
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
We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact that adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At March 31, 2009, in the event that 1 percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $322,000.
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
The Allowance was $13.4 million, or 1.97%, of total loans outstanding, at March 31, 2009, compared to $12.6 million, or 1.78%, of total loans at March 31, 2008 and $12.9 million, or 1.81% of loans, at December 31, 2008. The Company increased its Allowance as a percentage of its total loans outstanding between March 31, 2008 and March 31, 2009 to cover losses inherent but not yet identified in the loan portfolio due to current economic conditions and other qualitative factors. The Allowance represented 62% of nonperforming loans at March 31, 2009, as compared to 84% of nonperforming loans at March 31, 2008 and 50% of nonperforming loans at December 31, 2008.
The Company recorded a provision for loan losses in the amount of $1.4 million for the three-month period ending March 31, 2009 to cover losses inherent but not yet identified in the rest of its portfolio due to the estimated increased inherent loss in the remaining portfolio. The Company anticipates that there may be further increases in nonperforming loans that will require additional provision for loan losses in the future and decrease the Company’s future liquidity and cash flow. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$12,900	$11,735
Charge-offs:
Commercial	11	929
Construction/development	863	79
Commercial real estate	60	—
Home equity lines and other consumer	84	—

Total charge-offs	1,018	1,008
Recoveries:
Commercial	70	139
Construction/development	—	—
Commercial real estate	9	—
Home equity lines and other consumer	28	5

Total recoveries	107	144
Net, (recoveries) charge-offs	911	864
Provision for loan losses	1,375	1,700

Balance at end of period	$13,364	$12,571

The provision for loan losses for the three-month period ending March 31, 2009 was $1.4 million as compared to a provision for loan losses of $1.7 million for the three-month period ending March 31, 2008. During the three-month period ending March 31, 2009, there were $911,000 million in net loan charge-offs as compared to $864,000 of net loan charge-offs for the same period in 2008. Loan charge-offs remained consistent during the three-month periods ending March 31, 2009 and 2008 at $1.0 million.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance, at March 31, 2009 the Allowance was adequate to cover losses in the loan portfolio at the balance sheet date.

Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $138.1 million at March 31, 2009, a decrease of $14.3 million, or 9%, from $152.4 million at December 31, 2008, and an increase of $12.2 million, or 10%, from $125.9 million at March 31, 2008. The decrease in investments from December 31, 2008 to March 31, 2009 is the result of calls of several agency securities where the funds were placed in short term investments. The increase in investments from March 31, 2008 to March 31, 2009 is primarily due to the reinvestment of the proceeds from loan payoffs into securities investments.
Investment securities designated as available-for-sale comprised 91% of the investment portfolio at March 31, 2009, 92% at December 31, 2008, and 89% at March 31, 2008, and are available to meet liquidity requirements. Both available-for-sale and held-to-maturity securities may be pledged as collateral to secure public deposits. At March 31, 2009, $101.4 million in securities, or 73% of the investment portfolio was pledged, as compared to $67.4 million, or 44%, at December 31, 2008, and $39.9 million, or 32%, at March 31, 2008. The increase in pledged securities is due to the fact that at March 31, 2009, the Company has pledged $38.1 million to the Federal Reserve Bank in order to increase its borrowing lines. Additionally, as of March 31, 2009 the Company has pledged $57.0 million to collateralize Alaska Permanent Fund certificates of deposit. The Company had pledged $47.0 million and $10.5 million at December 31, 2008 and March 31, 2008, respectively, to collateralize Alaska Permanent Fund certificates of deposit.
The company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively.
Goodwill
Goodwill valuation is a critical accounting policy of the Company. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited either on a straight-line basis or on an accelerated basis depending on the nature of the intangible. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment.
As noted in Note 3, the Company has recorded $6.9 million and $2.1 million of goodwill related to the acquisition of branches from Bank of America in 1999 and the acquisition of Alaska Trust in 2007, respectively. The Company reviews goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We conducted an impairment analysis to evaluate the carrying value of goodwill and determined that there was no goodwill impairment at March 31, 2009.
At March 31, 2009, we utilized two methods of estimating the fair value of the Company: an income method that incorporates discounted cash flows and a market comparison method. As our market capitalization declined and financial sector volatility increased, we weighted these methods based on how we believe they best represent a market participant’s view of fair value. The income and market comparison were given weights of 70% and 30%, respectively. As a result, at March 31, 2009, we relied primarily on the income method, using management projections and risk-adjusted discount rates, as we considered it to be most reflective of a market participant’s view of fair value given the current market conditions.
The income method used at March 31, 2009 utilized discount rates that we believe adequately reflected the risk and uncertainty in the financial markets generally and specifically in our internally developed earnings projections. This method employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing). The inputs to this model include: risk-free rate of return; beta; market equity risk premium; and an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. In the market comparison approach used at March 31, 2009, management selected a set of comparable companies located in the Western region of the United States with similar asset size and that are publicly-traded on a national exchange. The market value on an adjusted control basis was measured based on the market capitalization of comparable companies and the application of a control premium that represents the potential additional value which would be received from a market participant acquirer assuming the sale of the Company. Investors are willing to pay a premium for control of a company, as evidenced by the historically sizeable premiums typically paid in mergers and acquisitions.
For the March 31, 2009, goodwill impairment test, we calculated a total Company fair value of $96.2 million based on the analysis described above. The table below details estimated fair values using each method as well as market capitalization. Estimating the fair value of a reporting unit is a very subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium.

	Equity Value	Weight	Weighted Value
	(In Thousands)
Income approach	$99,646	70%	$69,752
Management forecasts

Market approach	88,081	30%	26,424
Western publicly traded guideline companies

Concluded fair value of equity (weighted)			$96,176

At March 31, 2009, the Company performed both step 1 and step 2 of the annual impairment test and concluded that no impairment existed at that time. The more significant fair value adjustments in the pro forma business combination in the second step at both March 31, 2009 and December 31, 2008 were to loans. Also, our step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized (generally related to businesses not acquired in a purchase business combination). The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $1.6 million to $841.6 million at March 31, 2009, from $843.3 million at December 31, 2008, and decreased $16.5 million from $858.1 million at March 31, 2008. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to market its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2009, December 31, 2008 or March 31, 2008.

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2009, the Company had $197.9 million in certificates of deposit as compared to certificates of deposit of $173.4 million and $139.9 million, for the periods ending December 31, 2008 and March 31, 2008, respectively. At March 31, 2009, $166.5 million, or 84%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $144.7 million, or 83%, of total certificates of deposit, at December 31, 2008, and to $108.1 million, or 77%, of total certificates of deposit at March 31, 2008.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at March 31, 2009, was $108.4 million, an increase of $272,000 as compared to the balance of $108.1 million at December 31, 2008 and a decrease of $39.7 million from a balance of $148.1 million at March 31, 2008. The Company expects the total balance of the Alaska CD in 2009 to continue to be at lower levels as compared to 2008 as customers move into higher yielding accounts such as term certificates of deposit.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At March 31, 2009, the Company held $55 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2008 and March 31, 2008, the Company held $45 million and $25 million, respectively, in certificates of deposit for the Alaska Permanent Fund.
Borrowings
Federal Home Loan Bank: A portion of the Company’s borrowings were from the FHLB. At March 31, 2009, the Company’s maximum borrowing line from the FHLB was $119.9 million, approximately 12% of the Company’s assets. At March 31, 2009, December 31, 2008 and March 31, 2008 there were outstanding balances on the borrowing line of $10.6 million, $11.0 million and $1.7 million, respectively, and there were no additional monies committed to secure public deposits. The increase in the outstanding balance of the line at March 31, 2009 as compared to March 31, 2008 is the result of an additional draw on the line to fund the Company’s acquisition of its main office facility on July 1, 2008. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At March 31, 2009, the outstanding balance on this loan was $5.0 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of March 31, 2009.
In addition to the borrowings from the FHLB, the Company had $1.0 million in other borrowings outstanding at March 31, 2009, as compared to $14.1 million and $11.0 million in other borrowings outstanding at December 31, 2008 and March 31, 2008. Other borrowings at March 31, 2009 consist of short-term borrowings from the Federal Reserve Bank for payroll tax deposits. Other borrowings as of December 31, 2008 consisted of security repurchase arrangements, short-term borrowings from the Federal Reserve Bank for payroll tax deposits, and overnight borrowings from correspondent banks. Other borrowings at March 31, 2008 consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
Other Short-term Borrowings: At March 31, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2009 and December 31, 2008, the Company’s commitments to extend credit and to provide letters of credit amounted to $170.8 million and $147.2 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $79.6 million of cash and cash equivalents, $5.0 million of domestic certificates of deposit, and $33.7 million in unpledged available-for-sale securities held at March 31, 2009, the Company has additional funding sources which include federal fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle of approximately $223 million as of March 31, 2009.
Shareholders’ Equity
Shareholders’ equity was $106.2 million at March 31, 2009, compared to $104.7 million at December 31, 2008 and $102.0 million at March 31, 2008. The Company earned net income of $2.0 million during the three-month period ending March 31, 2009, issued 864 shares through the vesting of restricted stock, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2009, the Company had approximately 6.3 million shares of its common stock outstanding.
Capital Requirements and Ratios
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors. The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.
The requirements address both risk-based capital and leverage capital. At March 31, 2009, the Company and the Bank met all applicable regulatory capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of March 15, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of March 31, 2009.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.60%	12.71%
Total risk-based capital	8.00%	10.00%	14.85%	13.96%
Leverage ratio	4.00%	5.00%	11.77%	11.01%
Based on recent turmoil in the financial markets and the current regulatory environment a prudent course of action is to maintain a Tier 1 risk-based capital ratio at the Bank level in excess of 10%. Given this turmoil in the financial markets, the current regulatory environment and the increase in the Company’s loans measured for impairment and OREO, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% throughout 2009, exceeding the FDIC’s “well-capitalized” minimum regulatory capital requirements.
The regulatory capital ratios for the Company exceed those for the Bank primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the third quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029 shares. The Company did not repurchase any of its shares in the three-month period ending March 31, 2009, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at March 31, 2009. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 4.38% at March 31, 2009. The interest cost to the Company on these debentures was $95,000 in the quarter ending March 31, 2009 and $144,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 2.69% at March 31, 2009. The interest cost to the Company on these debentures was $81,000 for the quarter ending March 31, 2009 and $152,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
At March 31, 2009, the Company held $13.7 million as OREO as compared to $12.6 million at December 31, 2008 and $8.3 million a year ago. The Company expects to expend approximately $1.2 million in 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.

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
The Company is normally asset sensitive, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, an increase in market rates of interest could positively impact net interest income. Conversely, a declining interest rate environment may negatively impact net interest income.
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
The results of the simulation model at March 31, 2009, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.1 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would also experience an increase in net interest income of approximately $1.2 million over the next 12 months. The similar results between the 100 basis point increase and decrease are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the first quarter of 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2009.
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS
10.28	Northrim Bank Executive Plan dated November 3, 1994(1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 8, 2009	By	/s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 8, 2009	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)