Form 10-Q
period 2009-06-30
NORTHRIM BANCORP INC
filed 2009-08-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Yes ☐      No ☑
The number of shares of the issuer’s Common Stock outstanding at August 7, 2009 was 6,338,138.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1. FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009, DECEMBER 31, 2008, AND JUNE 30, 2008

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)		(unaudited)
		(Dollars in thousands)
ASSETS
Cash and due from banks	$23,509	$30,925	$30,567
Money market investments	43,142	6,905	49,746
Domestic certificates of deposit	—	9,500	45,000

Investment securities held to maturity	10,128	9,431	11,906
Investment securities available for sale	124,566	141,010	116,498
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Total investment securities	136,697	152,444	130,407
Real estate loans for sale	3,426	—	—
Loans	684,897	711,286	710,074
Allowance for loan losses	(13,187)	(12,900)	(13,519)

Net loans	675,136	698,386	696,555
Purchased receivables, net	9,822	19,075	15,973
Accrued interest receivable	3,860	4,812	4,742
Premises and equipment, net	29,171	29,733	17,034
Goodwill and intangible assets	9,156	9,320	9,483
Other real estate owned	11,576	12,617	11,147
Other assets	33,624	32,675	32,703

Total Assets	$975,693	$1,006,392	$1,043,357

LIABILITIES
Deposits:
Demand	$253,118	$244,391	$222,117
Interest-bearing demand	112,385	101,065	99,249
Savings	61,331	58,214	52,576
Alaska CDs	104,906	108,101	137,546
Money market	119,944	158,114	253,726
Certificates of deposit less than $100,000	70,773	76,738	63,431
Certificates of deposit greater than $100,000	96,684	96,629	73,350

Total deposits	819,141	843,252	901,995

Borrowings	20,858	30,106	10,310
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,089	9,792	10,534

Total liabilities	867,646	901,708	941,397

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,338,138, 6,331,372, and 6,311,807 shares issued and outstanding at June 30, 2009, December 31, 2008, and June 30, 2008, respectively	6,338	6,331	6,312
Additional paid-in capital	51,760	51,458	51,125
Retained earnings	48,511	45,958	44,543
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	1,406	901	(51)

Total Northrim Bancorp shareholders’ equity	108,015	104,648	101,929

Non-controlling interest	32	36	31

Total shareholders’ equity	108,047	104,684	101,960

Total Liabilities and Shareholders’ Equity	$975,693	$1,006,392	$1,043,357

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$12,396	$13,265	$24,454	$27,711
Interest on investment securities:
Securities available for sale	937	1,170	2,000	2,776
Securities held to maturity	106	107	197	218
Interest on money market investments	15	171	33	321
Interest on domestic certificate of deposit	1	174	58	219

Total Interest Income	13,455	14,887	26,742	31,245

Interest Expense
Interest expense on deposits and borrowings	1,789	3,421	3,900	7,584

Net Interest Income	11,666	11,466	22,842	23,661

Provision for loan losses	2,117	1,999	3,492	3,699

Net Interest Income After Provision for Loan Losses	9,549	9,467	19,350	19,962

Other Operating Income
Service charges on deposit accounts	775	888	1,478	1,750
Equity in earnings from mortgage affiliate	764	273	1,612	306
Purchased receivable income	474	521	1,232	1,051
Employee benefit plan income	447	352	813	659
Electronic banking income	351	292	661	538
Equity in loss from Elliott Cove	(28)	(16)	(93)	(53)
Other income	867	531	1,529	1,022

Total Other Operating Income	3,650	2,841	7,232	5,273

Other Operating Expense
Salaries and other personnel expense	5,708	5,440	11,159	10,843
Insurance expense	959	224	1,764	594
Occupancy	897	829	1,812	1,663
OREO expense net, including impairment	448	1,042	844	1,135
Marketing expense	316	391	634	781
Professional and outside services	309	403	687	712
Equipment expense	297	291	601	587
Intangible asset amortization expense	83	88	165	176
Other operating expense	1,515	1,700	3,386	3,392

Total Other Operating Expense	10,532	10,408	21,052	19,883

Income Before Income Taxes	2,667	1,900	5,530	5,352
Provision for income taxes	681	367	1,508	1,596

Net Income	1,986	1,533	4,022	3,756

Less: Net income attributable to the non-controlling interest	109	94	190	169

Net income attributable to Northrim Bancorp	$1,877	$1,439	$3,832	$3,587

Earnings Per Share, Basic	$0.29	$0.23	$0.60	$0.56
Earnings Per Share, Diluted	$0.29	$0.22	$0.60	$0.55

Weighted Average Shares Outstanding, Basic	6,396,341	6,350,109	6,394,965	6,349,645
Weighted Average Shares Outstanding, Diluted	6,402,502	6,393,006	6,398,045	6,395,067
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Non-controlling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(unaudited)
	(Dollar in thousands)
Six months ending June 30, 2009:

Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(1,279)	—		(1,279)
Stock option expense	—	—	299	—	—		299
Exercise of stock options	7	7	(4)	—	—		3
Excess tax benefits from share-based payment arrangements	—	—	7	—	—		7
Distributions to noncontrolling interest						(194)	(194)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	505		505

Net income attributable to the noncontrolling interest						190	190
Net Income	—	—	—	3,832	—		3,832

Total Comprehensive Income						(4)	4,527

Balance as of June 30, 2009	6,338	$6,338	$51,760	$48,511	$1,406	$28	$108,047

Three months ending June 30, 2008:
Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$24	$101,415

Cash dividend declared	—	—	—	(3,112)	—		(3,112)
Stock option expense	—	—	304	—	—		304
Exercise of stock options	12	12	(67)	—	—		(55)
Excess tax benefits from share-based payment arrangements	—	—	90	—	—		90
Distributions to noncontrolling interest	—	—	—	—	—	(162)	(162)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(276)		(276)

Net income attributable to the noncontrolling interest						169	169
Net Income	—	—	—	3,587	—		3,587

Total Comprehensive Income						7	3,480

Balance as of June 30, 2008	6,312	$6,312	$51,125	$44,543	$(51)	$38	$101,960

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$4,022	$3,756

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(196)	(100)
Depreciation and amortization of premises and equipment	827	567
Amortization of software	81	94
Intangible asset amortization	165	176
Amortization of investment security premium, net of discount accretion	217	(93)
Deferred tax (benefit)	(744)	(2,050)
Stock-based compensation	299	304
Excess tax benefits from share-based payment arrangements	(7)	(90)
Deferral of loan fees and costs, net	(155)	(310)
Provision for loan losses	3,492	3,699
Purchased receivable recovery	(16)	(13)
Purchases of loans held for sale	(75,096)	—
Proceeds from the sale of loans held for sale	71,670	—
(Gain) loss on sale of other real estate owned	(223)	18
Impairment on other real estate owned	495	977
Distributions (proceeds) in excess of earnings from RML	585	(63)
Equity in loss from Elliott Cove	93	53
Decrease in accrued interest receivable	952	490
(Increase) decrease in other assets	(1,226)	1,230
(Decrease) of other liabilities	(703)	(1,136)

Net Cash Provided by Operating Activities	4,532	7,509

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(34,110)	(43,045)
Purchases of investment securities-held-to-maturity	(1,217)	(508)
Proceeds from sales/maturities of securities-available-for-sale	51,390	74,283
Proceeds from calls/maturities of securities-held-to-maturity	520	300
Proceeds from maturities of domestic certificates of deposit	14,500	15,000
Purchases of domestic certificates of deposit	(5,000)	(60,000)
Investment in purchased receivables, net of repayments	9,269	3,477
Investments in loans:
Loan participations	493	5,254
Loans made, net of repayments	19,955	(8,472)
Proceeds from sale of other real estate owned	4,832	50
Investment in other real estate owned	(1,172)	(1,339)
Loan to Elliott Cove, net of repayments	(54)	(32)
Purchases of premises and equipment	(265)	(1,980)
Purchases of software	(37)	(75)

Net Cash Provided by Investing Activities	59,104	(17,087)

Financing Activities:
Increase (decrease) in deposits	(24,111)	34,619
Repayment of borrowings	(9,248)	(6,460)
Distributions to non-controlling interest	(194)	(162)
Proceeds from issuance of common stock	3	—
Excess tax benefits from share-based payment arrangements	7	90
Cash dividends paid	(1,272)	(2,002)

Net Cash Used by Financing Activities	(34,815)	26,085

Net Increase in Cash and Cash Equivalents	28,821	16,507
Cash and cash equivalents at beginning of period	37,830	63,806

Cash and cash equivalents at end of period	$66,651	$80,313

Supplemental Information:
Income taxes paid	$1,441	$2,385

Interest paid	$4,251	$7,518

Transfer of loans to other real estate owned	$2,891	$6,340

Cash dividends declared but not paid	$12	$1,109

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2009 and 2008
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity, except for changes in the presentation of shareholder’s equity in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 160. The Company has evaluated the requirements of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (as amended) and determined that the Company operates as a single operating segment. Operating results for the interim period ended June 30, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (as amended) (“SFAS 160”). The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted SFAS 160 on January 1, 2009 and affected presentation and disclosure items retroactively. The adoption of SFAS 160 did not significantly impact the Company’s financial condition and results of operations.
Recently Issued Accounting Pronouncements
In January 2009, the FASB issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Asset (“EITF 99-20”), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and other related guidance. FSP EITF 99-20-1 applies to beneficial interests within the scope of Issue 99-20 and amends EITF 99-20 to align the impairment guidance therein with that in SFAS 115 and related implementation guidance. FSP EITF No.99-20-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and has been adopted prospectively. The adoption of FSP EITF No. 99-20-1 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No. 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”). FSP 141(r)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, (“SFAS 141(r)”) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(r)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FASB Statement No. 5, Accounting for Contingencies (as amended), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(r). FSP 141(r)-1 requires that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. FSP 141(r)-1 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and has been adopted prospectively. The adoption of FSP 141(r)-1 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No.115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under certain circumstances, only the amount of the estimated credit loss on debt securities with other-than-temporary-impairment will be recorded through earnings while the remaining mark-to-market loss is recognized through other comprehensive income. FSP 115-2 is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption of FSP 115-2 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption of FSP 157-4 did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP No.107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption of FSP 107-1 did not impact the Company’s financial condition and results of operations.
In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. Management has reviewed events occurring through August 7, 2009, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 addresses practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement as well as concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the Company’s financial statements for interim and annual periods beginning after November 15, 2009 and must be adopted prospectively. SFAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. Additionally, the disclosure provisions of SFAS 166 should be applied to transfers that occurred both before and after the effective date. The Company does not expect that adoption of SFAS 166 will impact its financial condition and results of operations.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R) (as amended) (“SFAS 167”). The FASB’s objective in issuing SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the Company’s financial statements for annual and interim periods beginning after November 15, 2009 and must be adopted prospectively. The Company does not expect that adoption of SFAS 167 will impact its financial condition and results of operations.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on changes in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, SFAS 168 replaces SFAS 162 to indicate this change to the GAAP hierarchy. In June 2009, the FASB also issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principals (“ASU 2009-01”). ASU 2009-01 amends the Codification for the issuance of SFAS 168. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and must be adopted prospectively.

3. GOODWILL AND OTHER INTANGIBLES
As part of the acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). In 2007, the Company finished amortizing the CDI related to the Bank of America acquisition. As part of the stock acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) in October 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years. In the first quarter of 2008, the Company recorded a $289,000 decrease in goodwill related to the Alaska First acquisition to adjust the net deferred tax assets carried over to the Company’s financial statements in accordance with FASB Statement No. 141, Business Combinations (Revised 2007).
The Company performed goodwill impairment testing at June 30, 2009 in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no triggering event at June 30, 2009 that would require the Company to perform impairment testing. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
4. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2009		December 31, 2008		June 30, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$266,227	39%	$293,173	41%	$295,532	42%
Construction/development	79,464	12%	100,441	14%	115,637	16%
Commercial real estate	294,249	43%	268,864	38%	249,123	35%
Home equity lines and other consumer	47,266	7%	51,357	7%	51,961	7%
Loans in process	248	0%	163	0%	255	0%
Unearned loan fees, net	(2,557)	0%	(2,712)	0%	(2,434)	0%

Sub total	684,897		711,286		710,074
Real estate loans for sale	3,426	0%	—	0%	—	0%

Total loans	$688,323	100%	$711,286	100%	$710,074	100%

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
The Company recorded a provision for loan losses in the amount of $2.1 million and $3.5 million, respectively, for the three and six-month periods ending June 30, 2009 based upon its analysis of its loan portfolio as noted above. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$13,364	$12,571	$12,900	$11,735
Charge-offs:
Commercial	1,137	534	1,148	1,463
Construction/development	207	737	1,070	816
Commercial real estate	998	—	1,058	—
Home equity lines and other consumer	57	32	141	32

Total charge-offs	2,399	1,303	3,417	2,311
Recoveries:
Commercial	97	166	167	305
Construction/development	—	51	—	51
Commercial real estate	—	—	9	—
Home equity lines and other consumer	8	35	36	40

Total recoveries	105	252	212	396
Net, (recoveries) charge-offs	2,294	1,051	3,205	1,915
Provision for loan losses	2,117	1,999	3,492	3,699

Balance at end of period	$13,187	$13,519	$13,187	$13,519

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Nonaccrual loans	$18,111	$20,593	$11,855
Accruing loans past due 90 days or more	1,893	5,411	6,199
Restructured loans	—	—	—

Total nonperforming loans	20,004	26,004	18,054
Other real estate owned	11,576	12,617	11,147

Total nonperforming assets	$31,580	$38,621	$29,201

Allowance for loan losses	$13,187	$12,900	$13,519

Nonperforming loans to loans	2.92%	3.66%	2.54%
Nonperforming assets to total assets	3.24%	3.84%	2.80%
Allowance to loans	1.93%	1.81%	1.90%
Allowance to nonperforming loans	66%	50%	75%
At June 30, 2009, December 31, 2008, and June 30, 2008, the Company had impaired loans of $67.1 million, $79.7 million, and $84.9 million, respectively. A specific allowance of $3.3 million, $3.2 million, and $3.7 million, respectively, was established for these loans for the periods noted. The decrease in impaired loans at June 30, 2009, as compared to December 31, 2008, resulted mainly from payoffs, pay-downs, or charge-offs of five commercial real estate properties, two land development projects, three commercial loans, and one residential construction project, and the transfer of twenty five residential lots in two different developments and three condominiums to OREO in the six months ended June 30, 2009. These decreases were partially offset by the addition of two land development projects, one commercial real estate property, two commercial properties, and one residential construction project. The decrease in impaired loans at December 31, 2008, as compared to June 30, 2008, resulted from the payoffs, pay-downs, or charge-offs of three land development projects, two residential construction projects, one commercial loan, two commercial real estate loans, and the transfer of one condominium to OREO in the six months ended December 31, 2008. These decreases were partially offset by the addition of three residential construction projects, three land development projects, three commercial loans and two commercial real estate loans that were not included in impaired loans at June 30, 2008.
At June 30, 2009, December 31, 2008, and June 30, 2008 the Company held $11.6 million, $12.6 million and $11.1 million, respectively, as OREO. The Company expects to expend approximately $370,000 in 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.

6. INVESTMENT SECURITIES
The carrying values and approximate fair values of investment securities at June 30, 2009 are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available for Sale
U.S. Treasury	$501	$—	$1	$500
Government Sponsored Entities	95,010	1,261	66	96,205
Mortgage-backed Securities	94	1	—	95
Corporate Bonds	26,574	1,195	3	27,766

Total	$122,179	$2,457	$70	$124,566

Securities Held to Maturity
Municipal Securities	$10,128	$179	—	$10,307

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Securities Available for Sale
Government Sponsored Entities	$2,665	$20	$2,814	$47	$5,479	$67
Corporate Bonds	3,995	3	—	—	3,995	3

Total	$6,660	$23	$2,814	$47	$9,474	$70

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities were caused by interest rate increases. At June 30, 2009, there were four available-for-sale securities in an unrealized loss position of $70,000. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at June 30, 2009, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(In Thousands)
Government Sponsored Entities
Within 1 Year	$19,998	$20,042	0.80%
1-5 Years	68,161	69,367	2.99%
5-10 Years	5,168	5,131	5.00%
Over 10 Years	2,184	2,165	0.00%

Total	$95,511	$96,705	2.56%

Mortgage-backed Securities
Within 1 Year	$—	$—	0.00%
1-5 Years	—	—	0.00%
5-10 Years	94	95	4.59%
Over 10 Years	—	—	0.00%

Total	$94	$95	4.59%

Corporate Bonds
Within 1 Year	$6,053	$6,131	2.90%
1-5 Years	20,521	21,635	4.80%
5-10 Years	—	—	0.00%
Over 10 Years	—	—	0.00%

Total	$26,574	$27,766	4.36%

Municipal Securities
Within 1 Year	$3,415	$3,436	3.80%
1-5 Years	4,858	4,988	3.91%
5-10 Years	931	940	4.21%
Over 10 Years	924	943	4.54%

Total	$10,128	$10,307	3.96%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
June 30,	Proceeds	Gains	Losses
	(In Thousands)
2009:
Available-for-Sale Securities	$5,429	$201	$5
Held-to-Maturity Securities	$—	$—	$—

A summary of taxable interest income for the six months ending June 30, 2009 on available for sale investment securities is as follows:

(In Thousands)

Government Sponsored Entities	$1,320
Other	638

Total	$1,958

Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $136.7 million at June 30, 2009, a decrease of $15.7 million, or 10%, from $152.4 million at December 31, 2008, and an increase of $6.3 million, or 5%, from $130.4 million at June 30, 2008. Investment securities designated as available-for-sale comprised 91% of the investment portfolio at June 30, 2009, 92% at December 31, 2008, and 89% at June 30, 2008, and are available to meet liquidity requirements. At June 30, 2009, December 31, 2008, and June 30, 2008 the Company had gross unrealized losses on available for sale securities of $70,000, $446,000 and $354,000, respectively. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At June 30, 2009, $51.3 million in securities, or 49%, of the investment portfolio was pledged, as compared to $67.4 million, or 44%, at December 31, 2008, and $47.8 million, or 37%, at June 30, 2008.
The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2009, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the six-month period ending June 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
7. OTHER OPERATING INCOME
The Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, owns a 50.1% interest in Northrim Benefits Group, LLC (“NBG”). The Company consolidates the balance sheet and income statement of NBG into its financial statements and notes the non controlling interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending June 30, 2009 and 2008, the Company included employee benefit plan income from NBG of $447,000 and $352,000, respectively, in its Other Operating Income. The Company included employee benefit plan income from NBG of $813,000 and $659,000, respectively, in its Other Operating Income in the six-month periods ending June 30, 2009 and 2008. These increases are the result of an increase in NBG’s customers as well as an increase in the commission income that NBG earned from the sale of employee benefit plans.
The Company also owns a 24% interest in Residential Mortgage Holding Company, LLC (“RML Holding Company”) through NCIC. In the three-month period ending June 30, 2009, the Company’s earnings from RML Holding Company increased by $491,000 to $764,000 as compared to $273,000 for the three-month period ending June 30, 2008. In the six-month period ending June 30, 2009, the Company’s earnings from RML Holding Company increased by $1.3 million to $1.6 million as compared to $306,000 for the six-month period ending June 30, 2008. These increases are the result of increased refinancing activity in response to the decrease in home mortgage interest rates.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $610,000 as of June 30, 2009. The Company’s share of the loss from Elliott Cove for the second quarter of 2009 was $28,000, as compared to a loss of $16,000 in the second quarter of 2008. In the six-month period ending June 30, 2009, the Company’s share of the loss from Elliott Cove was $93,000 as compared to a loss of $53,000 for the six-month period ending June 30, 2008. The losses from Elliott Cove were offset by commissions that the Company receives for its sales of Elliott Cove investment products. These commissions are accounted for as other operating income and totaled $37,000 in the second quarter of 2009 and $80,000 for the six months ending June 30, 2009 as compared to $64,000 in the second quarter of 2008 and $136,000 for the six months ending June 30, 2008. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. There were no commission payments in the six months ending June 30, 2009. Payments totaled $9,000 and $14,000 for the three and six-month periods ending June 30, 2008.
The Company also owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”) through NISC. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending June 30, 2009, the Company’s earnings from

PWA decreased by $21,000 to a loss of $16,000 as compared to earnings of $5,000 for the three-month period ending June 30, 2008. During the six-month period ending June 30, 2009, the Company’s earnings from PWA decreased by $37,000 to a loss of $21,000 as compared to earnings of $16,000 for the six-month period ending June 30, 2008.
8. DEPOSIT ACTIVITIES
Total deposits at June 30, 2009, December 31, 2008 and June 30, 2008 were $819.1 million, $843.4 million and $902.0 million, respectively. The decrease in deposits is largely due to a decrease in deposits for one customer that was offset in part by an increase in public deposits that the Company holds in certificates of deposit for the Alaska Permanent Fund Corporation. At June 30, 2009, December 31, 2008 and June 30, 2008, the Company held $35.2 million, $45 million and $25 million, respectively, in certificates of deposit for the Alaska Permanent Fund. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2009, December 31, 2008 or June 30, 2008.
9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at June 30, 2009 was 481,431, which includes 220,246 shares granted under the 2004 Plan leaving 63,298 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $90,000 and $75,000 on the fair value of restricted stock units and $60,000 and $77,000 on the fair value of stock options for a total of $150,000 and $152,000 in stock-based compensation expense for the three-month periods ending June 30, 2009 and 2008, respectively. For the six-month periods ending June 30, 2009 and 2008, the Company recognized expense of $178,000 and $151,000, respectively, on the fair value of restricted stock units and $121,000 and $153,000, respectively, on the fair value of stock options for a total of $299,000 and $304,000, respectively, in stock-based compensation expense.
Proceeds from the exercise of stock options for the three months ended June 30, 2009 were $71,000. The Company withheld shares valued at $68,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month period ending June 30, 2009. The Company recognized tax deductions of $15,000 related to the exercise of these stock options and $41,000 related to the vesting of restricted stock units during the quarter ended June 30, 2009. There were no stock options exercised or restricted stock units that vested during the second quarter of 2008.
Proceeds from the exercise of stock options for the six months ended June 30, 2009 and 2008 were $71,000 and $232,000, respectively. The Company withheld shares valued at $72,000 and $287,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the six-month periods ending June 30, 2009 and 2008, respectively. The Company recognized tax deductions of $15,000 and $90,000, respectively, related to the exercise of stock options during the six-months ended June 30, 2009 and 2008, respectively. The Company recognized tax deductions of $41,000 related to the vesting of restricted stock units during the six months ended June 30, 2009. There were no restricted stock units that vested during the six months ended June 30, 2008.

10. FAIR VALUE OF ASSETS AND LIABILITIES
In accordance with FASB Statement 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
     Level 1 : Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
     Level 2 : Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
     Level 3 : Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimation of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
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
Loans: In 2009, fair value adjustments for loans are mainly related to credit risk, interest rate risk, and liquidity risk. Credit risk is primarily addressed in the financial statements through the allowance for loan losses (see Note 5). Impaired loans are recorded at fair value through the specific valuation allowance which is based on the estimated value of underlying collateral less estimated selling costs. Specific valuation allowances are included in the allowance for loan losses. Interest rate risk on fixed rate loans is addressed using a discounted cash flow methodology. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and comparable average interest rates for loans within each maturity band. An additional liquidity risk is estimated for both fixed and variable loans primarily using observable, historical sales of loans during periods of similar economic conditions. The carrying amount of accrued interest receivable approximates its fair value. Loan values presented for comparative purposes at June 30, 2008 were discounted using expected future cash flows, and impaired loans were recorded as described above in accordance with SFAS 114.
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
Assets subject to non-recurring adjustment to fair value: Effective January 1, 2009, in accordance with FASB Staff Position 157-2, the Company may be required to measure certain assets such as equity method investments, intangible assets or OREO at fair value on a nonrecurring basis. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.
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

June 30,	2009
	Carrying	Fair
	Amount	Value
	(In Thousands)

Financial Assets:
Cash and money market investments	$66,651	$66,651
Investment securities	134,309	136,877
Net loans	675,136	630,747
Purchased receivables	9,822	9,822
Accrued interest receivable	3,860	3,860

Financial Liabilities:
Deposits	$819,141	$817,777
Accrued interest payable	552	552
Borrowings	20,858	19,352
Junior subordinated debentures	18,558	7,443

Unrecognized Financial Instruments:
Commitments to extend credit(a)	173,448	$1,734
Standby letters of credit(a)	18,858	189

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.
The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Available-for-sale securities	$124,566	—	$124,566	—

Total	$124,566	—	$124,566	—

As of and for the six months ending June 30, 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table (in thousands):

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses

Loans measured for impairment[1]	$14,481	—	$6,007	$8,474	$660
Other real estate owned[2]	3,134	—	—	3,134	495

Total	$17,615	—	$6,007	$11,608	$1,155

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its Form 10-K as of December 31, 2008. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2008. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.
Several new accounting pronouncements became effective for the Company on January 1, 2009. See Note 2 of this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for further details.
SUMMARY OF SECOND QUARTER RESULTS
At June 30, 2009, the Company had assets of $975.7 million and gross loans of $684.9 million, decreases of 6% and 4%, respectively, as compared to the balances for these accounts at June 30, 2008. As compared to balances at December 31, 2008, total assets and total loans at June 30, 2009 decreased by 3% and 4%, respectively. The Company’s net income and diluted earnings per share for the three months ended June 30, 2009, were $1.9 million and $0.29, respectively, increases of 30% and 32%, respectively, as compared to the same period in 2008. For the quarter ended June 30, 2009, the Company’s net interest income increased by $200,000, or 2%, its provision for loan losses increased by $118,000, or 6%, its other operating income increased $809,000, or 28%, and its other operating expenses increased by $124,000, or 1%, as compared to the second quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income attributable to Northrim Bancorp for the quarter ended June 30, 2009, was $1.9 million, or $0.29, per diluted share, increases of 30% and 32%, respectively, each as compared to net income of $1.4 million and diluted earnings per share of $0.22, respectively, for the second quarter of 2008.
The increase in net income attributable to Northrim Bancorp for the three-month period ending June 30, 2009 as compared to the same period a year ago is the result of an increase in other operating income of $809,000 and an increase in net interest income of $200,000. These increases were partially offset by a $314,000 increase in the provision for income taxes, a $124,000 increase in other operating expenses and a $118,000 increase in the loan loss provision for the three-month period ending June 30, 2009 as compared to the same period a year ago. The increase in other operating income for the second quarter of 2009 was primarily the result of a $491,000 increase in earnings from the Company’s mortgage affiliate, a $191,000 increase in rental income, and a $133,000 increase in gain on the sale other real estate owned. The slight increase in the Company’s net interest income for the second quarter of 2009 as compared to the second quarter of 2008 was caused by larger declines in its cost of funds as compared to decreases in the yield of its earning assets. The Company’s cost of funds declined due to a decrease in interest-bearing liabilities and an increase in demand deposits. The provision for income taxes increased by $314,000 in the second quarter of 2009 as compared to the same period in 2008 due to increased pre-tax income, as well as a decreased tax credits relative to the level of taxable income. The increase in other operating expense for the second quarter of 2009 is primarily the result of a $735,000 increase in insurance expense related to FDIC insurance which was partially offset by a $594,000 decrease in expenses related to OREO. The provision for loan losses increased slightly by $118,000 in the second quarter of 2009 to account for the combined effect of loan charge-offs and changes in the specific allowance for impaired loans. The increase in earnings per diluted share for the second quarter of 2009 as compared to the second quarter of 2008 was caused by the increase in net income in the second quarter of 2009.
Net income attributable to Northrim Bancorp for the six months ended June 30, 2009, was $3.8 million, or $0.60 per diluted share, increases of 7% and 7%, respectively, as compared to $3.6 million and diluted earnings per share of $0.56, respectively, for the same period in 2008.
The increase in net income attributable to Northrim Bancorp for the six-month period ending June 30, 2009 as compared to the same period a year ago is the result of an increase in other operating income of $2 million, a decrease in the loan loss provision of $207,000 and an $88,000 decrease in the provision for income taxes. These changes were partially offset by a $1.2 million increase in other operating expenses and an $819,000 decrease in net interest income for the six-month period ending June 30, 2009 as compared to the same period a year ago. The increase in other operating income for the six-month period ending June 30, 2009 was primarily the result of a $1.3 million increase in earnings from the Company’s mortgage affiliate, a $387,000 increase in rental income, and a $241,000 increase in gain on the sale of other real estate owned. The decrease in the Company’s loan loss provision for the six-month period ending June 30, 2009 was due to the decrease in the specific allowance for impaired loans which was due to charge offs and payoffs of loans measured for impairment. The slight decrease in the Company’s provision for income taxes in the six-month period ending June 30, 2009 as compared to the same period in 2008 was due to increased tax credits relative to the level of taxable income for the two periods. The increase in other operating expense for the six-month period ending June 30, 2009 was primarily the result of a $1.2 million increase in insurance expense related to FDIC insurance and a $316,000 increase in salary and benefit costs due mainly to increased group medical costs. These increases in other operating costs for the six month period ending June 30, 2009 were partially offset by a $291,000 decrease in expenses related to OREO. The decrease in the Company’s net interest income for the six-month period ending June 30, 2009 was caused by a 0.87% decrease in the yield on its interest-earning assets. Interest-earning assets averaged $868.5 million and $885.4 million, respectively, for the six months ending June 30, 2009 and 2008. The Company’s cost of funds on interest-bearing liabilities, which averaged $635.6 million and $672.4 million, respectively, for the six months ending June 30, 2009 and 2008, decreased by 1.02% for the six months ending June 30, 2009 as compared to the same period in 2008. The Company’s average cost of funds decreased more than the yield on average interest-earning assets for the six months ending June 30, 2009 as compared to the same period in 2008. However, the decrease in yield on interest-earning assets for the six month period ending June 30, 2009 had a greater affect on the margin during the period than the decrease in cost of funds for interest-bearing liabilities, because the average balances of interest-earning assets were approximately $230 million higher than the average balances of interest-bearing liabilities. The increase in earnings per diluted share for the second quarter of 2009 as compared to the second quarter of 2008 was caused by the increase in net income in the second quarter of 2009.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Both the Company’s loans and deposits consist largely of variable interest rate arrangements, with the result that as loans and deposits reprice, the Company can expect fluctuations in net interest income. Net interest income for the second quarter of 2009 increased $200,000, or 2%, to $11.7 million from $11.5 million in the second quarter of 2008 because of larger reductions in interest expense, accompanied by a smaller decrease in the yields on the Company’s loans. Net interest income for the six-month period ending June 30, 2009 decreased $819,000, or 3%, to $22.8 million from $23.7 million in the same period in 2008 due to a decrease in interest income, accompanied by a smaller decrease in interest expense. The following table compares average balances and rates for the quarters ending June 30, 2009 and 2008:

	Three Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2009	2008	$	%	2009	2008	Change
		(Dollars in thousands)
Commercial	$277,519	$283,679	$(6,160)	-2%	7.08%	7.34%	-0.26%
Construction/development	82,831	121,416	(38,585)	-32%	8.01%	8.49%	-0.48%
Commercial real estate	280,661	247,960	32,701	13%	7.01%	7.52%	-0.51%
Home equity lines and other consumer	48,143	51,777	(3,634)	-7%	6.81%	6.89%	-0.08%
Real estate loans for sale	10,503	—	10,503	NA	4.77%	NA	NA
Other loans	(1,416)	(1,044)	(372)	36%

Total loans	698,241	703,788	(5,547)	-1%	7.13%	7.59%	-0.46%

Short-term investments	25,185	59,480	(34,295)	-58%	0.25%	2.29%	-2.04%
Long-term investments	136,734	130,066	6,668	5%	3.25%	4.10%	-0.85%

Total investments	161,919	189,546	(27,627)	-15%	2.79%	3.56%	-0.77%

Interest-earning assets	860,160	893,334	(33,174)	-4%	6.31%	6.73%	-0.42%
Nonearning assets	105,317	99,706	5,611	6%

Total	$965,477	$993,040	$(27,563)	-3%

Interest-bearing liabilities	$605,435	$676,271	$(70,836)	-10%	1.19%	2.03%	-0.84%
Demand deposits	243,299	203,881	39,418	19%
Other liabilities	8,496	9,345	(849)	-9%
Equity	108,247	103,543	4,704	5%

Total	$965,477	$993,040	$(27,563)	-3%

Net tax equivalent margin on earning assets					5.48%	5.20%	0.28%

	Six Months Ended June 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2009	2008	$	%	2009	2008	Change
		(Dollars in thousands)
Commercial	$278,923	$282,108	$(3,185)	-1%	6.92%	7.71%	-0.79%
Construction/development	89,904	128,491	(38,587)	-30%	7.57%	9.00%	-1.43%
Commercial real estate	276,030	244,768	31,262	13%	7.03%	7.67%	-0.64%
Consumer	49,346	51,552	(2,206)	-4%	6.81%	7.02%	-0.21%
Real estate loans for sale	9,308	—	9,308	NA	4.83%	NA	NA
Other loans	(1,616)	(1,385)	(231)	17%

Total loans	701,895	705,534	(3,639)	-1%	7.03%	7.91%	-0.88%

Short-term investments	30,881	42,533	(11,652)	-27%	0.59%	2.51%	-1.92%
Long-term investments	135,755	137,341	(1,586)	-1%	3.43%	4.50%	-1.07%

Total investments	166,636	179,874	(13,238)	-7%	2.93%	4.06%	-1.13%

Interest-earning assets	868,531	885,408	(16,877)	-2%	6.25%	7.12%	-0.87%
Nonearning assets	109,186	99,214	9,972	10%

Total	$977,717	$984,622	$(6,905)	-1%

Interest-bearing liabilities	$635,578	$672,403	$(36,825)	-5%	1.24%	2.26%	-1.02%
Demand deposits	225,948	199,089	26,859	13%
Other liabilities	8,816	9,962	(1,146)	-12%
Equity	107,375	103,168	4,207	4%

Total	$977,717	$984,622	$(6,905)	-1%

Net tax equivalent margin on earning assets					5.34%	5.41%	-0.07%

Interest-earning assets averaged $860.2 million and $893.3 million for the three-month periods ending June 30, 2009 and 2008, respectively, a decrease of $33.2 million, or 4%. The tax equivalent yield on interest-earning assets averaged 5.48% and 5.20%, respectively, for the three-month periods ending June 30, 2009 and 2008, respectively, an increase of 28 basis points.
Loans, the largest category of interest-earning assets, decreased by $5.5 million, or 1%, to an average of $698.2 million in the second quarter of 2009 from $703.8 million in the second quarter of 2008. During the six-month period ending June 30, 2009, loans decreased by $3.6 million, or 1%, to an average of $701.9 million from an average of $705.5 million for the six-month period ending June 30, 2008. Commercial, construction and home equity lines and other consumer decreased by $6.2 million, $38.6 million and $3.6 on average, respectively, between the second quarters of 2009 and 2008. Commercial real estate loans increased by $32.7 million on average between the second quarters of 2009 and 2008. During the six-month period ending June 30, 2009, commercial, construction and home equity lines and other consumer loans decreased by $3.2 million, $38.6 million, and $2.2 million, respectively, on average as compared to the six-month period ending June 30, 2008. Commercial real estate loans increased $31.3 million on average between the six-month periods ending June 30, 2009 and June 30, 2008. Additionally, the Company had $10.5 million in real estate loans for sale on average in the three months ended June 30, 2009, and no real estate loans for sale during the same period in 2008. The Company had $9.3 million in real estate loans for sale on average in the six months ended June 30, 2009, and no real estate loans for sale during the same period in 2008. The decline in the loan portfolio resulted from a combination of refinance and loan payoff activity and a decrease in construction loan originations. We expect the loan portfolio to decrease slightly in the future with moderate growth in commercial real estate and commercial loans offset by further decreases in construction loans due to lower residential construction activity, and decreases home equity lines and other consumer loans as more of these types of loans are paid off due to the increase in mortgage refinance activity. In addition, management intends to continue to aggressively reduce its loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, which is expected to lead to further decreases in construction loan balances. The yield on the loan portfolio averaged 7.13% for the second quarter of 2009, a decrease of 46 basis points from 7.59% over the same quarter a year ago. During the six-month period ending June 30, 2009, the yield on the loan portfolio averaged 7.03%, a decrease of 88 basis points from 7.91% over the same six-month period in 2008.
Average investments decreased $27.6 million, or 15%, to $161.9 million for the second quarter of 2009 from $189.5 million in the second quarter of 2008. For the six-month period ending June 30, 2009, average investments decreased $13.2 million or 7% to $166.6 million from $179.9 million in the same period in 2008.
Interest-bearing liabilities averaged $605.4 million for the second quarter of 2009, a decrease of $70.8 million, or 10%, compared to $676.3 million for the same period in 2008. For the six-month period ending June 30, 2009, interest-bearing liabilities averaged $635.6 million, a decrease of $36.8 million, or 5%, compared to $672.4 million for the same period in 2008. The average cost of interest-bearing liabilities decreased 84 basis points to 1.19% for the second quarter of 2009 compared to 2.03% for the second quarter of 2008. The average cost of interest-bearing liabilities decreased 102 basis points to 1.24% for the six-month period ending June 30, 2009 as compared to 2.26% for the same period in 2008. The decrease in the average cost of funds in 2009 as compared to 2008 is largely due to the interest rate cuts by the Federal Reserve that were made throughout 2008. As a result, many other interest rates declined during the year, which contributed to a decline in deposit rates.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.48% and 5.34%, respectively, for the three and six-month periods ending June 30, 2009 as compared to 5.20% and 5.41% for the same periods in 2008. The decrease in funding costs for the three-month period ending June 30, 2009 resulted in an increase in net tax-equivalent margin. However, in the six-month period ending June 30, 2009, the decrease in interest income exceeded the decrease in interest expense, as noted above, resulting in a slight decrease in the net tax-equivalent margin.

OTHER OPERATING INCOME
Other operating income consists of earnings on service charges, purchased receivable income, equity in earnings from the Company’s mortgage affiliate, gains from the sale of other real estate owned and other items. Set forth below is the change in Other Operating Income between the three and six-month periods ending June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Chg	% Chg	2009	2008	$ Chg	% Chg
		(Dollars in thousands)				(Dollars in thousands)
Equity in earnings from mortgage affiliate	$764	$273	$491	180%	$1,612	$306	$1,306	427%
Service charges on deposit accounts	775	888	(113)	-13%	1,478	1,750	(272)	-16%
Purchased receivable income	474	518	(44)	-8%	1,232	1,047	185	18%
Employee benefit plan income	447	352	95	27%	813	659	154	23%
Electronic banking fees	351	292	59	20%	661	538	123	23%
Rental income	208	17	191	1124%	414	27	387	1433%
Loan servicing fees	162	126	36	29%	298	250	48	19%
Merchant credit card transaction fees	70	111	(41)	-37%	153	217	(64)	-29%
Equity in loss from Elliott Cove	(28)	(16)	(12)	75%	(93)	(53)	(40)	75%
Gain on sale of securities available for sale, net	196	100	96	96%	196	100	96	96%
Gain on sale of other real estate owned, net	115	(18)	133	-739%	223	(18)	241	-1339%
Other income	116	198	(82)	-41%	245	450	(205)	-46%

Total	$3,650	$2,841	$809	28%	$7,232	$5,273	$1,959	37%

Total other operating income for the second quarter of 2009 was $3.7 million, an increase of $809,000 from $2.8 million in the second quarter of 2008. Total other operating income for the six months ending June 30, 2009 was $7.2 million, an increase of $2.0 million from $5.3 million in same period in 2008. This increase was due primarily to increases in income from our equity in earnings from our mortgage affiliate and rental income.
The Company’s share of the earnings from its 24% interest in its mortgage affiliate, RML, increased by $491,000 and $1.3 million, respectively, to $764,000 and $1.6 million during the three and six-month periods ending June 30, 2009 as compared to $273,000 and $306,000 in the same periods in 2008. The increase in earnings resulted from increased refinance activity that began in the fourth quarter of 2008 and continued through the second quarter of 2009. The Company expects that the level of mortgage refinance activity will decrease in future periods in 2009, which will result in the Company receiving a lower level of earnings from its interest in RML.
Service charges on the Company’s deposit accounts decreased by $113,000 and $272,000, respectively, or 13% and 16%, to $775,000 and $1.5 million for the three and six-month periods ending June 30, 2009, as compared to $888,000 and $1.8 million for the same periods in 2008. The decrease in service charges was primarily the result of a decrease in fees collected on non-sufficient funds transactions due to a decrease in the number of overdraft transactions processed during the three and six-month periods ending June 30, 2009.
Income from the Company’s purchased receivable products decreased by $44,000, or 8%, to $474,000 for the three-month period ending June 30, 2009 as compared to $518,000 for the same period ending in June 30, 2008. Income from the Company’s purchased receivable products increased by $185,000, or 18%, to $1.2 million for the six-month period ending June 30, 2009 as compared to $1 million for the same period in 2008. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company expects the income level from this product to fluctuate as the Company adds new customers while some of its existing customers will move into different products to meet their working capital needs. For example, at the end of the three month-period ending March 31, 2009, one of the Company’s purchased receivable customers sold a portion of its business and used those proceeds to repay its purchased receivable balance which accounted for a part of the decrease in purchased receivable revenues for the three month period ending June 30, 2009 as compared to revenues for the three month period ending June 30, 2008. The increase in purchased receivable income for the six-month period ending June 30,

2009 as compared to the same period in 2008 resulted from higher average balances in 2009 as compared to 2008.
Employee benefit plan income from NBG was $447,000 and $813,000, respectively, for the three and six-month periods ending June 30, 2009 as compared to $352,000 and $659,000 for the same periods in 2008 for increases of $95,000 and $154,000, respectively, or 27% and 23%. This increase in employee benefit plan income is a reflection of NBG’s ability to provide additional products and services to an increasing client base.
The Company’s electronic banking revenue increased by $59,000 and $123,000, respectively, or 20% and 23%, for the three and six-month periods ending June 30, 2009 to $351,000 and $661,000 from $292,000 and $538,000 at June 30, 2008. These increases resulted from additional fees collected from increased point-of-sale and ATM transactions. The point-of-sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the high performance checking (“HPC”) product and overall continued increased usage of point-of-sale transactions by the entire customer base.
Rental income increased by $191,000 and $387,000, respectively, or 1124% and 1433%, to $208,000 and $414,000 for the three and six-month periods ending June 30, 2009 from $17,000 and $27,000 for the same periods in 2008. This increase resulted from the purchase of the Company’s main office facility through NBL in July 2008. The Company leases approximately 40% of the building to other companies and earned $189,000 and $377,000, respectively, from these leases in the three and six-month periods ending June 30, 2009.
Loan servicing fees increased by $36,000 and $48,000, respectively, or 29% and 19%, to $162,000 and $298,000 for the three and six-month periods ending June 30, 2009 from $126,000 and $250,000 for the same periods in 2008. These increases were the result of fees on real estate loans that have been sold.
Merchant credit card transaction fees decreased by $41,000 and $64,000, respectively, or 37% and 29%, to $70,000 and $153,000 for the three and six-month periods ending June 30, 2009 from $111,000 and $217,000 for the same periods in 2008. This decrease resulted from both a decrease in the number of transactions processed by merchants and a decrease in average transaction fees due to competitive pressures.
The Company’s share of losses from its 48% interest in Elliott Cove increased by $12,000 and $40,000, respectively, or 75% each to $28,000 and $93,000 for the three and six-month periods ending June 30, 2009 from losses of $16,000 and $53,000 for the same periods in 2008. The increased losses from Elliott Cove resulted from a decrease in Elliott Cove’s revenues that was caused by a decrease in its assets under management for both the three and six-month periods ending June 30, 2009.
Gain on sale of securities available for sale increased by $96,000, or 96%, for both the three and six-month periods ending June 30, 2009 as compared to the same periods in 2008.
The Company recognized $115,000 and $223,000, respectively, in net gains on the sale of other real estate owned in the three and six-month periods ending June 30, 2009. During the second quarter of 2009, the Company sold eight condominium units, six residential lots, and one single family residence. In addition to these properties, the Company also sold four houses, two condominiums, and a number of developed residential lots in the three-month period ending March 31, 2009, with most of the property located in the greater Anchorage area. The Company recognized an $18,000 loss on the sale of one single family residence in the second quarter of 2008. There were no sales of other real estate owned in the first quarter of 2008.
Other income decreased by $82,000 and $205,000, respectively, or 41% and 46%, during the three and six-month periods ending June 30, 2009 to $116,000 and $245,000 from $198,000 and $450,000 in the same periods in 2008. These decreases were primarily the result of decreases in the Company’s commissions from the sale of Elliott Cove products as well as losses incurred by the Company’s affiliate PWA and decreases in construction loan fees. Additionally, the Company received $56,000 in proceeds in the first quarter of 2008 for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and six-month periods ending June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Chg	% Chg	2009	2008	$ Chg	% Chg
		(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,708	$5,440	$268	5%	$11,159	$10,843	$316	3%
Insurance expense	959	224	735	328%	1,764	594	1,170	197%
Occupancy	897	829	68	8%	1,812	1,663	149	9%
OREO expense, including impairment	448	1,042	(594)	-57%	844	1,135	(291)	-26%
Marketing	316	391	(75)	-19%	634	781	(147)	-19%
Professional and outside services	309	403	(94)	-23%	687	712	(25)	-4%
Equipment, net	297	291	6	2%	601	587	14	2%
Intangible asset amortization	83	88	(5)	-6%	165	176	(11)	-6%
Purchased receivable losses	—	—	—	N/A	(16)	(13)	(3)	23%
Other expense	1,515	1,700	(185)	-11%	3,402	3,405	(3)	0%

Total	$10,532	$10,408	$124	1%	$21,052	$19,883	$1,169	6%

Total other operating expense for the second quarter of 2009 was $10.5 million, an increase of $124,000 from $10.4 million in the second quarter of 2008. Total other operating expense for the six months ended June 30, 2009 was $21.1 million, an increase of $1.2 million from $19.9 million in the same period in 2008. These increases were primarily due to increases in insurance and salary and benefit costs which were partially offset by a decrease in costs related to other real estate owned.
Salaries and benefits increased by $268,000 and $316,000, respectively, or 5% and 3%, for the three and six-month periods ending June 30, 2009 as compared to the same periods a year ago due primarily to increased group medical costs.
Insurance expense increased by $735,000 and $1.2 million, respectively, or 328% and 197%, to $959,000 and $1.8 million for the three and six-month periods ending June 30, 2009 from $224,000 and $594,000 in the same periods in 2008. This increase was primarily attributable to an increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. In addition to this increase, the FDIC made a special assessment on all FDIC insured financial institutions in the second quarter of 2009 that was in addition to the regular quarterly assessments for deposit insurance. This special assessment was designed to add reserves to the FDIC insurance fund and totaled $420,000 for the Company. The FDIC has indicated that it may make another special assessment in a similar amount later in 2009 depending upon the status of the FDIC insurance fund.
Occupancy expense increased by $68,000 and $149,000, respectively, or 8% and 9%, for the three and six-month periods ending June 30, 2009 as compared to the same periods in 2008 largely due to the Company’s acquisition of its main office facility for $12.9 million on July 1, 2008.
OREO expenses decreased to $448,000 and $844,000, respectively, or 57% and 26%, for the three and six-month periods ending June 30, 2009 from $1 million and $1.1 million in the same periods in 2008. These decreases were primarily the result of decreased impairment charges that arose from adjustments to the Company’s estimate of the fair value of certain properties. These impairment charges decreased by $677,000 and $481,000, respectively, for the three and six-month periods ending June 30, 2009 as compared to the same periods in 2008. These decreases were partially offset by increases in taxes and insurance expense and property management costs that arose from increased average balances of properties under management in both the three and six-month periods ending June 30, 2009. Taxes and insurance and property management costs increased by $76,000 and $53,000, respectively, in the second quarter of 2009 and $58,000 and $140,000, respectively, in the six months ended June 30, 2009 as compared to the same periods in 2008. For the remainder of 2009, the Company expects to incur lower overall OREO expenses due in large part to lower expected impairment charges on its OREO properties. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce the total of its loans measured for impairment and OREO by 20% from December 31, 2008 levels.
Marketing expenses decreased by $75,000 and $147,000, respectively, or 19% each, for the three and six-month periods ending June 30, 2009 as compared to the same periods a year ago primarily due to decreased HPC promotion costs and charitable contributions. While we expect decreased marketing costs related to the Company’s HPC consumer and business products in 2009, we still expect the Bank to increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
Professional and outside services decreased by $94,000 and $25,000, or 23% and 4%, for the three and six-month periods ending June 30, 2009 as compared to the same periods a year ago. The decrease for the second quarter of 2009 as compared to the second quarter of 2008 was due to decreases in other outside services, consulting fees and legal fees of $73,000, $47,000 and $46,000, respectively. These decreases were partially offset by an increase of $47,000 in accounting fees. The decrease for the six months ending June 30, 2009 as compared to the same period in 2008 was due to decreases in other outside services and consulting fees of $62,000 and $114,000, respectively. The decreases in other outside services are primarily due to decreases in fees paid for out-sourced internal audit services. The decreases in consulting fees were primarily due to the fact that in 2008, the Company paid fees to former Alaska First employees for services rendered to facilitate the transition of Alaska First operations to the Company. No fees were paid to former Alaska First employees in 2009. The offsetting increases in accounting fees resulted from fees paid to consultants for analysis of the Company’s goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets for the year ended December 31, 2008 and the quarter ended March 31, 2009. See further discussion at Note 3, “Goodwill and Other Intangibles”.
Other expense decreased by $185,000, or 11%, for the second quarter of 2009 as compared to the second quarter of 2008 and was consistent with prior year for the six-month period ending June 30, 2009. The decrease for the second quarter of 2009 was primarily due to decreases in loan collateral and loan taxes and insurance costs during the three-month period ending June 30, 2009 as compared to the same period in 2008.
Income Taxes
The provision for income taxes was $681,000 and $1.5 million for the three and six-month periods ending June 30, 2009, as compared to $367,000 and $1.6 million for the same periods in 2008. The effective tax rates for the three-month periods ending June 30, 2009 and 2008 were 26% and 19%, respectively. The increase in the tax rate for this period was primarily due to an increase in income before tax, relative to the level of tax credits. The effective tax rates for the six-month periods ending June 30, 2009 and 2008 were 27% and 30%, respectively. The decrease in the tax rate for this period is primarily due to increased tax credits relative to the level of taxable income.

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
Loans are the highest yielding component of our earning assets. Average loans declined by $5.5 million, or 1%, to $698.2 million in the second quarter of 2009 as compared to $703.8 million in the same period of 2008. Loans comprised 81% of total average earning assets for the quarter ending June 30, 2009, compared to 79% of total average earning assets for the quarter ending June 30, 2008. The yield on loans averaged 7.13% for the quarter ending June 30, 2009, compared to 7.59% during the same period in 2008.
The loan portfolio decreased by $25.2 million, or 4%, from $710.1 million at June 30, 2008 to $684.9 million at June 30, 2009. Loans decreased by $26.4 million, or 4%, from $711.3 million at December 31, 2008, to $684.9 million at June 30, 2009. Commercial loans decreased $29.3 million, or 10%, construction loans decreased $36.2 million, or 31%, home equity lines and other consumer loans decreased $4.7 million, or 9%, and commercial real estate loans increased $45.1 million, or 18% from June 30, 2008 to June 30, 2009. In addition, commercial loans decreased $26.9 million, or 9%, construction loans decreased $21 million, or 21%, home equity lines and other consumer loans decreased $4.1 million, or 8%, and commercial real estate loans increased $25.4 million, or 9%, from December 31, 2008 to June 30, 2009. The decline in the loan portfolio resulted from a combination of transfers to OREO of $2.8 million and $2.9 million in the three and six-month periods ending June 30, 2009, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to increase slightly in the future with moderate growth in commercial real estate and commercial loans. We expect decreases in construction loans, due to lower residential construction activity, and also in home equity lines and other consumer loans as more of these types of loans are paid off due to the increase in mortgage refinance activity that has resulted from the declines in long term mortgage rates that began late in the fourth quarter of 2008. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2009 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the sales activity levels in the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. In addition, management intends to continue to aggressively reduce its loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, which should lead to further decreases in construction loan balances.
Loan Portfolio Composition: Loans decreased to $688.3 million at June 30, 2009, from $710.1 million at June 30, 2008 and $711.3 million at December 31, 2008. At June 30, 2009, 37% of the portfolio was scheduled to mature over the next 12 months, and 27% was scheduled to mature between July 1, 2010, and June 30, 2014. Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 37% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.

The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2009		December 31, 2008		June 30, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Commercial	$266,227	39%	$293,173	41%	$295,532	42%
Construction/development	79,464	12%	100,441	14%	115,637	16%
Commercial real estate	294,249	43%	268,864	38%	249,123	35%
Home equity lines and other consumer	47,266	7%	51,357	7%	51,961	7%
Loans in process	248	0%	163	0%	255	0%
Unearned loan fees, net	(2,557)	0%	(2,712)	0%	(2,434)	0%

Sub total	684,897		711,286		710,074
Real estate loans for sale	3,426	0%	—	0%	—	0%

Total loans	$688,323	100%	$711,286	100%	$710,074	100%

Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and OREO. The following table sets forth information with respect to nonperforming assets:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Nonaccrual loans	$18,111	$20,593	$11,855
Accruing loans past due 90 days or more	1,893	5,411	6,199
Restructured loans	—	—	—

Total nonperforming loans	20,004	26,004	18,054
Other real estate owned	11,576	12,617	11,147

Total nonperforming assets	$31,580	$38,621	$29,201

Allowance for loan losses	$13,187	$12,900	$13,519

Nonperforming loans to loans	2.92%	3.66%	2.54%
Nonperforming assets to total assets	3.24%	3.84%	2.80%
Allowance to loans	1.93%	1.81%	1.90%
Allowance to nonperforming loans	66%	50%	75%
OREO valuation is a critical accounting policy of the Company. The carrying value of OREO property is adjusted to the fair value, less cost to sell, of the real estate by an adjustment to the allowance for loan loss prior to foreclosure. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan is recognized in earnings up to the original cost of the asset. Any subsequent reduction in the carrying value at acquisition is charged against earnings. Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties.
OREO decreased by $1 million to $11.6 million at June 30, 2009 from $12.6 million at December 31, 2008. This decrease was primarily the result of the sale of ten condominiums, seven residential lots, and six single family residences in the six month period ended June 30, 2009. Proceeds on these sales totaled $4.8 million and resulted in $223,000 in gains. Additionally, the Company recorded impairment charges on OREO of $495,000 in the six months ended June 30, 2009. The decreases in OREO due to sales and impairment charges were partially offset by the transfer of twenty six residential lots in three different developments, three condominiums, one single family residence and two commercial properties to OREO in the six months ended June 30, 2009. Additionally, the Company expended $1.2 million in capital costs for OREO projects in the six months ended June 30, 2009.
OREO increased by $1.5 million from June 30, 2008 to December 31, 2008. This increase was primarily the net result of the addition of two single family residences, one residential lot, one condominium, two multi-family residences, one commercial property. Additionally, the Company expended $2.1 million in capital costs for OREO projects in the six months ended December 31, 2008. These increases were partially offset by impairment charges of $981,000 and the sale of six single family residences, two condominiums, and one residential lot for proceeds of $2.3 million in the six-month period ending December 31, 2008. The Company recognized net gains on the sales of these properties of $63,000 in the six months ended December 31, 2008.
At June 30, 2009, the OREO portfolio consists of a $2.7 million, 3-story 19-unit condominium project, a $1.6 million lot development project adjacent to a $3.1 million, 21-unit townhome-style condominium project that has experienced sales of 5 units in the six months ended June 30, 3009, a $1.2 million single-family housing development project, one condominium unit valued at $812,000, twenty five residential lots in four different sites totaling $447,000, one commercial building totaling $498,000, one leasehold estate totaling $125,000, and five other small residential construction projects totaling approximately $1.1 million.
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
Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected. The Company had restructured loans of $1.2 million at March 31, 2009. As of June 30, 2009, these loans are classified as nonaccrual loans.
Total nonperforming loans at June 30, 2009, were $20 million, or 2.92%, of total loans, a decrease of $6 million from $26.0 million at December 31, 2008, and an increase of $1.9 million from $18.1 million at June 30, 2008. The decrease in the nonperforming loans at June 30, 2009 from the end of 2008 was primarily due to the decrease in accruing loans 90 days or more past due that resulted primarily from the payoff of one residential land development loan. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair value when they are in a nonperforming status, which is accounted for in the Company’s analysis of impaired loans and its Allowance.
The increase in nonperforming loans between June 30, 2008 and June 30, 2009 in general was caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties. In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As noted above, as a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.
At June 30, 2009, December 31, 2008, and June 30, 2008, the Company had impaired loans of $67.1 million, $79.7 million, and $84.9 million, respectively. A specific allowance of $3.3 million, $3.2 million, and $3.7 million, respectively, was established for these loans for the periods noted. The decrease in impaired loans at June 30, 2009, as compared to December 31, 2008, resulted mainly from payoffs, pay-downs, or charge-offs of five commercial real estate properties two land development projects, three commercial loans, and one residential construction project, and the transfer of twenty five residential lots in two different developments and three condominiums to OREO in the six months ended June 30, 2009.

These decreases were partially offset by the addition of two land development projects, one commercial real estate property, two commercial properties, and one residential construction project. The decrease in impaired loans at December 31, 2008, as compared to June 30, 2008, resulted from the payoffs, pay-downs, or charge-offs of three land development projects, two residential construction projects, one commercial loan, two commercial real estate loans, and the transfer of one condominium to OREO in the six months ended December 31, 2008. These decreases were partially offset by the addition of three residential construction projects, three land development projects, three commercial loans, and two commercial real estate loans that were not included in impaired loans at June 30, 2008.
Management is aggressively attempting to reduce the outstanding loans measured for impairment and OREO. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 10% from June 30, 2009 levels.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans. At June 30, 2009 the Company had $16.2 million in potential problem loans, as compared to $19.3 million at June 30, 2008. This decrease is mainly the result of the reclassification of one commercial real estate loan to nonperforming status and the payoff of one land development loan. Additionally, one land development loan that was classified as a potential problem loan at June 30, 2008 is not classified as a potential problem loan at June 30, 2009 because it has paid down significantly. These decreases in potential problem loans were partially offset by the addition of one land development loan and one commercial loan relationship at June 30, 2009 that were not classified as potential problem loans at June 30, 2008. At December 31, 2008, the Company had potential problem loans of $21.6 million. The decrease from December 31, 2008 to June 30, 2009 is primarily the result of the reclassification of one commercial real estate loan to nonperforming status, the payoff of one land development loan and the reclassification of three condominiums to other real estate owned. Two of these condominiums were sold in the second quarter of 2009. These decreases were partially offset by the addition of one commercial loan relationship at June 30, 2009 that was not classified as potential problem loans at December 31, 2008.
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
We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact that adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At June 30, 2009, in the event that one percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $327,000.
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
The Allowance was $13.2 million, or 1.93%, of total loans outstanding, at June 30, 2009, compared to $13.5 million, or 1.90%, of total loans at June 30, 2008 and $12.9 million, or 1.81% of loans, at December 31, 2008. The Company slightly increased its Allowance as a percentage of its total loans outstanding between June 30, 2008 and June 30, 2009 to cover losses inherent but not yet identified in the loan portfolio due to current economic conditions and other qualitative factors. The Allowance represented 66% of nonperforming loans at June 30, 2009, as compared to 75% of nonperforming loans at June 30, 2008 and 50% of nonperforming loans at December 31, 2008.
The Company recorded a provision for loan losses in the amount of $2.1 million for the three-month period ending June 30, 2009 to cover losses inherent but not yet identified in the rest of its portfolio due to the estimated increased inherent loss in the remaining portfolio. The Company anticipates that there may be further increases in nonperforming loans that will require additional provision for loan losses in the future and decrease the Company’s future liquidity and cash flow. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$13,364	$12,571	$12,900	$11,735
Charge-offs:
Commercial	1,137	534	1,148	1,463
Construction/development	207	737	1,070	816
Commercial real estate	998	—	1,058	—
Home equity lines and other consumer	57	32	141	32

Total charge-offs	2,399	1,303	3,417	2,311
Recoveries:
Commercial	97	166	167	305
Construction/development	—	51	—	51
Commercial real estate	—	—	9	—
Home equity lines and other consumer	8	35	36	40

Total recoveries	105	252	212	396
Net, (recoveries) charge-offs	2,294	1,051	3,205	1,915
Provision for loan losses	2,117	1,999	3,492	3,699

Balance at end of period	$13,187	$13,519	$13,187	$13,519

The provision for loan losses for the three and six-month periods ending June 30, 2009 was $2.1 million and $3.5 million as compared to a provision for loan losses of $2 million and $3.7 million for the three and six-month periods ending June 30, 2008. During the three-month period ending June 30, 2009, there were $2.3 million in net loan charge-offs as compared to $1.1 million of net loan charge-offs for the same period in 2008. During the six-month period ending June 30, 2009, there were $3.2 million in net loan charge-offs as compared to $1.9 million of net loan charge-offs for the same period in 2008. Loan charge-offs increased during the three and six-month periods ending June 30, 2009 at $2.4 million and $3.4 million, respectively, as compared to $1.3 million and $2.3 million in the same periods in 2008.
Management believes that, based on its review of the performance of the loan portfolio and the various methods it uses to analyze its Allowance, at June 30, 2009 the Allowance was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $136.7 million at June 30, 2009, a decrease of $15.7 million, or 10%, from $152.4 million at December 31, 2008, and an increase of $6.3 million, or 5%, from $130.4 million at June 30, 2008. The decrease in investments from December 31, 2008 to June 30, 2009 was the result of calls of several agency securities where the funds were placed in short term investments. The increase in investments from June 30, 2008 to June 30, 2009 was primarily due to the reinvestment of the proceeds from loan payoffs into security investments.
Investment securities designated as available-for-sale comprised 91% of the investment portfolio at June 30, 2009, 92% at December 31, 2008, and 89% at June 30, 2008, and are available to meet liquidity requirements. Both available-for-sale and held-to-maturity securities may be pledged as collateral to secure public deposits. At June 30, 2009, $51.3 million in securities, or 49%, of the investment portfolio was pledged, as compared to $67.4 million, or 44%, at December 31, 2008, and $47.8 million, or 37%, at June 30, 2008. The changes in pledged securities are due to the fact that as of June 30, 2009, December 31, 2008 and June 30, 2008, the Company had pledged $36.7 million, $47.0 million and $25.7 million, respectively, to collateralize Alaska Permanent Fund certificates of deposit.

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
As noted in Note 3 of this Form 10-Q, the Company has recorded $6.9 million and $2.1 million of goodwill related to the acquisition of branches from Bank of America in 1999 and the acquisition of Alaska Trust in 2007, respectively. The Company reviews goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We concluded that there was no indication of impairment in the first step of the impairment test at June 30, 2009, and accordingly, the Company did not perform the second step. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $24.1 million to $819.1 million at June 30, 2009, from $843.3 million at December 31, 2008, and decreased $82.9 million from $902 million at June 30, 2008. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The decrease in deposits from June 30, 2008 to June 30, 2009 was largely due to the decrease in the deposits of one customer that was offset in part by an increase in public deposits that the Company holds in certificates of deposit for the Alaska Permanent Fund Corporation. As mentioned earlier, as the Bank continues to market its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2009, December 31, 2008 or June 30, 2008.
Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2009, the Company had $167.5 million in certificates of deposit as compared to certificates of deposit of $173.4 million and $136.8 million, for the periods ending December 31, 2008 and June 30, 2008, respectively. At June 30, 2009, $136.3 million, or 81%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $144.7 million, or 83%, of total certificates of deposit, at December 31, 2008, and $107.6 million, or 79%, of total certificates of deposit at June 30, 2008.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at June 30, 2009, was $104.9 million, a decrease of $3.2 million as compared to the balance of $108.1 million at December 31, 2008 and a decrease of $32.6 million from a balance of $137.5 million at June 30, 2008.

The Company expects the total balance of the Alaska CD in 2009 to continue to be at lower levels as compared to 2008 as customers move into higher yielding accounts such as term certificates of deposit.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At June 30, 2009, the Company held $35.2 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2008 and June 30, 2008, the Company held $45 million and $25 million, respectively, in certificates of deposit for the Alaska Permanent Fund.
Borrowings
A portion of the Company’s borrowings were from the FHLB. At June 30, 2009, the Company’s maximum borrowing line from the FHLB was $102 million, approximately 10% of the Company’s assets. At June 30, 2009, December 31, 2008 and June 30, 2008 there were outstanding balances on the borrowing line of $10.3 million, $11.0 million and $1.6 million, respectively, and there were no additional monies committed to secure public deposits. The increase in the outstanding balance of the line at June 30, 2009 as compared to June 30, 2008 was the result of an additional draw on the line to fund the Company’s acquisition of its main office facility on July 1, 2008. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.
The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At June 30, 2009, the outstanding balance on this loan was $5.0 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of June 30, 2009.
In addition to the borrowings from the FHLB, the Company had $5.6 million in other borrowings outstanding at June 30, 2009, as compared to $14.1 million and $8.7 million, respectively, in other borrowings outstanding at December 31, 2008 and June 30, 2008. Other borrowings at June 30, 2009 and 2008 consist of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits. Other borrowings as of December 31, 2008 consisted of security repurchase arrangements, short-term borrowings from the Federal Reserve Bank for payroll tax deposits, and overnight borrowings from correspondent banks.
Other Short-term Borrowings: At June 30, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items – Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2009 and December 31, 2008, the Company’s commitments to extend credit and to provide letters of credit amounted to $192.3 million and $147.2 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $45.4 million of cash and cash equivalents and $85.4 million in unpledged available-for-sale securities held at June 30, 2009, the Company has additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $184 million as of June 30, 2009.
Shareholders’ Equity
Shareholders’ equity was $108 million at June 30, 2009, compared to $104.7 million at December 31, 2008 and $101.9 million at June 30, 2008. The Company earned net income of $1.9 million during the three-month period ending June 30, 2009, issued 6,766 shares through the vesting of restricted stock and exercise to stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2009, the Company had approximately 6.3 million shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At June 30, 2009, the Company and the Bank met all applicable regulatory capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of June 30, 2009.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.50%	12.63%
Total risk-based capital	8.00%	10.00%	14.76%	13.88%
Leverage ratio	4.00%	5.00%	12.21%	11.45%
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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029 shares. The Company did not repurchase any of its shares in the three or six-month periods ending June 30, 2009, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at June 30, 2009. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 4.06% at June 30, 2009. The interest cost to the Company on these debentures was $85,000 in the quarter ending June 30, 2009 and $121,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with FIN46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 2.00% at June 30, 2009. The interest cost to the Company on these debentures was $65,000 for the quarter ending June 30, 2009 and $105,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
At June 30, 2009, the Company held $11.6 million as OREO as compared to $12.6 million at December 31, 2008 and $11.1 million a year ago. The Company expects to expend approximately $370,000 in 2009 to complete construction of these projects with an estimated completion date of September 30, 2009.
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
The results of the simulation model at June 30, 2009, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $846,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would also experience an increase in net interest income of approximately $1.4 million over the next 12 months. The similar results between the 100 basis point increase and decrease are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the second quarter of 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Northrim BanCorp, Inc. held its Annual Shareholders’ Meeting on May 14, 2009. The matters voted on by the shareholders were (1) the election of directors, (2) amendment to the Amended and Restated Articles of Incorporation and (3) the authority to adjourn, postpone or continue the Annual Shareholders’ Meeting.
1. ELECTION OF DIRECTORS
The following individuals were nominated and elected by the shareholders at the Annual Shareholders’ Meeting held on May 14, 2009 to serve as directors until the 2010 election of directors or until their successors are elected and have qualified:

DIRECTOR	FOR	WITHHOLD	VOTES CAST	NONVOTES	TOTAL SHARES

Cash, Larry S.	5,183,672	598,805	5,782,477	549,759	6,332,236
Copeland, Mark G.	5,660,442	122,035	5,782,477	549,759	6,332,236
Davis, Ronald A.	5,665,241	117,236	5,782,477	549,759	6,332,236
Drabek, Anthony	5,694,165	88,312	5,782,477	549,759	6,332,236
Knudson, Christopher N.	4,562,871	1,219,606	5,782,477	549,759	6,332,236
Langland, R. Marc	4,544,569	1,237,908	5,782,477	549,759	6,332,236
Lowell, Richard L.	5,683,540	98,937	5,782,477	549,759	6,332,236
Rowan, Irene Sparks	4,525,712	1,256,765	5,782,477	549,759	6,332,236
Swalling, John C.	5,707,102	75,375	5,782,477	549,759	6,332,236
Wight, David G.	5,683,544	98,933	5,782,477	549,759	6,332,236

2. APPROVAL OF ARTICLES OF AMENDMENT TO THE AMENDED AND RESTATED ARTICLES OF INCORPORATION TO AUTHORIZE PREFERRED STOCK.
The Articles of Amendment to the Amended and Restated Articles of Incorporation were approved by the Board of Directors of Northrim BanCorp, Inc. on February 5, 2009, subject to shareholder approval.
The Articles of Amendment to the Amended and Restated Articles of Incorporation of Northrim BanCorp, Inc. approved by the shareholders on May 14, 2009 are attached as Exhibit 3.3 to this Form 10-Q.

FOR	AGAINST	ABSTAIN	VOTES CAST	NONVOTES	TOTAL SHARES

4,231,732	632,559	19,368	4,883,659	1,448,577	6,332,236
3. APPROVAL TO GRANT THE MANAGEMENT OF NORTHRIM BANCORP, INC. THE AUTHORITY TO ADJOURN, POSTPONE OR CONTINUE THE ANNUAL MEETING.
The required affirmative vote of the holders of the majority of the shares of the Company’s common stock present in person or represented by duly executed proxy at the Annual Meeting granted the management of Northrim BanCorp, Inc. the authority to adjourn, postpone or continue the Annual Meeting.

FOR	AGAINST	ABSTAIN	VOTES CAST	NONVOTES	TOTAL SHARES

3,975,162	1,790,764	16,551	5,782,477	549,759	6,332,236
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation(1)

10.29	Northrim Bank Executive Incentive Plan dated November 3, 1994, as amended effective as of May 14, 2009(2)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Filed with this Form 10-Q
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
August 7, 2009	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 7, 2009	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)