Form 10-Q
period 2009-09-30
NORTHRIM BANCORP INC
filed 2009-11-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at November 6, 2009 was 6,364,966.

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1.	FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009, DECEMBER 31, 2008, AND SEPTEMBER 30, 2008

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)		(unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$24,979	$30,925	$31,809
Money market investments	51,120	6,905	53,766
Domestic certificates of deposit	—	9,500	9,500

Investment securities held to maturity	9,896	9,431	11,526
Investment securities available for sale	142,373	141,010	102,264
Investment in Federal Home Loan Bank stock	2,003	2,003	2,529

Total investment securities	154,272	152,444	116,319
Loans	674,191	711,286	705,239
Allowance for loan losses	(13,452)	(12,900)	(13,656)

Net loans	660,739	698,386	691,583
Purchased receivables, net	8,202	19,075	15,905
Accrued interest receivable	3,472	4,812	4,561
Premises and equipment, net	28,889	29,733	30,108
Goodwill and intangible assets	9,072	9,320	9,402
Other real estate owned	10,118	12,617	12,261
Other assets	34,829	32,675	34,077

Total Assets	$985,692	$1,006,392	$1,009,291

LIABILITIES
Deposits:
Demand	$267,291	$244,391	$244,559
Interest-bearing demand	115,337	101,065	104,521
Savings	62,761	58,214	59,723
Alaska CDs	108,057	108,101	115,010
Money market	123,239	158,114	162,820
Certificates of deposit less than $100,000	62,603	76,738	78,828
Certificates of deposit greater than $100,000	97,820	96,629	88,999

Total deposits	837,108	843,252	854,460

Borrowings	10,739	30,106	23,634
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,356	9,792	9,004

Total liabilities	875,761	901,708	905,656

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,359,650, 6,331,372, and 6,315,109 shares issued and outstanding at September 30, 2009, December 31, 2008, and September 30, 2008, respectively	6,360	6,331	6,315
Additional paid-in capital	51,994	51,458	51,304
Retained earnings	49,819	45,958	46,093
Accumulated other comprehensive income — unrealized gain (loss) on securities, net	1,727	901	(121)

Total Northrim Bancorp shareholders’ equity	109,900	104,648	103,591

Noncontrolling interest	31	36	44

Total shareholders’ equity	109,931	104,684	103,635

Total Liabilities and Shareholders’ Equity	$985,692	$1,006,392	$1,009,291

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	(Dollar in thousands, except per share data)
Interest Income
Interest and fees on loans	$12,218	$13,189	$36,672	$40,900
Interest on investment securities:
Securities available for sale	1,057	966	3,057	3,795
Securities held to maturity	98	188	295	353
Interest on money market investments	31	68	64	389
Interest on domestic certificate of deposit	0	196	58	415

Total Interest Income	13,404	14,607	40,146	45,852

Interest Expense
Interest expense on deposits and borrowings	1,662	3,511	5,562	11,095

Net Interest Income	11,742	11,096	34,584	34,757

Provision for loan losses	1,374	2,000	4,866	5,699

Net Interest Income After Provision for Loan Losses	10,368	9,096	29,718	29,058

Other Operating Income
Service charges on deposit accounts	791	841	2,269	2,591
Equity in earnings from mortgage affiliate	385	210	1,997	516
Purchased receivable income	474	712	1,706	1,763
Employee benefit plan income	469	398	1,282	1,057
Electronic banking income	463	343	1,124	881
Equity in loss from Elliott Cove	(13)	(17)	(106)	(70)
Other income	791	715	2,320	1,737

Total Other Operating Income	3,360	3,202	10,592	8,475

Other Operating Expense
Salaries and other personnel expense	5,730	5,135	16,889	15,978
Occupancy	977	875	2,789	2,538
Prepayment penalty on long term debt	718	—	718	—
Insurance expense	502	491	2,266	1,085
Professional and outside services	374	411	1,061	1,143
Marketing expense	317	391	951	1,172
OREO expense net, including impairment	304	395	1,148	1,530
Equipment expense	286	316	887	903
Intangible asset amortization expense	82	89	247	265
Other operating expense	1,577	1,792	4,963	5,164

Total Other Operating Expense	10,867	9,895	31,919	29,778

Income Before Income Taxes	2,861	2,403	8,391	7,755
Provision for income taxes	810	751	2,318	2,347

Net Income	2,051	1,652	6,073	5,408

Less: Net income attributable to the noncontrolling interest	102	102	292	271

Net income attributable to Northrim Bancorp	$1,949	$1,550	$5,781	$5,137

Earnings Per Share, Basic	$0.31	$0.24	$0.91	$0.81
Earnings Per Share, Diluted	$0.30	$0.24	$0.90	$0.78

Weighted Average Shares Outstanding, Basic	6,348,519	6,351,210	6,338,757	6,350,166
Weighted Average Shares Outstanding, Diluted	6,422,262	6,539,295	6,406,117	6,545,427
See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(unaudited)
	(Dollar in thousands)
Nine months ending September 30, 2009:

Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(1,920)	—		(1,920)
Stock option expense	—	—	445	—	—		445
Exercise of stock options	29	29	33	—	—		62
Excess tax benefits from share-based payment arrangements	—	—	58	—	—		58
Distributions to noncontrolling interest						(297)	(297)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	826		826

Net income attributable to the noncontrolling interest						292	292
Net Income attributable to Northrim Bancorp	—	—	—	5,781	—		5,781

Total Comprehensive Income						(5)	6,899

Balance as of September 30, 2009	6,360	$6,360	$51,994	$49,819	$1,727	$31	$109,931

Nine months ending September 30, 2008:
Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$24	$101,415

Cash dividend declared	—	—	—	(3,112)	—		(3,112)
Stock option expense	—	—	456	—	—		456
Exercise of stock options	15	15	(44)	—	—		(29)
Excess tax benefits from share-based payment arrangements	—	—	94	—	—		94
Distributions to noncontrolling interest	—	—	—	—	—	(251)	(251)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(346)		(346)

Net income attributable to the noncontrolling interest						271	271
Net Income attributable to Northrim Bancorp	—	—	—	5,137	—		5,137

Total Comprehensive Income						20	5,062

Balance as of September 30, 2008	6,315	$6,315	$51,304	$46,093	( $121)	$44	$103,635

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
	(Dollars in thousands)
Operating Activities:
Net income	$6,073	$5,408

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(220)	(146)
Depreciation and amortization of premises and equipment	1,234	965
Amortization of software	121	135
Intangible asset amortization	247	265
Amortization of investment security premium, net of discount accretion	214	(26)
Deferred tax (benefit)	(1,221)	(3,108)
Stock-based compensation	445	456
Excess tax benefits from share-based payment arrangements	(58)	(94)
Deferral of loan fees and costs, net	(6)	(88)
Provision for loan losses	5,491	5,699
Purchased receivable recovery	(16)	(13)
Purchases of loans held for sale	(75,096)	—
Proceeds from the sale of loans held for sale	75,096	—
(Gain) loss on sale of other real estate owned	(424)	(5)
Impairment on other real estate owned	516	1,062
Distributions (proceeds) in excess of earnings from RML	522	(9)
Equity in loss from Elliott Cove	106	70
Decrease in accrued interest receivable	1,340	671
(Increase) decrease in other assets	(2,091)	967
(Decrease) of other liabilities	(462)	(1,563)

Net Cash Provided by Operating Activities	11,811	10,646

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(87,722)	(66,400)
Purchases of investment securities-held-to-maturity	(1,217)	(510)
Proceeds from sales/maturities of securities-available-for-sale	87,769	111,735
Proceeds from calls/maturities of securities-held-to-maturity	750	680
Proceeds from maturities of domestic certificates of deposit	14,500	55,500
Purchases of domestic certificates of deposit	(5,000)	(65,000)
Investment in Federal Home Loan Bank stock, net	—	(526)
Investment in purchased receivables, net of repayments	10,889	3,545
Investments in loans:
Loan participations	997	6,874
Loans made, net of repayments	27,647	(8,451)
Proceeds from sale of other real estate owned	7,466	697
Investment in other real estate owned	(1,470)	(2,121)
Loan to Elliott Cove, net of repayments	(106)	(71)
Purchases of premises and equipment	(390)	(15,452)
Purchases of software	(60)	(94)

Net Cash Provided by Investing Activities	54,053	20,406

Financing Activities:
Increase (decrease) in deposits	(6,144)	(12,916)
Repayment of borrowings	(19,367)	6,864
Distributions to noncontrolling interest	(297)	(251)
Proceeds from issuance of common stock	62	—
Excess tax benefits from share-based payment arrangements	58	94
Cash dividends paid	(1,907)	(3,074)

Net Cash Used by Financing Activities	(27,595)	(9,283)

Net Increase in Cash and Cash Equivalents	38,269	21,769
Cash and cash equivalents at beginning of period	37,830	63,806

Cash and cash equivalents at end of period	$76,099	$85,575

Supplemental Information:
Income taxes paid	$4,720	$4,555

Interest paid	$6,017	$10,937

Transfer of loans to other real estate owned	$3,518	$7,449

Cash dividends declared but not paid	$18	$36

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2009 and 2008
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity, except for changes in the presentation of shareholder’s equity in accordance with GAAP. The Company determined that the Company operates as a single operating segment. Operating results for the interim period ended September 30, 2009, are not necessarily indicative of the results anticipated for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810-10-65-1, Consolidation, formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements). This accounting standard established accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this accounting standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted this standard on January 1, 2009 and affected presentation and disclosure items retroactively. The adoption did not significantly impact the Company’s financial condition and results of operations.
Recently Issued Accounting Pronouncements
In January 2009, the FASB issued ASC Topic 325-40-65, Beneficial Interests in Securitized Financial Assets,, formerly FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This accounting standard also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in ASC Topic 320, Investments — Debt and Equity Securities, formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This accounting standard is            effective for the Company’s financial statements for the year beginning on January 1, 2009 and has been adopted prospectively. The adoption did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued ASC Topic 320-10-65-1, Recognition and Presentation of Other-Than-Temporary-Impairment, formerly FSP No.115-2. This accounting standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This accounting standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under certain circumstances, only the amount of the estimated credit loss on debt securities with other-than-temporary-impairment will be recorded through earnings while the remaining mark-to-market loss is recognized through other comprehensive income. This accounting standard is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued ASC Topic 820-10-65, Fair Value Measurements and Disclosures, formerly FSP No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not. The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. It is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption did not impact the Company’s financial condition and results of operations.
In April 2009, the FASB issued ASC Topic 825-10-65, Financial Instruments, formerly FSP No.107-1, Interim Disclosures About Fair Value of Financial Instruments. This accounting standard requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. The adoption did not impact the Company’s financial condition and results of operations.
In May 2009, the FASB issued ASC Topic 855, Subsequent Events, formerly SFAS 165, Subsequent Events. The objective of this accounting standard is to establish general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard is effective for the Company’s financial statements for interim and annual periods ending after June 15, 2009 and has been adopted prospectively. Management has reviewed events occurring through November 6, 2009, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets (“SFAS 166”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. This accounting standard addresses practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140 as well as concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the Company’s financial statements for interim and annual periods beginning after November 15, 2009 and must be adopted prospectively, and must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. Additionally, the disclosure provisions of this standard should be applied to transfers that occurred both before and after the effective date. The Company does not expect that adoption will impact its financial condition and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R) (as amended) (“SFAS 167”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. The FASB’s objective in issuing this accounting standard is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This accounting standard is effective for the Company’s financial statements for annual and interim periods beginning after November 15, 2009 and must be adopted prospectively. The Company does not expect that adoption will impact its financial condition and results of operations.
In June 2009, the FASB issued ASC Topic 105-10-65, Transition and Effective Date Information, FASB Codification, formerly SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (“Codification”) is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification now supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Board no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”). The Board will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. This accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and has been adopted prospectively. The adoption did not impact the Company’s financial condition and results of operations.
3. LENDING ACTIVITIES
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$249,171	37%	$293,173	41%	$277,782	39%
Construction/development	82,160	12%	100,441	14%	113,842	16%
Commercial real estate	298,828	44%	268,864	38%	263,812	37%
Home equity lines and other consumer	46,047	7%	51,357	7%	51,978	7%
Loans in process	691	0%	163	0%	481	0%
Unearned loan fees, net	(2,706)	0%	(2,712)	0%	(2,656)	0%

Total loans	$674,191	100%	$711,286	100%	$705,239	100%

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
The Company recorded a provision for loan losses in the amount of $1.4 million and $4.9 million, respectively, for the three and nine-month periods ending September 30, 2009 based upon its analysis of its loan portfolio as noted above.

The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$13,187	$13,519	$12,900	$11,735
Charge-offs:
Commercial	987	746	2,135	2,209
Construction/development	231	—	1,301	816
Commercial real estate	159	1,268	1,217	1,268
Home equity lines and other consumer	145	2	286	34

Total charge-offs	1,522	2,016	4,939	4,327
Recoveries:
Commercial	398	149	565	454
Construction/development	—	—	—	51
Commercial real estate	1	—	10	—
Home equity lines and other consumer	14	4	50	44

Total recoveries	413	153	625	549
Net, (recoveries) charge-offs	1,109	1,863	4,314	3,778
Provision for loan losses	1,374	2,000	4,866	5,699

Balance at end of period	$13,452	$13,656	$13,452	$13,656

Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). Fluctuations in these balances are discussed in the Management Discussion and Analysis section of this Form 10-Q. The following table sets forth information with respect to nonperforming assets:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Nonaccrual loans	$22,432	$20,593	$15,747
Accruing loans past due 90 days or more	2,625	5,411	4,953
Restructured loans	3,800	—	—

Total nonperforming loans	28,857	26,004	20,700
Other real estate owned	10,118	12,617	12,261

Total nonperforming assets	$38,975	$38,621	$32,961

Allowance for loan losses	$13,452	$12,900	$13,656

Nonperforming loans to loans	4.28%	3.66%	2.94%
Nonperforming assets to total assets	3.95%	3.84%	3.27%
Allowance to loans	2.00%	1.81%	1.94%
Allowance to nonperforming loans	47%	50%	66%

5. INVESTMENT SECURITIES
The carrying values and approximate fair values of investment securities at September 30, 2009 are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities available for sale U.S. Treasury	$500	$2	$—	$502
Government sponsored entities	112,078	1,365	—	113,443
Mortgage-backed securities	91	—	—	91
Corporate bonds	26,770	1,567	—	28,337

Total	$139,439	$2,934	$—	$142,373

Securities held to maturity Municipal securities	$9,896	$311	—	$10,207

Federal Home Loan Bank stock	$2,003	$—	$—	$2,003

The Company had no gross unrealized losses on available for sale securities at September 30, 2009. At December 31, 2008 and September 30, 2008 the Company had gross unrealized losses on available for sale securities of $448,000 and $391,000, respectively.

The amortized cost and fair values of debt securities at September 30, 2009, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(Dollars in thousands)
Government sponsored entities
Within 1 year	$19,999	$20,031	0.76%
1-5 years	85,232	86,369	2.69%
5-10 years	5,164	5,247	5.00%
Over 10 years	2,183	2,298	0.00%

Total	$112,578	$113,945	2.38%

Mortgage-backed securities
Within 1 year	$—	$—	0.00%
1-5 years	—	—	0.00%
5-10 years	91	91	4.57%
Over 10 years	—	—	0.00%

Total	$91	$91	4.57%

Corporate bonds
Within 1 year	$—	$—	0.00%
1-5 years	26,770	28,337	4.52%
5-10 years	—	—	0.00%
Over 10 years	—	—	0.00%

Total	$26,770	$28,337	4.52%

Municipal securities
Within 1 year	$3,510	$3,525	3.78%
1-5 years	4,533	4,709	3.94%
5-10 years	930	988	4.21%
Over 10 years	923	985	4.55%

Total	$9,896	$10,207	3.96%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2009 are as follows:

		Gross	Gross
	Proceeds	Gains	Losses
(Dollars in thousands)
Available-for-sale securities	$7,550	$220	$—
Held-to-maturity securities	$—	$—	$—

A summary of taxable interest income for the nine months ending September 30, 2009 on available for sale investment securities is as follows:

Taxable Interest
Income
(Dollars in thousands)
Government sponsored entities	$2,055
Other	1,002

Total	$3,057

The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2009, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the nine-month period ending September 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
6. GOODWILL AND OTHER INTANGIBLES
The Company performs goodwill impairment testing in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
7. OTHER OPERATING INCOME
The Company, through Northrim Capital Investments Co. (“NCIC”), a wholly-owned subsidiary of Northrim Bank, owns a 50.1% interest in Northrim Benefits Group, LLC (“NBG”). The Company consolidates the balance sheet and income statement of NBG into its financial statements and notes the noncontrolling interest in this subsidiary as a separate line item on its financial statements. In the three-month periods ending September 30, 2009 and 2008, the Company included employee benefit plan income from NBG of $469,000 and $398,000, respectively, in its Other Operating Income. The Company included employee benefit plan income from NBG of $1.3 million and $1.1 million, respectively, in its Other Operating Income in the nine-month periods ending September 30, 2009 and 2008.
The Company also owns a 24% interest in Residential Mortgage Holding Company, LLC (“RML Holding Company”) through NCIC. In the three-month period ending September 30, 2009, the Company’s earnings from RML Holding Company increased by $175,000 to $385,000 as compared to $210,000 for the three-month period ending September 30, 2008. In the nine-month period ending September 30, 2009, the Company’s earnings from RML Holding Company increased by $1.5 million to $2 million as compared to $516,000 for the nine-month period ending September 30, 2008.
The Company owns a 48% equity interest in Elliott Cove Capital Management LLC (“Elliott Cove”), an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a commitment amount of $750,000 and an outstanding balance of $647,000 as of September 30, 2009. The Company’s share of the loss from Elliott Cove for the third quarter of 2009 was $13,000, as compared to a loss of $17,000 in the third quarter of 2008. In the nine-month period ending September 30, 2009, the Company’s share of the loss from Elliott Cove was $106,000 as compared to a loss of $70,000 for the nine-month period ending September 30, 2008. The losses from Elliott Cove were offset by commissions that the Company receives for its sales of Elliott Cove investment products.

These commissions are accounted for as other operating income and totaled $42,000 in the third quarter of 2009 and $122,000 for the nine months ending September 30, 2009 as compared to $69,000 in the third quarter of 2008 and $265,000 for the nine months ending September 30, 2008. A portion of these commissions are paid to the Company’s employees and accounted for as salary expense. There were no commission payments in the nine months ending September 30, 2009. There were no commission payments in the third quarter of 2008 and $23,000 in commission payments in the nine-month period ending September 30, 2008.
The Company also owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”) through NISC. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. During the three-month period ending September 30, 2009, the Company’s earnings from PWA decreased by $29,000 to a loss of $13,000 as compared to earnings of $16,000 for the three-month period ending September 30, 2008. During the nine-month period ending September 30, 2009, the Company’s earnings from PWA decreased by $65,000 to a loss of $32,000 as compared to earnings of $32,000 for the nine-month period ending September 30, 2008.
8. DEPOSIT ACTIVITIES
Total deposits at September 30, 2009, December 31, 2008 and September 30, 2008 were $837.1 million, $843.3 million and $854.5 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2009, the Company had $160.4 million in certificates of deposit as compared to certificates of deposit of $173.4 million and $167.8 million, for the periods ending December 31, 2008 and September 30, 2008, respectively. At September 30, 2009, $125.7 million, or 78%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $144.7 million, or 83%, of total certificates of deposit, at December 31, 2008, and $141 million, or 84%, of total certificates of deposit at September 30, 2008.
9. STOCK INCENTIVE PLAN
The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at September 30, 2009 was 446,750, which includes 220,246 shares granted under the 2004 Plan leaving 63,298 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
The Company recognized expenses of $85,000 and $75,000 on the fair value of restricted stock units and $61,000 and $77,000 on the fair value of stock options for a total of $146,000 and $152,000 in stock-based compensation expense for the three-month periods ending September 30, 2009 and 2008, respectively. For the nine-month periods ending September 30, 2009 and 2008, the Company recognized expense of $263,000 and $226,000, respectively, on the fair value of restricted stock units and $182,000 and $230,000, respectively, on the fair value of stock options for a total of $445,000 and $456,000, respectively, in stock-based compensation expense.
Proceeds from the exercise of stock options for the three months ended September 30, 2009 and 2008 were $262,000 and $53,000, respectively. The Company withheld shares valued at $204,000 and $27,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month periods ending September 30, 2009 and 2008, respectively. The

Company recognized tax deductions of $51,000 and $4,000 related to the exercise of these stock options during the quarter ended September 30, 2009 and 2008, respectively.
Proceeds from the exercise of stock options for the nine months ended September 30, 2009 and 2008 were $334,000 and $285,000, respectively. The Company withheld shares valued at $276,000 and $314,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the nine-month periods ending September 30, 2009 and 2008, respectively. The Company recognized tax deductions of $58,000 and $94,000, respectively, related to the exercise of stock options during the nine-months ended September 30, 2009 and 2008, respectively. The Company recognized tax deductions of $41,000 during the nine months ended September 30, 2009. There were no restricted stock units that vested during the nine months ended September 30, 2008.
10. FAIR VALUE OF ASSETS AND LIABILITIES
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
Other real estate owned: Other real estate owned represents properties acquired through foreclosure or its equivalent. The fair value of other real estate owned is determined based on management’s estimate of the fair value of individual properties. Significant inputs into this estimate include independently prepared appraisals, recent sales data for similar properties, our assessment of current market conditions and estimated costs to complete projects. These valuation inputs generally result in a fair value measurement that is categorized as a Level 3 measurement, including when management determines that discounts on appraised values are required. When appraised values are not discounted, fair value measurements are categorized as Level 2 measurements.
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

Changes in assumptions could significantly affect the estimates. Estimated fair values as of September 30, 2009 are as follows:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and money market	$76,099	$76,099
Investment securities	151,340	154,582
Net loans	660,739	625,880
Purchased receivables	8,202	8,202
Accrued interest receivable	3,472	3,472

Financial liabilities:
Deposits	$837,108	$836,786
Accrued interest payable	448	448
Borrowings	10,739	10,014
Junior subordinated debentures	18,558	7,504

Unrecognized financial instruments:
Commitments to extend credit(a)	$170,807	$1,708
Standby letters of credit(a)	17,635	176

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.
The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$142,373	—	$142,373	—

Total	$142,373	—	$142,373	—

As of and for the nine months ending September 30, 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses
	(Dollars in thousands)
Loans measured for impairment[1]	$17,753	—	$6,143	$11,610	$(416)
Other real estate owned[2]	6,171	—	—	6,171	516

Total	$23,924	—	$6,143	$17,781	$100

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

[2]	Relates to certain impaired other real estate owned. This impairement arose from an adjustment to the company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.

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
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

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
Several new accounting pronouncements became effective for the Company on January 1, 2009. See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for further details.
SUMMARY OF THIRD QUARTER RESULTS
At September 30, 2009, the Company had assets of $985.7 million and gross loans of $674.2 million, decreases of 2% and 4%, respectively, as compared to the balances for these accounts at September 30, 2008. As compared to balances at December 31, 2008, total assets and total loans at September 30, 2009 decreased by 2% and 5%, respectively. The Company’s net income and diluted earnings per share for the three months ended September 30, 2009, were $1.9 million and $0.30, respectively, increases of 26% and 25%, respectively, as compared to the same period in 2008. For the quarter ended September 30, 2009, the Company’s net interest income increased by $646,000, or 6%, its provision for loan losses decreased by $626,000, or 31%, its other operating income increased $158,000, or 5%, and its other operating expenses increased by $972,000, or 10%, as compared to the third quarter a year ago.
RESULTS OF OPERATIONS
NET INCOME
Net income attributable to Northrim Bancorp for the quarter ended September 30, 2009, was $1.9 million or $0.30 per diluted share, increases of 26% and 25%, respectively, as compared to net income of $1.6 million and diluted earnings per share of $0.24, respectively, for the third quarter of 2008.
The increase in net income attributable to Northrim Bancorp for the three-month period ending September 30, 2009 as compared to the same period a year ago was the result of an increase in net interest income of $646,000, a decrease in the loan loss provision of $626,000 and an increase in other operating income of $158,000. These increases were partially offset by a $972,000 increase in other operating expenses and a $59,000 increase in the provision for income taxes for the three-month period ending September 30, 2009 as compared to the same period a year ago. The Other Operating Income, Other Operating Expense, Net Interest Income, Analysis of Allowance for Loan Losses and Loan Loss Provision and Income Taxes sections of Item 2 in this Form 10-Q discuss these changes further.
Net income attributable to Northrim Bancorp for the nine months ended September 30, 2009, was $5.8 million, or $0.90 per diluted share, increases of 13% and 15%, respectively, as compared to net income of $5.1 million and diluted earnings per diluted share of $0.78, respectively, for the same period in 2008.

The increase in net income attributable to Northrim Bancorp for the nine-month period ending September 30, 2009 as compared to the same period a year ago was the result of an increase in other operating income of $2.1 million, a decrease in the loan loss provision of $833,000, and a $29,000 decrease in the provision for income taxes. These changes were partially offset by a $2.1 million increase in other operating expenses and a $173,000 decrease in net interest income for the nine-month period ending September 30, 2009 as compared to the same period a year ago. The Other Operating Income, Other Operating Expense, Net Interest Income, Analysis of Allowance for Loan Losses and Loan Loss Provision and Income Taxes sections of Item 2 in this Form 10-Q discuss these changes further.
NET INTEREST INCOME
The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Both the Company’s loans and deposits consist largely of variable interest rate arrangements, with the result that as loans and deposits reprice, the Company can expect fluctuations in net interest income. Net interest income for the third quarter of 2009 increased $646,000 million, or 6%, to $11.7 million from $11.1 million in the third quarter of 2008 because of larger reductions in interest expense, accompanied by a smaller decrease in the yields on the Company’s interest-earning assets. Net interest income for the nine-month period ending September 30, 2009 decreased $173,000, or less than 1%, to $34.6 million from $34.8 million in the same period in 2008 due to a decrease in interest income, accompanied by a smaller decrease in interest expense. The following table compares average balances and rates for the quarters and nine-month periods ending September 30, 2009 and 2008:

	Three Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2009	2008	$	%	2009	2008	Change
	(Dollars in thousands)
Commercial	$252,224	$284,317	$(32,093)	-11%	7.22%	7.32%	-0.10%
Construction/development	83,199	118,832	(35,633)	-30%	8.63%	8.02%	0.61%
Commercial real estate	293,236	251,864	41,372	16%	6.82%	7.38%	-0.56%
Home equity lines and other consumer	46,655	51,874	(5,219)	-10%	6.73%	6.85%	-0.12%
Real estate loans for sale	411	—	411	NA	-13.32%	NA	NA
Other loans	(853)	(226)	(627)	277%

Total loans	674,872	706,661	(31,789)	-4%	7.19%	7.52%	-0.33%

Short-term investments	49,609	40,823	8,786	22%	0.24%	2.56%	-2.32%
Long-term investments	143,979	124,986	18,993	15%	3.23%	3.88%	-0.65%

Total investments	193,588	165,809	27,779	17%	2.45%	3.55%	-1.10%

Interest-earning assets	868,460	872,470	(4,010)	0%	6.13%	6.77%	-0.64%
Nonearning assets	104,378	115,804	(11,426)	-10%

Total	$972,838	$988,274	$(15,436)	-2%

Interest-bearing liabilities	$606,150	$649,004	$(42,854)	-7%	1.08%	2.12%	-1.04%
Demand deposits	247,647	224,290	23,357	10%
Other liabilities	9,346	9,865	(519)	-5%
Equity	109,695	105,115	4,580	4%

Total	$972,838	$988,274	$(15,436)	-2%

Net tax equivalent margin on earning assets					5.38%	5.10%	0.28%

	Nine Months Ended September 30,
					Average Yields/Costs
	Average Balances		Change		Tax Equivalent
	2009	2008	$	%	2009	2008	Change
	(Dollars in thousands)
Commercial	$269,926	$282,850	$(12,924)	-5%	7.01%	7.58%	-0.57%
Construction/development	87,644	125,248	(37,604)	-30%	7.91%	8.69%	-0.78%
Commercial real estate	281,828	247,150	34,678	14%	6.96%	7.57%	-0.61%
Consumer	48,439	51,660	(3,221)	-6%	6.79%	6.96%	-0.17%
Real estate loans for sale	6,310	—	6,310	NA	4.43%	NA	NA
Other loans	(1,359)	(995)	(364)	37%

Total loans	692,788	705,913	(13,125)	-2%	7.08%	7.77%	-0.69%

Short-term investments	37,192	41,959	(4,767)	-11%	0.43%	2.53%	-2.10%
Long-term investments	138,527	133,193	5,334	4%	3.40%	4.31%	-0.91%

Total investments	175,719	175,152	567	0%	2.78%	3.90%	-1.12%

Interest-earning assets	868,507	881,065	(12,558)	-1%	6.21%	7.00%	-0.79%
Nonearning assets	107,566	104,783	2,783	3%

Total	$976,073	$985,848	$(9,775)	-1%

Interest-bearing liabilities	$625,661	$664,546	$(38,885)	-6%	1.19%	2.22%	-1.03%
Demand deposits	233,261	207,551	25,710	12%
Other liabilities	8,994	9,929	(935)	-9%
Equity	108,157	103,822	4,335	4%

Total	$976,073	$985,848	$(9,775)	-1%

Net tax equivalent margin on earning assets					5.36%	5.31%	0.05%

Interest-earning assets averaged $868.5 million and $872.5 million for the three-month periods ending September 30, 2009 and 2008, respectively, a decrease of $4 million, or less than 1%. The tax equivalent yield on interest-earning assets averaged 6.13% and 6.77%, respectively, for the three-month periods ending September 30, 2009 and 2008, respectively, a decrease of 64 basis points. Interest-earning assets averaged $868.5 million and $881.1 million for the nine-month periods ending September 30, 2009 and 2008, respectively, a decrease of $12.6 million, or 1%. The tax equivalent yield on interest-earning assets averaged 6.21% and 7%, respectively, for the nine-month periods ending September 30, 2009 and 2008, respectively, a decrease of 79 basis points.
Average loans, the largest category of interest-earning assets, decreased by $31.8 million, or 4%, to an average of $674.9 million in the third quarter of 2009 from $706.7 million in the third quarter of 2008. During the nine-month period ending September 30, 2009, loans decreased by $13.1 million, or 2%, to an average of $692.8 million from an average of $705.9 million for the nine-month period ending September 30, 2008. Commercial, construction and home equity lines and other consumer loans decreased by $32.1 million, $35.6 million and $5.2 on average, respectively, between the third quarters of 2009 and 2008. Commercial real estate loans increased by $41.4 million on average between the third quarters of 2009 and 2008. During the nine-month period ending September 30, 2009, commercial, construction and home equity lines and other consumer loans decreased by $12.9 million, $37.6 million, and $3.2 million, respectively, on average as compared to the nine-month period ending September 30, 2008. Commercial real estate loans increased $34.7 million on average between the nine-month periods ending September 30, 2009 and September 30, 2008. Additionally, the Company had $6.3 million in real estate loans for sale on average in the nine month period ended September 30, 2009 and no real estate loans for sale during the same period in 2008. The decline in the loan portfolio resulted from a combination of refinance and loan payoff activity and a decrease in construction loan originations. The yield on the loan portfolio averaged 7.19% for the third quarter of 2009, a decrease of 33 basis points from 7.52% over the same quarter a year ago. During the nine-month period ending September 30, 2009, the yield on the loan portfolio averaged 7.08%, a decrease of 69 basis points from 7.77% over the same nine-month period in 2008. See the Loan and Lending Activities section for discussion about the Company’s expectations for future activity in the loan portfolio.
Average investments increased $27.8 million, or 17%, to $193.6 million for the third quarter of 2009 from $165.8 million in the third quarter of 2008. For the nine-month period ending September 30, 2009, average investments increased $567,000, or less than 1%, to $175.7 million from $175.2 million in the same period in 2008.
Interest-bearing liabilities averaged $606.2 million for the third quarter of 2009, a decrease of $42.9 million, or 7%, compared to $649 million for the same period in 2008. For the nine-month period ending September 30, 2009, interest-bearing liabilities averaged $625.7 million, a decrease of $38.9 million, or 6%, compared to $664.5 million for the same period in 2008. The average cost of interest-bearing liabilities decreased 104 basis points to 1.08% for the third quarter of 2009 compared to 2.12% for the third quarter of 2008. The average cost of interest-bearing liabilities decreased 103 basis points to 1.19% for the nine-month period ending September 30, 2009 as compared to 2.22% for the same period in 2008. The decrease in the average cost of funds in 2009 as compared to 2008 is largely due to the interest rate cuts by the Federal Reserve that were made throughout 2008. As a result, many other interest rates declined during the year, which contributed to a decline in deposit rates.
The Company’s net interest income as a percentage of average interest-earning assets (net tax-equivalent margin) was 5.38% and 5.36%, respectively, for the three and nine-month periods ending September 30, 2009 as compared to 5.10% and 5.31% for the same periods in 2008. The decrease in funding costs coupled with smaller decreases in the yields on its earning assets for both the three and nine-month periods ending September 30, 2009 resulted in an increase in net tax-equivalent margin.

OTHER OPERATING INCOME
The following table breaks out the components of and changes in Other Operating Income between the three and nine-month periods ending September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Chg	% Chg	2009	2008	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Service charges on deposit accounts	$791	$841	$(50)	-6%	$2,269	$2,591	$(322)	-12%
Purchased receivable income	474	712	(238)	-33%	1,706	1,763	(57)	-3%
Employee benefit plan income	469	398	71	18%	1,282	1,057	225	21%
Electronic banking fees	463	343	120	35%	1,124	881	243	28%
Equity in earnings from mortgage affiliate	385	210	175	83%	1,997	516	1,481	287%
Rental income	206	213	(7)	-3%	620	240	380	158%
Merchant credit card transaction fees	152	134	18	13%	305	351	(46)	-13%
Loan servicing fees	89	105	(16)	-15%	387	355	32	9%
Equity in loss from Elliott Cove	(13)	(17)	4	-24%	(106)	(70)	(36)	51%
Gain on sale of securities available for sale, ne	t 24	46	(22)	-48%	220	146	74	51%
Gain on sale of other real estate owned, net	201	13	188	1446%	424	(5)	429	-8580%
Other income	119	204	(85)	-42%	364	650	(286)	-44%

Total	$3,360	$3,202	$158	5%	$10,5	92 $8,475	$2,117	25%

Total other operating income for the third quarter of 2009 was $3.4 million, an increase of $158,000 from $3.2 million in the third quarter of 2008. Total other operating income for the nine months ending September 30, 2009 was $10.6 million, an increase of $2.1 million from $8.5 million in the same period in 2008. The increase in total other operating income was due primarily to increases in income from our equity in earnings from our mortgage affiliate and gain on the sales of other real estate owned.
Service charges on the Company’s deposit accounts decreased by $50,000 and $322,000, respectively, or 6% and 12%, to $791,000 and $2.3 million for the three and nine-month periods ending September 30, 2009, as compared to $841,000 and $2.6 million for the same periods in 2008. The decrease in service charges was primarily the result of a decrease in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed during the three and nine-month periods ending September 30, 2009.
Income from the Company’s purchased receivable products decreased by $238,000, or 33%, to $474,000 for the three-month period ending September 30, 2009 as compared to $712,000 for the same period ending in September 30, 2008. Income from the Company’s purchased receivable products decreased by $57,000, or 3%, to $1.7 million for the nine-month period ending September 30, 2009 as compared to $1.8 million for the same period in 2008. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company expects the income level from this product to fluctuate as the Company adds new customers while some of its existing customers will move into different products to meet their working capital needs. For example, at the end of the three-month period ending March 31, 2009, one of the Company’s purchased receivable customers sold a portion of its business and used those proceeds to repay its purchased receivable balance which accounted for a most of the decrease in purchased receivable revenues for the three and nine-month periods ending September 30, 2009 as compared to revenues for the same periods in 2008.
Employee benefit plan income from NBG was $469,000 and $1.3 million, respectively, for the three and nine-month periods ending September 30, 2009 as compared to $398,000 and $1.1 million for the same periods in 2008 for increases of $71,000 and $225,000, respectively, or 18% and 21%. This increase in employee benefit plan income is a reflection of NBG’s ability to provide additional products and services to an increasing client base.
The Company’s electronic banking revenue increased by $120,000 and $243,000, respectively, or 35% and 28%, for the three and nine-month periods ending September 30, 2009 to $463,000 and $1.1 million from $343,000 and $881,000 at September 30, 2008. These increases resulted from additional fees collected from increased point-of-sale and ATM transactions. The point-of-sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the high performance checking (“HPC”) product and overall continued increased usage of point-of-sale transactions by the entire customer base.
The Company’s share of the earnings from its 24% interest in its mortgage affiliate, RML, increased by $175,000 and $1.5 million, respectively, to $385,000 and $2 million during the three and nine-month periods ending September 30, 2009 as compared to $210,000 and $516,000 in the same periods in 2008. The increase in earnings resulted from increased refinance activity that began in the fourth quarter of 2008 and continued through the third quarter of 2009. The Company expects that the level of mortgage refinance activity will decrease in the fourth quarter in 2009, which will result in the Company receiving a lower level of earnings from its interest in RML.
Rental income decreased by $7,000 and increased by $380,000, respectively, or 3% and 158%, to $206,000 and $620,000 for the three and nine-month periods ending September 30, 2009 from $213,000 and $240,000 for the same periods in 2008. The Company purchased its main office facility through NBL in July 2008. The Company leases approximately 40% of the building to other companies and earned $189,000 and $567,000, respectively, from these leases in the three and nine-month periods ending September 30, 2009.
Merchant credit card transaction fees increased by $18,000 and decreased by $46,000, respectively, or 13% each, to $152,000 and $305,000 for the three and nine-month periods ending September 30, 2009 from $134,000 and $351,000 for the same periods in 2008. This decrease for the nine-month period ending September 30, 2009 as compared to the same period in 2008 resulted from both a decrease in the number of transactions processed by merchants and a decrease in average transaction fees due to competitive pressures.
Loan servicing fees decreased by $16,000 and increased by $32,000, respectively, or 15% and 9%, respectively, to $89,000 and $387,000 for the three and nine-month periods ending September 30, 2009 from $105,000 and $355,000 for the same periods in 2008. The increase for the nine-month period ending September 30, 2009 as compared to the same period in 2008 was the result of fees on real estate loans that have been sold. There were no fees on real estate loans sold in the third quarter of 2009 or 2008. The decrease in loan servicing fees for the third quarter of 2009 as compared to the same period in 2008 was primarily due to decreases in late fees on real estate and construction loans.
The Company’s share of losses from its 48% interest in Elliott Cove decreased by $4,000 and increased by $36,000, respectively, or 24% and 51%, respectively, to losses of $13,000 and $106,000 for the three and nine-month periods ending September 30, 2009 from losses of $17,000 and $70,000 for the same periods in 2008. The increased losses from Elliott Cove resulted from a decrease in Elliott Cove’s revenues that was caused by a decrease in its assets under management for the nine-month periods ending September 30, 2009. In contrast, in the three-month period ending September 30, 2009, the loss from Elliott Cove decreased as its revenues increased due to an increase in its assets under management.
Gain on sale of securities available for sale decreased by $22,000, or 48%, and increased by $74,000, or 51%, respectively, for the three and nine-month periods ending September 30, 2009 as compared to the same periods in 2008. The Company sold one security in the third quarter of 2009 and three securities in the nine-month period ending September 30, 2009. The Company sold three securities in the third quarter of 2008 and four securities in the nine-month period ending September 30, 2008.
The Company recognized $201,000 and $424,000, respectively, in net gains on the sale of other real estate owned in the three and nine-month periods ending September 30, 2009. During the third quarter of 2009, the Company sold five condominium units, five residential lots, three single family residences and two commercial properties. In addition to these properties, the Company also sold ten condominiums, eleven residential lots and six single family residences in the six-month period ending June 30, 2009, with most of the property located in the greater Anchorage area. The Company recognized $13,000 in net gains and $5,000 in net losses, respectively, on the sale of other real estate owned in the three and nine-month periods ending September 30, 2008. During the third quarter of 2008, the Company sold one single family residence, one condominium and two residential lots. In addition to these properties, the Company also sold one residential lot in the six-month period ending June 30, 2008.

Other income decreased by $85,000 and $286,000, respectively, or 42% and 44%, during the three and nine-month periods ending September 30, 2009 to $119,000 and $364,000 from $204,000 and $650,000 in the same periods in 2008. These decreases were primarily the result of decreases in the Company’s commissions from the sale of Elliott Cove products as well as losses incurred by the Company’s affiliate PWA. Additionally, the Company received $56,000 in proceeds in the first quarter of 2008 for the mandatory partial redemption of the Company’s Class B common stock in VISA Inc.
EXPENSES
Other Operating Expense
The following table breaks out the components of and changes in Other Operating Expense between the three and nine-month periods ending September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Chg	% Chg	2009	2008	$ Chg	% Chg
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,730	$5,135	$595	12%	$16,889	$15,978	$911	6%
Occupancy	977	875	102	12%	2,789	2,538	251	10%
Prepayment penalty on long term debt	718	—	718	NA	718	—	718	NA
Insurance expense	502	491	11	2%	2,266	1,085	1,181	109%
Professional and outside services	374	411	(37)	-9%	1,061	1,143	(82)	-7%
Marketing	317	391	(74)	-19%	951	1,172	(221)	-19%
OREO expense, including impairment	304	395	(91)	-23%	1,148	1,530	(382)	-25%
Equipment, net	286	316	(30)	-9%	887	903	(16)	-2%
Intangible asset amortization	82	89	(7)	-8%	247	265	(18)	-7%
Purchased receivable losses	16	—	16	N/A	—	(13)	13	-100%
Other expense	1,561	1,792	(231)	-13%	4,963	5,177	(214)	-4%

Total	$10,867	$9,895	$972	10%	$31,919	$29,778	$2,141	7%
					-
Total other operating expense for the third quarter of 2009 was $10.9 million, an increase of $972,000 from $9.9 million in the third quarter of 2008. This increase in total other operating expense was primarily due to a prepayment penalty on long term debt and increased salary and benefits costs. Total other operating expense for the nine month period ended September 30, 2009 was $31.9 million, an increase of $2.1 million from $29.8 million in the same period in 2008. This increase in total other operating expense was primarily due to increases in insurance expense, salary and benefit costs and the prepayment penalty. These increases were partially offset by decreases in expenses related to the Company’s OREO properties and marketing expenses.
Salaries and benefits increased by $595,000 and $911,000, respectively, or 12% and 6%, for the three and nine-month periods ending September 30, 2009 as compared to the same periods a year ago due primarily to increased salaries and group medical costs.
Occupancy expense increased by $102,000 and $251,000, respectively, or 12% and 10%, for the three and nine-month periods ending September 30, 2009 as compared to the same periods in 2008. The increase for the third quarter of 2009 as compared to the same period last year was primarily due to increased repair and maintenance costs and increased utility costs. The increase for the nine months ended September 30, 2009 as compared to the same period in 2008 is due to the Company’s acquisition of its main office facility for $12.9 million on July 1, 2008.
The Company incurred a prepayment penalty of $718,000 when it paid off two long term borrowings from the Federal Home Loan Bank of Seattle totaling $9.9 million in September of 2009. There were no early payoffs of borrowings in 2008. See the Borrowings section for further discussion of the payoff in 2009.

Insurance expense increased by $11,000 and $1.2 million, respectively, or 2% and 109%, to $502,000 and $2.3 million for the three and nine-month periods ending September 30, 2009 from $491,000 and $1.1 million in the same periods in 2008. FDIC insurance expense increased by $278,000 and $1.5 million for the three and nine-month periods ending September 30, 2009 as compared to the same periods in 2008 due to changes in the assessment of FDIC insurance premiums. In addition to this increase, the FDIC made a special assessment on all FDIC insured financial institutions in the second quarter of 2009 that was in addition to the regular quarterly assessments for deposit insurance. This special assessment was designed to add reserves to the FDIC insurance fund and totaled $431,000 for the Company. The FDIC has indicated that it may make another special assessment in a similar amount later in 2009 depending upon the status of the FDIC insurance fund. These increases in FDIC insurance premiums were partially offset by decreases in insurance expense attributable to increases in the cash surrender value of assets held under the Company’s Keyman insurance policies during the nine-month period ending September 30, 2009. The decreases in Keyman insurance completely offset the increased FDIC insurance costs during the three-month period ending September 30, 2009.
Professional and outside services decreased by $37,000 and $82,000, or 9% and 7%, for the three and nine-month periods ending September 30, 2009 as compared to the same periods a year ago. The decrease for the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to decreases in consulting and accounting fees $26,000 and $21,000, respectively. The decrease for the nine months ending September 30, 2009 as compared to the same period in 2008 was due to decreases in consulting fees and other outside services of $141,000 and $73,000, respectively. These decreases were partially offset by an increase in accounting fees of $78,000. The decreases in consulting fees were primarily due to the fact that in 2008, the Company paid fees to former Alaska First employees for services rendered to facilitate the transition of Alaska First operations to the Company. No fees were paid to former Alaska First employees in 2009. The decreases in other outside services are primarily due to decreases in fees paid for out-sourced internal audit services. The offsetting increase in accounting fees resulted from fees paid to consultants for analysis of the Company’s goodwill in accordance with GAAP for the year ended December 31, 2008 and the quarter ended March 31, 2009. See further discussion at Note 3, “Goodwill and Other Intangibles”.
Marketing expenses decreased by $74,000 and $221,000, respectively, or 19% each, for the three and nine-month periods ending September 30, 2009 as compared to the same periods a year ago primarily due to decreased HPC promotion costs and charitable contributions. While we expect decreased marketing costs related to the Company’s HPC consumer and business products in 2009, we still expect the Bank to increase its deposit accounts and balances as it continues to utilize the HPC Program over the next year. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the marketing costs associated with the HPC Program.
OREO expenses decreased by $91,000 and $382,000 to $304,000 and $1.1 million, respectively, or 23% and 25%, for the three and nine-month periods ending September 30, 2009 from $395,000 and $1.5 million in the same periods in 2008. Impairment charges that arose from adjustments to the Company’s estimate of the fair value of certain properties decreased by $64,000 and $546,000, respectively, for the three and nine-month periods ending September 30, 2009 as compared to the same periods in 2008. These decreases were partially offset by increases in property management costs that arose from increased average balances of properties under management in both the three and nine-month periods ending September 30, 2009. For the remainder of 2009, the Company expects to incur lower overall OREO expenses due in large part to lower expected impairment charges on its OREO properties. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce the total of its loans measured for impairment and OREO by 5% from September 30, 2009 levels.
Other expense decreased by $231,000 and $214,000, or 13% and 4%, for the three and nine-month periods ending September 30, 2009 as compared to the same periods in 2008. The primary reason for the decreases in other expense for both periods was decreases in expenses related to the payment of costs for taxes, insurance, and other loan collateral expenses associated with the loan collection process.

Income Taxes
The provision for income taxes increased by $59,000 in the third quarter of 2009 as compared to the same period in 2008 primarily due to increased pre-tax income. This increase in the provision for income taxes was partially offset by increased tax exempt interest income on investments and decreased nondeductible market losses on the Company’s Keyman insurance policies relative to the level of taxable income for the period. The provision for income taxes decreased by $29,000 for the nine months ending September 30, 2009 as compared to the same period in 2008 due to increased tax exempt interest income on investments and decreased nondeductible market losses on the Company’s Keyman insurance policies relative to the level of taxable income. This decrease was partially offset by increased pre-tax income.
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
Loans are the highest yielding component of our earning assets. Loans comprised 78% of total average earning assets for the quarter ending September 30, 2009, compared to 81% of total average earning assets for the quarter ending September 30, 2008. The yield on loans averaged 7.19% for the quarter ending September 30, 2009, compared to 7.52% during the same period in 2008. See the Net Interest Income section for further discussion of average balances and yields for the three and nine-month periods ending September 30, 2009 and 2008.
The loan portfolio decreased by $37.1 million, or 5%, to $674.2 at September 30, 2009 from $705.2 million at September 30, 2008. Commercial loans decreased $28.6 million, or 10%, construction loans decreased $31.7 million, or 28%, home equity lines and other consumer loans decreased $5.9 million, or 11%, and commercial real estate loans increased $35 million, or 13% at September 30, 2009 from September 30, 2008. In addition, commercial loans decreased $44 million, or 15%, construction loans decreased $18.3 million, or 18%, home equity lines and other consumer loans decreased $5.3 million, or 10%, and commercial real estate loans increased $30 million, or 11%, at September 30, 2009 from December 31, 2008. The decline in the loan portfolio resulted from a combination of transfers to OREO of $3.5 million and $6 million in the nine and twelve-month periods ending September 30, 2009, refinance and loan payoff activity, and a decrease in construction loan originations. We expect the loan portfolio to increase slightly in the future with moderate growth in commercial real estate and commercial loans. We expect decreases in construction loans, due to lower residential construction activity, and also in home equity lines and other consumer loans as more of these types of loans are paid off due to the increase in mortgage refinance activity that has resulted from the declines in long term mortgage rates that began late in the fourth quarter of 2008. Residential construction activity in Anchorage, the Company’s largest market, is expected to continue to decline through 2009 due to a decline in available building lots and sales activity. While the Company believes it has offset a portion of this effect by acquiring additional residential construction customers, it expects that the sales activity levels in the real estate markets in Anchorage, the Matanuska-Susitna Valley, and the Fairbanks areas will continue to decrease from the prior year and lead to an overall decline in its construction loans. In addition, management intends to continue to aggressively reduce its loans measured for impairment and OREO, much of which is secured by residential construction and land development loans, which should lead to further decreases in construction loan balances.
Loan Portfolio Composition: At September 30, 2009, 35% of the portfolio was scheduled to mature over the next 12 months, and 28% was scheduled to mature between July 1, 2010, and September 30, 2014.

Future growth in loans is generally dependent on new loan demand and deposit growth, and is constrained by the Company’s policy of being “well-capitalized.” In addition, the fact that 35% of the loan portfolio is scheduled to mature in the next 12 months poses an added risk to the Company’s efforts to increase its loan totals as it attempts to renew or replace these maturing loans.
The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$249,171	37%	$293,173	41%	$277,782	39%
Construction/development	82,160	12%	100,441	14%	113,842	16%
Commercial real estate	298,828	44%	268,864	38%	263,812	37%
Home equity lines and other consumer	46,047	7%	51,357	7%	51,978	7%
Loans in process	691	0%	163	0%	481	0%
Unearned loan fees, net	(2,706)	0%	(2,712)	0%	(2,656)	0%

Total loans	$674,191	100%	$711,286	100%	$705,239	100%

During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML Holding Company, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. The Company purchased and sold $75.1 million and recognized $64,000 in fee income related to these transactions in the nine-month period ending September 30, 2009. There were no loans held for sale as of September 30, 2009, but the Company may resume this program in the future.
Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and OREO. The following table sets forth information with respect to nonperforming assets:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Nonaccrual loans	$22,432	$20,593	$15,747
Accruing loans past due 90 days or more	2,625	5,411	4,953
Restructured loans	3,800	—	—

Total nonperforming loans	28,857	26,004	20,700
Other real estate owned	10,118	12,617	12,261

Total nonperforming assets	$38,975	$38,621	$32,961

Allowance for loan losses	$13,452	$12,900	$13,656

Nonperforming loans to loans	4.28%	3.66%	2.94%
Nonperforming assets to total assets	3.95%	3.84%	3.27%
Allowance to loans	2.00%	1.81%	1.94%
Allowance to nonperforming loans	47%	50%	66%
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
Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur and the interest can be collected. The Company had restructured loans of $3.8 million at September 30, 2009, which represents the balance of a troubled debt restructuring of a $4.6 million loan. The borrower is current with payments and the loan is at current market rates. If the borrower remains current on this loan, then we expect that it will be taken out of the troubled debt restructured classification in the first quarter of 2010 and total nonperforming loans will be reduced by $3.8 million at that time. There were no restructured loans at December 31, 2008 or September 30, 2008.
Total nonperforming loans at September 30, 2009, were $28.9 million, or 4.28%, of total loans, an increase of $2.9 million from $26.0 million at December 31, 2008, and an increase of $8.2 million from $20.7 million at September 30, 2008. The increase in the nonperforming loans at September 30, 2009 from the end of 2008 was primarily due to the increase in restructured loans. Additionally, there were $15 million in new nonaccrual loans in the nine-month period ending September 30, 2009 including one $9 million residential condominium project. These increases were partially offset by payoffs and pay downs on loans classified as nonaccrual at December 31, 2008. Accruing loans 90 days or more past due at September 30, 2009 decreased to $2.6 million from $5.4 million at December 31, 2008 and $5.0 million at September 30, 2008, primarily from the payoff of one residential land development loan. The Company plans to continue to devote resources to resolve its nonperforming loans, and it continues to write down assets to their estimated fair value when they are in a nonperforming status, which is accounted for in the Company’s analysis of impaired loans and its Allowance.
The increase in nonperforming loans between September 30, 2008 and September 30, 2009 in general was caused by an increase in nonperforming residential construction and land development loans which have increased due to several factors. First, there has been a slowdown in the residential real estate sales cycle in the Company’s major markets that has been caused in part by more restrictive mortgage lending standards that has decreased the number of eligible purchasers for residential properties. In addition, there has been a decrease in new construction activity. As a result, inventory levels have remained approximately constant over the last year. Second, the slowdown in the sales cycle and the decrease in new construction have led to slower absorption of residential lots. Third, a number of the Company’s residential construction and land development borrowers have been unable to profitably operate in this slower real estate market. As noted above, as a result of the slower residential real estate market, the Company expects that its level of lending in this sector will decrease which will lead to a lower level of earnings from this portion of its loan portfolio.
Impaired Loans: Impaired loans are loans which are currently evaluated for specific impairment in the Company’s allowance for loan loss analysis and may include both performing and nonperforming loans. At September 30, 2009, December 31, 2008, and September 30, 2008, the Company had impaired loans of $52.6 million, $79.7 million, and $87.0 million, respectively. A specific allowance of $2.2 million, $3.2 million, and $4.4 million, respectively, was established for these loans for the periods noted. The decrease in impaired loans at September 30, 2009, as compared to December 31, 2008, resulted mainly from payoffs, pay-downs, and charge-offs on impaired loans in the areas of commercial real estate, land development, commercial loans, and residential construction projects. Additionally, the Company transferred twenty five residential lots in two different developments, three condominiums and three single family residences to OREO in the nine months ended September 30, 2009. Lastly, one $3.8 million commercial loan was restructured in the third quarter of 2009 and removed from impaired loans. These decreases were partially offset by the addition of three land development projects, one commercial real estate property, two commercial properties, and one residential construction project. The decrease in impaired loans at December 31, 2008, as compared to September 30, 2008, resulted primarily from pay-downs on two land development projects, one commercial loan and one residential construction project and the transfer of one condominium and one single family residence to OREO in the three months ended December 31, 2008. These decreases were partially offset by the addition of one land development project, one commercial loan and one residential construction project that were not included in impaired loans at September 30, 2008.

Potential Problem Loans: Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans at the end of the applicable period, about which the Company has developed doubts as to the borrower’s ability to comply with present repayment terms and which may later be included in nonaccrual, past due, restructured loans or impaired loans. At September 30, 2009 the Company had $6.5 million in potential problem loans, as compared to $26.2 million at September 30, 2008. This decrease is mainly the result of the reclassification of one $10.1 million residential condominium development to nonperforming status and payoffs on one $3.3 million land development loan and one $4.6 million commercial loan. At December 31, 2008, the Company had potential problem loans of $21.6 million. The decrease from December 31, 2008 to September 30, 2009 is primarily the result of the reclassification of the same $10.1 million residential condominium development to nonperforming status, payoff of the same $3.3 million land development loan and the reclassification of three condominiums totaling $2.6 million to OREO in the nine-month period ending September 30, 2009. Two of these condominiums were sold in the second quarter of 2009.
Other real estate owned: OREO valuation is a critical accounting policy of the Company. The carrying value of OREO property is adjusted to the fair value, less cost to sell, of the real estate by an adjustment to the allowance for loan loss prior to foreclosure. Any subsequent reduction in the carrying value at acquisition is charged against earnings. Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties.
OREO decreased by $2.5 million to $10.1 million at September 30, 2009 from $12.6 million at December 31, 2008. This decrease was primarily the result of the sale of thirteen condominiums, eight residential lots, and seven single family residences that were held at December 31, 2008 and sold in the nine month period ended September 30, 2009. Proceeds on these sales totaled $5.5 million and resulted in net $320,000 in gains. The Company also sold two condominiums, seven residential lots, and two single family residences in the nine-month period ending September 30, 2009 that were acquired subsequent to December 31, 2008. Total proceeds and net gain on sales of OREO property in the nine-month period ending September 30, 2009 were $7.5 million and $424,000, respectively. Additionally, the Company recorded impairment charges on OREO of $516,000 in the nine months ended September 30, 2009. The decreases in OREO due to sales and impairment charges were partially offset by the transfer of $3.5 million in new OREO properties that consisted of forty residential lots, three condominiums, two single family residences and two commercial properties in the nine months ended September 30, 2009. Additionally, the Company expended $1.5 million in capital costs for OREO projects in the nine months ended September 30, 2009.
OREO increased by $356,000 from September 30, 2008 to December 31, 2008. This increase was primarily the net result of the addition of one single family residence, one commercial lot, one condominium and two multi-family residences. Additionally, the Company expended $289,000 in capital costs for OREO projects in the three months ended December 31, 2008. These increases were partially offset by the sale of five single family residences, one condominium, and one residential lot for proceeds of $1.9 million in the three-month period ending December 31, 2008. The Company recognized net gains on the sales of these properties of $49,000 in the three months ended December 31, 2008.
At September 30, 2009, the OREO portfolio consists of a $2.5 million, 3-story condominium project, a $1.3 million lot development project adjacent to a $3.1 million, townhome-style condominium project, a $1.2 million single-family housing development project, one condominium unit valued at $778,000, several residential lots valued at $663,000, one commercial building totaling $498,000, and three other residential properties totaling approximately $156,000.
Management is aggressively attempting to reduce the outstanding loans measured for impairment and OREO. Although we cannot guarantee that we will be successful, by December 31, 2009, the Company intends to reduce its loans measured for impairment and OREO by 5% from September 30, 2009 levels.

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
We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact that adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At September 30, 2009, in the event that one percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $324,000.

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
The Allowance was $13.5 million, or 2%, of total loans outstanding, at September 30, 2009, compared to $13.7 million, or 1.94%, of total loans at September 30, 2008 and $12.9 million, or 1.81% of loans, at December 31, 2008. The Company slightly increased its Allowance as a percentage of its total loans outstanding between September 30, 2008 and September 30, 2009 to cover losses inherent but not yet identified in the loan portfolio due to current economic conditions and other qualitative factors. The Allowance represented 47% of nonperforming loans at September 30, 2009, as compared to 66% of nonperforming loans at September 30, 2008 and 50% of nonperforming loans at December 31, 2008.

The Company recorded a provision for loan losses in the amount of $1.4 million for the three-month period ending September 30, 2009. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$13,187	$13,519	$12,900	$11,735
Charge-offs:
Commercial	987	746	2,135	2,209
Construction/development	231	—	1,301	816
Commercial real estate	159	1,268	1,217	1,268
Home equity lines and other consumer	145	2	286	34

Total charge-offs	1,522	2,016	4,939	4,327
Recoveries:
Commercial	398	149	565	454
Construction/development	—	—	—	51
Commercial real estate	1	—	10	—
Home equity lines and other consumer	14	4	50	44

Total recoveries	413	153	625	549
Net, (recoveries) charge-offs	1,109	1,863	4,314	3,778
Provision for loan losses	1,374	2,000	4,866	5,699

Balance at end of period	$13,452	$13,656	$13,452	$13,656

The provision for loan losses for the three and nine-month periods ending September 30, 2009 was $1.4 million and $4.9 million as compared to a provision for loan losses of $2 million and $5.7 million for the three and nine-month periods ending September 30, 2008. During the three-month period ending September 30, 2009, there were $1.1 million in net loan charge-offs as compared to $1.9 million of net loan charge-offs for the same period in 2008. During the nine-month period ending September 30, 2009, there were $4.3 million in net loan charge-offs as compared to $3.8 million of net loan charge-offs for the same period in 2008. Loan charge-offs during the three and nine-month periods ending September 30, 2009 were $1.5 million and $4.9 million, respectively, as compared to $2 million and $4.3 million in the same periods in 2008.
Although the ratio of the Company’s Allowance to its nonperforming loans decreased from 66% and 50% at September 30, 2008 and December 31, 2008, respectively, to 47% at September 30, 2009, during this same time period the specific allowance that the Company establishes for its impaired loans decreased from $4.4 million and $3.2 million at September 30, 2008 and December 31, 2008, respectively, to $2.2 million at September 30, 2009. In addition, the Company’s loans measured for impairment also decreased from $87 million and $79.7 million to $52.6 million during these same time periods. Based on its review of these facts, the performance of the loan portfolio and the various methods it uses to analyze its Allowance, management believes that at September 30, 2009 the Allowance was adequate to cover losses in the loan portfolio at the balance sheet date.
Investment Securities
Investment securities, which include Federal Home Loan Bank (“FHLB”) stock, totaled $154.3 million at September 30, 2009, an increase of $1.8 million, or 1%, from $152.4 million at December 31, 2008, and an increase of $38 million, or 33%, from $116.3 million at September 30, 2008. The increase in investments from September 30, 2008 to September 30, 2009 was primarily due to the reinvestment of the proceeds from loan payoffs into security investments.
Investment securities designated as available for sale comprised 92% of the investment portfolio at September 30, 2009 and December 31, 2008, and 88% at September 30, 2008, and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At September 30, 2009, $52.1 million in securities, or 34%, of the investment portfolio was pledged, as compared to $67.4 million, or 44%, at December 31, 2008, and

$66.3 million, or 57%, at September 30, 2008. The changes in pledged securities are due to the fact that as of September 30, 2009, December 31, 2008 and September 30, 2008, the Company had pledged $36.6 million, $47.0 million and $46.4 million, respectively, to collateralize Alaska Permanent Fund certificates of deposit.
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
The Company has recorded $6.9 million and $2.1 million of goodwill related to the acquisition of branches from Bank of America in 1999 and the acquisition of Alaska First Bank & Trust, N.A. in 2007, respectively. The Company reviews goodwill for impairment in accordance with GAAP at least annually or if an event occurs or circumstances change that reduce the fair value of the reporting unit below its carrying value. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We concluded that there was no indication of impairment in the first step of the impairment test at September 30, 2009, and accordingly, the Company did not perform the second step. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2009 for goodwill impairment, if, for example, our stock price declines further and trades at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
LIABILITIES
Deposits
General: Deposits are the Company’s primary source of funds. Total deposits decreased $6.1 million to $837.1 million at September 30, 2009, from $843.3 million at December 31, 2008, and decreased $17.4 million from $854.5 million at September 30, 2008. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. As mentioned earlier, as the Bank continues to market its HPC products, the Company expects increases in the number of deposit accounts and the balances associated with them. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2009, December 31, 2008 or September 30, 2008.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at September 30, 2009, was $108 million, a decrease of $44,000 as compared to the balance of $108.1 million at December 31, 2008 and a decrease of $7 million from a balance of $115 million at September 30, 2008. The Company expects the total balance of the Alaska CD in 2009 to continue to be at lower levels as compared to 2008 as customers move into higher yielding accounts such as term certificates of deposit.
Alaska Permanent Fund Deposits: The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit. At September 30, 2009, the Company held $35.3 million in certificates of deposit for the Alaska Permanent Fund. In contrast, at December 31, 2008 and September 30, 2008, the Company held $45 million and $45 million, respectively, in certificates of deposit for the Alaska Permanent Fund.
Borrowings
A portion of the Company’s borrowings were from the FHLB. Advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At September 30, 2009, the Company’s maximum borrowing line from the FHLB was $118 million, approximately 12% of the Company’s assets. At September 30, 2009, the Company had no outstanding balances on the borrowing line. At December 31, 2008 and September 30, 2008 there were outstanding balances on the borrowing line of $11.0 million and $11.3 million, respectively, and there were no additional monies committed to secure public deposits. The decrease in the outstanding balance of the line at September 30, 2009 as compared to December 31, 2008 and September 30, 2008 was the result of the early pay off of the advances in September 2009. The advances had an average remaining life of over 8 years. A resulting $718,000 prepayment penalty reduced earnings per share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per share in 2010 and additional amounts in future years.
The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At September 30, 2009, December 31, 2008 and September 30, 2008, the outstanding balance on this loan was $4.9 million, $5.0 million and $5.1 million, respectively. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of September 30, 2009.
In addition to the borrowings from the FHLB and for the building, the Company had $5.8 million in other borrowings outstanding at September 30, 2009, as compared to $14.1 million and $7.2 million, respectively, in other borrowings outstanding at December 31, 2008 and September 30, 2008. Other borrowings at September 30, 2009 and 2008 consist of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits. Other borrowings as of December 31, 2008 consisted of security repurchase arrangements, short-term borrowings from the Federal Reserve Bank for payroll tax deposits, and overnight borrowings from correspondent banks.
Other Short-term Borrowings: At September 30, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Off-Balance Sheet Items — Commitments/Letters of Credit: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2009 and December 31, 2008, the Company’s commitments to extend credit and to provide letters of credit amounted to $188.4 million and $180 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $76.1 million of cash and cash equivalents and $90.2 million in unpledged available-for-sale securities held at September 30, 2009, the Company has additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $174 million as of September 30, 2009.
Shareholders’ Equity
Shareholders’ equity was $109.9 million at September 30, 2009, compared to $104.7 million at December 31, 2008 and $103.6 million at September 30, 2008. The Company earned net income of $1.9 million during the three-month period ending September 30, 2009, issued 28,278 shares through the vesting of restricted stock and exercise to stock options, and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2009, the Company had approximately 6.4 million shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At September 30, 2009, the Company and the Bank met all applicable regulatory capital adequacy requirements.
The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of September 15, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of September 30, 2009.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	13.96%	13.04%
Total risk-based capital	8.00%	10.00%	15.21%	14.29%
Leverage ratio	4.00%	5.00%	12.29%	11.49%
Based on recent turmoil in the financial markets and the current regulatory environment, a prudent course of action is to maintain a Tier 1 risk-based capital ratio at the Bank level in excess of 10%. Given this turmoil in the financial markets, the current regulatory environment and the level of the Company’s loans measured for impairment and OREO, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% throughout 2009, exceeding the FDIC’s “well-capitalized” minimum regulatory capital requirements.

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
Stock Repurchase Plan
In June 2007, the Board of Directors of the Company amended the stock repurchase plan (“Plan”) to increase the stock in its repurchase program by an additional 305,029 shares. The Company did not repurchase any of its shares in the three or nine-month periods ending September 30, 2009, which left the total shares repurchased under this program at 688,442 since its inception at a total cost of $14.2 million and the remaining shares available for purchase under the Plan at 227,242 at September 30, 2009. The Company intends to continue to repurchase its common stock from time to time depending upon market conditions, but it can make no assurances that it will repurchase all of the shares authorized for repurchase under the Plan.
Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust are not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly. The interest rate on these debentures was 3.59% at September 30, 2009. The interest cost to the Company on these debentures was $77,000 in the quarter ending September 30, 2009 and $120,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust Preferred Securities of the Trust 2 are not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly. The interest rate on these debentures was 1.67% at September 30, 2009. The interest cost to the Company on these debentures was $50,000 for the quarter ending September 30, 2009 and $105,000 in the same period in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
CAPITAL EXPENDITURES AND COMMITMENTS
At September 30, 2009, the Company held $10.1 million as OREO as compared to $12.6 million at December 31, 2008 and $12.3 million a year ago. The Company expects to expend approximately $250,000 in the fourth quarter of 2009 to complete construction of these projects. We anticipate that all projects will be substantially complete at December 31, 2009.

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
The results of the simulation model at September 30, 2009, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.3 million over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would also experience an increase in net interest income of approximately $1.6 million over the next 12 months. The similar results between the 100 basis point increase and decrease are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These risk factors have not materially changed, except as noted below.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 and the Company may have to prepay insurance premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $431,000. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.
In addition, the FDIC recently announced a proposed rule that would require insured financial institutions, including the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments would be approximately $7 million, which would be recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we would record an expense for our regular deposit assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. The prepayment of our FDIC assessments may temporarily reduce our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the second quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders in the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

ITEM 6.	EXHIBITS
10.30	Amendment to Amended and Restated Employment Agreement with Joseph M. Beedle, dated August 24, 2009 (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2009

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

November 6, 2009	By	/s/ R. Marc Langland R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

November 6, 2009	By	/s/ Joseph M. Schierhorn Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)