Form 10-K
period 2009-12-31
NORTHRIM BANCORP INC
filed 2010-03-15
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-33501

Northrim Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Alaska (State of Incorporation)	92-0175752 (I.R.S. Employer Identification No.)
3111 C Street,
Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number)
(907) 562-0062

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1.00 par value
(Title of Class)

The NASDAQ Stock Market, LLC
(Name of Exchange on Which Listed)

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84,774.041.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,385,178 shares of Common Stock, $1.00 par value, as of March 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 20, 2010, is incorporated by reference into Part III of this Form 10-K.

Northrim BanCorp, Inc.
Form 10-K Annual Report
December 31, 2009

i

Part I

Item 1.	Business

The disclosures in this Item are qualified by the “Risk Factors” set forth in Item 1A, and the section entitled “Note Regarding Forward-Looking Statements” included in Item 7, “Management Discussion and Analysis” in this report, and any other cautionary statements contained or incorporated by reference herein.

General

Northrim BanCorp, Inc.

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System. We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.

Subsidiaries

The Company has five wholly-owned subsidiaries:

•	Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage. The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. The Bank has 11 branch locations; seven in Anchorage, two in Fairbanks, and one each in Eagle River and Wasilla. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•	Northrim Capital Investments Co. (“NCIC”), is a wholly-owned subsidiary of the Bank, which holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML Holding Company”). The predecessor of RML Holding Company, Residential Mortgage LLC, was formed in 1998 and has offices throughout Alaska. RML Holding Company also has an interest in real estate markets in the states of Washington and South Carolina through joint ventures. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans;

•	Northrim Building LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage;

•	Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s 48% equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company. In the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust and wealth management business located in Seattle, Washington;

•	Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company; and

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.

Recent Acquisitions

In October 2007, we acquired 100% of the outstanding shares of Alaska First Bank & Trust, N.A. (“Alaska First”) for a purchase price of $6.3 million and merged it into Northrim Bank. We did not acquire Alaska First’s subsidiary, Hagen Insurance, Inc., nor did we retain the two Alaska First branches. The Alaska First acquisition increased our cash by $18.8 million, investments by $23.8 million, outstanding loans by $13.2 million and other assets by $1.6 million. We assumed $47.7 million of deposits, $5.1 million of borrowings and $900,000 of other liabilities.

Segments

The Company’s major line of business is commercial banking. Management has determined that the Company operates as a single operating segment based on accounting principles generally accepted in the United States (“GAAP”). Measures of the Company’s revenues, profit or loss, and total assets are included in this report in Item 8 (“Financial Statements and Supplementary Data”) and incorporated herein by reference.

Overview and Business Strategy

We have grown to be the fourth largest commercial bank in Alaska and the third largest in Anchorage in terms of deposits, with $853.1 million in total deposits and over $1 billion in total assets at December 31, 2009. Through our 11 branches, we are accessible to approximately 70% of the Alaska population.

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

One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 19% share of the commercial bank deposit market in Anchorage, 7% share of the Fairbanks market, and a 10% share of the Matanuska Valley market as of June 30, 2009. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Providing Customer First Service: We believe that we provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. We had 295 full-time equivalent employees at December 31, 2009. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	High Performance Checking: In the first part of 2005, we launched our High Performance Checking (“HPC”) product consisting of several consumer checking accounts tailored to the needs of specific segments of our market, including a totally free checking product. We supported the new products with a targeted marketing program and extensive branch sales promotions. Through the concentrated efforts of our branch employees, we increased the number of our deposit accounts and the balances in them. In the fourth quarter of 2006, we introduced HPC for our business checking accounts. In 2007 through 2009, we continued to market the HPC products through a targeted mailing program and branch promotions, which helped us to increase the number of these accounts. In 2010, we plan to continue to support the HPC consumer and business checking products with a similar marketing and sales program in an effort to continue to expand our core deposits.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has increased and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We are a significant land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets. We believe that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships. In 2010, we will continue to make a substantial effort to decrease our loans measured for impairment and other real estate owned (“OREO”), many of which consist of residential construction and land development loans. As a result of these efforts and continued projected slowness in the residential real estate market, we expect our loan balances in the residential construction sector to remain stable in 2010.

•	Pursuing Strategic Opportunities for Additional Growth: We believe that our Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices, and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. Although to a lesser degree than the Bank of America branch acquisition, we believe that the Alaska First acquisition also strengthened our position in the Anchorage market. We expect to continue seeking similar opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions in the future.

•	Developing a Sales Culture: In 2003, we conducted extensive sales training throughout the Company and developed a comprehensive approach to sales. In 2007 through 2009, the Company continued with its sales calling and training efforts and plans to continue with the program in 2010. Our goal throughout this process is to increase and broaden the relationships that we have with new and existing customers and to continue to increase our market share within our existing markets.

•	Improving Credit Quality: In 2007, we formed a Quality Assurance department to provide independent, detailed financial analysis of our largest, most complex loans. In addition, this department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them. In 2010, we plan to continue with these initiatives. In addition, we will continue to devote resources towards the reduction of our nonperforming assets and substandard loans.

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

Several of our deposit services and products are:

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

Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska Valley (near Anchorage). To a lesser extent, we provide consumer loans. See “ Loans and Lending Activities” In Item 7 of this report.

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

Elliott Cove Capital Management LLC

As of December 31, 2009, we owned a 48% equity interest in Elliott Cove, an investment advisory services company, through our wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $661,000 as of February 28, 2010.

As of February 28, 2010, there are four Northrim Bank employees who are licensed as Investment Advisor Representatives and actively selling the Elliott Cove investment products. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank.

Northrim Funding Services

In the third quarter of 2004, we formed NFS as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. In 2010, we expect NFS to continue to penetrate its market and increase its market share in the purchased receivables business and to continue to contribute to the Company’s net income.

Alaska Economy

Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, fishing, forest products and mining as well as tourism, government, and U.S. military spending. According to the State of Alaska Department of Revenue, approximately 88% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

Substantially all of the Company’s operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2009, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 15% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML Holding Company, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Since 2007 the Anchorage area and Fairbanks real estate markets have experienced a significant slowdown. Any further decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2009, $248 million, or 38%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes, and for the past 26 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,305 per eligible resident in 2009 for an aggregate distribution of approximately $820 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other taxes to which those households are subject (primarily real estate taxes).

Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the industrialized world, and Anchorage has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe. Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo, and transportation industries, as well as medical services.

The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide 88% of the unrestricted revenue used primarily to fund state government operations primarily according to the State of Alaska Department of Revenue. State revenues are sensitive to volatile oil prices and production levels have been in decline for 20 years; however, high oil prices have been sustained for several years now, despite the global recession. This has allowed the state government to continue to increase operating and capital budgets and add to its reserves. The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects are progressing or can potentially advance in the near term. Some of these projects include: a large diameter natural gas pipeline extending through Canada; related gas exploration at Point Thomson by Exxon and partners; exploration for new wells offshore in the Outer Continental Shelf by Shell and Conoco Phillips; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at Pebble mine; and energy development in the National Petroleum Reserve Alaska. Because of their size, each of these projects faces tremendous challenges. Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system and multi-billion dollar financial commitments need to be made by the private sector if they are to advance. If none of these projects moves forward in the next ten years, then state revenues will continue to decline with falling oil production from older fields on the North Slope. The decline in state revenues will likely have a negative effect on Alaska’s economy.

Progress on these issues is critical to Alaska’s economy. Exxon’s development plan entails spending $1.3 billion in the state in six years on Point Thomson. Much of this money will be spent on local oil field service companies. This gas field would also help the prospects of the natural gas pipeline project. It is estimated to have 9 trillion cubic feet of natural gas reserves and smaller amounts of oil. Success on this field could impact the development of other fields on the North Slope. They are needed together to produce the volume of gas required to reach a profitable economies of scale that can overcome the high production and transportation costs to bring this energy thousands of miles to market.

Tourism is another major employment sector of the Alaska economy. In 2009, according to the State of Alaska Department of Labor, cruise ship visitors declined in Alaska by .6%. Recent media reports indicate that there will be further decreases in cruise ship visitors in 2010 due to announced ship reductions by the major cruise lines in Alaska.

Competition

We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. According to information published by the State of Alaska Department of Commerce, credit unions in Alaska have a 37% share of total statewide deposits held in banks and credit unions. Recent changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on a par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.

In the late 1980s, eight of the 13 commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are seven commercial banks operating in Alaska. At June 30, 2009, the date of the most recently available information, we had approximately a 19% share of the Anchorage commercial bank deposits, approximately 7% in Fairbanks, and 10% in the Matanuska Valley.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2009, the most recent date for which comparative deposit information is available.

	Number of			Market Share of
Financial institution	Branches		Total Deposits	Deposits

	(Dollars in Thousands)

Northrim Bank	8	(1)	$708,054	19%
Wells Fargo Bank Alaska	14		1,588,960	44%
First National Bank Alaska	10		879,092	24%
Key Bank	4		489,795	13%

Total	36		$3,665,901	100%

(1)	Does not reflect our Fairbanks or Wasilla branches

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

As a result of the nation’s recent financial crisis, the Obama administration outlined in June 2009 a set of proposals aimed at reforming the financial services industry. The administration’s proposals included a significant restructuring and expansion of the financial services regulatory system. The proposals would result in, among other things, broader supervision of non-bank firms, a new agency to supervise all federally chartered banks, enhanced regulation of hedge funds, securitization markets and derivatives and the establishment of a new federal agency to regulate consumer financial and investment products and services.

In December 2009, the United States House of Representatives passed its version of a financial services regulatory reform bill. Among other things, the House bill would regulate derivatives, create a federal consumer financial protection agency to regulate consumer financial products and services and impose regulatory requirements on various private investment funds such as hedge funds. The United States Senate continues to consider various financial services reform proposals.

At this time, it is uncertain whether any financial services reform legislation will be enacted or, if it is, what form it will take. It is also uncertain whether any such reform legislation would have a material effect on the business of the Company.

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

The Company and Northrim Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized.” Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Northrim Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2009, that the Company and Northrim Bank met all capital adequacy requirements for a “well-capitalized” institution.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Banks that are downgraded from “well-capitalized” to “adequately capitalized” face significant additional restrictions. For example, an “adequately capitalized” status affects a bank’s ability to accept brokered deposits and enter into reciprocal Certificate of Deposit Account Registry System (“CDARS”) contracts without the prior approval of the FDIC, and may cause greater difficulty obtaining retail deposits. CDARS is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. Banks in the “adequately capitalized” classification may have to pay higher interest rates to continue to attract those deposits, and higher deposit insurance rates for those deposits. This status also affects a bank’s eligibility for a streamlined review process for acquisition proposals.

Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2010, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities). As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2009 and 2008, which explains most of the difference in the capital ratios for the two entities.

Northrim Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that certain “well-

capitalized” banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

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

The Bank is subject to the Community Reinvestment Act of 1977 (“CRA”). The CRA requires that the Bank help meet the credit needs of the communities it serves, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The FDIC assigns one of four possible ratings to the Bank’s CRA performance and makes the rating and the examination reports publicly available. The four possible ratings are outstanding, satisfactory, needs to improve and substantial noncompliance. A financial institution’s CRA rating can affect an institution’s future business. For example, a federal banking agency will take CRA performance into consideration when acting on an institution’s application to establish or move a branch, to merge or to acquire assets or assume liabilities of another institution. In its most recent CRA examination, Northrim Bank received a “Satisfactory” rating from the FDIC.

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2009.

On October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). Among other things, the Stabilization Act temporarily increased the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including the Bank, from $100,000 to $250,000. The increased coverage is now scheduled to expire on December 31, 2013.

On October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing transaction accounts at FDIC insured institutions. The Company elected to participate in this program as it pertains to the 100% guarantee of non-interest bearing transaction accounts by the FDIC. Banks participating in the transaction account guarantee program are required to pay an additional 10 basis points in insurance fees on the amounts guaranteed by the program. This transaction account guarantee program is scheduled to expire on June 30, 2010. The Company elected not to participate in the part of the program that guarantees newly issued senior secured debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, has purchased certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.

Available Information

The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, as well as its Form 8-K filings, which are filed with the Securities and Exchange Commission (“SEC”), are accessible free of charge at our website at http://www.northrim.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC

Item 1A.	Risk Factors

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

We may be Adversely Impacted by the Unprecedented Volatility in the Financial Markets.

Dramatic declines in the national housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate. Similarly, declining real estate values can adversely impact the carrying value of real estate secured loans. The current downturn in the economy, the slowdown in the real estate market, and declines in some real estate values have had a direct and adverse effect on our financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry, including as a result of the Stabilization Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We have been required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. We may have to pay even higher premiums in the future. We may have to pay even higher premiums in the future.

Further Declines in the Residential Housing Market would have a Negative Impact on Our Residential Housing Market Income.

The Company earns revenue from residential housing market in the form of interest income and fees on loans and earnings from RML Holding Company. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In 2010, the Company expects that its revenues from residential housing market in the form of interest income and fees on loans and earnings will decline due to a decline in refinance activity at RML Holding Company and the continued slowdown in the residential housing market. Any such decline in interest income and fees may have a material adverse effect on our financial condition.

Our Loan Loss Allowance may not be Adequate to Cover Future Loan Losses, which may Adversely affect Our Earnings.

We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our net income and financial condition.

We have a Significant Concentration in Real Estate Lending. The Sustained Downturn in Real Estate Within Our Markets has had and is Expected to Continue to have a Negative Impact on Our Results of Operations.

Approximately 73% of the Bank’s loan portfolio at December 31, 2009 consisted of loans secured by commercial and residential real estate located in Alaska. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans. During 2008, we experienced a significant increase in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. Although non-performing assets decreased from December 31, 2008 to December 31, 2009, we will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

Further, approximately 46% of the Bank’s loan portfolio at December 31, 2009 consisted of commercial real estate loans. Nationally, delinquencies in these types of portfolios are increasing significantly. While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. These trends may continue and may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.

Real Estate Values may Continue to Decrease Leading to Additional and Greater than Anticipated Loan Charge-Offs and Valuation Write Downs on Our other Real Estate Owned (“OREO”) Properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business. At December 31, 2009, the Bank held $17.4 million of OREO properties, many of which consist of residential construction and land development loans. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

Our Deposit Insurance Premium could be Substantially Higher in the Future, which could have a Material Adverse Effect on Our Future Earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures deposits up to statutory limits from the Deposit Insurance Fund. Either an increase in the Bank’s risk category or adjustments to the base assessment rates, limits applicable to and/or a significant special assessment could have a material adverse effect on our earnings. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments may cause the premiums assessed on us by the FDIC to increase and may increase our noninterest expense.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, of 5 basis points on each FDIC insured institution’s assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. The FDIC has indicated that a second assessment is probable. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well. These changes, along with the full utilization of our FDIC deposit insurance assessment credit in early 2009, may cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could increase our noninterest expense in 2010 and for the foreseeable future.

Changes in Market Interest Rates could Adversely Impact the Company.

Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest margin. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, net interest margin could be expected to increase slightly during times when interest rates rise in a parallel shift along the yield curve and to increase during times of similar falling interest rates. Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on our business, financial condition and results of operations.

Our Financial Performance Depends on our Ability to Manage Recent and Possible Future Growth.

Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although we believe that we have substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. The Company’s opportunities for growth may be affected by its continued focus on the reduction of its nonperforming assets in 2010. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition, and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have experienced in the past.

Our Concentration of Operations in the Anchorage, Matanuska Valley, and Fairbanks, Areas of Alaska Makes US More Sensitive to Downturns in Those Areas.

Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. The majority of our lending has been with Alaska businesses and individuals. At December 31, 2009, approximately 73% of the Bank’s loans are secured by real estate and 26% are for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

We are Subject to Extensive Regulation, which Undergoes Frequent and Often Significant Changes.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Federal legislation such as Sarbanes-Oxley can dramatically shift resources and costs to ensure adequate compliance. Failure to comply with the laws or regulations could result in fines, penalties, sanctions and damage to our reputation which could have an adverse effect on our business and financial results.

The Financial Services Business is Intensely Competitive and Our Success will Depend on Our Ability to Compete Effectively.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally through the pricing of interest rates and loan fees and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Improvements in technology, communications and the internet have intensified competition. As a result, our competitive position could be weakened, which could adversely affect our financial condition and results of operations.

We may be Unable to Attract and Retain Key Employees and Personnel.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board and Chief Executive Officer of the Company; Joseph M. Beedle, our President of Northrim Bank; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer; Steven L. Hartung, our Executive Vice President and Quality Assurance Officer; and Victor P. Mollozzi, our Senior Vice President for Business and Community Development. While we maintain keyman life insurance on the lives of Messrs. Langland, Beedle, Knudson, Schierhorn, and Mollozzi in the amounts of $2.5 million, $2.1 million, $1 million, $2 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Beedle, Mr. Knudson, Mr. Schierhorn, or Mr. Mollozzi with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Hartung. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

A Failure of a Significant Number or Our Borrowers, Guarantors and Related Parties to Perform in Accordance with the Terms of their Loans would have an Adverse Impact on Our Results of Operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned

Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land leased; building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased; building owned
36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased
Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Eagle River, AK	Traditional	Leased
Downtown Fairbanks Branch 714 Fourth Avenue, Suite 100, Fairbanks, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

Item 3.	Legal Proceedings

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. Management does not expect that the resolution of these matters will have a material effect on the Company’s business, financial position, results of operations, or cash flows.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Comment Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At February 22, 2010, the number of shareholders of record of our common stock was 165.

The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
High	$11.70	$15.23	$15.83	$17.30
Low	$6.86	$9.65	$13.31	$14.92
2008
High	$23.01	$20.13	$17.28	$16.14
Low	$17.75	$18.11	$14.15	$10.05

In 2009, we paid cash dividends of $0.10 per share each quarter. Cash dividends totaled $2.6 million, $4.2 million, and $3.6 million in 2009, 2008, and 2007, respectively. On February 18, 2010, the Board of Directors approved payment of a $0.10 per share dividend on March 19, 2010, to shareholders of record on March 9, 2010. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. Given the fact that Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank.

Repurchase of Securities

The Company did not repurchase any of its common stock during the fourth quarter of 2009.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2009. Additional information regarding the Company’s equity plans is presented in Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Number of Securities
	Number of Securities to be	Weighted-Average Exercise	Remaining Available for
	Issued Upon Exercise of	Price of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants and	Equity Compensation Plans
	Warrants and Rights	Rights	(Excluding Securities
Plan Category	(a)	(b)	Reflected in Column (a))

Equity compensation plans	473,755	$13.40	23,232
approved by security holders

Total	473,755	$13.40	23,232

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2004, and ending December 31, 2009. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $500 million to $1 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2004, and that all dividends were reinvested.

Total Return Performance

	Period Ending

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Northrim BanCorp, Inc.	100.00	101.15	122.82	105.63	53.03	89.57
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Item 6. Selected Financial Data

	2009	2008	2007	2006	2005

	Unaudited
	(In thousands Except Per Share Amounts)

Net interest income	$46,421	$45,814	$49,830	$47,522	$43,908
Provision for loan losses	7,066	7,199	5,513	2,564	1,170
Other operating income	13,537	11,399	9,954	7,766	4,933
Other operating expense	41,810	40,439	35,063	31,476	29,577

Income before income taxes	11,082	9,575	19,208	21,248	18,094
Income taxes	2,967	3,122	7,260	7,978	6,924

Net Income	8,115	6,453	11,948	13,270	11,170
Less: Net income attributable to noncontrolling interest	388	370	290	296	—

Net income attributable to Northrim Bancorp	$7,727	$6,083	$11,658	$12,974	$11,170

Earnings per share:
Basic	$1.22	$0.96	$1.82	$2.02	$1.70
Diluted	1.20	0.95	1.80	1.99	1.64
Cash dividends per share	0.40	0.66	0.57	0.45	0.40
Assets	$1,003,029	$1,006,392	$1,014,714	$925,620	$895,580
Loans	655,039	711,286	714,801	717,056	705,059
Deposits	853,108	843,252	867,376	794,904	779,866
Long-term debt	4,897	15,986	1,774	2,174	2,574
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders’ equity	111,020	104,648	101,391	95,418	84,474
Book value per share	$17.42	$16.53	$16.09	$15.61	$13.86
Tangible book value per share	$16.01	$15.06	$14.51	$14.48	$12.65
Net interest margin (tax equivalent)	5.33%	5.26%	5.89%	5.89%	5.66%
Efficiency ratio(1)	69.19%	70.07%	58.09%	56.06%	59.80%
Return on assets	0.79%	0.62%	1.24%	1.46%	1.33%
Return on equity	7.08%	5.85%	11.70%	14.45%	13.17%
Equity/assets	11.07%	10.40%	10.00%	10.31%	9.44%
Dividend payout ratio	33.18%	68.93%	30.54%	21.43%	22.92%
Nonperforming loans/portfolio loans	2.67%	3.66%	1.59%	0.92%	0.86%
Net charge-offs/average loans	1.00%	0.86%	0.86%	0.16%	0.18%
Allowance for loan losses/portfolio loans	2.00%	1.81%	1.64%	1.69%	1.52%
Nonperforming assets/assets	3.47%	3.84%	1.56%	0.79%	0.69%
Tax rate	27%	34%	38%	38%	38%
Number of banking offices	11	11	10	10	10
Number of employees (FTE)	295	290	302	277	272

(1)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortiztion (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterest expense is adjusted for intangible asset amortization. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (2)

Years Ended December 31,	2009	2008	2007	2006	2005

Net interest income(1)	$46,421	$45,814	$49,830	$47,522	$43,908
Noninterest income	13,537	11,399	9,954	7,766	4,933
Noninterest expense	41,810	40,439	35,063	31,476	29,577
Less intangible asset amortization	323	347	337	482	368

Adjusted noninterest expense	$41,487	$40,092	$34,726	$30,994	$29,209

Efficiency ratio	69.19%	70.07%	58.09%	56.06%	59.80%

(1)	Amount represents net interest income before provision for loan losses.
(2)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2009, 2008, and 2007 included elsewhere in this report.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Recent Developments

As a result of the nation’s recent financial crisis, the Obama administration outlined in June 2009 a set of proposals aimed at reforming the financial services industry. In December 2009, the United States House of Representatives passed its version of a financial services regulatory reform bill. At this time, it is uncertain whether any financial services reform legislation will be enacted or, if it is, what form it will take. It is also uncertain whether any such reform legislation would have a material effect on the business of the Company. For a more detailed description of the rules and regulations affecting us, please see “Supervision and Regulation” under Item 1 of this report.

At December 31, 2009, we had assets of over $1 billion, a decrease of less than 1% from December 31, 2008. Also, we had gross loans of $655 million at December 31, 2009, a decrease of 8% from $711.3 million at December 31, 2008. Our net income and diluted earnings per share for 2009 were $7.7 million and $1.20, respectively, an increase of 27% and 26%, respectively, from $6.1 million and $0.95 at year end 2008. Our net interest income increased by $607,000, or 1%, to $46.4 million, from $45.8 million for the year ended 2008. Our provision for loan losses in 2009 decreased by $133,000, or 2% to $7.1 million, from $7.2 million in 2008, as our nonperforming loans for 2009 decreased by $8.5 million, or 33%, from $26.0 million in 2008 to $17.5 million in 2009. In 2009, our other operating income increased by $2.1 million, or 19%, to $13.5 million from $11.4 million in 2008.

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

Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggest that additional attention is warranted in the analysis process.

Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), national and local economic trends, business conditions, underwriting policies and standards, and ratio analysis. The reasonableness of the unallocated portion of the Allowance is assessed based upon all of these internal and external quantitative and qualitative factors, including analysis of the unallocated portion of the Allowance as a percentage of unallocated loans.

We recognize the determination of the Allowance is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact that adverse changes in risk ratings may have on our Allowance. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the Allowance due to the numerous quantitative and qualitative factors considered in determining our Allowance. At December 31, 2009, in the event that 1 percent of our loans were downgraded from the “pass” category to the “special mention” category within our current allowance methodology, the Allowance would have increased by approximately $327,000.

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

At December 31, 2009, the Company performed step 1 of the annual impairment test and concluded that no potential impairment existed at that time, and therefore the Company did not perform step 2 of the impairment test. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2010 for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.

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

Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties. Significant inputs into this estimate include estimated costs to complete projects, as well as our assessment of current market conditions. During 2009, $825,000 in impairment was recognized on OREO due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and the continued slowdown in the Anchorage area and Fairbanks real estate markets.

Results of Operations

Net Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through service charges and fees, purchased receivables products, employee benefit plan income, electronic banking income, and earnings from our mortgage affiliate. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, insurance expense, expenses related to OREO, marketing, and professional and outside services. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

We earned net income of $7.7 million in 2009, compared to net income of $6.1 million in 2008, and $11.7 million in 2007. During these periods, net income per diluted share was $1.20, $0.95, and $1.80, respectively. The increase in 2009 was due to an increase in net interest income of $607,000, a $2.1 million increase in other operating income which was partially offset by a $1.4 million increase in other operating expenses, a decrease in the provision for income taxes of $155,000 and a decrease in the provision for loan losses of $133,000.

Net Interest Income

Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings. Net interest income in 2009 was $46.4 million, compared to $45.8 million in 2008 and $49.8 million in 2007, reflecting relatively flat interest rates in 2009 and the effect of the 400 basis point drop in interest rates that occurred in 2008.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2009, 2008, and 2007, average interest-earning assets were $876.1 million, $876.9 million, and $849.3 million, respectively. During these same periods, net interest margins were 5.30%, 5.22%, and 5.87%, respectively, which reflect our balance sheet mix. Our average yield on interest-earning assets was 6.11% in 2009, 6.81% in 2008, and 8.60% in 2007, while the average cost of interest-bearing liabilities was 1.14% in 2009, 2.11% in 2008 and 3.67% in 2007.

Our net interest margin increased in 2009 from 2008 mainly due to the fact that the cost of interest-bearing liabilities decreased by 97 basis points while the yield on interest-earning assets decreased by 70 basis points. During this time, the average balance of our interest-bearing deposits decreased by $31 million to $586.3 million at December 31, 2009 from $617.3 million at December 31, 2008 and the average balance of interest-earning assets decreased $803,000 to $876.1 million at December 31, 2009 from $876.9 million at December 31, 2008.

The following table sets forth for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2009			2008			2007

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate

	(In Thousands)

Assets:
Loans(2)	$688,347	$48,830	7.09%	$702,117	$53,287	7.59%	$710,959	$66,463	9.35%
Securities	144,713	4,499	3.11%	134,705	5,493	4.08%	98,578	4,619	4.69%
Short term investments	43,041	161	0.37%	40,082	936	2.34%	39,726	1,985	5.00%

Total interest-earning assets	876,101	53,490	6.11%	876,904	59,716	6.81%	849,263	73,067	8.60%
Noninterest-earning assets	105,578			108,140			92,065

Total assets	$981,679			$985,044			$941,328

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$115,065	$170	0.15%	$97,171	$578	0.59%	$85,192	$1,188	1.39%
Money market accounts	127,651	740	0.58%	187,779	3,306	1.76%	186,722	7,378	3.95%
Savings accounts	169,812	1,240	0.73%	187,225	3,444	1.84%	234,780	8,756	3.73%
Certificates of deposit	173,777	3,651	2.10%	145,153	4,851	3.34%	95,961	4,080	4.25%

Total interest-bearing deposits	586,305	5,801	0.99%	617,328	12,179	1.97%	602,655	21,402	3.55%
Borrowings	35,935	1,268	3.53%	41,567	1,723	4.15%	30,337	1,835	6.05%

Total interest-bearing liabilities	622,240	7,069	1.14%	658,895	13,902	2.11%	632,992	23,237	3.67%
Demand deposits and other noninterest-bearing liabilities	250,342			222,247			208,671

Total liabilities	872,582			881,142			841,663
Shareholders’ equity	109,097			103,902			99,665

Total liabilities and shareholders’ equity	$981,679			$985,044			$941,328

Net interest income		$46,421			$45,814			$49,830

Net interest margin(3)			5.30%			5.22%			5.87%

(1)	Interest income included loan fees.
(2)	Nonaccrual loans are included with a zero effective yield.
(3)	The net interest margin on a tax equivalent basis was 5.33%, 5.26%, and 5.89%, respectively, for 2009, 2008, and 2007.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2009 compared to 2008			2008 compared to 2007

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$(1,029)	$(3,428)	$(4,457)	$(817)	$(12,359)	$(13,176)
Securities	452	(1,446)	(994)	1,352	(478)	874
Short term investments	75	(850)	(775)	18	(1,066)	(1,048)

Total interest income	$(502)	$(5,724)	$(6,226)	$553	$(13,903)	$(13,350)

Interest Expense:
Deposits:
Interest-bearing demand accounts	$132	$(540)	$(408)	$198	$(808)	$(610)
Money market accounts	(829)	(1,737)	(2,566)	42	(4,114)	(4,072)
Savings accounts	(294)	(1,911)	(2,205)	(1,517)	(3,795)	(5,312)
Certificates of deposit	1,363	(2,562)	(1,199)	1,325	(554)	771

Total interest on deposits	372	(6,750)	(6,378)	48	(9,271)	(9,223)
Borrowings	(216)	(238)	(454)	689	(577)	(112)

Total interest expense	$156	$(6,988)	$(6,832)	$737	$(9,848)	$(9,335)

Other Operating Income

Total other operating income increased $2.1 million, or 19%, in 2009, after increasing $1.4 million, or 15%, in 2008, and increasing $2.2 million, or 28%, in 2007. The main reasons for the increase in operating income in 2009 were the increase in earnings from RML Holding Company, rental income and electronic banking fees. These increases were partially offset by decreases in purchased receivable income and deposit service charges. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2009	2008	2007	2006	2005

	(In Thousands)

Other Operating Income
Deposit service charges	$2,983	$3,283	$3,116	$1,975	$1,800
Equity in earnings from RML	2,349	595	454	649	493
Purchased receivable income	2,106	2,560	2,521	1,855	993
Employee benefit plan income	1,739	1,451	1,194	1,113	—
Electronic banking fees	1,542	1,193	914	790	632
Rental income	850	463	134	108	100
Loan service fees	508	476	516	531	374
Merchant credit card transaction fees	406	451	509	531	444
Equity in loss from Elliott Cove	(115)	(106)	(93)	(230)	(424)
Other transaction fees	308	380	267	227	214
Other income	188	462	312	217	298

Operating sources	12,864	11,208	9,844	7,766	4,924
Gain on sale of securities available for sale, net	220	146	—	—	9
Gain on sale of other real estate owned, net	453	45	110	—	—

Other sources	$673	$191	110	—	9

Total other operating income	$13,537	$11,399	$9,954	$7,766	$4,933

Deposit service charges decreased $300,000, or 9%, in 2009 as compared to 2008, and increased $167,000, or 5%, in 2008 as compared to 2007. The decrease in service charges from 2008 to 2009 was primarily the result of a decrease in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2009. The increase of $1.1 million in 2007 as compared to 2006 was primarily from the April 2007 implementation of nonsufficient funds (“NSF”) fees on point-of-sale transactions. The new point-of-sale NSF fees represented $1.1 million of the increase in service charges in 2007. The Company expects continued decreases in deposit services charges in 2010 due to recent changes in regulations that restrict the Company’s ability to assess service charges on point-of-sale transactions unless its customers request this service. This legislation is effective starting in the third quarter of 2010.

Included in operating sources of other operating income in 2009, 2008, and 2007 were $2.3 million, $595,000, and $454,000, respectively, of income from our share of the earnings from RML Holding Company, which we account for according to the equity method. Earnings from RML Holding Company have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. Earnings from RML Holding Company increased $1.8 million, or 295%, in 2009 as compared to 2008. The increase in earnings resulted from increased refinance activity that began in the fourth quarter of 2008 and continued through the third quarter of 2009. In 2008, earnings from RML Holding Company increased $141,000, or 31%, due to an increase in mortgage loan originations and a reduction in its costs. However, in 2007 the decline in mortgage applications due to the slowdown in the Alaskan housing market had a direct effect on RML Holding Company’s operating income and led to a decrease of $195,000, or 30%. The Company expects that its income from RML Holding Company will decrease in 2010 as compared to 2009 as the refinance activity that started in late 2008 and continued into 2009 decreases.

Income from the Company’s purchased receivable products decreased by $454,000, or 18%, in 2009 as compared to 2008. Purchased receivable income increased by $39,000, or 2%, in 2008 as compared to 2007, and increased $666,000, or 36%, in 2007 as compared to 2006. The Company uses these products to purchase accounts receivable from its customers and provide them with working capital for their businesses. While the customers are responsible for collecting these receivables, the Company mitigates this risk with extensive monitoring of the customers’ transactions and control of the proceeds from the collection process. The Company records losses on purchased receivable products in other operating expense. Net purchased receivable losses were $166,000, $192,000, and $245,000 in 2009, 2008 and 2007, respectively. The Company earns income from the purchased receivable product by charging finance charges to its customers for the purchase of their accounts receivable. The income from this product has grown overall in the last several years as the Company has used it to purchase more receivables from its customers. However, the Company expects the income level from this product to fluctuate as the Company adds new customers while some of its existing customers will move into different products to meet their working capital needs. For example, during the six months ending June 30, 2009, two of the Company’s purchased receivable customers sold all or a portion of their businesses and used those proceeds to repay substantially all of their purchased receivable balances which accounted for most of the decrease in purchased receivable revenues for 2009 as compared to 2008. In 2008, the Company stopped offering one of its purchased receivable products in Alaska, which accounts for the slower growth rate for this product during that time.

In December of 2005, the Company, through its wholly-owned subsidiary NCIC, purchased an additional 40.1% interest in NBG, which brought its ownership interest in NBG to 50.1%. As a result of this increase in ownership, the Company now consolidates the balance sheet and income statement of NBG into its financial statements. The Company included employee benefit plan income from NBG for the first time in its other operating income in 2006. In 2009 and 2008, the income from employee benefit plan income from NBG increased by $288,000, or 20%, and $257,000, or 22%, respectively. The increase in employee benefit plan income in 2009 as compared to 2008 is a reflection of NBG’s ability to provide additional products and services to an increasing client base. The increase in 2008 as compared to 2007 was due in part to premium increases by the largest insurance carrier represented by NBG which corresponded to higher commission income for NBG in both years. In 2007, the Company recorded an $81,000 increase for this item, or 7%, compared to the initial $1.1 million income recorded in 2006. In contrast, the Company did not record any income for this item in its other operating income in 2005 as it purchased a 10% interest in NBG in March of 2005 and accounted for this interest according to the equity method in 2005.

The Company’s electronic banking fees increased by $349,000, or 29%, in 2009 as compared to 2008, and increased $279,000, or 31%, in 2008 as compared to 2007. These increases resulted from additional fees collected from increased point-of-sale and ATM transactions. The point-of-sale and ATM fees have increased as a result of the increased number of deposit accounts that the Company has acquired through the marketing of the high performance checking (“HPC”) product and overall continued increased usage of point-of-sale transactions by the entire customer base.

Rental income increased by $387,000, or 84%, in 2009 to $850,000 from $463,000 in 2008. Rental income increased by $329,000, or 246%, to $463,000 in 2008 from $134,000 in 2007. These increases were the result of the purchase of the Company’s main office facility through NBL in July 2008. The Company leases approximately 40% of the building to other companies and earned $773,000 and $399,000 from these leases in 2009 and 2008, respectively. Rental income increased by $26,000, or 24% in 2007 to $134,000 from $108,000 in 2006 due mainly to increased rental income received for space rented at the Wasilla branch.

Loan service fees increased by $32,000, or 7%, in 2009 as compared to 2008 and decreased by $40,000, or 8% in 2008 as compared to 2007. In 2009, these fees increased from 2008 due to fees received from RML Holding Company related to loans purchased in 2009. The decrease in 2008 as compared to 2007 wass the result of decreased service fees as loan volume decreased in 2008.

Merchant credit card transaction fees decreased by $45,000, or 10%, in 2009 as compared to 2008 and decreased by $58,000, or 11%, in 2008 as compared to 2007 due to decreased sales at merchants utilizing the Company’s credit card system. The Company expects fees in this area to remain stable in 2010 due to its efforts to attract new customers to this product.

Our share of the loss from Elliott Cove in 2009 and 2008 remained consistent with 2007 at $115,000 and $106,000, respectively, as compared to $93,000 in 2007. Losses in 2006 and 2005 were $230,000 and $424,000, respectively, as Elliott Cove continued to increase its assets under management, which provided it with increased revenues.

Other income decreased by $274,000, or 59%, to $188,000 in 2009 as compared to $462,000 in 2008. Other income increased by $150,000, or 48%, to $462,000 in 2008 as compared to 2007. The decrease in 2009 as compared to 2008 was the result of decreases in Company’s commissions from the sale of Elliott Cove products, and losses incurred by the Company’s affiliate PWA.

In the first quarter of 2006, through our subsidiary, NISC, the Company purchased a 24% interest in PWA. PWA is a holding company that owns Pacific Portfolio Consulting, LLC (“PPC”) and Pacific Portfolio Trust Company (“PPTC”). PPC is an investment advisory company with an existing client base while PPTC is a start-up operation. The Company incurred a loss of $23,000, earned income of $36,000, and incurred a loss of $105,000 in 2009, 2008 and 2007, respectively, on its investment in PWA, which it accounts for according to the equity method.

Net gains on sales of OREO and available for sale securities are included in other income on the income statement. The Company had gains on sale of OREO of $453,000, $45,000 and $110,000 in 2009, 2008 and 2007, respectively. Additionally, there was $522,000 and $432,000 of deferred gain on the sale of OREO included in other liabilities at December 31, 2009 and December 31, 2008, respectively. These deferred gains will be recognized using the installment method. Finally, there were security gains of $220,000 and $146,000 in 2009 and 2008, respectively, and none were recorded in 2007.

Other Operating Expense

Other operating expense increased $1.4 million, or 3%, in 2009, $5.4 million, or 15%, in 2008, and $3.6 million, or 11%, in 2007. The following table breaks out the other operating expense categories:

Years Ended December 31,	2009	2008	2007	2006	2005

	(In Thousands)

Other Operating Expense
Salaries and other personnel expense	$22,174	$20,996	$20,700	$19,277	$17,656
Occupancy, net	3,687	3,399	2,957	2,611	2,517
OREO expense, including impairment	1,572	2,558	(20)	(5)	—
Insurance expense	2,715	1,779	465	378	451
Marketing	1,317	1,558	1,617	1,641	1,657
Professional and outside services	1,336	1,498	1,167	840	923
Equipment	1,218	1,233	1,350	1,350	1,371
Prepayment penalty on long term debt	718	—	—	—	—
Intangible asset amortization	323	347	337	482	368
Other expenses	6,750	7,071	6,490	4,902	4,634

Total other operating expense	$41,810	$40,439	$35,063	$31,476	$29,577

Salaries and other personnel expense increased $1.2 million, or 6%, in 2009, $296,000, or 1%, in 2008, and $1.4 million, or 7%, in 2007. The increase in salary and other personnel expenses in 2009 as compared to 2008 was the result of a $526,000 increase in deferred compensation expense as the Company’s liability under this plan increased due to market increases on plan assets. The Company incurs a liability to pay deferred compensation according to the level of assets held in variable annuity life insurance plans on certain key executives. As the value of these assets increased in 2009, the Company’s liability and expenses for that plan also increased during the year. Additionally, group medical and dental costs increased by $427,000 in 2009 due to increased medical claims. Salary and other personnel expenses remained consistent with 2007 in 2008 due in part to the fact that the Company did not pay most management and officer incentives that were paid in 2007 as the Company’s net income decreased by 48% in 2008 as compared to 2007. Additionally, deferred compensation expense decreased $668,000 in 2008 from the prior year as the Company’s liability under this plan decreased due to market losses incurred on plan assets. The increase in 2007 from 2006 reflects increases in salary and benefit costs throughout this time due in part to ongoing competition for our employees, which placed upward pressure on our salary structure. In addition, as noted above, the Company now accounts for NBG on a consolidated basis. In 2008, NBG’s salary and benefit costs included in the Company’s own salary and benefit costs increased by $52,000 to $580,000. Lastly, stock-based compensation expense increased to $648,000 in 2009 from $597,000 in 2008 and $578,000 in 2007 due to increases in the weighted average fair values for restricted stock units.

During 2009, our occupancy expenses increased by $288,000, or 9%, to $3.7 million from $3.4 million in 2008. This increase was primarily the result of a $216,000 increase in utilities expense, a $241,000 increase in depreciation expense, a $224,000 increase in repairs and maintenance expense, and a $116,000 increase in real estate tax expense. These increases were partially offset by a $518,000 decrease in rent expense. These increases are the result of the purchase of the Company’s main office facility in July 2008, which also caused the decrease in rent expense. Occupancy expense increased $442,000, or 15%, to $3.4 million in 2008 from $3 million in 2007. This increase is primarily the result of a $254,000 increase in depreciation expense, a $197,000 increase in repairs and maintenance, a $151,000 increase in real estate taxes, a $132,000 increase in utility expense, and a $71,000 increase in janitorial costs. These increases are the result of the Company taking on additional space in both Anchorage and Fairbanks as well as the purchase of the Company’s main office facility in July 2008. Additionally, these increases were offset by a $386,000 decrease in rent expense which also resulted from the purchase of the main office facility. During 2007, occupancy expenses increased by $346,000, or 13%, to $3 million from $2.6 million, as we incurred higher costs in repair and maintenance as well as increased utility expenses. In addition to this, the Company incurred a $233,000 increase in rent expense due to expenses associated with the Alaska First buildings, as well as an overall increase in rents. The Company closed the two Alaska First branches in December of 2007 and February of 2008. In 2008, the Company incurred $31,000 in rent expense associated with these branches.

OREO expenses decreased $1 million, or 39%, to $1.6 million in 2009 from $2.6 million in 2008. The primary reason for this decrease was the fact that impairment charges on OREO properties decreased $1.2 million to $825,000 in 2009 from $2 million in 2008. Impairment charges arise from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and overall market conditions in the Anchorage, Matanuska-Susitna Valley, and Fairbanks markets. The decrease in impairment on OREO was partially offset by a $188,000 increase in property management expenses related to OREO properties. This increase resulted from a higher average balance of OREO properties in 2009 as compared to 2008. In 2008, the Company incurred $365,000 in taxes and insurance costs, $133,000 in legal expense and $91,000 in property management expense related to OREO properties. In 2007, the Company did not incur any expenses related to OREO properties. Additionally, the Company recognized rental income on OREO properties of $26,000, $1,000, and $20,000 in 2009, 2008 and 2007, respectively. In 2010, the Company expects to incur lower overall net OREO expenses due in large part to increased rental income on its OREO properties.

Insurance expense increased by $936,000, or 53%, to $2.7 million in 2009 from $1.8 million in 2008. This increase is the result of a $1.8 million increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums. This increase was partially offset by an $803,000 decrease in Keyman insurance expense that arose from increases in the cash surrender value of assets held under the Company’s policies. In 2008, insurance expense increased $1.3 million, or 283%, from $465,000 in 2007. This increase is attributable to an $805,000 increase in Keyman insurance expense that arose from decreases in the cash surrender value of assets held under the Company’s policies and a $472,000 increase in FDIC insurance expense that was due to changes in the assessment of FDIC insurance premiums.

Marketing costs decreased by $241,000, or 15%, in 2009, by $59,000, or 5%, in 2008, and by $24,000, or 1%, in 2007. The primary reason for the decrease in 2009 was decreased charitable contributions and promotional expenses. Although the Company incurred additional marketing expenses due to promoting its HPC Program in 2008 and 2007, those costs were offset by a decrease in other marketing expenses such as advertising for some of the Company’s other products. The Company plans to continue to market its HPC Program as it has since the second quarter of 2005. However, the related marketing expenses may fluctuate from year to year depending on the Company’s liquidity needs. Furthermore, the Company expects that the additional deposit accounts will continue to generate increased fee income that will offset a majority of the increased marketing costs associated with the HPC Program.

Professional and outside services expense decreased by $162,000, or 11%, to $1.3 million in 2009 from $1.5 million in 2008. This decrease is primarily the result of a $127,000 decrease in consulting fees due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company in 2008 that were not paid in 2009. Additionally, other outside services decreased by $96,000 for internal audit and loan compliance consulting fees that were incurred in 2008 but not in 2009. Professional and outside services expense increased by $331,000, or 28% to $1.5 million in 2008 from $1.2 million in 2007. The majority of this increase is due to fees paid for services rendered by former Alaska First employees to facilitate the transition of Alaska First operations to the Company, increased fees related to tax services, increased investment management fees due to higher average investment security balances in 2008, and the outsourcing of internal audit work.

Equipment expense decreased $15,000, or 1%, in 2009 from $1.2 million in 2008 and decreased $117,000, or 9% to $1.2 million in 2008 from $1.4 million in 2007. The decrease in 2008 is primarily the result of decreased rental costs related on some of the Company’s office equipment.

The Company incurred a prepayment penalty of $718,000 when it paid off two long term borrowings from the Federal Home Loan Bank of Seattle totaling $9.9 million in September of 2009. The borrowing had an average remaining life of over 8 years. The resulting prepayment penalty reduced earnings per share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per share in 2010 and additional amounts in future years. There were no early payoffs of borrowings in 2008. See the “Borrowings” section under “Liabilities” below for further discussion of the payoff of long term debit in 2009.

Intangible asset amortization decreased by $24,000, or 7%, in 2009 to $323,000 from $347,000 in 2008. This decrease arose because we amortize the core deposit intangible (“CDI”) associated with the Alaska First acquisition using an accelerated method. Therefore, amortization expense on this CDI will continue to decrease every year. Intangible asset amortization increased by $10,000 or 3% to $347,000 during 2008 from $337,000 during 2007. In 2007, the Company finished amortizing the CDI related to the accounts it acquired in 1999 from the Bank of America transaction. The Company had no amortization related to this CDI in 2008 and $163,000 in 2007. Additionally, the Company recognized amortization on the CDI associated with the Alaska First acquisition of $232,000 in 2008 and $60,000 in 2007. The amortization expense on the NBG intangible asset was $115,000 in 2009, 2008 and 2007.

Other expenses, which includes loan collateral expenses, software expenses, amortization of low income housing tax credit partnerships, ATM and debit card processing fees, internet banking fees and other operational expenses, decreased $321,000, or 5%, in 2009 as compared to 2008. The primary reason for the decreases in other expense for both periods was a $260,000 decrease in expenses related to the payment of costs for taxes, insurance, and other loan collateral expenses associated with the loan collection process. Additionally, ATM and debit card processing expenses decreased by $115,000 as compared to 2008. Other expenses increased $581,000, or 9%, in 2008 as compared to 2007 due to changes in a variety of expense accounts. The largest increases in 2008 can be attributed to a $382,000 increase in costs associated with loan collection, and a $122,000 increase in correspondent bank charges due to the Company converting to Check 21. In addition, the amortization expense associated with the Company’s investments in partnerships that develop low-income housing increased by $118,000 in 2008.

Provision for Loan Losses

The provision for loan losses in 2009 was $7.1 million, compared to $7.2 million in 2008 and $5.5 million in 2007. We decreased the provision for loan losses slightly in 2009 due to decreases in nonperforming loans and impaired loans. The decreases in the specific allocations in the allowance for loan losses related to these segments of the loan portfolio were mostly offset by an increase in the unallocated portion of the allowance for loan losses to address the impact of the current economic environment on our loan portfolio. Nonperforming loans decreased $8.5 million to $17.5 million at December 31, 2009 from $26 million at December 31, 2008, and impaired loans decreased by $33.4 million to $46.3 million at December 31, 2009 from $79.7 million at December 31, 2008. See the “Allowance for Loan Loss” section under “Financial Condition” for further discussion of these decreases. In addition, net loan charge-offs were $6.9 million, or 1% of average loans, in 2009 as compared to $6 million, or 0.86% of average loans, in 2008 and $6.1 million, or 0.86% of average loans, in 2007. See the Note 7 for further discussion of the change in the allowance for loan losses.

Income Taxes

The provision for income taxes decreased $155,000, or less than 1%, to $3.0 million in 2009, decreased $4.1 million, or 57%, to $3.1 million in 2008, and decreased $718,000 million, or 9%, to $7.3 million in 2007. The effective tax rates for 2009, 2008 and 2007 were 27%, 34%, and 38%. The decrease in the tax rate for 2009 was primarily due to increased tax exempt income on investments and tax credits relative to the level of taxable income.

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

Loans are the highest yielding component of earning assets. Average loans were $13.8 million, or 2% lower in 2009 than in 2008. Average loans were $8.8 million, or 1% lower in 2008 than in 2007. Average loans comprised 79% of total earning assets on average in 2009, 80% in 2008 and 84% in 2007. The yield on loans averaged 7.09% in 2009, 7.59% in 2008, and 9.35% in 2007.

The reduction in the loan portfolio during 2009 was $56.2 million, or 8%. Commercial loans decreased $45 million, or 15%, commercial real estate loans increased $33 million, or 12%, construction loans decreased $37.9 million, or 38%, and homes equity lines and consumer loans decreased $6.2 million in 2009. Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase in 2010.

Nonperforming Assets: Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and other real estate owned. We had other real estate owned property of $17.4 million at December 31, 2009, as compared to $12.6 million at December 31, 2008. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2009	2008	2007	2006	2005

	(In Thousands)

Nonperforming loans
Nonaccrual loans	$12,738	$20,593	$9,673	$5,176	$5,090
Accruing loans past due 90 days or more	1,000	5,411	1,665	708	981
Troubled debt restructuring	3,754	—	—	748	—

Total nonperforming loans	17,492	26,004	11,338	6,632	6,071
Real estate owned	17,355	12,617	4,445	717	105

Total nonperforming assets	$34,847	$38,621	$15,783	$7,349	$6,176

Allowance for loan losses to portfolio loans	2.00%	1.81%	1.64%	1.69%	1.52%
Allowance for loan losses to nonperforming loans	75%	50%	104%	183%	176%
Nonperforming loans to portfolio loans	2.67%	3.66%	1.59%	0.92%	0.86%
Nonperforming assets to total assets	3.47%	3.84%	1.56%	0.79%	0.69%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $1.4 million, $1.9 million, and $865,000, in 2009, 2008, and 2007, respectively. The Company had no relationships that represented more than 10% of nonaccrual loans as of December 31, 2009.

TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected. The Company had one $3.8 million loan classified as a TDR as of December 31, 2009. This is a commercial relationship that has been classified as a TDR since the third quarter of 2009. When this loan was restructured, it was converted into two separate loans. One of the loans was charged off, and the other loan was made at market terms. The Company expects the second loan to return to performing status in 2010.

Total nonperforming loans at December 31, 2009, were $17.5 million, or 2.67% of portfolio loans, a decrease of $8.5 million from $26 million at December 31, 2008, and an increase of $6.2 million from $11.3 million at December 31, 2007. The decrease in nonperforming loans at December 31, 2009 as compared to December 31, 2008 is due to a $7.9 million decrease in nonaccrual loans and a $4.4 million decrease in accruing loans past due 90 days or more. These decreases were partially offset by a $4.7 million increase in other real estate owned.

Loans Measured for Impairment, Other Real Estate Owned and Potential Problem Loans: At December 31, 2009, the Company had $63.6 million in loans measured for impairment and OREO as compared to $92.3 million at December 31, 2008. At December 31, 2009, management had identified potential problem loans of $17 million as compared to potential problem loans of $21.6 million at December 31, 2008. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans. The $4.6 million decrease in potential problem loans from December 31, 2009 from December 31, 2008 is primarily due to the transfer of one multi-unit condominium project and three condominiums to OREO in 2009. This decrease was partially offset by the addition of one land development loan and one construction loan.

At December 31, 2009 and 2008 the Company held $17.4 million and $12.6 million, respectively, as OREO which consists of $12.8 million in condominiums, $3.7 million in residential lots in various stages of development, $498,000 in commercial property and $365,000 in single family residences. All OREO property is located in Alaska. The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property. These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral. If the loan has not yet matured, the debtor may cure the events of default up to the time of sale to retain their interest in the collateral. Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale. During 2009, additions to OREO totaled $12.4 million and included $9.7 million in condominiums, including one $7.7 million, 49-unit development, $1.4 million in single family residences, $1.1 million in residential lots, and $326,000 in other properties. During 2009, the Company received approximately $9.1 million in proceeds for the sale of OREO which included $5.0 million from the sale of condominiums, $2.5 million from the sale of single family residences, $1.1 million from the sale of commercial properties, and $589,000 from the sale of residential lots.

The Company recognized $548,000 in gains and $101,000 in losses on the sale of fifty individual OREO properties in 2009. The Company also amortized $6,000 in deferred gain on a 2007 sale for a net gain of $453,000 for the year ended December 31, 2009. The Company deferred $96,000 in gains on the sale of three OREO properties in 2009. During 2008, the Company received approximately $2.6 million in proceeds from the sale of several owned properties and recognized net gains on sales of $45,000. During 2007, the Company sold two owned properties and recognized a gain on sale of $110,000. An additional $432,000 of gain was deferred in 2007 and will be recognized using the installment method. Total deferred gain on the sale of OREO at December 31, 2009 is $522,000. In 2010, the Company expects to realize the gains deferred in 2009.

The Company recognized impairments of $825,000 and $2 million in 2009 and 2008, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets. There was no impairment recorded in 2007.

The following summarizes OREO activity in 2009:

December 31,	2009	2008	2007

	(In Thousands)

Balance, beginning of the year	$12,617	$4,445	$717
Transfers from loans	12,441	9,395	4,486
Investment in other real estate owned	1,699	3,273	—
Proceeds from the sale of other real estate owned	(9,120)	(2,583)	(1,300)
Gain on sale of other real estate owned, net	453	45	110
Deferred gain on sale of other real estate owned	90	—	432
Impairment on other real estate owned	(825)	(1,958)	—

Balance, End of Year	$17,355	$12,617	$4,445

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

In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. With regard to our appraisal process, the Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on our evaluation of the facts and circumstances on a case by case basis. Appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrant an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. The specific allowance on impaired loans at December 31, 2009, is $1.9 million, or 12% of total loans that are specifically impaired.

When the Company determines that a loss has occurred on an impaired loan, a charge off equal to the difference between carrying value and fair value is done. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge off is done. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total charge off rate for nonperforming loans as of December 31, 2009 is 18%. The Allowance coverage ratios are affected by charge offs.

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

Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process. The Company has $62.6 million in construction loans at December 31, 2009, and $7.3 million of those loans have interest reserves as of December 31, 2009. Management does not consider construction loans with interest reserves to be a material component of the portfolio for purposes of the Allowance calculation.

Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis. In 2009, management developed a more rigorous migration analysis for unidentified loan portfolio risk. The Company’s five year average ratio of charge offs to average loans was 0.61% at December 31, 2009. For 2009, the ratio of charge offs to average loans was 0.99% as compared to 0.86% in 2008. During the same five year period, the five year average ratio of unallocated reserves to unallocated loans was 1.27%. The ratio of unallocated reserves to unallocated loans was 1.49% at December 31, 2009 as compared to 1.14% at December 31, 2008. The unallocated portion of the Allowance at December 31, 2009 increased to $7.2 million from $5.2 million at December 31, 2008. This increase reflects management’s belief that the current economic environment, the increased charge off ratios discussed above, and historical experience with unidentified risk in the loan portfolio supports a level of unallocated reserves above the previously established range for unallocated reserve as a percentage of total reserve. At December 31, 2009, the unallocated reserve as a percentage of total reserves was 55% as compared to 41% of total reserves at December 31, 2008. The level of the unallocated portion of the Allowance also reflects management’s belief that there is higher inherent risk in the remaining portfolio in today’s lending environment.

Our banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

At December 31, 2009, nonperforming loans decreased to $17.5 million, or 2.67% of portfolio loans as compared to $26 million, or 3.66% of portfolio loans at December 31, 2008. The coverage ratio of the allowance for loan losses verses nonperforming loans increased to 75% in 2009 as compared to a coverage ratio of 50% in 2008. The decrease in nonperforming loans and potential problem loans has been factored into the Company’s methodology for analyzing its allowance on a consistent basis. The Company has also taken steps to improve its credit quality including the formation of a Quality Assurance department to provide independent, detailed financial analysis of its largest, most complex loans, which it believes will help to improve its credit quality in the future. The increased ratio of the allowance for loan losses verses nonperforming loans is the result of the decrease in nonperforming loans and the increase in the unallocated portion of the Allowance noted above. Management believes that at

December 31, 2009, the allowance is adequate to cover losses that are probable in light of our current loan portfolio and existing economic conditions.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events could result in adjustment to the allowance for loan losses, and net income could be significantly affected, if circumstances differed substantially from the assumptions used in making the final determination.

The following table shows the allocation of the allowance for loan losses for the periods indicated:

December 31,	2009		2008		2007		2006		2005

		% of Total		% of Total		% of Total		% of Total		% of Total
Balance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(Dollars in Thousands)

Commercial	$3,962	38%	$5,558	41%	$6,496	40%	$8,208	40%	$6,913	41%
Construction	1,365	9%	1,736	14%	940	19%	330	21%	246	19%
Real estate term	565	46%	306	38%	1,661	34%	964	33%	1,214	35%
Home equity lines and other consumer	50	7%	61	7%	16	7%	6	6%	37	5%
Unallocated	7,166	0%	5,239	0%	2,622	0%	2,617	0%	2,296	0%

Total	$13,108	100%	$12,900	100%	$11,735	100%	$12,125	100%	$10,706	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated:

December 31,	2009	2008	2007	2006	2005

	(In Thousands)

Balance at beginning of period	$12,900	$11,735	$12,125	$10,706	$10,764
Charge-offs:
Commercial loans	(3,372)	(4,187)	(4,291)	(2,545)	(1,552)
Construction loans	(1,308)	(1,004)	(2,982)	—	(100)
Real estate loans	(2,478)	(1,402)	(599)	—	—
Home equity and other consumer loans	(509)	(132)	(45)	(72)	(63)

Total charge-offs	(7,667)	(6,725)	(7,917)	(2,617)	(1,715)

Recoveries:
Commercial loans	736	577	1,723	1,086	418
Construction loans	7	61	50	—	15
Real estate loans	11	3	—	355	15
Home equity and other consumer loans	55	50	21	31	39

Total recoveries	809	691	1,794	1,472	487

Charge-offs net of recoveries	(6,858)	(6,034)	(6,123)	(1,145)	(1,228)

Allowance aquired with Alaska First acquisition	—	—	220	—	—
Provision for loan losses	7,066	7,199	5,513	2,564	1,170

Balance at end of period	$13,108	$12,900	$11,735	$12,125	$10,706

Ratio of net charge-offs to average loans outstanding during the period	1.00%	0.86%	0.86%	0.16%	0.18%

The increase in real estate charge offs in 2009 as compared to 2008 is related to one borrower. The increase in real estate charge offs in 2008 as compared to 2007 related to two borrowers. Management has consistently applied its methodology for calculating the allowance for loan losses from period-to-period, and the unallocated portion of the allowance has increased in 2009 to address the impact of the current economic environment on our loan portfolio.

Credit Authority and Loan Limits: All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.

Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $20 million at December 31, 2009. At December 31, 2009, the Company had four relationships whose total direct and indirect commitments exceeded $20 million; however, no individual direct relationship exceeded the limit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

Loan Policy: Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan reviews by experienced officers who examine quality, loan documentation, and compliance with laws and regulations. Our Quality Assurance department also provides independent, detailed financial analysis of our largest, most complex loans. In addition, the department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them. Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality. The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.

Loans Receivable: Loans receivable decreased to $655 million at December 31, 2009, compared to $711.3 million and $714.8 million at December 31, 2008 and 2007, respectively. At December 31, 2009, 65% of the portfolio was scheduled to mature or reprice in 2010 with 31% scheduled to mature or reprice between 2011 and 2014. Future growth in loans is generally dependent on new loan demand and deposit growth, constrained by our policy of being “well-capitalized” as determined by the FDIC.

Loan Portfolio Composition: The following table sets forth at the dates indicated our loan portfolio composition by type of loan:

December 31,	2009		2008		2007		2006		2005

		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total

	(Dollars in Thousands)

Commercial loans	$248,205	37.89%	$293,249	41.23%	$284,956	39.87%	$287,281	40.06%	$287,617	40.79%
Real estate loans:
Construction	62,573	9.55%	100,438	14.12%	138,070	19.32%	153,059	21.35%	131,532	18.66%
Real estate term	301,816	46.08%	268,864	37.80%	243,245	34.03%	237,599	33.14%	252,395	35.80%
Home equity lines and other consumer	45,243	6.91%	51,447	7.23%	51,274	7.17%	42,140	5.88%	36,519	5.18%

Total	657,837	100.43%	713,998	100.39%	717,545	100.38%	720,079	100.42%	708,063	100.43%
Less:
Unearned purchase discount	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Unearned loan fees net of origination costs	(2,798)	-0.43%	(2,712)	-0.39%	(2,744)	-0.38%	(3,023)	-0.42%	(3,004)	-0.43%

Net loans	$655,039	100.00%	$711,286	100.00%	$714,801	100.00%	$717,056	100.00%	$705,059	100.00%

The following table presents at December 31, 2009, the aggregate maturity and repricing data of our loan portfolio:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

		(In Thousands)

Commercial	$100,365	$102,233	$45,607	$248,205
Construction	57,815	4,758	—	62,573
Real estate term	28,608	97,168	176,040	301,816
Home equity lines and other consumer	1,130	9,355	34,758	45,243

Total	$187,918	$213,514	$256,405	$657,837

Fixed interest rate	$92,136	$87,440	$45,739	$225,315
Floating interest rate	95,782	126,074	210,666	432,522

Total	$187,918	$213,514	$256,405	$657,837

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 38% of our total loans outstanding as of December 31, 2009 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin. The majority of these loans reprice to an index based upon the prime rate of interest. In 2008, the Company began to implement floors in its loans as they were originated or renewed during the year.

Construction Loans:

Land Development: We are a major land development and residential construction lender. At December 31, 2009 and 2008, we had $27.4 million and $39 million, respectively, of residential subdivision land development loans outstanding, or 5%, respectively, in each year of total loans.

One-to-Four-Family Residences: We financed approximately 42% of the single-family houses constructed in Anchorage in 2009. We originated one-to-four-family residential construction loans to builders for construction of homes. At December 31, 2009 and 2008, we had $36.5 million and $39.8 million, respectively, of one-to-four-family residential and condominium construction loans, or 5% and 6% of total loans. Of the homes under construction at December 31, 2009 and 2008, for which these loans had been made, 52% and 33% were subject to sale contracts between the builder and homebuyers who were pre-qualified for loans, usually with other financial institutions.

The Company’s construction loans decreased from $100.4 million in 2008 to $62.3 million in 2009 due to the continued decrease in new construction activity. The Company expects continued slowness in residential construction in 2010. However, due to its efforts to maintain market share, it expects its construction loan totals to remain constant in 2010.

Commercial Construction: We also provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.

Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2009, our commercial real estate loans were $301.8 million, or 46% of our loan portfolio, an increase over $268.9 million, or 38% of our loan portfolio at December 31, 2008. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 62% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, and 10% reset on either a daily or monthly basis. The indices for these loans have historically been prime or the respective Treasury rate. In 2008, the Company began to use the interest rates of the Federal Home Loan Bank of Seattle as an additional index. In addition, the Company began to implement floors in its interest rates for loans originated or renewed during the year.

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

Purchased Loans: During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML Holding Company, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. All loans purchased and sold in 2009 were newly originated loans that did not affect nonperforming loans. The Company purchased and sold $75.1 million in residential loans during 2009 and recognized $64,000 in gains related to these transactions in the 2009. There were no loans held for sale as of December 31, 2009, but the Company may resume this program in the future.

Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities: In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not reflected on our balance sheet. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations.

As of December 31, 2009 we had commitments to extend credit of $166.7 million which were not reflected on our balance sheet. Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. For additional information regarding the Company’s off-balance sheet arrangement, see Note 20 and the “Liquidity and Resources”.

As of December 31, 2009 we had standby letters of credit of $16.9 million which were not reflected on our balance sheet. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness. Our total unfunded lending commitments at December 31, 2009, were $133.6 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time.

Investments and Investment Activities

General: Our investment portfolio consists primarily of government sponsored entity securities, corporate bonds, and municipal securities. Investment securities totaled $187.4 million at December 31, 2009, an increase of $35 million, or 23%, from year-end 2008. The average maturity of the investment portfolio was approximately two years at December 31, 2009.

Investment securities designated as available for sale comprised 95% of the portfolio and are available to meet liquidity requirements. Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2009 and 2008, $17.7 million and $67.4 million in securities were pledged for deposits and borrowings, respectively. Pledged securities decreased at December 31, 2009 as compared to December 31, 2008 because the Company had fewer secured deposits at December 31, 2009. As the Company’s core deposits increased in 2009, we allowed public, secured deposits to mature.

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

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized	Fair
	Cost	Value

	(In thousands)

Securities Available for Sale:
2009:
U.S. Treasury	$500	$502
U.S. Government Sponsored Entities	140,871	141,498
Muncipal Securities	6,184	6,270
U.S. Agency Mortgage-backed Securities	85	87
Corporate Bonds	28,242	29,802

Total	$175,882	$178,159

2008:
U.S. Treasury
U.S. Government Sponsored Entities	$110,882	$112,584
Muncipal Securities	5,054	4,881
U.S. Agency Mortgage-backed Securities	345	361
Corporate Bonds	23,203	23,184

Total	$139,484	$141,010

2007:
U.S. Treasury	$4,977	$4,982
U.S. Government Sponsored Entities	134,370	134,738
U.S. Agency Mortgage-backed Securities	466	465
Corporate Bonds	7,813	7,824

Total	$147,626	$148,009

Securities Held to Maturity:
2009:
Municipal Securities	$7,285	$7,516

Total	$7,285	$7,516

2008:
Municipal Securities	$9,431	$9,502

Total	$9,431	$9,502

2007:
Municipal Securities	$11,701	$11,748

Total	$11,701	$11,748

For the periods ending December 31, 2009, 2008, and 2007, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each year. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2009, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the twelve-month period ending December 31, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Fair Value, Maturities and Weighted Average Yields: The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2009:

	Maturity

	Within			Over
	1 Year	1-5 Years	5-10 Years	10 Years	Total

		(Dollars In Thousands)

Securities Available for Sale:
U.S. Treasury
Balance	$—	$502	$—	$—	$502
Weighted Average Yield	0.00%	0.80%	0.00%	0.00%	0.00%
U.S. Government Sponsored Entities
Balance	20,010	118,531	2,957	—	141,498
Weighted Average Yield	0.76%	2.65%	3.00%	0.00%	2.39%
Municipal Securities
Balance	—	1,179	2,875	2,216	6,270
Weighted Average Yield	0.00%	3.49%	4.93%	4.75%	4.60%
U.S. Agency Mortgage-backed Securities
Balance	—	—	87	—	87
Weighted Average Yield	0.00%	0.00%	4.57%	0.00%	4.57%
Corporate Bonds
Balance	—	28,385	1,417	—	29,802
Weighted Average Yield	0.00%	4.51%	4.82%	0.00%	4.53%
Total
Balance	$20,010	$147,418	$4,461	$0	$171,889
Weighted Average Yield	0.76%	2.99%	4.12%	4.75%	2.80%
Securities Held to Maturity:
Municipal Securities
Balance	$1,437	$4,164	$1,915	$—	$7,516
Weighted Average Yield	3.76%	3.95%	4.38%	0.00%	4.02%

At December 31, 2009, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Purchased Receivables

General:   We purchase accounts receivable from our business customers and provide them with short-term working capital. We provide this service to our customers in Alaska and in Washington and Oregon through NFS.

Our purchased receivable balances decreased in 2009 to $7.3 million, as compared to $19.1 million in 2008. This decrease is primarily due to the fact that two of the Company’s purchased receivable customers sold all or a portion of their businesses and used those proceeds to repay substantially all of their purchased receivable balances at the end of the six-month period ending June 30, 2009. The Company expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.

Policy and Authority Limits:   Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits. The policies are reviewed and approved annually by the Board of Directors.

Liabilities

Deposits

General: Deposits are our primary source of funds. Total deposits increased 1% to $853.1 million at December 31, 2009, compared with $843.3 million at December 31, 2008, and $867.4 million at December 31, 2007. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

Average Balances and Rates: The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2009		2008		2007		2006		2005

	Average	Average	Average	Average	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid	balance	rate paid

	(Dollars in Thousands)

Interest-bearing demand accounts	$115,065	0.15%	$97,171	0.59%	$85,192	1.39%	$78,872	1.05%	$65,890	0.56%
Money market accounts	127,651	0.58%	187,779	1.76%	186,722	3.95%	151,871	3.99%	139,331	2.78%
Savings accounts	169,812	0.73%	187,225	1.84%	234,780	3.73%	254,209	3.98%	207,277	3.02%
Certificates of deposit	173,777	2.10%	145,153	3.34%	95,961	4.25%	94,595	3.51%	138,284	2.52%

Total interest-bearing accounts	586,305	0.99%	617,328	1.97%	602,655	3.55%	579,547	3.51%	550,782	2.54%
Noninterest-bearing demand accounts	241,547		212,447		196,313		185,958		182,535

Total average deposits	$827,852		$829,775		$798,968		$765,505		$733,317

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2009, we had $144.9 million in certificates of deposit, of which $100 million, or 69%, are scheduled to mature in 2010. At December 31, 2009, the Company’s certificates of deposit decreased to $144.9 million as compared to $173.4 million at December 31, 2008 due to a decrease in certificates of deposit sold to the Alaska Permanent Fund as described more fully below. The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. At December 31, 2009, the Company had $3.3 million in CDARS certificates of deposits as compared to $12.2 million at December 31, 2008.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2009, was $104.8 million, a decrease of $3.3 million as compared to the balance of $108.1 million at December 31, 2008 as customers moved from the Alaska CD account to other interest-bearing accounts.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. We did not hold any certificates of deposit for the Alaska Permanent Fund at December 31, 2009. As of December 31, 2008, we held $45 million in certificates of deposit for the Alaska Permanent Fund while at December 31, 2007 we did not hold any certificates of deposit for the entity.

Borrowings

FHLB: At December 31, 2009, our maximum borrowing line from the FHLB was equal to $99 million, approximately 10% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. There was no outstanding balance on this line at December 31, 2009. At December 31, 2008 there was $11.0 million outstanding on the line. The decrease in the outstanding balance of the line at December 31, 2009 as compared to December 31, 2008 was the result of the early pay off of the advances in September 2009. The advances had a blended rate of 5.05% and an average remaining life of over 8 years. A resulting $718,000 prepayment penalty reduced earnings per share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per share in 2010 and additional amounts in future years.

Federal Reserve Bank: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2009, and 2008, was $690,000 and $490,000, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $117.8 million of loans as collateral to secure advances made through the discount window on December 31, 2009. There were no discount window advances outstanding at December 31, 2009 and 2008.

Other Long-term Borrowings: The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.0 million. At December 31, 2009, the outstanding balance on this loan was $4.9 million. This loan has a maturity date of April 1, 2014.

Other Short-term Borrowings: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2009, and 2008, was $690,000 and $490,000, respectively, which was secured by investment securities.

Securities sold under agreements to repurchase were $6.7 million and $1.6 million, respectively, for December 31, 2009 and 2008. The average balance outstanding of securities sold under agreements to repurchase during 2009 and 2008 was $4.3 million and $8.6 million, respectively, and the maximum outstanding at any month-end was $9.1 million and $11.6 million, respectively, during the same time periods. The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company did not have any other short-term borrowings at December 31, 2009. At December 31, 2008, the Company had $12 million in overnight advances outstanding from correspondent banks. These advances were repaid on January 2, 2009. There were no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity at December 31, 2009 or December 31, 2008.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within			Over
December 31, 2009	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In Thousands)

Certificates of deposit	$100,099	$44,251	$479	$22	$144,851
Short-term debt obligations	7,423	—	—	—	7,423
Long-term debt obligations	132	287	4,478	—	4,897
Junior subordinated	—	—	—	18,558	18,558
debentures
Operating lease obligations	888	1,450	863	4,735	7,936
Other long-term liabilities	412	—	—	—	412

Total	$108,954	$45,988	$5,820	$23,315	$184,077

	Payments Due by Period

	Within			Over
December 31, 2008	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In Thousands)

Certificates of deposit	$144,726	$27,815	$804	$22	$173,367
Short-term debt obligations	14,120	—	—	—	14,120
Long-term debt obligations	1,517	3,056	2,502	8,911	15,986
Junior subordinated	—	—	—	18,558	18,558
debentures
Operating lease obligations	844	1,563	845	5,089	8,341
Other long-term liabilities	1,811	—	—	1,811

Total	$163,018	$32,434	$4,151	$32,580	$232,183

Long-term debt obligations consist of (a) $4.9 million amortizing note that was assumed by the NBL on July 1, 2008, when the Company’s main office facility was purchased that matures on April 1, 2014 and bears interest at 5.95%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bear interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described in Note 20 of the Company’s Financial Statements attached to this report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. The investment in USA 57 is expected to be fully funded in 2010.

Stockholder’s Equity

The Company’s total stockholders’ equity at December 31, 2009 was $111 million, an increase of $6.3 million or 6% from December 31, 2008.

Liquidity and Capital Resources

The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to the Company. Given that the Bank is currently “well-capitalized”, the Company expects to continue to receive dividends from the Bank.

Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at December 31, 2009, were $183.6 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2009, were $853.1 million.

On February 18, 2010, the Board of Directors approved payment of a $0.10 per share dividend on March 19, 2010, to shareholders of record on March 9, 2010. This dividend is consistent with the Company’s dividends that were declared and paid in 2009.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2009, our current assets were $295.7 million and our funds available for borrowing under our existing lines of credit were $186.2 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We have purchased 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which leaves a balance of 227,242 shares available under the stock repurchase program. No shares were repurchased in 2009. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2007, 2006, and 2005, by 137,500, 17,500, and 308,642 shares respectively. The Company did not repurchase any of its shares in 2009 or 2008. The table below shows this effect on diluted earnings per share.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2009	$1.20	$1.08
2008	$0.95	$0.85
2007	$1.80	$1.64
2006	$1.99	$1.83
2005	$1.64	$1.56

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $329,000 in 2009. At December 31, 2009, the securities had an interest rate of 3.42%.

On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $239,000 in 2009. At December 31, 2009, the securities had an interest rate of 1.62%.

Our shareholders’ equity at December 31, 2009, was $111 million, as compared to $104.6 million at December 31, 2008. The Company earned net income of $7.7 million during 2009 and issued 40,000 shares through the exercise of stock options. The Company did not repurchase any shares of its common stock in 2009. At December 31, 2009, the Company had 6.4 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2009, that the Company and Northrim Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2009, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Based on recent turmoil in the financial markets and the elevated level of the Company’s loans measured for impairment and OREO, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2010, exceeding the FDIC’s “well-capitalized” capital requirement classification. The capital ratio for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately -	Well -	Actual	Actual
December 31, 2009	Capitalized	Capitalized	Ratio BHC	Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	13.98%	13.05%
Total risk-based capital	8.00%	10.00%	15.24%	14.30%
Leverage ratio	4.00%	5.00%	12.13%	11.33%

(See Note 21 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

Effects of Inflation and Changing Prices: The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities. In addition, inflation has an impact on our customers’ ability to repay their loans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Note Regarding Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

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

In order to control interest rate risk in a rising interest rate environment, our philosophy is to shorten the average maturity of the investment portfolio and emphasize the pricing of new loans on a floating rate basis in order to achieve a more asset sensitive position, thereby allowing quicker repricings and maximizing net interest income. Conversely, in a declining interest rate environment, our philosophy is to lengthen the average maturity of the investment portfolio and emphasize fixed rate loans, thereby becoming more liability sensitive. In each case, the goal is to exceed our targeted net interest income range without exceeding earnings risk parameters.

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

Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2009. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2009
	Within 1 year	1-5 Years	≥5 years	Total

		(In Thousands)

Interest -Earning Assets:
Overnight investments	$47,326	$—	$—	$47,326
Investment securities	62,726	113,967	10,754	187,447
Loans:
Commercial	188,510	51,043	2,132	241,685
Real estate construction	59,852	1,968	—	61,820
Real estate term	159,146	133,391	4,574	297,111
Installment and other consumer	17,325	15,424	11,735	44,484

Total interest-earning assets	$534,885	$315,793	$29,195	$879,873
Percent of total interest-earning assets	61%	36%	3%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$134,899	$—	$—	$134,899
Money market accounts	125,339	—	—	125,339
Savings accounts	171,487	—	—	171,487
Certificates of deposit	98,027	46,801	23	144,851
Short-term borrowings	7,423	—		7,423
Long-term borrowings	999	3,898	—	4,897
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	$556,732	$50,699	$23	$607,454
Percent of total interest-bearing liabilities	92%	8%	0%	100%

Interest sensitivity gap	$(21,847)	$265,094	$29,172	$272,419
Cumulative interest sensitivity gap	$(21,847)	$243,247	$272,419
Cumulative interest sensitivity gap as a percentage of total assets	-2%	24%	27%

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

Based on the results of the simulation models at December 31, 2009, we expect an increase in net interest income of $873,000 and an increase of $42,000 in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively. As indicated in the table above, at December 31, 2009, the Company’s interest-bearing liabilities reprice or mature faster than the Company’s earning assets by a margin of $21.8 million over the next 12 months. The results of the simulation model indicate an increase in net interest income in a falling rate environment and a slight increase in net interest income in a rising rate environment. The similar results between the 100 basis point increase and decrease are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates.

Item 8. Financial Statements And Supplementary Data

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northrim BanCorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska
March 15, 2010

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008

	(In Thousands Except Share Amounts)

Assets
Cash and due from banks	$19,395	$30,925
Overnight investments	47,326	6,905
Domestic certificates of deposit	—	9,500
Investment securities held to maturity	7,285	9,431
Investment securities available for sale	178,159	141,010
Investment in Federal Home Loan Bank stock	2,003	2,003

Total Portfolio Investments	187,447	152,444
Loans	655,039	711,286
Allowance for loan losses	(13,108)	(12,900)

Net Loans	641,931	698,386
Purchased receivables	7,261	19,075
Accrued interest receivable	3,986	4,812
Premises and equipment, net	28,523	29,733
Goodwill and intangible assets	8,996	9,320
Other real estate owned	17,355	12,617
Other assets	40,809	32,675

Total Assets	$1,003,029	$1,006,392

Liabilities
Deposits:
Demand	$276,532	$244,391
Interest-bearing demand	134,899	101,065
Savings	66,647	58,214
Alaska CDs	104,840	108,101
Money market	125,339	158,114
Certificates of deposit less than $100,000	64,652	76,738
Certificates of deposit greater than $100,000	80,199	96,629

Total Deposits	853,108	843,252
Borrowings	12,320	30,106
Junior subordinated debentures	18,558	18,558
Other liabilities	8,023	9,792

Total Liabilities	892,009	901,708

Shareholders’ Equity
Common stock, $1 par value, 10,000,000 shares authorized, 6,371,455 and 6,331,372 shares issued and outstanding at December 31, 2009 and 2008, respectively	6,371	6,331
Additional paid-in capital	52,139	51,458
Retained earnings	51,121	45,958
Accumulated other comprehensive income-net unrealized gains/losses on available for sale on investment securities	1,341	901

Total Northrim Bancorp Shareholders’ Equity	110,972	104,648

Noncontrolling interest	48	36

Total Shareholder’s Equity	111,020	104,684

Commitments and contingencies	—	—

Total Liabilities and Shareholders’ Equity	$1,003,029	$1,006,392

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

	(In Thousands Except Per Share Amounts)

Interest Income
Interest and fees on loans	$48,830	$53,287	$66,463
Interest on investment securities-available for sale	4,134	5,066	4,120
Interest on investment securities-held to maturity	365	427	499
Interest on overnight investments	103	429	2
Interest on domestic certificates of deposit	58	507	1,983

Total Interest Income	53,490	59,716	73,067
Interest Expense
Interest expense on deposits and borrowings	7,069	13,902	23,237

Net Interest Income	46,421	45,814	49,830
Provision for loan losses	7,066	7,199	5,513

Net Interest Income After Provision for Loan Losses	39,355	38,615	44,317
Other Operating Income
Service charges on deposit accounts	2,983	3,283	3,116
Equity in earnings from mortgage affiliate	2,349	595	454
Purchased receivable income	2,106	2,560	2,521
Employee benefit plan income	1,739	1,451	1,194
Electronic banking income	1,542	1,193	914
Equity in loss from Elliott Cove	(115)	(106)	(93)
Other income	2,933	2,423	1,848

Total Other Operating Income	13,537	11,399	9,954

Other Operating Expense
Salaries and other personnel expense	22,174	20,996	20,700
Occupancy	3,687	3,399	2,957
Insurance expense	2,715	1,779	465
OREO expense net, including impairment	1,572	2,558	(20)
Professional and outside services	1,336	1,498	1,167
Marketing expense	1,317	1,558	1,617
Equipment expense	1,218	1,233	1,350
Prepayment penalty on long term debt	718	—	—
Intangible asset amortization expense	323	347	337
Other expense	6,750	7,071	6,490

Total Other Operating Expense	41,810	40,439	35,063

Income Before Income Taxes	11,082	9,575	19,208
Provision for income taxes	2,967	3,122	7,260

Net Income	8,115	6,453	11,948
Less: Net income attributable to the noncontrolling interest	388	370	290

Net income attributable to Northrim Bancorp	$7,727	$6,083	$11,658

Earnings Per Share, Basic	$1.22	$0.96	$1.82

Earnings Per Share, Diluted	$1.20	$0.95	$1.80

Weighted Average Shares Outstanding, Basic	6,345,948	6,358,595	6,400,974

Weighted Average Shares Outstanding, Diluted	6,417,057	6,388,681	6,485,972

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total

	(In Thousands)

Balance as of January 1, 2007	6,114	$6,114	$46,379	$43,212	$(287)	$29	$95,447
Cash dividend declared	—	—	—	(3,560)	—	—	(3,560)
Stock dividend	301	301	6,941	(7,242)			—
Stock option expense	—	—	578	—	—	—	578
Exercise of stock options	23	23	50	—	—	—	73
Excess tax benefits from share-based payment arrangements	—	—	108	—	—	—	108
Treasury stock buy-back	(138)	(138)	(3,258)	—	—	—	(3,396)
Distributions to noncontrolling interest	—	—	—	—	—	(295)	(295)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	512	—	512

Net Income attributable to the noncontrolling interest						290	290
Net Income attributable to Northrim Bancorp	—	—	—	11,658	—	—	11,658

Total Comprehensive Income							12,170

Balance as of December 31, 2007	6,300	$6,300	$50,798	$44,068	$225	$24	$101,415
Cash dividend declared	—	—	—	(4,193)	—	—	(4,193)
Stock option expense	—	—	597	—	—	—	597
Exercise of stock options	31	31	(3)	—	—	—	28
Excess tax benefits from share-based payment arrangements	—	—	66	—	—	—	66
Distributions to noncontrolling interest	—	—	—	—	—	(358)	(358)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	676	—	676

Net Income attributable to the noncontrolling interest						370	370
Net Income attributable to Northrim Bancorp	—	—	—	6,083	—	—	6,083

Total Comprehensive Income							6,759

Balance as of December 31, 2008	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684
Cash dividend declared	—	—	—	(2,564)	—	—	(2,564)
Stock option expense	—	—	648	—	—	—	648
Exercise of stock options	40	40	7	—	—	—	47
Excess tax benefits from share-based payment arrangements	—	—	26	—	—	—	26
Distributions to noncontrolling interest	—	—	—	—	—	(376)	(376)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	440	—	440

Net Income attributable to the noncontrolling interest	—	—	—	—	—	388	388
Net Income attributable to Northrim Bancorp	—	—	—	7,727	—	—	7,727

Total Comprehensive Income							8,167

Balance as of December 31, 2009	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

	(In Thousands)

Operating Activities:
Net income	$8,115	$6,453	$11,948
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security gains	(220)	(146)	—
Depreciation and amortization of premises and equipment	1,635	1,384	1,123
Amortization of software	160	176	240
Intangible asset amortization	323	347	337
Amortization of investment security premium, net of discount accretion	300	72	(500)
Deferred tax (benefit)	(1,496)	(3,638)	(393)
Stock-based compensation	648	597	578
Excess tax benefits from share-based payment arrangements	(26)	(66)	(108)
Deferral of loan fees and costs, net	86	(32)	(279)
Provision for loan losses	7,066	7,199	5,513
Gain on sale of loans held for sale	(64)	—	—
Purchases of loans held for sale	(75 096)	—	—
Proceeds from the sale of loans held for sale	75,160	—	—
Purchased receivable recovery (loss)	166	193	245
(Gain) loss on sale of other real estate owned	(453)	(45)	(110)
Impairment on other real estate owned	825	1,958	—
Distributions (proceeds) in excess of earnings from RML	(492)	49	118
Equity in loss from Elliott Cove	115	106	93
Loss on prepayment of borrowings	718	—	—
(Increase) decrease in accrued interest receivable	826	420	(316)
(Increase) decrease in other assets	(6,503)	1,985	(2,283)
Increase (decrease) of other liabilities	(1,811)	(748)	(22)

Net Cash Provided by Operating Activities	9,982	16,264	16,184

Investing Activities:
Investment in securities:
Purchases of investment securities — available-for-sale	(158,405)	(134,237)	(136,393)
Purchases of investment securities — held-to-maturity	(1,217)	(1,001)	—
Proceeds from maturities of securities — available-for-sale	114,375	119,093	100,126
Proceeds from sales of securities — available-for-sale	7,551	23,371	—
Proceeds from calls/maturities of securities — held-to-maturity	3,360	3,265	70
Proceeds from maturities of domestic certificates of deposit	14,500	55,500	12,345
Purchases of domestic certificates of deposit	(5,000)	(65,000)	(12,345)
(Investment in) cash proceeds from purchased receivables, net	11,648	169	1,501
Investments in loans:
Loan participations	4,516	8,477	8,886
Loans made, net of repayments	32,346	(20,359)	(2,502)
Proceeds from sale of other real estate owned	9,120	2,583	266
Investment in other real estate owned	(1,699)	(3,273)	—
Alaska First acquisition, net of cash received	—	—	12,699
Investment in Elliott Cove	—	(100)	(100)
Loan to Elliott Cove, net of repayments	(121)	108	(48)
Purchases of premises and equipment	(425)	(15,496)	(3,861)
Purchases of software, net of disposals	(103)	(106)	(183)

Net Cash Provided (Used) by Investing Activities	30,446	(27,006)	(19,539)

Financing Activities:
Increase (decrease) in deposits	9,856	(24,124)	24,786
Proceeds from borrowings	—	15,124	5,546
Paydowns on borrowings	(18,504)	(1,788)	(401)
Distributions to noncontrolling interest	(376)	(358)	(295)
Proceeds from issuance of common stock	47	28	73
Excess tax benefits from share-based payment arrangements	26	66	108
Repurchase of common stock	—	—	(3,396)
Cash dividends paid	(2,586)	(4,182)	(3,542)

Net Cash Provided (Used) by Financing Activities	(11,537)	(15,234)	22,879

Net Increase (Decrease) by Cash and Cash Equivalents	28,891	(25,976)	19,524

Cash and cash equivalents at beginning of period	37,830	63,806	44,282

Cash and Cash Equivalents at End of Year	$66,721	$37,830	$63,806

Supplemental Information:
Income taxes paid	$5,536	$5,657	$8,740
Interest paid	$7,578	$13,708	$23,105
Transfer of loans to other real estate owned	$12,441	$9,395	$4,486
Loans made to facilitate sales of other real estate owned	$2,597	$0	$1,105
Cash dividends declared but not paid	$26	$39	$28

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company and is the parent company of Northrim Bank, a commercial bank that provides personal and business banking services through locations in Anchorage, Eagle River, Wasilla, and Fairbanks, Alaska, and a factoring division in Washington. The bank differentiates itself with a “Customer First Service” philosophy. Affiliated companies include Elliott Cove Capital Management, LLC (“Elliott Cove”), Residential Mortgage Holding Company, LLC (“RML Holding Company”) Northrim Benefits Group, LLC (“NBG”), and Pacific Wealth Advisors, LLC (“PWA”).

Method of accounting: The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, valuation of goodwill and other intangibles, and valuation of other real estate owned (“OREO”). The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its majority-owned subsidiaries that include Northrim Bank, Northrim Building Company (“NBL”), and NISC. All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML Holding Company, Elliott Cove, and PWA using the equity method. Minority interest relates to the minority ownership in NBG.

Segments: Management has determined that the Company operates as a single operating segment. This determination is based on the fact that the chief executive officer reviews financial information and assesses resource allocation on a consolidated basis. Additionally, the aggregate revenue earned through, and total assets of, the insurance brokerage, mortgage lending and wealth management activities are less than 10% of the Company’s consolidated total revenue and total assets.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.

Investment Securities: Securities available for sale are stated at fair value with unrealized holding gains and losses, net of tax, excluded from earnings and reported as a separate component of other comprehensive income, unless an unrealized loss is deemed other than temporary. Gains and losses on available for sale securities sold are determined on a specific identification basis.

Held to maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis. The Company has the ability and intent to hold these securities to maturity.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer. The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value. Because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired. Other factors that may be considered in determining whether a decline in the value is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

Loans, Recognition of Interest Income and Loan Fees: Loans are carried at their principal amount outstanding, net of unamortized fees and direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a non accrual status. Loans are placed on non accrual when management believes doubt exists as to the collectibility of the interest or principal. Cash payments received on non accrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

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

Advertising: Advertising, promotion and marketing costs are expensed as incurred. The Company reported total expenses of $1.3 million, $1.6 million and $1.6 million for each of the periods ending December 31, 2009, 2008, and 2007.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 19, are considered to be common stock equivalents. Incremental shares resulting from stock options were 13,478 and 31,400 at December 31, 2009 and 2007, respectively. There were no dilutive incremental shares resulting from stock options at December 31, 2008. Average incremental shares resulting from stock options were 71,110, 30,086, and 84,998, for 2009, 2008, and 2007, respectively.

Information used to calculate earnings per share was as follows:

	2009	2008	2007

	(In Thousands)

Net income	$7,727	$6,083	$11,658
Basic weighted average common shares outstanding	6,346	6,359	6,401
Dilutive effect of potential common shares from awards granted under equity incentive program	71	30	85

Diluted weighted average common shares outstanding	6,417	6,389	6,486

Earnings per common share
Basic	$1.22	$0.96	$1.82
Diluted	$1.20	$0.95	$1.80

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock for the years 2009 and 2007. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2008 totaled 336,817.

Stock Option Plans: The Company accounts for its stock option plans using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected the modified prospective method for recognition of compensation cost associated with stock-based employee compensation awards. The Company amortizes stock-based compensation expense over the vesting period of each award.

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Concentrations: Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks areas of Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Approximately 88% of the unrestricted revenues of the Alaska state government is funded through various taxes and royalties on the oil industry. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

At December 31, 2009 and 2008, the Company had $310.8 million and $393.7 million, respectively, in commercial and construction loans in Alaska. In addition, the Company has commitments of $262 million to twelve commercial, commercial real estate, and residential construction/land development borrowing relationships at December 31, 2009, of which $191 million were outstanding at December 31, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810-10-65-1, Consolidation, formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting standard established accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this accounting standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted this standard on January 1, 2009 and affected presentation and disclosure items retroactively. The adoption did not significantly impact the Company’s financial condition and results of operations.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets (“SFAS 166”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. This accounting standard addresses practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140 as well as concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the Company’s financial statements for interim and annual periods beginning after January 1, 2010 and must be adopted prospectively, and must be applied to transfers occurring on or after the effective date. The Company is in the process of evaluating impact of FAS 166 on its financial condition and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R) (as amended) (“SFAS 167”). ASU 2009-01 identified SFAS 167 as authoritative until such time that each is integrated into the Codification. The FASB’s objective in issuing this accounting standard is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This accounting standard is effective for the Company’s financial statements for annual and interim periods beginning January 1, 2010 and must be adopted prospectively. The Company does not expect that adoption will impact its financial condition and results of operations.

NOTE 2 — Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2009, was $0.

NOTE 3 — Overnight Investments

Overnight investment balances are as follows:

December 31,	2009	2008

	(In Thousands)

Interest bearing deposits at Federal Home Loan Bank (FHLB)	$255	$348
Interest bearing deposits at Federal Reserve Bank (FRB)	47,071	6,557

Total	$47,326	$6,905

All overnight investments had a one-day maturity.

NOTE 4 —	Investment Securities

The carrying values and approximate fair values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

2009:
Securities available for sale
U.S. Treasury	$500	$2	$—	$502
U.S. Government Sponsored Entities	147,055	1,073	360	147,768
U.S. Agency Mortgage-backed Securities	85	2	—	87
Corporate bonds	28,242	1,576	16	29,802

Total	$175,882	$2,653	$376	$178,159

Securities held to maturity
Municipal securities	$7,285	$231	—	$7,516

Federal Home Loan Bank stock	$2,003	$—	$—	$2,003

2008:
Securities available for sale
U.S. Government Sponsored Entities	$115,936	$1,702	$173	$117,465
U.S. Agency Mortgage-backed Securities	344	22	5	361
Corporate bonds	23,203	251	270	23,184

Total	$139,483	$1,975	$448	$141,010

Securities Held to Maturity
Municipal Securities	$9,431	$98	$27	$9,502

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 were as follows:

	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2009:
Securities Available for Sale
U.S. Government Sponsored Entities	$57,595	$360	$—	$—	$57,595	$360
Corporate Bonds	1,417	16	—	—	1,417	16

Total	$59,012	$376	$—	$—	$59,012	$376

December 31,	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2008:
Securities Available for Sale
U.S. Government Sponsored Entities	$4,881	$173	$—	$—	$4,881	$173
Corporate Bonds	14,021	270	—	—	14,021	270
U.S. Agency Mortgage-backed Securities	14	1	106	4	120	5

Total	$18,916	$444	$106	$4	$19,022	$448

Securities Held to Maturity
Municipal Securities	$2,646	$27	$—	$—	$2,646	$27

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities were caused by interest rate increases. At December 31, 2009 and 2008, there were six and eleven available-for-sale securities in an unrealized loss position of $376,000 and $448,000, respectively. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at December 31, 2009, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

	(In Thousands)

US Treasury and government sponsored entities Within 1 year	$20,000	$20,010	0.76%
1-5 years	119,518	120,212	2.65%
5-10 years	5,855	5,832	3.00%
Over 10 years	2,182	2,216	0.00%

Total	$147,555	$148,270	2.39%

U.S. Agency Mortgage-backed Securities Within 1 year	$—	$—	0.00%
1-5 years	—	—	0.00%
5-10 years	85	87	4.57%
Over 10 years	—	—	0.00%

Total	$85	$87	4.57%

Corporate bonds Within 1 year	$—	$—	0.00%
1-5 years	26,809	28,385	4.51%
5-10 years	1,433	1,417	4.82%
Over 10 years	—	—	0.00%

Total	$28,242	$29,802	4.53%

Municipal securities Within 1 year	$1,419	$1,437	3.76%
1-5 years	4,014	4,164	3.95%
5-10 years	1,852	1,915	4.38%
Over 10 years	—	—	0.00%

Total	$7,285	$7,516	4.02%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

	(In Thousands)

2009:
Available for sale securities	$7,550	$220	$—
Held to maturity securities	$—	$—	$—
2008:
Available for sale securities	$23,371	$146	$—
Held to maturity securities	$—	$—	$—
2007:
Available for sale securities	$8,900	$—	$—
Held to maturity securities	$—	$—	$—

A summary of interest income on available for sale investment securities is as follows:

December 31,	2009	2008	2007

	(In Thousands)

U.S. Treasury	$2	$23	$363
U.S. Government Sponsored Entities	2,505	4,202	3,666
U.S. Agency Mortgage-backed Securities	6	18	20
Other	1,369	651	71

Total taxable interest income	3,882	4,894	4,120

Municipal Securities	252	172	—

Total tax-exempt interest income	252	172	—

Total	$4,134	$5,066	$4,120

Included in investment securities at December 31, 2009 is a required investment in stock of the FHLB of Seattle. The amount of the required investment is based on the Company’s capital stock and lending activity, and amounted to $2.0 million for 2009 and 2008. This security is reported at par value, which represents the Company’s cost. The FHLB of Seattle has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, throughout 2009, and as a result, it did not pay a dividends in 2009. Additionally, it has suspended the repurchase and redemption of outstanding common stock.

The FHLB of Seattle has communicated to the Company that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2009, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 5 —	Loans

The composition of the loan portfolio is presented below:

December 31,	2009	2008

	(In Thousands)

Commercial	$248,205	$293,249
Real estate construction	62,573	100,438
Real estate term	301,816	268,864
Home equity lines and other consumer	45,243	51,447

Sub-total	657,837	713,998
Less: Unearned origination fees, net of origination costs	(2,798)	(2,712)

Total loans	655,039	711,286
Allowance for loan losses	(13,108)	(12,900)

Net Loans	$641,931	$698,386

The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2009, approximately 73% and 27% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Non accrual loans totaled $12.7 million and $20.6 million at December 31, 2009, and 2008, respectively. Interest income which would have been earned on non accrual loans for 2009, 2008, and 2007 amounted to $1.4 million, $1.9 million, and $865,000, respectively.

At December 31, 2009, and 2008, the recorded investment in loans that are considered to be impaired was $46.3 million and $79.7 million, respectively, (of which $12.1 million and $20.4 million, respectively, were on a non accrual basis). A specific allowance of $1.9 million was established for $15.7 million of the $46.3 million of impaired loans in 2009. A specific allowance of $3.2 million was established for $35.1 million of the $79.7 million of impaired loans in 2008. At December 31, 2009 and 2008, the Company had impaired loans $30.6 million and $44.6 million, respectively, for which no specific allowance was taken due to the fact that fair value exceeded book value for these loans. Management determined the fair value of these loans based on the underlying collateral values. The average recorded investment in impaired loans during the years ended December 31, 2009, 2008 and 2007 was $60 million, $71.8 million and $49.7 million, respectively. For December 31, 2009, 2008 and 2007 the Company recognized interest income on these impaired loans of $2.4 million, $3 million and $4.2 million, respectively.

At December 31, 2009, and 2008, there were no loans pledged as collateral to secure public deposits.

At December 31, 2009, and 2008, the Company serviced $81.1 million and $85 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2009, and 2008, the Company held $1.2 million and $864,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Maturities of fixed and floating rate accrual loans as of December 31, 2009 are as follows:

	Maturity

	Within	Within			Over	Over
	1 Year	1 Year	1-5 Years	1-5 Years	5 Years	5 Years
December 31, 2009	Fixed	Float	Fixed	Float	Fixed	Float	Total

	(In Thousands)

Commercial	$31,707	$65,118	$34,816	$64,770	$5,578	$39,696	$241,685
Construction	34,927	22,135	1,988	2,770	—	—	61,820
Real estate term	20,696	6,245	41,060	54,287	13,759	161,064	297,111
Real estate for sale	—	—	—	—	—	—	—
Home equity lines and other consumer	851	280	6,850	2,475	25,499	8,529	44,484

Total	$88,181	$93,778	$84,714	$124,302	$44,836	$209,289	$645,100

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2009	2008

	(In Thousands)

Balance, beginning of the year	$890	$2,041
Loans made	631	818
Repayments or change to nondirector status	547	1,969

Balance, end of year	$974	$890

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2009, and 2008, were $195,000 and $137,000, respectively.

NOTE 6 —	Allowance for Loan Losses

The following is a detail of the allowance for loan losses:

December 31,	2009	2008	2007

	(In Thousands)

Balance, beginning of the year	$12,900	$11,735	$12,125
Allowance aquired with stock purchase	—	—	220
Provision charged to operations	7,066	7,199	5,513
Charge-offs:
Commercial	(3,372)	(4,187)	(4,291)
Construction	(1,308)	(1,004)	(2,982)
Real estate	(2,478)	(1,402)	(599)
Installment and other consumer	(509)	(132)	(45)

Total Charge-offs	(7,667)	(6,725)	(7,917)

Recoveries:
Commercial	736	577	1,723
Construction	7	61	50
Real estate	11	3	—
Installment and other consumer	55	50	21

Total Recoveries	809	691	1,794

Charge-offs net of recoveries	(6,858)	(6,034)	(6,123)

Balance, End of Year	$13,108	$12,900	$11,735

At December 31, 2009, the allowance for loan losses was $13.1 million as compared to balances of $12.9 million and $11.7 million, respectively, at December 31, 2008 and 2007. The increase in the allowance for the loan losses at December 31, 2009 as compared to December 31, 2008 was the result of a $7.1 million provision and $6.9 million in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at December 31, 2009 was 2.67% as compared to 3.66% as of December 31, 2008. While total nonperforming loans have decreased to $17.5 million at December 31, 2009 from $26 million at December 31, 2008, the Company believes that a higher reserve is appropriate to address the impact of the current economic environment on our loan portfolio.

NOTE 7 —	Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2009	2008

		(In Thousands)

Land		$3,201	$3,201
Vehicle	3 years	61	61
Furniture and equipment	3-7 years	9,056	8,861
Tenant improvements	2-15 years	6,409	6,469
Buildings	39 years	24,247	24,070

Total Premises and Equipment		42,974	42,662
Accumulated depreciation and amortization		(14,451)	(12,929)

Total Premises and Equipment, Net		$28,523	$29,733

Depreciation expense and amortization of leasehold improvements was $1.6 million, $1.4 million, and $1.1 million in 2009, 2008, and 2007, respectively. The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company assumed an existing loan secured by the building of $5.1 million and took out a long-term borrowing to pay the remaining amount of the purchase price.

NOTE 8 —	Other Real Estate Owned

At December 31, 2009 and 2008 the Company held $17.4 million and $12.6 million, respectively, as OREO. The Company recognized $773,000, $600,000, and $100,000 in operating expenses related to OREO properties in 2009, 2008, and 2007, respectively. The Company recognized $26,000, $1,000, and $121,000 in rental income in OREO properties in 2009, 2008 and 2007, respectively. The Company recognized $825,000 and $2 million in impairment charges related to OREO properties in 2009 and 2008, respectively. The Company did not recognize any impairment on OREO properties in 2007.

NOTE 9 —	Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2009	2008

	(In Thousands)

Intangible assets:
Goodwill	$7,524	$7,524
Core deposits intangible	810	1,019
NBG customer relationships	662	777

Total	$8,996	$9,320

Prepaid expenses	$6,873	$893
Software	396	437
Deferred taxes, net	14,951	13,762
Note receivable from Elliott Cove	677	557
Investment in Elliott Cove	(34)	82
Investment in PWA	1,778	1,825
Investment in RML Holding Company	4,652	4,161
Investment in Low Income Housing Partnerships	6,158	6,940
Bank owned life insurance	2,719	2,458
Taxes receivable	342	217
Other assets	2,297	1,343

Total	$40,809	$32,675

Prepaid expenses were $6.9 million and $893,000 at December 31, 2009 and 2008, respectively. Prepaid expenses included $6.2 million in prepaid FDIC assessments at December 31, 2009. In accordance with new FDIC regulations, the Company prepaid its FDIC insurance premiums for the fourth quarter ending December 31, 2009 and the fiscal years ending Decembers 31, 2010, 2011, and 2012. There were no prepaid FDIC expenses at December 31, 2008.

As part of the stock acquisition of Alaska First in October 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.

The Company performed goodwill impairment testing at December 31, and March 31, 2009 and at December 31, 2008 in accordance with the policy described in Note 1. There was no indication of impairment in the first step of the impairment test at December 31, September 30, and June 30, 2009 or at September 30, and June 30, 2008, and accordingly, the Company did not perform the second step.

At December 31, 2008 and March 31, 2009 there were indications of impairment, and accordingly, the second step was performed. Based on the results of the step 2 analysis, the Company concluded that no impairment existed at that time. The more significant fair value adjustments in the pro forma business combination in the second step were to loans. Also, our step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized (generally related to businesses not acquired in a purchase business combination). The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated balance sheet.

The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2010 for goodwill impairment, if, for example, our stock price declines significantly and trades at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.

The Company recorded amortization expense of its intangible assets of $323,000, $347,000, and $337,000 in 2009, 2008, and 2007, respectively.

The future amortization expense required on these assets is as follows:

Year Ending December 31:

(In Thousands)

2010	$300
2011	276
2012	252
2013	228
2014	204
Thereafter	212

Total	$1,472

As of December 31, 2009, the Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly — owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $677,000 as of December 31, 2009.

In the fourth quarter of 2005, the Company, through NISC, purchased subscription rights to an ownership interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory and wealth management business located in Seattle, Washington. The Company also made commitments to make two loans to PWA of $225,000 and $175,000, respectively. There were no outstanding balances on these two commitments as of December 31, 2009. Subsequent to the investment in these subscription rights, PWA purchased Pacific Portfolio Consulting L.P., an investment advisory business, and formed Pacific Portfolio Trust Company. After the completion of these transactions, NISC owned a 24% interest in PWA and applies the equity method of accounting for its ownership interest in PWA.

The Company owns a 24% interest in the profits of RML Holding Company, a residential mortgage holding company, and applies the equity method of accounting for its ownership interest in RML Holding Company. In addition to its ownership interest, the Company provides RML Holding Company with a line of credit that has a committed amount of $15 million and an outstanding balance of $11.2 million as of December 31, 2009.

Below is summary balance sheet and income statement information for RML Holding Company.

December 31,	2009	2008

	(Unaudited)
	(In Thousands)

Assets
Cash	$8,495	$7,366
Loans held for sale	67,745	77,643
Other assets	11,562	9,981

Total Assets	$87,802	$94,990

Liabilities
Lines of credit	$63,975	$73,390
Other liabilities	5,884	4,865

Total Liabilities	69,859	78,255

Shareholders’ Equity	17,943	16,735

Total Liabilities and Shareholders’ Equity	$87,802	$94,990

Income/expense
Gross income	$27,059	$17,188
Total expense	18,326	13,930
Joint venture allocations	379	635

Net Income	$9,112	$3,893

In December of 2006, September of 2006 and January of 2003 the Company made commitments to investment $3 million each in USA 57, Centerline XXXIII and Centerline XXII, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen and eighteen-year period, respectively. The Company expects to fund its remaining $412,000 in commitments on these investments in 2010.

NOTE 10 —	Deposits

The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2009, and 2008, was $80.2 million and $96.6 million, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)

2010	$100,099
2011	34,108
2012	10,143
2013	347
2014	132
Thereafter	22

Total	$144,851

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. The Company had $3.3 million, $12.2 million, and $1 million in CDARS certificates of deposits at December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank. At December 31, 2008, the Company had $47.1 million in securities pledged to collateralize certificates of deposit from the Alaska Permanent Fund. At December 31, 2009 and 2007, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.

NOTE 11 —	Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 10% of assets, or $99 million at December 31, 2009. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company had no outstanding balances on this line at December 31, 2009 as compared to $11.0 million outstanding at December 31, 2008. The decrease in the outstanding balance of the line at December 31, 2009 as compared to December 31, 2008 was the result of the early pay off of the advances in September 2009. The advances had an average remaining life of over 8 years.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At December 31, 2009, the outstanding balance on this loan is $4.9 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2008.

The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 on the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2009, and 2008, was $690,000 and $490,000, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $117.8 million of loans as collateral to secure advances made through the discount window on December 31, 2009. There were no discount window advances outstanding at December 31, 2009 and 2008. The Company paid $1,146 in interest on this agreement in 2009.

Securities sold under agreements to repurchase were $6.7 million and $1.6 million, respectively, for December 31, 2009 and 2008. The Company was paying 0.49% on these agreements at December 31, 2009. The Company was not paying interest on these agreements at December 31, 2008. The average balance outstanding of securities sold under agreement to repurchase during 2009 and 2008 was $4.3 million and $8.6 million, respectively, and the maximum outstanding at any month-end was $9.1 million and $11.6 million, respectively, during the same time periods. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company had no other borrowings at December 31, 2009. At December 31, 2008, the Company had $7 million at an interest rate of 1.0% and $5 million at an interest rate of 0.63% in overnight borrowings. Both of these borrowings were repaid on January 2, 2009.

The principal payments that are required on these borrowings as of December 31, 2009, are as follows:

Year Ending December 31:

(In Thousands)

2010	$7,555
2011	140
2012	147
2013	157
2014	4,321
Thereafter	—

Total	$12,320

NOTE 12 —	Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust is not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46R (“FIN 46”); therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 3.42% at December 31, 2009. The interest cost to the Company on these debentures was $329,000 in 2009 and $503,000 in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. The Trust 2 is not consolidated in the Company’s financial statements in accordance with FIN 46; therefore, the Company has recorded its investment in the Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 1.62% at December 31, 2009. The interest cost to the Company on these debentures was $239,000 in 2009 and $465,000 in 2008. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 13 —	Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2009	2008	2007

	(In Thousands)

Interest-bearing demand accounts	$170	$578	$1,188
Money market accounts	740	3,306	7,378
Savings accounts	1,240	3,444	8,756
Certificates of deposit greater than $100,000	1,968	2,361	1,583
Certificates of deposit less than $100,000	1,683	2,490	2,497
Borrowings	1,268	1,723	1,835

Total	$7,069	$13,902	$23,237

NOTE 14 —	Income Taxes

At December 31, 2009 and 2008, the Company had $342,000 and $215,000 in total taxes receivable. The Company realized $769,000 and $695,000 in tax credits related to its investments in low income housing tax credit partnerships.

Components of the provision for income taxes are as follows:

		Current Tax	Deferred	Total
December 31,		Expense	(Benefit)	Expense

		(In Thousands)

2009:	Federal	$3,703	$(1,274)	$2,429
	State	760	(222)	538

Total		$4,463	$(1,496)	$2,967

2008:	Federal	$5,360	$(2,822)	$2,538
	State	1,400	(816)	584

Total		$6,760	$(3,638)	$3,122

2007:	Federal	$6,026	$(303)	$5,723
	State	1,627	(90)	1,537

Total		$7,653	$(393)	$7,260

The actual expense for 2009, 2008, and 2007, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2009, 2008, and 2007) as follows:

December 31,	2009	2008	2007

	(In Thousands)

Computed “expected” income tax expense	$3,743	$3,222	$6,621
State income taxes, net	350	380	999
Low income housing credits	(769)	(695)	(545)
Other	(357)	215	185

Total	$2,967	$3,122	$7,260

The components of the net deferred tax asset are as follows:

December 31,	2009	2008	2007

	(In Thousands)

Deferred Tax Asset:
Allowance for loan losses	$10,676	$9,855	$7,873
Loan fees, net of costs	1,150	1,115	1,126
Depreciation and amortization	884	814	902
Other real estate owned	1,279	907	—
Other	4,158	4,824	3,165

Total Deferred Tax Asset	$18,147	$17,515	$13,066
Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	$(936)	$(629)	$(158)
Intangible amortization	(1,630)	(1,504)	(1,350)
Other	(630)	(1,620)	(963)

Total Deferred Tax Liability	$(3,196)	$(3,753)	$(2,471)

Net Deferred Tax Asset	$14,951	$13,762	$10,595

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The primary source of recovery of the deferred tax asset will be future taxable income. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The deferred tax asset is included in other assets.

As of December 31, 2009, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2009 and 2008. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2008, 2007 and 2006.

NOTE 15 —	Comprehensive Income

At December 31, 2009, 2008, and 2007, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)

2009:
Unrealized net holding gains on investment securities arising during 2009	$967	$(397)	$570
Plus: Reclassification adjustment for net realized gains included in net income	(220)	90	(130)

Net unrealized gains	$747	$(307)	$440

2008:
Unrealized net holding gains on investment securities arising during 2008	$1,290	$(528)	$762
Plus: Reclassification adjustment for net realized gains included in net income	(146)	60	(86)

Net unrealized gains	$1,144	$(468)	$676

2007:
Unrealized net holding gains on investment securities arising during 2007	$871	$(359)	$512
Plus: Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	$871	$(359)	$512

NOTE 16 —	Employee Benefit Plans

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $735,000, $744,000, and $780,000, in 2009, 2008, and 2007, respectively for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan for executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $232,000, $302,000, and $309,000, in 2009, 2008, and 2007, respectively and included these expenses in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2009 and 2008, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.3 million and $2.0 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Company’s net liability under this plan is dependant upon market gains and losses on assets held in the plan. In 2009 and 2007, the Company recognized increases in its liability of $156,000 and $419,000, respectively. For 2008, the Company recognized a $249,000 reduction in its liability related to this plan. These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2009 and 2008, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.4 million and $1.3 million, respectively.

NOTE 17 —	Common Stock

Quarterly cash dividends were paid aggregating to $2.6 million, $4.2 million, and $3.6 million, or $0.40 per share, $0.66 per share, and $0.57 per share, in 2009, 2008, and 2007, respectively. On February 18, 2010, the Board of Directors declared a $0.10 per share cash dividend payable on March 19, 2010, to shareholders of record on March 9, 2010. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We purchased 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. No repurchases occurred during 2009.

NOTE 18 —	Options

The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock. The Company’s policy is to issue new shares to cover awards. The total number of shares granted under the 2004 Plan and previous stock incentive plans at December 31, 2009 was 473,755, which includes 322,448 shares granted under the 2004 Plan. There are 23,232 shares available for future awards, including forfeitures of 14,930 shares from prior stock incentive plans. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

Activity on options and restricted stock granted under the 2004 Plan and prior plans is as follows. This information has been adjusted for the 5% stock dividends paid on October 5, 2007 and September 1, 2006:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price

December 31, 2006 outstanding	460,973	$12.73	$6.02-$25.94
Granted — 2007	64,445	16.93
Forfeited	(4,349)	17.34
Exercised	(32,624)	8.90

December 31, 2007 outstanding	488,445	$13.50	$7.17-$25.94
Granted — 2008	58,127	5.71
Forfeited	(5,021)	13.31
Exercised	(47,657)	7.56

December 31, 2008 outstanding	493,894	$13.16	$7.17-$25.94

Granted — 2009	41,166	5.21
Forfeited	(1,103)	12.70
Exercised	(60,202)	5.89

December 31, 2009 outstanding	473,755	$13.40	$7.17-$25.94

Stock options outstanding and exercisable at December 31, 2009 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2009	431,150	$15.08
Changes during the period:
Granted	13,177	16.28
Forfeited	(1,103)	12.70
Exercised	(46,313)	7.66

Outstanding at December 31, 2009	396,911	$15.99

Options exercisable at December 31, 2009	350,787	$15.83
Unexercisable options at December 31, 2009	46,124	$17.22

Restricted stock outstanding at December 31, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding at January 1, 2009	62,744	$18.23
Changes during the period:
Granted	27,989	16.28
Vested	(13,889)	25.15
Forfeited	—	—

Outstanding at December 31, 2009	76,844	$16.27

At December 31, 2009, all restricted stock was unvested. No options or restricted stock expired unexercised in 2009.

At December 31, 2009, 2008, and 2007, the weighted-average remaining contractual life of outstanding options and restricted stock was 4.1 years, 4.0 years, and 4.9 years, respectively.

At December 31, 2009, 2008, and 2007, the number of options exercisable was 350,787, 362,815, and 366,443, respectively, and the weighted-average exercise price of those options was $15.83, $14.23, and $12.61, respectively.

The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at December 31, 2009 was $353,000, $368,000, and ($16,000), respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2009 is 4.5 and 4.0 years, respectively. The weighted average remaining life of restricted stock outstanding at December 31, 2009 is 2.0 years. No restricted stock is exercisable.

At December 31, 2009, there were 23,232 additional shares available for grant under the plan. The per share fair values of stock options granted during 2009, 2008, and 2007, were calculated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Granted

Stock Options:	Nov. 2009	Nov. 2008	Nov. 2007

Expected option life (years)	8.4	8.4	8.3
Risk free rate	3.30%	4.70%	4.37%
Dividends per Share	$0.40	$0.40	$0.66
Expected volatility factor	29.77%	30.21%	34.12%

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

The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 are as follows:

Years Ended December 31,	2009	2008	2007

	(Dollars in Thousands)

Options:
Weighted-average grant-date fair value of stock options granted:	$4.73	$3.74	$7.55
Total fair value of shares vested during the period:	260	296	342
Total intrinsic value of options exercised:	351	382	406

Restricted stock units:
Weighted-average grant-date fair value of stock options granted:	$16.28	$12.74	$23.00

The Company recognizes the fair value of the stock options and restricted stock as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed by GAAP. As a result, the Company recognized expense of $260,000 on the fair value of stock options and $388,000 on the fair value of restricted stock for a total of $648,000 in stock-based compensation expense for the year ending December 31, 2009. The Company recognized expense of $296,000 on the fair value of stock options and $301,000 on the fair value of restricted stock for a total of $597,000 in stock-based compensation expense for the year ending December 31, 2008.

The unamortized stock-based compensation expense and the weighted average expense period remaining at December 31, 2009 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

	(Dollars in Thousands)

Stock options	$210	1.4
Restricted stock	495	2.0

Total	$705	1.7

Proceeds from the exercise of stock options and vesting of restricted stock in 2009, 2008 and 2007 were $376,000, $373,000 and $300,000 respectively. The Company withheld $329,000, $345,000 and $227,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2009, 2008 and 2007, respectively. The intrinsic value of the options that were exercised during 2009, 2008 and 2007 was $493,000, $382,000 and $406,000, respectively, which represents the difference between the fair value of the options at the date of exercise and their exercise price. A portion of these options were incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. At the date of exercise, the intrinsic values of these options was $269,000, $194,000 and $145,000 for 2009, 2008 and 2007, respectively. Thus, the Company’s tax deduction was based on options exercised and sold during 2009, 2008 and 2007 with total intrinsic values of $185,000, $228,000 and $261,000, respectively. The Company recognized tax deductions of $26,000, $66,000 and $108,000 related to the exercise of these stock options during 2009, 2008 and 2007, respectively. The Company recognized tax deductions of $228,000, $114,000 and $143,000 for vested restricted stock in 2009, 2008 and 2007, respectively.

NOTE 19 —	Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $1.2 million, $1.7 million, and $2.2 million in 2009, 2008, and 2007, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2009, are as follows:

Year Ending December 31:

(In Thousands)

2010	$888
2011	810
2012	640
2013	436
2014	427
Thereafter	4,735

Total	$7,936

Rental income under leases was $850,000, $463,000 and $134,000 in 2009, 2008, and 2007, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2009, are as follows:

Year Ending December 31:

(In Thousands)

2010	$755
2011	768
2012	138
2013	138
2014	—
Thereafter	—

Total	$1,799

The Company purchased its main office facility for $12.9 million on July 1, 2008. Prior to the purchase, the Company leased the main office facility from an entity in which a former director has an interest. Rent expense under this lease agreement was $582,000 and $1.1 million in 2008 and 2007, respectively. The Company believes that the lease agreement was at market terms.

The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $100,000 per covered individual and $1 million for all medical claims incurred by an individual. The Company has established a liability for outstanding claims and incurred, but unreported, claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

December 31,	2009	2008

	(In Thousands)

Off-balance sheet commitments:
Commitments to extend credit	$166,704	$134,455
Standby letters of credit	16,913	12,752

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

NOTE 20 —	Regulatory Matters

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2009, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2009, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2009 and 2008, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$131,976	15.24%	$69,279	≥ 8.0%	$86,598	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$121,202	13.98%	$34,679	≥ 4.0%	$52,018	≥ 6.0%
Tier I Capital (to average assets)	$121,202	12.13%	$39,968	≥ 4.0%	$49,960	≥ 5.0%
As of December 31, 2008:
Total Capital (to risk-weighted assets)	$123,430	13.90%	$71,039	≥ 8.0%	$88,799	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$112,310	12.65%	$35,514	≥ 4.0%	$53,271	≥ 6.0%
Tier I Capital (to average assets)	$112,310	11.54%	$38,937	≥ 4.0%	$48,672	≥ 5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$122,625	14.30%	$68,601	≥ 8.0%	$85,752	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$111,879	13.05%	$34,292	≥ 4.0%	$51,439	≥ 6.0%
Tier I Capital (to average assets)	$111,879	11.33%	$39,498	≥ 4.0%	$49,373	≥ 5.0%
As of December 31, 2008:
Total Capital (to risk-weighted assets)	$115,537	13.04%	$70,882	≥ 8.0%	$88,602	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$104,438	11.79%	$35,444	≥ 4.0%	$53,165	≥ 6.0%
Tier I Capital (to average assets)	$104,438	10.77%	$38,782	≥ 4.0%	$48,478	≥ 5.0%

NOTE 21 —	Fair Value Measurements

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

Cash and Overnight Investments: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Investments in Federal Home Loan Bank stock are recorded at cost, which also represents fair value.

Loans: Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the allowance for loan losses (see Note 7). Loans are valued using a discounted cash flow methodology and are pooled based type of interest rate (fixed or adjustable) and maturity. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk. Impaired loans are carried at fair value. Specific valuation allowances are included in the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

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

Assets subject to non recurring adjustment to fair value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.

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

December 31,	2009		2008

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In Thousands)

Financial Assets:
Cash and money market investments	$66,721	$66,721	$37,830	$37,830
Domestic certificates of deposit	—	—	9,500	9,500
Investment securities	187,447	187,678	152,444	152,515
Net loans	641,931	616,476	698,386	650,270
Purchased receivables	7,261	7,261	19,075	19,075
Accrued interest receivable	3,986	3,986	4,812	4,812
Financial Liabilities:
Deposits	$853,108	$841,629	$843,252	$845,560
Accrued interest payable	394	394	903	903
Borrowings	12,320	11,674	30,106	30,517
Junior subordinated debentures	18,558	10,111	18,558	8,211
Unrecognized Financial Instruments:
Commitments to extend credit(a)	$166,704	$1,667	$134,455	$1,345
Standby letters of credit(a)	16,913	169	12,752	128

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Signifcant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)

	(In Thousands)

2009:
Available for sale securities
U.S. Treasury	$502	—	$502	—
U.S. Government Sponsored Entities	147,768	—	147,768	—
U.S. Agency Mortgage-backed Securities	87		87
Corporate bonds	29,802	—	29,802	—

Total	$178,159	—	$178,159	—

2008:
Available for sale securities
U.S. Government Sponsored Entities	$117,465	—	$117,465	—
U.S. Agency Mortgage-backed Securities	361		361
Corporate bonds	23,184	—	23,184	—

Total	$141,010	—	$141,010	—

As of and for the year ending December 31, 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in
		Active Markets for	Signifcant Other
		Identical Assets	Observable Inputs	Significant Unobservable	Total (gains)
	Total	(Level 1)	(Level 2)	Inputs (Level 3)	losses

	(In Thousands)

2009:
Loans measured for impairment[1]	$15,691	—	$11,533	$4,158	$(622)
Other real estate owned[2]	7,330	—	—	7,330	825

Total	$23,021	—	$11,533	$11,488	$203

2008:
Loans measured for impairment[1]	$35,062	—	$21,075	$13,987	$(160)
Other real estate owned[2]	10,520	—	—	10,520	1,958

Total	$45,582	—	$21,075	$24,507	$1,798

1	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with the provisions of SFAS 114.

2	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

NOTE 22 —	Quarterly Results of Operations (Unaudited)

2009 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$13,344	$13,404	$13,455	$13,287
Total interest expense	1,507	1,662	1,789	2,111

Net interest income	11,837	11,742	11,666	11,176
Provision for loan losses	2,200	1,374	2,117	1,375
Other operating income	2,945	3,360	3,650	3,582
Other operating expense	9,891	10,867	10,532	10,520

Income before income taxes	2,691	2,861	2,667	2,863
Provision for income taxes	649	810	681	827

Net Income	2,042	2,051	1,986	2,036
Less: Net income attributable to the noncontrolling interest	96	102	109	81

Net income attributable to Northrim	$1,946	$1,949	$1,877	$1,955
Bancorp

Earnings per share, basic	$0.31	$0.31	$0.29	$0.31

Earnings per share, diluted	$0.30	$0.30	$0.29	$0.31

2008 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$13,864	$14,607	$14,887	$16,358
Total interest expense	2,807	3,511	3,421	4,163

Net interest income	11,057	11,096	11,466	12,195
Provision for loan losses	1,500	2,000	1,999	1,700
Other operating income	2,924	3,202	2,835	2,438
Other operating expense	10,661	9,895	10,402	9,481

Income before income taxes	1,820	2,403	1,900	3,452
Provision for income taxes	775	751	367	1,229

Net Income	1,045	1,652	1,533	2,223
Less: Net income attributable to the noncontrolling interest	99	102	94	75

Net income attributable to Northrim Bancorp	$946	$1,550	$1,439	$2,148

Earnings per share, basic	$0.15	$0.24	$0.23	$0.34

Earnings per share, diluted	$0.14	$0.24	$0.23	$0.34

NOTE 23 —	Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 24 —	Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2009	2008	2007

	(In Thousands)

Assets
Cash	$5,220	$5,160	$3,951
Investment in Northrim Bank	120,509	114,623	112,184
Investment in NISC	1,866	2,025	1,795
Investment in NCT1	248	248	248
Investment in NST2	310	310	310
Due from NISC	479	382	530
Due from Northrim Building	—	—	312
Due from Northrim Bank	111	14	—
Other assets	1,088	678	1,001

Total Assets	$129,831	$123,440	$120,331

Liabilities
Junior subordinated debentures	$18,558	$18,558	$18,558
Other liabilities	301	234	382

Total Liabilities	18,859	18,792	18,940
Shareholders’ Equity
Common stock	6,371	6,331	6,300
Additional paid-in capital	52,139	51,458	50,798
Retained earnings	51,121	45,958	44,068
Accumulated other comprehensive income	1,341	901	225

Total Shareholders’ Equity	110,972	104,648	101,391

Total Liabilities and Shareholders’ Equity	$129,831	$123,440	$120,331

Statements of Income For Years Ended:	2009	2008	2007

	(In Thousands)

Income
Interest income	$70	$115	$518
Net income from Northrim Bank	9,247	7,813	13,365
Net loss from NISC	(67)	(24)	(95)
Other income	—	30	—

Total Income	9,250	7,934	13,788
Expense
Interest expense	585	998	1,421
Administrative and other expenses	2,137	1,765	1,691

Total Expense	2,722	2,763	3,112
Net Income Before Income Taxes	6,528	5,171	10,676
Income tax expense (benefit)	(1,199)	(912)	(982)

Net Income	$7,727	$6,083	$11,658

Statements of Cash Flows For Years Ended:	2009	2008	2007

	(In Thousands)

Operating Activities:
Net income	$7,727	$6,083	$11,658
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(9,180)	(7,789)	(13,270)
Stock-based compensation	648	597	578
Changes in other assets and liabilities	(535)	611	(1,027)

Net Cash Used from Operating Activities	(1,340)	(498)	(2,061)
Investing Activities:
Investment in Northrim Bank, NISC, NCT1 & NST2	3,891	5,795	140

Net Cash Used by Investing Activities	3,891	5,795	140
Financing Activities:
Dividends paid to shareholders	(2,564)	(4,182)	(3,542)
Proceeds from issuance of trust preferred securities	—	—	—
Proceeds from issuance of common stock and excess tax benefits	73	94	181
Repurchase of common stock	—	—	(3,396)

Net Cash Provided by Financing Activities	(2,491)	(4,088)	(6,757)

Net Increase by Cash and Cash Equivalents	60	1,209	(8,678)

Cash and Cash Equivalents at beginning of period	5,160	3,951	12,629

Cash and Cash Equivalents at end of period	$5,220	$5,160	$3,951

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. This report follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Northrim BanCorp, Inc.:

We have audited Northrim BanCorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska
March 15, 2010

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 68	Chairman, President, & CEO of the Company, Chairman & CEO of the Bank; Director, Alaska Air Group; Director, Usibelli Coal Mine, Inc.
*Christopher N. Knudson, 56	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 52	Executive Vice President and Chief Financial Officer of the Company and the Bank
Joseph M. Beedle, 58	Executive Vice President of the Company and President of the Bank
Steven L. Hartung, 63	Executive Vice President of the Company and Executive Vice President and Quality Assurance Officer of the Bank

*Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 58	President and CEO, RIM Architects LLC (Alaska, Guam, Hawaii and California) since 1986
Mark G. Copeland, 67	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Ronald A. Davis, 77	Former Vice President, Acordia of Alaska Insurance (full service insurance agency) and Former CEO and Administrator, Tanana Valley Clinic
Anthony Drabek, 62	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation) since 1989, Chairman and President, Koncor Forest Products Co.; Secretary/Director, Atikon Forest Products Co.
Richard L. Lowell, 69	Former President, Ribelin Lowell & Company (insurance brokerage firm)
Irene Sparks Rowan, 68	Former Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 60	President and Director, Swalling & Associates, P.C. (accounting firm) since 1991
David G. Wight, 69	Former President and CEO, Alyeska Pipeline Service Company, and Director, Storm Cat Energy

In addition to the information provided above, information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s definitive proxy statement for the 2010 Annual Shareholders’ Meeting which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2010 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holders

Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Management and Others” in the Company’s definitive proxy statement for the 2010 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is set forth under the heading “Certain Relationships and Related Transactions” and the information concerning director independence is set forth under the heading of “Committees of the Board of Directors” each in the Company’s definitive proxy statement for the 2010 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning fees paid to our independent auditors required by this item is included under the heading “Audit and Non-Audit Fees” in the Company’s definitive proxy statement for the 2010 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Exhibits

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
3.2	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed with the SEC on January 14, 2002.)
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2009.)
4.1	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
4.2	Indenture dated as of December 16, 2005 (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
4.3	Form of Junior Subordinated Debt Security due 2036 (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC of March, 16, 2006.)
10.1	Employee Stock Option and Restricted Stock Award Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-A, filed with the SEC on January 14, 2002.)
10.2	2000 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-A, filed with the SEC on January 14, 2002.)
10.3	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 8, 2004 (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.)
10.4	Supplemental Executive Retirement Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC on March 19, 2003.)
10.5	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.)
10.6	Capital Securities Purchase Agreement dated December 14, 2005 (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.)
10.7	Amended and Restated Declaration of Trust Northrim Statutory Trust 2 dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.)
10.8	Supplemental Executive Retirement Plan dated July 1, 1994, as amended January 1, 2005 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 8, 2007.)
10.9	Deferred Compensation Plan dated January 1, 1995, as amended January 1, 2005(Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 8, 2007.)
10.10	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended January 1, 2005 (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 8, 2007.)
10.11	Supplemental Executive Retirement Plan dated July 1, 1994, as amended May 1, 2008, effective as of January 1, 2005 (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2008.)
10.12	Deferred Compensation Plan dated January 1, 1995, as amended May 1, 2008 effective as of January 1, 2005 (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2008.)
10.13	Supplemental Executive Retirement Deferred Compensation Plan dated February 1, 2002, as amended May 1, 2008 effective as of January 1, 2005 (Incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2008.)
10.14	Northrim Bank Executive Incentive Plan dated November 3, 1994, as amended effective as of May 14, 2009 (Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2009.)
10.15	Amendment to Amended and Restated Employment Agreement with Joseph M. Beedle, dated August 24, 2009 (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the SEC on August 26, 2009.)
10.16	Employment Agreement with R. Marc Langland dated January 1, 2010 (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2010.)
10.17	Employment Agreement with Christopher N. Knudson dated January 1, 2010 (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2010.)
10.18	Employment Agreement with Joseph M. Schierhorn dated January 1, 2010 (Incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2010.)
10.19	Employment Agreement with Joseph M. Beedle dated January 1, 2010 (Incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2010.)

10.20	Employment Agreement with Steven L. Hartung dated January 1, 2010 (Incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2010.)
16.1	Letter of KPMG LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2010.)
21.1	Subsidiaries
23.1	Consent of KPMG LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2009, was $84,774,041.

The number of shares of Northrim BanCorp’s common stock outstanding at March 1, 2010, was 6,385,178.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2010.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 15th day of March, 2010.

Principal Executive Officer:

/s/  R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/  Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief
Financial Officer,
Compliance Manager

R. Marc Langland, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 15, 2010, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling
Christopher N. Knudson	David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland,
as Attorney-in-fact

March 15, 2010

Investor Information

Annual Meeting

Date:	Thursday, May 20, 2010
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

Stock Symbol

Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Stock Market under the symbol, NRIM.

Auditor

For the year ended December 31, 2009 and prior: KPMG LLP

For the year ended December 31, 2010: Moss Adams, LLP

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