Form 10-Q
period 2010-03-31
NORTHRIM BANCORP INC
filed 2010-05-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____ to ____
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
Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at May 7, 2010 was 6,386,925.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
March 31, 2010, December 31, 2009 and March 31, 2009

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$18,920	$19,395	$24,236
Overnight investments	59,259	47,326	55,345
Domestic certificates of deposit	—	—	5,000

Investment securities held to maturity	7,666	7,285	10,649
Investment securities available for sale	164,017	178,159	125,496
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Total investment securities	173,686	187,447	138,148
Real estate loans for sale	—	—	4,160
Loans	646,917	655,039	678,709
Allowance for loan losses	(14,046)	(13,108)	(13,364)

Net loans	632,871	641,931	669,505
Purchased receivables, net	6,962	7,261	10,789
Accrued interest receivable	3,683	3,986	3,789
Premises and equipment, net	28,140	28,523	29,551
Goodwill and intangible assets	8,920	8,996	9,238
Other real estate owned	16,065	17,355	13,737
Other assets	40,050	40,809	33,245

Total Assets	$988,556	$1,003,029	$992,583

LIABILITIES
Deposits:
Demand	$260,817	$276,532	$241,039
Interest-bearing demand	120,373	134,899	108,048
Savings	70,033	66,647	60,259
Alaska CDs	111,019	104,840	108,373
Money market	126,156	125,339	125,973
Certificates of deposit less than $100,000	61,287	64,652	82,950
Certificates of deposit greater than $100,000	85,370	80,199	114,963

Total deposits	835,055	853,108	841,605

Borrowings	14,591	12,320	16,594
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	7,938	8,023	9,663

Total liabilities	876,142	892,009	886,420

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,386,925, 6,371,455, and 6,332,236 shares issued and outstanding at March 31, 2010, December 31, 2009, and March 31, 2009, respectively	6,387	6,371	6,332
Additional paid-in capital	52,355	52,139	51,609
Retained earnings	52,374	51,121	47,273
Accumulated other comprehensive income	1,295	1,341	919

Total Northrim Bancorp shareholders’ equity	112,411	110,972	106,133

Noncontrolling interest	3	48	30

Total shareholders’ equity	112,414	111,020	106,163

Total Liabilities and Shareholders’ Equity	$988,556	$1,003,029	$992,583

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In Thousands,
	Except Per Share Data)
Interest Income
Interest and fees on loans	$11,422	$12,058
Interest on investment securities:
Securities available for sale	1,254	1,063
Securities held to maturity	75	91
Interest on overnight investments	23	18
Interest on domestic certificate of deposit	—	57

Total Interest Income	12,774	13,287

Interest Expense
Interest expense on deposits, borrowings and junior subordianted debentures	1,470	2,111

Net Interest Income	11,304	11,176

Provision for loan losses	1,375	1,375

Net Interest Income After Provision for Loan Losses	9,929	9,801

Other Operating Income
Service charges on deposit accounts	700	703
Employee benefit plan income	421	366
Electronic banking income	400	310
Purchased receivable income	314	758
Equity in earnings (loss) from Elliott Cove	5	(65)
Equity in earnings (loss) from RML	(73)	848
Other income	1,096	670

Total Other Operating Income	2,863	3,590

Other Operating Expense
Salaries and other personnel expense	5,620	5,451
Occupancy	919	915
Insurance expense	558	805
Marketing expense	439	318
OREO expense net, including impairment	372	404
Equipment expense	273	304
Professional and outside services	242	545
Intangible asset amortization expense	76	82
Other operating expense	1,665	1,704

Total Other Operating Expense	10,164	10,528

Income Before Provision for Income Taxes	2,628	2,863
Provision for income taxes	702	827

Net Income	1,926	2,036
Less: Net income attributable to the noncontrolling interest	26	81

Net income attributable to Northrim Bancorp	$1,900	$1,955

Earnings Per Share, Basic	$0.30	$0.31

Earnings Per Share, Diluted	$0.29	$0.31

Weighted Average Shares Outstanding, Basic	6,385,760	6,393,589

Weighted Average Shares Outstanding, Diluted	6,468,310	6,393,589

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
				(Unaudited)
				(In Thousands)
Three months ending March 31, 2009:
Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(640)	—	—	(640)
Stock option expense	—	—	149	—	—	—	149
Exercise of stock options	1	1	(4)	—	—	—	(3)
Excess tax benefits from share-based payment arrangements	—	—	6	—	—	—	6
Distributions to noncontrolling interest	—	—	—	—	—	(87)	(87)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	18	—	18

Net income attributable to the noncontrolling interest						81	81
Net income attributable to Northrim Bancorp	—	—	—	1,955	—	—	1,955

Total Comprehensive Income							2,054

Balance as of March 31, 2009	6,332	$6,332	$51,609	$47,273	$919	$30	$106,163

Three months ending March 31, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	—	—	—	(647)	—	—	(647)
Stock option expense	—	—	129	—	—	—	129
Exercise of stock options	16	16	(15)	—	—	—	1
Excess tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Distributions to noncontrolling interest						(71)	(71)
Comprehensive income:
Change in unrealized holding (gain/loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(46)	—	(46)

Net income attributable to the noncontrolling interest						26	26
Net income attributable to Northrim Bancorp	—	—	—	1,900	—	—	1,900

Total Comprehensive Income							1,880

Balance as of March 31, 2010	6,387	$6,387	$52,355	$52,374	$1,295	$3	$112,414

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$1,926	$2,036
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(281)	—
Depreciation and amortization of premises and equipment	385	416
Amortization of software	40	41
Intangible asset amortization	76	82
Amortization of investment security premium, net of discount accretion	40	94
Deferred tax (benefit)	1,770	(624)
Stock-based compensation	129	149
Excess tax benefits from share-based payment arrangements	(102)	(6)
Deferral of loan fees and costs, net	(221)	(358)
Provision for loan losses	1,375	1,375
Purchased receivable loss (recovery)	1	(16)
Purchases of loans held for sale	—	(35,978)
Proceeds from the sale of loans held for sale	—	31,818
Gain\ on sale of other real estate owned	(70)	(108)
Impairment on other real estate owned	176	196
Earnings in excess of proceeds (proceeds in excess of earnings) from RML	245	(67)
Equity in (income) loss from Elliott Cove	(5)	65
Decrease in accrued interest receivable	303	1,023
(Increase) decrease in other assets	(1,143)	75
Decrease of other liabilities	(40)	(131)

Net Cash Provided by Operating Activities	4,604	82

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(26,028)	(20,500)
Purchases of investment securities-held-to-maturity	(517)	(1,218)
Proceeds from sales/maturities of securities-available-for-sale	40,334	35,949
Proceeds from calls/maturities of securities-held-to-maturity	135	—
Purchases of domestic certificates of deposit	—	9,500
Investment in Federal Home Loan Bank stock, net	—	(5,000)
Investment in purchased receivables, net of repayments	298	8,302
Investments in loans:
Loan participations	3,834	—
Loans made, net of repayments	3,328	29,258
Proceeds from sale of other real estate owned	1,981	2,104
Investment in other real estate owned	(4)	(546)
Loan to Elliott Cove, net of repayments	(43)	(34)
Purchases of premises and equipment	(2)	(234)
Purchases of software	(73)	(37)

Net Cash Provided by Investing Activities	23,243	57,544

Financing Activities:
Decrease in deposits	(18,053)	(1,647)
Increase (decrease) in borrowings	2,271	(13,512)
Distributions to noncontrolling interest	(71)	(87)
Proceeds from issuance of common stock	1	—
Excess tax benefits from share-based payment arrangements	102	6
Cash dividends paid	(639)	(635)

Net Cash Used by Financing Activities	(16,389)	(15,875)

Net Increase in Cash and Cash Equivalents	11,458	41,751
Cash and cash equivalents at beginning of period	66,721	37,830

Cash and cash equivalents at end of period	$78,179	$79,581

Supplemental Information:
Income taxes paid	$4	$—
Interest paid	$1,456	$2,383
Transfer of loans to other real estate owned	$744	$2,766
Loans made to facilitate sales of other real estate owned	$291	$—
Cash dividends declared but not paid	$8	$6
See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010 and 2009
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that the Company operates as a single operating segment. Operating results for the interim period ended March 31, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
2. Significant Accounting Policies and Recent Accounting Pronouncements
     The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets (“SFAS 166”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. This accounting standard addresses practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140 as well as concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for the Company’s financial statements for interim and annual periods beginning after November 15, 2009 and has been adopted prospectively. The adoption of SFAS 166 did not have a material effect on the Company’s financial condition and results of operations.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R) (as amended) (“SFAS 167”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. The FASB’s objective in issuing this accounting standard is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This accounting standard is effective for the Company’s financial statements for annual and interim periods beginning after November 15, 2009 and has been adopted prospectively. The adoption of SFAS 167 did not have a material effect on the Company’s financial condition and results of operations.
     In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, Fair Value Measurements. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures had no impact on the Company’s financial position, results of operations, and earnings per share. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and earnings per share.
3. Investment Securities
     The carrying values and approximate fair values of investment securities at March 31, 2010 and March 31, 2009, respectively, are presented below. There were five and four securities with unrealized losses as of March 31, 2010 and 2009, respectively, that had been in a loss position for less than twelve months. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
2010:
Securities available for sale
U.S. Treasury & government sponsored entities	$127,730	$768	$115	$128,383
Municpal Securities	6,179	109	—	6,288
U.S. Agency Mortgage-backed Securities	82	2	—	84
Corporate bonds	27,827	1,435	—	29,262

Total	$161,818	$2,314	$115	$164,017

Securities held to maturity
Municipal securities	$7,666	$224	$3	$7,887

Federal Home Loan Bank stock	$2,003	$—	$—	$2,003

2009:
Securities available for sale
U.S. Treasury & government sponsored entities	$94,871	$1,292	$—	$96,162
Municpal Securities	5,049	2	61	4,991
U.S. Agency Mortgage-backed Securities	309	29	—	338
Corporate bonds	23,707	469	171	24,005

Total	$123,936	$1,792	$232	$125,496

Securities Held to Maturity
Municipal Securities	$10,649	$137	$35	$10,751

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

     The amortized cost and fair values of debt securities at March 31, 2010, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$32,076	$32,601	2.24%
1-5 years	95,655	95,782	2.98%

Total	$127,731	$128,383	2.80%

U.S. Agency Mortgage-backed securities 5-10 years	$82	$84	4.47%

Total	$82	$84	4.47%

Corporate bonds
Within 1 year	$10,125	$10,455	5.18%
1-5 years	15,220	16,295	3.78%
5-10 years	2,482	2,512	4.82%

Total	$27,827	$29,262	4.38%

Municipal securities
Within 1 year	$1,359	$1,372	3.78%
1-5 years	5,084	5,270	3.85%
5-10 years	5,221	5,305	4.58%
Over 10 years	2,181	2,228	4.75%

Total	$13,845	$14,175	4.26%

     The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2010 and March 31, 2009, respectively, are as follows:

		Gross	Gross
March 31,	Proceeds	Gains	Losses
(In Thousands)
2010:
Available for sale securities	$7,332	$281	$—
Held to maturity securities	$—	$—	$—
2009:
Available for sale securities	$—	$—	$—
Held to maturity securities	$—	$—	$—

     A summary of interest income for the three months ending March 31, 2010 on available for sale investment securities is as follows:

March 31,	2010	2009	2008
	(In Thousands)
US Treasury and government sponsored entities	$835	$696	$1,495
U.S. Agency Mortgage-backed Securities	1	2	5
Other	348	304	105

Total taxable interest income	1,184	1,002	1,605

Municipal Securities	70	61	1

Total tax-exempt interest income	70	61	1

Total	$1,254	$1,063	$1,606

     For the periods ending March 31, 2010, December 31, 2009 and March 31, 2009, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2010, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the three-month period ending March 31, 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
     The Company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively. Additionally, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2010, December 31, 2009 or March 31, 2009.
4. Lending Activities
     At March 31, 2010, 31% of the portfolio was scheduled to mature over the next 12 months, and 30% was scheduled to mature between April 1, 2011, and March 31, 2015. The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$248,732	38%	$248,195	38%	$278,459	41%
Construction/development	54,238	8%	62,573	10%	83,490	12%
Commercial real estate	298,887	46%	301,816	46%	269,721	39%
Home equity lines and other consumer	47,391	7%	45,168	7%	49,136	7%
Loans in process	246	0%	85	0%	257	0%
Unearned loan fees, net	(2,577)	0%	(2,798)	0%	(2,354)	0%

Sub total	646,917		655,039		678,709
Real estate loans for sale	—	0%	—	0%	4,160	1%

Total loans	$646,917	100%	$655,039	100%	$682,869	100%

     During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML Holding Company, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. The Company purchased $36 million and sold $31.8 million in loans in the three-month period ending March 31, 2009. The Company did not purchase or sell any loans in the first quarter of 2010, and there were no loans held for sale as of March 31, 2010.
5. Allowance for Loan Losses, Nonperforming Assets and Loans Measured for Impairment
     The Company recorded a provision for loan losses in the amount of $1.4 million for the three-month period ending March 31, 2010 based upon its analysis of its loan portfolio. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Balance at beginning of period	$13,108	$12,900
Charge-offs:
Commercial	792	11
Construction/development	79	863
Commercial real estate	—	60
Home equity lines and other consumer	79	84

Total charge-offs	950	1,018
Recoveries:
Commercial	504	70
Construction/development	—	—
Commercial real estate	—	9
Home equity lines and other consumer	9	28

Total recoveries	513	107
Net, (recoveries) charge-offs	437	911
Provision for loan losses	1,375	1,375

Balance at end of period	$14,046	$13,364

     At March 31, 2010, the allowance for loan losses was $14.0 million as compared to $13.4 million, at March 31, 2009. The increase in the allowance for loan losses at March 31, 2010 as compared to March 31, 2009 was the result of a $1.4 million provision and $437,000 in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at March 31, 2010 was 2.41% as compared to 3.18% as of March 31, 2009. The Company’s ratio of allowance for loan losses compared to portfolio loans at March 31, 2010 was 2.17% as compared to 1.97% as of March 31, 2009. While the Company’s ratio of nonperforming loans compared to portfolio loans has decreased as of March 31, 2010, the Company believes that a higher reserve is appropriate to address the impact of the current economic environment on our loan portfolio.

     Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	March 31, 2010	December 31, 2009	March 31, 2009
	(In Thousands)
Nonaccrual loans	$13,950	$12,738	$20,210
Accruing loans past due 90 days or more	1,614	1,000	210
Restructured loans	—	3,754	1,186

Total nonperforming loans	15,564	17,492	21,606
Other real estate owned	16,065	17,355	13,737

Total nonperforming assets	$31,629	$34,847	$35,343

Allowance for loan losses	$14,046	$13,108	$13,364

Nonperforming loans to loans	2.41%	2.67%	3.18%
Nonperforming assets to total assets	3.20%	3.47%	3.56%
Allowance to loans	2.17%	2.00%	1.97%
Allowance to nonperforming loans	90.25%	74.94%	61.85%

6. Goodwill and Other Intangibles
     The Company performs goodwill impairment testing in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no indication of impairment as of March 31, 2010. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2010 for goodwill impairment, if, for example, our stock price declines and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
7. Variable Interest Entities
     The Company has analyzed all of its affiliate relationships in accordance with Accounting Standards Codification 810-10-50-12 and 50-13 and determined that Elliott Cove is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $721,000 as of March 31, 2010. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company does not have a controlling interest in Elliott Cove because it does not have the power to direct Elliott Cove’s activities, nor does it have an obligation to absorb losses or receive benefits from earnings that are disproportionate to its ownership. The Company does not have any arrangements or guarantees to Elliott Cove outside of the line of credit, and it does not have any exposure to additional losses outside of its share in Elliott Cove’s net income. The line of credit to Elliott Cove is included in other assets in the Company’s Consolidated Balance Sheets.
8. Deposit Activities
     Total deposits at March 31, 2010, December 31, 2009 and March 31, 2009 were $835.1 million, $853.1 million and $841.6 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2010, the Company had $146.7 million in certificates of deposit as compared to certificates of deposit of $144.9 million and $197.9 million, for the periods ending December 31, 2009 and March 31, 2009, respectively. At March 31, 2010, $107.5 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to

$100.1 million, or 69%, of total certificates of deposit, at December 31, 2009, and $166.5 million, or 84%, of total certificates of deposit at March 31, 2009.
9. Stock Incentive Plan
     The Company has set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares under the 2004 Plan and previous stock incentive plans at March 31, 2010 was 418,049, which includes 322,448 shares granted under the 2004 Plan leaving 23,232 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
     The Company recognized expenses of $94,000 and $88,000 on the fair value of restricted stock units and $35,000 and $61,000 on the fair value of stock options for a total of $129,000 and $149,000 in stock-based compensation expense for the three-month periods ending March 31, 2010 and 2009, respectively.
     Proceeds from the exercise of stock options for the three months ended March 31, 2010 were $497,000. The Company did not receive proceeds from the exercise of stock options for the three months ended March 31, 2009. The Company withheld shares valued at $496,000 and $4,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month periods ending March 31, 2010 and 2009, respectively. The Company recognized tax deductions of $102,000 and $6,000 related to the exercise of these stock options during the quarter ended March 31, 2010 and 2009, respectively.
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
Loans: Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the allowance for loan losses (see Note 5). Loans are valued using a discounted cash flow methodology and are pooled based on type of interest rate (fixed or adjustable) and maturity. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk. Impaired loans are carried at fair value. Specific valuation allowances are included in the allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.
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
Assets subject to nonrecurring adjustment to fair value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.
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

     Estimated fair values as of March 31, 2010 are as follows:

	Carrying	Fair
	Amount	Value

	(In Thousands)
Financial assets:
Cash and cash equivalents	$78,179	$78,179
Investment securities	171,487	173,907
Net loans	632,871	591,570
Purchased receivables	6,962	6,962
Accrued interest receivable	3,683	3,683

Financial liabilities:
Deposits	$835,055	$833,705
Accrued interest payable	408	408
Borrowings	14,591	13,930
Junior subordinated debentures	18,558	11,306

Unrecognized financial instruments:
Commitments to extend credit(1)	$159,227	$1,592
Standby letters of credit(1)	17,815	178

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.
     The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

	(In Thousands)
2010:
Available for sale securities
U.S. Treasury & government sponsored	$128,383	—	$128,383	—
Municipal Securities	6,288	—	6,288	—
U.S. Agency Mortgage-backed Securities	84		84
Corporate bonds	29,262	—	29,262	—

Total	$164,017	—	$164,017	—

2009:
Available for sale securities
U.S. Treasury & government sponsored	$96,162	—	$96,162	—
Municipal Securities	4,991	—	4,991	—
U.S. Agency Mortgage-backed Securities	338		338
Corporate bonds	24,005	—	24,005	—

Total	$125,496	—	$125,496	—

     As of and for the three months ending March 31, 2010, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in	Significant
		Active Markets	Other		Total
		for Identical	Observable	Unobservable Significant	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	losses

	(In Thousands)
2010:
Loans measured for impairment[1]	$12,651	—	$8,480	$4,171	$258
Other real estate owned[2]	498	—	—	498	176

Total	$13,149	—	$8,480	$4,669	$434

2009:
Loans measured for impairment[1]	$28,028	—	$9,691	$18,337	( $312)
Other real estate owned[2]	256	—	—	256	196

Total	$28,284	—	$9,691	$18,593	( $116)

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion should be read in conjunction with the unaudited financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note Regarding Forward Looking-Statements
     This quarterly report on Form 10-Q includes forward-looking statements, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A Risk Factors, and in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
Critical Accounting Policies
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
     The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its Form 10-K as of December 31, 2009. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2009. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.
     There were new accounting pronouncements that became effective for the Company on January 1, 2010. See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements and discussion of the impact of their adoption on the Company’s consolidated financial statements.

Economic Conditions
     Alaska’s economy continues to be healthier than the nation as a whole, with the third lowest level of delinquencies and second lowest level of foreclosed homes of all 50 states in the country, according to the fourth quarter 2009 National Mortgage Bankers Association survey of delinquencies and foreclosures for 1-4 unit residences. Alaska also leads the nation by a large margin in having the lowest levels of subprime loans either delinquent or in foreclosure. The national rate for all subprime loans delinquencies was 27.8% and there is no other state in the country less than 20%; however, in Alaska only 11.3% are delinquent.
     Though Alaska is doing better than the rest of the nation in these important indicators, both the U.S. and Alaska continue to have higher than average historical delinquency rates. At the end of 2009, 4.8% of all residential mortgage loans were delinquent in Alaska up from 3.8% a year ago. This delinquency rate was a 0.3% decline from the third quarter and the first improvement in five quarters. Nationally, delinquencies were 10.4% at the end of 2009, up from 8.6% a year ago. Total foreclosures in Alaska at December, 2009 were 1.4%, up from 0.9% one year earlier. Nationally, total foreclosures have grown to 4.6% at December 31, 2009 from 3.3% at December 31, 2008.
Highlights and Summary of Performance — First Quarter of 2010
•	Northrim remains well-capitalized with Tier 1 Capital to risk adjusted assets at 14.31%, up from 13.98% in the immediate prior quarter and 13.60% in the first quarter a year ago.
•	Northrim’s total tangible common equity to total tangible assets at quarter end was 10.56%, up from 9.85% a year earlier. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.37% at March 31, 2010 as compared to 10.70% at March 31, 2009.
•	These ratios above do not reflect any government investment in Northrim as the Company elected not to participate in the Capital Purchase Program sponsored by the U. S. Treasury in 2008.
•	Book value per share grew 5% to $17.60 and tangible book value grew 6% to $16.20 per share from the prior year.
•	Nonperforming assets declined to $31.6 million, or 3.20% of total assets at March 31, 2010, compared to $35.3 million, or 3.56% of assets a year ago.
•	The allowance for loan losses totaled 2.17% of gross loans at March 31, 2010, compared to 1.97% a year ago.
•	Northrim continues to pay a quarterly cash dividend which provides a yield of approximately 2.4% at current market share prices.
     The Company reported net income and diluted earnings per share of $1.9 million and $0.29, respectively, for the first quarter of 2010 compared to net income and diluted earnings per share of $2.0 million and $0.31, respectively, for the first quarter of 2009. The slight decline in net income from the prior year was primarily attributable to a large decrease in the other operating income, net of a slight increase in net interest income and decreases in other operating expenses and the provision for income taxes.
     Net loans fell 5% from the year-ago period with fewer construction and development projects and declines in commercial loans partially offset by growth in commercial real estate loans. About 85% of the portfolio consists of loans made to customers in the greater Anchorage market and 15% are in the Fairbanks market. Total deposits at March 31, 2010, were $835.1 million, down 1% compared to a year-ago and down 2% compared to December 31, 2009.
Credit Quality and Nonperforming Assets
     Nonperforming assets at March 31, 2010, declined by $3.7 million year-over-year and fell $3.2 million from the preceding quarter. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more past due, troubled debt restructurings, and OREO. The risk profile of the portfolio improved as a result of the following developments:

•	Loans measured for impairment decreased to $44 million at March 31, 2010, compared to $46.3 million at December 31, 2009 and $69.9 million in the first quarter a year ago.
•	All construction and development projects in OREO are substantially complete and are being marketed.
•	The $7.0 million condominium conversion project in Anchorage that moved into OREO last quarter continues to generate rental income producing an average yield of approximately 6%. Of the sixty-eight original units, twenty condos have been sold and forty-two are rented, providing positive cash flow for the project.
•	Net charge-offs in the first quarter of 2010, totaled $437,000, or 0.27% annualized of average loans as compared to net charge-offs of $910,000, or 0.52% annualized of average loans during the first quarter of 2009.
•	Restructured loans decreased to zero at March 31, 2010, compared to $3.8 million at December 31, 2009, and $1.2 million in the first quarter a year ago. The $1.2 million in restructured loans at March 31, 2009, moved to a nonaccrual status at June 30, 2009, and have remained in nonaccrual loans through the quarter ending March 31, 2010. The $3.8 million restructured loan at December 31, 2009, was transferred to a performing status at March 31, 2010, as the loan is current and at current market rates.
•	Sales of OREO continued during the quarter ending March 31, 2010, with eleven properties sold for $2 million, generating a $70,000 net gain over current carrying value.
     At the end of the first quarter, nonperforming loans totaled $15.6 million, or 2.41% of total loans, compared to $17.5 million, or 2.67% of total loans at December 31, 2009, and $21.6 million, or 3.18% of total loans a year ago. Total nonperforming assets were $31.6 million, or 3.20% of total assets at March 31, 2010, compared to $34.8 million, or 3.47% of total assets three months earlier, and $35.3 million, or 3.56% of total assets a year ago. The decrease in nonperforming loans at March 31, 2010 as compared to December 31, 2009 is due to a $3.8 million decrease in troubled debt restructurings, offset by a $1.2 million increase in nonaccrual loans and a $614,000 increase in accruing loans past due 90 days or more.
     At March 31, 2010, management had identified potential problem loans of $16.4 million as compared to potential problem loans of $17 million at December 31, 2009 and $16.3 million at March 31, 2009. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, or troubled debt restructurings (“TDRs”)_that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or TDRs. The $557,000 decrease in potential problem loans at March 31, 2010 from December 31, 2009 is primarily due to the transfer of one $3.3 million residential land development loan to nonaccrual status. This decrease was partially offset by the addition of three commercial loans.
     At March 31, 2010, December 31, 2009 and March 31, 2009 the Company held OREO of $16.1 million, $17.4 million and $13.7 million, respectively. As of March 31, 2010, OREO consists of $11 million in condominiums, $4.3 million in residential lots in various stages of development, $322,000 in commercial property and $471,000 in single family residences. During the first quarter of 2010, additions to OREO totaled $1 million and included $751,000 in residential lots and $248,000 in single family residences. During the first quarter of 2010, the Company received approximately $2.0 million in proceeds for the sale of OREO which included $1.6 million from the sale of condominiums and $369,000 from the sale of residential lots.
     The following summarizes OREO activity for the three-month periods ending March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
	(In Thousands)

Balance, beginning of the year	$17,355	$12,617
Transfers from loans, net	744	2,766
Investment in other real estate owned	4	546
Proceeds from the sale of other real estate owned	(1,981)	(2,104)
Gain on sale of other real estate owned, net	70	108
Deferred gain on sale of other real estate owned	49	—
Impairment on other real estate owned	(176)	(196)

Balance at end of period	$16,065	$13,737

RESULTS OF OPERATIONS
Income Statement
     Net Income
     Net income attributable to Northrim Bancorp for the quarter ended March 31, 2010, was $1.9 million or $0.29 per diluted share, or a decrease of $55,000 and $0.02 or 3% and 6%, respectively, as compared to the same period in 2009. For the quarter ended March 31, 2010, the Company’s net interest income increased by $128,000, or 1%; its other operating income decreased $727,000, or 20%, primarily due to a decrease in the Company’s earnings from RML; its other operating expenses decreased by $364,000, or 3%, due to decreases in insurance and audit expenses; and its provision for income taxes decreased by $125,000, or 15%, due to lower pretax income and increased tax exempt income as compared to the first quarter a year ago. The provision for loan losses was consistent for the three months ending March 31, 2010 and 2009. See further discussion of these individual items in the sections below.
     Net Interest Income / Net Interest Margin
     Net interest income for the first quarter of 2010 increased $128,000, or 1%, to $11.3 million from $11.2 million in the first quarter of 2009 because of larger reductions in interest expense, accompanied by a smaller decrease in the yields on the Company’s interest-earning assets. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis was 5.34% and 5.20%, respectively, for the three-month periods ending March 31, 2010 and 2009. The decrease in funding costs coupled with smaller decreases in the yields on its earning assets for the three-month period ending March 31, 2010 as compared to the same period in 2009 resulted in an increase in the net tax-equivalent margin.
     Average loans, the largest category of interest-earning assets, decreased by $56.9 million in the first quarter of 2010 as compared to the first quarter of 2009. Commercial, construction, home equity lines and other consumer loans and real estate loans for sale all decreased between the first quarters of 2010 and 2009 while commercial real estate loans increased during the same period. The overall decline in the loan portfolio resulted from a combination of refinance and loan payoff activity and a decrease in construction loan originations.
     Average investments increased $43.7 million in the first quarter of 2010 as compared to the first quarter of 2009. This increase arose as loan totals decreased and total deposits increased.
     Interest-bearing liabilities decreased during the first quarter of 2010, as compared to the same period in 2009. This decrease arose from the payoff of the Company’s long term borrowings from FHLB of $9.9 million in the third quarter of 2009 as well as a shift in customer deposits from interest-bearing to noninterest-bearing demand deposits. Lastly, the Company had average public certificates of deposits from the Alaska Permanent Fund Corporation of $58.8 million in the first quarter of 2009 and had no public deposits in the first quarter of 2010. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit.
     The decrease in public certificates of deposit was partially offset by an increase in other certificate of deposit products in the first quarter of 2010 as compared to the same period in 2009. The average cost of interest-bearing liabilities decreased 39 basis points for the first quarter of 2010 compared to the first quarter of 2009 due mainly to declining market rates and the payoff of the Company’s FHLB borrowings.
     Components of Net Interest Margin
     The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the quarters ending March 31, 2010 and 2009:

	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2010	2009	$	%	2010	2009	$	%	2010	2009	Change

				(In Thousands)
Commercial	$244,074	$280,342	$(36,268)	-13%	$4,360	$4,669	$(309)	-7%	7.24%	6.76%	0.48%
Construction/development	60,004	97,056	(37,052)	-38%	1,204	1,722	(518)	-30%	8.14%	7.20%	0.94%
Commercial real estate	297,934	271,347	26,587	10%	5,051	4,719	332	7%	6.88%	7.05%	-0.17%
Home equity lines and other consumer	48,544	50,562	(2,018)	-4%	807	850	(43)	-5%	6.75%	6.81%	-0.06%
Real estate loans for sale	—	8,101	(8,101)	NA	—	98	(98)	NA	0.00%	4.91%	NA
Other loans	(1,886)	(1,820)	(66)	4%

Total loans[1,2]	648,670	705,588	(56,918)	-8%	11,422	12,058	(636)	-5%	7.15%	6.94%	0.21%
Short-term investments	36,887	36,640	247	1%	23	75	(52)	-69%	0.25%	0.82%	-0.57%
Long-term investments	178,229	134,766	43,463	32%	1,329	1,154	175	15%	3.11%	3.61%	-0.50%

Total investments	215,116	171,406	43,710	26%	1,352	1,229	123	10%	2.66%	3.06%	-0.40%

Interest-earning assets	863,786	876,994	(13,208)	-2%	12,774	13,287	(513)	-4%	6.03%	6.18%	-0.15%
Nonearning assets	109,244	113,099	(3,855)	-3%

Total	$973,030	$990,093	$(17,063)	-2%

Interest-bearing deposits	$577,497	$629,518	$(52,021)	-8%	$1,275	$1,721	$(446)	-26%	0.90%	1.11%	-0.21%
Borrowings	32,460	36,538	(4,078)	-11%	195	390	(195)	-50%	2.39%	4.27%	-1.88%

Total interest-bearing liabilities	609,957	666,056	(56,099)	-8%	1,470	2,111	(641)	-30%	0.98%	1.28%	-0.30%
Demand deposits and other noninterest-bearing liabilities	250,483	217,544	32,939	15%
Equity	112,590	106,493	6,097	6%

Total	$973,030	$990,093	$(17,063)	-2%

Net interest income					$11,304	$11,176	$128	1%

Net tax equivalent margin on earning assets									5.34%	5.20%	0.14%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $670,000 and $734,000 in the first quarter of 2010 and 2009, respectively.

[2]	Average nonaccrual loans loans included in the computation of the average loans were $12.8 million and $20.1 millionin the first quarter of 2010 and 2009, respectively.
     Analysis of Changes in Interest Income and Expense
     The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the quarter ended March 31, 2010. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended March 31, 2010 vs. 2009
	Increase (decrease) due to
	Volume		Rate		Total

Interest Income:
Loans	$	(996)		$360	$	(636)
Long-term investments		303		(128)		175
Short-term investments		(1)		(51)		(52)

Total interest income	$	(693)		$181	$	(513)

Interest Expense:
Deposits:
Interest-bearing deposits	$	(135)		(311)	$	(446)
Borrowings		(40)		(155)		(195)

Total interest expense	$	(175)	$	(466)	$	(641)

     Provision for Loan Losses
     The provision for loan losses was $1.4 million for each of the three-month periods ending March 31, 2010 and 2009. Net charge offs were $437,000 and $910,000, respectively, for the quarters ending March 31, 2010 and 2009. At March 31, 2010, the allowance for loan losses was $14 million, or 2.17% of total loans as compared to $13.4 million, or 1.97% of total loans a year ago. The Company believes that a higher reserve is appropriate at March 31, 2010 to address the impact of the current economic environment on our loan portfolio. See analysis of allowance for loan losses in the Balance Sheet Overview section.
     Other Operating Income
     Other operating income for the first quarter of 2010 was $2.9 million, a decrease of $727,000 from $3.6 million in the first quarter of 2009. The decrease was due primarily to a $921,000 decrease in earnings from RML that resulted from decreased refinance activity in the first quarter of 2010 as compared to the first quarter of 2009. Additionally, purchased receivable income decreased $444,000 because one of the Company’s large purchased receivable customers sold a portion of its business and used those proceeds to repay its purchased receivable at the end of March in 2009. These decreases were partially offset by $281,000 in gains on the sale of three securities in the first quarter of 2010 and a $200,000 increase in rental income on other real estate owned due to the acquisition of a large condominium development in December 2009. In addition, an increase of $90,000 in electronic banking income due to increased fees collected from increased point-of-sale and ATM transactions and a $70,000 increase in earnings from Elliott Cove caused by an increase in its assets under management further offset these decreases in other operating income.
     Other Operating Expense
     Other operating expense for the first quarter of 2010 was $10.2 million, a decrease of $364,000 from the first quarter of 2009. This decrease was primarily due to decreases of $303,000 and $247,000, respectively, in professional and outside services and insurance expense. Professional and outside services decreased due to a $159,000 decrease in audit fees and a $99,000 decrease in accounting fees resulting from the fact that the Company did not utilize consulting services in its analysis of goodwill in the first quarter of 2010 as it did in the same period a year ago. Insurance expense decreased due to a $164,000 decrease in Keyman insurance resulting from increases in the cash surrender value of assets held under the Company’s Keyman insurance policies and an $80,000 decrease in FDIC insurance premiums due to lower average insured deposit balances. These decreases were partially offset by a $169,000 increase in salaries and personnel expense due to increases in salary and benefits costs at Northrim Benefits Group and a $121,000 increase in marketing expense that arose from increased charitable donations, promotion and market research costs.

     Income Taxes
     The provision for income taxes decreased by $125,000 in the first quarter of 2010 as compared to the same period in 2009, primarily due to decreased pre-tax income. Additionally, increased tax exempt interest income on investments and modest tax exempt market gains on the Company’s Keyman insurance policies in the first quarter of 2010 as compared to more significant nondeductible market losses in the same period in 2009 relative to the level of taxable income for the period resulted in a 2% decrease in the tax rate for the first quarter of 2010 at 27% as compared to 29% for the same period in 2009.
FINANCIAL CONDITION
     Balance Sheet Overview
     Investment Securities
     Investment securities decreased $13.8 million, or 7%, from December 31, 2009, and increased $35.5 million, or 26%, from March 31, 2009. The decrease in investments from December 31, 2009 to March 31, 2010 was primarily due to the reinvestment of the proceeds from security calls and maturities into overnight investments. The increase in investments from March 31, 2009 to March 31, 2010 arose as loan totals decreased and proceeds from deposits were placed into investments.
     Loans and Lending Activities
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
     Loans are the highest yielding component of our earning assets. Loans comprised 75% of total average earning assets for the quarter ending March 31, 2010, compared to 80% of total average earning assets for the quarter ending March 31, 2009. The yield on loans averaged 7.15% for the quarter ending March 31, 2010, compared to 6.94% during the same period in 2009. See the Net Interest Income section for further discussion of average balances and yields for the three-month period ending March 31, 2010 and 2009.
     The loan portfolio decreased by $36 million to $646.9 million, or 5%, at March 31, 2010 from $682.9 million at March 31, 2009. Commercial loans decreased $29.7 million, or 11%, construction loans decreased $29.3 million, or 35%, home equity lines and other consumer loans decreased $1.7 million, or 4%, real estate loans for sale decreased $4.2 million or 100%, and commercial real estate loans increased $29.2 million, or 11% at March 31, 2010 from March 31, 2009. In addition, commercial loans decreased $1 million, or less than 1%, construction loans decreased $8.3 million, or 13%, commercial real estate loans decreased $2.9 million, or 1%, and home equity lines and other consumer loans increased $2.2 million, or 5%, and at March 31, 2010 from December 31, 2009. Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase in 2010 mainly in the commercial and commercial real estate areas.
     Analysis of Allowance for Loan Losses
     The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied. At March 31, 2010, the allowance for loan losses was $14 million, or 2.17% of total loans as compared to $13.4 million, or 1.97% of total loans a year ago.
     In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. With regard to our appraisal process, the Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on our evaluation of the facts and circumstances on a case by case basis. Appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. The specific allowance on impaired loans at March 31, 2010, was $1.9 million, or 15% of total loans that are specifically impaired compared to $1.9 million, or 12%, and $2.9 million, or 10%, of total loans that were specifically impaired at December 31, 2009 and March 31, 2009, respectively..
     When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is done. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recorded. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The ratio of nonperforming loans for which there has been a charged off compared to total nonperforming loans as of March 31, 2010 was 22% compared to 18% at December 31, 2009 and 23% as of March 31, 2009. The Allowance coverage ratios are affected by charge-offs.
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
     Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process. The Company has $54.2 million in construction loans at March 31, 2010, and $10.4 million of those loans have interest reserves as of March 31, 2010. Management does not consider construction loans with interest reserves to be a material component of the portfolio for purposes of the Allowance calculation.
     Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis. In 2009, management developed a more rigorous migration analysis for unidentified loan portfolio risk that analyzed loss history associated with the unallocated portion of the portfolio. The Company has observed an increase in charge off ratios in recent years on both the allocated and unallocated portions of its loan portfolio. Additionally, the average ratio of unallocated reserves to unallocated loans has increased. The ratio of unallocated reserves to unallocated loans was 1.61% at March 31, 2010 as compared to 1.49% at December 31, 2009 and 1.34% at March 31, 2009. The increase in the unallocated reserve reflects management’s belief that the current economic environment, the increased charge-off ratios discussed above, and historical experience with unidentified risk in the loan portfolio supports the current level of unallocated reserves. At March 31, 2010, the unallocated reserve as a percentage of total reserves was 51% as compared to 43% of total reserves at March 31, 2009.
     Deposits
     Deposits are the Company’s primary source of funds. Total deposits decreased $18.1 million at March 31, 2010, from December 31, 2009, and decreased $6.6 million from March 31, 2009. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2010. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2010, December 31, 2009, or March 31, 2009.
     To provide customer assurances, the Company is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides 100% guarantee of noninterest-bearing checking accounts, including NOW accounts paying less than 0.50%. Effective July 1, 2010, the maximum interest rate for NOW accounts included in this program will decrease to 0.25%. TAGP has recently been extended to December 31, 2010. Additionally, under recent changes from the FDIC, all interest-bearing deposit accounts are insured up to $250,000 through December 31, 2013.
     Borrowings
     At March 31, 2010, the Company’s maximum borrowing line from the FHLB was $115.3 million, approximately 12% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At March 31, 2010 and December 31, 2009, the Company had no outstanding balances on the borrowing line. At March 31, 2009 there was an outstanding balance on the borrowing line of $10.6 million and there were no additional monies committed to secure public deposits. The decrease in the outstanding balance of the line at March 31, 2010 and December 31, 2009 as compared to March 31, 2009 was the result of the early pay off of $9.9 million in advances in September 2009. The advances had an average remaining life of over 8 years. A resulting $718,000 prepayment penalty reduced earnings per diluted share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per diluted share in 2010 and additional amounts in future years.
     The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At March 31, 2010, December 31, 2009 and March 31, 2009, the outstanding balance on this loan was $4.9 million, $4.9 million and $5.0 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.
     In addition to the borrowings from the FHLB and for the building, the Company had $9.7 million in other borrowings outstanding at March 31, 2010, as compared to $7.4 million, and $1.0 million, respectively, in other borrowings outstanding at December 31, 2009 and March 31, 2009. Other borrowings as of March 31, 2010 and December 31, 2009 consisted of security repurchase arrangements and short-term borrowings from the Federal Reserve Bank for payroll tax deposits. Other borrowings at March 31, 2009 consist of short-term borrowings from the Federal Reserve Bank for payroll tax deposits.
     At March 31, 2010, December 31, 2009 and March 31, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

     Liquidity and Capital Resources
     The Company manages its liquidity through its Asset and Liability Committee. In addition to the $78.2 million of cash and cash equivalents and $143.0 million in unpledged available for sale securities held at March 31, 2010, the Company has additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $122.4 million as of March 31, 2010.
     At March 31, 2010, $21 million in securities, or 12%, of the investment portfolio was pledged, as compared to $17.7 million, or 9%, at December 31, 2009, and $101.4 million, or 73%, at March 31, 2009. The changes in pledged securities are due to the fact that as of March 31, 2010 and December 31, 2009, the Company did not have any securities pledged to collateralize Alaska Permanent Fund certificates of deposit. At March 31, 2009, the Company had pledged $57 million to collateralize Alaska Permanent Fund certificates of deposit.
     The Company issued 15,470 shares through the exercise to stock options in the first quarter of 2010 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2010, the Company had approximately 6.4 million shares of its common stock outstanding.
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
     The requirements address both risk-based capital and leverage capital. At March 31, 2010, the Company and the Bank met all applicable regulatory capital adequacy requirements for a “well-capitalized” institution.
     The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of March 15, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
     The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of March 31, 2010.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	14.31%	13.35%
Total risk-based capital	8.00%	10.00%	15.57%	14.60%
Leverage ratio	4.00%	5.00%	12.61%	11.76%
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
     Off-Balance Sheet Items
     The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Company’s commitments to extend credit and to provide letters of credit amounted to $177 million, $183.6 million, and $170.8, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
     Capital Expenditures and Commitments
     The Company has no capital commitments as of March 31, 2010.
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
     The results of the simulation model at March 31, 2010, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $208,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would also experience an increase in net interest income of approximately $854,000 over the next 12 months. The similar results between the 100 basis point increase and decrease are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates.

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
Changes in Internal Control over Disclosure and Reporting
     There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors have not materially changed as of May 7, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a)-(b) Not applicable
     (c) There were no stock repurchases by the Company during the first quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
(a)	Not applicable
(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
ITEM 6. EXHIBITS

10.31	Employment Agreement with R. Marc Langland dated January 1, 2010(1)

10.32	Employment Agreement with Christopher N. Knudson dated January 1, 2010(1)

10.33	Employment Agreement with Joseph M. Schierhorn dated January 1, 2010(1)

10.34	Employment Agreement with Joseph M. Beedle dated January 1, 2010(1)

10.35	Employment Agreement with Steven L. Hartung dated January 1, 2010(1)

16.1	Letter of KPMG LLP dated February 2, 2010(2)

16.1	Letter of KPMG LLP dated March 19, 2010 (3)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2010

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on March 19, 2010

SIGNATURES
     Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
May 7, 2010	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

May 7, 2010	By	/s/ Joseph M Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)