Form 10-Q
period 2010-06-30
NORTHRIM BANCORP INC
filed 2010-08-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at August 6, 2010 was 6,389,420.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
June 30, 2010, December 31, 2009 and June 30, 2009

	June 30,	December 31,	June 30,
	2010	2009	2009

	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$22,316	$19,395	$23,509
Overnight investments	82,749	47,326	43,142

Investment securities available for sale	168,029	178,159	124,566
Investment securities held to maturity	7,018	7,285	10,128
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Total investment securities	177,050	187,447	136,697
Loans held for sale	8,210	—	3,426
Loans	628,373	655,039	684,897
Allowance for loan losses	(14,427)	(13,108)	(13,187)

Net loans	622,156	641,931	675,136
Purchased receivables, net	10,754	7,261	9,822
Accrued interest receivable	3,749	3,986	3,860
Premises and equipment, net	27,932	28,523	29,171
Goodwill and intangible assets	8,843	8,996	9,156
Other real estate owned	12,973	17,355	11,576
Other assets	38,642	40,809	33,624

Total assets	$1,007,164	$1,003,029	$975,693

LIABILITIES
Deposits:
Demand	$272,743	$276,532	$253,118
Interest-bearing demand	120,826	134,899	112,385
Savings	71,167	66,647	61,331
Alaska CDs	113,692	104,840	104,906
Money market	126,841	125,339	119,944
Certificates of deposit less than $100,000	58,815	64,652	70,773
Certificates of deposit greater than $100,000	87,401	80,199	96,684

Total deposits	851,485	853,108	819,141

Securities sold under repurchase agreements	8,871	6,733	4,633
Other borrowings	5,532	5,587	16,225
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,694	8,023	9,089

Total liabilities	893,140	892,009	867,646

SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 10,000,000 shares authorized, 6,386,925, 6,371,455, and 6,338,138 shares issued and outstanding at June 30, 2010, December 31, 2009, and June 30, 2009, respectively	6,387	6,371	6,338
Additional paid-in capital	52,484	52,139	51,760
Retained earnings	53,868	51,121	48,511
Accumulated other comprehensive income	1,242	1,341	1,406

Total Northrim BanCorp shareholders’ equity	113,981	110,972	108,015

Noncontrolling interest	43	48	32

Total shareholders’ equity	114,024	111,020	108,047

Total liabilities and shareholders’ equity	$1,007,164	$1,003,029	$975,693

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(Unaudited)		(Unaudited)
		(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$11,212	$12,396	$22,634	$24,454
Interest on investment securities:
Securities available for sale	1,245	937	2,499	2,000
Securities held to maturity	70	106	145	197
Interest on overnight investments	42	15	65	33
Interest on domestic certificate of deposit	—	1	—	58

Total Interest Income	12,569	13,455	25,343	26,742

Interest Expense
Interest expense on deposits, borrowings and junior subordianted debentures	1,466	1,789	2,936	3,900

Net Interest Income	11,103	11,666	22,407	22,842

Provision for loan losses	1,375	2,117	2,750	3,492

Net Interest Income After Provision for Loan Losses	9,728	9,549	19,657	19,350

Other Operating Income
Service charges on deposit accounts	762	775	1,462	1,478
Purchased receivable income	595	474	909	1,232
Employee benefit plan income	530	447	951	813
Electronic banking income	435	351	835	661
OREO sale and rental income	383	124	653	240
Equity in earnings from RML	182	764	109	1,612
Gain on sale of securities	132	196	413	196
Equity in earnings (loss) from Elliott Cove	(2)	(28)	3	(93)
Other income	588	547	1,133	1,093

Total Other Operating Income	3,605	3,650	6,468	7,232

Other Operating Expense
Salaries and other personnel expense	5,402	5,708	11,022	11,159
Occupancy	897	897	1,816	1,812
Marketing expense	439	316	878	634
Insurance expense	422	959	980	1,764
Purchased receivable losses	406	—	407	(16)
OREO expense net, including impairment	343	448	715	844
Professional and outside services	323	414	565	959
Equipment expense	244	257	517	520
Intangible asset amortization expense	77	83	153	165
Other operating expense	1,618	1,450	3,282	3,211

Total Other Operating Expense	10,171	10,532	20,335	21,052

Income Before Provision for Income Taxes	3,162	2,667	5,790	5,530
Provision for income taxes	912	681	1,614	1,508

Net Income	2,250	1,986	4,176	4,022
Less: Net income attributable to the noncontrolling interest	110	109	136	190

Net Income Attributable to Northrim BanCorp	$2,140	$1,877	$4,040	$3,832

Earnings Per Share, Basic	$0.34	$0.29	$0.63	$0.60

Earnings Per Share, Diluted	$0.33	$0.29	$0.62	$0.60

Weighted Average Shares Outstanding, Basic	6,386,925	6,396,341	6,386,343	6,394,965

Weighted Average Shares Outstanding, Diluted	6,473,622	6,402,502	6,470,966	6,398,045

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2010 and 2009

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total

				(Unaudited)
				(In Thousands)
Six months ending June 30, 2009:
Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(1,279)	—	—	(1,279)
Stock option expense	—	—	299	—	—	—	299
Exercise of stock options	7	7	(4)	—	—	—	3
Excess tax benefits from share-based payment arrangements	—	—	7	—	—	—	7
Distributions to noncontrolling interest	—	—	—	—	—	(194)	(194)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	505	—	505

Net income attributable to the noncontrolling interest						190	190
Net income attributable to Northrim BanCorp	—	—	—	3,832	—	—	3,832

Total Comprehensive Income							4,527

Balance as of June 30, 2009	6,338	$6,338	$51,760	$48,511	$1,406	$32	$108,047

Six months ending June 30, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	—	—	—	(1,293)	—	—	(1,293)
Stock option expense	—	—	258	—	—	—	258
Exercise of stock options	16	16	(15)	—	—	—	1
Excess tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Distributions to noncontrolling interest						(141)	(141)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(99)	—	(99)

Net income attributable to the noncontrolling interest						136	136
Net income attributable to Northrim BanCorp	—	—	—	4,040	—	—	4,040

Total Comprehensive Income							4,077

Balance as of June 30, 2010	6,387	$6,387	$52,484	$53,868	$1,242	$43	$114,024

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009

	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$4,176	$4,022

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(413)	(196)
Depreciation and amortization of premises and equipment	769	827
Amortization of software	84	81
Intangible asset amortization	153	165
Amortization of investment security premium, net of discount accretion	98	217
Deferred tax liability (benefit)	2,156	(744)
Stock-based compensation	258	299
Excess tax benefits from share-based payment arrangements	(102)	(7)
Deferral of loan fees and costs, net	(300)	(155)
Provision for loan losses	2,750	3,492
Purchased receivable loss (recovery)	407	(16)
Purchases of loans held for sale	(8,210)	(75,160)
Proceeds from the sale of loans held for sale	—	71,670
Gain on sale of loans held for sale	—	64
Gain\ on sale of other real estate owned	(281)	(223)
Impairment on other real estate owned	176	495
Earnings in excess of proceeds from RML	109	585
Equity in (income) loss from Elliott Cove	(3)	93
Decrease in accrued interest receivable	237	952
(Increase) decrease in other assets	58	(1,226)
Decrease (increase) of other liabilities	315	(703)

Net Cash Provided by Operating Activities	2,437	4,532

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(91,037)	(34,110)
Purchases of investment securities-held-to-maturity	(517)	(1,217)
Proceeds from sales/maturities of securities-available-for-sale	101,318	51,390
Proceeds from calls/maturities of securities-held-to-maturity	780	520
Purchases of domestic certificates of deposit	—	14,500
Investment in Federal Home Loan Bank stock, net	—	(5,000)
Investment in purchased receivables, net of repayments	(3,900)	9,269
Loan paydowns, net of new advances	24,604	20,448
Proceeds from sale of other real estate owned	5,888	4,832
Investment in other real estate owned	(27)	(1,172)
Loan to Elliott Cove, net of repayments	(68)	(54)
Purchases of premises and equipment	(178)	(265)
Purchases of software	(100)	(37)

Net Cash Provided by Investing Activities	36,763	59,104

Financing Activities:
Decrease in deposits	(1,623)	(24,111)
Increase (decrease) in securities sold under repurchase agreements	2,138	(3,003)
Increase (decrease) in borrowings	(55)	(6,245)
Distributions to noncontrolling interest	(141)	(194)
Proceeds from issuance of common stock	1	3
Excess tax benefits from share-based payment arrangements	102	7
Cash dividends paid	(1,278)	(1,272)

Net Cash Used by Financing Activities	(856)	(34,815)

Net Increase in Cash and Cash Equivalents	38,344	28,821
Cash and Cash quivalents at Beginning of Period	66,721	37,830

Cash and Cash Equivalents at End of Period	$105,065	$66,651

Supplemental Information:
Income taxes paid	$7	$1,441
Interest paid	$2,934	$4,251
Transfer of loans to other real estate owned	$931	$2,891
Loans made to facilitate sales of other real estate owned	$1,883	$—
Cash dividends declared but not paid	$15	$12
See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010 and 2009
1. Basis of Presentation
     The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended June 30, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In April 2010, the FASB issued ASU 2010-18, an update to ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. This update affects loans accounted for within pools under ASC 310-30. As a result of the amendments of ASU 2010-18, modifications of loans accounted for in these pools do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 is effective for the Company’s financial statements for annual and interim periods ending after July 15, 2010 and must be adopted prospectively. The Company does not expect that adoption will impact its financial position, results of operations, and earnings per share.
     In July 2010, the FASB issued ASU 2010-20, an update to ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. This update is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires expanded disclosures that will facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is effective for the Company’s financial statements for annual and interim periods ending after December 15, 2010 and must be adopted prospectively. The Company does not expect that adoption will impact its financial position, results of operations, and earnings per share.
3. Investment Securities

     The carrying values and approximate fair values of investment securities at June 30, 2010 and June 30, 2009, respectively, are presented below. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were four securities with unrealized losses as of June 30, 2010 and 2009, respectively, that had been in a loss position for less than twelve months. There were no securities with unrealized losses as of June 30, 2010 and 2009 that had been in a loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

		(In Thousands)
2010:
Securities available for sale
U.S. Treasury & government sponsored entities	$126,042	$827	$65	$126,804
Municpal Securities	6,174	195	—	6,369
U.S. Agency Mortgage-backed Securities	79	2	—	81
Corporate bonds	33,625	1,187	37	34,775

Total	$165,920	$2,211	$102	$168,029

Securities held to maturity
Municipal securities	$7,018	$243	$—	$7,261

Federal Home Loan Bank stock	$2,003	$—	$—	$2,003

2009:
Securities available for sale
U.S. Treasury & government sponsored entities	$90,466	$1,261	$1	$91,726
Municpal Securities	5,045	—	66	4,979
U.S. Agency Mortgage-backed Securities	94	1	—	95
Corporate bonds	26,574	1,195	3	27,766

Total	$122,179	$2,457	$70	$124,566

Securities Held to Maturity
Municipal Securities	$10,128	$179	$—	$10,307

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

     The amortized cost and fair values of debt securities at June 30, 2010, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

		(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$32,054	$32,465	2.50%
1-5 years	93,988	94,339	1.93%

Total	$126,042	$126,804	2.08%

U.S. Agency Mortgage-backed securities
5-10 years	$79	$81	4.45%

Total	$79	$81	4.45%

Corporate bonds
Within 1 year	$10,092	$10,360	5.18%
1-5 years	18,275	19,103	3.50%
5-10 years	5,257	5,312	2.52%

Total	$33,625	$34,775	3.85%

Municipal securities
Within 1 year	$1,770	$1,790	3.85%
1-5 years	4,028	4,209	3.83%
5-10 years	5,214	5,370	4.59%
Over 10 years	2,180	2,261	4.75%

Total	$13,192	$13,630	4.28%

     The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2010 and June 30, 2009, respectively, are as follows:

		Gross	Gross
June 30,	Proceeds	Gains	Losses

		(In Thousands)
2010:
Available for sale securities	$19,363	$413	$—
Held to maturity securities	$—	$—	$—
2009:
Available for sale securities	$5,429	$201	$5
Held to maturity securities	$—	$—	$—

     A summary of interest income for the six months ending June 30, 2010 and 2009 on available for sale investment securities is as follows:

June 30,	2010	2009

	(In Thousands)
US Treasury and government sponsored entities	$1,652	$1,200
U.S. Agency Mortgage-backed Securities	2	36
Other	701	644

Total taxable interest income	$2,355	$1,880

Municipal Securities	144	120

Total tax-exempt interest income	144	120

Total	$2,499	$2,000

     For the periods ending June 30, 2010, December 31, 2009 and June 30, 2009, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2010, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the six-month period ending June 30, 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
     The Company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively. Additionally, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2010, December 31, 2009 or June 30, 2009.
4. Lending Activities
     At June 30, 2010, 29% of the portfolio was scheduled to mature over the next 12 months, and 30% was scheduled to mature between July 1, 2011, and June 30, 2015. The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	June 30, 2010		December 31, 2009		June 30, 2009

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

			(In Thousands)
Commercial	$244,291	38%	$248,195	38%	$266,227	39%
Construction/development	49,122	8%	62,573	10%	79,464	12%
Commercial real estate	290,122	46%	301,816	46%	294,249	43%
Home equity lines and other consumer	47,202	7%	45,168	7%	47,266	7%
Loans in process	134	0%	85	0%	248	0%
Unearned loan fees, net	(2,498)	0%	(2,798)	0%	(2,557)	0%

Sub total	628,373		655,039		684,897
Loans held for sale	8,210	1%	—	0%	3,426	0%

Total loans	$636,583	100%	$655,039	100%	$688,323	100%

     Loans held for sale: The Company has purchased residential loans from our mortgage affiliate, RML, from time to time since 1998. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. The Company purchased $8.2 million and did not sell any loans in the six-month period ending June 30, 2010. The Company purchased $75.1 million and sold $71.7 million in loans in the six-month period ending June 30, 2009.
5. Allowance for Loan Losses, Nonperforming Assets and Loans Measured for Impairment
     The Company recorded a provision for loan losses in the amount of $1.4 and $2.8 million for the three and six-month periods ending June 30, 2010 based upon its analysis of its loan portfolio. The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

		(In Thousands)
Balance at beginning of period	$14,046	$13,364	$13,108	$12,900
Charge-offs:
Commercial	842	1,137	1,634	1,148
Construction/development	—	207	79	1,070
Commercial real estate	120	998	120	1,058
Home equity lines and other consumer	174	57	253	141

Total charge-offs	1,136	2,399	2,086	3,417
Recoveries:
Commercial	114	97	618	167
Construction/development	4	—	4	—
Commercial real estate	11	—	11	9
Home equity lines and other consumer	13	8	22	36

Total recoveries	142	105	655	212
Net, (recoveries) charge-offs	994	2,294	1,431	3,205
Provision for loan losses	1,375	2,117	2,750	3,492

Balance at end of period	$14,427	$13,187	$14,427	$13,187

     At June 30, 2010, the allowance for loan losses was $14.4 million as compared to $13.2 million, at June 30, 2009. The increase in the allowance for loan losses at June 30, 2010 as compared to June 30, 2009 was the result of a $2.8 million provision and $1.4 million in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at June 30, 2010 was 2.45% as compared to 2.92% as of June 30, 2009. The Company’s ratio of allowance for loan losses compared to portfolio loans at June 30, 2010 was 2.30% as compared to 1.93% as of June 30, 2009. While the Company’s ratio of nonperforming loans compared to portfolio loans has decreased as of June 30, 2010, the Company believes that a higher reserve is appropriate to address the impact of the current economic environment on our loan portfolio.

     Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	June 30, 2010	December 31, 2009	June 30, 2009

	(In Thousands)
Nonaccrual loans	$14,413	$12,738	$18,111
Accruing loans past due 90 days or more	1,000	1,000	1,893
Restructured loans	—	3,754	—
Total nonperforming loans	15,413	17,492	20,004
Other real estate owned	12,973	17,355	11,576

Total nonperforming assets	$28,386	$34,847	$31,580

Allowance for loan losses	$14,427	$13,108	$13,187

Nonperforming loans to gross loans	2.45%	2.67%	2.92%
Nonperforming assets to total assets	2.82%	3.47%	3.24%
Allowance to gross loans	2.30%	2.00%	1.93%
Allowance to nonperforming loans	93.60%	74.94%	65.92%

6. Goodwill and Other Intangibles
     The Company performs goodwill impairment testing in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no indication of impairment as of June 30, 2010. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2010 for goodwill impairment, if, for example, our stock price declines and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
7. Variable Interest Entities
     The Company has analyzed all of its affiliate relationships in accordance with Accounting Standards Codification 810-10-50-12 and 50-13 and determined that Elliott Cove is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $746,000 as of June 30, 2010. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company does not have a controlling interest in Elliott Cove because it does not have the power to direct Elliott Cove’s activities, nor does it have an obligation to absorb losses or receive benefits from earnings that are disproportionate to its ownership. The Company does not have any arrangements or guarantees to Elliott Cove outside of the line of credit, and it does not have any exposure to additional losses outside of its share in Elliott Cove’s net income. The line of credit to Elliott Cove is included in other assets in the Company’s Consolidated Balance Sheets.
8. Deposit Activities
     Total deposits at June 30, 2010, December 31, 2009 and June 30, 2009 were $851.5 million, $853.1 million and $819.1 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2010, the Company had $146.2 million in certificates of deposit as compared to certificates of deposit of $144.9 million and $167.5 million, for the periods ending December 31, 2009 and June 30, 2009, respectively. At June 30, 2010, $107.6 million, or 74%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to

$100.1 million, or 69%, of total certificates of deposit, at December 31, 2009, and $136.3 million, or 81%, of total certificates of deposit at June 30, 2009.
9. Stock Incentive Plan
     The Company set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. During the second quarter ended June 30, 2010, the Company’s shareholders approved the 2010 Stock Option Plan (“2010 Plan”) under which it may grant 325,000 shares of stock in the form of stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of stock options and restricted stock units outstanding under the 2004 and 2010 Plans and previous stock incentive plans at June 30, 2010 was 407,298, which includes 322,448 shares granted under the 2004 Plan leaving 348,232 shares available for future awards. Under the 2004 Plan, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.
     The Company recognized expenses of $94,000 and $90,000 on the fair value of restricted stock units and $35,000 and $60,000 on the fair value of stock options for a total of $129,000 and $150,000 in stock-based compensation expense for the three-month periods ending June 30, 2010 and 2009, respectively. For the six-month periods ending June 30, 2010 and 2009, the Company recognized expense of $189,000 and $178,000, respectively, on the fair value of restricted stock units and $69,000 and $121,000, respectively, on the fair value of stock options for a total of $258,000 and $299,000, respectively, in stock-based compensation expense.
     There were no exercises of stock options and no restricted stock units vested in the three months ended June 30, 2010. Proceeds from the exercise of stock options for the three months ended June 30, 2009 were $71,000. The Company withheld shares valued at $68,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month period ending June 30, 2009. The Company recognized tax deductions of $15,000 related to the exercise of these stock options and $41,000 related to the vesting of restricted stock units during the quarter ended June 30, 2009.
     Proceeds from the exercise of stock options for the six months ended June 30, 2010 and 2009 were $497,000 and $71,000, respectively. The Company withheld shares valued at $496,000 and $72,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the six-month periods ending June 30, 2010 and 2009, respectively. The Company recognized tax deductions of $102,000 and $15,000, respectively, related to the exercise of stock options during the six months ended June 30, 2010 and 2009, respectively. The Company recognized tax deductions of $41,000 related to the vesting of restricted stock units during the six months ended June 30, 2009. There were no restricted stock units that vested during the six months ended June 30, 2010.
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
Cash, Due from Banks and Overnight Investments: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Investments in Federal Home Loan Bank stock are recorded at cost, which also represents fair value.
Loans Held for Sale: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
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
     Estimated fair values as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$105,065	$105,065	$66,721	$66,721
Investment securities	174,941	177,294	187,447	187,678
Net loans	622,156	579,084	641,931	616,476
Purchased receivables	10,754	10,754	7,261	7,261
Accrued interest receivable	3,749	3,749	3,986	3,986

Financial liabilities:
Deposits	$851,485	$850,340	$853,108	$841,629
Accrued interest payable	396	396	394	394
Borrowings	14,403	13,715	12,320	11,674
Junior subordinated debentures	18,558	11,589	18,558	10,111

Unrecognized financial instruments:
Commitments to extend credit(1)	182,176	$1,822	166,704	$1,667
Standby letters of credit(1)	17,612	176	16,913	169

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

     The following table sets forth the balances as of June 30, 2010 and 2009 of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
			(In Thousands)
2010:
Available for sale securities
U.S. Treasury & government sponsored	$126,804	—	$126,804	—
Municipal Securities	6,369	—	6,369	—
U.S. Agency Mortgage-backed Securities	81		81
Corporate bonds	34,775	—	34,775	—

Total	$168,029	—	$168,029	—

2009:
Available for sale securities
U.S. Treasury & government sponsored	$91,726	—	$91,726	—
Municipal Securities	4,979	—	4,979	—
U.S. Agency Mortgage-backed Securities	95		95
Corporate bonds	27,766	—	27,766	—

Total	$124,566	—	$124,566	—

     As of and for the six months ending June 30, 2010 and 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses
			(In Thousands)
2010:
Loans measured for impairment[1]	$5,081	—	$4,237	$844	$(864)
Other real estate owned[2]	498	—	—	498	176

Total	$5,579	—	$4,237	$1,342	$(688)

2009:
Loans measured for impairment[1]	$14,481	—	$6,007	$8,474	$660
Other real estate owned[2]	3,134	—	—	3,134	495

Total	$17,615	—	$6,007	$11,608	$1,155

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion should be read in conjunction with the unaudited financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note Regarding Forward Looking-Statements
     This quarterly report on Form 10-Q includes forward-looking statements, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A Risk Factors of this report, and in our other filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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

Economic Conditions
     Throughout this economic cycle, Alaska has faired far better than some other parts of country, and the Company is benefiting from strong natural resources and tourism sectors, as well as government operations. There are now two competing proposals for a gas pipeline from the oil and gas fields in northern Alaska to the lower 48 states. If either of these proposals proceeds, the projected infrastructure investment is expected to be substantial and may bring many jobs to the state. However, discussions for this project have been ongoing for years, and the project is still a long way from breaking ground.
     Both the U.S. and Alaska continue to have higher than average historical delinquency rates. At the end of the first quarter of 2010, 4.6% of all residential mortgage loans were delinquent in Alaska up from 3.8% at the end of 2008. This delinquency rate was a 0.2% decline from the fourth quarter of 2009. Nationally, delinquencies were 9.4% at the end of the first quarter of 2010, up from 8.6% at the end of 2008 and down 1.0% from the end of 2009. Total foreclosures in Alaska at March 31, 2009 were 1.3%, down from 1.4% at the end of 2009 and up from 0.9% at the end of 2008. Nationally, total foreclosures have grown to 4.6% at March 31, 2010 from 3.3% at December 31, 2008.
Highlights and Summary of Performance — Second Quarter of 2010
•	Northrim, already well-capitalized, continued to strengthen its capital ratios with Tier 1 Capital to risk adjusted assets at 14.77% as compared to 14.31% in the immediate prior quarter and 13.50% a year ago. These ratios do not reflect any government investment in Northrim as the company elected not to participate in the Capital Purchase Program sponsored by the U. S. Treasury in 2008.

•	Northrim’s tangible common equity to tangible assets at quarter end was 10.53%, up from 10.23% a year earlier. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.32% at June 30, 2010 as compared to 11.07% at June 30, 2009.

•	Book value was $17.85 per share and tangible book value was $16.46 per share, up from $17.04 and $15.60 respectively a year earlier.

•	Nonperforming assets declined in the quarter to $28.4 million or 2.82% of total assets at June 30, 2010, compared to $31.6 million, or 3.20% of total assets at March 31, 2010.

•	The allowance for loan losses totals 2.30% of gross loans at June 30, 2010, compared to 2.17% at March 31, 2010, and 1.93% a year ago. The allowance for loan losses to nonperforming loans also improved to 93.60% at June 30, 2010 from 65.92% a year ago.

•	Residential construction loans declined to $49.1 million or 8% of portfolio loans at June 30, 2010, from $79.5 million, or 12% of portfolio loans, a year ago.

•	Other operating income that includes revenues from finance charges, electronic banking, and financial services affiliates contributed 25% of total second quarter revenues and 22% of year-to-date revenues.
     The Company reported net income and diluted earnings per share of $2.1 million and $0.33, respectively, for the quarter ending June 30, 2010 compared to net income and diluted earnings per share of $1.9 million and $0.29, respectively, for the quarter ending June 30, 2009. The slight increase in net income from the prior year was primarily attributable to decreases in the provision for loan losses and other operating expenses, net of decreases in net interest income and other operating income and an increase in the provision for income taxes.
     Northrim’s total assets grew 3% to $1.01 billion at June 30, 2010 from $976 million at June 30, 2009, with an increase in portfolio investments offsetting continuing maturities in the construction loan portfolio and lower levels of commercial loans. The loan portfolio receded 8% in the second quarter to $628 million from $685 million a year ago. The loan portfolio continues to show about 86% of the customers are located in the greater Anchorage area and 14% are in the Fairbanks area.
     The loan portfolio remains diversified with commercial loans accounting for 38% of the portfolio and commercial real estate accounting for 46% of the portfolio at June 30, 2010. Construction and land development loans, which account for 8% of the loan portfolio at June 30, are down 38% to $49.1 million from $79.5 million a year ago, reflecting the maturing of projects funded in past years, the reduction in new projects started in the past two years, and continuing successful collection efforts.
Credit Quality and Nonperforming Assets
     Nonperforming assets at June 30, 2010, declined by $3.2 million year-over-year and from the preceding quarter. The risk profile of the portfolio improved as a result of the following developments:
•	Loans measured for impairment decreased to $25.1 million at June 30, 2010, compared to $44.0 million at March 31, 2010, and $67.1 million in the second quarter a year ago.

•	Nonperforming loans totaled $15.4 million, or 2.45% of total portfolio loans, compared to $20.0 million, or 2.92% of total portfolio loans a year ago.

•	All construction and development projects in Other Real Estate Owned (OREO) are substantially complete and are being marketed.

•	The $5.3 million condominium conversion project in Anchorage that moved into OREO last quarter continues to generate rental income producing an average yield of approximately 5%. Of the 68 original units, 32 condos have been sold and 36 are rented, providing positive cash flow for the project.

•	Net charge-offs in the second quarter of 2010, totaled $994,000, or 0.16% of average loans, compared to net charge-offs of $2.3 million, or 33% of average loans during the second quarter of 2009. Year-to-date net charge-offs totaled $1.4 million, or 0.45%, annualized, of average loans, down from $3.2 million, 0.91%, annualized, of average loans in the first half of 2009.

•	Restructured loans remained at zero at June 30, 2010 as compared to $3.8 million and zero at December 31, 2009 and June 30, 2009, respectively.

•	Sales of OREO continued during the second quarter, with 25 properties sold for an aggregate of $3.9 million, generating a $211,000 net gain over current carrying value. Year-to-date OREO sales generated $5.9 million in gross proceeds, $281,000 in gain on sale of 36 properties total.

•	The coverage ratio of the allowance to nonperforming loans increased to 93.60% at June 30, 2010, compared to 65.92% in the second quarter a year ago.
     At June 30, 2010, management had identified potential problem loans of $13.7 million as compared to potential problem loans of $17 million at December 31, 2009 and $16.2 million at June 30, 2009. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, or troubled debt restructurings (“TDRs”) that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or TDRs. The $3.3 million decrease in potential problem loans at June 30, 2010 from December 31, 2009 is primarily due to the transfer of one $3.3 million residential land development loan to nonaccrual status.
     At June 30, 2010, December 31, 2009 and June 30, 2009 the Company held OREO of $13.0 million, $17.4 million and $11.6 million, respectively. As of June 30, 2010, OREO consists of $8.1 million in condominiums, $4.1 million in residential lots in various stages of development, $322,000 in commercial property and $471,000 in single family residences. During the second quarter of 2010, additions to OREO included the Company’s share of a condominium project that totaled $189,000. During the second quarter of 2010, the Company received approximately $3.9 million in proceeds for the sale of OREO which included $3.6 million from the sale of condominiums and $266,000 from the sale of residential lots.

     The following summarizes OREO activity for the three and six-month periods ending June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In Thousands)
Balance, beginning of the period	$16,065	$13,735	$17,355	$12,617
Transfers from loans, net	187	125	931	2,891
Investment in other real estate owned	23	626	27	1,172
Proceeds from the sale of other real estate owned	(3,907)	(2,728)	(5,888)	(4,832)
Gain on sale of other real estate owned, net	211	115	281	223
Deferred gain on sale of other real estate owned	394	—	443	—
Impairment on other real estate owned	—	(297)	(176)	(495)

Balance at end of period	$12,973	$11,576	$12,973	$11,576

RESULTS OF OPERATIONS
Income Statement
     Net Income
     Net income attributable to Northrim BanCorp for the three and six-month periods ending June 30, 2010, increased $263,000 and $208,000, respectively, as compared to the same periods in 2009. These increases were primarily due to decreased loan loss provisions and other operating expenses, net of decreased net interest income and other operating income and increased provisions for income taxes. The provision for loan losses decreased $742,000 for both the three and six-month periods ending June 30, 2010. Net interest income decreased $563,000 for the quarter and $435,000 for the six months ended June 30, 2010, mainly due to a decrease in interest revenue from lower loan balances. Other operating expenses were down slightly for both periods primarily due to decreased insurance and audit costs, net of increased purchased receivable losses. Other operating income was down slightly for the quarter and more significantly for the six-month period ending June 30, 2010 due to decreased earnings from RML which was partially offset by increased OREO sale and rental income, electronic banking revenue and earnings from other affiliates.
     Net Interest Income / Net Interest Margin
     Net interest income for the three and six-month periods ending June 30, 2010 decreased $563,000 and $435,000, respectively, as compared to the same periods in 2009 because of larger reductions in interest income, accompanied by a smaller decrease in the costs on the Company’s interest-bearing liabilities. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 42 basis points and 14 basis points, respectively, to 5.06% and 5.20%, for the three and six-month periods ending June 30, 2010 as compared to the same periods in 2009.
     Average loans, the largest category of interest-earning assets, decreased by $62.4 million and $59.7 million in the three and six-month periods ending June 30, 2010 as compared to the same periods in 2009. Average commercial, construction, home equity lines and other consumer loans and real estate loans for sale all decreased in both periods while commercial real estate loans increased during these same periods. The overall decline in the loan portfolio resulted from a combination of refinance and loan payoff activity and a decrease in construction loan originations.
     Average investments increased $87.3 million and $65.6 million in the three and six-month periods ending June 30, 2010 as compared to the same periods in 2009. This increase arose as loan totals decreased and total deposits increased.
     Average interest-bearing liabilities remained relatively flat with an increase of $7.0 million during the second quarter of 2010 and decreased $24.4 million for the six-month period ending June 30, 2010 as compared to the same period in 2009. The decrease for the six-month periods arose from the payoff of the compared to the same period in 2009. The decrease for the six-month periods arose from the payoff of the Company’s long term borrowings from FHLB of $9.9 million in the third quarter of 2009 as well as a shift in customer deposits from interest-bearing to noninterest-bearing demand deposits. Lastly, the Company had average public certificates of deposits from the Alaska Permanent Fund Corporation of $46.8 million in the first six months of 2009 and had no public deposits in 2010. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit.
     The average cost of interest-bearing liabilities decreased 22 basis points and 26 basis points for the three and six-month periods ending June 30, 2010 compared to the same periods in 2009 due mainly to declining market rates and the payoff of the Company’s FHLB borrowings.
     Components of Net Interest Margin
     The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three and six months ending June 30, 2010 and 2009:

	Three Months Ended June 30,

					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent

	2010	2009	$	%	2010	2009	$	%	2010	2009	Change
	(In Thousands)
Commercial	$244,647	$277,519	( $32,872)	-12%	$4,314	$4,895	( $581)	-12%	7.07%	7.08%	-0.01%
Construction/development	53,668	82,831	(29,163)	-35%	1,119	1,654	(535)	-32%	8.36%	8.01%	0.35%
Commercial real estate	291,079	280,661	10,418	4%	4,993	4,904	89	2%	6.88%	7.01%	-0.13%
Home equity lines and other consumer	47,350	48,143	(793)	-2%	783	818	(35)	-4%	6.54%	6.81%	-0.27%
Real estate loans for sale	264	10,504	(10,240)	-97%	3	125	(122)	-98%	4.76%	4.77%	-0.01%
Other loans[1]	(1,198)	(1,416)	218	-15%

Total loans[2,3]	635,810	698,242	(62,432)	-9%	11,212	12,396	(1,184)	-10%	7.07%	7.13%	-0.06%

Short-term investments	66,988	25,185	41,803	166%	42	16	26	163%	0.25%	0.25%	0.00%
Long-term investments	182,261	136,734	45,527	33%	1,315	1,043	272	26%	3.01%	3.39%	-0.38%

Total investments	249,249	161,919	87,330	54%	1,357	1,059	298	28%	2.27%	2.91%	-0.64%

Interest-earning assets	885,059	860,161	24,898	3%	12,569	13,455	(886)	-7%	5.72%	6.33%	-0.61%
Nonearning assets	108,401	105,317	3,084	3%

Total	$993,460	$965,478	$27,982	3%

Interest-bearing deposits	$578,875	$566,712	$12,163	2%	$1,264	$1,424	( $160)	-11%	0.88%	1.01%	-0.13%
Borrowings	33,520	38,723	(5,203)	-13%	202	365	(163)	-45%	2.36%	4.21%	-1.85%

Total interest-bearing liabilities	612,395	605,435	6,960	1%	1,466	1,789	(323)	-18%	0.96%	1.18%	-0.22%
Demand deposits and other noninterest-bearing liabilities	266,922	251,795	15,127	6%
Equity	114,143	108,248	5,895	5%

Total	$993,460	$965,478	$27,982	3%

Net interest income					$11,103	$11,666	( $563)	-5%

Net tax equivalent margin on earning assets									5.06%	5.48%	-0.42%

[1]	Other loans is made up of deferred loan fees, net of loans in process.

[2]	Loan fees recognized during the period and included in the yield calculation totalled $637,000 and $669,000 in the second quarter of 2010 and 2009, respectively.

[3]	Average nonaccrual loans included in the computation of the average loans were $14 million and $19.7 million in the second quarter of 2010 and 2009, respectively.

	Six Months Ended June 30,

							Interest income/		Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent

	2010	2009	$	%	2010	2009	$	%	2010	2009	Change

	(In Thousands)
Commercial	$244,362	$278,923	( $34,561)	-12%	$8,676	$9,565	( $889)	-9%	7.16%	6.92%	0.24%
Construction/development	56,819	89,904	(33,085)	-37%	2,316	3,376	(1,060)	-31%	8.22%	7.57%	0.65%
Commercial real estate	294,487	276,030	18,457	7%	10,044	9,623	421	4%	6.88%	7.03%	-0.15%
Home equity lines and other consumer	47,944	49,346	(1,402)	-3%	1,595	1,667	(72)	-4%	6.67%	6.81%	-0.14%
Real estate loans for sale	133	9,308	(9,175)	-99%	3	223	(220)	-99%	4.76%	4.83%	-0.07%
Other loans[1]	(1,541)	(1,616)	75	-5%

Total loans[2,3]	642,204	701,895	(59,691)	-9%	22,634	24,454	(1,820)	-7%	7.11%	7.03%	0.08%

Short-term investments	52,021	30,881	21,140	68%	65	91	(26)	-29%	0.25%	0.59%	-0.34%
Long-term investments	180,257	135,755	44,502	33%	2,644	2,197	447	20%	3.06%	3.49%	-0.43%

Total investments	232,278	166,636	65,642	39%	2,709	2,288	421	18%	2.45%	2.98%	-0.53%

Interest-earning assets	874,482	868,531	5,951	1%	25,343	26,742	(1,399)	-5%	5.87%	6.26%	-0.39%
Nonearning assets	108,820	109,185	(365)	0%

Total	$983,302	$977,716	$5,586	1%

Interest-bearing deposits	$578,189	$597,941	( $19,752)	-3%	$2,540	$3,144	( $604)	-19%	0.89%	1.06%	-0.17%
Borrowings	32,993	37,637	(4,644)	-12%	396	756	(360)	-48%	2.38%	4.00%	-1.62%

Total interest-bearing liabilities	611,182	635,578	(24,396)	-4%	2,936	3,900	(964)	-25%	0.97%	1.23%	-0.26%
Demand deposits and other noninterest-bearing liabilities	258,748	234,763	23,985	10%
Equity	113,372	107,375	5,997	6%

Total	$983,302	$977,716	$5,586	1%

Net interest income					$22,407	$22,842	( $435)	-2%

Net tax equivalent margin on earning assets									5.20%	5.34%	-0.14%

[1]	Other loans is made up of deferred loan fees, net of loans in process.

[2]	Loan fees recognized during the period and included in the yield calculation totalled $1.3 million and $1.4 milllion in the six months ending June 30, 2010 and 2009, respectively

[2]	Average nonaccrual loans included in the computation of the average loans were $13.3 million and $19.8 million in the six months ending June 30, 2010 and 2009, respectively.
Analysis of Changes in Interest Income and Expense
     The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and six month periods ending June 30, 2010 as compared to the same periods in 2009. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended June 30, 2010 vs. 2009

	Increase (decrease) due to

	Volume	Rate	Total

Interest Income:
Loans	( $1,125)	($59)	( $1,184)
Long-term investments	411	(139)	272
Short-term investments	26	—	26

Total interest income	( $688)	( $197)	( $886)

Interest Expense:

Deposits:
Interest-bearing deposits	$32	( $192)	( $160)
Borrowings	(38)	(125)	(163)

Total interest expense	( $6)	( $316)	( $323)

	Six months ended June 30, 2010 vs. 2009

	Increase (decrease) due to

	Volume	Rate	Total

Interest Income:
Loans	( $2,233)	$413	( $1,820)
Long-term investments	716	(269)	447
Short-term investments	26	(52)	(26)

Total interest income	( $1,491)	$91	( $1,399)

Interest Expense:
Deposits:
Interest-bearing deposits	( $103)	( $501)	( $604)
Borrowings	(84)	(276)	(360)

Total interest expense	( $187)	( $777)	( $964)

     Provision for Loan Losses
     The provision for loan losses was $1.4 million and $2.1 million for the three-month periods ending June 30, 2010 and 2009, respectively. Net charge offs were $994,000 and $2.3 million, respectively, for the quarters ending June 30, 2010 and 2009. The provision for loan losses was $2.7 million and $3.5 million for the six-month periods ending June 30, 2010 and 2009, respectively. Net charge offs were $1.4 million and $3.2 million, respectively, year to date as of June 30, 2010 and 2009. At June 30, 2010, the allowance for loan losses was $14.4 million, or 2.30% of total loans as compared to $13.2 million, or 1.93% of total loans a year ago. The Company believes that a higher reserve is appropriate at June 30, 2010 to address the impact of the current economic environment on our loan portfolio. See analysis of allowance for loan losses in the Balance Sheet Overview section.
     Other Operating Income
     Other operating income for the second quarter of 2010 decreased $45,000 as compared to the second quarter of 2009. The decrease was due to a $582,000 decrease in earnings from RML that resulted from decreased refinance activity in the second quarter of 2010. This decrease was almost entirely offset by increased OREO sales and rental income of $259,000 due to the acquisition of a large condominium development in December 2009 and increased sales activity, increased purchased receivable income of $121,000 primarily due to a gain of $111,000 on the sale of assets acquired in settlement of one account, increased electronic banking income of $84,000 due to increased fees collected from increased point-of-sale transactions, and increased employee benefit plan income of $83,000 due to an increased customer base at Northrim Benefits Group as well as successful cross-selling of products to existing customers.
     Other operating income for the six months ending June 30, 2010 decreased $764,000 as compared to the same period in 2009. This decrease was primarily due to a $1.5 million decrease in earnings from RML that resulted from decreased refinance activity in the first six months of 2010. Additionally, purchased receivable income decreased by $323,000 for the six months ended June 30, 2010 due to decreased average balances primarily resulting from the fact that one of the Company’s large purchased receivable customers sold a portion of its business and used those proceeds to repay its purchased receivable at the end of March in 2009. These decreases were partially offset by a $413,000 increase in OREO sale and rental income due to the acquisition of a large condominium development in December 2009 and increased sale activity, increased gains on the sale of available for sale securities of $217,000, increased electronic banking income of $174,000 due to increased fees collected from increased point-of-sale transactions and increased employee benefit plan income of $138,000 due to a larger customer base at Northrim Benefits Group as well as successful cross-selling of products to existing customers.
     Other Operating Expense
     Other operating expense for the second quarter of 2010 decreased $361,000 as compared to the second quarter of 2009. This decrease was primarily due to decreases of $537,000 and $306,000, respectively, in insurance expense and salaries and other personnel expense. Insurance expense decreased due to a $629,000 decrease in FDIC insurance premiums that was primarily the result of the one time special assessment that the Company had in the second quarter of 2009. This decrease was partially offset by an $86,000 increase in Keyman insurance expense resulting from decreases in the cash surrender value of assets held under the Company’s Keyman insurance policies. Salaries and other personnel expense decreased due to a $123,000 decrease in medical costs due primarily to lower claims costs, a $100,000 decrease in salary costs due to a slight decrease in the Company’s workforce, a $74,000 decrease in incentive compensation expense and a $58,000 decrease in deferred compensation expense as the Company’s liability under this plan decreased due to market losses on plan assets. The decreases in insurance and salaries and other personnel expenses were partially offset by an increase in purchased receivable losses of $406,000 in the second quarter of 2010 as compared to the same period in 2009. The Company experienced losses on two customer accounts during this period in 2010 and did not experience losses in 2009.
     Other operating expense for the six months ending June 30, 2010 decreased $717,000 from the same period in 2009. This decrease was primarily due to decreases of $784,000 and $394,000, respectively, in insurance expense and professional and outside services. Insurance expense decreased due to a $709,000 decrease in FDIC insurance premiums that was primarily the result of the one time special assessment that the Company had in the second quarter of 2009 as well as the fact that there were changes in the assessment of FDIC insurance premiums in 2009. Additionally, there was an $81,000 decrease in Keyman insurance expense resulting from increases in the cash surrender value of assets held under the Company’s Keyman insurance policies. Professional and outside services expense decreased due to a $198,000 decrease in audit fees, a $99,000 decrease in accounting fees resulting from the fact that the Company did not utilize consulting services in its analysis of goodwill in the first quarter of 2010 as it did in the same period a year ago and a $55,000 decrease in general legal expenses. These decreases were partially offset by the increase in purchased receivable losses of $406,000 in the second quarter of 2010 discussed above.
     Income Taxes
     The provision for income taxes increased by $231,000 and $106,000 in the three and six-month periods ending June 30, 2010 as compared to the same periods in 2009, primarily due to increased pre-tax income. The tax rates for the three and six-month periods ending June 30, 2010 were 29% and 28%, respectively, compared to 26% and 27% for the same periods in 2009. For the second quarter of 2010 as compared to the second quarter of 2009, decreased tax exempt interest income on investments and modest nondeductible market losses on the Company’s Keyman insurance policies in the second quarter of 2010 as compared to tax exempt market gains in the same period in 2009 relative to the level of taxable income for the period resulted in a 3% increase in the tax rate for the second quarter of 2010. For the six-month period ending June 30, 2010 as compared to the same period in 2009, the Company had increased tax exempt interest income on investments and modest tax exempt market gains on the Company’s Keyman insurance policies for the period as compared to nondeductible market losses in the same period in 2009. These factors were offset, however, by the increase in taxable income for the period and as a result, the year to date tax rate at June 30, 2010 increased 1% to 28% from 27%.
FINANCIAL CONDITION
     Balance Sheet Overview
     Investment Securities
     Investment securities decreased $10.4 million, or 6%, from December 31, 2009, and increased $40.4 million, or 30%, from June 30, 2009. The decrease in investments from December 31, 2009 to June 30, 2010 was primarily due to the reinvestment of the proceeds from security calls and maturities into overnight investments. The increase in investments from June 30, 2010 to June 30, 2009 arose as loan totals decreased and proceeds from deposits were placed into investments.
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
     Loans are the highest yielding component of our earning assets. Loans comprised 72% and 73% of total average earning assets for the three and six-month periods ending June 30, 2010, compared to 81% of total average earning assets for both the three and six-month periods ending June 30, 2009. The yield on loans averaged 7.07% and 7.11% for the three and six-month periods ending June 30, 2010, compared to 7.13% and 7.03% during the same periods in 2009. See the Net Interest Income section for further discussion of average balances and yields for the three and six-month periods ending June 30, 2010 and 2009.
     The loan portfolio decreased by $51.7 million to $636.6 million, or 8%, at June 30, 2010 from $688.3 million at June 30, 2009. Commercial loans decreased $21.9 million, or 8%, construction loans decreased $30.3 million, or 38%, commercial real estate loans decreased $4.1 million, or 1%, home equity lines and other consumer loans decreased $64,000, or less than 1%, and real estate loans for sale increased $4.8 million or 140%, at June 30, 2010 from June 30, 2009. In addition, commercial loans decreased $3.9 million, or 2%, construction loans decreased $13.5 million, or 21%, commercial real estate loans decreased $11.7 million, or 4%, home equity lines and other consumer loans increased $2.0 million, or 5%, and real estate loans for sale increased $8.2 million, or 100%, at June 30, 2010 from December 31, 2009. Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase in the last six months of 2010 mainly in the commercial and commercial real estate areas.
     Analysis of Allowance for Loan Losses
     The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. On a quarterly basis, the Company calculates the Allowance based on an established methodology which has been consistently applied. At June 30, 2010, the allowance for loan losses was $14.4 million, or 2.30% of loans as compared to $13.2 million, or 1.93% of loans a year ago.
     In determining its total Allowance, the Company first estimates a specific allowance for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. With regard to our appraisal process, the Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on our evaluation of the facts and circumstances on a case by case basis. Appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates at its discretion. For collateral dependant loans, the Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase or decrease based on the Company’s assessment of updated appraisals as well as changes in the borrowers’ financial condition. The specific allowance on impaired loans at June 30, 2010, was $820,000, or 16% of total loans that are specifically measured for impairment compared to $1.9 million, or 12%, and $3.3 million, or 23%, of total loans that were specifically measured for impairment at December 31, 2009 and June 30, 2009, respectively.

     When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recorded. Loans measured for impairment based on the underlying collateral value and all other loans measured for impairment are accounted for in the same way. The ratio of nonperforming loans for which there has been charge offs compared to total nonperforming loans as of June 30, 2010 was 21% compared to 18% at December 31, 2009 and 24% as of June 30, 2009.
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
     Portfolio components also receive specific attention in the Allowance analysis when those components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process. The Company has $49.1 million in construction loans at June 30, 2010, and $12.9 million of those loans have interest reserves as of June 30, 2010. Management does not consider construction loans with interest reserves to be a material component of the portfolio for purposes of the Allowance calculation.
     Once the Allowance is determined using the methodology described above, management assesses the adequacy of the overall Allowance through an analysis of the size and mix of the loan portfolio, historical and recent credit performance of the loan portfolio (including the absolute level and trends in delinquencies and impaired loans), industry metrics and ratio analysis. In 2009, management developed a more rigorous migration analysis for unidentified loan portfolio risk that analyzed loss history associated with the unallocated portion of the portfolio. The Company has observed an increase in charge off ratios in recent years on both the allocated and unallocated portions of its loan portfolio. Additionally, the average ratio of unallocated reserves to unallocated loans has increased. The ratio of unallocated reserves to unallocated loans was 1.50% at June 30, 2010 as compared to 1.49% at December 31, 2009 and 1.09% at June 30, 2009. The increase in the unallocated reserve reflects management’s belief that the current economic environment, the increased charge-off ratios discussed above, and historical experience with unidentified risk in the loan portfolio supports the current level of unallocated reserves. At June 30, 2010, the unallocated reserve as a percentage of total reserves was 45% as compared to 38% of total reserves at June 30, 2009.
     Deposits
     Deposits are the Company’s primary source of funds. Total deposits decreased $1.6 million at June 30, 2010, from December 31, 2009, and increased $32.3 million from June 30, 2009. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2010. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2010, December 31, 2009, or June 30, 2009.
     To provide customer assurances, the Company is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides 100% guarantee of noninterest-bearing checking accounts, including NOW accounts paying less than 0.50%. Effective July 1, 2010, the maximum interest rate for NOW accounts included in this program decreased to 0.25%. TAGP has recently been extended to January 1, 2013. Additionally, under recent changes from the FDIC, all interest-bearing deposit accounts are insured up to $250,000. The increase in basic FDIC insurance coverage from $100,000 to $250,000 was previously in affect through December 31, 2013, but in July 2010 the coverage limit was permanently increased.

     Borrowings
     At June 30, 2010, the Company’s maximum borrowing line from the FHLB was $105.4 million, approximately 10% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At June 30, 2010 and December 31, 2009, the Company had no outstanding balances on the borrowing line. At June 30, 2009 there was an outstanding balance on the borrowing line of $10.3 million and there were no additional monies committed to secure public deposits. The decrease in the outstanding balance of the line at June 30, 2010 and December 31, 2009 as compared to June 30, 2009 was the result of the early pay off of $9.9 million in advances in September 2009. The advances had an average remaining life of over 8 years. A resulting $718,000 prepayment penalty reduced earnings per diluted share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per diluted share in 2010 and additional amounts in future years.
     The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At June 30, 2010, December 31, 2009 and June 30, 2009, the outstanding balance on this loan was $4.8 million, $4.9 million and $5.0 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.
     In addition to the borrowings for the building, the Company had $700,000 in other borrowings outstanding at June 30, 2010, as compared to $690,000 and $1 million, respectively, in other borrowings outstanding at December 31, 2009 and June 30, 2009. Other borrowings during each of these periods consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits.
     At June 30, 2010, December 31, 2009 and June 30, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
     Liquidity and Capital Resources
     The Company manages its liquidity through its Asset and Liability Committee. In addition to the $105.1 million of cash and cash equivalents and $144.8 million in unpledged available for sale securities held at June 30, 2010, the Company has additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $125.8 million as of June 30, 2010.
     At June 30, 2010, $23.2 million in securities, or 13%, of the investment portfolio was pledged, as compared to $17.7 million, or 9%, at December 31, 2009, and $51.3 million, or 49%, at June 30, 2009. The changes in pledged securities are due to the fact that as of June 30, 2010 and December 31, 2009, the Company did not have any securities pledged to collateralize Alaska Permanent Fund certificates of deposit. At June 30, 2009, the Company had pledged $36.7 million to collateralize Alaska Permanent Fund certificates of deposit.
     The Company did not issue shares through the exercise of stock options in the second quarter of 2010 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2010, the Company had approximately 6.4 million shares of its common stock outstanding.
     Capital Requirements and Ratios
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Northrim Bank (the “Bank”) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors. The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.

     The requirements address both risk-based capital and leverage capital. At June 30, 2010, the Company and the Bank met all applicable regulatory capital adequacy requirements for a “well-capitalized” institution.
     The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of June 15, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
     The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of June 30, 2010.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	14.77%	13.77%
Total risk-based capital	8.00%	10.00%	16.02%	15.02%
Leverage ratio	4.00%	5.00%	12.52%	11.69%

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
     Off-Balance Sheet Items
     The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Company’s commitments to extend credit and to provide letters of credit amounted to $199.8 million, $183.6 million, and $192.3, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
     Capital Expenditures and Commitments
     The Company has no capital commitments as of June 30, 2010.
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
     The results of the simulation model at June 30, 2010, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $237,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $1.4 million over the next 12 months. These results, which are generally atypical for an asset sensitive entity, are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates. These floors also decrease the positive impact of an increase in interest rates as many loans are priced above their floors.
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
Changes in Internal Control over Disclosure and Reporting
     There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
     For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors have not materially changed as of August 6, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	-(b) Not applicable

(c)	There were no stock repurchases by the Company during the second quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
August 6, 2010	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

August 6, 2010	By	/s/ Joseph M Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)