Form 10-Q
period 2010-09-30
NORTHRIM BANCORP INC
filed 2010-11-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of the issuer’s Common Stock outstanding at November 5, 2010 was 6,409,779.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
September 30, 2010, December 31, 2009 and September 30, 2009

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$22,367	$19,395	$24,979
Overnight investments	60,939	47,326	51,120

Investment securities available for sale	206,342	178,159	142,373
Investment securities held to maturity	6,692	7,285	9,896
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Total investment securities	215,037	187,447	154,272
Loans held for sale	20,082	—	—
Loans	635,475	655,039	674,191
Allowance for loan losses	(14,711)	(13,108)	(13,452)

Net loans	640,846	641,931	660,739
Purchased receivables, net	8,654	7,261	8,202
Accrued interest receivable	3,234	3,986	3,472
Premises and equipment, net	28,769	28,523	28,889
Goodwill and intangible assets	8,767	8,996	9,072
Other real estate owned	11,019	17,355	10,118
Other assets	38,302	40,809	34,829

Total assets	$1,037,934	$1,003,029	$985,692

LIABILITIES
Deposits:
Demand	$281,972	$276,532	$267,291
Interest-bearing demand	126,056	134,899	115,337
Savings	77,971	66,647	62,761
Alaska CDs	111,526	104,840	108,057
Money market	132,349	125,339	123,239
Certificates of deposit less than $100,000	56,984	64,652	62,603
Certificates of deposit greater than $100,000	91,870	80,199	97,820

Total deposits	878,728	853,108	837,108

Securities sold under repurchase agreements	9,996	6,733	5,090
Other borrowings	5,506	5,587	5,649
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,290	8,023	9,356

Total liabilities	921,078	892,009	875,761

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,409,799 6,371,455, and 6,359,650 shares issued and outstanding at September 30, 2010, December 31, 2009, and September 30, 2009, respectively	6,410	6,371	6,360
Additional paid-in capital	52,660	52,139	51,994
Retained earnings	56,268	51,121	49,819
Accumulated other comprehensive income	1,476	1,341	1,727

Total Northrim BanCorp shareholders’ equity	116,814	110,972	109,900

Noncontrolling interest	42	48	31

Total shareholders’ equity	116,856	111,020	109,931

Total liabilities and shareholders’ equity	$1,037,934	$1,003,029	$985,692

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$11,249	$12,218	$33,883	$36,672
Interest on investment securities:
Securities available for sale	895	1,057	3,394	3,057
Securities held to maturity	68	98	213	295
Interest on overnight investments	54	31	119	64
Interest on domestic certificate of deposit	—	—	—	58

Total Interest Income	12,266	13,404	37,609	40,146

Interest Expense
Interest expense on deposits, borrowings and junior subordianted debentures	1,370	1,662	4,306	5,562

Net Interest Income	10,896	11,742	33,303	34,584

Provision for loan losses	417	1,374	3,167	4,866

Net Interest Income After Provision for Loan Losses	10,479	10,368	30,136	29,718

Other Operating Income
OREO gain on sale and rental income	1,277	206	1,930	446
Service charges on deposit accounts	659	791	2,121	2,269
Equity in earnings from RML	570	385	679	1,997
Purchased receivable income	485	474	1,394	1,706
Employee benefit plan income	466	469	1,417	1,282
Electronic banking income	449	463	1,284	1,124
Gain on sale of securities	58	24	471	220
Equity in earnings (loss) from Elliott Cove	(4)	(13)	(1)	(106)
Other income	517	566	1,650	1,676

Total Other Operating Income	4,477	3,365	10,945	10,614

Other Operating Expense
Salaries and other personnel expense	5,394	5,730	16,416	16,889
Occupancy	1,016	977	2,832	2,789
Insurance expense	502	502	1,482	2,266
Marketing expense	445	317	1,323	951
Professional and outside services	338	374	903	1,061
OREO expense net, including impairment	308	309	1,023	1,170
Equipment expense	304	286	821	887
Intangible asset amortization expense	76	82	229	247
Prepayment penalty on long term debt	—	718	—	718
Purchased receivable losses (gains)	(3)	—	404	(16)
Other operating expense	1,607	1,577	4,889	4,979

Total Other Operating Expense	9,987	10,872	30,322	31,941

Income Before Provision for Income Taxes	4,969	2,861	10,759	8,391
Provision for income taxes	1,629	810	3,243	2,318

Net Income	3,340	2,051	7,516	6,073
Less: Net income attributable to the noncontrolling interest	162	102	298	292

Net Income Attributable to Northrim BanCorp	$3,178	$1,949	$7,218	$5,781

Earnings Per Share, Basic	$0.50	$0.31	$1.13	$0.91

Earnings Per Share, Diluted	$0.49	$0.30	$1.11	$0.90

Weighted Average Shares Outstanding, Basic	6,401,069	6,348,519	6,391,252	6,388,757

Weighted Average Shares Outstanding, Diluted	6,479,813	6,422,262	6,473,915	6,406,117

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2010 and 2009

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
				(Unaudited)
				(In Thousands)
Nine months ending September 30, 2009:
Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684

Cash dividend declared	—	—	—	(1,920)	—	—	(1,920)
Stock option expense	—	—	445	—	—	—	445
Exercise of stock options	29	29	33	—	—	—	62
Excess tax benefits from share-based payment arrangements	—	—	58	—	—	—	58
Distributions to noncontrolling interest	—	—	—	—	—	(297)	(297)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	826	—	826

Net income attributable to the noncontrolling interest						292	292
Net income attributable to Northrim BanCorp	—	—	—	5,781	—	—	5,781

Total Comprehensive Income							6,899

Balance as of September 30, 2009	6,360	$6,360	$51,994	$49,819	$1,727	$31	$109,931

Nine months ending September 30, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	—	—	—	(2,071)	—	—	(2,071)
Stock option expense	—	—	387	—	—	—	387
Exercise of stock options	39	39	(43)	—	—	—	(4)
Excess tax benefits from share-based payment arrangements	—	—	177	—	—	—	177
Distributions to noncontrolling interest						(304)	(304)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	135	—	135

Net income attributable to the noncontrolling interest						298	298
Net income attributable to Northrim BanCorp	—	—	—	7,218	—	—	7,218

Total Comprehensive Income							7,651

Balance as of September 30, 2010	6,410	$6,410	$52,660	$56,268	$1,476	$42	$116,856

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$7,516	$6,073
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(471)	(220)
Depreciation and amortization of premises and equipment	1,165	1,234
Amortization of software	130	121
Intangible asset amortization	229	247
Amortization of investment security premium, net of discount accretion	306	214
Deferred tax liability (benefit)	2,054	(1,221)
Stock-based compensation	387	445
Excess tax benefits from share-based payment arrangements	(177)	(58)
Deferral of loan fees and costs, net	153	(6)
Provision for loan losses	3,167	4,866
Purchased receivable loss (recovery)	404	(16)
Purchases of loans held for sale	(43,593)	(75,096)
Proceeds from the sale of loans held for sale	23,530	75,160
Gain on sale of loans held for sale	(19)	(64)
Gain on sale of other real estate owned	(1,443)	(424)
Impairment on other real estate owned	250	516
Earnings in excess of proceeds from RML	(848)	522
Equity in loss from Elliott Cove	1	106
Decrease in accrued interest receivable	752	1,340
(Increase) decrease in other assets	1,260	(2,091)
Decrease (increase) of deferred gain on sales of other real estate owned	328	(90)
Decrease (increase) of other liabilities	418	(372)

Net Cash (Used) Provided by Operating Activities	(4,501)	11,186

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(169,199)	(87,722)
Purchases of investment securities-held-to-maturity	(517)	(1,217)
Proceeds from sales/maturities of securities-available-for-sale	141,416	87,769
Proceeds from calls/maturities of securities-held-to-maturity	1,105	750
Proceeds from maturities of domestic certificates of deposit	—	14,500
Purchases of domestic certificates of deposit	—	(5,000)
Investment in (repayment from) purchased receivables	(1,797)	10,889
Loan paydowns, net of new advances	15,857	29,269
Proceeds from sale of other real estate owned	9,225	7,466
Investment in other real estate owned	(34)	(1,470)
Loan to Elliott Cove, net of repayments	60	(106)
Purchases of premises and equipment	(1,411)	(390)
Purchases of software	(145)	(60)

Net Cash (Used) Provided by Investing Activities	(5,540)	54,678

Financing Activities:
(Decrease) increase in deposits	25,620	(6,144)
Increase in securities sold under repurchase agreements	3,263	3,460
Decrease in borrowings	(81)	(22,827)
Distributions to noncontrolling interest	(304)	(297)
Proceeds from issuance of common stock	(4)	62
Excess tax benefits from share-based payment arrangements	177	58
Cash dividends paid	(2,045)	(1,907)

Net Cash (Used) Provided by Financing Activities	26,626	(27,595)

Net Increase in Cash and Cash Equivalents	16,585	38,269
Cash and Cash Equivalents at Beginning of Period	66,721	37,830

Cash and Cash Equivalents at End of Period	$83,306	$76,099

Supplemental Information:
Income taxes paid	$1,263	$4,720
Interest paid	$4,310	$6,017
Transfer of loans to other real estate owned	$1,990	$3,518
Loans made to facilitate sales of other real estate owned	$5,967	$2,404
Cash dividends declared but not paid	$26	$18
See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010 and 2009
1. Basis of Presentation
          The accompanying unaudited financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended September 30, 2010, are not necessarily indicative of the results anticipated for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
3. Investment Securities
          The carrying values and approximate fair values of investment securities at September 30, 2010 and September 30, 2009, respectively, are presented below. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were eight securities with unrealized losses as of September 30, 2010 and no securities with unrealized losses as of September 30, 2009, respectively, that had been in a loss position for less than twelve months. There were no securities with unrealized losses as of September 30, 2010 and 2009 that had been in a loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
2010:
Securities available for sale
U.S. Treasury & government sponsored entities	$151,614	$805	$7	$152,411
Municpal Securities	6,169	300	—	6,469
U.S. Agency Mortgage-backed Securities	76	3	—	79
Corporate bonds	45,980	1,440	37	47,383

Total securities available for sale	$203,839	$2,548	$44	$206,342

Securities held to maturity
Municipal securities	$6,692	$304	$—	$6,996

Total securities held to maturity	$6,692	$304	$—	$6,996

Federal Home Loan Bank stock	$2,003	$—	$—	$2,003

2009:
Securities available for sale
U.S. Treasury & government sponsored entities	$107,537	$1,174	$—	$108,711
Municpal Securities	5,041	193	—	5,234
U.S. Agency Mortgage-backed Securities	91	—	—	91
Corporate bonds	26,770	1,567	—	28,337

Total securities available for sale	$139,439	$2,934	$—	$142,373

Securities Held to Maturity
Municipal Securities	$9,896	$311	$—	$10,207

Total securities held to maturity	$9,896	$311	$—	$10,207

Federal Home Loan Bank Stock	$2,003	$—	$—	$2,003

          The amortized cost and fair values of debt securities at September 30, 2010, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
          The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2010 and September 30, 2009, respectively, are as follows:

		Gross	Gross
September 30,	Proceeds	Gains	Losses
	(In Thousands)

2010:
Available for sale securities	$20,261	$471	$—
Held to maturity securities	$—	$—	$—
2009:
Available for sale securities	$7,550	$220	$—
Held to maturity securities	$—	$—	$—

          A summary of interest income for the nine months ending September 30, 2010 and 2009 on available for sale investment securities is as follows:

September 30,	2010	2009
	(In Thousands)
US Treasury and government sponsored entities	$2,096	$1,860
U.S. Agency Mortgage-backed Securities	3	5
Other	1,080	1,011

Total taxable interest income	$3,179	$2,876

Municipal Securities	215	181

Total tax-exempt interest income	215	181

Total	$3,394	$3,057

          For the periods ending September 30, 2010, December 31, 2009 and September 30, 2009, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2010, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the nine-month period ending September 30, 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
          The Company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively. Additionally, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2010, December 31, 2009 or September 30, 2009.
4. Lending Activities
          At September 30, 2010, 28% of the portfolio was scheduled to mature over the next 12 months, and 28% was scheduled to mature between October 1, 2011, and September 30, 2015. The following table sets forth the Company’s loan portfolio composition by loan type for the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$237,667	37%	$248,195	38%	$249,171	37%
Construction/development	50,979	8%	62,573	10%	82,160	12%
Commercial real estate	305,808	48%	301,816	46%	298,828	44%
Home equity lines and other consumer	43,882	7%	45,168	7%	46,047	7%
Loans in process	90	0%	85	0%	691	0%
Unearned loan fees, net	(2,951)	0%	(2,798)	0%	(2,706)	0%

Sub total	635,475	100%	655,039	100%	674,191	100%
Loans held for sale	20,082		—		—

Total loans	$655,557		$655,039		$674,191

          Loans held for sale: The Company has purchased residential loans from our mortgage affiliate, RML Holding Company (“RML”), from time to time since 1998. The Company then sells these loans in the secondary market. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. The Company purchased $43.6 million and sold $23.5 million in loans in the nine-month period ending September 30, 2010. The Company purchased and sold $75.1 million in loans in the nine-month period ending September 30, 2009.
5. Allowance for Loan Losses, Nonperforming Assets and Loans Measured for Impairment
          The Company recorded a provision for loan losses in the amount of $417,000 and $3.2 million for the three and nine-month periods ending September 30, 2010 based upon its analysis of its loan portfolio.
          The following table details activity in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Balance at beginning of period	$14,427	$13,187	$13,108	$12,900
Charge-offs:
Commercial	519	987	2,153	2,135
Construction/development	—	231	79	1,301
Commercial real estate	222	159	342	1,217
Home equity lines and other consumer	52	145	305	286

Total charge-offs	793	1,522	2,879	4,939
Recoveries:
Commercial	638	398	1,256	565
Construction/development	—	—	4	—
Commercial real estate	—	1	11	10
Home equity lines and other consumer	23	14	45	50

Total recoveries	660	413	1,315	625
Net, (recoveries) charge-offs	133	1,109	1,564	4,314
Provision for loan losses	417	1,374	3,167	4,866

Balance at end of period	$14,711	$13,452	$14,711	$13,452

          At September 30, 2010, the Allowance was $14.7 million as compared to $13.5 million, at September 30, 2009. The increase in the Allowance at September 30, 2010 as compared to September 30, 2009 was the result of a $3.2 million provision and $1.6 million in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at September 30, 2010 was 2.19% as compared to 4.28% as of September 30, 2009. The Company’s ratio of Allowance compared to portfolio loans at September 30, 2010 was 2.31% as compared to 2.00% as of September 30, 2009. While the Company’s ratio of nonperforming loans compared to portfolio loans has decreased as of September 30, 2010, the Company believes that a higher reserve is appropriate to address the impact of the current economic environment on our loan portfolio.

          Nonperforming assets consist of nonaccrual loans, accruing loans of 90 days or more past due, restructured loans, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets:

	September 30, 2010	December 31, 2009	September 30, 2009
	(In Thousands)
Nonaccrual loans	$13,688	$12,738	$22,432
Accruing loans past due 90 days or more	200	1,000	2,625
Restructured loans	—	3,754	3,800

Total nonperforming loans	13,888	17,492	28,857
Other real estate owned	11,019	17,355	10,118
Repossessed assets	105	—	—

Total nonperforming assets	$25,012	$34,847	$38,975

Allowance for loan losses	$14,711	$13,108	$13,452

Nonperforming loans to gross loans	2.19%	2.67%	4.28%
Nonperforming assets to total assets	2.41%	3.47%	3.95%
Allowance to gross loans	2.31%	2.00%	2.00%
Allowance to nonperforming loans	105.93%	74.94%	46.62%

6. Goodwill and Other Intangibles
          The Company performs goodwill impairment testing in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no indication of impairment as of September 30, 2010. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2010 for goodwill impairment, if, for example, our stock price declines and continues to trade at a significant discount to its book value, although there are many factors that we analyze in determining the impairment of goodwill.
7. Variable Interest Entities
          The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that Elliott Cove is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit for which the majority owner of Elliott Cove provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $617,000 as of September 30, 2010. Furthermore, Elliott Cove does not have access to any other financial support through other institutions, nor is it likely that they would be able to obtain additional lines of credit based on their operational losses to date and their resulting lack of equity. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in Elliott Cove based on the following facts and circumstances:
a.	Neither the Company nor any members of the Company’s management have control over the budgeting or operational processes of Elliott Cove.

b.	While the President, CEO and Chairman of the Company is a member of Elliott Cove’s board, he does not exert influence on decisions beyond Northrim Investment Services Company’s ownership percentage in Elliott Cove.

c.	The Company has no veto rights with respect to decisions affecting the operations of Elliott Cove

          The Company has the obligation to absorb losses of Elliott Cove up to its ownership percentage of 47.6%. There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses. Additionally, the Company provides Elliott Cove with a $750,000 line of credit. This line includes a 50% personal guarantee by the majority owner of Elliott Cove. Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to Elliott Cove and which, as a result of it’s exposure to 50% of any losses incurred on the line of credit that the Company has extended to Elliott Cove, may be greater than the Company’s 47.6% ownership therein.
          However, GAAP requires that the Company have both the power to control the activities of Elliott Cove that most significantly impact its economic performance, and the obligation to absorb losses or the right to receive benefits from Elliott Cove that could potentially be significant to Elliott Cove. The Company has determined that the facts and circumstances of its relationship with Elliott Cove including its overall involvement in the operations, decision-making capabilities and proportionate share in earnings and losses does not satisfy the criteria for a controlling interest because it does not have the power to direct the activities of Elliott Cove according to GAAP.
          The Company also provides a line of credit to our mortgage affiliate, RML. While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years. Additionally, RML has a history of profitability and has sufficient capital to support its operations. RML had $17.9 million in equity, $87.8 million in assets and net income of $9.1 million as of and for the year ended December 31, 2009 (see Note 9 in the Company’s Form 10-K for the year ended December 31, 2009). As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML. Therefore, the Company has concluded that RML is not a VIE.
8. Deposit Activities
          Total deposits at September 30, 2010, December 31, 2009 and September 30, 2009 were $878.7 million, $853.1 million and $837.1 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2010, the Company had $148.9 million in certificates of deposit as compared to certificates of deposit of $144.9 million and $160.4 million, for the periods ending December 31, 2009 and September 30, 2009, respectively. At September 30, 2010, $105.9 million, or 71%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $100.1 million, or 69%, of total certificates of deposit at December 31, 2009, and $125.7 million, or 78%, of total certificates of deposit at September 30, 2009.
9. Stock Incentive Plan
          The Company set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock units. During the second quarter ended June 30, 2010, the Company’s shareholders approved the 2010 Stock Option Plan (“2010 Plan”) under which it may grant 325,000 shares of stock in the form of stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of stock options and restricted stock units outstanding under the 2004 Plan and previous stock incentive plans at September 30, 2010 was 359,684. There are 23,232 shares available for future awards under the 2004 Plan. All 325,000 shares in the 2010 Plan are also available for future awards. Under both the 2004 and 2010 Plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2004 Plan. These restricted stock grants cliff vest at the end of a three-year time period.

          The Company recognized expenses of $94,000 and $85,000 on the fair value of restricted stock units and $35,000 and $61,000 on the fair value of stock options for a total of $129,000 and $146,000 in stock-based compensation expense for the three-month periods ending September 30, 2010 and 2009, respectively. For the nine-month periods ending September 30, 2010 and 2009, the Company recognized expense of $283,000 and $263,000, respectively, on the fair value of restricted stock units and $104,000 and $182,000, respectively, on the fair value of stock options for a total of $387,000 and $445,000, respectively, in stock-based compensation expense.
          Proceeds from the exercise of stock options for the three months ended September 30, 2010 and 2009 were $292,000 and $262,000, respectively. The Company withheld shares valued at $297,000 and $204,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month period ending September 30, 2010 and 2009, respectively. The Company recognized tax deductions of $75,000 and $51,000 related to the exercise of these stock options during the quarter ended September 30, 2010 and 2009, respectively.
          Proceeds from the exercise of stock options for the nine months ended September 30, 2010 and 2009 were $789,000 and $334,000, respectively. The Company withheld shares valued at $794,000 and $276,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the nine-month periods ending September 30, 2010 and 2009, respectively. The Company recognized tax deductions of $177,000 and $58,000, respectively, related to the exercise of stock options during the nine months ended September 30, 2010 and 2009, respectively. The Company recognized tax deductions of $41,000 related to the vesting of restricted stock units during the nine months ended September 30, 2009. There were no restricted stock units that vested during the nine months ended September 30, 2010.
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
Loans: Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the Allowance (see Note 5). Loans are valued using a discounted cash flow methodology and are pooled based on type of interest rate (fixed or adjustable) and maturity. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk. Impaired loans are carried at fair value. Specific valuation allowances are included in the Allowance. The carrying amount of accrued interest receivable approximates its fair value.
Purchased Receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.
Deposit Liabilities: The fair values of demand and savings deposits are equal to the carrying amount at the reporting date. The carrying amount for variable-rate time deposits approximates their fair value. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly maturities of time deposits. The carrying amount of accrued interest payable approximates its fair value.
Securities sold under repurchase agreements: Fair values for securities sold under repurchase agreements are based on their carrying amounts due to their short duration and repricing frequency.
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
The Company uses either in-house evaluations or external appraisals to estimate the fair value of OREO and impaired loans as of each reporting date. In-house appraisals are considered Level 3 inputs and external appraisals are considered Level 2 inputs.. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the size of the assets, the location and type of property to be valued and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers and equipment specialists.
The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors. The Company believes that recording other real estate owned that is not fully constructed based on as if complete values is more appropriate than recording other real estate owned that is not fully constructed using as is values. We concluded that as if complete values are appropriate for these types of projects based on the guidance for capitalization of project costs and subsequent measurement of the value of real estate contained in ASC 970-340. ASC 970-340-35-1 specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates. The Company adjusts the carry value of other real estate owned in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.
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
          Estimated fair values as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$83,306	$83,306	$66,721	$66,721
Investment securities	212,534	215,341	187,447	187,678
Loans held for sale	20,082	20,082	—	—
Net loans	640,846	596,689	641,931	616,476
Purchased receivables	8,654	8,654	7,261	7,261
Accrued interest receivable	3,234	3,234	3,986	3,986

Financial liabilities:
Deposits	$878,728	$877,152	$853,108	$841,629
Accrued interest payable	390	390	394	394
Securities sold under repurchase	9,996	9,996	6,733	6,733
Other Borrowings	5,506	4,810	5,587	4,941
Junior subordinated debentures	18,558	9,066	18,558	10,111

Unrecognized financial instruments:
Commitments to extend credit(1)	$188,300	$1,883	$166,704	$1,667
Standby letters of credit(1)	18,231	182	16,913	169

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

          The following table sets forth the balances as of September 30, 2010 and 2009 of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
	(In Thousands)
2010:
Available for sale securities
U.S. Treasury & government sponsored	$152,411	—	$152,411	—
Municipal Securities	6,469	—	6,469	—
U.S. Agency Mortgage-backed Securities	79		79
Corporate bonds	47,383	—	47,383	—

Total	$206,342	—	$206,342	—

2009:
Available for sale securities
U.S. Treasury & government sponsored	$108,711	—	$108,711	—
Municipal Securities	5,234	—	5,234	—
U.S. Agency Mortgage-backed Securities	91		91
Corporate bonds	28,337	—	28,337	—

Total	$142,373	—	$142,373	—

          As of and for the nine months ending September 30, 2010 and 2009, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant	Total
		for Identical	Observable	Unobservable Inputs	(gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses
	(In Thousands)
2010:
Loans measured for impairment[1]	$5,163	—	$3,928	$1,235	$(793)
Other real estate owned[2]	640	—	—	640	250

Total	$5,803	—	$3,928	$1,875	$(543)

2009:
Loans measured for impairment[1]	$17,753	—	$6,143	$11,610	$(416)
Other real estate owned[2]	6,171	—	—	6,171	516

Total	$23,924	—	$6,143	$17,781	$100

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.
     For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

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
          The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the Allowance, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2009. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.
          See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements that became effective in 2010 and discussion of the impact of their adoption on the Company’s consolidated financial statements.

Economic Conditions
          According to the Department of Labor, “Alaska’s seasonally adjusted unemployment rate for August was 7.7%, unchanged from July. The comparable national jobless rate for August was 9.6%, up slightly from 9.5% in July. One year ago, the national unemployment rate was 9.7% compared to 8.2% for Alaska. August was the 22nd consecutive month that Alaska’s unemployment rate was lower than the nation’s.” The average monthly payroll job count in Alaska has increased 1% (from 322,550 to 325,875) through August of 2010 when compared to the first eight months of 2009..
          According to the Bureau of Economic Analysis personal income in Alaska rose 3.5% between the second quarter of 2009 and 2010. This is compared to 2.2% growth over the same period in the US. Personal income in Alaska has grown for six consecutive quarters between the first quarter of 2009 and the second quarter of 2010.
          The retail sector is currently benefitting from the seasonal boost in consumption generated from the Permanent Fund Dividend, which paid $1,281 to every Alaska resident early in October.
Highlights and Summary of Performance — Third Quarter of 2010
▪	Northrim continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 14.46% as compared to 14.77% in the immediate prior quarter and 13.96% a year ago. Because the Company elected not to participate in the Capital Purchase Program sponsored by the U. S. Treasury in 2008, these ratios do not reflect any government investment in Northrim.

▪	Northrim’s tangible common equity to tangible assets at quarter end was 10.50%, up from 10.32% a year earlier and consistent with the previous quarter which was 10.53%. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.26% at September 30, 2010 as compared to 11.15% at September 30, 2009.

▪	Nonperforming assets declined in the quarter to $25.0 million or 2.41% of total assets, compared to $39 million or 3.95% at September 30, 2009.

▪	Book value was $18.22 per share and tangible book value was $16.86 per share, up from $17.28 and $15.85 respectively a year earlier. Tangible book value is shareholder’s equity, less intangible assets, divided by common stock outstanding.

▪	The allowance for loan losses continued to increase, now totaling 2.31% of total portfolio loans at September 30, 2010, compared to 2.00% at September 30, 2009. The allowance for loan losses to nonperforming loans also increased to 105.93% from 46.62% a year ago.

▪	Other operating income, which includes revenues from service charges, electronic banking, and financial services affiliates, contributed 29% of total third quarter revenues and 25% of year-to-date revenues.

▪	The cash dividend paid on September 17, 2010, rose 20% to $0.12 per diluted share from $0.10 per diluted share paid in the prior quarter.
          The Company reported net income and diluted earnings per share of $3.2 million and $0.49, respectively, for the quarter ending September 30, 2010 compared to net income and diluted earnings per share of $1.9 million and $0.30, respectively, for the quarter ending September 30, 2009. The increase in net income from the prior year was primarily attributable to an increase in other operating income and decreases in other operating expense and the provision for loan losses. These changes were partially offset by a decrease in net interest income and an increase in the provision for income taxes.
          Northrim’s total assets grew 5% to $1.04 billion at September 30, 2010 from $986 million at September 30, 2009, with increases in portfolio investments, loans held for sale, overnight investments, and cash and due from banks more than offsetting continuing declines in portfolio loans. The loan portfolio decreased 6% in the third quarter to $635 million from $674 million a year ago. This decrease was primarily due to continued decreases in Construction loans and a lower level of Commercial loans.
          The loan portfolio remains diversified with commercial loans accounting for 37% of the portfolio and commercial real estate accounting for 48% of the portfolio at September 30, 2010. Construction and land development loans, which account for 8% of the loan portfolio at September 30, 2010 are down 38% to $51 million from $82.2 million a year ago, reflecting the maturing of projects funded in past years, the reduction in new projects started in the past two years, and continuing successful collection efforts.
Credit Quality and Nonperforming Assets
          Nonperforming assets at September 30, 2010, declined by $14 million year-over-year and $3.4 million from the preceding quarter. The risk profile of the portfolio improved as a result of the following developments:
▪	Loans measured for impairment decreased to $22.2 million at September 30, 2010, compared to $25.1 million at June 30, 2010, and $52.6 million in the third quarter a year ago.

▪	Nonperforming loans totaled $13.9 million, or 2.19% of total portfolio loans at September 30, 2010, compared to $28.9 million, or 4.28% of total portfolio loans a year ago.

▪	The $4.8 million condominium conversion project in Anchorage that moved into OREO during the fourth quarter of 2009 continues to generate rental income producing an average yield of approximately 2%. Of the 68 original units, 35 condos have been sold and 22 are rented, providing positive year-to-date cash flow for the project.

▪	Sales of OREO continued during the third quarter, with 26 properties sold for an aggregate of $3.3 million, generating a $332,000 net gain over current carrying value in the third quarter of 2010. The Company also recognized $830,000 in deferred gains on sales of OREO property that occurred in previous periods and now meet the accounting requirements for gain recognition. Of the current period gain, $422,000 was related to a deferred gain for one commercial property that was sold in 2007, and the remainder of the gains recognized in the current quarter were from the sale of ten condominiums and two lots sold in late 2009 and throughout the first half of 2010. At September 30, 2010 the Company had $194,000 in remaining deferred gains on sale of OREO property.

▪	Year-to-date OREO sales generated $9.2 million in gross proceeds, including $613,000 in gain on sale of 62 properties. Year-to-date gain on the sale of OREO totaled $1.4 million including the recognition of the $830,000 in deferred gains discussed above.

▪	Net charge-offs in the third quarter of 2010 totaled $132,000, or 0.02% of average loans, reflecting the effects of $661,000 in recoveries, compared to net charge-offs of $1.1 million, or 0.16% of average loans during the third quarter of 2009. Year-to-date net charge-offs totaled $1.6 million, or 0.32%, annualized, of average loans, down from $4.3 million, 0.83%, annualized, of average loans in the first nine months of 2009.

▪	The coverage ratio of the allowance to nonperforming loans increased to 105.93% at September 30, 2010, compared to 46.62% in the third quarter a year ago.
          At September 30, 2010, management had identified potential problem loans of $11.7 million as compared to potential problem loans of $17.0 million at December 31, 2009 and $6.5 million at September 30, 2009. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, impaired loans or troubled debt restructurings (“TDRs”) that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, impaired or TDRs. The $5.3 million decrease in potential problem loans at September 30, 2010 from December 31, 2009 is primarily due to the transfer of one $3.3 million residential land development loan and 2 commercial loans to nonaccrual status.
          At September 30, 2010, December 31, 2009 and September 30, 2009 the Company held OREO of $11.0 million, $17.4 million and $10.1 million, respectively. As of September 30, 2010, OREO consists of $6.3 million in condominiums, $3.2 million in residential lots in various stages of development, $1.2 million in single family residences and $399,000 in commercial property. During the third quarter of 2010, additions to OREO included two single family residences valued at $907,000, one commercial building valued at $99,000, and one condominium valued at $49,000. During the third quarter of 2010, the Company received approximately $3.3 million in proceeds for the sale of OREO, which included $2.1 million from the sale of condominiums, $1 million from the sale of residential lots and $228,000 from the sale of a single family residence. Total net gains on the sale of OREO properties were $1.2 million and $1.4 million for the three and nine-month periods ending September 30, 2010.
          The following summarizes OREO activity for the three and nine-month periods ending September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Balance, beginning of the period	$12,973	$11,576	$17,355	$12,617
Transfers from loans, net	1,059	627	1,990	3,518
Investment in other real estate owned	7	298	34	1,470
Proceeds from the sale of other real estate owned	(3,337)	(2,634)	(9,225)	(7,466)
Gain on sale of other real estate owned, net	1,162	201	1,443	424
Deferred gain on sale of other real estate owned	(771)	71	(328)	71
Impairment on other real estate owned	(74)	(21)	(250)	(516)

Balance at end of period	$11,019	$10,118	$11,019	$10,118

RESULTS OF OPERATIONS
Income Statement
          Net Income
          Net income attributable to Northrim BanCorp for the three and nine-month periods ending September 30, 2010, increased $1.3 million from $1.9 million to $3.2 million and $1.4 million from $5.8 million to $7.2 million, respectively, as compared to the same periods in 2009. These increases were due to increased other operating income, decreased loan loss provisions and other operating expenses, net of decreased net interest income and increased provisions for income taxes. Other operating income increased $1.1 million and $331,000 for the three and nine-month periods ending September 30, 2010 primarily due to increased OREO sale and rental income. This increase was partially offset in the nine month period ending September 30, 2010 by decreased earnings from RML. The provision for loan losses decreased $957,000 and $1.7 million for the three and nine-month periods ending September 30, 2010 primarily due to decreases in the loan portfolio and lower net charge offs in 2010 as compared to 2009. Other operating expenses decreased $885,000 for the quarter primarily due to a penalty for prepayment of long term FHLB advances that was incurred in the same period in 2009. Other operating expense decreased $1.6 million for the nine months ended as of September 30, 2010 primarily due to the prepayment penalty from 2009 as well as decreases in FDIC insurance expense and salaries and other personnel expenses. These decreases were partially offset by increased purchased receivable losses. Net interest income decreased $846,000 for the quarter and $1.3 million for the nine months ended September 30, 2010, mainly due to a decrease in interest revenue from lower loan balances and from lower yields on long term investments.
          Net Interest Income / Net Interest Margin
          Net interest income for the three and nine-month periods ending September 30, 2010 decreased $846,000 and $1.3 million, respectively, as compared to the same periods in 2009 because of larger reductions in interest income, accompanied by a smaller decrease in the costs on the Company’s interest-bearing liabilities. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 61 basis points and 31 basis points, respectively, to 4.77% and 5.05%, for the three and nine-month periods ending September 30, 2010 as compared to the same periods in 2009.

          Average loans, the largest category of interest-earning assets, decreased by $29.7 million and $49.6 million in the three and nine-month periods ending September 30, 2010 as compared to the same periods in 2009. Average commercial, construction, home equity lines and other consumer loans all decreased in both periods while commercial real estate loans increased during these same periods. Real estate loans held for sale increased in the three month period ending September 30, 2010 and decreased in the nine month period ending September 30, 2010. The overall decline in the loan portfolio resulted from a combination of refinance and loan payoff activity and a decrease in construction loan originations.
          Average investments increased $74.4 million and $68.6 million in the three and nine-month periods ending September 30, 2010 as compared to the same periods in 2009. This increase arose as loan totals decreased in both periods and total deposits increased in the third quarter.
          Average interest-bearing liabilities increased $19.2 million during the third quarter of 2010 and decreased $9.7 million for the nine-month period ending September 30, 2010 as compared to the same periods in 2009. The increase for the three-month period was the result of increased average interest-bearing deposit balances. The decrease for the nine-month periods arose from the payoff of the Company’s long term borrowings from FHLB of $9.9 million in the third quarter of 2009 as well as a shift in customer deposits from interest-bearing to noninterest-bearing demand deposits. Lastly, the Company had average public certificates of deposits from the Alaska Permanent Fund Corporation of $43.9 million in the first nine months of 2009 and had no public deposits in 2010. The Alaska Permanent Fund Corporation may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposits either with pledged securities or a letter of credit.
          The average cost of interest-bearing liabilities decreased 21 basis points and 26 basis points for the three and nine-month periods ending September 30, 2010 compared to the same periods in 2009 due mainly to declining market rates and the payoff of the Company’s FHLB borrowings.
Components of Net Interest Margin

     The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three and nine months ending September 30, 2010 and 2009:

	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2010	2009	$	%	2010	2009	$	%	2010	2009	Change
	(In Thousands)

Commercial	$240,235	$252,224	$(11,989)	-5%	$4,232	$4,587	$(355)	-8%	6.99%	7.22%	-0.23%
Construction/development	51,756	83,199	(31,443)	-38%	1,042	1,810	(768)	-42%	7.99%	8.63%	-0.64%
Commercial real estate	296,403	293,236	3,167	1%	5,091	5,043	48	1%	6.81%	6.82%	-0.01%
Home equity lines and other consumer	45,256	46,655	(1,399)	-3%	743	792	(49)	-6%	6.60%	6.73%	-0.13%
Real estate loans for sale	12,532	411	12,121	2949%	141	(14)	155	-1107%	4.45%	-13.32%	17.77%
Other loans[1]	(1,058)	(853)	205	24%

Total loans[2,3]	645,124	674,872	(29,748)	-4%	11,249	12,218	(969)	-8%	6.93%	7.19%	-0.26%

Short-term investments	84,371	49,609	34,762	70%	54	31	23	74%	0.25%	0.24%	0.01%
Long-term investments	183,585	143,979	39,606	28%	963	1,155	(192)	-17%	2.22%	3.23%	-1.01%

Total investments	267,956	193,588	74,368	38%	1,017	1,186	(169)	-14%	1.59%	2.45%	-0.86%

Interest-earning assets	913,080	868,460	44,620	5%	12,266	13,404	(1,138)	-8%	5.36%	6.13%	-0.77%
Nonearning assets	105,788	104,378	1,410	1%

Total	$1,018,868	$972,838	$46,030	5%

Interest-bearing deposits	$591,319	$568,755	$22,564	4%	$1,161	$1,350	$(189)	-14%	0.78%	0.94%	-0.16%
Borrowings	33,983	37,396	(3,413)	-9%	209	312	(103)	-33%	2.41%	3.26%	-0.85%

Total interest-bearing liabilities	625,302	606,151	19,151	3%	1,370	1,662	(292)	-18%	0.87%	1.08%	-0.21%
Demand deposits and other noninterest-bearing liabilities	277,753	256,992	20,761	8%
Equity	115,813	109,695	6,118	6%

Total	$1,018,868	$972,838	$46,030	5%

Net interest income					$10,896	$11,742	$(846)	-7%

Net tax equivalent margin on earning assets									4.77%	5.38%	-0.61%

[1]	Other loans is made up of deferred loan fees, net of loans in process.

[2]	Loan fees recognized during the period and included in the yield calculation totalled $676,000 and $677,000 in the third quarter of 2010 and 2009, respectively.

[3]	Average nonaccrual loans included in the computation of the average loans were $14.5 million and $18.2 million in the third quarter of 2010 and 2009, respectively.

	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2010	2009	$	%	2010	2009	$	%	2010	2009	Change
	(In Thousands)

Commercial	$242,971	$269,926	$(26,955)	-10%	$12,908	$14,152	$(1,244)	-9%	7.10%	7.01%	0.09%
Construction/development	55,113	87,644	(32,531)	-37%	3,358	5,185	(1,827)	-35%	8.15%	7.91%	0.24%
Commercial real estate	295,133	281,828	13,305	5%	15,135	14,666	469	3%	6.86%	6.96%	-0.10%
Home equity lines and other consumer	47,038	48,439	(1,401)	-3%	2,338	2,460	(122)	-5%	6.64%	6.79%	-0.15%
Real estate loans for sale	4,311	6,310	(1,999)	-32%	144	209	(65)	-31%	4.46%	4.43%	0.03%
Other loans[1]	(1,378)	(1,359)	(19)	1%

Total loans[2,3]	643,188	692,788	(49,600)	-7%	33,883	36,672	(2,789)	-8%	7.05%	7.08%	-0.03%
Short-term investments	62,923	37,192	25,731	69%	119	122	(3)	-2%	0.25%	0.43%	-0.18%
Long-term investments	181,378	138,527	42,851	31%	3,607	3,352	255	8%	2.77%	3.40%	-0.63%

Total investments	244,301	175,719	68,582	39%	3,726	3,474	252	7%	2.13%	2.78%	-0.65%

Interest-earning assets	887,489	868,507	18,982	2%	37,609	40,146	(2,537)	-6%	5.70%	6.21%	-0.51%
Nonearning assets	107,798	107,566	232	0%

Total	$995,287	$976,073	$19,214	2%

Interest-bearing deposits	$582,614	$588,105	$(5,491)	-1%	$3,701	$4,495	$(794)	-18%	0.85%	1.02%	-0.17%
Borrowings	33,327	37,556	(4,229)	-11%	605	1,067	(462)	-43%	2.39%	3.75%	-1.36%

Total interest-bearing liabilities	615,941	625,661	(9,720)	-2%	4,306	5,562	(1,256)	-23%	0.93%	1.19%	-0.26%
Demand deposits and other noninterest-bearing liabilities	265,152	242,255	22,897	9%
Equity	114,194	108,157	6,037	6%

Total	$995,287	$976,073	$19,214	2%

Net interest income					$33,303	$34,584	$(1,281)	-4%

Net tax equivalent margin on earning assets									5.05%	5.36%	-0.31%

[1]	Other loans is made up of deferred loan fees, net of loans in process.

[2]	Loan fees recognized during the period and included in the yield calculation totalled $2.0 million and $2.7 million in the nine months ending September 30, 2010 and 2009, respectively.

[3]	Average nonaccrual loans included in the computation of the average loans were $13.7 million and $19.0 million in the nine months ending September 30, 2010 and 2009, respectively.
          Analysis of Changes in Interest Income and Expense
     The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and nine month periods ending September 30, 2010 as compared to the same periods in 2009. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended September 30, 2010 vs. 2009
	Increase (decrease) due to
	Volume	Rate	Total

Interest Income:
Loans	$(793)	$(176)	$(969)
Long-term investments	1,374	(1,566)	(192)
Short-term investments	22	1	23

Total interest income	$604	$(1,740)	$(1,138)

Interest Expense:
Deposits:
Interest-bearing deposits	$57	$(246)	$(189)
Borrowings	(27)	(76)	(103)

Total interest expense	$30	$(322)	$(292)

	Nine months ended September 30, 2010 vs. 2009
	Increase (decrease) due to
	Volume	Rate	Total

Interest Income:
Loans	$(2,867)	$78	$(2,789)
Long-term investments	636	(381)	255
Short-term investments	(8)	5	(3)

Total interest income	$(2,240)	$(298)	$(2,537)

Interest Expense:
Deposits:
Interest-bearing deposits	$(42)	$(752)	$(794)
Borrowings	(110)	(352)	(462)

Total interest expense	$(152)	$(1,104)	$(1,256)

          Provision for Loan Losses
          As of and for the period ended September 30, 2010, the Company refined its method of estimating the Allowance for Loans Losses (“Allowance”). The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.
          The following paragraphs describe the refinements in the Company’s methodology for estimating the Allowance.
          Specific Allowance
          Prior to September 30, 2010, the Company determined the allocated portion of the Allowance by first calculating a specific allowance for impaired loans in accordance with the accounting guidance in ASC Topic 310-10-35. This analysis was based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. The specific allowance for impaired loans is included within each portfolio segment by type in the allowance allocation table. The calculation of the specific reserves did not change as a result of the change in the methodology for estimating the Allowance as of September 30, 2010.
          General Allowance
          Prior to September 30, 2010, the Company identified the following classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance. In management’s judgment, these identifiable classes of loans carried higher levels of risk based upon our operating history and were the only class of loans subject to our formula based methodology:
•	Special mention loans: Loans in this category had deteriorated sufficiently that they would have difficulty in refinancing; similarly, purchasers of the business would not be eligible for bank financing unless they represent a significantly stronger credit risk. There was deterioration of financial condition or collateral value, still reasonably secured by collateral or net worth. Although the Company was presently protected from loss, potential weaknesses were apparent which, if not corrected, could cause future problems.

•	Substandard loans: Loans in this category were those that were no longer adequately protected due to declining net worth, lack of earning capacity, or insufficient collateral. The possibility for loss of some portion of the loan principal could not be ruled out. Loans exhibited well-defined weaknesses that brought normal repayment into jeopardy.

•	Doubtful loans: Loans in this category exhibited the same weaknesses as those classified “Substandard” but the traits were more pronounced. Collection in full was improbable, however the extent of the loss may have been indeterminable due to pending factors which may yet occur that could salvage the loan, such as possible pledge of additional collateral, sale of assets, merger, acquisition or refinancing.

•	Loans made to retail and general wholesale businesses;

•	Loans collateralized by accounts receivable, inventory, furniture fixtures and equipment,

•	Loans for raw land, land development, and speculative construction loans with expected sellout of greater than one year,
          Special mention loans, substandard loans and doubtful loans were classes of loans that are included in the Company’s internal risk classifications. These classifications are based in large part upon regulatory definitions for classified loans. The other loan classes listed above are separately identifiable classes of loans which management believed were subject to higher levels of risk based on our operating history.
          The loss factors that the Company applied to each class of loans within the various risk classifications were based primarily on industry standards, input from our regulators, and management’s own judgment. Management’s judgment was based on average historical losses incurred by the Company for various portfolio classes. The formula based reserve for these loans was included in the allocation table by loan type.
          As of September 30, 2010 and going forward, the Company has identified the following segments and classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance. Under the enhanced methodology for estimating the Allowance, the Company first disaggregates the overall loan portfolio in the following segments: commercial, construction, real estate term and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss. After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average three year loss history for each segment and class. This general reserve is then adjusted for qualitative factors, by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.
          Unallocated Reserves
          Prior to September 30, 2010, the Company designated the remaining balance of the Allowance as unallocated. The unallocated portion of the Allowance was analyzed based on a review of three year average loan loss rates for loans which did not have a specific or general allocation as described above, combined with other qualitative factors. The Company validated the unallocated portion of the Allowance by back testing it in relation to the average historical loss rates for all loan classes that were not included in the calculation of the allocated portion of the Allowance as described above as adjusted by the qualitative factors listed above. The unallocated portion of the Allowance was analyzed in relation to a range of these adjusted average historical loss rates.
          As of September 30, 2010, the Company implemented an expanded analysis of average historical losses segregated by both major loan segments and classes, as defined above, which includes our internal risk rating system. Starting with this Form 10-Q and going forward, the Company’s unallocated portion of the Allowance will no longer be reviewed using average historical net loss rates, adjusted for qualitative factors discussed above, because the reserves calculated using these rates will be allocated by loan segment and class.

Consequently, the refinement in the methodology of estimating the Allowance is likely to result in a much smaller unallocated portion of the Allowance.
          As of September 30, 2010 and going forward, the Company assesses the overall adequacy of the Allowance, which affects the unallocated portion of the Allowance, based on several factors including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. The unallocated portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment component of the Allowance, and acknowledges the inherent imprecision of all loss prediction models.
          The unallocated portion of the Allowance in the enhanced method of estimating the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance. Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total Allowance is available to absorb losses that may arise from any loan segment or class. Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.
Retrospective Review of the Allowance using the Enhanced Methodology for Estimating the Allowance
          The Company performed a retrospective review of the Allowance at December 31, 2009, March 31, 2010 and June 30, 2010 using the enhanced methodology described above. The following table summarizes what the Allowance would have looked like at these period ending dates if the Company had used the enhanced methodology to calculate the Allowance:

	September 30, 2010				June 30, 2010				March 31, 2010				December 31, 2009
		Impaired	Formula- based			Impaired	Formula- based			Impaired	Formula- based			Impaired	Formula- based
Allownace applicable to:	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other

Commercial	$5,808	$280	$5,528	—	$6,164	$167	$5,997	—	$5,530	$1,190	$4,340	—	$4,964	$850	$4,114	—
Construction	1,602	542	1,060	—	1,619	531	1,088	—	1,708	633	1,075	—	2,156	869	1,287	—
Real estate term	4,778	51	4,727	—	4,641	121	4,520	—	3,375	118	3,257	—	2,680	143	2,537	—
Home equity lines and other consumer	506	—	506	—	625	1	624	—	520	1	519	—	501	1	500	—
Unallocated	2,017	—	—	2,017	1,378	—	—	1,378	2,913	—	—	2,913	2,807	—	—	2,807

Total	$14,711	$873	$11,821	$2,017	$14,427	$820	$12,229	$1,378	$14,046	$1,942	$9,191	$2,913	$13,108	$1,863	$8,438	$2,807

     The following table shows the reported allocation of the Allowance based on the legacy methodology:

		December 31, 2009				March 31, 2010				June 30, 2010
		Impaired	Formula- based			Impaired	Formula- based			Impaired	Formula- based
Allowance applicable to:	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other

Commercial	$3,962	$850	$3,112	—	$4,838	$1,190	$3,648	—	$4,834	$167	$4,667	—
Construction	1,365	869	496	—	1,197	633	564	—	1,281	531	750	—
Real estate term	565	143	422	—	714	118	596	—	1,692	121	1,571	—
Home equity lines and other consumer	50	1	49	—	72	1	71	—	75	1	74	—
Unallocated	7,166	—	—	7,166	7,225	—	—	7,225	6,545	—	—	6,545

Total	$13,108	$1,863	$4,079	$7,166	$14,046	$1,942	$4,879	$7,225	$14,427	$820	$7,062	$6,545

          The Company reviewed the Allowance for the year ending December 31, 2009 and the quarters ending March 31, 2010 and June 30, 2010 both in total and by loan category using both the legacy methodology applied through June 30, 2010 and the enhanced methodology that will be applied starting with the quarter ending September 30, 2010. The most significant change in the Allowance using the enhanced methodology for each of these periods is a larger allocation to the real estate sector of the Company’s loan portfolio. Additionally, the formula based allocations for the commercial, construction and home equity lines and other consumer mortgages also increase under the revised methodology. The reason for these changes arises from the fact that the Company did not calculate a specific allocation by loan segment for loans risk rated as watch or better under the legacy methodology. Rather, these loans were grouped into the unallocated segment of the Allowance calculation. The calculation of the unallocated portion of the Allowance under the legacy methodology was based on three year average historical loss rates as adjusted for qualitative factors. The enhanced methodology results in a different allocation of the segments of the Allowance but does not indicate that the overall Allowance was misstated. This is due to the fact that both methodologies utilize three year average historical loss rates, as adjusted for qualitative factors, to analyze the overall Allowance. The enhanced methodology simply refines the calculation to allocate the Allowance to the individual loan categories.
          The provision for loan losses was $417,000 and $1.4 million for the three-month periods ending September 30, 2010 and 2009, respectively. Net charge offs were $132,000 and $1.1 million, respectively, for the quarters ending September 30, 2010 and 2009. The provision for loan losses was $3.2 million and $4.9 million for the nine-month periods ending September 30, 2010 and 2009, respectively. Net charge offs were $1.6 million and $4.3 million, respectively, year to date as of September 30, 2010 and 2009. At September 30, 2010, the Allowance was $14.7 million, or 2.31% of total loans as compared to $13.5 million, or 2.00% of total loans a year ago. The Company believes that a higher reserve is appropriate at September 30, 2010 to address the impact of the current economic environment on our loan portfolio. See analysis of Allowance in the Balance Sheet Overview section.
          Other Operating Income
          Other operating income for the third quarter of 2010 increased $1.1 million as compared to the third quarter of 2009. The increase is primarily due to a $1.1 million increase in OREO sales and rental income. As discussed in the “Credit Quality and Nonperforming Assets” section above, the Company recognized $332,000 in gains on the sale of OREO properties sold in the third quarter of 2010 and also recognized $830,000 in gains that had been previously deferred related to sales of OREO property that occurred in previous periods and that now meet the requirements for gain recognition. These gains had been deferred because the Company provided loans to facilitate the sales of these properties. $422,000 of the current period gain related to one commercial property that was sold in 2007, and the remainder of the gains recognized in the current quarter were from the sale of ten condominiums and two lots sold in late 2009 and throughout the first half of 2010. The Company recognized $201,000 in gains on the sale of OREO in the third quarter of 2009. Additionally, the Company earned rental income of $116,000 on OREO properties in the third quarter of 2010 as compared to $5,000 in 2009. This increase is due to the transfer of a large condominium development into OREO in December 2009.
          Other operating income for the nine months ending September 30, 2010 increased $331,000 as compared to the same period in 2009. This increase is primarily due to a $1.5 million increase in OREO sales and rental income. Gains on the sale of OREO properties for the nine-month periods ending September 30, 2010 and 2009 are $1.4 million, and $424,0000, respectively, including the gains recognized in 2010 that had been previously deferred that were discussed above. Rental income on OREO properties for the nine-month periods ending September 30, 2010 and 2009 were $487,000 and $22,000, respectively. This increase is also the result of the transfer of the large condominium development into OREO in December 2009. The increase in OREO sales and rental income for the nine months ended September 30, 2010 was offset by a decrease in earnings from RML of $1.3 million as compared to the same period in 2009. This decrease resulted from decreased refinance activity in the first nine months of 2010 as compared to the same period in 2009. Additionally, purchased receivable income decreased by $312,000 for the nine months ended September 30, 2010 due to decreased average balances. This decrease was partially offset by a $251,000 increase in gains on the sale of available-for-sale securities.
          Other Operating Expense
          Other operating expense for the third quarter of 2010 decreased $885,000 as compared to the third quarter of 2009. This decrease was primarily due to decreases of $718,000 and $336,000, respectively, in penalties related to the prepayment of long term FHLB borrowings and salaries and other personnel expense. Salaries and other personnel expense decreased due to a $159,000 decrease in deferred compensation expense as the Company’s liability under this plan decreased due to market losses on plan assets and a $130,000 decrease in salary costs due to a decrease in the Company’s workforce.
          Other operating expense for the nine months ending September 30, 2010 decreased $1.6 million from the same period in 2009. This decrease was primarily due to decreases of $784,000 and $718,000, respectively, in insurance expense and penalties related to the prepayment of long term FHLB borrowings. Insurance expense decreased due to a $757,000 decrease in FDIC insurance premiums that was primarily the result of the one time special assessment that the Company incurred in the second quarter of 2009 as well as a decrease in the rate assessed on the Company in 2010. Additionally, there was a $33,000 decrease in Keyman insurance expense resulting from increases in the cash surrender value of assets held under the Company’s Keyman insurance policies. Additionally, salaries and other personnel expenses decreased $473,000 in the first nine months of 2010 as compared to 2009 as a result of a $346,000 decrease in salaries due to a decrease in the Company’s workforce and a $143,000 decrease in incentive compensation expense. These decreases were partially offset set by a $420,000 increase in purchased receivable losses. The Company experienced losses on two customer accounts year-to-date as of September 30, 2010 and did not experience losses during the same period in 2009.
          Income Taxes
          The provision for income taxes increased by $819,000 and $925,000 in the three and nine-month periods ending September 30, 2010 as compared to the same periods in 2009, primarily due to increased pre-tax income. The tax rates for the three and nine-month periods ending September 30, 2010 were 33% and 30%, respectively, compared to 28% for the same periods in 2009. For the third quarter of 2010 as compared to the third quarter of 2009, decreased tax exempt interest income on investments and decreased tax exempt market gains on the Company’s Keyman insurance relative to the level of taxable income for the period resulted in a 5% increase in the tax rate for the third quarter of 2010. For the nine-month period ending September 30, 2010 as compared to the same period in 2009, decreased tax exempt interest income on investments and tax exempt market gains on the Company’s Keyman insurance policies for the period as compared to modest nondeductible market losses in the same period in 2009 resulted in a 2% increase in the tax rate for the period. This increase in the tax rate for the third quarter exceeds the increase for the nine-month period ending September 30, 2010 as compared to the same periods in 2009 because of the significant increase in pre-tax income in the third quarter.
FINANCIAL CONDITION
     Balance Sheet Overview

          Investment Securities
          Investment securities at September 30, 2010 increased $27.6 million, or 15%, from December 31, 2009, and increased $60.8 million, or 39%, from September 30, 2009. The increase in investments from December 31, 2009 to September 30, 2010 was primarily due to the investment of the proceeds from the increase in deposits from the same period. The increase in investments as of September 30, 2010 from September 30, 2009 arose as loan balances decreased and proceeds from increasing deposits balances were placed into investments.
          Loans and Lending Activities
          Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. This type of lending has provided us with market opportunities and higher net interest margins than other types of lending. However, it also involves greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.
          Loans are the highest yielding component of our earning assets. Loans comprised 71% and 72% of total average earning assets for the three and nine-month periods ending September 30, 2010, compared to 78% and 80% of total average earning assets for the three and nine-month periods ending September 30, 2009. The yield on loans averaged 6.93% and 7.05% for the three and nine-month periods ending September 30, 2010, compared to 7.19% and 7.08% during the same periods in 2009. See the Net Interest Income section for further discussion of average balances and yields for the three and nine-month periods ending September 30, 2010 and 2009.
          The loan portfolio decreased by $38.7 million, or 6%, to $635.5 million at September 30, 2010 from $674.2 million at September 30, 2009 due to continued maturities in the construction portfolio and a lower level of commercial loans. The following table details the changes in loan balances by loan type:

	September 30, 2010		December 31, 2009		September 30, 2009
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)

Commercial	$237,667	37%	$248,195	38%	$249,171	37%
Construction/development	50,979	8%	62,573	10%	82,160	12%
Commercial real estate	305,808	48%	301,816	46%	298,828	44%
Home equity lines and other consumer	43,882	7%	45,168	7%	46,047	7%
Loans in process	90	0%	85	0%	691	0%
Unearned loan fees, net	(2,951)	0%	(2,798)	0%	(2,706)	0%

Sub total	635,475	100%	655,039	100%	674,191	100%
Loans held for sale	20,082		—		—

Total loans	$655,557		$655,039		$674,191

          Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase in the last quarter of 2010 mainly in the commercial and commercial real estate areas.

          Analysis of Allowance for Loan Losses
          The Company maintains an Allowance to reflect estimated inherent losses from its loan portfolio as of the balance sheet date. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. At September 30, 2010, the Allowance was $14.7 million, or 2.31% of loans as compared to $13.5 million, or 2.00% of loans a year ago. As of and for the period ended September 30, 2010 the Company refined its method of estimating the Allowance.
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
          When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recorded. Loans measured for impairment based on the underlying collateral value and all other loans measured for impairment are accounted for in the same way. The ratio of nonperforming loans for which there has been charge offs compared to total nonperforming loans as of September 30, 2010 was 14% compared to 18% at December 31, 2009 and 12% as of September 30, 2009.
          The specific allowance on impaired loans at September 30, 2010, was $874,000, or 4% of total loans that are specifically measured for impairment compared to $1.9 million, or 12%, and $2.2 million, or 4%, of total loans that were specifically measured for impairment at December 31, 2009 and September 30, 2009, respectively.
          After the Company determines the specific allowance for impaired loans, the Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors. First, the Company disaggregates the unimpaired loan portfolio into segments and classes. As of September 30, 2010, the Company has identified the following loan segments: commercial loans, real estate term loans, construction loans, and consumer loans. Then, the Company disaggregates loan segments into classes. As of September 30, 2010, the Company has identified the internal risk codes as the only classes of loans. These classes include loans classified as excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss.
          A loan class is created in the Allowance calculation when that group of loans components constitute a significant concentration as a percentage of the Company’s capital, when current market or economic conditions point to increased scrutiny, or when historical or recent experience suggests that additional attention is warranted in the analysis process. The Company has $51 million in construction loans at September 30, 2010, and $18.1 million of those loans have interest reserves as of September 30, 2010. Management does not consider construction loans with interest reserves to be a material class within the loan portfolio for purposes of the Allowance calculation.
          The Company calculates an average historical loss rate for each segment and class of loans as of each reporting period. As of September 30, 2010, the Company has determined that a three year look-back period is appropriate given the current economic environment. Lastly, the Company determines a qualitative adjustment for each historical loss factor based on management’s assessment of current internal and external factors that affect the overall expected losses inherent in each segment and class of the portfolio.
          Finally, the Company assesses the overall adequacy of the Allowance based on several factors including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment component of the Allowance, and acknowledges the inherent imprecision of all loss prediction models.
          The unallocated portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance. Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values. Although this allocation process may not accurately predict credit losses by loan type or in the aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.
          At September 30, 2010, the unallocated allowance as a percentage of the total Allowance was 14%. The Company performed a retrospective review of the Allowance using the new methodology for the periods ending December 31, 2009, March 31, 2010 and June 30, 2010 and determined that the unallocated allowance as a percentage of the total Allowance was 21%, 21% and 10%, respectively. The unallocated allowance as a percentage of the total Allowance using the legacy methodology was 45%, 55%, 51% and 45% for the periods ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010.
          Deposits
          Deposits are the Company’s primary source of funds. Total deposits increased $25.6 million at September 30, 2010, from December 31, 2009, and increased $41.6 million from September 30, 2009. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2010. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2010, December 31, 2009, or September 30, 2009.
          To provide customer assurances, the Company is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides 100% guarantee of noninterest-bearing checking accounts, including NOW accounts paying less than 0.25%. The TAGP has recently been extended to January 1, 2013. Additionally, under recent changes from the FDIC, all interest-bearing deposit accounts are insured up to $250,000. The increase in basic FDIC insurance coverage from $100,000 to $250,000 was previously in effect through December 31, 2013, but in July 2010 the coverage limit was permanently increased.
          Borrowings
          At September 30, 2010, the Company’s maximum borrowing line from the FHLB was $112.7 million, approximately 11% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At September 30, 2010, December 31, 2009 and September 30, 2009, the Company had no outstanding balances on the borrowing line. The decrease in the outstanding balance of the line at September 30, 2010, December 31, 2009 and September 30, 2009 as compared to June 30, 2009 was the result of the early pay off of $9.9 million in advances in September 2009. The advances had an average remaining life of over 8 years. A resulting $718,000 prepayment penalty reduced earnings per diluted share for the third quarter of 2009 by $0.07 and is expected to save as much as $0.05 per diluted share in 2010 and additional amounts in future years.
          The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At September 30, 2010, December 31, 2009 and September 30, 2009, the outstanding balance on this loan was $4.8 million, $4.9 million and $4.9 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.
          In addition to the borrowings for the building, the Company had $707,000 in other borrowings outstanding at September 30, 2010, as compared to $690,000 and $720,000, respectively, in other borrowings outstanding at December 31, 2009 and September 30, 2009. Other borrowings during each of these periods consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits.
          At September 30, 2010, December 31, 2009 and September 30, 2009, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
          Liquidity and Capital Resources
          The Company manages its liquidity through its Asset and Liability Committee. In addition to the $83.3 million of cash and cash equivalents and $185.6 million in unpledged available for sale securities held at September 30, 2010, the Company had additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $93.5 million as of September 30, 2010.
          At September 30, 2010, $19.7 million in securities, or 9%, of the investment portfolio was pledged, as compared to $17.7 million, or 9%, at December 31, 2009, and $52.1 million, or 34%, at September 30, 2009. The changes in pledged securities are due to the fact that as of September 30, 2010 and December 31, 2009, the Company did not have any securities pledged to collateralize Alaska Permanent Fund certificates of deposit. At September 30, 2009, the Company had pledged $36.6 million to collateralize Alaska Permanent Fund certificates of deposit.
          As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $4.5 million for the nine months ended September 30, 2010. The use of cash by operating activities was primarily for purchases of $43.6 million in loans held for sale, net of loans sold of $23.5 million during the period for a net cash outflow of $20.1 million. This outflow of cash was partially offset by positive net income, after excluding non-cash charges such as the provision for loan losses of $3.2 million. Net cash of $5.5 million was used in investing activities. This net outflow consisted primarily of $27.2 million in net purchases of investment securities and was partially offset by $15.9 million in loan paydowns, net of advances and $9.2 million in proceeds from the sale of OREO properties. The $26.6 million of cash provided by financing activities primarily consisted of the $25.6 million increase in deposits during the nine-month period ended September 30, 2010.

          The Company issued 22,874 shares through the exercise of stock options in the third quarter of 2010 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2010, the Company had approximately 6.4 million shares of its common stock outstanding.
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
          The requirements address both risk-based capital and leverage capital. At September 30, 2010, the Company and the Bank met all applicable regulatory capital adequacy requirements for a “well-capitalized” institution.
          The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of September 15, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There have been no conditions or events known to us since the FDIC notification that have changed the Bank’s classification.
          The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution as of September 30, 2010.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	14.46%	13.47%
Total risk-based capital	8.00%	10.00%	15.72%	14.72%
Leverage ratio	4.00%	5.00%	12.48%	11.63%

          The regulatory capital ratios for the Company exceed those for the Bank primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the third quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank, which explains the significant difference in the capital ratios for the two entities.
          Off-Balance Sheet Items
          The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Company’s commitments to extend credit and to provide letters of credit amounted to $206.5 million, $183.6 million, and $188.4, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
          Capital Expenditures and Commitments
          The Company has no capital commitments as of September 30, 2010.
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
          The Company is liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets. Therefore, an increase in market rates of interest could negatively impact net interest income. Conversely, a declining interest rate environment may positively impact net interest income.
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
          The results of the simulation model at September 30, 2010, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience a decrease in net interest income of approximately $453,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $610,000 over the next 12 months. While we believe that these results are reasonable for a liability sensitive company, we also believe that they are magnified due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates. These floors also decrease the positive impact of an increase in interest rates as many loans are priced above their floors.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2010, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting
          There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
          For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors have not materially changed as of September 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          (a)-(b) Not applicable
          (c) There were no stock repurchases by the Company during the third quarter of 2010.
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

NORTHRIM BANCORP, INC.
November 8, 2010	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

November 8, 2010	By	/s/ Joseph M Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)