Form 10-K
period 2010-12-31
NORTHRIM BANCORP INC
filed 2011-03-15
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-33501

Northrim Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Alaska (State of Incorporation)	92-0175752 (I.R.S. Employer Identification No.)
3111 C Street,
Anchorage, Alaska 99503
(Address of principal executive offices) (Zip Code)

(907) 562-0062
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $94,761,114.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,429,476 shares of Common Stock, $1.00 par value, as of March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 19, 2011, is incorporated by reference into Part III of this Form 10-K.

Northrim BanCorp, Inc.
Annual Report on Form 10-K
December 31, 2010

i

Part I

Item 1.	Business

The disclosures in this Item are qualified by the “Risk Factors” set forth in Item 1A, and the section entitled “Note Regarding Forward-Looking Statements” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, and any other cautionary statements contained or incorporated by reference herein.

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

Subsidiaries

The Company has four wholly-owned subsidiaries:

•	Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. The Bank has ten branch locations; seven in Anchorage, one in Fairbanks, and one each in Eagle River and Wasilla. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•	Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s 48% equity interest in Elliott Cove Capital Management LLC, (“Elliott Cove”), an investment advisory services company. In the first quarter of 2006, through NISC, we purchased a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington;

•	Northrim Capital Trust 1 (“NCT1”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company; and

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.

The Bank has two wholly-owned subsidiaries:

•	Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company LLC (“RML”). The predecessor of RML, Residential Mortgage LLC, was formed in 1998 and has offices throughout Alaska. RML also operates in real estate markets in the states of Washington and South Carolina through joint ventures. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans; and

•	Northrim Building LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

Segments

The Company’s major line of business is commercial banking. Management has determined that the Company operates as a single operating segment based on accounting principles generally accepted in the United States (“GAAP”). Measures of the Company’s revenues, profit or loss, and total assets are included in this report in Item 8, “Financial Statements and Supplementary Data”, and incorporated herein by reference.

Overview and Business Strategy

We have grown to be the fourth largest commercial bank in Alaska and the third largest in Anchorage in terms of deposits, with $892.1 million in total deposits and $1.1 billion in total assets at December 31, 2010. Through our 10 branches, we are accessible to approximately 70% of the Alaska population.

•	Anchorage: We have two major financial centers in Anchorage, four smaller branches, and one supermarket branch. We continue to explore future branching opportunities in this market.

•	Fairbanks: We opened our financial center in Fairbanks, Alaska’s second largest city, in mid-1996. This branch has given us a strong foothold in Interior Alaska, and management believes that there is significant potential to increase our share of that market. In the second quarter of 2008, we opened another branch in Fairbanks that is located within a large newly developed retail area. In the third quarter of 2010, we consolidated the operations of our Fairbanks branches into the facility that was completed in 2008.

•	Eagle River: We also serve Eagle River, a community outside of Anchorage. In January of 2002, we moved from a supermarket branch into a full-service branch to provide a higher level of service to this growing market.

•	Wasilla: Wasilla is a rapidly growing market in the Matanuska Valley outside of Anchorage where we completed construction of a new financial center in December of 2002 and moved from our supermarket branch and loan production office into this new facility.

One of our major objectives is to increase our market share in Anchorage, Fairbanks, and the Matanuska Valley, Alaska’s three largest urban areas. We estimate that we hold a 17% share of the commercial bank deposit market in Anchorage, 8% share of the Fairbanks market, and a 10% share of the Matanuska Valley market as of June 30, 2010. Our success will depend on our ability to manage our credit risks and control our costs while providing competitive products and services. To achieve our objectives, we are pursuing the following business strategies:

•	Pursuing Strategic Opportunities for Additional Growth: We expect to seek opportunities to further our growth while maintaining a high level of credit quality. We plan to affect our growth strategy through a combination of growth at existing branch locations, new branch openings, primarily in Anchorage, Wasilla and Fairbanks, and strategic banking and non-banking acquisitions in the future. We believe that our Bank of America branch acquisition in 1999 significantly strengthened our local market position and enabled us to further capitalize on expansion opportunities resulting from the demand for a locally based banking institution providing a high level of service. Not only did the acquisition increase our size, number of branch offices, and lending capacity, but it also expanded our consumer lending, further diversifying our loan portfolio. Although to a lesser degree than the Bank of America branch acquisition, we believe that our October 2007 acquisition of Alaska First Bank & Trust, N.A. also strengthened our position in the Anchorage market. We expect to continue seeking similar opportunities to further our growth and increase our market share in the areas we serve.

•	Improving Credit Quality: In 2007, we formed a Quality Assurance department to provide independent, detailed financial analysis of our largest, most complex loans. In addition, this department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them. In 2011, we plan to continue with these initiatives. In addition, we will continue to devote resources towards the reduction of our nonperforming assets and substandard loans.

•	Providing Customer First Service: We believe that we provide a high level of customer service. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. To achieve this objective, our management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. We had 268 full-time equivalent employees at December 31, 2010. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.

•	High Performance Checking: In the first part of 2005, we launched our High Performance Checking (“HPC”) product consisting of several consumer checking accounts tailored to the needs of specific segments of our market, including a totally free checking product. We supported the new products with a targeted marketing program and extensive branch sales promotions. Through the concentrated efforts of our branch employees, we increased the number of our deposit accounts and the balances in them. In the fourth quarter of 2006, we introduced HPC for our business checking accounts. In 2007 through 2010, we continued to market the HPC products through a targeted mailing program and branch promotions, which helped us to increase the number of these accounts. In 2011, we plan to continue to support the HPC consumer and business checking products.

•	Emphasizing Business and Professional Lending: We endeavor to provide commercial lending products and services, and to emphasize relationship banking with businesses and professional individuals. Management believes that our focus on providing financial services to businesses and professional individuals has increased and may continue to increase lending and core deposit volumes.

•	Providing Competitive and Responsive Real Estate Lending: We are a significant land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets. We believe that our willingness to provide these services in a professional and responsive manner has contributed significantly to our growth. Because of our relatively small size, our experienced senior management can be more involved with serving customers and making credit decisions, allowing us to compete more favorably for lending relationships. In 2011, we will continue to make a substantial effort to decrease our loans measured for impairment and other real estate owned (“OREO”), many of which consist of residential construction and land development loans. As a result of these efforts and continued projected slowness in the residential real estate market, we expect our loan balances in the residential construction sector to remain stable in 2011.

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

Lending Services: We are an active lender with an emphasis on commercial and real estate lending. We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska Valley (near Anchorage). See “Loans” In Item 7 of this report.

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

Elliott Cove Capital Management LLC

As of December 31, 2010, we owned a 48% equity interest in Elliott Cove, an investment advisory services company, through our wholly - owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had operating losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides Elliott Cove with a line of credit that has a committed amount of $750,000 and an outstanding balance of $542,000 as of December 31, 2010.

As of March 14, 2011, there are four Northrim Bank employees who are licensed as Investment Advisor Representatives and actively selling the Elliott Cove investment products. We plan to continue to use the Elliott Cove products to strengthen our existing customer relationships and bring new customers into the Bank.

Northrim Funding Services

In the third quarter of 2004, we formed NFS as a division of the Bank. NFS is based in Bellevue, Washington and provides short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable. In 2011, we expect NFS to continue to penetrate these markets and increase market share in the purchased receivables business and to continue to contribute to the Company’s net income.

Alaska Economy

Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. The economy of Alaska is dependent upon the natural resources industries, in particular oil production, fishing, forest products and mining as well as tourism, government, and U.S. military spending. According to the State of Alaska Department of Revenue, approximately 87% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.

Alaska has weathered the “Great Recession” better than many other states in the nation, due largely to a natural resources based economy which continues to benefit from rising commodities and energy prices. According to the Legislative Finance Division of the State of Alaska as of August 9, 2010, Alaska has more than $12 billion in liquid reserves, a projected fiscal 2011 surplus of more than $2 billion and a Permanent Fund balance of $38.5 billion, which pays an annual dividend to every Alaskan citizen. According to a December 2010 ranking by the Sovereign Wealth Fund Institute, Alaska’s Permanent Fund ranks 11th in the world by assets among oil-funded Sovereign Wealth Funds and 19th among all sovereign wealth funds.

In 2010, employment in Alaska rose by a modest 1,900 jobs, or 0.6%, according to the preliminary report from the Alaska Department of Labor. Alaska’s unemployment rate was 8% in November 2010 as compared to 9.8% for the United States. This marks the 25th consecutive month that Alaska’s unemployment rate has been lower than the national average.

Substantially all of the Company’s operations are in the greater Anchorage, Matanuska Valley, and Fairbanks, areas of Alaska. Because of our geographic concentration, our operations and growth depend on economic conditions in Alaska, generally, and the greater Anchorage, Matanuska Valley, and Fairbanks areas in particular. A material portion of our loans at December 31, 2010, were secured by real estate located in greater Anchorage, Matanuska Valley, and Fairbanks, Alaska. Moreover, 10% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Since 2007 the Anchorage area and Fairbanks real estate markets have experienced a significant slowdown. Any further decline in real estate values in the greater Anchorage, Matanuska Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2010, $257 million, or 38%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes, and for the past 27 years, have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,281 per eligible resident in 2010 for an aggregate distribution of approximately $858 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

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

The petroleum industry plays a significant role in the economy of Alaska. Royalty payments and tax revenue related to North Slope oil fields provide 87% of the unrestricted revenue used primarily to fund state government operations according to the State of Alaska Department of Revenue. State revenues are sensitive to volatile oil prices and production levels have been in decline for 20 years; however, high oil prices have been sustained for several years now, despite the global recession. This has allowed the state government to continue to increase operating and capital budgets and add to its reserves. The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects are progressing or can potentially advance in the near term. Some of these projects include: a large diameter natural gas pipeline extending through Canada; related gas exploration at Point Thomson by Exxon and partners; exploration for new wells offshore in the Outer Continental Shelf by Shell and Conoco Phillips; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Pebble and Donlon Creek mines; and energy development in the National Petroleum

Reserve Alaska. Because of their size, each of these projects faces tremendous challenges. Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance. If none of these projects moves forward in the next ten years, then state revenues will decline with falling oil production from older fields on the North Slope. The decline in state revenues will likely have a negative effect on Alaska’s economy.

Progress on these issues is critical to Alaska’s economy. Exxon’s development plan entails spending a total of $1.3 billion in the state in six years on Point Thomson. Much of this money will be spent on local oil field service companies. This gas field would also help the prospects of the natural gas pipeline project. It is estimated to have 9 trillion cubic feet of natural gas reserves and smaller amounts of oil. Success on this field could impact the development of other fields on the North Slope. They are needed together to produce the volume of gas required to reach a profitable economies of scale that can overcome the high production and transportation costs to bring this energy thousands of miles to market.

Tourism is another major employment sector of the Alaska economy. In 2010, according to the Alaska Travel Industry Association (“ATIA”), several cruise lines chose to deploy ships out of Alaska waters for the 2010 summer season which negatively impacted Alaska. However, the ATIA has recently reported that visitor numbers in 2010 increased slightly over 2009, and that increased tourism advertising is planned for 2011.

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

In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. At June 30, 2010, the date of the most recently available information, we had approximately a 17% share of the Anchorage commercial bank deposits, approximately 8% in Fairbanks, and 10% in the Matanuska Valley.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2010, the most recent date for which comparative deposit information is available.

	Number of		Market Share of
Financial Institution	Branches	Total Deposits	Deposits

	(Dollars in Thousands)

Northrim Bank	8 (1)	$728,841	17%
Wells Fargo Bank Alaska	14	1,990,627	46%
First National Bank Alaska	10	924,999	21%
Key Bank	4	695,568	16%

Total	36	$4,340,035	100%

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

The Company’s earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts. For example, these include limitations on the ability of Northrim Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2010, that the Company and Northrim Bank met all capital adequacy requirements for a “well-capitalized” institution.

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

Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2011, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities). As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2010 and 2009, which explains most of the difference in the capital ratios for the two entities.

Northrim Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that certain “well-capitalized” banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

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

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among other things, the USA PATRIOT Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA PATRIOT Act as in effect on December 31, 2010.

On October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). Among other things, the Stabilization Act temporarily increased the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including the Bank, from $100,000 to $250,000. This coverage was permanently increased effective in July 2010.

On October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing transaction accounts at FDIC insured institutions. The Company elected to participate in this program as it pertains to the 100% guarantee of non-interest bearing transaction accounts by the FDIC. Banks participating in the transaction account guarantee program are required to pay an additional 10 basis points in insurance fees on the amounts guaranteed by the program. This transaction account guarantee program is scheduled to expire on January 1, 2013. The Company elected not to participate in the part of the program that guarantees newly-issued senior unsecured debt.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

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

The SEC maintains a Website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

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

We operate in a highly regulated environment and changes of or increases in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal or state legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010. Among other provisions, the new legislation creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, will lead to new capital requirements from federal banking agencies, places new limits on electronic debt card interchange fees, and will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are expected to increase the overall costs of regulatory compliance and limit certain sources of revenue.

Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary, and fiscal initiatives which have been and may be enacted on the financial markets and on the Company. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We may be adversely impacted by the unprecedented volatility in the financial markets.

Dramatic declines in the national housing market in 2008 and 2009, with falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate. Similarly, declining real estate values can adversely impact the carrying value of real estate secured loans. The downturn in the economy, the slowdown in the real estate market, and declines in some real estate values had a direct and adverse effect on our financial condition and results of operations in 2008 and 2009. While we experienced some stabilization in the economy in 2010, we do not expect that the difficult conditions in the financial markets are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face continued increased regulation of our industry, including as a result of the Stabilization Act and Dodd Frank legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We have been required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Declines in the residential housing market would have a negative impact on our residential housing market income.

The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In 2011, the Company expects that its revenues from the residential housing market in the form of interest income and fees on loans and earnings from RML will be lower than 2010 because of a decline in refinance activity at RML and a flat residential housing market; however, declines in these areas may have a material adverse effect on our financial condition through a decline in interest income and fees.

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

Approximately 71% of the Bank’s loan portfolio at December 31, 2010 consisted of loans secured by commercial and residential real estate located in Alaska. In recent years the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans. During 2008, we experienced a significant increase in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. Although non-performing assets decreased from December 31, 2008 to December 31, 2010, we will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

Further, approximately 46% of the Bank’s loan portfolio at December 31, 2010 consisted of commercial real estate loans. Nationally, delinquencies in these types of portfolios have increased significantly in recent years. While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. These trends may continue and may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business. At December 31, 2010, the Bank held $10.4 million of OREO properties, many of which relate to residential construction and land development loans. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

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

Our concentration of operations in the Anchorage, Matanuska Susitna Valley, and Fairbanks areas of Alaska makes us more sensitive to downturns in those areas.

Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks areas of Alaska. The majority of our lending has been with Alaska businesses and individuals. At December 31, 2010, approximately 71% of the Bank’s loans are secured by real estate and 29% are for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

The financial services business is intensely competitive and our success will depend on our ability to compete effectively.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally through the pricing of interest rates and loan fees and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Improvements in technology, communications, and the internet have intensified competition. As a result, our competitive position could be weakened, which could adversely affect our financial condition and results of operations.

We may be unable to attract and retain key employees and personnel.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board and Chief Executive Officer of the Company; Joseph M. Beedle, our President of Northrim Bank; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer; Steven L. Hartung, our Executive Vice President and Chief Credit Officer. While we maintain Keyman life insurance on the lives of Messrs. Langland, Beedle, Knudson, and Schierhorn in the amounts of $2.5 million, $2 million, $2.1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Beedle, Mr. Knudson, or Mr. Schierhorn with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain Keyman life insurance on the life of Mr. Hartung. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

A failure of a significant number of our borrowers, guarantors and related parties to perform in accordance with the terms of their loans would have an adverse impact on our results of operations.

A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the Allowance, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

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

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Stock Market under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At March 14, 2011, the number of shareholders of record of our common stock was 153.

The following are high and low sales prices as reported by Nasdaq. Prices do not include retail markups, markdowns or commissions.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
High	$17.20	$17.58	$17.96	$19.32
Low	$15.38	$15.48	$15.35	$16.49
2009
High	$11.70	$15.23	$15.83	$17.30
Low	$6.86	$9.65	$13.31	$14.92

In 2010 we paid cash dividends of $0.10 per share in the first and second quarters and $0.12 per share in the third and fourth quarters. In 2009 we paid cash dividends of $0.10 per share each quarter. Cash dividends totaled $2.8 million, $2.6 million, and $4.2 million in 2010, 2009, and 2008, respectively. On February 18, 2011, the Board of Directors approved payment of a $0.12 per share dividend on March 18, 2011, to shareholders of record on March 10, 2011. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. Given the fact that the Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank.

Repurchase of Securities

The Company did not repurchase any of its common stock during the fourth quarter of 2010.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2010. Additional information regarding the Company’s equity plans is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Number of Securities
	Number of Securities to be	Weighted-Average Exercise	Remaining Available for
	Issued Upon Exercise of	Price of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants and	Equity Compensation Plans
	Warrants and Rights	Rights	(Excluding Securities
Plan Category	(a)	(b)	Reflected in Column (a))

Equity compensation plans approved by security holders	351,703	$13.70	300,545

Total	351,703	$13.70	300,545

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2005, and ending December 31, 2010. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $500 million to $1 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2005, and that all dividends were reinvested.

Total Return Performance

	Period Ending

Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Northrim BanCorp, Inc.	100.00	121.42	104.43	52.43	88.55	103.99
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

Item 6.	Selected Financial Data

	2010	2009	2008	2007	2006

	Unaudited
	(In Thousands Except Per Share Amounts)

Net interest income	$44,213	$46,421	$45,814	$49,830	$47,522
Provision for loan losses	5,583	7,066	7,199	5,513	2,564
Other operating income	12,377	13,084	11,354	9,844	7,766
Other operating expense	37,624	41,357	40,394	34,953	31,476

Income before income taxes	13,383	11,082	9,575	19,208	21,248
Income taxes	3,918	2,967	3,122	7,260	7,978

Net Income	9,465	8,115	6,453	11,948	13,270
Less: Net income attributable to noncontrolling interest	399	388	370	290	296

Net income attributable to Northrim Bancorp	$9,066	$7,727	$6,083	$11,658	$12,974

Earnings per share:
Basic	$1.42	$1.22	$0.96	$1.82	$2.02
Diluted	1.40	1.20	0.95	1.80	1.99
Cash dividends per share	0.44	0.40	0.66	0.57	0.45
Assets	$1,054,529	$1,003,029	$1,006,392	$1,014,714	$925,620
Portfolio loans	671,812	655,039	711,286	714,801	717,056
Deposits	892,136	853,108	843,252	867,376	794,904
Long-term debt	4,766	4,897	15,986	1,774	2,174
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders’ equity	117,122	111,020	104,648	101,391	95,418
Book value per share	$18.21	$17.42	$16.53	$16.09	$15.61
Tangible book value per share	$16.86	$16.01	$15.06	$14.51	$14.48
Net interest margin (tax equivalent)(1)	4.92%	5.33%	5.26%	5.89%	5.89%
Efficiency ratio(2)	65.96%	68.96%	70.05%	58.01%	56.06%
Return on assets	0.90%	0.79%	0.62%	1.24%	1.46%
Return on equity	7.87%	7.08%	5.85%	11.70%	14.45%
Equity/assets	11.11%	11.07%	10.40%	10.00%	10.31%
Dividend payout ratio	31.41%	33.18%	68.93%	30.54%	21.43%
Nonperforming loans/portfolio loans	1.70%	2.67%	3.66%	1.59%	0.92%
Net charge-offs/average loans	0.66%	1.00%	0.86%	0.86%	0.16%
Allowance for loan losses/portfolio loans	2.14%	2.00%	1.81%	1.64%	1.69%
Nonperforming assets/assets	2.07%	3.47%	3.84%	1.56%	0.79%
Tax rate	29%	27%	34%	38%	38%
Number of banking offices	10	11	11	10	10
Number of employees (FTE)	268	295	290	302	277

(1)	Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2010 and 2009.

(2)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortiztion (see definition in table below), which is not defined in accounting principles generally accepted in the United States (“GAAP”). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterest expense is adjusted for intangible asset amortization. For additional information see the “Noninterest Expense” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (1)

Years Ended December 31,	2010	2009	2008	2007	2006

	(In Thousands)

Net interest income(2)	$44,213	$46,421	$45,814	$49,830	$47,522
Noninterest income	12,377	13,084	11,354	9,844	7,766
Noninterest expense	37,624	41,357	40,394	34,953	31,476
Less intangible asset amortization	299	323	347	337	482

Adjusted noninterest expense	$37,325	$41,034	$40,047	$34,616	$30,994

Efficiency ratio	65.96%	68.96%	70.05%	58.01%	56.06%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)	Amount represents net interest income before provision for loan losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2010, 2009, and 2008 included elsewhere in this report.

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

Executive Overview

•	The Company’s net income increased 17% to $9.1 million, or $1.40 per diluted share, for the year ended December 31, 2010 from $7.7 million, or $1.20 per diluted share, for the year ended December 31, 2009, reflecting continuing improvement in credit quality, increased gains from sales of other real estate owned (OREO), and lower expenses.

•	Our provision for loan losses in 2010 decreased by $1.5 million, or 21%, to $5.6 million from $7.1 million in 2009 as our net charge-offs decreased from $6.9 million in 2009 to $4.3 million in 2010. In addition our nonperforming loans at December 31, 2010 decreased by $6.1 million, or 35%, from $17.5 million at December 31, 2009 to $11.4 million.

•	Other operating expenses decreased $3.7 million, or 9% in 2010 to $37.6 million from $41.3 million in 2009 primarily due to decreased expenses related to other real estate owned and increased gains on sale and rental income from other real estate owned. The gains on sale and rental income generated from other real estate owned are included as negative expense items in the non-interest expense section of the Consolidated Statement of Income.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 14.08% at December 31, 2010 as compared to 13.98% a year ago. The Company’s tangible common equity to tangible assets at year end 2010 was 10.36%, up from 10.26% at year end 2009.

•	Nonperforming assets were reduced 37% year-over-year to $21.8 million at December 31, 2010 or 2.07% of total assets, compared to $34.8 million or 3.47% of total assets at December 31, 2009.

•	The allowance for loan losses (“Allowance”) totaled 2.14% of total portfolio loans at December 31, 2010, compared to 2.00% at December 31, 2009. The Allowance to nonperforming loans also increased to 126.21% at December 31, 2010 from 74.94% at December 31, 2009.

•	The cash dividend paid on December 17, 2010, rose 20% to $0.12 per diluted share from $0.10 per diluted share paid in the fourth quarter of 2009.

The Company’s total assets grew 5% to $1.1 billion at December 31, 2010 from $1.0 billion at December 31, 2009, with an increase in overnight and portfolio investments offsetting reductions in other real estate owned and relatively flat loan growth. While loans increased 3% at December 31, 2010, average loans were down 6% year over year at $646.7 million for 2010, reflecting soft demand in the commercial lending market in Alaska.

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

Allowance for loan losses: The Company maintains an Allowance to reflect inherent losses from its loan portfolio as of the balance sheet date. In determining its total Allowance, the Company first estimates a specific allocated allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan that is collateral dependent, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.

The Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors. The Company has identified the following segments and classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance. The Company first disaggregates the overall loan portfolio in the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss. After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average three year loss history for each segment and class. This general reserve is then adjusted for qualitative factors, by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

Finally, the Company assesses the overall adequacy of the Allowance based on several factors including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component or in the specific impairment component of the Allowance and acknowledges the inherent imprecision of all loss prediction models.

The unallocated portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance. Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.

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

Goodwill and other intangibles: Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited either on a straight-line basis or on an accelerated basis depending on the nature of the intangible. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or at an interim date if events or circumstances indicate a potential impairment. Goodwill impairment testing is performed at the reporting unit level. The Company has only one reporting unit.

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

At December 31, 2010, the Company performed its annual impairment test and concluded that no potential impairment existed at that time. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2011 for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.

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

Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties. Significant inputs into this estimate include estimated costs to complete projects as well as our assessment of current market conditions.

Results of Operations

Net Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through service charges and fees, sales of employee benefit plans, purchased receivables products, electronic banking income, and earnings from our mortgage affiliate. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, insurance expense, expenses related to OREO, marketing, and professional and outside services. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

We earned net income of $9.1 million in 2010, compared to net income of $7.7 million in 2009, and $6.1 million in 2008. During these periods, net income per diluted share was $1.40, $1.20, and $0.95, respectively. The increase in 2010 was due to decreases in other operating expenses and the provision for loan losses of $3.7 million and $1.5 million, respectively. These decreases were partially offset by decreases in net interest income and other operating income of $2.2 million and $681,000, respectively, as well as an increase in the provision for income taxes of $951,000.

Net Interest Income

Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings. Net interest income in 2010 was $44.2 million, compared to $46.4 million in 2009 and $45.8 million in 2008. The decrease in 2010 was primarily due to lower average loan balances, coupled with a slightly lower yield on loans in 2010 as compared to 2009 which was only partially offset by decreased interest expense from lower average interest rates on both deposits and borrowings. The slight increase in 2009 was the result of decreased interest expense over and above the decrease in interest income as compared to 2008 which was largely due to decreases in interest rates.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2010, 2009, and 2008, average interest-earning assets were $904.2 million, $876.1 million, and $876.9 million, respectively. During these same periods, net interest margins were 4.89%, 5.30%, and 5.22%, respectively, which reflects the changes in our balance sheet mix. Our average yield on interest-earning assets was 5.50% in 2010, 6.11% in 2009, and 6.81% in 2008, while the average cost of interest-bearing liabilities was 0.88% in 2010, 1.14% in 2009, and 2.11% in 2008.

Our net interest margin decreased in 2010 from 2009 mainly due to the fact that in 2010, the mix of average interest-earning assets included lower average loan balances and higher average balances in securities and short term investments as compared to 2009. Loans have a significantly higher yield than securities and short term investments, so the shift in average balances in these asset categories significantly impacts the overall yield on interest-earnings assets. Net interest margin increased in 2009 from 2008 mainly due to the fact that the cost of interest-bearing liabilities decreased by 97 basis points while the yield on interest-earning assets decreased by 70 basis points. This decrease was further amplified due to the decrease in the average balance of our interest-bearing deposits in 2009 as compared to 2008.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years Ended December 31,	2010			2009			2008

	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid(1)	rate	balance	paid(1)	rate	balance	paid(1)	rate

				(In Thousands)

Assets:
Loans(2)	$646,677	$44,926	6.95%	$688,347	$48,830	7.09%	$702,117	$53,287	7.59%
Securities	187,155	4,594	2.45%	144,713	4,499	3.11%	134,705	5,493	4.08%
Short term investments	70,336	178	0.25%	43,041	161	0.37%	40,082	936	2.34%

Total interest-earning assets	904,168	49,698	5.50%	876,101	53,490	6.11%	876,904	59,716	6.81%
Noninterest-earning assets	106,398			105,578			108,140

Total assets	$1,010,566			$981,679			$985,044

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$125,360	$176	0.14%	$115,065	$170	0.15%	$97,171	$578	0.59%
Money market accounts	132,264	673	0.51%	127,651	740	0.58%	187,779	3,306	1.76%
Savings accounts	183,636	1,120	0.61%	169,812	1,240	0.73%	187,225	3,444	1.84%
Certificates of deposit	147,081	2,704	1.84%	173,777	3,651	2.10%	145,153	4,851	3.34%

Total interest-bearing deposits	588,341	4,673	0.79%	586,305	5,801	0.99%	617,328	12,179	1.97%
Borrowings	34,341	812	2.36%	35,935	1,268	3.53%	41,567	1,723	4.15%

Total interest-bearing liabilities	622,682	5,485	0.88%	622,240	7,069	1.14%	658,895	13,902	2.11%
Demand deposits and other noninterest-bearing liabilities	272,645			250,342			222,247

Total liabilities	895,327			872,582			881,142
Shareholders’ equity	115,239			109,097			103,902

Total liabilities and shareholders’ equity	$1,010,566			$981,679			$985,044

Net interest income		$44,213			$46,421			$45,814

Net interest margin(3)			4.89%			5.30%			5.22%

(1)	Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totalled $2.6 million, $2.7 million and $3.1 million for 2010, 2009 and 2008, respectively.
(2)	Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loans were $13.8 million, $19.1 million, and $13.2 million in 2010, 2009 and 2008, respectively.
(3)	The net interest margin on a tax equivalent basis was 4.92%, 5.33%, and 5.26%, respectively, for 2010, 2009, and 2008.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2010 compared to 2009			2009 compared to 2008

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total

	(In Thousands)

Interest Income:
Loans	$(2,911)	$(993)	$(3,904)	$(1,029)	$(3,428)	$(4,457)
Securities	337	(243)	95	452	(1,446)	(994)
Short term investments	35	(18)	17	75	(850)	(775)

Total interest income	$(2,538)	$(1,254)	$(3,792)	$(502)	$(5,724)	$(6,226)

Interest Expense:
Deposits:
Interest-bearing demand accounts	$13	$(7)	$6	$132	$(540)	$(408)
Money market accounts	29	(95)	(67)	(829)	(1,737)	(2,566)
Savings accounts	118	(238)	(120)	(294)	(1,911)	(2,205)
Certificates of deposit	(522)	(425)	(947)	1,363	(2,562)	(1,199)

Total interest on deposits	(362)	(766)	(1,128)	372	(6,750)	(6,378)
Borrowings	(54)	(401)	(456)	(216)	(238)	(454)

Total interest expense	$(416)	$(1,168)	$(1,584)	$156	$(6,988)	$(6,832)

Provision for Loan Losses

The provision for loan losses in 2010 was $5.6 million, compared to $7.1 million in 2009 and $7.2 million in 2008. We decreased the provision for loan losses in 2010 primarily because net charge offs decreased from $6.9 million in 2009 to $4.3 million in 2010. Additionally, impaired loans decreased to $18.3 million at December 31, 2010 from $46.3 million at December 31, 2009. These decreases were partially offset in the provision for loans losses by an increase in gross loans, which grew to $671.8 million at December 31, 2010 from $655 million at December 31, 2009. We decreased the provision for loan losses slightly in 2009 due to decreases in nonperforming loans and impaired loans. Nonperforming loans decreased $8.5 million to $17.5 million at December 31, 2009 from $26 million at December 31, 2008, and impaired loans decreased by $33.4 million to $46.3 million at December 31, 2009 from $79.7 million at December 31, 2008. See the “Allowance for Loan Loss” section under “Financial Condition” for further discussion of these decreases. In addition, net loan charge-offs were 0.66%, 1% and 0.86% of average loans in 2010, 2009, and 2008, respectively. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the change in the Allowance.

Other Operating Income

Total other operating income decreased $681,000, or 5%, in 2010, after increasing $1.7 million, or 15%, in 2009. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years Ended December 31,	2010	$ Change	% Change	2009	$ Change	% Change	2008

	(In Thousands)

Other Operating Income
Deposit service charges	$2,636	$(347)	-12%	$2,983	$(300)	-9%	$3,283
Employee benefit plan income	1,900	161	9%	1,739	288	20%	1,451
Purchased receivable income	1,839	(267)	-13%	2,106	(454)	-18%	2,560
Electronic banking fees	1,758	216	14%	1,542	349	29%	1,193
Equity in earnings from RML	1,401	(948)	-40%	2,349	1,754	295%	595
Rental income	810	(40)	-5%	850	387	84%	463
Merchant credit card transaction fees	484	78	19%	406	(45)	-10%	451
Loan service fees	401	(107)	-21%	508	32	7%	476
Equity in loss from Elliott Cove	(1)	114	-99%	(115)	(9)	8%	(106)
Other income	500	4	1%	496	(346)	-41%	842

Operating sources	11,728	(1,136)	-9%	12,864	1,656	15%	11,208
Gain on sale of securities available for sale, net	649	429	195%	220	74	51%	146

Other sources	649	429	195%	$220	74	51%	146

Total other operating income	$12,377	$(707)	-5%	$13,084	$1,730	15%	$11,354

2010 Compared to 2009

Other operating income decreased in 2010 primarily due to the decreases in earnings from RML, deposit service charges, and purchased receivable income. Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. Earnings from RML decreased in 2010 as refinance activity, which reached nearly record highs in 2009, began to slow. The Company expects that its income from RML will decrease in 2011 as compared to 2010 as the refinance activity continues to decrease. Deposit service charges decreased in 2010 because of decreases in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2010 as compared to 2009. The Company expects continued decreases in deposit services charges in 2011 due to recent changes in regulations that restrict the Company’s ability to assess service charges on point-of-sale transactions unless its customers request this service. This legislation was effective starting in the third quarter of 2010. Lastly, although year end purchased receivable balances in 2010 exceed those of 2009, income from the Company’s purchased receivable products decreased in 2010 due to decreases in the average purchased receivable balances outstanding during the year. The Company expects the income level from this product to increase as the Company adds new customers in this line of business.

The decreases in other operating income noted above were partially offset by increases in net gains on the sale of securities available for sale, electronic banking fees, and employee benefit plan income. The increase in the Company’s electronic banking fees in 2010 resulted from additional fees collected from increased point-of-sale transactions. Point-of-sale fees have increased as overall usage of this type of transaction has increased. The Company expects income from electronic banking fees to decrease in the future due to restrictions on point-of-sale revenues contained in the recently passed Dodd-Frank Act. Finally, the Company owns 50.1% of NBG through its wholly-owned subsidiary NCIC. As such, the Company consolidates the balance sheet and income statement of NBG into its financial statements. The increase in income from employee benefit plan income from NBG in 2010 is a reflection of NBG’s ability to continue to provide additional products and services to an increasing client base. We expect employee benefit plan income from NBG to continue to increase as NBG’s business continues to grow.

2009 Compared to 2008

Other operating income increased in 2009 primarily due to increased earnings from RML. As noted above, earnings from RML have fluctuated with activity in the housing market, and 2009 marked a near record year for refinance activity in the Anchorage area. Other significant increases in other operating income in 2009 included increased rental income and electronic banking fees. The increase in rental income was the result of the purchase of the Company’s main office facility through NBL in July 2008. Similar to 2010, increased electronic banking fees resulted from an increase in point-of-sale transactions in 2009 as compared to the prior year.

The increases in other income in 2009 noted above were partially offset by decreases in service charge income, purchased receivable income, and other income. The decrease in service charge income in 2009 was primarily the result of a decrease in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2009. Purchased receivable income decreased in 2009 primarily due to the fact that in the second quarter of 2009, two of the Company’s purchased receivable customers sold all or a portion of their businesses and used those proceeds to repay substantially all of their purchased receivable balances. Other income decreased in 2009 as a result of decreases in the Company’s commissions from the sale of Elliott Cove products and losses incurred by the Company’s affiliate PWA.

Other Operating Expense

Other operating expense decreased $3.7 million, or 9%, in 2010, and increased $963,000, or 2%, in 2009. The following table breaks out the other operating expense categories:

Years Ended December 31,	2010	$ Change	% Change	2009	$ Change	% Change	2008

	(In Thousands)

Other Operating Expense
Salaries and other personnel expense	$21,637	$(537)	-2%	$22,174	$1,178	6%	$20,996
Occupancy	3,704	17	0%	3,687	288	8%	3,399
Insurance expense	1,902	(813)	-30%	2,715	936	53%	1,779
Marketing	1,782	465	35%	1,317	(241)	-15%	1,558
Professional and outside services	1,315	(483)	-27%	1,798	(60)	-3%	1,858
Equipment	1,116	(102)	-8%	1,218	(15)	-1%	1,233
Software expense	741	(78)	-10%	819	(20)	-2%	839
Amortization of low income housing tax investments	861	79	10%	782	83	12%	699
Internet banking expense	622	64	11%	558	46	9%	512
Impairment on purchased receivables, net	402	236	142%	166	(27)	-14%	193
Intangible asset amortization	299	(24)	-7%	323	(24)	-7%	347
OREO expense, net rental income and gains on sale:
OREO operating expense	882	109	14%	773	172	29%	601
Impairment on OREO	246	(579)	-70%	825	(1,133)	-58%	1,958
Rental income on OREO	(610)	(584)	2246%	(26)	(25)	2500%	(1)
Gains on sale of OREO	(1,663)	(1,210)	267%	(453)	(408)	907%	(45)

Subtotal	(1,145)	(2,264)	-202%	1,119	(1,394)	-55%	2,513
Prepayment penalty on long term debt	-	(718)	-100%	718	718	NA	—
Other expenses	4,388	425	11%	3,963	(505)	-11%	4,468

Total other operating expense	$37,624	$(3,733)	-9%	$41,357	$963	2%	$40,394

2010 Compared to 2009

Other operating expense decreased in 2010 primarily due to decreased net costs related to OREO properties, and decreased insurance expense, prepayment penalties for long term debt, salaries and other personnel expenses, and professional and outside services. Gains on the sale of OREO increased significantly in 2010 due to an increase in overall sales activity and $422,000 in previously deferred gain that was recognized in 2010 related to one commercial property that was sold in 2007. Rental income on OREO also increased significantly in 2010 as the result of the transfer of a large condominium development into OREO in December 2009. Impairment expense on OREO decreased significantly in 2010. Impairment charges arise from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and overall market conditions in the Anchorage, Matanuska-Susitna Valley, and Fairbanks markets. Insurance expense decreased in 2010 mainly due to decreased FDIC insurance premiums that was primarily the result of the one time special assessment that the Company incurred in the second quarter of 2009, as well as a decrease in the rate assessed on the Company in 2010. Prepayment penalties on long term debt decreased in 2010 because the Company did not prepay any debt in 2010. Salaries and other personnel expense decreased in 2010 primarily due to a decrease in the Company’s workforce. Additionally, stock-based compensation expense decreased in 2010 due to decreases in the number of stock options vested in 2010 as compared to 2009. Lastly, professional and outside services decreased in 2010 due to decreases in audit and accounting consulting fees.

The decreases in operating expenses were partially offset by increases in marketing expense and in other expenses. Marketing costs increased in 2010 due to increases in advertising expenses and charitable contributions. Other expenses increased due to increased hardware costs related to the Company’s telephone system, the reserve for unfunded commitments, operational losses, and losses on the sale of repossessed assets.

2009 Compared to 2008

Other operating expenses increased in 2009 primarily due to increased salaries and other personnel expenses, insurance expense, and prepayment penalties on long term debt. Salaries and other personnel expense increased in 2009 as a result of an increase in deferred compensation expense as the Company’s liability under this plan increased due to market increases on plan assets. The Company incurs a liability to pay deferred compensation according to the level of assets held in variable annuity life insurance plans on certain key executives. As the value of these assets increased in 2009, the Company’s liability and expenses for that plan also increased during the year. Additionally, group medical and dental costs increased in 2009 due to increased medical claims. Lastly, stock-based compensation expense increased in 2009 due to increases in the weighted average fair values for restricted stock units. Insurance expense increased in 2009, as noted above, primarily due to the increase in FDIC insurance expense, which was partially offset by a decrease in Keyman insurance expense that arose from increases in the cash surrender value of assets held under the Company’s policies. Finally, the Company incurred a prepayment penalty when it paid off two long term borrowings from the Federal Home Loan Bank of Seattle totaling $9.9 million in September of 2009. The borrowing had an average remaining life of over 8 years. There were no early payoffs of borrowings in 2010 or 2008. See the “Borrowings” section under “Liabilities” below for further discussion of the payoff of long term debit in 2009.

The increases in other operating expenses were partially offset by net costs related to OREO and other expenses. Net costs related to OREO decreased primarily due to the decrease in impairment on OREO in 2009 as compared to 2008. Additionally, gains on the sale of OREO in 2009 increased due to an increase in sales volume. Other expenses decreased in 2009 primarily due to decreased costs related to taxes, insurance, and other loan collateral expenses associated with the loan collection process. Additionally, ATM and debit card processing expenses decreased as compared to 2008.

Income Taxes

The provision for income taxes increased $951,000, or 32%, to $3.9 million in 2010. This increase is due primarily to the 21% increase in income before income taxes. Additionally, the effective tax rate increased to 29% in 2010 from 27% in 2009. This increase is the result of a decrease in tax exempt income on investments and tax credits relative to the level of taxable income. The provision for income taxes decreased $155,000, or less than 1%, to $3.0 million in 2009. The effective tax rate for 2009 decreased to 27% in 2009 from 33% in 2008. The decrease in the tax rate for 2009 was primarily due to increased tax exempt income on investments and tax credits relative to the level of taxable income.

Financial Condition

Investment Securities Portfolio

Our investment portfolio consists primarily of government sponsored entity securities, corporate bonds, and municipal securities. Investment securities totaled $222.1 million at December 31, 2010, reflecting an increase of $34.7 million, or 19%, from year-end 2009 as our deposits have continued to increase while loan demands remains relatively flat. The average maturity of the investment portfolio was approximately two years at December 31, 2010.

The composition our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits.

Our investment portfolio is divided into two classes: securities available for sale and securities held to maturity. Available for sale securities are carried at fair value with any unrealized gains or losses reflected as an adjustment to shareholders’ equity. Securities held to maturity are carried at amortized cost. Investment securities designated as available for sale comprised 96% of the portfolio and are available to meet liquidity requirements.

Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2010 and 2009, $26.2 million and $17.7 million in securities were pledged for deposits and borrowings, respectively.

Pledged securities increased at December 31, 2010 as compared to December 31, 2009 because the Company had higher balances in securities sold under repurchase agreements, which are secured by pledged securities, at December 31, 2010.

The following tables set forth the composition of our investment portfolio at the dates indicated:

	Amortized
December 31,	Cost	Fair Value

	(In thousands)

Securities Available for Sale:
2010:
U.S. Treasury & government sponsored entities	$164,604	$164,685
Muncipal Securities	9,503	9,624
U.S. Agency Mortgage-backed Securities	71	73
Corporate Bonds	38,732	39,628

Total	$212,910	$214,010

2009:
U.S. Treasury & government sponsored entities	$141,371	$142,000
Muncipal Securities	6,184	6,270
U.S. Agency Mortgage-backed Securities	85	87
Corporate Bonds	28,242	29,802

Total	$175,882	$178,159

2008:
U.S. Treasury & government sponsored entities	$110,882	$112,584
Muncipal Securities	5,054	4,881
U.S. Agency Mortgage-backed Securities	345	361
Corporate Bonds	23,203	23,184

Total	$139,484	$141,010

Securities Held to Maturity:
2010:
Municipal Securities	$6,125	$6,286

Total	$6,125	$6,286

2009:
Municipal Securities	$7,285	$7,516

Total	$7,285	$7,516

2008:
Municipal Securities	$9,431	$9,502

Total	$9,431	$9,502

For the periods ending December 31, 2010 and 2009, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each year. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2010, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the twelve-month period ending December 31, 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2010:

	Maturity

	Within			Over
	1 Year	1-5 Years	5-10 Years	10 Years	Total

	(In Thousands)

Securities Available for Sale:
U.S. Treasury & government sponsored entities
Balance	$32,124	$132,561	$—	$—	$164,685
Weighted Average Yield	2.50%	0.93%	0.00%	0.00%	1.24%
Municipal Securities
Balance	—	3,108	4,309	2,207	9,624
Weighted Average Yield	0.00%	2.33%	4.32%	4.75%	3.77%
U.S. Agency Mortgage-backed Securities
Balance	—	—	73	—	73
Weighted Average Yield	0.00%	0.00%	4.45%	0.00%	4.45%
Corporate Bonds
Balance	10,109	14,929	14,590	—	39,628
Weighted Average Yield	5.18%	2.67%	2.17%	0.00%	3.13%
Total
Balance	42,233	150,598	18,972	2,207	214,010
Weighted Average Yield	3.14%	1.13%	2.66%	4.75%	1.70%
Securities Held to Maturity:
Municipal Securities
Balance	$2,325	$1,532	$2,429	$—	$6,286
Weighted Average Yield	3.84%	4.15%	4.16%	0.00%	4.04%

At December 31, 2010, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Loans

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

All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $21 million at December 31, 2010. At December 31, 2010, the Company had four relationships whose total direct and indirect commitments exceeded $21 million; however, no individual direct relationship exceeded the limit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

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

Loans increased to $671.8 million at December 31, 2010, compared to $655 million at December 31, 2009, and $711.3 million December 31, 2008. Though average loan balances for 2010 decreased from 2009, generally year end loan volumes were either up or consistent with 2009 across all categories. Total loans represented 64% and 65% of total assets at December 31, 2010 and 2009, respectively.

The following table sets forth at the dates indicated our loan portfolio composition by type of loan, excluding loans held for sale:

December 31,	2010		2009		2008		2007		2006

		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total

	(In Thousands)

Commercial loans	$256,971	38.25%	$248,205	37.89%	$293,249	41.23%	$284,956	39.87%	$287,281	40.06%
Real estate loans:
Construction	62,620	9.32%	62,573	9.55%	100,438	14.12%	138,070	19.32%	153,059	21.35%
Real estate term	312,128	46.46%	301,816	46.08%	268,864	37.80%	243,245	34.03%	237,599	33.14%
Home equity lines and other consumer	43,264	6.44%	45,243	6.91%	51,447	7.23%	51,274	7.17%	42,140	5.88%

Total	674,983	100.47%	657,837	100.43%	713,998	100.39%	717,545	100.38%	720,079	100.42%
Less:
Unearned loan fees net of origination costs	(3,171)	-0.47%	(2,798)	-0.43%	(2,712)	-0.39%	(2,744)	-0.38%	(3,023)	-0.42%

Net loans	$671,812	100.00%	$655,039	100.00%	$711,286	100.00%	$714,801	100.00%	$717,056	100.00%

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 38% of our total loans outstanding as of December 31, 2010 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin. The majority of these loans reprice to an index based upon the prime rate of interest. In 2008, the Company began to implement floors in its loans as they were originated or renewed during the year.

Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2010, our commercial real estate loans were $312.1 million, or 46% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 67% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, and 7% reset on either a daily or monthly basis. The indices for these loans have historically been prime or the respective Treasury rate. In 2008, the Company began to use the interest rates of the Federal Home Loan Bank of Seattle as an additional index. In addition, the Company began to implement floors in its interest rates for loans originated or renewed during the year.

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

Construction Loans: We provide construction lending for commercial real estate projects. Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender. Additionally, we provide land development and residential subdivision construction loans. We originate one-to-four-family residential and condominium construction loans to builders for construction of homes.

The Company’s construction loans remained consistent in 2010 and 2009 at $62.6 million, down from $100.4 million in 2008 due to the continued decrease in new construction activity. The Company expects continued slowness in residential construction in 2011 and a decrease in its construction loan balances due in part to several commercial real estate construction loans that are expected to convert to term real estate loans once construction is complete in 2011. However, due to its efforts to maintain market share, it expects its construction loan totals to remain constant in 2011.

Home Equity Lines and Other Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.

Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2010:

	Maturity

	Within		Over
	1 Year	1-5 Years	5 Years	Total

	(In Thousands)

Commercial	$104,722	$102,984	$49,265	$256,971
Construction	49,855	221	12,544	62,620
Real estate term	33,246	72,111	206,771	312,128
Home equity lines and other consumer	1,203	8,733	33,328	43,264

Total	$189,026	$184,049	$301,908	$674,983

Fixed interest rate	$94,020	$90,309	$65,598	$249,927
Floating interest rate	95,006	93,740	236,310	425,056

Total	$189,026	$184,049	$301,908	$674,983

At December 31, 2010, 58% of the portfolio was scheduled to mature or reprice in 2011 with 36% scheduled to mature or reprice between 2012 and 2015.

Loans Held for Sale: During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. All loans purchased and sold in 2010 and 2009 were newly originated loans that did not affect nonperforming loans. The Company purchased $70.4 million and sold $64.9 million in residential loans during 2010 and recognized $23,000 in gains related to these transactions in the 2010. The Company purchased and sold $75.1 million in residential loans during 2009 and recognized $64,000 in gains related to these transactions in the 2009. There were $5.6 million in loans held for sale as of December 31, 2010 and none held at December 31, 2009.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, restructured loans, and other real estate owned. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2010	2009	2008	2007	2006

	(In Thousands)

Nonperforming loans
Nonaccrual loans	$11,414	$12,738	$20,593	$9,673	$5,176
Accruing loans past due 90 days or more	—	1,000	5,411	1,665	708
Troubled debt restructuring	—	3,754	—	—	748

Total nonperforming loans	$11,414	$17,492	$26,004	$11,338	$6,632
Real estate owned & repossessed assets	10,403	17,355	12,617	4,445	717

Total nonperforming assets	$21,817	$34,847	$38,621	$15,783	$7,349

Allowance for loan losses to portfolio loans	2.14%	2.00%	1.81%	1.64%	1.69%
Allowance for loan losses to nonperforming loans	126%	75%	50%	104%	183%
Nonperforming loans to portfolio loans	1.70%	2.67%	3.66%	1.59%	0.92%
Nonperforming assets to total assets	2.07%	3.47%	3.84%	1.56%	0.79%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $1.2 million, $1.4 million, and $1.9 million, in 2010, 2009, and 2008, respectively. There was no interest income included in net income for the years ended 2010, 2009 or 2008 related to nonaccrual loans. The Company had one relationship that represented more than 10% of nonaccrual loans as of December 31, 2010.

TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected. The Company had no loans classified as TDRs as of December 31, 2010 or December 31, 2008. At December 31, 2009 the Company had one $3.8 million loan classified as a TDR for a commercial relationship that had been restructured in the third quarter of 2009. When this loan was restructured, it was converted into two separate loans. One of the loans was charged off, and the other loan was made at market terms. The second loan returned to performing status in 2010.

Total nonperforming loans at December 31, 2010 decreased $6.1 million from December 31, 2009 and decreased $8.5 million at December 31, 2009 from December 31, 2008. The decrease in nonperforming loans at December 31, 2010 as compared to December 31, 2009 is due to a $3.8 million decrease in TDRs, a $1.3 million decrease in nonaccrual loans, and a $1 million decrease in accruing loans past due 90 days or more. The decrease in nonperforming loans at December 31, 2009 as compared to December 31, 2008 is due to a $7.9 million decrease in nonaccrual loans and a $4.4 million decrease in accruing loans past due 90 days or more.

Loans Measured for Impairment, Other Real Estate Owned and Repossessed Assets, and Potential Problem Loans: At December 31, 2010, the Company had $18.3 million in loans measured for impairment and $10.4 million in OREO and repossessed assets as compared to $46.3 million and $17.4 million at December 31, 2009, respectively. Repossessed assets of $48,000 are recorded in other assets in the Consolidated Balance Sheet.

At December 31, 2010, management had identified potential problem loans of $8.8 million as compared to potential problem loans of $17 million at December 31, 2009. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans. The $8.2 million decrease in potential problem loans at December 31, 2010 from December 31, 2009 is primarily due to the transfer of one land development project, one commercial real estate property and one commercial loan to nonaccrual status in 2010. Charge offs, pay downs, and upgrades, which were only partially offset by $2.7 million in additions in 2010, also contributed to the decrease in 2010.

At December 31, 2010 and 2009 the Company held $10.4 million and $17.4 million, respectively, as OREO and repossessed assets. At December 31, 2010, OREO and repossessed assets consist of $4.7 million in condominiums, $4.4 million in residential lots in various stages of development, $1.2 million in single family residences, $99,000 in commercial property and $48,000 in artwork. All OREO property is located in Alaska. The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property. These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral. If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral. Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.

During 2010, additions to OREO totaled $3.1 million and included $1.7 million in residential lots, $1.2 million in single family residences, $189,000 in condominiums, and $252,000 in other properties. During 2010, the Company received approximately $11.1 million in proceeds for the sale of OREO which included $8.8 million from the sale of condominiums, $1.8 million from the sale of residential lots, $228,000 from the sale of single family residences, and $319,000 from the sale of other properties.

The Company recognized $1.3 million in gains and $120,000 in losses on the sale of seventy-nine individual OREO properties in 2010. The Company also recognized $522,000 in gains on sales previously deferred, for a net gain of $1.7 million for the year ended December 31, 2010. The Company had deferred $153,000 in gains on the sale of OREO properties at December 31, 2010. The Company recognized $548,000 in gains and $101,000 in losses on the sale of fifty individual OREO properties in 2009. The Company also amortized $6,000 in deferred gain on a 2007 sale for a net gain of $453,000 for the year ended December 31, 2009. The Company had deferred $522,000 in gains on the sale of OREO properties at December 31, 2009.

The Company made loans to facilitate the sale of OREO of $6.1 million and $2.6 million in 2010 and 2009. The Company did not make any loans to facilitate the sale of OREO in 2008. Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.

The Company recognized impairments of $250,000, $825,000 and $2 million in 2010, 2009, and 2008, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets.

The following summarizes OREO activity for the periods indicated:

December 31,	2010	2009	2008

	(In Thousands)

Balance, beginning of the year	$17,355	$12,617	$4,445
Transfers from loans	2,841	12,441	9,395
Investment in other real estate owned	235	1,699	3,273
Proceeds from the sale of other real estate owned	(11,124)	(9,120)	(2,583)
Gain on sale of other real estate owned, net	1,663	453	45
Deferred gain on sale of other real estate owned	(369)	90	—
Impairment on other real estate owned	(246)	(825)	(1,958)

Balance, End of Year	$10,355	$17,355	$12,617

Allowance for Loan Losses and Reserve for Unfunded Commitments

The Company maintains an Allowance to reflect losses inherent in the loan portfolio. The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs. The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•	A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on our evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrant an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of the fair value of impaired loans.

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total charge-off rate for nonperforming loans as of December 31, 2010 and 2009 was 24% and 18%, respectively.

•	A general allocation. The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance. The Company determined the disaggregation of the loan portfolio into segments and classes based on our assessment of how different pools of loans with like characteristics in the portfolio behave over time. This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

The Company first disaggregates the loan portfolio into the following segments: commercial, construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each of these segments into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss. The Company had $62.6 million in construction loans at December 31, 2010, and $20.8 million of those loans have interest reserves as of December 31, 2010. Management does not consider construction loans with interest reserves to be a material component of the portfolio for purposes of the Allowance calculation.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average three year loss history for each segment and class. This general reserve is then adjusted for qualitative factors by segment and class.

•	An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.

At December 31, 2010, the unallocated allowance as a percentage of the total Allowance was 14%. The unallocated allowance as a percentage of the total Allowance was 55% at December 31, 2009 and 41% at December 31, 2008 as reported in the Company’s Form 10-K for the year ended December 31, 2009. The decrease in the unallocated allowance as a percentage of the total Allowance at December 31, 2010 is due in part to an enhancement to the Company’s methodology. The Company refined its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.

The following table summarizes what the comparative data regarding the Allowance would have looked like at the periods indicated if the Company had used the enhanced methodology to calculate the Allowance at December 31, 2009:

	December 31, 2010				December 31, 2009

		Impaired	Formula-based			Impaired	Formula-based
Allowance applicable to:	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other

	(In Thousands)

Commercial	$6,374	$274	$6,100	$—	$4,964	$850	$4,114	$—
Construction	1,035	73	962	—	2,156	869	1,287	—
Real estate term	4,270	36	4,234	—	2,680	143	2,537	—
Home equity lines and other consumer	741	—	741	—	501	1	500	—
Unallocated	1,986	—	—	1,986	2,807	—	—	2,807

Total	$14,406	$383	$12,037	$1,986	$13,108	$1,863	$8,438	$2,807

Under the enhanced methodology, the unallocated allowance as a percentage of the total Allowance at December 31, 2010 is 14%, and at December 31, 2009 it would have been 21%. The decrease in the unallocated allowance in 2010 as compared to 2009 under the enhanced methodology is due to a decrease in management’s assessment of the overall inherent risk in the portfolio. Nonperforming assets decreased to $21.8 million at December 31, 2010 from $34.8 million at December 31, 2009 and $38.6 million at December 31, 2008. Additionally, the net charge off rate decreased to 0.66% for 2010 from 1.00% in 2009 and 0.86% in 2008.

The following table shows the allocation of the Allowance for the periods indicated and includes allocations calculated under the enhanced methodology for 2010. Allocations shown for 2009, 2008, 2007 and 2006 were calculated using the legacy methodology and were reported as such in prior years:

December 31,	2010		2009		2008		2007		2006

		% of Total		% of Total		% of Total		% of Total		% of Total
Allowance applicable to:	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(In Thousands)

Commercial	$6,374	38%	$3,962	38%	$5,558	41%	$6,496	40%	$8,208	40%
Construction	1,035	9%	1,365	9%	1,736	14%	940	19%	330	21%
Real estate term	4,270	46%	565	47%	306	38%	1,661	34%	964	33%
Home equity lines and other consumer	741	7%	50	6%	61	7%	16	7%	6	6%
Unallocated	1,986	0%	7,166	0%	5,239	0%	2,622	0%	2,617	0%

Total	$14,406	100%	$13,108	100%	$12,900	100%	$11,735	100%	$12,125	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth information regarding changes in our Allowance for the periods indicated:

December 31,	2010	2009	2008	2007	2006

	(In Thousands)

Balance at beginning of period	$13,108	$12,900	$11,735	$12,125	$10,706
Charge-offs:
Commercial loans	(3,919)	(3,372)	(4,187)	(4,291)	(2,545)
Construction loans	(1,519)	(1,308)	(1,004)	(2,982)	—
Real estate loans	(342)	(2,478)	(1,402)	(599)	—
Home equity and other consumer loans	(322)	(509)	(132)	(45)	(72)

Total charge-offs	(6,102)	(7,667)	(6,725)	(7,917)	(2,617)

Recoveries:
Commercial loans	1,490	736	577	1,723	1,086
Construction loans	4	7	61	50	—
Real estate loans	232	11	3	—	355
Home equity and other consumer loans	91	55	50	21	31

Total recoveries	1,817	809	691	1,794	1,472

Charge-offs net of recoveries	(4,285)	(6,858)	(6,034)	(6,123)	(1,145)

Allowance aquired with Alaska First acquisition	—	—	—	220	—
Provision for loan losses	5,583	7,066	7,199	5,513	2,564

Balance at end of period	$14,406	$13,108	$12,900	$11,735	$12,125

Ratio of net charge-offs to average loans outstanding during the period	0.66%	1.00%	0.86%	0.86%	0.16%

The decrease in real estate charge-offs in 2010 as compared to 2009 and the increase in 2009 as compared to 2008 is related to one borrower. The increase in real estate charge-offs in 2008 as compared to 2007 related to two borrowers. The decrease in the provision for loan losses in 2010 as compared to 2009 is due primarily to the decrease in net charge-offs for the year. This was partially offset by an increase in the provision for loan losses to account for the increase in gross loans.

While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination.

Purchased Receivables

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

Our purchased receivable balances increased in 2010 to $16.5 million, as compared to $7.3 million in 2009. This increase is primarily due to a large funding for one purchased receivable customer that occurred in the fourth quarter of 2010. The Company expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.

Deposits

Deposits are our primary source of funds. Total deposits increased 5% to $892.1 million at December 31, 2010 from $853.1 million at December 31, 2009. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2010		2009		2008

	Average	Average	Average	Average	Average	Average
	balance	rate paid	balance	rate paid	balance	rate paid

	(In Thousands)

Interest-bearing demand accounts	$125,360	0.14%	$115,065	0.15%	$97,171	0.59%
Money market accounts	132,264	0.51%	127,651	0.58%	187,779	1.76%
Savings accounts	183,636	0.61%	169,812	0.73%	187,225	1.84%
Certificates of deposit	147,081	1.84%	173,777	2.10%	145,153	3.34%

Total interest-bearing accounts	588,341	0.79%	586,305	0.99%	617,328	1.97%
Noninterest-bearing demand accounts	264,853		241,547		212,447

Total average deposits	$853,194		$827,852		$829,775

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2010, we had $138.2 million in certificates of deposit, of which $103.7 million, or 75%, are scheduled to mature in 2011. At December 31, 2010, the Company’s certificates of deposit decreased to $138.2 million as compared to $144.9 million at December 31, 2009 as customers moved from certificates of deposit to other interest-bearing accounts. The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2010, and 2009, was $84.3 million and $80.2 million, respectively. The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits:

	Year Ending December 31, 2010

	Time Certificates of Deposits
	of $100,000 or More

		Percent of
		Total
	Amount	Deposits

	(In Thousands)

Amounts maturing in:
Three months or less	$18,412	22%
Over 3 through 6 months	10,502	12%
Over 6 through 12 months	34,848	41%
Over 12 months	20,553	24%

Total	$84,315	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. At December 31, 2010, the Company had no CDARS certificates of deposits as compared to $3.3 million at December 31, 2009.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2010, was $100.3 million, a decrease of $4.5 million as compared to the balance of $104.8 million at December 31, 2009 as customers moved from the Alaska CD account to other interest-bearing accounts.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank, not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. We did not hold any certificates of deposit for the Alaska Permanent Fund at December 31, 2010 or 2009.

Borrowings

FHLB: At December 31, 2010, our maximum borrowing line from the FHLB was $120.3 million, approximately 11% of the Company’s assets, subject to the FHLB’s collateral requirements. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. There was no outstanding balance on this line at December 31, 2010 or 2009. At December 31, 2008 there was $11.0 million outstanding on the line. The decrease in the outstanding balance of the line at December 31, 2009 as compared to December 31, 2008 was the result of the early pay off of the advances in September 2009. The advances had a blended rate of 5.05% and an average remaining life of over 8 years and resulted in a prepayment penalty of $718,000 in 2009.

Federal Reserve Bank: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. See “Other Short-term Borrowings” below for additional detail regarding this agreement.

The Federal Reserve Bank is holding $91.2 million of loans as collateral to secure advances made through the discount window on December 31, 2010. There were no discount window advances outstanding at December 31, 2010 and 2009.

Other Long-term Borrowings: The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million. At December 31, 2010, the outstanding balance on this loan was $4.8 million. This loan has a maturity date of April 1, 2014.

Other Short-term Borrowings: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2010, and 2009, was $620,000 and $690,000, respectively, which was secured by investment securities.

Securities sold under agreements to repurchase were $12.9 million and $6.7 million, respectively, for December 31, 2010 and 2009. The average balance outstanding of securities sold under agreements to repurchase during 2010 and 2009 was $10.2 million and $4.3 million, respectively, and the maximum outstanding at any month-end was $14.2 million and $9.1 million, respectively, during the same time periods. The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company did not have any other short-term borrowings at December 31, 2010 and December 31, 2009. There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2010, 2009 and 2008 exceeded 30% of shareholders’ equity at December 31, 2010, December 31, 2009, and December 31, 2008.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period

	Within			Over
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In Thousands)

December 31, 2010:
Certificates of deposit	$103,704	$34,137	$332	$—	$138,173
Short-term debt obligations	13,494	—	—	—	13,494
Long-term debt obligations	141	304	4,321	—	4,766
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	748	1,076	781	4,381	6,986
Other long-term liabilities	317	—	—	—	317

Total	$118,404	$35,517	$5,434	$22,939	$182,294

December 31, 2009:
Certificates of deposit	$100,099	$44,251	$479	$22	$144,851
Short-term debt obligations	7,423	—	—	—	7,423
Long-term debt obligations	132	287	4,478	—	4,897
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	888	1,450	863	4,735	7,936
Other long-term liabilities	412	—	—	—	412

Total	$108,954	$45,988	$5,820	$23,315	$184,077

Long-term debt obligations consist of (a) $4.8 million amortizing note that was assumed by NBL on July 1, 2008, when the Company’s main office facility was purchased that matures on April 1, 2014 and bears interest at 5.95%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bear interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described in Note 20 of the Company’s Financial Statements attached to this report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. The investment in USA 57 is expected to be fully funded in 2011.

Off-Balance Sheet Arrangements — Commitments and Contingent Liabilities

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

As of December 31, 2010 we had commitments to extend credit of $181.3 million which were not reflected on our balance sheet. Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. For additional information regarding the Company’s off-balance sheet arrangement, see Note 19 and “Liquidity and Capital Resources” below.

As of December 31, 2010 we had standby letters of credit of $19.1 million which were not reflected on our balance sheet. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2010, which includes commitments to extend credit and standby letters of credit, were $200.4 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. The Company has established a reserve for losses related to these commitments that is recorded in other liabilities on the consolidated balance sheets.

Liquidity and Capital Resources

The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying dividends to the Company. Given that the Bank is currently “well-capitalized”, the Company expects to continue to receive dividends from the Bank.

The Bank manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at December 31, 2010, were $200.4 million, and we do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2010, were $892.1 million.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.3 million, $10 million, and $16.3 million for 2010, 2009 and 2008, respectively. The primary source of cash provided by operating activities was positive net income in each of these periods. Net cash of $60.9 million and $27 million was used in investing activities in 2010 and 2008 as the Company invested available cash primarily in available for sale securities. Net cash provided by investing activities was $30.4 million in 2009 as the Company collected funds from loan pay offs. The $41.9 million of cash provided by financing activities in 2010 primarily consisted of the $39 million increase in deposits during 2010. Net cash used in financing activities in 2009 of $11.5 million was the result of the pay down of borrowings taken on in 2008, which was partially offset by increased deposit balances. Net cash used in financing activities in 2008 of $15.2 million resulted from decreases in deposits and securities sold under repurchase agreements in 2008, which was partially offset by increased borrowings.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2010, our current assets were $318.4 million and our funds available for borrowing under our existing lines of credit were $192.3 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

On February 18, 2011, the Board of Directors approved payment of a $0.12 per share dividend on March 18, 2011, to shareholders of record on March 10, 2011. This dividend is consistent with the Company’s dividends that were declared and paid in 2010.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We have purchased 688,442 shares of our stock under this program through December 31, 2010 at a total cost of $14.2 million at an average price of $20.65, which leaves a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

The stock repurchase program had an effect on earnings per share because it decreased the total number of shares outstanding in 2007 and 2006 by 137,500 and 17,500 shares respectively. The Company did not repurchase any of its shares in 2010, 2009 or 2008. The table below shows this effect on diluted earnings per share.

		Diluted
	Diluted EPS	EPS without
Years Ending:	as Reported	Stock Repurchase

2010	$1.40	$1.25
2009	$1.20	$1.08
2008	$0.95	$0.85
2007	$1.80	$1.64
2006	$1.99	$1.83

On May 8, 2003, the Company’s newly formed subsidiary, Northrim Capital Trust 1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $283,000 in 2010. At December 31, 2010, the securities had an interest rate of 3.44%.

On December 16, 2005, the Company’s newly formed subsidiary, Northrim Statutory Trust 2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $173,000 in 2010. At December 31, 2010, the securities had an interest rate of 1.67%.

Our shareholders’ equity at December 31, 2010, was $117.1 million, as compared to $111 million at December 31, 2009. The Company earned net income of $9.1 million during 2010 and issued 56,000 shares through the exercise of stock options. The Company did not repurchase any shares of its common stock in 2010. At December 31, 2010, the Company had 6.4 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2010, that the Company and Northrim Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2010, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Based on recent turmoil in the financial markets and the elevated level of the Company’s loans measured for impairment and OREO, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2011, exceeding the FDIC’s “well-capitalized” capital requirement classification. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

			Actual
	Adequately -	Well -	Ratio	Actual
December 31, 2010	Capitalized	Capitalized	BHC	Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	14.08%	13.11%
Total risk-based capital	8.00%	10.00%	15.33%	14.36%
Leverage ratio	4.00%	5.00%	12.15%	11.30%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2010. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2010
	Within 1 year	1-5 years	≥5 years	Total

	(In Thousands)

Interest -Earning Assets:
Overnight investments	$50,080	$—	$—	$50,080
Investment securities	68,309	142,863	10,966	222,138
Loans:
Commercial	190,396	59,375	1,993	251,764
Real estate construction	47,718	807	11,806	60,331
Real estate term	130,865	171,168	6,568	308,601
Loans held for sale	5,558	—	—	5,558
Home equity line and other consumer	16,611	14,210	12,052	42,873

Total interest-earning assets	$509,537	$388,423	$43,385	$941,345
Percent of total interest-earning assets	54%	41%	5%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$138,072	$—	$—	$138,072
Money market accounts	149,104	—	—	149,104
Savings accounts	177,726	—	—	177,726
Certificates of deposit	101,707	36,466	—	138,173
Short-term borrowings	13,495	—	—	13,495
Long-term borrowings	1,208	3,557	—	4,765
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	$599,870	$40,023	$—	$639,893
Percent of total interest-bearing liabilities	94%	6%	0%	100%

Interest sensitivity gap	$(90,333)	$348,400	$43,385	$301,452
Cumulative interest sensitivity gap	$(90,333)	$258,067	$301,452
Cumulative interest sensitivity gap as a percentage of total assets	-9%	24%	29%

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

As indicated in the table above, at December 31, 2010, the Company’s interest-bearing liabilities reprice or mature faster than the Company’s earning assets by a margin of $90.3 million over the next 12 months. Based on the results of the simulation models at December 31, 2010, we expect an increase in net interest income of $385,000 over a 12-month period if interest rates decreased an immediate 100 basis points. The results were limited since interest rates were already at a low point and a further decrease resulted in some indexes being nonexistent. Conversely, we expect a slight decrease of $120,000 in net interest income over a 12-month period if interest rates increased an immediate 100 basis points. The decrease in net interest income of $120,000 in a 100 basis point immediate increase in interest rates showed that loans priced with floors will not experience the full impact of a 100 basis point increase until interest rates increase beyond 100 basis points.

Item 8.	Financial Statements and Supplementary Data

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheet of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northrim BanCorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Bellingham, Washington
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
Northrim BanCorp, Inc.:

We have audited the accompanying balance sheet of Northrim BanCorp, Inc. and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Anchorage, Alaska
March 15, 2010

Consolidated Financial Statements

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009

	(In Thousands Except Share Amounts)

Assets
Cash and due from banks	$15,953	$19,395
Overnight investments	50,080	47,326
Investment securities available for sale	214,010	178,159
Investment securities held to maturity	6,125	7,285

Total Portfolio Investments	220,135	185,444
Investment in Federal Home Loan Bank stock, at cost	2,003	2,003
Loans held for sale	5,558	—
Loans	671,812	655,039
Allowance for loan losses	(14,406)	(13,108)

Net Loans	662,964	641,931
Purchased receivables, net	16,531	7,261
Accrued interest receivable	3,401	3,986
Premises and equipment, net	29,048	28,523
Goodwill and intangible assets	8,697	8,996
Other real estate owned	10,355	17,355
Other assets	35,362	40,809

Total Assets	$1,054,529	$1,003,029

Liabilities
Deposits:
Demand	$289,061	$276,532
Interest-bearing demand	138,072	134,899
Savings	77,411	66,647
Alaska CDs	100,315	104,840
Money market	149,104	125,339
Certificates of deposit less than $100,000	53,858	64,652
Certificates of deposit greater than $100,000	84,315	80,199

Total Deposits	892,136	853,108
Securities sold under repurchase agreements	12,874	6,733
Other borrowings	5,386	5,587
Junior subordinated debentures	18,558	18,558
Other liabilities	8,453	8,023

Total Liabilities	937,407	892,009

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred Stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,427,237 and 6,371,455 shares issued and outstanding at December 31, 2010 and 2009, respectively	6,427	6,371
Additional paid-in capital	52,658	52,139
Retained earnings	57,339	51,121
Accumulated other comprehensive income	648	1,341

Total Northrim Bancorp Shareholders’ Equity	117,072	110,972

Noncontrolling interest	50	48

Total Shareholder’s Equity	117,122	111,020

Total Liabilities and Shareholders’ Equity	$1,054,529	$1,003,029

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

	(In Thousands Except Per Share Amounts)

Interest Income
Interest and fees on loans	$44,926	$48,830	$53,287
Interest on investment securities-available for sale	4,316	4,134	5,066
Interest on investment securities-held to maturity	278	365	427
Interest on overnight investments	178	103	429
Interest on domestic certificates of deposit	—	58	507

Total Interest Income	49,698	53,490	59,716
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	5,485	7,069	13,902

Net Interest Income	44,213	46,421	45,814
Provision for loan losses	5,583	7,066	7,199

Net Interest Income After Provision for Loan Losses	38,630	39,355	38,615
Other Operating Income
Service charges on deposit accounts	2,636	2,983	3,283
Employee benefit plan income	1,900	1,739	1,451
Purchased receivable income	1,839	2,106	2,560
Electronic banking income	1,758	1,542	1,193
Equity in earnings from RML	1,401	2,349	595
Gain on sale of securities	649	220	146
Equity in earnings (loss) from Elliott Cove	(1)	(115)	(106)
Other income	2,195	2,260	2,232

Total Other Operating Income	12,377	13,084	11,354

Other Operating Expense
Salaries and other personnel expense	21,637	22,174	20,996
Occupancy	3,704	3,687	3,399
Insurance expense	1,902	2,715	1,779
Marketing expense	1,782	1,317	1,558
Professional and outside services	1,315	1,798	1,858
Equipment expense	1,116	1,218	1,233
Software expense	920	979	1,015
Amortization of low income housing tax investments	869	790	707
Operational losses, net	803	497	561
Internet banking expense	622	558	512
Impairment on purchased receivables, net	402	166	193
Intangible asset amortization expense	299	323	347
OREO expense, net rental income and gains on sale	(1,145)	1,119	2,513
Prepayment penalty on long term debt	—	718	—
Other expense	3,398	3,298	3,723

Total Other Operating Expense	37,624	41,357	40,394

Income Before Provision for Income Taxes	13,383	11,082	9,575
Provision for income taxes	3,918	2,967	3,122

Net Income	9,465	8,115	6,453
Less: Net income attributable to the noncontrolling interest	399	388	370

Net income attributable to Northrim Bancorp	$9,066	$7,727	$6,083

Earnings Per Share, Basic	$1.42	$1.22	$0.96

Earnings Per Share, Diluted	$1.40	$1.20	$0.95

Weighted Average Shares Outstanding, Basic	6,398,329	6,345,948	6,358,595

Weighted Average Shares Outstanding, Diluted	6,480,905	6,417,057	6,388,681

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total

	(In Thousands)

Balance as of January 1, 2008	6,300	$6,300	$50,798	$44,068	$225	$24	$101,415
Cash dividend declared	—	—	—	(4,193)	—	—	(4,193)
Stock option expense	—	—	597	—	—	—	597
Exercise of stock options	31	31	(3)	—	—	—	28
Excess tax benefits from share-based payment arrangements	—	—	66	—	—	—	66
Distributions to noncontrolling interest	—	—	—	—	—	(358)	(358)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	676	—	676

Net Income attributable to the noncontrolling interest						370	370
Net Income attributable to Northrim Bancorp	—	—	—	6,083	—	—	6,083

Total Comprehensive Income							6,759

Balance as of December 31, 2008	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684
Cash dividend declared	—	—	—	(2,564)	—	—	(2,564)
Stock option expense	—	—	648	—	—	—	648
Exercise of stock options	40	40	7	—	—	—	47
Excess tax benefits from share-based payment arrangements	—	—	26	—	—	—	26
Distributions to noncontrolling interest	—	—	—	—	—	(376)	(376)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	440	—	440

Net Income attributable to the noncontrolling interest						388	388
Net Income attributable to Northrim Bancorp	—	—	—	7,727	—	—	7,727

Total Comprehensive Income							8,167

Balance as of December 31, 2009	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020
Cash dividend declared	—	—	—	(2,848)	—	—	(2,848)
Stock option expense	—	—	466	—	—	—	466
Exercise of stock options	56	56	(132)	—	—	—	(76)
Excess tax benefits from share-based payment arrangements	—	—	185	—	—	—	185
Distributions to noncontrolling interest	—	—	—	—	—	(397)	(397)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(693)	—	(693)

Net Income attributable to the noncontrolling interest	—	—	—	—	—	399	399

Net Income attributable to Northrim Bancorp	—	—	—	9,066	—	—	9,066

Total Comprehensive Income							8,373

Balance as of December 31, 2010	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

	(In Thousands)

Operating Activities:
Net income	$9,465	$8,115	$6,453
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security gains	(649)	(220)	(146)
Depreciation and amortization of premises and equipment	1,582	1,635	1,384
Amortization of software	179	160	176
Intangible asset amortization	299	323	347
Amortization of investment security premium, net of discount accretion	376	300	72
Deferred tax liability (benefit)	5,777	(1,496)	(3,638)
Stock-based compensation	466	648	597
Excess tax benefits from share-based payment arrangements	(185)	(26)	(66)
Deferral of loan fees and costs, net	373	86	(32)
Provision for loan losses	5,583	7,066	7,199
Gain on sale of loans held for sale	(23)	(64)	—
Purchases of loans held for sale	(70,385)	(75,096)	—
Proceeds from the sale of loans held for sale	64,850	75,160	—
Purchased receivable recovery	402	166	193
Gain on sale of other real estate owned	(1,663)	(453)	(45)
Impairment on other real estate owned	246	825	1,958
Distributions (proceeds) in excess of earnings from RML	(851)	(492)	49
Equity in loss from Elliott Cove	1	115	106
Loss on prepayment of borrowings	—	718	—
Decrease in accrued interest receivable	585	826	420
(Increase) decrease in other assets	926	(6,503)	1,985
Decrease of deferred gain on sales of other real estate owned	369	90	—
Increase (decrease) of other liabilities	595	(1,901)	(748)

Net Cash Provided by Operating Activities	18,318	9,982	16,264

Investing Activities:
Investment in securities:
Purchases of investment securities — available-for-sale	(236,299)	(158,405)	(134,237)
Purchases of investment securities — held-to-maturity	(792)	(1,217)	(1,001)
Proceeds from maturities of securities — available-for-sale	171,145	114,375	119,093
Proceeds from sales of securities — available-for-sale	28,667	7,551	23,371
Proceeds from calls/maturities of securities — held-to-maturity	1,684	3,360	3,265
Proceeds from maturities of domestic certificates of deposit	—	14,500	55,500
Purchases of domestic certificates of deposit	—	(5,000)	(65,000)
(Investment in) repayment from purchased receivables	(9,672)	11,648	169
Loan paydowns, net of new advances	(24,272)	36,862	(11,882)
Proceeds from sale of other real estate owned	11,124	9,120	2,583
Investment in other real estate owned	(235)	(1,699)	(3,273)
Investment in Elliott Cove	(100)	—	(100)
Loan to Elliott Cove, net of repayments	135	(121)	108
Purchases of premises and equipment	(2,107)	(425)	(15,496)
Purchases of software, net of disposals	(212)	(103)	(106)

Net Cash Provided (Used) by Investing Activities	(60,934)	30,446	(27,006)

Financing Activities:
Increase (decrease) in deposits	39,028	9,856	(24,124)
Increase (decrease) in securities sold under repurchase agreements	6,141	5,103	(12,366)
Proceeds from borrowings	—	—	27,490
Paydowns on borrowings	(201)	(23,607)	(1,788)
Distributions to noncontrolling interest	(397)	(376)	(358)
Proceeds from issuance of common stock	—	47	28
Excess tax benefits from share-based payment arrangements	185	26	66
Cash dividends paid	(2,828)	(2,586)	(4,182)

Net Cash Provided (Used) by Financing Activities	41,928	(11,537)	(15,234)

Net Increase (Decrease) by Cash and Cash Equivalents	(688)	$28,891	(25,976)

Cash and Cash Equivalents at Beginning of Year	66,721	37,830	63,806

Cash and Cash Equivalents at End of Year	$66,033	$66,721	$37,830

Supplemental Information:
Income taxes paid	$2,769	$5,536	$5,657
Interest paid	$5,579	$7,578	$13,708
Transfer of loans to other real estate owned	$2,841	$12,441	$9,395
Loans made to facilitate sales of other real estate owned	$6,092	$2,597	$—
Cash dividends declared but not paid	$20	$26	$39

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company and is the parent company of Northrim Bank (the “Bank”), a commercial bank that provides personal and business banking services through locations in Anchorage, Eagle River, Wasilla, and Fairbanks, Alaska, and a factoring division in Bellevue, Washington. The Bank differentiates itself with a “Customer First Service” philosophy. Affiliated companies include Elliott Cove Capital Management, LLC (“Elliott Cove”), Residential Mortgage Holding Company, LLC (“RML”) Northrim Benefits Group, LLC (“NBG”), and Pacific Wealth Advisors, LLC (“PWA”).

Method of Accounting: The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, and valuation of other real estate owned (“OREO”). The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its majority-owned subsidiaries that include Northrim Bank, Northrim Building LLC (“NBL”), and Northrim Investment Services Company (“NISC”). All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML, Elliott Cove, and PWA using the equity method. Noncontrolling interest relates to the minority ownership in NBG.

Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.

Segments: Management has determined that the Company operates as a single operating segment. This determination is based on the fact that management and the board reviews financial information and assesses resource allocation on a consolidated basis. Additionally, the aggregate revenue earned through, and total assets of, the insurance brokerage, mortgage lending and wealth management activities are less than 10% of the Company’s consolidated total revenue and total assets.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer. The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired. Other factors that may be considered in determining whether a decline in the value is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength, and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

Federal Home Loan Bank Stock: The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Company in required to maintain a minimum level of investment in FHLB stock based on the Company’s capital stock and lending activity. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB Class B stock. FHLB stock is carried at cost and is subject to recoverability testing at least annually.

Loans Held for Sale: Loans held for sale includes mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans.

Loans: Loans are carried at their principal amount outstanding, net of unamortized fees and direct loan origination costs. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status. All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

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

The Company uses either in-house evaluations or external appraisals to estimate the fair value of collateral-dependent loans as of each reporting date. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the size of the assets, the location and type of collateral to be valued, and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience, and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers, and equipment specialists.

The Company uses external appraisals to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers, and contractors.

The Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and fair value measurements with unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

When the fair value measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the Allowance or by designating a specific reserve in accordance with GAAP. The Company’s policy is to record cash payments received on impaired loans that are not also nonaccrual loans in the same manner that cash payments are applied to performing loans.

Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using a method approximating the level-yield method over the life of the loan.

Allowance for Loan Losses: The Company maintains an Allowance to reflect inherent losses from its loan portfolio. The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses. The Company has identified the following segments and classes of loans for purposes of establishing the Allowance. The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.

In determining its total Allowance, the Company first estimates a specific allocated allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.

The Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for quantitative and qualitative factors. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.

Finally, the Company assesses the overall adequacy of the Allowance based on several factors including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the

Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment component of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.

Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company’s loan portfolio. While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination. Our banking regulators, as an integral part of their examination process, periodically review the Company’s Allowance. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

Reserve for Unfunded Loan Commitments and Letters of Credit: The Company maintains a separate reserve for losses related to unfunded loan commitments and letters of credit. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including assessment of historical losses and current economic conditions. The allowance for unfunded loan commitments and letters of credit is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against noninterest expense.

Purchased Receivables: The Bank purchases accounts receivable at a discount from its customers. The purchased receivables are carried at cost. The discount and fees charged to the customer are earned while the balances of the purchases are outstanding. In the event an impairment or write-down is evident and warranted, the charge is taken against the asset balance and not from the Allowance.

Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; vehicles at 5 years, furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 15 years, and buildings over 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). The Bank of America CDI is fully amortized as of December 31, 2008. In 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock. The Company amortizes the Alaska First CDI over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska First CDI is $685,000 at December 31, 2010. Management reviews goodwill at least annually for impairment by reviewing a number of key market indicators. Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005. The Company amortizes this intangible over its estimated life of ten years.

Other Real Estate Owned: Other real estate owned represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the Allowance. Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings up to the original cost of the asset. Any subsequent reduction in the carrying value is charged against earnings. Operating expenses associated with other real estate owned are charged to earnings in the period they are incurred.

Other Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the net deferred tax asset and the Company’s investments in RML, Elliott Cove, NBG, and PWA. All of these entities are affiliates of the Company. The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis.

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

Advertising: Advertising, promotion and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $1.8 million, $1.3 million and $1.6 million for each of the periods ending December 31, 2010, 2009, and 2008.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 18, are considered to be common stock equivalents. Incremental shares resulting from stock options were 19,289 and 13,478 at December 31, 2010 and 2009, respectively. There were no dilutive incremental shares resulting from stock options at December 31, 2008. Average incremental shares resulting from stock options were 82,576, 71,110, and 30,086, for 2010, 2009, and 2008, respectively.

Information used to calculate earnings per share was as follows:

December 31,	2010	2009	2008

	(In Thousands, Except
	per Share Data)

Net income	$9,066	$7,727	$6,083
Basic weighted average common shares outstanding	6,398	6,346	6,359
Dilutive effect of potential common shares from awards granted under equity incentive program	83	71	30

Diluted weighted average common shares outstanding	6,481	6,417	6,389

Earnings per common share
Basic	$1.42	$1.22	$0.96
Diluted	$1.40	$1.20	$0.95

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2010 or 2009. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2008 totaled 336,817.

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

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Concentrations: Substantially all of our business is derived from the Anchorage, Matanuska Valley, and Fairbanks areas of Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Approximately 87% of the unrestricted revenues of the Alaska state government are funded through various taxes and royalties on the oil industry. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

At December 31, 2010 and 2009, the Company had $319.6 million and $310.8 million, respectively, in commercial and construction loans in Alaska. In addition, the Company has commitments of $279 million to thirteen commercial, commercial real estate, and residential construction/land development borrowing relationships at December 31, 2010, of which $194 million were outstanding at December 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets (“SFAS 166”). ASU 2009-01 identified SFAS 166 as authoritative until such time that each is integrated into the Codification. This accounting standard addresses practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140 as well as concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 was effective for the Company’s financial statements for interim and annual periods beginning after January 1, 2010 and has been adopted prospectively, and has been applied to transfers occurring on or after the effective date. The adoption did not significantly impact the Company’s financial condition and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R) (as amended) (“SFAS 167”). ASU 2009-01 identified SFAS 167 as authoritative until such time that each is integrated into the Codification. The FASB’s objective in issuing this accounting standard is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This accounting standard was effective for the Company’s financial statements for annual and interim periods beginning January 1, 2010 and has been adopted prospectively. The adoption did not significantly impact the Company’s financial condition and results of operations.

In July 2010, the FASB issued ASU 2010-20, an update to ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. This update is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires expanded disclosures that will facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is effective for the Company’s financial statements for annual and interim periods ending after December 15, 2010 and has been adopted prospectively. The disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on and after December 15, 2010. The adoption did not significantly impact the Company’s financial condition and results of operations.

In January 2011, the FASB issued ASU 2011-01, an update to ASU 2010-10, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings”. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 —	Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2010, was $0.

NOTE 3 —	Overnight Investments

All overnight investments have a one-day maturity. Overnight investment balances are as follows:

December 31,	2010	2009

	(In Thousands)

Interest-bearing deposits at Federal Home Loan Bank (FHLB)	$150	$255
Interest-bearing deposits at Federal Reserve Bank (FRB)	49,830	47,071
Interest-bearing deposits at Other Institutions	100	—

Total	$50,080	$47,326

NOTE 4 —	Investment Securities

The carrying values and approximate fair values of investment securities are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31,	Cost	Gains	Losses	Fair Value

	(In Thousands)

2010:
Securities available for sale
U.S. Treasury & government sponsored entities	$164,604	$430	$349	$164,685
Municpal Securities	9,503	123	2	9,624
U.S. Agency Mortgage-backed Securities	71	2	—	73
Corporate bonds	38,732	954	58	39,628

Total securities available for sale	$212,910	$1,509	$409	$214,010

Securities held to maturity
Municipal securities	$6,125	$161	$—	$6,286

Total securities held to maturity	$6,125	$161	$—	$6,286

2009:
Securities available for sale
U.S. Treasury & government sponsored entities	$141,371	$989	$360	$142,000
Municpal Securities	6,184	86	—	6,270
U.S. Agency Mortgage-backed Securities	85	2	—	87
Corporate bonds	28,242	1,576	16	29,802

Total securities available for sale	$175,882	$2,653	$376	$178,159

Securities Held to Maturity
Municipal Securities	$7,285	$231	$—	$7,516

Total securities held to maturity	$7,285	$231	$—	$7,516

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 were as follows:

	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
December 31,	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Thousands)

2010:
Securities Available for Sale
U.S. Treasury & government sponsored entities	$87,758	$349	$—	$—	$87,758	$349
Municipal Securities	897	2	—	—	897	2
Corporate Bonds	7,272	58	—	—	7,272	58

Total	$95,927	$409	$—	$—	$95,927	$409

2009:
Securities Available for Sale
U.S. Treasury & government sponsored entities	$57,595	$360	$—	$—	$57,595	$360
Corporate Bonds	1,417	16	—	—	1,417	16

Total	$59,012	$376	$—	$—	$59,012	$376

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities were caused by interest rate increases. At December 31, 2010 and 2009, there were thirteen and six available-for-sale securities in an unrealized loss position of $409,000 and $376,000, respectively. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at December 31, 2010, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

	(In Thousands)

US Treasury and government sponsored entities Within 1 year	$32,013	$32,124	2.50%
1-5 years	132,591	132,561	0.93%

Total	$164,604	$164,685	1.24%

U.S. Agency Mortgage-backed securities 5-10 years	$71	$73	4.45%

Total	$71	$73	4.45%

Corporate bonds Within 1 year	$10,027	$10,109	5.18%
1-5 years	14,227	14,929	2.67%
5-10 years	14,478	14,590	2.17%

Total	$38,732	$39,628	3.13%

Municipal securities Within 1 year	$2,301	$2,325	3.84%
1-5 years	4,532	4,640	2.92%
5-10 years	6,619	6,738	4.26%
Over 10 years	2,176	2,207	4.75%

Total	$15,628	$15,910	3.88%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

		Gross	Gross
December 31,	Proceeds	Gains	Losses

	(In Thousands)

2010:
Available for sale securities	$28,667	$649	$—
Held to maturity securities	$—	$—	$—
2009:
Available for sale securities	$7,551	$220	$—
Held to maturity securities	$—	$—	$—
2008:
Available for sale securities	$23,371	$146	$—
Held to maturity securities	$—	$—	$—

A summary of interest income on available for sale investment securities is as follows:

December 31,	2010	2009	2008

	(In Thousands)

U.S. Treasury and government sponsored entities	$2,579	$2,507	$4,225
U.S. Agency Mortgage-backed Securities	4	6	18
Other	1,446	1,369	651

Total taxable interest income	$4,029	$3,882	$4,894

Municipal Securities	287	252	172

Total tax-exempt interest income	287	252	172

Total	$4,316	$4,134	$5,066

NOTE 5 —	Loans

The composition of the total loan portfolio, excluding loans held for resale, is presented below:

December 31,	2010	2009

	(In Thousands)

Commercial	$256,971	$248,205
Real estate construction	62,620	62,573
Real estate term	312,128	301,816
Home equity lines and other consumer	43,264	45,243

Sub-total	$674,983	$657,837
Less: Unearned origination fees, net of origination costs	(3,171)	(2,798)

Total loans	671,812	655,039
Allowance for loan losses	(14,406)	(13,108)

Net Loans	$657,406	$641,931

The Company’s primary market areas are Anchorage, the Matanuska Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2010, approximately 71% and 29% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications. The Company utilizes a risk grading matrix to assign a risk classification to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk classifications are as follows:

•	Risk Code 1 — Excellent: Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity. Cash flow has been consistent and is well in excess of debt servicing requirements. Loans in this grade may secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. government, and other approved governments and financial institutions. Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established Standard & Poor’s.

•	Risk Code 2 — Good: Loans in this grade are those to borrowers who have demonstrated satisfactory asset quality, earnings history, liquidity and other adequate margins of creditor protection. Borrowers exhibit positive fundamentals in terms of working capital, cash flow sufficient to service the debt, and debt to worth ratios. Borrowers for loans in this grade are capable of absorbing normal economic or other setbacks without difficulty. The borrower may exhibit some weaknesses or varying historical profitability. Management is considered adequate in all cases. Borrowing facilities may be unsecured or secured by customary acceptable collateral with well defined market values. Additional support for the loan is available from secondary repayment sources and/or adequate guarantors.

•	Risk Code 3 — Satisfactory: Loans in this grade represent moderate credit risk due to some instability in borrower capacity and financial condition. These loans generally require average loan officer attention. Characteristics of assets in this classification may include: marginal debt service coverage, newly established ventures, limited or unstable earnings history, some difficulty in absorbing normal setbacks, and atypical maturities, collateral or other exceptions to established loan policies. In all cases, such weaknesses are offset by well secured collateral positions and/or acceptable guarantors.

•	Risk Code 4 — Watch List: Loans in this grade are acceptable, but additional attention is needed. This is an interim classification reserved for loans that are intrinsically creditworthy but which require specific attention. Loans may have documentation deficiencies that are deemed correctable, may be contrary to current lending policies, or may have insufficient credit or financial information. Loans in this grade may also be characterized by borrower failure to comply with loan covenants or to provide other required information. If such conditions are not resolved within 90 days from the date of the assignment of Risk Code 4, the loan may warrant further downgrade.

•	Risk Code 5 — Special Mention: Loans in this grade have had a deterioration of financial condition or collateral value, but are still reasonably secured by collateral or net worth of the borrower. Although the Company is presently protected from loss, potential weaknesses are apparent which, if not corrected, could cause future problems. Loans in this classification warrant more than the ordinary amount of attention but have not yet reached the point of concern for loss. Loans in this category have deteriorated sufficiently that they would have difficulty in refinancing. Loans in this classification may show one or more of the following characteristics: inadequate loan documentation, deteriorating financial condition or control over collateral, economic or market conditions which may adversely impact the borrower in the future, unreliable or insufficient credit or collateral information, adverse trends in operations that are not yet jeopardizing repayment, or adverse trends in secondary repayment sources.

•	Risk Code 6 — Substandard: Loans in this grade are no longer adequately protected due to declining net worth of the borrower, lack of earning capacity, or insufficient collateral. The possibility for loss of some portion of the loan principal cannot be ruled out. Loans in this grade exhibit well-defined weaknesses that bring normal repayment into doubt. Some of these weaknesses may include: unprofitable or poor earnings trends of the borrower or property, declining liquidity, excessive debt, significant unfavorable industry comparisons, secondary repayment sources are not available, or there is a possibility of a protracted work-out.

•	Risk Code 7 — Doubtful: Loans in this grade exhibit the same weaknesses as those classified Substandard, but the traits are more pronounced. Collection in full is improbable, however the extent of the loss may be indeterminable due to pending factors which may yet occur that could salvage the loan, such as possible pledge of additional collateral, sale of assets, merger, acquisition or refinancing. Borrowers in this grade may be on the verge of insolvency or bankruptcy, and stringent action is required on the part of the loan officer.

•	Risk Code 8 — Loss: Loans in this grade are those that are largely non-collectible or those in which ultimate recovery is too distant in the future to warrant continuance as a bankable asset. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer charging the loan off even though recovery may be affected in the future.

The loan portfolio, segmented by risk class at December 31, 2010, is shown below:

				Home equity lines
		Real estate		and other
	Commercial	construction	Real estate term	consumer	Total

	(In Thousands)

Risk Code 1 — Excellent	$500	$—	$—	$852	$1,352
Risk Code 2 — Good	89,015	356	67,790	986	158,147
Risk Code 3 — Satisfactory	134,815	51,537	227,990	38,162	452,504
Risk Code 4 — Watch	5,147	174	2,107	2,137	9,565
Risk Code 5 — Special Mention	18,748	250	4,241	654	23,893
Risk Code 6 — Substandard	7,964	10,303	10,000	465	28,732
Risk Code 7 — Doubtful	782	—	—	8	790

Subtotal	$256,971	$62,620	$312,128	$43,264	$674,983
Less: Unearned origination fees, net of origination costs					(3,171)

					$671,812

Past due loans at December 31, 2010 are presented below:

							Recorded
	30-59	60-89	Greater	Total		Total	Investment > 90
	DaysPast	Days	Than	Past		Financing	Days and
	Due	Past Due	90 Days	Due	Current	Receivables	Accruing

	(In Thousands)

Risk Code 1 — Excellent	$—	$—	$—	$—	$1,352	$1,352	$—
Risk Code 2 — Good	—	—	—	—	158,147	158,147	—
Risk Code 3 — Satisfactory	351	—	—	351	452,153	452,504	—
Risk Code 4 — Watch	103	500	—	603	8,962	9,565	—
Risk Code 5 — Special Mention	310	—	—	310	23,583	23,893	—
Risk Code 6 — Substandard	648	387	—	1,035	27,697	28,732	—
Risk Code 7 — Doubtful	—	—	—	—	790	790	—

Subtotal	$1,412	$887	$—	$2,299	$672,684	$674,983	$—
Less: Unearned origination fees, net of origination costs						$(3,171)

						$671,812	$—

Nonaccrual loans totaled $11.4 million and $12.7 million at December 31, 2010, and 2009, respectively. Interest income which would have been earned on nonaccrual loans for 2010, 2009, and 2008 amounted to $1.2 million, $1.4 million, and $1.9 million, respectively. Nonaccrual loans, by major loan type, are presented below:

December 31, 2010

(In Thousands)

Commercial	$5,207
Construction	2,289
Real estate term	3,527
Home equity lines and other consumer	391

Total	$11,414

At December 31, 2010 and 2009, the recorded investment in loans that are considered to be impaired was $18.3 million and $46.3 million, respectively, (of which $10.5 million and $12.1 million, respectively, were on a nonaccrual basis). A specific allowance of $384,000 was established for $3 million of the $18.3 million of impaired loans in 2010. A specific allowance of $1.9 million was established for $15.7 million of the $46.3 million of impaired loans in 2009. At December 31, 2010 and 2009, the Company had impaired loans of $15.3 million and $30.6 million, respectively, for which no specific allowance was taken due to the fact that fair value exceeded book value for these loans. Management determined the fair value of these loans based on the underlying collateral values. The average recorded investment in impaired loans during the years ended December 31, 2010, 2009, and 2008 was $31.2 million, $60 million and $71.8 million, respectively. For December 31, 2010, 2009, and 2008 the Company recognized interest income on these impaired loans of $564,000, $2.4 million, and $3 million, respectively.

The following table presents information about impaired loans as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)

With no related allowance recorded
Commercial	$4,615	$6,736	$—	$5,573	$296
Construction	5,719	5,798	—	6,344	12
Real estate term	4,725	5,878	—	4,776	190
Home equity lines and other consumer	231	231	—	237	9

	$15,290	$18,643	$—	$16,930	$507
With an allowance recorded
Commercial	$988	$988	$274	$975	$48
Construction	1,724	1,768	74	1,748	—
Real estate term	256	256	36	263	9
Home equity lines and other consumer	—	—	—	—	—

	$2,968	$3,012	$384	$2,986	$57

Total

Commercial	$5,603	$7,724	$274	$6,548	$344
Construction	7,443	7,566	74	8,092	12
Real estate term	4,981	6,134	36	5,039	199
Home equity lines and other consumer	231	231	—	237	9

	$18,258	$21,655	$384	$19,916	$564

The unpaid principle balance included in the table above represents the recorded investment at December 31, 2010 plus amounts charged off for book purposes.

At December 31, 2010 and 2009, there were no loans pledged as collateral to secure public deposits.

At December 31, 2010 and 2009, the Company serviced $79.1 million and $81.1 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2010 and 2009, the Company held $611,000 and $1.2 million, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Maturities of fixed and floating rate accrual loans, excluding loans held for resale, as of December 31, 2010 are as follows:

	Maturity

	Within	Within			Over	Over
	1 Year	1 Year	1-5 Years	1-5 Years	5 Years	5 Years
December 31, 2010	Fixed	Float	Fixed	Float	Fixed	Float	Total

			(In Thousands)

Commercial	$38,038	$62,791	$38,316	$63,658	$7,266	$41,695	$251,764
Construction	35,658	11,908	221	—	12,544	—	60,331
Real estate term	12,823	18,368	45,274	26,232	19,032	186,872	308,601
Home equity lines and other consumer	922	281	5,892	2,745	25,829	7,204	42,873

Total	$87,441	$93,348	$89,703	$92,635	$64,671	$235,771	$663,569

During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. All loans purchased and sold in 2010 and 2009 were newly originated loans that did not affect nonperforming loans. The Company purchased $70.4 million and sold $64.9 million in residential loans during 2010 and recognized $23,000 in gains related to these transactions in 2010. The Company purchased and sold $75.1 million in residential loans during 2009 and recognized $64,000 in gains related to these transactions in 2009. There were $5.6 million in loans held for sale as of December 31, 2010 and none held at December 31, 2009.

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as insurance placement and architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2010	2009

	(In Thousands)

Balance, beginning of the year	$974	$890
Loans made	490	631
Repayments or change to nondirector status	772	547

Balance, end of year	$692	$974

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2010 and 2009, were $194,000 and $195,000, respectively.

NOTE 6 —	Allowance for Loan Losses

The Allowance for Loan Losses (“the Allowance”) is management’s best estimate of probable losses inherent in its loan portfolio. Accordingly, the methodology is based on historical loss experience by loan type and internal risk grade with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the Allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including levels of and trends related to past due and nonaccrual loans, net charge-offs or recoveries, and other factors.

The level of the Allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilized its best judgment and information available, the ultimate adequacy of the Allowance is dependent upon a variety of factors beyond the Company’s control including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classification.

The Company’s Allowance consists of three elements: (1) specific valuation allowances based on probable losses on specific loans, (2) general valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted as necessary to reflect the impact of current conditions, and (3) unallocated general valuation allowances based on general economic conditions and other qualitative risk factors bother internal and external to the Company.

The specific valuation allowance is an allocated allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan that is collateral dependent, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.

The general valuation allowance is a general allocated allowance for all other loans that were not impaired as of the balance sheet date. The Company uses a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors to establish this portion of the Allowance. The Company first disaggregates the overall loan portfolio in the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss. After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average three year loss history for each segment and class. This general reserve is then adjusted for qualitative factors, by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

The unallocated general valuation portion of the Allowance is based on several factors including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component or in the specific impairment component of the Allowance and acknowledges the inherent imprecision of all loss prediction models. This portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance. Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following is a detail of the activity in the Allowance as of December 31, 2010:

		Real		Home equity
		estate	Real estate	lines and other
	Commercial	construction	term	consumer	Unallocated	Total

	(In Thousands)

Balance, beginning of year	$3,962	$1,365	$565	$50	$7,166	$13,108
Charge-Offs	(3,919)	(1,519)	(342)	(322)	—	(6,102)
Recoveries	1,490	4	232	91	—	1,817
Provision	4,841	1,185	3,815	922	(5,180)	5,583

Balance, end of year	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Balance, end of year: Individually evaluated for impairment	$274	$74	$36	$—	$—	$384

Balance, end of year: Collectively evaluated for impairment	$6,100	$961	$4,234	$741	$1,986	$14,022

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at December 31, 2010:

				Home equity
		Real estate		lines and other
	Commercial	construction	Real estate term	consumer	Total

	(In Thousands)

Balance, end of year	$256,971	$62,620	$312,128	$43,264	$674,983
Balance, end of year: Individually evaluated for impairment	$5,603	$7,443	$4,981	$231	$18,258

Balance, end of year: Collectively evaluated for impairment	$251,368	$55,177	$307,147	$43,033	$656,725

The following represents the balance of the Allowance as December, 31, 2010 segregated by segment and class:

					Home equity
					lines and
			Real estate	Real estate	other
December 31,	Total	Commercial	Construction	term	consumer	Unallocated

			(In Thousands)

Individually evaluated for impairment:
Risk Code 6 — Substandard	$384	$274	$74	$36	$—	$—
Collectively evaluated for impairment:
Risk Code 3 — Satisfactory	7,999	3,514	813	3,215	457	—
Risk Code 4 — Watch	853	316	8	315	214	—
Risk Code 5 — Special Mention	2,365	2,209	6	103	47	—
Risk Code 6 — Substandard	815	57	134	601	23	—
Risk Code 7 — Doubtful	4	4	—	—	—	—
Unallocated	1,986	—	—	—	—	1,986

	$14,406	$6,374	$1,035	$4,270	$741	$1,986

At December 31, 2010, the Allowance was $14.4 million as compared to balances of $13.1 million and $12.9 million, respectively, at December 31, 2009 and 2008. The increase in the allowance for the loan losses at December 31, 2010 as compared to December 31, 2009 was the result of a $5.6 million provision and $4.3 million in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at December 31, 2010 was 1.70% as compared to 2.67% as of December 31, 2009. The Company’s ratio of the Allowance at December 31, 2010 was 2.14% as compared to 2.00% at December 31, 2009.

At December 31, 2010, the unallocated allowance as a percentage of the total Allowance was 14%. The unallocated allowance as a percentage of the total Allowance was 55% at December 31, 2009 and 41% at December 31, 2008 as reported in the Company’s Form 10-K for the year ended December 31, 2009. The decrease in the unallocated allowance as a percentage of the total Allowance at December 31, 2010 is due primarily to an enhancement to the Company’s methodology. The Company refined its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.

NOTE 7 —	Premises and Equipment

following summarizes the components of premises and equipment:

December 31,	Useful Life	2010	2009

		(In Thousands)

Land		$3,201	$3,201
Vehicle	3 years	—	61
Furniture and equipment	3-7 years	9,639	9,056
Tenant improvements	2-15 years	6,800	6,409
Buildings	39 years	24,756	24,247

Total Premises and Equipment		44,396	42,974
Accumulated depreciation and amortization		(15,348)	(14,451)

Total Premises and Equipment, Net		$29,048	$28,523

Depreciation expense and amortization of leasehold improvements was $1.6 million, $1.6 million, and $1.4 million in 2010, 2009, and 2008, respectively. The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company assumed an existing loan secured by the building of $5.1 million and took out a long-term borrowing to pay the remaining amount of the purchase price.

NOTE 8 —	Other Real Estate Owned

At December 31, 2010 and 2009 the Company held $10.4 million and $17.4 million, respectively, as OREO. The Company recognized negative $1.1 million, $1.1 million and $2.5 million in net operating expenses related to OREO properties in 2010, 2009, and 2008, respectively. The following table details net operating expense related to OREO for the periods indicated:

Years Ended December 31,	2010	$ Change	% Change	2009	$ Change	% Change	2008

	(In Thousands)

Net OREO expense, net rental income and gains on sale:
OREO operating expense	$882	$109	14%	$773	$172	29%	$601
Impairment on OREO	246	(579)	-70%	825	(1,133)	-58%	1,958
Rental income on OREO	(610)	(584)	2246%	(26)	(25)	2500%	(1)
Gains on sale of OREO	(1,663)	(1,210)	267%	(453)	(408)	907%	(45)

Total	$(1,145)	$(2,264)	-202%	$1,119	$(1,394)	-55%	$2,513

NOTE 9 —	Goodwill, Intangibles and Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2010	2009

	(In Thousands)

Intangible assets:
Goodwill	$7,525	$7,524
Core deposits intangible	626	810
NBG customer relationships	546	662

Total	$8,697	$8,996

Prepaid expenses	$5,573	$6,873
Software	432	396
Deferred taxes, net	9,658	14,951
Note receivable from Elliott Cove	544	677
Investment in Elliott Cove	66	(34)
Investment in PWA	1,734	1,778
Investment in RML Holding Company	5,146	4,652
Investment in Low Income Housing Partnerships	5,297	6,158
Bank owned life insurance	2,826	2,719
Taxes receivable	2,517	342
Other assets	1,569	2,297

Total	$35,362	$40,809

Prepaid expenses were $5.6 million and $6.9 million at December 31, 2010 and 2009, respectively. Prepaid expenses included $4.9 million and $6.2 million in prepaid FDIC assessments at December 31, 2010 and 2009, respectively. In accordance with new FDIC regulations, the Company prepaid its FDIC insurance premiums for the fourth quarter ending December 31, 2009 and the fiscal years ending Decembers 31, 2010, 2011, and 2012.

As part of the stock acquisition of Alaska First in October 2007, the Company recorded $1.8 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.

The Company performed goodwill impairment testing at December 31, 2010, December 31, 2009 and March 31, 2009 in accordance with the policy described in Note 1. There was no indication of impairment in the first step of the impairment test at December 31, 2010 and 2009, and accordingly, the Company did not perform the second step. The fair market value of the Company exceeded the carrying value by 6% at December 31, 2010.

At March 31, 2009 there were indications of impairment, and accordingly, the second step was performed. Based on the results of the step 2 analysis, the Company concluded that no impairment existed at that time. The more significant fair value adjustments in the pro forma business combination in the second step were to loans. Also, our step two analysis included adjustments to previously recorded identifiable intangible assets to reflect them at fair value and also included the fair value of additional intangibles not previously recognized (generally related to businesses not acquired in a purchase business combination). The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated balance sheet.

The Company recorded amortization expense of its intangible assets of $299,000, $323,000, and $347,000 in 2010, 2009, and 2008, respectively. Accumulated depreciation for intangible assets was $5.4 million, $5.1 million and $4.8 million at December 31, 2010, 2009 and 2008, respectively.

The future amortization expense required on these assets is as follows:

Year Ending December 31:

(In Thousands)

2011	$276
2012	252
2013	228
2014	204
2015	153
Thereafter	60

Total	$1,173

Affiliates

As of December 31, 2009, the Company owns a 48% equity interest in Elliott Cove, an investment advisory services company, through its wholly-owned subsidiary, NISC. Elliott Cove began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management.

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

The Company owns a 24% interest in the profits of RML, a residential mortgage holding company, and applies the equity method of accounting for its ownership interest in RML. In addition to its ownership interest, the Company provides RML with a line of credit that has a committed amount of $15 million and an outstanding balance of $10.8 million as of December 31, 2010. Additionally, the Company purchased $70.4 million and $75.1 million from RML in 2010 and 2009. The Company did not purchase any loans from RML in 2008.

Below is summary balance sheet and income statement information for RML.

December 31,	2010	2009

	(Unaudited)
	(In Thousands)

Assets
Cash	$10,226	$8,495
Loans held for sale	85,668	67,745
Other assets	12,490	11,562

Total Assets	$108,384	$87,802

Liabilities
Lines of credit	$81,911	$63,975
Other liabilities	6,526	5,884

Total Liabilities	88,437	69,859

Shareholders’ Equity	19,947	17,943

Total Liabilities and Shareholders’ Equity	$108,384	$87,802

Income/expense
Gross income	$24,701	$27,229
Total expense	18,605	18,436
Joint venture allocations	(230)	319
Net Income	$5,866	$9,112

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that PWA and RML are not variable interest entities (“VIEs”). The Company has determined that Elliott Cove is a VIE. However, the Company does not have a controlling interest in Elliott Cove. The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit for which the majority owner of Elliott Cove provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $542,000 as of December 31, 2010. Furthermore, Elliott Cove does not have access to any other financial support through other institutions, nor is it likely that they would be able to obtain additional lines of credit based on their operational losses to date and their resulting lack of equity. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in Elliott Cove based on the following facts and circumstances:

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

c. The Company has no veto rights with respect to decisions affecting the operations of Elliott Cove

The Company has the obligation to absorb losses of Elliott Cove up to its ownership percentage of 47.9%. There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses. Additionally, the Company provides Elliott Cove with a $750,000 line of credit. This line includes a 50% personal guarantee by the majority owner of Elliott Cove. Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to Elliott Cove and which, as a result of its exposure to 50% of any losses incurred on the line of credit that the Company has extended to Elliott Cove, may be greater than the Company’s 47.9% ownership therein.

However, the applicable accounting guidance requires that the Company have both the power to control the activities of Elliott Cove that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits from Elliott Cove that could potentially be significant to Elliott Cove. The Company has determined that the facts and circumstances of its relationship with Elliott Cove including its overall involvement in the operations, decision-making capabilities, and proportionate share in earnings and losses does not satisfy the criteria for a controlling interest because it does not have the power to direct the activities of Elliott Cove according to GAAP.

While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years. Additionally, RML has a history of profitability and has sufficient capital to support its operations. RML had $19.9 million in equity, $108.4 million in assets and net income of $5.9 million as of and for the year ended December 31, 2010. As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML. Therefore, the Company has concluded that RML is not a VIE.

Low Income Housing Partnerships

In December of 2006, September of 2006, and January of 2003 the Company made commitments to invest $3 million each in USA 57, Centerline XXXIII, and Centerline XXII, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen, and eighteen-year period, respectively. The Company expects to fund its remaining $317,000 in commitments on these investments in 2011.

NOTE 10 —	Deposits

At December 31, 2010, the scheduled maturities of certificates of deposit (excluding Alaska CDs, which do not have scheduled maturities) are as follows:

Year Ending December 31:

(In Thousands)

2011	$103,704
2012	20,712
2013	13,425
2014	129
2015	203

Total	$138,173

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of approximately 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. The Company did not have any CDARS certificates of deposits at December 31, 2010. The Company had $3.3 million and $12.2 million in CDARS certificates of deposits at December 31, 2009 and 2008, respectively.

At December 31, 2010 and 2009, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank. At December 31, 2010 and 2009, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.

At December 31, 2010, the Company held $4.9 million in deposits for related parties.

NOTE 11 —	Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 11% of assets, or $120.3 million at December 31, 2010. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company had no outstanding balances on this line at December 31, 2010 and December 31, 2009.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At December 31, 2010, the outstanding balance on this loan is $4.8 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2010.

The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 on the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2010, and 2009, was $620,000 and $690,000, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $91.6 million of loans as collateral to secure available borrowing lines through the discount window of $64.6 million at December 31, 2010. There were no discount window advances outstanding at December 31, 2010 and 2009. The Company paid less than $1,000 in 2010 and $1,146 in interest on this agreement in 2009.

Securities sold under agreements to repurchase were $12.9 million and $6.7 million, respectively, for December 31, 2010 and 2009. The Company was paying 0.49% on these agreements at December 31, 2010 and 2009. The average balance outstanding of securities sold under agreement to repurchase during 2010 and 2009 was $10.2 million and $4.3 million, respectively, and the maximum outstanding at any month-end was $14.2 million and $9.1 million, respectively, during the same time periods. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company had no other borrowings at December 31, 2010 and 2009.

The future principal payments that are required on the Company’s borrowings as of December 31, 2010, are as follows:

Year Ending December 31:

(In Thousands)

2011	$13,635
2012	147
2013	157
2014	4,321

Total	$18,260

NOTE 12 —	Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 3.44% at December 31, 2010. The interest cost to the Company on these debentures was $283,000 in 2010 and $329,000 in 2009. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 1.67% at December 31, 2010. The interest cost to the Company on these debentures was $173,000 in 2010 and $239,000 in 2009. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2 and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 13 —	Interest Expense

Interest expense on deposits and borrowings is presented below:

December 31,	2010	2009	2008

	(In Thousands)

Interest-bearing demand accounts	$176	$170	$578
Money market accounts	673	740	3,306
Savings accounts	1,120	1,240	3,444
Certificates of deposit greater than $100,000	1,533	1,968	2,361
Certificates of deposit less than $100,000	1,171	1,683	2,490
Borrowings	812	1,268	1,723

Total	$5,485	$7,069	$13,902

NOTE 14 —	Income Taxes

At December 31, 2010 and 2009, the Company had $2.5 million and $342,000 in total taxes receivable. The Company realized $841,000 and $769,000 in tax credits related to its investments in low income housing tax credit partnerships for 2010 and 2009, respectively.

Components of the provision for income taxes are as follows:

	Current Tax	Deferred	Total
December 31,	Expense	(Benefit)	Expense

	(In Thousands)

2010:
Federal	$(1,655)	$4,918	$3,263
State	(204)	859	655

Total	$(1,859)	$5,777	$3,918

2009:
Federal	$3,703	$(1,274)	$2,429
State	760	(222)	538

Total	$4,463	$(1,496)	$2,967

2008:
Federal	$5,360	$(2,822)	$2,538
State	1,400	(816)	584

Total	$6,760	$(3,638)	$3,122

The actual expense for 2010, 2009, and 2008, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2010, 2009, and 2008) as follows:

December 31,	2010	2009	2008

	(In Thousands)

Computed “expected” income tax expense	$4,545	$3,743	$3,222
State income taxes, net	426	350	380
Low income housing credits	(841)	(769)	(695)
Other	(212)	(357)	215

Total	$3,918	$2,967	$3,122

The components of the net deferred tax asset are as follows:

December 31,	2010	2009	2008

	(In Thousands)

Deferred Tax Asset:
Allowance for loan losses	$5,912	$10,676	$9,855
Loan fees, net of costs	1,304	1,150	1,115
Depreciation and amortization	698	884	814
Other real estate owned	932	1,279	907
Other	3,743	4,158	4,824

Total Deferred Tax Asset	$12,589	$18,147	$17,515
Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	$(452)	$(936)	$(629)
Intangible amortization	(1,789)	(1,630)	(1,504)
Other	(690)	(630)	(1,620)

Total Deferred Tax Liability	$(2,931)	$(3,196)	$(3,753)

Net Deferred Tax Asset	$9,658	$14,951	$13,762

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

As of December 31, 2010, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2010, 2009, and 2008. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2009, 2008 and 2007.

NOTE 15 —	Comprehensive Income

At December 31, 2010, 2009, and 2008, the related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before Tax	(Expense)
December 31,	Amount	Benefit	Net Amount

	(In Thousands)

2010:
Unrealized net holding gains on investment securities arising during 2010	$(528)	$217	$(311)
Plus: Reclassification adjustment for net realized gain (loss) included in net income	(649)	267	(382)

Net unrealized gains	$(1,177)	$484	$(693)

2009:
Unrealized net holding gains on investment securities arising during 2009	$967	$(397)	$570
Plus: Reclassification adjustment for net realized gain (loss) included in net income	(220)	90	(130)

Net unrealized gains	$747	$(307)	$440

2008:
Unrealized net holding gains on investment securities arising during 2008	$1,290	$(528)	$762
Plus: Reclassification adjustment for net realized gain (loss) included in net income	(146)	60	(86)

Net unrealized gains	$1,144	$(468)	$676

NOTE 16 —	Employee Benefit Plans

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $732,000, $735,000, and $744,000, in 2010, 2009, and 2008, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan for executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $328,000, $328,000, and $302,000, in 2010, 2009, and 2008, respectively, and included these expenses in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2010 and 2009, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.6 million and $2.3 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Company’s net liability under this plan is dependant upon market gains and losses on assets held in the plan. In 2010 and 2009, the Company recognized increases in its liability of $59,000 and $156,000, respectively. For 2008, the Company recognized a $249,000 reduction in its liability related to this plan. These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2010 and 2009, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.5 million and $1.4 million, respectively.

NOTE 17 —	Common Stock

Quarterly cash dividends were paid aggregating to $2.8 million, $2.6 million, and $4.2 million, or $0.44 per share, $0.40 per share, and $0.66 per share, in 2010, 2009, and 2008, respectively. On February 18, 2011, the Board of Directors declared a $0.12 per share cash dividend payable on March 18, 2011, to shareholders of record on March 10, 2011. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5%, or 306,372, of our shares of common stock in the open market. In August of 2004, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 304,283 shares. In June of 2007, the Board of Directors amended the stock repurchase plan and increased the number of shares available under the program by 5% of total shares outstanding, or 305,029 shares. We purchased 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. No repurchases occurred during 2010.

NOTE 18 —	Options

The Company set aside 330,750 shares of authorized stock for the 2004 Stock Incentive Plan (“2004 Plan”) under which it may grant stock options and restricted stock. During the second quarter ended June 30, 2010, the Company’s shareholders approved the 2010 Stock Option Plan (“2010 Plan”) under which it may grant 325,000 shares of stock in the form of stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of shares granted and outstanding under the 2010 Plan and previous stock incentive plans at December 31, 2010 was 351,703. Under the 2010 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at then fair value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock to certain key employees under the 2010 Plan and previous plans. These restricted stock grants cliff vest at the end of a three-year time period.

Activity on options and restricted stock granted under the 2010 Plan is as follows:

	Shares	Weighted	Range of
	Under	Average	Exercise
	Option	Exercise Price	Price

Granted — 2008	58,127	$5.71
Forfeited	(5,021)	13.31
Exercised	(47,657)	7.56

December 31, 2008 outstanding	493,894	$13.16	$7.17-$25.94

Granted — 2009	41,166	$5.21
Forfeited	(1,103)	12.70
Exercised	(60,202)	5.89

December 31, 2009 outstanding	473,755	$13.40	$7.17-$25.94

Granted — 2010	38,260	$5.50
Forfeited	(43,895)	17.55
Exercised	(116,417)	8.31

December 31, 2010 outstanding	351,703	$13.70	$11.31-$25.94

Stock options outstanding and exercisable at December 31, 2010 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2010	396,911	$15.99
Changes during the period:
Granted	11,601	18.13
Forfeited	(40,289)	19.13
Exercised	(101,156)	9.56

Outstanding at December 31, 2010	267,067	$18.04

Options exercisable at December 31, 2010	238,397	$18.29
Unexercisable options at December 31, 2010	28,670	$16.01

Restricted stock outstanding at December 31, 2010 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding at January 1, 2010	76,844	$16.27
Changes during the period:
Granted	26,659	18.13
Vested	(15,261)	23.00
Forfeited	(3,606)	17.08

Outstanding at December 31, 2010	84,636	$15.61

At December 31, 2010, all restricted stock was unvested. No options or restricted stock expired unexercised in 2010.

At December 31, 2010, 2009, and 2008, the weighted-average remaining contractual life of outstanding options and restricted stock was 4.1 years, 4.1 years, and 4.0 years, respectively.

At December 31, 2010, 2009, and 2008, the number of options exercisable was 238,397, 350,787, and 362,815, respectively, and the weighted-average exercise price of those options was $18.29, $15.83, and $14.23, respectively.

The aggregate intrinsic value of options outstanding, exercisable, and unexercisable at December 31, 2010 was $342,000, $246,000, and $95,000, respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2010 is 4.9 and 4.4 years, respectively. The weighted average remaining life of restricted stock outstanding at December 31, 2010 is 1.8 years. No restricted stock is exercisable.

At December 31, 2010, there were 300,545 additional shares available for grant under the plan. The per share fair values of stock options granted during 2010, 2009, and 2008, were calculated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Granted

Stock Options:	Nov. 2010	Nov. 2009	Nov. 2008

Expected option life (years)	7.8	8.4	8.4
Risk free rate	2.16%	3.30%	4.70%
Dividends per Share	$0.48	$0.40	$0.40
Expected volatility factor	28.86%	29.77%	30.21%

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

The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 are as follows:

Years Ended December 31,	2010	2009	2008

	(In Thousands, Except Per Share Data)

Options:
Weighted-average grant-date fair value per share of stock options granted:	$4.42	$4.73	$3.74
Total fair value of shares vested during the period:	112	260	296
Total intrinsic value of options exercised:	781	351	382

Restricted stock units:
Weighted-average grant-date fair value per share of stock options granted:	$18.13	$16.28	$12.74

The Company recognizes the fair value of the stock options and restricted stock as expense over the required service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants previously granted but not fully vested at January 1, 2006 as well as grants made after January 1, 2006 as prescribed by GAAP. As a result, the Company recognized expense of $112,000 on the fair value of stock options and $354,000 on the fair value of restricted stock for a total of $466,000 in stock-based compensation expense for the year ending December 31, 2010. The Company recognized expense of $260,000 on the fair value of stock options and $388,000 on the fair value of restricted stock for a total of $648,000 in stock-based compensation expense for the year ending December 31, 2009. The Company recognized expense of $296,000 on the fair value of stock options and $301,000 on the fair value of restricted stock for a total of $597,000 in stock-based compensation expense for the year ending December 31, 2008.

The unamortized stock-based compensation expense and the weighted average expense period remaining at December 31, 2010 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

	(In Thousands)

Stock options	$110	1.6
Restricted stock	780	1.8

Total	$890	1.7

Proceeds from the exercise of stock options and vesting of restricted stock in 2010, 2009, and 2008 were $968,000, $376,000, and $373,000 respectively. The Company withheld $986,000, $329,000, and $345,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2010, 2009, and 2008, respectively. The intrinsic value of the options that were exercised during 2010, 2009, and 2008 was $1.1 million, $493,000, and $382,000, respectively, which represents the difference between the fair value of the options at the date of exercise and their exercise price. A portion of these options were incentive stock options that were exercised and held by the optionee and not eligible for a tax deduction. At the date of exercise, the intrinsic values of these options was $472,000, $269,000, and $194,000 for 2010, 2009, and 2008, respectively. Thus, the Company’s tax deduction was based on options exercised and sold during 2010, 2009, and 2008 with total intrinsic values of $523,000, $185,000, and $228,000, respectively. The Company recognized tax deductions of $185,000, $26,000, and $66,000 related to the exercise of these stock options during 2010, 2009, and 20, respectively. The Company recognized tax deductions of $115,000, $228,000, and $114,000 for vested restricted stock in 2010, 2009, and 2008, respectively.

NOTE 19 —	Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $1.1 million, $1.2 million, and $1.7 million in 2010, 2009, and 2008, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2010, are as follows:

Year Ending December 31:

(In Thousands)

2011	$748
2012	640
2013	436
2014	427
2015	354
Thereafter	4,381

Total	$6,986

Rental income under leases was $810,000, $850,000 and $463,000 in 2010, 2009, and 2008, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2010, are as follows:

Year Ending December 31:

(In Thousands)

2011	$768
2012	457
2013	138

Total	$1,363

The Company purchased its main office facility for $12.9 million on July 1, 2008. Prior to the purchase, the Company leased the main office facility from an entity in which a former director has an interest. Rent expense under this lease agreement was $582,000 in 2008. The Company believes that the lease agreement was at market terms.

The Company is self-insured for medical, dental, and vision plan benefits provided to employees. The Company has obtained stop-loss insurance to limit total medical claims in any one year to $100,000 per covered individual and $1 million for all medical claims incurred by an individual. The Company has established a liability for outstanding incurred but unreported claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.

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

December 31,	2010	2009

	(In Thousands )

Off-balance sheet commitments:
Commitments to extend credit	$181,305	$166,704
Standby letters of credit	$19,085	$16,913

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

The Company has established as reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets.

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2010, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2010, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2010 and 2009, which explains most of the difference in the capital ratios for the two entities.

Consolidated	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$138,796	15.33%	$72,431	≥ 8.0%	$90,539	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$127,444	14.08%	$36,206	≥ 4.0%	$54,309	≥ 6.0%
Tier I Capital (to average assets)	$127,444	12.15%	$41,957	≥ 4.0%	$52,446	≥ 5.0%
As of December 31, 2009:
Total Capital (to risk-weighted assets)	$131,976	15.24%	$69,279	≥ 8.0%	$86,598	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$121,202	13.98%	$34,679	≥ 4.0%	$52,018	≥ 6.0%
Tier I Capital (to average assets)	$121,202	12.13%	$39,968	≥ 4.0%	$49,960	≥ 5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(In Thousands)

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$129,599	14.36%	$72,200	≥ 8.0%	$90,250	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$118,279	13.11%	$36,088	≥ 4.0%	$54,132	≥ 6.0%
Tier I Capital (to average assets)	$118,279	11.30%	$41,869	≥ 4.0%	$52,336	≥ 5.0%
As of December 31, 2009:
Total Capital (to risk-weighted assets)	$122,625	14.30%	$68,601	≥ 8.0%	$85,752	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$111,879	13.05%	$34,292	≥ 4.0%	$51,439	≥ 6.0%
Tier I Capital (to average assets)	$111,879	11.33%	$39,498	≥ 4.0%	$49,373	≥ 5.0%

NOTE 21 —	Fair Value Measurements

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

Loans Held for Sale:  Due to the short-term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

Loans:  Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the Allowance (see Note 6). Loans are valued using a discounted cash flow methodology and are pooled based on type of interest rate (fixed or adjustable) and maturity. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk. Impaired loans are carried at fair value. Specific valuation allowances are included in the Allowance. The carrying amount of accrued interest receivable approximates its fair value.

Purchased Receivables:  Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.

Accrued Interest Receivable:  Due to the short-term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

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

Accrued Interest Payable: Due to the short-term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

Securities Sold Under Repurchase Agreements: Fair values for securities sold under repurchase agreements are based on their carrying amounts due to their short duration and repricing frequency.

Borrowings: Due to the short-term nature of these instruments, the carrying amount of short-term borrowings reported in the balance sheet approximate the fair value. Fair values for fixed-rate long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.

Junior Subordinated Debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments. Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.

Assets Subject to Nonrecurring Adjustment to Fair Value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets or OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.

The Company uses either in-house evaluations or external appraisals to estimate the fair value of OREO and impaired loans as of each reporting date. In-house appraisals are considered Level 3 inputs and external appraisals are considered Level 2 inputs. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the size of the assets, the location and type of property to be valued and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers and equipment specialists.

The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors. The Company believes that recording other real estate owned that is not fully constructed based on as if complete values is more appropriate than recording other real estate owned that is not fully constructed using as is values. We concluded that as if complete values are appropriate for these types of projects based on the accounting guidance for capitalization of project costs and subsequent measurement of the value of real estate. GAAP specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates. The Company adjusts the carry value of other real estate owned in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.

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

December 31,	2010		2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)

Financial Assets:
Cash and cash equivalents	$66,033	$66,033	$66,721	$66,721
Investment securities	221,138	222,299	187,447	187,678
Loans	662,964	659,650	641,931	616,476
Purchased receivables	16,531	16,531	7,261	7,261
Accrued interest receivable	3,401	3,401	3,986	3,986
Financial Liabilities:
Deposits	$892,136	$890,729	$853,108	$841,629
Accrued interest payable	300	300	394	394
Securities sold under repurchase agreements	12,874	12,874	6,733	6,733
Borrowings	5,386	4,759	5,587	4,941
Junior subordinated debentures	18,558	15,106	18,558	10,111
Unrecognized Financial Instruments:
Commitments to extend credit(a)	$181,305	$1,813	$166,704	$1,667
Standby letters of credit	19,085	191	16,913	169

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)

	(In Thousands)

2010:
Available for sale securities
U.S. Treasury	$20,970	—	$20,970	—
U.S. Government Sponsored Entities	153,339	—	153,339	—
U.S. Agency Mortgage-backed Securities	73		73
Corporate bonds	39,628	—	39,628	—

Total	$214,010	—	$214,010	—

2009:
Available for sale securities
U.S. Treasury	$502	—	$502	—
U.S. Government Sponsored Entities	147,768	—	147,768	—
U.S. Agency Mortgage-backed Securities	87		87
Corporate bonds	29,802	—	29,802	—

Total	$178,159	—	$178,159	—

As of and for the year ending December 31, 2010, no impairment or valuation adjustment was recognized for assets recorded at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs	Total (gains)
	Total	(Level 1)	(Level 2)	(Level 3)	losses

	(In Thousands)

2010:
Loans measured for impairment[1]	$2,968	—	$2,234	$734	$(1,284)
Other real estate owned[2]	640	—	—	640	246

Total	$3,608	—	$2,234	$1,374	$(1,038)

2009:
Loans measured for impairment[1]	$15,691	—	$11,533	$4,158	$(622)
Other real estate owned[2]	7,330	—	—	10,520	825

Total	$23,021	—	$11,533	$14,678	$203

1	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

2	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

NOTE 22 —	Quarterly Results of Operations (Unaudited)

2010 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$12,089	$12,266	$12,569	$12,774
Total interest expense	1,179	1,370	1,466	1,470

Net interest income	10,910	10,896	11,103	11,304
Provision for loan losses	2,416	417	1,375	1,375
Other operating income	3,362	3,200	3,222	2,593
Other operating expense	9,232	8,710	9,788	9,894

Income before provision for income taxes	2,624	4,969	3,162	2,628
Provision for income taxes	675	1,629	912	702

Net Income	1,949	3,340	2,250	1,926
Less: Net income attributable to the noncontrolling interest	101	162	110	26

Net income attributable to Northrim	$1,848	$3,178	$2,140	$1,900
Bancorp

Earnings per share, basic	$0.29	$0.50	$0.34	$0.30

Earnings per share, diluted	$0.28	$0.49	$0.33	$0.29

2009 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31

	(In Thousands Except Per Share Amounts)

Total interest income	$13,344	$13,404	$13,455	$13,287
Total interest expense	1,507	1,662	1,789	2,111

Net interest income	11,837	11,742	11,666	11,176
Provision for loan losses	2,200	1,374	2,117	1,375
Other operating income	2,916	3,159	3,535	3,474
Other operating expense	9,862	10,666	10,417	10,412

Income before provision for income taxes	2,691	2,861	2,667	2,863
Provision for income taxes	649	810	681	827

Net Income	2,042	2,051	1,986	2,036
Less: Net income attributable to the noncontrolling interest	96	102	109	81

Net income attributable to Northrim Bancorp	$1,946	$1,949	$1,877	$1,955

Earnings per share, basic	$0.31	$0.31	$0.29	$0.31

Earnings per share, diluted	$0.30	$0.30	$0.29	$0.31

NOTE 23 —	Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 24 —	Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2010	2009	2008

	(In Thousands)

Assets
Cash	$5,752	$5,220	$5,160
Investment in Northrim Bank	125,762	120,509	114,623
Investment in NISC	1,691	1,866	2,025
Investment in NCT1	248	248	248
Investment in NST2	310	310	310
Due from NISC	593	479	382
Due from Northrim Bank	—	111	14
Other assets	1,523	1,088	678

Total Assets	$135,879	$129,831	$123,440

Liabilities
Junior subordinated debentures	$18,558	$18,558	$18,558
Other liabilities	249	301	234

Total Liabilities	18,807	18,859	18,792
Shareholders’ Equity
Common stock	6,427	6,371	6,331
Additional paid-in capital	52,658	52,139	51,458
Retained earnings	57,339	51,121	45,958
Accumulated other comprehensive income	648	1,341	901

Total Shareholders’ Equity	117,072	110,972	104,648

Total Liabilities and Shareholders’ Equity	$135,879	$129,831	$123,440

Statements of Income for Years Ended:	2010	2009	2008

	(In Thousands)

Income
Interest income	$57	$70	$115
Net income from Northrim Bank	10,246	9,247	7,813
Net loss from NISC	(167)	(67)	(24)
Other income	270	—	30

Total Income	10,406	9,250	7,934
Expense
Interest expense	470	585	998
Administrative and other expenses	1,579	2,137	1,765

Total Expense	2,049	2,722	2,763
Net Income Before Provision for Income Taxes	8,357	6,528	5,171
Income tax expense (benefit)	(709)	(1,199)	(912)

Net Income	$9,066	$7,727	$6,083

Statements of Cash Flows for Years Ended:	2010	2009	2008

	(In Thousands)

Operating Activities:
Net income	$9,066	$7,727	$6,083
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(10,076)	(9,180)	(7,789)
Stock-based compensation	466	648	597
Changes in other assets and liabilities	(568)	(535)	611

Net Cash Used from Operating Activities	(1,112)	(1,340)	(498)
Investing Activities:
Investment in Northrim Bank, NISC, NCT1 & NST2	4,307	3,891	5,795

Net Cash Used by Investing Activities	4,307	3,891	5,795
Financing Activities:
Dividends paid to shareholders	(2,848)	(2,564)	(4,182)
Proceeds from issuance of trust preferred securities	—	—	—
Proceeds from issuance of common stock and excess tax benefits	185	73	94
Repurchase of common stock	—	—	—

Net Cash Provided by Financing Activities	(2,663)	(2,491)	(4,088)
Net Increase by Cash and Cash Equivalents	532	60	1,209

Cash and Cash Equivalents at beginning of period	5,220	5,160	3,951

Cash and Cash Equivalents at end of period	$5,752	$5,220	$5,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation

*R. Marc Langland, 69	Chairman, President, & CEO of the Company, Chairman & CEO of the Bank; Director, Alaska Air Group; Director, Usibelli Coal Mine, Inc.
*Christopher N. Knudson, 57	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Joseph M. Beedle, 59	Executive Vice President of the Company and President of the Bank
Steven L. Hartung, 64	Executive Vice President and Chief Credit Officer of the Company and the Bank

*	Indicates individual serving as both director and executive officer.

Directors/Age	Occupation

Larry S. Cash, 59	President and CEO, RIM Architects LLC (Alaska, Guam, Hawaii and California) since 1986
Mark G. Copeland, 68	Owner and sole member of Strategic Analysis, LLC, a management consulting firm
Ronald A. Davis, 78	Former Vice President, Acordia of Alaska Insurance (full service insurance agency) and Former CEO and Administrator, Tanana Valley Clinic
Anthony Drabek, 63	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation) from 1989 until retirement in 2010; Chairman and President, Koncor Forest Products Co.
Richard L. Lowell, 70	Former President, Ribelin Lowell & Company (insurance brokerage firm)
Irene Sparks Rowan, 69	Former Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries
John C. Swalling, 61	President and Director, Swalling & Associates, P.C. (accounting firm) since 1991
David G. Wight, 70	President and CEO, Alyeska Pipeline Service Company from 2000 until retirement in 2005; and Director, Storm Cat Energy since 2006

In addition to the information provided above, information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Shareholders’ Meeting which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2011 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2011 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2011 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2010 and 2009” in the Company’s definitive proxy statement for the 2011 Annual Shareholders’ Meeting and is incorporated into this report by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

Exhibits

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2009.)
4.1	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
4.2	Indenture dated as of December 16, 2005 (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
4.3	Form of Junior Subordinated Debt Security due 2036 (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
10.36	Employment Agreement with R. Marc Langland dated January 1, 2011 (Incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2011.)
10.37	Employment Agreement with Christopher N. Knudson dated January 1, 2011 (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2011.)
10.38	Employment Agreement with Joseph M. Schierhorn dated January 1, 2011 (Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2011.)
10.39	Employment Agreement with Joseph M. Beedle dated January 1, 2011 (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2011.)
10.40	Employment Agreement with Steven L. Hartung dated January 1, 2011 (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2011.)
21.1	Subsidiaries
23.1	Consent of Moss Adams, LLP
23.2	Consent of KPMG LLP
24.1	Form of Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2010, was $94,761,114.

The number of shares of Northrim BanCorp’s common stock outstanding at March 11, 2010, was 6,429,476.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2011.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2011.

Principal Executive Officer:

/s/  R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/  Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer

R. Marc Langland, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 14, 2011, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling
Christopher N. Knudson	David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland,
as Attorney-in-fact
March 14, 2011

Investor Information

Annual Meeting

Date:	Thursday, May 19, 2011
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

Stock Symbol

Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Stock Market under the symbol, NRIM.

Auditor

For the year ended December 31, 2010: Moss Adams, LLP

For the years ended December 31, 2009 and prior: KPMG LLP

Transfer Agent and Registrar

American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com

Legal Counsel

Davis Wright Tremaine LLP

Information Requests

Below are options for obtaining Northrim’s investor information:

•	Visit our home page, www.northrim.com, and click on the “For Investors” section for stock information and copies of earnings and dividend releases.

•	If you would like to have investor information mailed to you, send a request to investors@nrim.com or call our Corporate Secretary at (907) 261-3301.

Written requests should be mailed to the following address:
Corporate Secretary
Northrim Bank
P.O. Box 241489
Anchorage, Alaska 99524-1489

Telephone: (907) 562-0062
Fax: (907) 562-1758
E-mail: investors@nrim.com
Web site: http://www.northrim.com