Form 10-Q
period 2011-03-31
NORTHRIM BANCORP INC
filed 2011-05-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at May 9, 2011 was 6,430,267.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
March 31, 2011, December 31, 2010 and March 31, 2010

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)

ASSETS
Cash and due from banks	$29,109	$15,953	$18,920
Overnight investments	138,707	50,080	59,259

Investment securities available for sale	181,800	214,010	164,017
Investment securities held to maturity	6,068	6,125	7,666

Total portfolio investments	187,868	220,135	171,683

Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Loans held for sale	—	5,558	—
Loans	654,341	671,812	646,917
Allowance for loan losses	(15,139)	(14,406)	(14,046)

Net loans	639,202	662,964	632,871
Purchased receivables,net	13,611	16,531	6,962
Accrued interest receivable	3,184	3,401	3,683
Premises and equipment, net	28,827	29,048	28,140
Goodwill and intangible assets	8,626	8,697	8,920
Other real estate owned	10,343	10,355	16,065
Other assets	34,183	35,362	40,050

Total assets	$1,095,663	$1,054,529	$988,556

LIABILITIES
Deposits:
Demand	$340,943	$289,061	$260,817
Interest-bearing demand	133,031	138,072	120,373
Savings	76,058	77,411	70,033
Alaska CDs	96,919	100,315	111,019
Money market	151,594	149,104	126,156
Certificates of deposit less than $100,000	51,931	53,858	61,287
Certificates of deposit greater than $100,000	82,748	84,315	85,370

Total deposits	933,224	892,136	835,055

Securities sold under repurchase agreements	11,595	12,874	8,997
Borrowings	5,421	5,386	5,594
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,091	8,453	7,938

Total liabilities	976,889	937,407	876,142

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,429,476, 6,427,237 and 6,386,925 shares issued and outstanding at March 31, 2011, December 31, 2010, and March 31, 2010, respectively	6,429	6,427	6,387
Additional paid-in capital	52,807	52,658	52,355
Retained earnings	59,012	57,339	52,374
Accumulated other comprehensive income	498	648	1,295

Total Northrim BanCorp shareholders’ equity	118,746	117,072	112,411

Noncontrolling interest	28	50	3

Total shareholders’ equity	118,774	117,122	112,414

Total liabilities and shareholders’ equity	$1,095,663	$1,054,529	$988,556

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,687	$11,422
Interest on investment securities-available for sale	871	1,254
Interest on investment securities-held to maturity	61	75
Interest on overnight investments	33	23

Total Interest Income	11,652	12,774

Interest Expense
Interest expense on deposits, borrowings and junior subordianted debentures	977	1,470

Net Interest Income	10,675	11,304

Provision for loan losses	549	1,375

Net Interest Income After Provision for Loan Losses	10,126	9,929

Other Operating Income
Purchased receivable income	626	314
Service charges on deposit accounts	524	700
Employee benefit plan income	500	421
Electronic banking income	449	400
Gain on sale of securities	263	281
Equity in earnings (loss) from Elliott Cove	(7)	5
Equity in (loss) from RML	(52)	(73)
Other income	475	545

Total Other Operating Income	2,778	2,593

Other Operating Expense
Salaries and other personnel expense	5,316	5,620
Occupancy	910	919
Marketing expense	437	439
Insurance expense	436	558
Professional and outside services	337	242
Equipment expense	304	273
Software expense	240	219
Amortization of low income housing tax investments	216	226
Internet banking expense	153	146
Operation losses, net	79	73
Intangible asset amortization expense	70	76
Impairment on purchased receivables, net	2	1
OREO (income) expense, net of rental income and gains on sale	(139)	102
Other operating expense	965	1,000

Total Other Operating Expense	9,326	9,894

Income Before Provision for Income Taxes	3,578	2,628
Provision for income taxes	1,034	702

Net Income	2,544	1,926
Less: Net income attributable to the noncontrolling interest	89	26

Net Income Attributable to Northrim BanCorp	$2,455	$1,900

Earnings Per Share, Basic	$0.38	$0.30

Earnings Per Share, Diluted	$0.37	$0.29

Weighted Average Shares Outstanding, Basic	6,428,730	6,385,760

Weighted Average Shares Outstanding, Diluted	6,548,480	6,468,310

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
				(Unaudited)
				(In Thousands)
Three months ending March 31, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	—	—	—	(647)	—	—	(647)
Stock option expense	—	—	129	—	—	—	129
Exercise of stock options	16	16	(15)	—	—	—	1
Excess tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Distributions to noncontrolling interest	—	—	—	—	—	(71)	(71)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(46)	—	(46)

Net income attributable to the noncontrolling interest	—	—	—	—	—	26	26
Net income attributable to Northrim BanCorp	—	—	—	1,900	—	—	1,900

Total Comprehensive Income							1,880

Balance as of March 31, 2010	6,387	$6,387	$52,355	$52,374	$1,295	$3	$112,414

Three months ending March 31, 2011:
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

Cash dividend declared	—	—	—	(782)	—	—	(782)
Stock option expense	—	—	134	—	—	—	134
Exercise of stock options	2	2	(2)	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	17	—	—	—	17
Distributions to noncontrolling interest	—	—	—	—	—	(111)	(111)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale investment securities, net of related income tax effect	—	—	—	—	(150)	—	(150)

Net income attributable to the noncontrolling interest	—	—	—	—	—	89	89
Net income attributable to Northrim BanCorp	—	—	—	2,455	—	—	2,455

Total Comprehensive Income							2,394

Balance as of March 31, 2011	6,429	$6,429	$52,807	$59,012	$498	$28	$118,774

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$2,544	$1,926
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(263)	(281)
Depreciation and amortization of premises and equipment	436	385
Amortization of software	51	40
Intangible asset amortization	70	76
Amortization of investment security premium, net of discount accretion	69	40
Deferred tax (benefit) liability	(505)	1,770
Stock-based compensation	134	129
Excess tax benefits from share-based payment arrangements	(17)	(102)
Deferral of loan fees and costs, net	(210)	(221)
Provision for loan losses	549	1,375
Purchased receivable loss (recovery)	2	1
Proceeds from the sale of loans held for sale	5,558	—
Gain on sale of other real estate owned	(72)	(70)
Impairment on other real estate owned	—	176
Proceeds in excess of earnings from RML	301	245
Equity in loss (income) from Elliott Cove	7	(5)
Decrease in accrued interest receivable	217	303
(Increase) decrease in other assets	1,367	(1,143)
Decrease (increase) of deferred gain on sales of other real estate owned	68	49
Decrease (increase) of other liabilities	(517)	(89)

Net Cash (Used) Provided by Operating Activities	9,789	4,604

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(31,839)	(26,028)
Purchases of investment securities-held-to-maturity	—	(517)
Proceeds from sales/maturities of securities-available-for-sale	63,991	40,334
Proceeds from calls/maturities of securities-held-to-maturity	55	135
Investment in (repayment from) purchased receivables	2,918	298
Loan paydowns, net of new advances	16,891	7,162
Proceeds from sale of other real estate owned	1,140	1,981
Investment in other real estate owned	(14)	(4)
Loan to Elliott Cove, net of repayments	75	(43)
Purchases of premises and equipment	(215)	(2)
Purchases of software	(12)	(73)

Net Cash (Used) Provided by Investing Activities	52,990	23,243

Financing Activities:
(Decrease) increase in deposits	41,088	(20,317)
(Decrease) increase in securities sold under repurchase agreements	(1,279)	2,264
Increase in borrowings	35	2,271
Distributions to noncontrolling interest	(111)	(71)
Proceeds from issuance of common stock	—	1
Excess tax benefits from share-based payment arrangements	17	102
Cash dividends paid	(746)	(639)

Net Cash (Used) Provided by Financing Activities	39,004	(16,389)

Net Increase in Cash and Cash Equivalents	101,783	11,458
Cash and Cash Equivalents at Beginning of Period	66,033	66,721

Cash and Cash Equivalents at End of Period	$167,816	$78,179

Supplemental Information:
Income taxes paid	$4	$4
Interest paid	$1,015	$1,456
Transfer of loans to other real estate owned	$974	$744
Loans made to facilitate sales of other real estate owned	$417	$291
Cash dividends declared but not paid	$36	$8

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011 and 2010
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended March 31, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
2. Significant Accounting Policies and Recent Accounting Pronouncements
     The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties in order to determine when a restructured loan is a troubled debt restructuring. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after June 15, 2011, and must be applied retrospectively to the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
3. Investment Securities
     The carrying values and approximate fair values of investment securities at March 31, 2011 and 2010, respectively, are presented below. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were nine and five securities with unrealized losses as of March 31, 2011 and 2010, respectively, that had been in a loss position for less than twelve months. There were no securities with unrealized losses as of March 31, 2011 and 2010 that had been in a loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31,	Cost	Gains	Losses	Fair Value

	(In Thousands)
2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$145,745	$343	$407	$145,681
Muncipal Securities	12,080	177	—	12,257
U.S. Agency Mortgage-backed Securities	66	3	—	69
Corporate bonds	23,061	740	8	23,793

Total securities available for sale	$180,952	$1,263	$415	$181,800

Securities held to maturity
Municipal securities	$6,068	$173	$—	$6,241

Total securities held to maturity	$6,068	$173	$—	$6,241

2010:
Securities available for sale
U.S. Treasury and government sponsored entities	$127,730	$768	$115	$128,383
Muncipal Securities	6,179	109	—	6,288
U.S. Agency Mortgage-backed Securities	82	2	—	84
Corporate bonds	27,827	1,435	—	29,262

Total securities available for sale	$161,818	$2,314	$115	$164,017

Securities Held to Maturity
Municipal Securities	$7,666	$224	$3	$7,887

Total securities held to maturity	$7,666	$224	$3	$7,887

     The amortized cost and fair values of debt securities at March 31, 2011, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

		(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$3,297	$3,380	3.06%
1-5 years	142,448	142,301	0.96%

Total	$145,745	$145,681	1.00%

U.S. Agency Mortgage-backed securities
5-10 years	$66	$69	4.45%

Total	$66	$69	4.45%

Corporate bonds
Within 1 year	$—	$—	0.00%
1-5 years	8,544	8,986	3.41%
5-10 years	14,517	14,807	2.27%

Total	$23,061	$23,793	2.69%

Municipal securities
Within 1 year	$2,547	$2,561	3.46%
1-5 years	5,323	5,455	2.78%
5-10 years	7,128	7,291	4.24%
Over 10 years	3,150	3,191	4.79%

Total	$18,148	$18,498	3.80%

     The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2011 and 2010, respectively, are as follows:

		Gross	Gross
March 31,	Proceeds	Gains	Losses

	(In Thousands)
2011:
Available for sale securities	$6,987	$263	$—
2010:
Available for sale securities	$7,332	$281	$—

     A summary of interest income for the three months ending March 31, 2011 and 2010 on available for sale investment securities is as follows:

March 31,	2011	2010

	(In Thousands)
US Treasury and government sponsored entities	$456	$835
U.S. Agency Mortgage-backed Securities	1	1
Other	310	348

Total taxable interest income	$767	$1,184

Municipal Securities	104	70

Total tax-exempt interest income	104	70

Total	$871	$1,254

     For the periods ending March 31, 2011, December 31, 2010 and March 31, 2010, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2011, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the three-month period ending March 31, 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
     The Company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively. Additionally, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2011, December 31, 2010 or March 31, 2010.
4. Loans
     The composition of the loan portfolio, excluding loans held for resale, is presented below:

	March 31, 2011		December 31, 2010		March 31, 2010
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(In Thousands)
Commercial	$241,540	37%	$256,971	38%	$248,873	38%
Real estate construction	62,082	9%	62,620	9%	54,238	8%
Real estate term	311,080	48%	312,128	46%	298,887	46%
Home equity lines and other consumer	42,600	7%	43,264	6%	47,496	7%

Subtotal	$657,302		$674,983		$649,494
Less: Unearned origination fee, net of origination costs	(2,961)	0%	(3,171)	0%	(2,577)	0%

Total loans	$654,341		$671,812		$646,917

     At March 31, 2011, approximately 27% of the portfolio was scheduled to mature over the next 12 months, and 28% was scheduled to mature between April 1, 2012, and March 31, 2016.

          As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. The Company utilizes a risk grading matrix to assign a risk classification to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk classifications are as follows:
•	Risk Code 1 — Excellent: Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity. Cash flow has been consistent and is well in excess of debt servicing requirements. Loans in this grade may secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. Government, and other approved governments and financial institutions. Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established by Standard & Poor’s.

•	Risk Code 2 — Good: Loans in this grade are those to borrowers who have demonstrated satisfactory asset quality, earnings history, liquidity and other adequate margins of creditor protection. Borrowers exhibit positive fundamentals in terms of working capital, cash flow sufficient to service the debt, and debt to worth ratios. Borrowers for loans in this grade are capable of absorbing normal economic or other setbacks without difficulty. The borrower may exhibit some weaknesses or varying historical profitability. Management is considered adequate in all cases. Borrowing facilities may be unsecured or secured by customary acceptable collateral with well-defined market values. Additional support for the loan is available from secondary repayment sources and/or adequate guarantors.

•	Risk Code 3 — Satisfactory: Loans in this grade represent moderate credit risk due to some instability in borrower capacity and financial condition. These loans generally require average loan officer attention. Characteristics of assets in this classification may include: marginal debt service coverage, newly established ventures, limited or unstable earnings history, some difficulty in absorbing normal setbacks, and atypical maturities, collateral or other exceptions to established loan policies. In all cases, such weaknesses are offset by well secured collateral positions and/or acceptable guarantors.

•	Risk Code 4 — Watch List: Loans in this grade are acceptable, but additional attention is needed. This is an interim classification reserved for loans that are intrinsically creditworthy but which require specific attention. Loans may have documentation deficiencies that are deemed correctable, may be contrary to current lending policies, or may have insufficient credit or financial information. Loans in this grade may also be characterized by borrower failure to comply with loan covenants or to provide other required information. If such conditions are not resolved within 90 days from the date of the assignment of Risk Code 4, the loan may warrant further downgrade.

•	Risk Code 5 — Special Mention: Loans in this grade have had a deterioration of financial condition or collateral value, but are still reasonably secured by collateral or net worth of the borrower. Although the Company is presently protected from loss, potential weaknesses are apparent which, if not corrected, could cause future problems. Loans in this classification warrant more than the ordinary amount of attention but have not yet reached the point of concern for loss. Loans in this category have deteriorated sufficiently that they would have difficulty in refinancing. Loans in this classification may show one or more of the following characteristics: inadequate loan documentation, deteriorating financial condition or control over collateral, economic or market conditions which may adversely impact the borrower in the future, unreliable or insufficient credit or collateral information, adverse trends in operations that are not yet jeopardizing repayment, or adverse trends in secondary repayment sources.

•	Risk Code 6 — Substandard: Loans in this grade are no longer adequately protected due to declining net worth of the borrower, lack of earning capacity, or insufficient collateral. The possibility for loss of some portion of the loan principal cannot be ruled out. Loans in this grade exhibit well-defined

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
          A risk rating is assigned for each loan at origination. The risk ratings for commercial, real estate construction, and real estate term loans may change throughout the life of the loan as a multitude of risk factors change. The risk rating for consumer loans may change as loans become delinquent. Delinquent loans are those that are thirty days or more past due.
          The loan portfolio, segmented by risk class at March 31, 2011, is shown below:

				Home equity
		Real estate		lines and other
	Commercial	construction	Real estate term	consumer	Total

	(In Thousands)
Risk Code 1 - Excellent	$891	$—	$—	$701	$1,592
Risk Code 2 - Good	79,425	326	65,430	943	146,124
Risk Code 3 - Satisfactory	127,985	47,862	229,595	37,764	443,206
Risk Code 4 - Watch	11,549	3,229	2,429	2,108	19,315
Risk Code 5 - Special Mention	15,180	—	3,199	560	18,939
Risk Code 6 - Substandard	5,932	10,665	10,427	524	27,548
Risk Code 7 - Doubtful	578	—	—	—	578

Subtotal	$241,540	$62,082	$311,080	$42,600	$657,302
Less: Unearned origination fees, net of origination costs					(2,961)

					$654,341

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
          Nonaccrual loans totaled $10.3 million, $11.4 million and $13.9 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Nonaccrual loans, by major loan type, are presented below:

(In Thousands)
Commercial	$4,514
Real estate construction	2,184
Real estate term	3,239
Home equity lines and other consumer	385

Total	$10,322

          Past due loans at March 31, 2011 are presented below:

							Recorded
	30-59						Investment > 90
	DaysPast	60-89 Days	Greater Than	Total Past		Total Financing	Days and
	Due	Past Due	90 Days	Due	Current	Receivables	Accruing

	(In Thousands)
Risk Code 1 - Excellent	$—	$—	$—	$—	$1,592	$1,592	$—
Risk Code 2 - Good	—	—	—	—	146,124	146,124	—
Risk Code 3 - Satisfactory	813	—	—	813	442,393	443,206	—
Risk Code 4 - Watch	—	—	—	—	19,315	19,315	—
Risk Code 5 - Special Mention	1,151	13	—	1,164	17,775	18,939	—
Risk Code 6 - Substandard	1,498	24	—	1,522	26,026	27,548	—
Risk Code 7 - Doubtful	—	—	—	—	578	578	—

Subtotal	$3,462	$37	$—	$3,499	$653,803	$657,302	$—
Less: Unearned origination fees, net of origination costs						(2,961)

						$654,341	$—

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
          At March 31, 2011, December 31, 2010 and March 31, 2010, the recorded investment in loans that are considered to be impaired was $14.1 million, $18.3 million $44 million, respectively. The following table presents information about impaired loans as of March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In Thousands)
With no related allowance recorded
Commercial	$3,663	$4,261	$—	$3,703	$14
Real estate construction	1,599	1,678	—	1,616	—
Real estate term	5,886	5,886	—	5,848	57
Home equity lines and other consumer	215	215	—	202	1

	$11,363	$12,040	$—	$11,369	$72
With an allowance recorded
Commercial	$885	$885	$415	$891	$1
Real estate construction	1,568	1,613	57	1,573	—
Real estate term	251	251	62	253	—
Home equity lines and other consumer	50	50	11	50	—

	$2,754	$2,799	$545	$2,767	$1
Total

Commercial	$4,548	$5,146	$415	$4,594	$15
Real estate construction	3,167	3,291	57	3,189	—
Real estate term	6,137	6,137	62	6,101	57
Home equity lines and other consumer	265	265	11	252	1

	$14,117	$14,839	$545	$14,136	$73

          The unpaid principle balance included in the table above represents the recorded investment at March 31, 2011 and amounts charged off for book purposes.
          Loans held for sale: The Company has purchased residential loans from our mortgage affiliate, RML Holding Company (“RML”), from time to time since 1998. The Company then sells these loans in the secondary market. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. The Company sold $5.6 million in loans in the three-month period ending March 31, 2011. The Company did not purchase any loans in the three-month period ending March 31, 2011, and the Company did not purchase or sell any loans in the three-month period ending March 31, 2010.

5. Allowance for Loan Losses
     The following table details activity in the Allowance for Loan Losses (“Allowance”) for the quarter ended March 31, 2011:

				Home equity
		Real estate		lines and other
	Commercial	construction	Real estate term	consumer	Unallocated	Total

	(In Thousands)
Balance, beginning of period	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(473)	—	—	—	—	(473)
Recoveries	590	1	53	13	—	657
Provision	(353)	840	(18)	(153)	233	549

Balance, end of period	$6,138	$1,876	$4,305	$601	$2,219	$15,139

Balance, end of period: Individually evaluated for impairment	$415	$57	$62	$11	$—	$545

Balance, end of period: Collectively evaluated for impairment	$5,723	$1,819	$4,243	$590	$2,219	$14,594

     The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at March 31, 2011:

				Home equity
		Real estate		lines and other
	Commercial	construction	Real estate term	consumer	Total

	(In Thousands)
Balance, end of period	$241,540	$62,082	$311,080	$42,600	$657,302

Balance, end of period: Individually evaluated for impairment	$4,548	$3,167	$6,137	$265	$14,117

Balance, end of period: Collectively evaluated for impairment	$236,992	$58,915	$304,943	$42,335	$643,185

          The following represents the balance of the Allowance as March 31, 2011 segregated by segment and class:

					Home equity
			Real estate	Real estate	lines and other
	Total	Commercial	Construction	term	consumer	Unallocated

	(In Thousands)
Individually evaluated for impairment:
Risk Code 6 - Substandard	$545	$415	$57	$62	$11	$—

Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	8,835	3,333	1,407	3,559	536	—
Risk Code 4 - Watch	622	432	81	92	17	—
Risk Code 5 - Special Mention	1,953	1,834	—	83	36	—
Risk Code 6 - Substandard	960	119	331	509	1	—
Risk Code 7 - Doubtful	5	5	—	—	—	—
Unallocated	2,219	—	—	—	—	2,219

	$15,139	$6,138	$1,876	$4,305	$601	$2,219

          At March 31, 2011, the Allowance was $15.1 million, and the Company’s ratio of nonperforming loans compared to portfolio loans was 1.80%. The Company’s ratio of Allowance compared to portfolio loans at March 31, 2011 was 2.31%.
6. Goodwill and Other Intangibles
          The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no indication of impairment as of March 31, 2011. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2011 for goodwill impairment, if, for example, our stock price declines and continues to trade at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.
7. Variable Interest Entities
          The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that Elliott Cove is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 40.8% equity interest in Elliott Cove, an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit for which the majority owner of Elliott Cove provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $437,000 as of March 31, 2011. Furthermore, Elliott Cove does not have access to any other financial support through other institutions, nor is it likely that they would be able to obtain additional lines of credit based on their operational losses to date and their resulting lack of equity. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in Elliott Cove based on the following facts and circumstances:
a.	Neither the Company nor any members of the Company’s management have control over the budgeting or operational processes of Elliott Cove.

b.	While the President, CEO and Chairman of the Company is a member of Elliott Cove’s board, he does not exert influence on decisions beyond Northrim Investment Services Company’s ownership percentage in Elliott Cove.

c.	The Company has no veto rights with respect to decisions affecting the operations of Elliott Cove.
          The Company has the obligation to absorb losses of Elliott Cove up to its ownership percentage of 40.8%. There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses. Additionally, the Company provides Elliott Cove with a $750,000 line of credit. This line includes a 50% personal guarantee by the majority owner of Elliott Cove. Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to Elliott Cove and which, as a result of it’s exposure to 50% of any losses incurred on the line of credit that the Company has extended to Elliott Cove, may be greater than the Company’s 40.8% ownership therein.
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
          The Company also provides a line of credit to our mortgage affiliate, RML. While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years. Additionally, RML has a history of profitability and has sufficient capital to support its operations. RML had $19.9 million in equity, $108.4 million in assets and net income of $5.9 million as of and for the year ended December 31, 2010 (see Note 9 in the Company’s Form 10-K for the year ended December 31, 2010). As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML. Therefore, the Company has concluded that RML is not a VIE.
8. Deposit Activities
          Total deposits at March 31, 2011, December 31, 2010 and March 31, 2010 were $933.2 million, $892.1 million and $835.1 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2011, the Company had $134.7 million in certificates of deposit as compared to certificates of deposit of $138.2 million and $146.7 million, for the periods ending December 31, 2010 and March 31, 2010, respectively. At March 31, 2011, $96.4 million, or 72%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $103.7 million, or 75%, of total certificates of deposit at December 31, 2010, and $107.5 million, or 73%, of total certificates of deposit at March 31, 2010.
9. Stock Incentive Plan
          The Company set aside 325,000 shares of authorized stock for the 2010 Stock Incentive Plan (“2010 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of stock options and restricted stock units outstanding under the 2010 Plan and previous stock incentive plans at March 31, 2011 was 351,703. Under the 2010 plan and previous stock incentive plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2010 Plan and previous stock incentive plans. These restricted stock grants cliff vest at the end of a three-year time period.
          The Company recognized expenses of $117,000 and $94,000 on the fair value of restricted stock units and $17,000 and $35,000 on the fair value of stock options for a total of $134,000 and $129,000 in stock-based compensation expense for the three-month periods ending March 31, 2011 and 2010, respectively.
          Proceeds from the exercise of stock options for the three months ended March 31, 2011 and 2010 were $76,000 and $497,000, respectively. The Company withheld shares valued at $76,000 and $496,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month period ending March 31, 2011 and 2010, respectively. The Company recognized tax deductions of $17,000 and $102,000 related to the exercise of these stock options during the quarters ended March 31, 2011 and 2010, respectively.
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
Loans: Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk. Credit risk is primarily addressed in the financial statements through the Allowance (see Note 4). Loans are valued using a discounted cash flow methodology and are pooled based on type of interest rate (fixed or adjustable) and maturity. A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk. Impaired loans are carried at fair value. Specific valuation allowances are included in the Allowance.
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
Accrued Interest Payable: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
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
          Estimated fair values as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)
Financial assets:
Cash and cash equivalents	$167,816	$167,816	$66,033	$66,033
Investment securities	187,868	190,044	220,135	222,299
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003	2,003
Loans	639,202	636,007	662,964	659,650
Loans held for sale	—	—	5,558	5,558
Purchased receivables	13,611	13,611	16,531	16,531
Accrued interest receivable	3,184	3,184	3,401	3,401

Financial liabilities:
Deposits	$933,224	$932,150	$892,136	$890,729
Accrued interest payable	262	262	300	300
Securities sold under repurchase agreements	11,595	11,595	12,874	12,874
Borrowings	5,421	4,774	5,386	4,759
Junior subordinated debentures	18,558	15,106	18,558	15,106

Unrecognized financial instruments:
Commitments to extend credit(1)	$198,437	$1,984	$181,305	$1,813
Standby letters of credit(1)	19,290	193	19,085	191

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.
          The following table sets forth the balances as of March 31, 2011 and 2010, respectively, of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)

	(In Thousands)
2011:
Available for sale securities
U.S. Treasury and government sponsored entities	$145,681	—	$145,681	—
Municipal Securities	12,257	—	12,257	—
U.S. Agency Mortgage-backed Securities	69		69
Corporate bonds	23,793	—	23,793	—

Total	$181,800	—	$181,800	—

2010:
Available for sale securities
U.S. Treasury and government sponsored entities	$128,383	—	$128,383	—
Municipal Securities	6,288	—	6,288	—
U.S. Agency Mortgage-backed Securities	84		84
Corporate bonds	29,262	—	29,262	—

Total	$164,017	—	$164,017	—

          As of and for the three months ending March 31, 2011 and 2010, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable Inputs	Total (gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses

	(In Thousands)
2011:
Loans measured for impairment[1]	$2,754	—	$2,219	$535	$162

Total	$2,754	—	$2,219	$535	$162

2010:
Loans measured for impairment[1]	$12,651	—	$8,480	$4,171	$258
Other real estate owned[2]	498	—	—	498	176

Total	$13,149	—	$8,480	$4,669	$434

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.
          For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This discussion should be read in conjunction with the unaudited financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
          The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the Allowance, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K as of December 31, 2010. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.
          See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements that became effective in 2011 and discussion of the impact of their adoption on the Company’s consolidated financial statements.
Economic Conditions
          Rich in natural resources, Alaska’s economy has benefited from strong mineral, oil, fish and other commodities prices, and stable real estate markets. The housing market in the state continues to be stronger than the lower 48 states, with the third lowest level of delinquencies and second lowest level of foreclosed homes, according to the fourth quarter 2010 National Mortgage Bankers Association survey of delinquencies and foreclosures for 1-4 unit residences.
          Alaska continued positive growth in 2010 in both income and jobs. Management expects flat market prices for real estate in Anchorage, Alaska in 2011. As in 2010, management expects commercial and residential construction to be the industry’s weak links. Plans for office and retail space are modest, and residential permit activity remains soft. Management believes that the number of new residential permits issued in 2011 will remain low as compared to historical trends. Public construction is expected to remain strong with robust activity on Anchorage’s military bases, stimulus money in the pipeline, and healthy capital budgets from state and local government. The Army Corps of Engineers plans a long list of multimillion-dollar projects for the Anchorage and Fairbanks military bases. The budget for highway construction is expected to remain at least at last year’s levels. The recently passed statewide bond package of nearly $400 million, which includes a new University of Alaska Anchorage sports center, is welcome news for Anchorage contractors.
Highlights and Summary of Performance — First Quarter of 2011
•	Northrim continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 14.97% at March 31, 2011 as compared to 14.08% at December 31, 2010 and 14.31% a year ago.

•	Northrim’s tangible common equity to tangible assets at quarter end was 10.13%, down from 10.56% a year earlier and the previous quarter which was 10.36%. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 10.84% at March 31, 2011 as compared to 11.11% at December 31, 2010 and 11.37% at March 31, 2010.

•	The net interest margin increased to 4.72% for the first quarter of 2011, up from 4.57% in the fourth quarter of 2010, but down from 5.34% in the first quarter of 2010.

•	Book value at March 31, 2011 was $18.47 per share and tangible book value was $17.13 per share, up from $17.60 and $16.20, respectively, a year earlier, and $18.21 and $16.86 at December 31, 2010. Tangible book value is shareholder’s equity, less intangible assets, divided by common stock outstanding.

•	The Allowance continued to increase, now totaling 2.31% of total portfolio loans at March 31, 2011, compared to 2.17% at March 31, 2010 and 2.14% at December 31, 2010. The Allowance to nonperforming loans also increased to 128.42% from 90.25% a year ago and 126.21% from December 31, 2010.
          The Company reported net income and diluted earnings per share of $2.5 million and $0.37, respectively, for the quarter ending March 31, 2011 compared to net income and diluted earnings per share of $1.9 million and $0.29, respectively, for the quarter ending March 31, 2010. The increase in net income from the prior year was attributable to decreases in the provision for loan losses and other operating expense and an increase in other operating income. These changes were partially offset by a decrease in net interest income and an increase in the provision for income taxes for the quarter ending March 31, 2011.
          Northrim’s total assets grew 11% to $1.1 billion at March 31, 2011 from $989 million at March 31, 2010, with significant increases in portfolio investments, overnight investments, and cash and due from banks. Total assets at December 31, 2010 were also $1.1 million. The loan portfolio increased 1% in the first quarter of 2011 to $654 million from $647 million a year ago. This increase in the loan portfolio in the first quarter of 2011 was primarily due to increases in real estate term and construction loans which were partially offset by a lower level of commercial loans.
Credit Quality and Nonperforming Assets
          Nonperforming assets at March 31, 2011, declined by $9.4 million year-over-year and increased

$363,000 from the preceding quarter. The increase of $363,000 in nonperforming assets at March 31, 2011 as compared to December 31, 2010 resulted from a $1.5 million increase in troubled debt restructurings, which was partially offset by a $1.1 million decrease in nonaccrual loans. There are three troubled debt restructurings at March 31, 2011, and all three borrowers are current on payments and have pledged substantial collateral; however, the borrowers were granted an interest rate concession. As a result, these loans are classified as nonperforming assets. The risk profile of the loan portfolio improved at March 31, 2011 as compared to March 31, 2010 as a result of the following developments:
•	Nonperforming loans totaled $11.8 million, or 1.80% of total portfolio loans at March 31, 2011, compared to $15.6 million, or 2.41% of total portfolio loans a year ago and $11.4 million , or 1.70% of total portfolio loans at December 31, 2010.

•	The $4.3 million condominium conversion project in Anchorage that moved into OREO during the fourth quarter of 2009 continues to generate rental income producing an average yield of approximately 2.6% for the first quarter of 2011. Of the 68 original units, 39 condos have been sold and 24 are rented at March 31, 2011, providing positive year-to-date cash flow for the project.

•	Sales of OREO continued during the first quarter of 2011, with nine properties sold for an aggregate of $1.1 million, generating a $59,000 net gain over current carrying value in the first quarter of 2010. In the first quarter of 2011, the Company also recognized $13,000 in deferred gains on sales of OREO property that occurred in previous periods and now meet the accounting requirements for gain recognition. At March 31, 2011 the Company had $220,000 in remaining deferred gains on sale of OREO property.

•	The Company had net recoveries in the first quarter of 2011 of $184,000, or 0.03% of average loans, reflecting the effects of $657,000 in recoveries, compared to net charge-offs of $437,000, or 0.07% of average loans during the first quarter of 2010, and net charge-offs of $2.5 million in the preceding quarter.

•	Loans measured for impairment decreased to $14.1 million at March 31, 2011, compared to $44 million at March 31, 2010 and $18.3 million at December 31, 2010..
          At March 31, 2011, management had identified potential problem loans of $8.0 million as compared to potential problem loans of $8.8 million at December 31, 2010 and $16.4 million at March 31, 2010. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, impaired loans or troubled debt restructurings (“TDRs”) that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, impaired or TDRs. The $8.4 million decrease in potential problem loans at March 31, 2011 from March 31, 2010 is due to improvements in borrower performance and pay downs, as well as the transfer of approximately $4.4 million in loans to nonaccrual status.
          At March 31, 2011, December 31, 2010 and March 31, 2010 the Company held OREO of $10.3 million, $10.4 million and $16.1 million, respectively. As of March 31, 2011, OREO consists of $4.5 million in condominiums, $4.3 million in residential lots in various stages of development, one $650,000 single family residence, and $972,000 in commercial property. During the first quarter of 2011, additions to OREO included one single family residence valued at $23,000, one residential lot valued at $77,000, and two commercial buildings valued at $874,000. During the first quarter of 2011, the Company received approximately $1.1 million in proceeds from the sale of OREO, which included $363,000 from the sale of condominiums, $227,000 from the sale of residential lots and $549,000 from the sale of single family residences. Total net gains on the sale of OREO properties were $72,000 for the three-month period ending March 31, 2011.
          The following summarizes OREO activity for the three-month periods ending March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Balance, beginning of the period	$10,355	$17,355
Transfers from loans, net	974	744
Investment in other real estate owned	14	4
Proceeds from the sale of other real estate owned	(1,140)	(1,981)
Gain on sale of other real estate owned, net	72	70
Deferred gain on sale of other real estate owned	68	49
Impairment on other real estate owned	—	(176)

Balance at end of period	$10,343	$16,065

RESULTS OF OPERATIONS
Income Statement
          Net Income
          Net income attributable to Northrim BanCorp for the three-month period ending March 31, 2011 increased $555,000 to $2.5 million from $1.9 million in the same period in 2010. This increase was due to decreased loan loss provisions and other operating expense and increased other operating income, partially offset by decreased net interest income and increased provisions for income taxes. The provision for loan losses decreased $826,000 for the three-month period ending March 31, 2011 primarily due to lower net charge offs in 2011 as compared to 2010. Other operating expenses decreased $568,000 for the first quarter of 2011 primarily due to decreased salaries and other personnel expenses and OREO expense, net of lower rental income from OREO properties. Other operating income increased $185,000 for the three-month period ending March 31, 2011 primarily due to increased purchased receivable income which was partially offset by decreased service charges on deposit accounts as a result of recent regulatory changes. Net interest income decreased $629,000 for the quarter mainly due to a decrease in interest revenue from lower yields on loans and long term investments.
          Net Interest Income / Net Interest Margin
          Net interest income for the first quarter of 2011 decreased $629,000 as compared to the same period in 2010 because of larger reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 62 basis points to 4.72% for the three-month period ending March 31, 2011 as compared to the same periods in 2010.
          Average loans, the largest category of interest-earning assets, increased by $13.3 million in the first quarter of 2011 to $661.9 million as compared to $648.7 million in the same period in 2010. Average real estate term loans, real estate construction loans, and real estate loans held for sale increased while commercial and home equity lines and other consumer loans decreased during the same period. The overall increase in the loan portfolio arose from new loan volume and resulted in a $236,000 increase in total interest income.
          Average investments increased $52.2 million in the first quarter of 2011 to $267.3 million as compared to $215.1 million in the same period in 2010. This increase arose as average deposits and other non-interest bearing liabilities increased by $57.1 million in the first quarter of 2011 as compared to the same period in 2010.

          The average yield on interest-earning assets, which includes loans and investments, decreased 89 basis points to 5.14% for the first quarter of 2011 from 6.03% in the first quarter of 2010 due to declining market rates.
          Average interest-bearing liabilities increased $20.6 million during the first quarter of 2011 to $630.6 million as compared to $610.0 million in the same period in 2010. The increase for the period was the result of increased average interest-bearing deposit balances.
          The average cost of interest-bearing liabilities decreased 35 basis points for the three-month period ending March 31, 2011 compared to the same period in 2010 due to declining market rates.
               Components of Net Interest Margin
          The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three months ending March 31, 2011 and 2010:

	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2011	2010	$	%	2011	2010	$	%	2011	2010	Change
					(In Thousands)
Commercial	$243,136	$244,074	$(938)	0%	$4,070	$4,360	$(290)	-7%	6.79%	7.24%	-0.45%
Real estate construction	63,749	60,004	3,745	6%	1,166	1,204	(38)	-3%	7.42%	8.14%	-0.72%
Real estate term	313,380	297,934	15,446	5%	4,743	5,051	(308)	-6%	6.14%	6.88%	-0.74%
Home equity lines and other consumer	43,091	48,544	(5,453)	-11%	695	807	(112)	-14%	6.54%	6.75%	-0.21%
Real estate loans for sale	1,239	—	1,239	100%	13	—	13	100%	4.32%	0.00%	4.32%
Unearned origination fees, net of origination costs	(2,661)	(1,886)	775	41%

Total loans[1,2]	661,934	648,670	13,264	2%	10,687	11,422	(735)	-6%	6.59%	7.15%	-0.56%

Short-term investments	52,462	36,887	15,575	42%	33	23	10	43%	0.25%	0.25%	0.00%
Long-term investments	214,869	178,229	36,640	21%	932	1,329	(397)	-30%	1.86%	3.11%	-1.25%

Total investments	267,331	215,116	52,215	24%	965	1,352	(387)	-29%	1.56%	2.66%	-1.10%

Interest-earning assets	929,265	863,786	65,479	8%	11,652	12,774	(1,122)	-9%	5.14%	6.03%	-0.89%
Nonearning assets	110,803	109,244	1,559	1%

Total	$1,040,068	$973,030	$67,038	7%

Interest-bearing deposits	$594,249	$577,497	$16,752	3%	$780	$1,275	$(495)	-39%	0.53%	0.90%	-0.37%
Borrowings	36,338	32,460	3,878	12%	197	195	2	1%	2.20%	2.39%	-0.19%

Total interest-bearing liabilities	630,587	609,957	20,630	3%	977	1,470	(493)	-34%	0.63%	0.98%	-0.35%
Demand deposits and other noninterest-bearing liabilities	290,874	250,483	40,391	16%
Equity	118,607	112,590	6,017	5%

Total	$1,040,068	$973,030	$67,038	7%

Net interest income					$10,675	$11,304	$(629)	-6%

Net tax equivalent margin on earning assets[3]									4.72%	5.34%	-0.62%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $604,000 and $670,000 in the first quarter of 2011 and 2010, respectively.

[2]	Average nonaccrual loans included in the computation of the average loans were $10.9 million and $14.5 million in the first quarter of 2011 and 2010, respectively.

[3]	Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.
Analysis of Changes in Interest Income and Expense
     The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month period ending March 31, 2011 as compared to the same period in 2010. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended March 31, 2011 vs. 2010
	Increase (decrease) due to
	Volume	Rate	Total

Interest Income:
Loans	$236	$(971)	$(735)
Long-term investments	416	(813)	(397)
Short-term investments	10	—	10

Total interest income	$661	$(1,784)	$(1,122)

Interest Expense:

Deposits:
Interest-bearing deposits	$37	(532)	$(495)
Borrowings	6	(4)	2

Total interest expense	$43	$(536)	$(493)

          Provision for Loan Losses
          The provision for loan losses was $549,000 and $1.4 million for the three-month periods ending March 31, 2011 and 2010, respectively. The Company had net recoveries of $184,000 for the first quarter of 2011 and net charge offs of $473,000 for the first quarter of 2010. At March 31, 2011, the Allowance was $15.1 million, or 2.31% of total loans as compared to $14.0 million, or 2.17% of total loans a year ago. The Company believes that a higher reserve is appropriate at March 31, 2011 to address the impact of the current economic environment on our loan portfolio. See analysis of Allowance in the Balance Sheet Overview section.
          Other Operating Income
          Other operating income for the first quarter of 2011 increased $185,000 as compared to the first quarter of 2010. The increase is primarily due to a $312,000 increase in purchased receivable income that resulted from higher average balances during the first quarter of 2011. Additionally, income from the sale and service of employee benefit plans through our affiliate Northrim Benefits Group, LLC (“NBG”) increased by $79,000 in the first quarter of 2011 as compared to the same period in 2010 as NBG continued to provide additional products and services to an increasing client base. These increases in other operating income were partially offset by a $176,000 decrease in service charges on deposit accounts that resulted from changes in regulations that restrict the Company’s ability to assess charges on point-of-sale transactions unless its customers request this service.
          Other Operating Expense
          Other operating expense for the first quarter of 2011 decreased $568,000 as compared to the first quarter of 2010. This decrease was primarily due to a $304,000 decrease in salaries and other personnel expense as a result of decreased group medical and salary costs. Additionally, OREO expense, net of rental income and gains on the sale of OREO properties, decreased by $241,000 in the first quarter of 2011 as compared to the first quarter of 2010 due to decreased impairment charges that were partially offset by lower rental income on OREO properties. Impairment charges arise from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and overall market conditions in the Anchorage, Matanuska-Susitna Valley, and Fairbanks markets. Lastly, insurance expense for the first quarter of 2011 decreased $122,000 as compared to the same period in 2010 due to decreased FDIC insurance premiums. These decreases were partially offset by a $95,000 increase in audit and investment advisory services.

          Income Taxes
          The provision for income taxes increased by $332,000 in the three-month period ending March 31, 2011 as compared to the same period in 2010, primarily due to increased pre-tax income. The tax rates for the first quarters of 2011 and 2010 were 29% and 27%, respectively. Decreased tax exempt interest income relative to the level of taxable income for the period resulted in a 2% increase in the tax rate for the first quarter of 2011 as compared to the same period in 2010.
FINANCIAL CONDITION
          Balance Sheet Overview
          Investment Securities
          Investment securities at March 31, 2011 decreased $32.3 million, or 15%, from December 31, 2010, and increased $16.2 million, or 9%, from March 31, 2010. The decrease in investments from December 31, 2010 to March 31, 2011 was primarily due to the reinvestment of the proceeds from security calls and sales into overnight investments as opposed to available for sale investment securities. The increase in investments as of March 31, 2011 from March 31, 2010 was primarily due to the investment of the proceeds from increased deposit balances.
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
          Loans are the highest yielding component of our earning assets. Loans comprised 71% and 75% of total average earning assets for the three-month periods ending March 31, 2011 and 2010, respectively. The yield on loans averaged 6.59% and 7.15% for the three-month periods ending March 31, 2011 and 2010, respectively. See the Net Interest Income section for further discussion of average balances and yields for the three-month periods ending March 31, 2011 and 2010.
          The loan portfolio increased by $7.4 million, or 1%, to $654.3 million at March 31, 2011 from $646.9 million at March 31, 2010 due to new loan volume. The loan portfolio decreased by $17.5 million, or 3%, at March 31, 2011 from $671.8 million at December 31, 2010 primarily due to a lower level of commercial loans. The following table details the changes in loan balances by loan type:

	March 31, 2011		December 31, 2010		March 31, 2010
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(In Thousands)
Commercial	$241,540	37%	$256,971	38%	$248,873	38%
Real estate construction	62,082	9%	62,620	9%	54,238	8%
Real estate term	311,080	48%	312,128	46%	298,887	46%
Home equity lines and other consumer	42,600	7%	43,264	6%	47,496	7%

Subtotal	$657,302		$674,983		$649,494
Less: Unearned origination fee, net of origination costs	(2,961)	0%	(3,171)	0%	(2,577)	0%

Total loans	$654,341		$671,812		$646,917

          Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase during the remainder of 2011 mainly in the commercial and real estate term areas.

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
•	A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of the Company’s estimation of the fair value of impaired loans.

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total charge-off rate for nonperforming loans as of March 31, 2011 and March 31, 2010 was 18% and 22%, respectively.

•	A general allocation. The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance. The Company determined the disaggregation of the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time. This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

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

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average year loss history for each segment and class. This general reserve is then adjusted for qualitative factors by segment and class. As of March 31, 2011, the Company increased the look-back period used in the calculation of average historical loss rates from three years to four years. Management made this change because we now have four years of historical data in the enhanced methodology to use in the calculation, and we believe that including the elevated loss experience from 2007 that occurred as a result of the economic downturn from that time is appropriate. The Company’s loan portfolio continues to include a concentration in a small number of large borrowers. Management believes that including the loss experience from 2007 in the current Allowance calculation appropriately captures the inherent risk this concentration brings to our loan portfolio.

•	An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.

At March 31, 2011, the unallocated portion of the Allowance as a percentage of the total Allowance was 14.7%. The unallocated portion of the Allowance as a percentage of the total Allowance was 13.8% at December 31, 2010 and 51.4% at March 31, 2010 as reported in the Company’s Form 10-Q for the quarter ended March 31, 2010. The decrease in the unallocated portion of the Allowance as a percentage of the total Allowance at March 31, 2011 and December 31, 2010 as compared to March 31, 2010 is due to an enhancement to the Company’s methodology. The Company enhanced its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because it believes that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this enhancement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.
          The following table summarizes what the comparative data regarding the Allowance would have looked like at the periods indicated if the Company had used the enhanced methodology to calculate the Allowance at March 31, 2010:

	March 31, 2011				March 31, 2010, Enhanced
		Impaired	Formula-based			Impaired	Formula-based
Allownace applicable to:	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other

Commercial	$6,138	$415	$5,723	—	$5,530	$1,190	$4,340	—
Real estate construction	1,876	57	$1,819	—	1,708	633	1,075	—
Real estate term	4,305	62	$4,243	—	3,375	118	3,257	—
Home equity lines and other consumer	601	11	$590	—	520	1	519	—
Unallocated	2,219	—	—	$2,219	2,913	—	—	2,913

Total	$15,139	$545	$12,375	$2,219	$14,046	$1,942	$9,191	$2,913

          Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
          The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Balance at beginning of period	$14,406	$13,108
Charge-offs:
Commercial	473	792
Real estate construction	—	79
Real estate term	—	—
Home equity lines and other consumer	—	79

Total charge-offs	473	950
Recoveries:
Commercial	590	504
Real estate construction	1	—
Real estate term	53	—
Home equity lines and other consumer	13	9

Total recoveries	657	513
Net, (recoveries) charge-offs	(184)	437
Provision for loan losses	549	1,375

Balance at end of period	$15,139	$14,046

          While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance.
Deposits
          Deposits are the Company’s primary source of funds. Total deposits increased $41.1 million to $933.2 million at March 31, 2011, from December 31, 2010, and increased $98.2 million from March 31, 2010. These increases were partially the result of a $40.4 million increased demand deposit balance for one large customer. Additionally, the Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2011. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2011, December 31, 2010, or March 31, 2010.

          Borrowings
     At March 31, 2011, the Company’s maximum borrowing line from the FHLB was $126.5 million, approximately 12% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At March 31, 2011, December 31, 2010, and March 31, 2010, the Company had no outstanding balances on the borrowing line.
     The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At March 31, 2011, December 31, 2010, and March 31, 2010, the outstanding balance on this loan was $4.7 million, $4.8 million, and $4.9 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.
     In addition to the borrowings for the building, the Company had $690,000 in other borrowings outstanding at March 31, 2011, as compared to $620,000 and $730,000, respectively, in other borrowings outstanding at December 31, 2010 and March 31, 2010. Other borrowings during each of these periods consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits.
     At March 31, 2011, December 31, 2010, and March 31, 2010, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
     Liquidity and Capital Resources
     The Company manages its liquidity through its Asset and Liability Committee. In addition to the $167.8 million of cash and cash equivalents and $160.3 million in unpledged available for sale securities held at March 31, 2011, the Company had additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $134.2 million as of March 31, 2011.
     At March 31, 2011, $21.5 million in securities, or 11%, of the investment portfolio was pledged, as compared to $26.2 million, or 12%, at December 31, 2010, and $21.0 million, or 12%, at March 31, 2010. As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.8 million for the first quarter of 2011. The sale of loans held for sale provided $5.6 million of cash from operating activities. Net cash of $53 million was provided by investing activities, mostly due to maturities and sales of available-for-sale securities. The $39 million of cash provided by financing activities primarily consisted of the $41.1 million increase in deposits during the first quarter of 2011.
     The Company issued 2,239 shares through the exercise of stock options in the first quarter of 2011 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2011, the Company had approximately 6.4 million shares of its common stock outstanding.
     Capital Requirements and Ratios
     The Company and Northrim Bank (the “Bank”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors. The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.
     The requirements address both risk-based capital and leverage capital. At March 31, 2011, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

     The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2011.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	14.97%	13.93%
Total risk-based capital	8.00%	10.00%	16.23%	15.19%
Leverage ratio	4.00%	5.00%	12.52%	11.65%
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
     Off-Balance Sheet Items
     The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2011, December 31, 2010 and March 31, 2010, the Company’s commitments to extend credit and to provide letters of credit amounted to $218 million, $200.4 million, and $177 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
     Capital Expenditures and Commitments
     The Company has no capital commitments as of March 31, 2011.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest rate and credit risks are the most significant market risks which affect the Company’s performance. The Company relies on loan review, prudent loan underwriting standards, and an adequate Allowance for credit losses to mitigate credit risk.
     The Company utilizes a simulation model to monitor and manage interest rate risk within parameters established by its internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease from prevailing interest rates on the balance sheet for a period of twelve months.
     The Company is slightly asset sensitive, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities. Therefore, an increase in market rates of interest could positively impact net interest income. Conversely, a declining interest rate environment may negatively impact net interest income.
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
     The results of the simulation model at March 31, 2011, indicate that, if interest rates immediately increased by 100 basis points, the Company would experience an increase in net interest income of approximately $111,000 over the next 12 months. Similarly, the simulation model indicates that, if interest rates immediately decreased by 100 basis points, the Company would experience an increase in net interest income of approximately $584,000 over the next 12 months. These results, which are generally atypical for an asset sensitive entity, are due to current loan pricing with floors on interest rates that limit the negative effect of a decrease in interest rates. These floors also decrease the positive impact of an increase in interest rates as many loans are priced above their floors.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2011, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
     There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors have not materially changed as of March 31, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a)-(b) Not applicable
     (c) There were no stock repurchases by the Company during the first quarter of 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
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

NORTHRIM BANCORP, INC.
May 9, 2011	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO (Principal Executive Officer)

May 9, 2011	By	/s/ Joseph M Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)