Form 10-Q
period 2011-06-30
NORTHRIM BANCORP INC
filed 2011-08-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at August 5, 2011 was 6,433,438.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
June 30, 2011, December 31, 2010 and June 30, 2010

	June 30,	December 31,	June 30,
	2011	2010	2010

	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$33,101	$15,953	$22,316
Overnight investments	110,730	50,080	82,749
Domestic certificates of deposit	2,000	—	—

Investment securities available for sale	182,878	214,010	168,029
Investment securities held to maturity	5,142	6,125	7,018

Total portfolio investments	188,020	220,135	175,047

Investment in Federal Home Loan Bank stock	2,003	2,003	2,003

Loans held for sale	—	5,558	8,210
Loans	634,130	671,812	628,373
Allowance for loan losses	(15,574)	(14,406)	(14,427)

Net loans	618,556	662,964	622,156
Purchased receivables, net	14,743	16,531	10,754
Accrued interest receivable	2,745	3,401	3,749
Premises and equipment, net	28,774	29,048	27,932
Goodwill and intangible assets	8,556	8,697	8,843
Other real estate owned	5,083	10,355	12,973
Other assets	35,026	35,362	38,642

Total assets	$1,049,337	$1,054,529	$1,007,164

LIABILITIES
Deposits:
Demand	$296,508	$289,061	$272,743
Interest-bearing demand	130,736	138,072	120,826
Savings	74,142	77,411	71,167
Alaska CDs	101,945	100,315	113,692
Money market	152,004	149,104	126,841
Certificates of deposit less than $100,000	49,458	53,858	58,815
Certificates of deposit greater than $100,000	79,377	84,315	87,401

Total deposits	884,170	892,136	851,485

Securities sold under repurchase agreements	11,616	12,874	8,871
Borrowings	4,696	5,386	5,532
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,288	8,453	8,694

Total liabilities	927,328	937,407	893,140

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,433,438, 6,427,237 and 6,386,925 shares issued and outstanding at June 30, 2011, December 31, 2010, and June 30, 2010, respectively	6,433	6,427	6,387
Additional paid-in capital	52,953	52,658	52,484
Retained earnings	61,412	57,339	53,868
Accumulated other comprehensive income	1,169	648	1,242

Total Northrim BanCorp shareholders’ equity	121,967	117,072	113,981

Noncontrolling interest	42	50	43

Total shareholders’ equity	122,009	117,122	114,024

Total liabilities and shareholders’ equity	$1,049,337	$1,054,529	$1,007,164

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
		(In Thousands,
		Except Per Share Data)
Interest Income
Interest and fees on loans	$10,709	$11,212	$21,396	$22,634
Interest on investment securities-available for sale	663	1,245	1,534	2,499
Interest on investment securities-held to maturity	59	70	120	145
Interest on overnight investments	52	42	85	65
Interest on domestic certificate of deposit	3	—	3	—

Total Interest Income	11,486	12,569	23,138	25,343

Interest Expense
Interest expense on deposits, borrowings and junior subordianted debentures	904	1,466	1,881	2,936

Net Interest Income	10,582	11,103	21,257	22,407

Provision for loan losses	550	1,375	1,099	2,750

Net Interest Income After Provision for Loan Losses	10,032	9,728	20,158	19,657

Other Operating Income
Service charges on deposit accounts	594	762	1,118	1,462
Employee benefit plan income	593	530	1,093	951
Purchased receivable income	565	595	1,191	909
Electronic banking income	467	435	916	835
Equity in earnings from RML	270	182	218	109
Gain on sale of securities	—	132	263	413
Equity in earnings (loss) from Elliott Cove	(4)	(2)	(11)	3
Other income	585	588	1,060	1,133

Total Other Operating Income	3,070	3,222	5,848	5,815

Other Operating Expense
Salaries and other personnel expense	5,200	5,402	10,516	11,022
Occupancy	997	897	1,907	1,816
Marketing expense	443	439	880	878
Professional and outside services	338	323	675	565
Insurance expense	295	422	731	980
Equipment expense	292	244	596	517
Software expense	277	215	517	435
Amortization of low income housing tax investments	235	218	451	444
Internet banking expense	158	150	311	296
Operation losses, net	82	130	161	202
Intangible asset amortization expense	71	77	141	153
Impairment on purchased receivables, net	—	406	2	407
OREO (income) expense, net of rental income and gains on sale	(742)	(40)	(881)	62
Other operating expense	943	905	1,908	1,905

Total Other Operating Expense	8,589	9,788	17,915	19,682

Income Before Provision for Income Taxes	4,513	3,162	8,091	5,790
Provision for income taxes	1,198	912	2,232	1,614

Net Income	3,315	2,250	5,859	4,176
Less: Net income attributable to the noncontrolling interest	133	110	222	136

Net Income Attributable to Northrim BanCorp	$3,182	$2,140	$5,637	$4,040

Earnings Per Share, Basic	$0.49	$0.34	$0.88	$0.63

Earnings Per Share, Diluted	$0.49	$0.33	$0.86	$0.62

Weighted Average Shares Outstanding, Basic	6,431,060	6,386,925	6,429,895	6,386,343

Weighted Average Shares Outstanding, Diluted	6,549,744	6,473,622	6,548,557	6,470,966

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in
Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2011 and 2010

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(Unaudited)
	(In Thousands)
Six months ending June 30, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	—	—	—	(1,293)	—	—	(1,293)
Stock option expense	—	—	258	—	—	—	258
Exercise of stock options	16	16	(15)	—	—	—	1
Excess tax benefits from share-based payment arrangements	—	—	102	—	—	—	102
Distributions to noncontrolling interest	—	—	—	—	—	(141)	(141)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	(99)	—	(99)

Net income attributable to the noncontrolling interest	—	—	—	—	—	136	136
Net income attributable to Northrim BanCorp	—	—	—	4,040	—	—	4,040

Total Comprehensive Income							4,077

Balance as of June 30, 2010	6,387	$6,387	$52,484	$53,868	$1,242	$43	$114,024

Six months ending June 30, 2011:
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

Cash dividend declared	—	—	—	(1,564)	—	—	(1,564)
Stock option expense	—	—	263	—	—	—	263
Exercise of stock options	6	6	(6)	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	38	—	—	—	38
Distributions to noncontrolling interest	—	—	—	—	—	(230)	(230)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	521	—	521

Net income attributable to the noncontrolling interest	—	—	—	—	—	222	222
Net income attributable to Northrim BanCorp	—	—	—	5,637	—	—	5,637

Total Comprehensive Income							6,380

Balance as of June 30, 2011	6,433	$6,433	$52,953	$61,412	$1,169	$42	$122,009

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$5,859	$4,176
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(263)	(413)
Depreciation and amortization of premises and equipment	868	769
Amortization of software	102	84
Intangible asset amortization	141	153
Amortization of investment security premium, net of discount accretion	117	98
Deferred tax (benefit) liability	(396)	2,156
Stock-based compensation	263	258
Excess tax benefits from share-based payment arrangements	(38)	(102)
Deferral of loan fees and costs, net	(346)	(300)
Provision for loan losses	1,099	2,750
Purchased receivable loss	2	407
Purchases of loans held for sale	—	(8,210)
Proceeds from the sale of loans held for sale	5,558	—
Gain on sale of other real estate owned	(805)	(281)
Impairment on other real estate owned	—	176
Proceeds in excess of earnings from RML	181	109
Equity in loss (income) from Elliott Cove	11	(3)
Decrease in accrued interest receivable	656	237
(Increase) decrease in other assets	(4)	58
(Decrease) increase of deferred gain on sales of other real estate owned	207	443
(Decrease) in other liabilities	(561)	(128)

Net Cash Provided (Used) by Operating Activities	12,651	2,437

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(56,832)	(91,037)
Purchases of investment securities-held-to-maturity	—	(517)
Proceeds from sales/maturities of securities-available-for-sale	88,987	101,318
Proceeds from calls/maturities of securities-held-to-maturity	992	780
Purchases of domestic certificates of deposit	(2,000)	—
Investment in (repayment from) purchased receivables	1,786	(3,900)
Loan paydowns, net of new advances	37,115	24,604
Proceeds from sale of other real estate owned	7,294	5,888
Investment in other real estate owned	(28)	(27)
Loan to Elliott Cove, net of repayments	110	(68)
Purchases of premises and equipment	(594)	(178)
Purchases of software	(33)	(100)

Net Cash Provided (Used) by Investing Activities	76,797	36,763

Financing Activities:
(Decrease) in deposits	(7,966)	(1,623)
(Decrease) increase in securities sold under repurchase agreements	(1,258)	2,138
(Decrease) in borrowings	(690)	(55)
Distributions to noncontrolling interest	(230)	(141)
Proceeds from issuance of common stock	—	1
Excess tax benefits from share-based payment arrangements	38	102
Cash dividends paid	(1,544)	(1,278)

Net Cash (Used) Provided by Financing Activities	(11,650)	(856)

Net Increase in Cash and Cash Equivalents	77,798	38,344
Cash and Cash Equivalents at Beginning of Period	66,033	66,721

Cash and Cash Equivalents at End of Period	$143,831	$105,065

Supplemental Information:
Income taxes paid	$2,844	$7
Interest paid	$1,942	$2,934
Transfer of loans to other real estate owned	$982	$931
Loans made to facilitate sales of other real estate owned	$780	$1,883
Cash dividends declared but not paid	$20	$15
See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011 and 2010
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended June 30, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). Some of amendments contained in ASU 2011-04 clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2001-05 amends Topic 220, “Comprehensive Income”, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3. Investment Securities
     The carrying values and approximate fair values of investment securities at June 30, 2011 and 2010, respectively, are presented below. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were five and four securities with unrealized losses as of June 30, 2011 and 2010, respectively, that had been in a loss position for less than twelve months. There were no securities with unrealized losses as of June 30, 2011 and 2010 that had been in a loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30,	Cost	Gains	Losses	Fair Value
	(In Thousands)
2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$137,256	$874	$4	$138,126
Muncipal securities	14,023	379	—	14,402
U.S. Agency mortgage-backed securities	58	2	—	60
Corporate bonds	29,553	785	48	30,290

Total securities available for sale	$180,890	$2,040	$52	$182,878

Securities held to maturity
Municipal securities	$5,142	$196	$—	$5,338

Total securities held to maturity	$5,142	$196	$—	$5,338

2010:
Securities available for sale
U.S. Treasury and government sponsored entities	$126,042	$827	$65	$126,804
Muncipal securities	6,174	195	—	6,369
U.S. Agency mortgage-backed securities	79	2	—	81
Corporate bonds	33,625	1,187	37	34,775

Total securities available for sale	$165,920	$2,211	$102	$168,029

Securities held to maturity
Municipal securities	$7,018	$243	$—	$7,261

Total securities held to maturity	$7,018	$243	$—	$7,261

     The amortized cost and fair values of debt securities at June 30, 2011, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$43,321	$43,626	1.09%
1-5 years	93,935	94,500	0.98%

Total	$137,256	$138,126	1.01%

U.S. Agency mortgage-backed securities
5-10 years	$58	$60	4.45%

Total	$58	$60	4.45%

Corporate bonds
1-5 years	$23,938	$24,498	2.41%
5-10 years	5,615	5,792	2.02%

Total	$29,553	$30,290	2.34%

Municipal securities
Within 1 year	$2,040	$2,049	2.76%
1-5 years	5,405	5,571	2.90%
5-10 years	8,570	8,864	4.45%
Over 10 years	3,150	3,256	4.79%

Total	$19,165	$19,740	3.89%

     The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2011 and 2010, respectively, are as follows:

		Gross	Gross
June 30,	Proceeds	Gains	Losses
	(In Thousands)
2011:
Available for sale securities	$6,987	$263	$—
2010:
Available for sale securities	$19,363	$413	$—

     A summary of interest income for the six months ending June 30, 2011 and 2010 on available for sale investment securities is as follows:

June 30,	2011	2010
	(In Thousands)
US Treasury and government sponsored entities	$816	$1,652
U.S. Agency mortgage-backed securities	1	2
Other	482	701

Total taxable interest income	$1,299	$2,355

Municipal securities	235	144

Total tax-exempt interest income	235	144

Total	$1,534	$2,499

     For the periods ending June 30, 2011, December 31, 2010 and June 30, 2010, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2011, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the six-month period ending June 30, 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
     The Company has never had any investment in the common or preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which are commonly known as Fannie Mae and Freddie Mac, respectively. Additionally, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2011, December 31, 2010 or June 30, 2010.
4. Loans
          The composition of the loan portfolio, excluding loans held for resale, is presented below:

	June 30, 2011		December 31, 2010		June 30, 2010
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(In Thousands)
Commercial	$232,765	37%	$256,971	38%	$244,316	39%
Real estate construction	47,639	8%	62,620	9%	49,122	8%
Real estate term	314,093	50%	312,128	46%	290,122	46%
Home equity lines and other consumer	42,458	7%	43,264	6%	47,311	8%

Subtotal	$636,955		$674,983		$630,871
Less: Unearned origination fee, net of origination costs	(2,825)	0%	(3,171)	0%	(2,498)	0%

Total loans	$634,130		$671,812		$628,373

     At June 30, 2011, approximately 31% of the portfolio was scheduled to mature over the next 12 months, and 23% was scheduled to mature between July 1, 2012, and June 30, 2016.
     As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. The Company utilizes a risk grading matrix to assign a risk classification to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk classifications are as follows:
•	Risk Code 1 — Excellent: Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity. Cash flow has been consistent and is well in excess of debt servicing requirements. Loans in this grade may be secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. Government, and other approved governments and financial institutions. Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established by Standard & Poor’s.

•	Risk Code 2 — Good: Loans in this grade are those to borrowers who have demonstrated satisfactory asset quality, earnings history, liquidity and other adequate margins of creditor protection. Borrowers exhibit positive fundamentals in terms of working capital, cash flow sufficient to service the debt, and debt to worth ratios. Borrowers for loans in this grade are capable of absorbing normal economic or other setbacks without difficulty. The borrower may exhibit some weaknesses or varying historical profitability. Management is considered adequate in all cases. Borrowing facilities may be unsecured or secured by customary acceptable collateral with well-defined market values. Additional support for the loan is available from secondary repayment sources and/or adequate guarantors.

•	Risk Code 3 — Satisfactory: Loans in this grade represent moderate credit risk due to some instability in borrower capacity and financial condition. These loans generally require average loan officer attention. Characteristics of assets in this classification may include: marginal debt service coverage, newly established ventures, limited or unstable earnings history, some difficulty in absorbing normal setbacks, and atypical maturities, collateral or other exceptions to established loan policies. In all cases, such weaknesses are offset by well secured collateral positions and/or acceptable guarantors.

•	Risk Code 4 — Watch List: Loans in this grade are acceptable, but additional attention is needed. This is an interim classification reserved for loans that are intrinsically creditworthy but which require specific attention. Loans may have documentation deficiencies that are deemed correctable, may be contrary to current lending policies, or may have insufficient credit or financial information. Loans in this grade may also be characterized by borrower failure to comply with loan covenants or to provide other required information. If such conditions are not resolved within 90 days from the date of the assignment of Risk Code 4, the loan may warrant further downgrade.

•	Risk Code 5 — Special Mention: Loans in this grade have had a deterioration of financial condition or collateral value, but are still reasonably secured by collateral or net worth of the borrower. Although the Company is presently protected from loss, potential weaknesses are apparent which, if not corrected, could cause future problems. Loans in this classification warrant more than the ordinary amount of attention but have not yet reached the point of concern for loss. Loans in this category have deteriorated sufficiently that they would have difficulty in refinancing. Loans in this classification may show one or more of the following characteristics: inadequate loan documentation, deteriorating financial condition or control over collateral, economic or market conditions which may adversely impact the borrower in the future, unreliable or insufficient credit or collateral information, adverse trends in operations that are not yet jeopardizing repayment, or adverse trends in secondary repayment sources.

•	Risk Code 6 — Substandard: Loans in this grade are no longer adequately protected due to declining net worth of the borrower, lack of earning capacity, or insufficient collateral. The possibility for loss of some portion of the loan principal cannot be ruled out. Loans in this grade exhibit well-defined weaknesses that bring normal repayment into doubt. Some of these weaknesses may include: unprofitable or poor earnings trends of the borrower or property, declining liquidity, excessive debt, significant unfavorable industry comparisons, secondary repayment sources are not available, or there is a possibility of a protracted work-out.

•	Risk Code 7 — Doubtful: Loans in this grade exhibit the same weaknesses as those classified Substandard, but the traits are more pronounced. Collection in full is improbable, however the extent of the loss may be indeterminable due to pending factors which may yet occur that could salvage the loan, such as possible pledge of additional collateral, sale of assets, merger, acquisition or refinancing. Borrowers in this grade may be on the verge of insolvency or bankruptcy, and stringent action is required on the part of the loan officer.

•	Risk Code 8 — Loss: Loans in this grade are those that are largely non-collectible or those in which ultimate recovery is too distant in the future to warrant continuance as a bankable asset. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer charging the loan off even though recovery may be affected in the future.
     A risk rating is assigned for each loan at origination. The risk ratings for commercial, real estate construction, and real estate term loans may change throughout the life of the loan as a multitude of risk factors change. The risk rating for consumer loans may change as loans become delinquent. Delinquent loans are those that are thirty days or more past due.
     The loan portfolio, segmented by risk class at June 30, 2011, is shown below:

				Home equity
		Real estate		lines and
	Commercial	construction	Real estate term	other consumer	Total
			(In Thousands)
Risk Code 1 - Excellent	$725	$—	$—	$704	$1,429
Risk Code 2 - Good	75,285	—	58,182	908	134,375
Risk Code 3 - Satisfactory	131,788	33,918	240,814	37,698	444,218
Risk Code 4 - Watch	8,842	3,431	1,285	2,193	15,751
Risk Code 5 - Special Mention	10,834	—	3,260	496	14,590
Risk Code 6 - Substandard	4,822	10,290	10,552	459	26,123
Risk Code 7 - Doubtful	469	—	—	—	469

Subtotal	$232,765	$47,639	$314,093	$42,458	$636,955
Less: Unearned origination fees, net of origination costs					(2,825)

					$634,130

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

     Nonaccrual loans totaled $9.6 million, $11.4 million and $14.4 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Nonaccrual loans at June 30, 2011, by major loan type, are presented below:

(In Thousands)
|
Commercial	$4,218
Real estate construction	2,033
Real estate term	3,094
Home equity lines and other consumer	286

Total	$9,631

     Past due loans and nonaccrual loans at June 30, 2011 are presented below by loan class:

	30-59
	DaysPast	60-89 Days	Greater Than		Total Past		Total
	Due Still	Past Due Still	90 Days Still		Due and		Financing
	Accruing	Accruing	Accruing	Nonaccrual	Nonaccrual	Total Current	Receivables
			(In Thousands)
Risk Code 1 - Excellent	$—	$—	$—	$—	$—	$1,429	$1,429
Risk Code 2 - Good	—	—	—	—	—	134,375	134,375
Risk Code 3 - Satisfactory	—	—	—	—	—	444,218	444,218
Risk Code 4 - Watch	99	22	—	—	121	15,630	15,751
Risk Code 5 - Special Mention	240	443	225	—	908	13,682	14,590
Risk Code 6 - Substandard	1,247	—	—	9,163	10,410	15,713	26,123
Risk Code 7 - Doubtful	—	—	—	468	468	1	469

Subtotal	$1,586	$465	$225	$9,631	$11,907	$625,048	$636,955
Less: Unearned origination fees, net of origination costs							(2,825)

							$634,130

     The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan’s collateral. Nonperforming loans greater than $50,000 are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors.

     At June 30, 2011, December 31, 2010 and June 30, 2010, the recorded investment in loans that are considered to be impaired was $12.7 million, $18.3 million, and $25.1 million, respectively. The following table presents information about impaired loans as of June 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded
Commercial	$3,879	$4,477	$—	$4,019	$36
Real estate construction	1,381	1,460	—	1,407	—
Real estate term	4,688	4,778	—	4,718	51
Home equity lines and other consumer	209	209	—	163	2

	$10,157	$10,924	$—	$10,307	$89
With an allowance recorded
Commercial	$964	$964	$513	$1,153	$—
Real estate construction	1,568	1,613	183	1,573	—
Real estate term	—	—	—	—	—
Home equity lines and other consumer	—	—	—	—	—

Total	$2,532	$2,577	$696	$2,726	$—

Commercial	$4,843	$5,441	$513	$5,172	$36
Real estate construction	2,949	3,073	183	2,980	—
Real estate term	4,688	4,778	—	4,718	51
Home equity lines and other consumer	209	209	—	163	2

	$12,689	$13,501	$696	$13,033	$89

     The unpaid principle balance included in the table above represents the recorded investment at June 30, 2011 and amounts charged off for book purposes.
     Loans held for sale: The Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”), from time to time since 1998. The Company then sells these loans in the secondary market. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. The Company did not purchase or sell any loans in the second quarter of 2011. The Company sold $5.6 million in loans in the six-month period ending June 30, 2011 and did not purchase any loans in the six-month period ending June 30, 2011. The Company purchased $8.2 million and did not sell any loans in the six-month period ending June 30, 2010.

5. Allowance for Loan Losses
     The following table details activity in the Allowance for Loan Losses (“Allowance”) for the six month period ending June 30, 2011:

				Home equity
		Real estate		lines and other
Six months ended June 30, 2011	Commercial	construction	Real estate term	consumer	Unallocated	Total
			(In Thousands)
Balance, beginning of period	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(564)	—	(90)	(65)	—	(719)
Recoveries	699	13	53	23	—	788
Provision	194	584	737	220	(636)	1,099

Balance, end of period	$6,703	$1,632	$4,970	$919	$1,350	$15,574

Balance, end of period: Individually evaluated for impairment	$513	$183	$—	$—	$—	$696

Balance, end of period: Collectively evaluated for impairment	$6,190	$1,449	$4,970	$919	$1,350	$14,878

     The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at June 30, 2011:

				Home equity
		Real estate		lines and other
	Commercial	construction	Real estate term	consumer	Total
			(In Thousands)
Balance, end of period	$232,765	$47,639	$314,093	$42,458	$636,955

Balance, end of period: Individually evaluated for impairment	$4,843	$2,949	$4,688	$209	$12,689

Balance, end of period: Collectively evaluated for impairment	$227,922	$44,690	$309,405	$42,249	$624,266

     The following represents the balance of the Allowance as June 30, 2011 segregated by segment and class:

					Home equity
			Real estate	Real estate	lines and other
	Total	Commercial	Construction	term	consumer	Unallocated
			(In Thousands)
Individually evaluated for impairment:
Risk Code 6 - Substandard	$240	$57	$183	$—	$—	$—
Risk Code 7 - Doubtful	$456	456	—	—	—	—

Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	9,512	3,809	1,041	4,094	568	—
Risk Code 4 - Watch	513	143	68	13	289	—
Risk Code 5 - Special Mention	2,271	2,180	—	31	60	—
Risk Code 6 - Substandard	1,232	58	340	832	2	—
Risk Code 7 - Doubtful	—	—	—	—	—	—
Unallocated	1,350	—	—	—	—	1,350

	$15,574	$6,703	$1,632	$4,970	$919	$1,350

     At June 30, 2011, the Allowance was $15.6 million, and the Company’s ratio of nonperforming loans compared to portfolio loans was 1.85%. The Company’s ratio of Allowance compared to portfolio loans at June 30, 2011 was 2.46%.
6. Goodwill and Other Intangibles
     The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no indication of impairment as of June 30, 2011. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2011 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.
7. Variable Interest Entities
     The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that Elliott Cove Capital Management LLC (“Elliott Cove”) is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 40.8% equity interest in Elliott Cove, an investment advisory services company, through its wholly—owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit for which the majority owner of Elliott Cove provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $432,000 as of June 30, 2011. Furthermore, Elliott Cove does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses to date and its resulting lack of equity. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in Elliott Cove based on the following facts and circumstances:
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
8. Deposit Activities
     Total deposits at June 30, 2011, December 31, 2010 and June 30, 2010 were $884.2 million, $892.1 million and $851.5 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2011, the Company had $128.8 million in certificates of deposit as compared to certificates of deposit of $138.2 million and $146.2 million, for the periods ending December 31, 2010 and June 30, 2010, respectively. At June 30, 2011, $89.2 million, or 69%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $103.7 million, or 75%, of total certificates of deposit at December 31, 2010, and $107.6 million, or 74%, of total certificates of deposit at June 30, 2010.
9. Stock Incentive Plan
     The Company set aside 325,000 shares of authorized stock for the 2010 Stock Incentive Plan (“2010 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of stock options and restricted stock units outstanding under the 2010 Plan and previous stock incentive plans at June 30, 2011 was 332,417. Under the 2010 plan and previous stock incentive plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2010 Plan and previous stock incentive plans. These restricted stock grants cliff vest at the end of a three-year time period.
     The Company recognized expenses of $112,000 and $94,000 on the fair value of restricted stock units and $17,000 and $35,000 on the fair value of stock options for a total of $129,000 and $129,000 in stock-based compensation expense for the three-month periods ending June 30, 2011 and 2010, respectively. For the six-month periods ending June 30, 2011 and 2010, the Company recognized expenses of $229,000 and $189,000 on the fair value of restricted stock units and $34,000 and $69,000 on the fair value of stock options for a total of $263,000 and $258,000 in stock-based compensation expense.
     Proceeds from the exercise of stock options for the three months ended June 30, 2011 were $103,000. The Company withheld shares valued at $103,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month period ending June 30, 2011. The Company recognized tax deductions of $20,000 related to the exercise of these stock options during the quarter ended June 30, 2011. There were no exercises of stock options in the second quarter of 2010.
     For the six months ending June 30, 2011 and 2010, proceeds from the exercise of stock options were $179,000 and $497,000, respectively. The Company withheld shares valued at $179,000 and $496,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the six-month periods ending June 30, 2011 and 2010, respectively. The Company recognized tax deductions of $38,000 and $102,000 related to the exercise of these stock options during the six months ended June 30, 2011 and 2010, respectively.
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
     Estimated fair values as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial assets:
Cash, due from banks and overnight investments	$143,831	$143,831	$66,033	$66,033
Investment securities	188,020	188,216	220,135	222,299
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003	2,003
Loans	618,556	615,464	662,964	659,650
Loans held for sale	—	—	5,558	5,558
Purchased receivables	14,743	14,743	16,531	16,531
Accrued interest receivable	2,745	2,745	3,401	3,401

Financial liabilities:
Deposits	$884,170	$883,317	$892,136	$890,729
Accrued interest payable	239	239	300	300
Securities sold under repurchase agreements	11,616	11,616	12,874	12,874
Borrowings	4,696	3,993	5,386	4,759
Junior subordinated debentures	18,558	15,106	18,558	15,106

Unrecognized financial instruments:
Commitments to extend credit(1)	$204,899	$2,049	$181,305	$1,813
Standby letters of credit(1)	18,240	182	19,085	191

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

     The following table sets forth the balances as of June 30, 2011 and 2010, respectively, of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Signifcant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable Inputs
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)
2011:		(In Thousands)
Available for sale securities
U.S. Treasury and government sponsored	$138,126	—	$138,126	—
Municipal securities	14,402	—	14,402	—
U.S. Agency mortgage-backed securities	60		60
Corporate bonds	30,290	—	30,290	—

Total	$182,878	—	$182,878	—

2010:
Available for sale securities
U.S. Treasury and government sponsored	$126,804	—	$126,804	—
Municipal securities	6,369	—	6,369	—
U.S. Agency mortgage-backed securities	81		81
Corporate bonds	34,775	—	34,775	—

Total	$168,029	—	$168,029	—

     As of and for the six months ending June 30, 2011 and 2010, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable Inputs	Total (gains)
	Total	Assets (Level 1)	Inputs (Level 2)	(Level 3)	losses
2011:			(In Thousands)
Loans measured for impairment[1]	$2,532	—	$1,636	$896	$313

Total	$2,532	—	$1,636	$896	$313

2010:
Loans measured for impairment[1]	$5,081	—	$4,237	$844	($864)
Other real estate owned[2]	498	—	—	498	176

Total	$5,579	—	$4,237	$1,342	($688)

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP.

[2]	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.
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

Economic Conditions
     With continuing strong prices for commodities, particularly oil, minerals and fisheries, Alaska’s economy continues to outperform the rest of the nation. Alaska provides one—tenth of the nation’s domestic oil supply. In a presentation to the Arctic Imperative Summit in June of 2011, Dan Sullivan, Alaska’s Commissioner of Natural Resources (DNR), shared information about Alaska’s resources. If Alaska were a country, according to DNR research, it would be a leader in a number of important resources:
•	Coal: 2nd in the world, with 17% of the world’s resources

•	Copper: 3rd in the world, with 6%

•	Lead: 6th in the world, with 2%

•	Gold: 7th in the world, with 3%

•	Zinc: 8th in the world, with 3%

•	Silver: 8th in the world, with 2%
     Alaska’s housing market continues to be one of the healthiest in the nation. The first quarter 2011 Mortgage Banker’s Association National Delinquency Survey shows that Alaska has the lowest level of residential foreclosures started this year, and the lowest level of total foreclosure inventory in the country. For the last two years the percent of foreclosures started in Alaska in a given quarter were about 0.5% of the total number of mortgages outstanding, which is about half the national average. The total inventory of foreclosures in process is only 0.8% in Alaska, while the entire country has a much larger lingering foreclosure inventory at 3.4% due to higher rates during the recession and longer resolution times.
Highlights and Summary of Performance — Second Quarter of 2011
•	Nonperforming assets declined to $16.9 million, or 1.61% of total assets at June 30, 2011, compared to $28.4 million, or 2.82% of total assets a year ago, due in part to the sale of a $3.8 million condominium complex that was classified as other real estate owned (“OREO”) and that generated a gain on sale of $449,000 in the second quarter of 2011.

•	The allowance for loan losses totaled 2.46% of gross loans at June 30, 2011, compared to 2.14% at December 31, 2010 and 2.30% a year ago. The allowance for loan losses to nonperforming loans also increased to 132.6% at June 30, 2011, from 126.21% at December 31, 2010 and 93.6% a year ago.

•	Other operating income, which includes revenues from service charges, electronic banking and financial services affiliates, contributed 22% to second quarter 2011 total revenues.

•	Northrim remains well-capitalized with Tier 1 Capital/risk adjusted assets at June 30, 2011 of 15.59%, up from 14.08% at December 31, 2010 and 14.77% in the second quarter of 2010. Tangible common equity to tangible assets was 10.90% at the end of the second quarter of 2011, up from 10.36% at December 31, 2010 and 10.53% in the second quarter of 2010. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.63% at June 30, 2011 as compared to 11.11% at December 31, 2010 and 11.32% at June 30, 2010.

•	The net interest margin (“NIM”) was 4.65% at June 30, 2011 up slightly from 4.57% for the quarter ended December 31, 2010 and up from 5.06% a year ago.

•	Northrim continues to pay a quarterly cash dividend which provides a yield of approximately 2.60% at current market share prices.
     The Company reported net income and diluted earnings per share of $3.2 million and $0.49, respectively, for the second quarter of 2011 compared to net income and diluted earnings per share of $2.1 million and $0.33, respectively, for the second quarter of 2010. The increase in net income from the prior year was attributable to decreases in other operating expense and the provision for loan losses. These positive results were partially offset by decreases in net interest income and an increase in the provision for income taxes for the quarter ending June 30, 2011.
     Northrim’s total assets grew 4% at June 30, 2011 as compared to June 30, 2010, with significant increases in overnight investments, portfolio investments, and cash and due from banks. Total assets decreased less than 1% as compared to December 31, 2010. Net loans decreased 7% to $619 million at June 30, 2011 as compared to $663 million at December 31, 2010 and $622 million a year ago. This decrease in the loan portfolio in the first six months of 2011 was primarily due to decreases in commercial and real estate construction.
Credit Quality and Nonperforming Assets
     Nonperforming assets at June 30, 2011, declined by $11.5 million year-over-year and decreased by $4.9 million in the first six months of 2011. Decreases in other real estate owned were the result of property sales totaling $7.9 million and $5.3 million, respectively, for the three and six-month periods ending June 30, 2011 as compared to the same periods in 2010. Nonaccrual loans decreased by $4.8 million year-over-year and decreased by $1.8 million in the first six months of 2011. These decreases were partially offset by a $1.9 million increase in troubled debt restructurings for both periods. There are eight troubled debt restructurings at June 30, 2011, and all borrowers are current on payments and have pledged collateral; however, the borrowers were granted concessions on the terms of their loans due to their financial difficulty. As a result, these loans are classified as nonperforming assets.
     At June 30, 2011, management had identified potential problem loans of $8.6 million as compared to potential problem loans of $8.8 million at December 31, 2010 and $13.7 million at June 30, 2010. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, impaired loans or troubled debt restructurings (“TDRs”) that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, impaired or TDRs. The $5.1 million decrease in potential problem loans at June 30, 2011 from June 30, 2010 is due to improvements in borrower performance and pay downs, as well as the transfer of approximately $2.8 million in loans to nonaccrual status.
     At June 30, 2011, December 31, 2010 and June 30, 2010 the Company held OREO of $5.1 million, $10.4 million and $13 million, respectively. During the second quarter of 2011, the Company received approximately $6.2 million in cash proceeds from the sale of OREO. These proceeds included $3.8 million for the bulk sale of twenty-three condominium units. The Company recognized a gain of $449,000 on this bulk sale. Additionally, the Company recognized $284,000 in net gains on the sales of other miscellaneous OREO properties in the second quarter of 2011. The following summarizes total OREO activity for the three and six-month periods ending June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)

Balance, beginning of the period	$10,343	$16,065	$10,355	$17,355
Transfers from loans, net	8	187	982	931
Investment in other real estate owned	14	23	28	27
Proceeds from the sale of other real estate owned	(6,154)	(3,907)	(7,294)	(5,888)
Gain on sale of other real estate owned, net	733	211	805	281
Deferred gain on sale of other real estate owned	139	394	207	443
Impairment on other real estate owned	—	—	—	(176)

Balance at end of period	$5,083	$12,973	$5,083	$12,973

RESULTS OF OPERATIONS
Income Statement
     Net Income
     Net income attributable to Northrim BanCorp for the three and six-month periods ending June 30, 2011 increased $1 million and $1.6 million, respectively, compared to the same periods in 2010. These increases were both due to decreased other operating expense and loan loss provisions, which were partially offset by decreased net interest income and increased provisions for income taxes. Other operating expenses decreased $1.2 million and $1.8 million for the three and six-month periods ending June 30, 2011 as compared to the same periods in 2010 primarily due to decreased OREO expense, net of lower rental income from OREO properties, decreased salaries and other personnel expenses and decreased impairment on purchased receivables, net of recoveries. The provision for loan losses decreased $825,000 and $1.7 million for the same periods primarily due to lower net charge offs in 2011 as compared to 2010. Net interest income decreased $521,000 and $1.1 million for the three and six-month periods ending June 30, 2011 as compared to 2010 mainly due to a decrease in interest revenue from lower yields on loans and long term investments. These decreases were only partially offset by decreased interest costs for deposits and borrowings.
     Net Interest Income / Net Interest Margin
     Net interest income for the three and six-month periods ending June 30, 2011, decreased $521,000 and $1.1 million, respectively, as compared to the same periods in 2010 because of reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 41 basis points to 4.65% and decreased 52 basis points to 4.68% for the three and six-month periods ending June 30, 2011, respectively, as compared to the same periods in 2010.
     Average loans, the largest category of interest-earning assets, increased by $16.3 million and $14.8 million, respectively, in the three and six-month periods ending June 30, 2011 as compared to 2010. In both periods, average real estate term loans and real estate construction loans increased while commercial and home equity lines and other consumer loans decreased. The overall increase in the loan portfolio contributed increases of $370,000 and $610,000, respectively, to interest income for the three and six-month periods ending June 30, 2011. Total interest income from loans decreased $503,000 and $1.2 million as decreased interest rates more than offset the increase in interest income from the overall increase in the loan portfolio.
     Average investments increased $23.2 million and $37.6 million, respectively, in the three and six-month periods ending June 30, 2011 as compared to the same periods in 2010. These increases arose as average interest-bearing deposits and other non-interest bearing liabilities increased by $32.1 million and $44.6 million in the same periods in 2011 as compared to 2010.
     The average yield on interest-earning assets, which includes loans and investments, decreased 68 basis points and 78 basis points, respectively, to 5.04% and 5.09% for the three and six-month periods ending June 30, 2011 from 5.72% and 5.87% in the same periods in 2010. The decrease in average yields arose from decreasing interest rates in both the loan and investment portfolios as new volume replaces old volume at lower current rates.
     Average interest-bearing liabilities increased $8.8 million and $14.7 million, respectively, during the three and six-month periods ending June 30, 2011 as compared the same periods in 2010. The increases for both periods were primarily the result of increased average interest-bearing deposit balances.
     The average cost of interest-bearing liabilities decreased $562,000 and $1.1 million, or 38 basis points and 37 basis points, respectively, for the three and six-month periods ending June 30, 2011 compared to the same periods in 2010 due to declining market rates across all deposit types and borrowings.
Components of Net Interest Margin

     The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three months and six months ending June 30, 2011 and 2010:

	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2011	2010	$	%	2011	2010	$	%	2011	2010	Change
					(In Thousands)

Commercial	$244,273	$244,647	$(374)	0%	$4,161	$4,314	$(153)	-4%	6.83%	7.07%	-0.24%
Real estate construction	58,953	53,668	5,285	10%	1,077	1,119	(42)	-4%	7.33%	8.36%	-1.03%
Real estate term	309,216	291,079	18,137	6%	4,785	4,993	(208)	-4%	6.21%	6.88%	-0.67%
Home equity lines and other consumer	42,350	47,350	(5,000)	-11%	686	783	(97)	-12%	6.50%	6.54%	-0.04%
Real estate loans for sale	—	264	(264)	-100%	—	3	(3)	-100%	0.00%	4.76%	-4.76%
Unearned origination fees, net of origination costs	(2,641)	(1,198)	1,443	-120%

Total loans[1,2]	652,151	635,810	16,341	3%	10,709	11,212	(503)	-4%	6.62%	7.07%	-0.45%

Short-term investments	84,310	66,988	17,322	26%	55	42	13	31%	0.26%	0.25%	0.01%
Long-term investments	188,168	182,261	5,907	3%	722	1,315	(593)	-45%	1.69%	3.01%	-1.32%

Total investments	272,478	249,249	23,229	9%	777	1,357	(580)	-43%	1.25%	2.27%	-1.02%

Interest-earning assets	924,629	885,059	39,570	4%	11,486	12,569	(1,083)	-9%	5.04%	5.72%	-0.68%
Nonearning assets	109,562	108,401	1,161	1%

Total	$1,034,191	$993,460	$40,731	4%

Interest-bearing deposits	$586,003	$578,875	$7,128	1%	$707	$1,264	$(557)	-44%	0.48%	0.88%	-0.40%
Borrowings	35,219	33,520	1,699	5%	197	202	(5)	-2%	2.24%	2.36%	-0.12%

Total interest-bearing liabilities	621,222	612,395	8,827	1%	904	1,466	(562)	-38%	0.58%	0.96%	-0.38%
Demand deposits and other noninterest-bearing liabilities	291,912	266,922	24,990	9%
Equity	121,057	114,143	6,914	6%

Total	$1,034,191	$993,460	$40,731	4%

Net interest income					$10,582	$11,103	$(521)	-5%

Net tax equivalent margin on earning assets[3]									4.65%	5.06%	-0.41%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $680,000 and $637,000 in the second quarter of 2011 and 2010, respectively.

[2]	Average nonaccrual loans included in the computation of the average loans were $10.1 million and $14.0 million in the first quarter of 2011 and 2010, respectively.

[3]	Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2011	2010	$	%	2011	2010	$	%	2011	2010	Change
					(In Thousands)

Commercial	$243,707	$244,362	$(655)	0%	$8,229	$8,676	$(447)	-5%	6.81%	7.16%	-0.35%
Real estate construction	61,338	56,819	4,519	8%	2,243	2,316	(73)	-3%	7.38%	8.22%	-0.84%
Real estate term	311,286	294,487	16,799	6%	9,530	10,044	(514)	-5%	6.17%	6.88%	-0.71%
Home equity lines and other consumer	42,718	47,944	(5,226)	-11%	1,381	1,595	(214)	-13%	6.52%	6.67%	-0.15%
Real estate loans for sale	616	133	483	363%	13	3	10	333%	4.32%	4.76%	-0.44%
Unearned origination fees, net of origination costs	(2,650)	(1,541)	(1,109)	-72%

Total loans[1,2]	657,015	642,204	14,811	2%	21,396	22,634	(1,238)	-5%	6.60%	7.11%	-0.51%

Short-term investments	68,474	52,021	16,453	32%	88	65	23	35%	0.25%	0.25%	0.00%
Long-term investments	201,445	180,257	21,188	12%	1,654	2,644	(990)	-37%	1.78%	3.06%	-1.28%

Total investments	269,919	232,278	37,641	16%	1,742	2,709	(967)	-36%	1.41%	2.45%	-1.04%

Interest-earning assets	926,934	874,482	52,452	6%	23,138	25,343	(2,205)	-9%	5.09%	5.87%	-0.78%
Nonearning assets	110,180	108,820	1,360	1%

Total	$1,037,114	$983,302	$53,812	5%

Interest-bearing deposits	$590,103	$578,189	$11,914	2%	$1,487	$2,540	$(1,053)	-41%	0.51%	0.89%	-0.38%
Borrowings	35,776	32,993	2,783	8%	394	396	(2)	-1%	2.22%	2.38%	-0.16%

Total interest-bearing liabilities	625,879	611,182	14,697	2%	1,881	2,936	(1,055)	-36%	0.60%	0.97%	-0.37%
Demand deposits and other noninterest-bearing liabilities	291,396	258,748	32,648	13%
Equity	119,839	113,372	6,467	6%

Total	$1,037,114	$983,302	$53,812	5%

Net interest income					$21,257	$22,407	$(1,150)	-5%

Net tax equivalent margin on earning assets[3]									4.68%	5.20%	-0.52%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $1.3 million in the six months ending June 30, 2011 and 2010, respectively.

[2]	Average nonaccrual loans included in the computation of the average loans were $10.5 million and $13.3 million in the six months ending June 30, 2011 and 2010, respectively.

[3]	Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.
Analysis of Changes in Interest Income and Expense
     The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and six-month periods ending June 30, 2011 as compared to the same periods in 2010. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended June 30, 2011 vs. 2010
	Increase (decrease) due to
	Volume	Rate		Total

Interest Income:
Loans	$370	$	(873)	$	(503)
Long-term investments	47		(640)		(593)
Short-term investments	11		2		13

Total interest income	$428	$	(1,511)	$	(1,083)

Interest Expense:
Deposits:
Interest-bearing deposits	$16		(573)	$	(557)
Borrowings	5		(10)		(5)

Total interest expense	$21	$	(583)	$	(562)

	Six months ended June 30, 2011 vs. 2010
	Increase (decrease) due to
	Volume	Rate	Total

Interest Income:
Loans	$610	$(1,848)	$(1,238)
Long-term investments	388	(1,377)	(990)
Short-term investments	23	—	23

Total interest income	$1,021	$(3,225)	$(2,205)

Interest Expense:
Deposits:
Interest-bearing deposits	$54	(1,107)	$(1,053)
Borrowings	28	(26)	(2)

Total interest expense	$82	$(1,133)	$(1,055)

     Provision for Loan Losses
     The provision for loan losses was $550,000 and $1.4 million for the quarters ending June, 2011 and 2010, respectively. The Company had net charge offs of $115,000 and $994,000 for the second quarter of 2011 and 2010, respectively. The provision for loan losses was $1.1 million and $2.8 million for the six-month period ending June, 2011 and 2010, respectively. Net recoveries were $69,000 and net charge offs $1.4 million, respectively, for the six-month period ending June 30, 2011 and 2010. At June 30, 2011, the Allowance was $15.6 million, or 2.46% of total loans as compared to $14.4 million, or 2.30% of total loans a year ago. The Company believes that the current level of the reserve is appropriate at June 30, 2011 to address the impact of the current economic environment on our loan portfolio. See additional analysis of the Allowance in the Balance Sheet Overview section.
     Other Operating Income
     Other operating income for the second quarter of 2011 decreased $152,000 as compared to the second quarter of 2010. The decrease is primarily due to a $168,000 decrease in deposit service charges and a $132,000 decrease in gains on the sale of securities. The decrease in deposit service charges resulted from changes in regulations that restrict the Company’s ability to assess overdraft charges on point-of-sale transactions unless its customers request the overdraft protection service. These decreases were partially offset by an $88,000 increase in equity in earnings from RML and a $63,000 increase in income from our employee benefit plan affiliate. Equity in earnings from RML increased due to increased yields on mortgage transactions at RML. Employee benefit plan income from the sale and service of employee benefit plans through our affiliate Northrim Benefits Group, LLC (“NBG”) increased in the second quarter of 2011 as NBG continued to provide additional products and services to an increasing client base.
     Changes in other operating income for the six months ending June 30, 2011 generally mirror those that occurred in the second quarter of 2011 as compared to 2010 discussed above. Other operating income for the six months ending June 30, 2011 increased $33,000 as compared to same period in 2010. This slight increase is due to increases of $282,000, $142,000 and $109,000, respectively, in purchased receivable income due to higher average balances, employee benefit plan income, and equity in earnings from RML. These increases were almost completely offset by decreases of $344,000 and $150,000, respectively, in services charges on deposits and gain on sales of securities for the six months ending June 30, 2011 as compared to the same period in 2010. The decrease in service charges was caused by the same reason described above.
     Other Operating Expense
     Other operating expense for the second quarter of 2011 decreased $1.2 million as compared to the second quarter of 2010. This decrease was primarily due to a $702,000 decrease in OREO expense, net of rental income and gains on the sale of OREO properties, due to increased gains on the sale of OREO properties and lower taxes, insurance, and other operational costs on OREO properties. Additionally, impairment on purchased receivables, net of recoveries, decreased by $406,000 in the second quarter of 2011 as compared to the second quarter of 2010 due to the fact that the Company had losses on two customer accounts in the second quarter of 2010 and did not have losses in the second quarter of 2011. Salaries and other personnel expense and insurance expense also decreased by $202,000 and $127,000, respectively, in the second quarter of 2011 as compared to the same period in 2010 due to lower group medical and salary costs. Insurance expense decreased in the same period due to lower FDIC insurance premiums. These decreases were partially offset by a $100,000 increase in occupancy expenses due to costs associated with routine repairs and maintenance, a $62,000 increase in software expense and $48,000 increase in equipment expense over the same periods.
     Changes in other operating expense for the six months ending June 30, 2011 generally mirror those that occurred in the second quarter of 2011 as compared to 2010 discussed above. Other operating expense for the six months ended June 30, 2011 decreased $1.8 million as compared to the same period in 2010 primarily due to a $943,000 decrease in OREO expense, net of rental income and gains on the sale of OREO properties, again due to increased gains on the sale of OREO properties and decreased operational costs. Additionally, however, for the six month period ending June 30, 2011, impairment charges on OREO properties also decreased as compared to the same period in 2010. Impairment charges arise from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and overall market conditions in the Anchorage, Matanuska-Susitna Valley, and Fairbanks markets. Salaries and other personnel expense, impairment on purchased receivables net of recoveries, and insurance expense for the six months ended June 30, 2011 decreased by $506,000, $405,000 and $249,000, respectively, as compared to the same period in 2010 as a result of the same factors noted in the discussion above about changes in the second quarter of 2011 as compared to 2010. These decreases were again offset in the six-month period in 2011 due to increases of $91,000, $82,000 and $79,000 in occupancy, software and equipment expense as compared to the same period in 2010. Additionally, professional and outside services also increased $110,000 due to increased audit and legal fees in the same periods.
     Income Taxes
     The provision for income taxes increased by $286,000 and $618,000 in the three and six-month periods ending June 30, 2011 as compared to the same periods in 2010, primarily due to increased pre-tax income. The tax rates for the second quarters of 2011 and 2010 were 27% and 29%, respectively. The tax rates for the first six months of 2011 and 2010 were both 28%.
FINANCIAL CONDITION
     Balance Sheet Overview
     Investment Securities
     Investment securities at June 30, 2011 decreased $32.1 million, or 15%, from December 31, 2010, and increased $13 million, or 7%, from June 30, 2010. The decrease in investments from December 31, 2010 to June 30, 2011 was primarily due to the reinvestment of the proceeds from security calls and sales into overnight investments as opposed to available for sale investment securities. The increase in investments as of June 30, 2011 from June 30, 2010 was primarily due to the investment of the proceeds from increased deposit balances.
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
     Loans are the highest yielding component of our earning assets. Loans comprised 71% of total average earning assets for both the three and six-month periods ending June 30, 2011, compared to 72% and 73% for the three and six-month periods ending June 30, 2010, respectively. The yield on loans averaged 6.62% and 6.60% for the three and six-month periods ending June 30, 2011, compared to 7.07%

and 7.11% for the three and six-month periods ending June 30, 2010. See the Net Interest Income section for further discussion of average balances and yields for the three and six-month periods ending June 30, 2011 and 2010.
     The loan portfolio increased by $5.8 million, or 1%, to $634.1 million at June 30, 2011 from $628.4 million at June 30, 2010 due to new loan volume. The loan portfolio decreased by $37.7 million, or 6%, at June 30, 2011 from $671.8 million at December 31, 2010 primarily due to a lower level of commercial and real estate construction loans. The following table details the changes in loan balances by loan type:

	June 30, 2011		December 31, 2010		June 30, 2010
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(In Thousands)
Commercial	$232,765	37%	$256,971	38%	$244,316	39%
Real estate construction	47,639	8%	62,620	9%	49,122	8%
Real estate term	314,093	50%	312,128	46%	290,122	46%
Home equity lines and other consumer	42,458	7%	43,264	6%	47,311	8%

Subtotal	$636,955		$674,983		$630,871
Less: Unearned origination fee,
net of origination costs	(2,825)	0%	(3,171)	0%	(2,498)	0%

Total loans	$634,130		$671,812		$628,373

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
•	A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of the Company’s estimation of the fair value of impaired loans.
When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The annualized total charge-off rate for nonperforming loans for the six months ended June 30, 2011 and June 30, 2010 was 19% and 21%, respectively.
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
At June 30, 2011, the unallocated portion of the Allowance as a percentage of the total Allowance was 8.7%. The unallocated portion of the Allowance as a percentage of the total Allowance was 13.8% at December 31, 2010 and 45.4% at June 30, 2010 as reported in the Company’s Form 10-Q for the quarter ended June 30, 2010. The decrease in the unallocated portion of the Allowance as a percentage of the total Allowance at June 30, 2011 and December 31, 2010 as compared to June 30, 2010 is due to an enhancement to the Company’s methodology. The Company enhanced its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because it believes that it more accurately allocates expected losses by loan segment and class.

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
     The following table summarizes what the comparative data regarding the Allowance would have looked like at the periods indicated if the Company had used the enhanced methodology to calculate the Allowance at June 30, 2010:

		June 30, 2011				June 30, 2010, Enhanced
		Impaired	Formula-based			Impaired	Formula-based
Allownace applicable to:	Total	Loans	Amounts	Other	Total	Loans	Amounts	Other

Commercial	$6,703	$513	$6,190	—	$6,164	$167	$5,997	—
Real estate construction	1,632	183	$1,449	—	1,619	531	1,088	—
Real estate term	4,970	—	$4,970	—	4,630	121	4,509	—
Home equity lines and other
consumer	919	—	$919	—	625	1	624	—
Unallocated	1,350	—	—	$1,350	1,389	—	—	1,389

Total	$15,574	$696	$13,528	$1,350	$14,427	$820	$12,218	$1,389

     Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$15,139	$14,046	$14,406	$13,108
Charge-offs:
Commercial	91	842	564	1,634
Real estate construction	—	—	—	79
Real estate term	90	120	90	120
Home equity lines and
other consumer	65	174	65	253

Total charge-offs	246	1,136	719	2,086
Recoveries:
Commercial	109	114	699	618
Real estate construction	12	4	13	4
Real estate term	—	11	53	11
Home equity lines and
other consumer	10	13	23	22

Total recoveries	131	142	788	655
Net, (recoveries) charge-offs	115	994	(69)	1,431
Provision for loan losses	550	1,375	1,099	2,750

Balance at end of period	$15,574	$14,427	$15,574	$14,427

     While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance,

and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance.
Deposits
     Deposits are the Company’s primary source of funds. Total deposits decreased $8 million to $884.2 million at June 30, 2011, from December 31, 2010, and increased $32.7 million from June 30, 2010. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2011. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2011, December 31, 2010, or June 30, 2010.
     Borrowings
     At June 30, 2011, the Company’s maximum borrowing line from the FHLB was $115.4 million, approximately 11% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At June 30, 2011, December 31, 2010, and June 30, 2010, the Company had no outstanding balances on the borrowing line.
     The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At June 30, 2011, December 31, 2010, and June 30, 2010, the outstanding balance on this loan was $4.7 million, $4.8 million, and $4.8 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.
     In addition to the borrowings for the building, the Company had $620,000 and $700,000 in other borrowings outstanding at December 31, 2010 and June 30, 2010, respectively. There were no other borrowings outstanding at June 30, 2011. Other borrowings during each of these periods consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits.
     At June 30, 2011, December 31, 2010, and June 30, 2010, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
     Liquidity and Capital Resources
     The Company manages its liquidity through its Asset and Liability Committee. In addition to the $145.8 million of cash and cash equivalents and $158.6 million in unpledged available for sale securities held at June 30, 2011, the Company had additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $123 million as of June 30, 2011.
     At June 30, 2011, $24.2 million in securities, or 13%, of the investment portfolio was pledged, as compared to $26.2 million, or 12%, at December 31, 2010, and $23.2 million, or 13%, at June 30, 2010. As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $12.7 million for the first six months of 2011. The sale of loans held for sale provided $5.6 million of this total. Net cash of $76.8 million was provided by investing activities for the same period, mostly due to maturities and sales of available-for-sale securities and net loan pay downs. The $11.7 million of cash used by financing activities primarily consisted of an $8 million decrease in deposits during the six months of 2011.
     The Company issued 3,962 shares through the exercise of stock options in the second quarter of 2011 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2011, the Company had approximately 6.4 million shares of its common stock outstanding.

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
     The requirements address both risk-based capital and leverage capital. At June 30, 2011, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.
     The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2011.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank
Tier 1 risk-based capital	4.00%	6.00%	15.59%	14.48%
Total risk-based capital	8.00%	10.00%	16.84%	15.74%
Leverage ratio	4.00%	5.00%	12.85%	11.94%

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
     Off-Balance Sheet Items
     The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2011, December 31, 2010 and June 30, 2010, the Company’s commitments to extend credit and to provide letters of credit amounted to $223 million, $200.4 million, and $199.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
     Capital Expenditures and Commitments
     The Company has no capital commitments as of June 30, 2011.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our assessment of market risk as of June 30, 2011 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2011, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
     There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In July 2010, the Dodd-Frank Act was signed into law. This legislation is expected to have an adverse impact on our financial results upon full implementation. In June 2011, in addressing one of the provisions of the Dodd-Frank Act, the FRB approved a final debit card interchange rule (the “Durbin Amendment”) that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis point charge per transaction to help cover fraud losses. Additionally, an interim final rule issued by the FRB allows a fraud prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. Requirements have also been adopted that issuers include two unaffiliated networks for routing debit transactions; one signature-based, one PIN-based. The effective date for the final and interim final rules on the pricing and routing restrictions of the Durbin Amendment is October 1, 2011. We continue to refine our estimate of the potential impact of this regulation on our income. We also continue to review the impact the Durbin Amendment may have on the types of products we offer, the methods by which we offer them, and the prices at which they are offered as well as other provisions of the Dodd-Frank Act which have yet to be implemented.
     For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Other than the risk factor noted above, these risk factors have not materially changed as of June 30, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a)-(b) Not applicable
     (c) There were no stock repurchases by the Company during the six months ending June 30, 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
(a)	Not applicable

(b)	There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2011, December 31, 2010 and June 30, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.
August 5, 2011	By	/s/ R. Marc Langland
R. Marc Langland Chairman, President, and CEO (Principal Executive Officer)

August 5, 2011	By	/s/ Joseph M Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)