Form 10-Q
period 2011-09-30
NORTHRIM BANCORP INC
filed 2011-11-07
CIK 1163370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer's Common Stock outstanding at November 7, 2011 was 6,442,733.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

September 30, 2011, December 31, 2010 and September 30, 2010

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,365	$15,953	$22,367
Interest bearing deposits in other banks	94,205	50,080	60,939
Investment securities available for sale	211,819	214,010	206,342
Investment securities held to maturity	4,385	6,125	6,692

Total portfolio investments	216,204	220,135	213,034
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003
Loans held for sale	—	5,558	20,082
Loans	629,664	671,812	635,475
Allowance for loan losses	(16,093)	(14,406)	(14,711)

Net loans	613,571	662,964	640,846
Purchased receivables, net	25,536	16,531	8,654
Accrued interest receivable	3,030	3,401	3,234
Premises and equipment, net	28,320	29,048	28,769
Goodwill and intangible assets	8,486	8,697	8,767
Other real estate owned	5,838	10,355	11,019
Other assets	34,053	35,362	38,302

Total assets	$1,065,611	$1,054,529	$1,037,934

LIABILITIES
Deposits:
Demand	$307,529	$289,061	$281,972
Interest-bearing demand	133,495	138,072	126,056
Savings	76,847	77,411	77,971
Alaska CDs	95,481	100,315	111,526
Money market	153,924	149,104	132,349
Certificates of deposit less than $100,000	51,264	53,858	56,984
Certificates of deposit greater than $100,000	75,027	84,315	91,870

Total deposits	893,567	892,136	878,728

Securities sold under repurchase agreements	17,034	12,874	9,996
Borrowings	4,662	5,386	5,506
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,445	8,453	8,290

Total liabilities	942,266	937,407	921,078

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,440,241, 6,427,237 and 6,409,799 shares issued and outstanding at September 30, 2011, December 31, 2010, and September 30, 2010, respectively	6,440	6,427	6,410
Additional paid-in capital	53,091	52,658	52,660
Retained earnings	63,071	57,339	56,268
Accumulated other comprehensive income	680	648	1,476

Total Northrim BanCorp shareholders’ equity	123,282	117,072	116,814

Noncontrolling interest	63	50	42

Total shareholders’ equity	123,345	117,122	116,856

Total liabilities and shareholders’ equity	$1,065,611	$1,054,529	$1,037,934

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,392	$11,249	$31,788	$33,883
Interest on investment securities-available for sale	717	895	2,251	3,394
Interest on investment securities-held to maturity	49	68	169	213
Interest on deposits in other banks	72	54	160	119

Total Interest Income	11,230	12,266	34,368	37,609
Interest Expense
Interest expense on deposits,
borrowings and junior subordianted debentures	876	1,370	2,757	4,306

Net Interest Income	10,354	10,896	31,611	33,303
Provision for loan losses	550	417	1,649	3,167

Net Interest Income After Provision for Loan Losses	9,804	10,479	29,962	30,136
Other Operating Income
Purchased receivable income	695	485	1,886	1,394
Service charges on deposit accounts	609	659	1,727	2,121
Employee benefit plan income	536	466	1,629	1,417
Electronic banking income	508	449	1,424	1,284
Equity in earnings from RML	357	570	575	679
Gain on sale of securities	33	58	296	471
Equity in earnings (loss) from Elliott Cove	(5)	(4)	(16)	(1)
Other income	629	517	1,689	1,650

Total Other Operating Income	3,362	3,200	9,210	9,015

Other Operating Expense
Salaries and other personnel expense	5,230	5,394	15,746	16,416
Occupancy	914	1,016	2,821	2,832
Marketing expense	435	445	1,315	1,323
Insurance expense	391	502	1,122	1,482
Professional and outside services	370	338	1,045	903
Equipment expense	291	304	887	821
Software expense	257	256	774	691
Amortization of low income housing tax investments	224	201	675	652
Internet banking expense	162	144	473	455
Intangible asset amortization expense	70	76	211	229
Operational losses, net	37	123	198	325
Impairment (recovery) on purchased receivables, net	—	(3)	2	404
OREO (income) expense, net of rental income and gains on sale	(14)	(969)	(895)	(907)
Other operating expense	1,062	883	2,970	2,766

Total Other Operating Expense	9,429	8,710	27,344	28,392

Income Before Provision for Income Taxes	3,737	4,969	11,828	10,759
Provision for income taxes	1,125	1,629	3,357	3,243

Net Income	2,612	3,340	8,471	7,516
Less: Net income attributable to the noncontrolling interest	106	162	328	298

Net Income Attributable to Northrim BanCorp	$2,506	$3,178	$8,143	$7,218

Earnings Per Share, Basic	$0.39	$0.50	$1.27	$1.13

Earnings Per Share, Diluted	$0.38	$0.49	$1.24	$1.11

Weighted Average Shares Outstanding, Basic	6,436,178	6,401,069	6,431,989	6,391,252

Weighted Average Shares Outstanding, Diluted	6,554,776	6,479,813	6,553,462	6,473,915

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in

Shareholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2011 and 2010

					Accumulated
	Common Stock		Additional		Other
	Number	Par	Paid-in	Retained	Comprehensive	Noncontrolling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(Unaudited)
	(In Thousands)
Nine months ending September 30, 2010:
Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020
Cash dividend declared	—	—	—	(2,071)	—	—	(2,071)
Stock option expense	—	—	387	—	—	—	387
Exercise of stock options	39	39	(43)	—	—	—	(4)
Excess tax benefits from share-based payment arrangements	—	—	177	—	—	—	177
Distributions to noncontrolling interest	—	—	—	—	—	(304)	(304)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	135	—	135
Net income attributable to the noncontrolling interest	—	—	—	—	—	298	298
Net income attributable to Northrim BanCorp	—	—	—	7,218	—	—	7,218

Total Comprehensive Income							7,651

Balance as of September 30, 2010	6,410	$6,410	$52,660	$56,268	$1,476	$42	$116,856

Nine months ending September 30, 2011:
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122
Cash dividend declared	—	—	—	(2,411)	—	—	(2,411)
Stock option expense	—	—	381	—	—	—	381
Exercise of stock options	13	13	(32)	—	—	—	(19)
Excess tax benefits from share-based payment arrangements	—	—	84	—	—	—	84
Distributions to noncontrolling interest	—	—	—	—	—	(315)	(315)
Comprehensive income:
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	32	—	32
Net income attributable to the noncontrolling interest	—	—	—	—	—	328	328
Net income attributable to Northrim BanCorp	—	—	—	8,143	—	—	8,143

Total Comprehensive Income							8,503

Balance as of September 30, 2011	6,440	$6,440	$53,091	$63,071	$680	$63	$123,345

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$8,471	$7,516
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(296)	(471)
Depreciation and amortization of premises and equipment	1,299	1,165
Amortization of software	155	130
Intangible asset amortization	211	229
Amortization of investment security premium, net of discount accretion	144	306
Deferred tax (benefit) liability	(1,311)	2,054
Stock-based compensation	381	387
Excess tax benefits from share-based payment arrangements	(84)	(177)
Deferral of loan fees and costs, net	(240)	153
Provision for loan losses	1,649	3,167
Purchased receivable loss	2	404
Purchases of loans held for sale	—	(43,593)
Proceeds from the sale of loans held for sale	5,558	23,530
Gain on sale of loans held for sale	—	(19)
Gain on sale of other real estate owned	(859)	(1,443)
Impairment on other real estate owned	—	250
Proceeds in excess of earnings (earnings in exess of proceeds) from RML	200	(242)
Equity in loss (income) from Elliott Cove	16	1
Decrease in accrued interest receivable	371	752
(Increase) decrease in other assets	2,105	654
(Decrease) in other liabilities	(226)	742

Net Cash Provided (Used) by Operating Activities	17,546	(4,505)

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(113,242)	(169,199)
Purchases of investment securities-held-to-maturity	—	(517)
Proceeds from sales/maturities of securities-available-for-sale	115,644	141,416
Proceeds from calls/maturities of securities-held-to-maturity	1,735	1,105
Purchases of domestic certificates of deposit	—	—
Investment in (repayment from) purchased receivables	(9,007)	(1,797)
Loan paydowns, net of new advances	40,171	15,857
Proceeds from sale of other real estate owned	7,912	9,225
Investment in Elliott Cove	—	(100)
Investment in other real estate owned	(29)	(34)
Loan to Elliott Cove, net of repayments	122	60
Purchases of premises and equipment	(571)	(1,556)

Net Cash Provided (Used) by Investing Activities	42,735	(5,540)

Financing Activities:
Increase in deposits	1,431	25,620
Increase in securities sold under repurchase agreements	4,160	3,263
(Decrease) in borrowings	(724)	(81)
Distributions to noncontrolling interest	(315)	(304)
Excess tax benefits from share-based payment arrangements	84	177
Cash dividends paid	(2,380)	(2,045)

Net Cash Provided by Financing Activities	2,256	26,630

Net Increase in Cash and Cash Equivalents	62,537	16,585
Cash and Cash Equivalents at Beginning of Period	66,033	66,721

Cash and Cash Equivalents at End of Period	$128,570	$83,306

Supplemental Information:
Income taxes paid	$2,880	$1,263
Interest paid	$3,009	$4,310
Transfer of loans to other real estate owned	$2,255	$1,990
Loans made to facilitate sales of other real estate owned	$1,362	$5,967
Cash dividends declared but not paid	$31	$26

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011 and 2010

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended September 30, 2011, are not necessarily indicative of the results anticipated for the year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties in order to determine when a restructured loan is a troubled debt restructuring. This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after June 15, 2011, and has been applied retrospectively to the beginning of the period of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). Some of the amendments contained in ASU 2011-04 clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amends Topic 220, “Comprehensive Income”, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other”, to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3. Investment Securities

The carrying values and approximate fair values of investment securities at September 30, 2011 and 2010, respectively, are presented below. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were ten and eight securities with unrealized losses as of September 30, 2011 and 2010, respectively, that have been in a loss position for less than twelve months. There were no securities with unrealized losses as of September 30, 2011 and 2010 that have been in a loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2011, $30.3 million in securities, or 14%, of the investment portfolio was pledged, as compared to $26.2 million, or 12%, at December 31, 2010, and $19.7 million, or 9%, at September 30, 2010. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2011, December 31, 2010 or September 30, 2010.

September 30,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$153,017	$831	$22	$153,826
Muncipal securities	14,002	536	—	14,538
U.S. Agency mortgage-backed securities	56	2	—	58
Corporate bonds	43,593	439	635	43,397

Total securities available for sale	$210,668	$1,808	$657	$211,819

Securities held to maturity
Municipal securities	$4,385	$234	$—	$4,619

Total securities held to maturity	$4,385	$234	$—	$4,619

2010:
Securities available for sale
U.S. Treasury and government sponsored entities	$151,614	$805	$7	$152,411
Muncipal securities	6,169	300	—	6,469
U.S. Agency mortgage-backed securities	76	3	—	79
Corporate bonds	45,980	1,440	37	47,383

Total securities available for sale	$203,839	$2,548	$44	$206,342

Securities held to maturity
Municipal securities	$6,692	$304	$—	$6,996

Total securities held to maturity	$6,692	$304	$—	$6,996

The amortized cost and fair values of debt securities at September 30, 2011, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$53,227	$53,514	1.10%
1-5 years	99,790	100,312	0.91%

Total	$153,017	$153,826	0.97%

U.S. Agency mortgage-backed securities
5-10 years	$56	$58	4.45%

Total	$56	$58	4.45%

Corporate bonds
1-5 years	$43,593	$43,397	2.38%

Total	$43,593	$43,397	2.38%

Municipal securities
Within 1 year	$2,349	$2,370	2.76%
1-5 years	4,969	5,135	2.92%
5-10 years	7,919	8,340	4.51%
Over 10 years	3,150	3,312	4.79%

Total	$18,387	$19,157	3.90%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2011 and 2010, respectively, are as follows:

September 30,	Proceeds	Gross Gains	Gross Losses
	(In Thousands)
2011:
Available for sale securities	$17,030	$296	$—
2010:
Available for sale securities	$20,261	$471	$—

A summary of interest income for the nine months ending September 30, 2011 and 2010 on available for sale investment securities is as follows:

September 30,	2011	2010
	(In Thousands)
US Treasury and government sponsored entities	$1,197	$2,096
U.S. Agency mortgage-backed securities	2	3
Other	683	1,080

Total taxable interest income	$1,882	$3,179

Municipal securities	369	215

Total tax-exempt interest income	369	215

Total	$2,251	$3,394

For the periods ending September 30, 2011, December 31, 2010 and September 30, 2010, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2011, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the nine-month period ending September 30, 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

4.    Loans

The composition of the loan portfolio by segment, excluding loans held for resale, is presented below:

	September 30, 2011		December 31, 2010		September 30, 2010
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$228,538	36.3%	$256,971	38.3%	$237,647	37.4%
Real estate construction	45,984	7.3%	62,620	9.3%	50,979	8.0%
Real estate term	316,463	50.3%	312,128	46.5%	305,808	48.1%
Home equity lines and other consumer	41,609	6.6%	43,264	6.4%	43,992	6.9%

Subtotal	$632,594		$674,983		$638,426
Less: Unearned origination fee,
net of origination costs	(2,930)	-0.5%	(3,171)	-0.5%	(2,951)	-0.5%

Total loans	$629,664		$671,812		$635,475

At September 30, 2011, approximately 31% of the portfolio was scheduled to mature over the next 12 months, and 23% was scheduled to mature between October 1, 2012, and September 30, 2016.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. The Company utilizes a risk grading matrix to assign a risk classification to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk classifications are as follows:

•

Risk Code 1 – Excellent: Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity. Cash flow has been consistent and is well in excess of debt servicing requirements. Loans in this grade may be secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. Government, and other approved governments and financial institutions. Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established by Standard & Poor's.

•

Risk Code 2 – Good: Loans in this grade are those to borrowers who have demonstrated satisfactory asset quality, earnings history, liquidity and other adequate margins of creditor protection. Borrowers exhibit positive fundamentals in terms of working capital, cash flow sufficient to service the debt, and debt to worth ratios. Borrowers for loans in this grade are capable of absorbing normal economic or other setbacks without difficulty. The borrower may exhibit some weaknesses or varying historical profitability. Management is considered adequate in all cases. Borrowing facilities may be unsecured or secured by customary acceptable collateral with well-defined market values. Additional support for the loan is available from secondary repayment sources and/or adequate guarantors.

•

Risk Code 3 – Satisfactory: Loans in this grade represent moderate credit risk due to some instability in borrower capacity and financial condition. These loans generally require average loan officer attention. Characteristics of assets in this classification may include: marginal debt service coverage, newly established ventures, limited or unstable earnings history, some difficulty in absorbing normal setbacks, and atypical maturities, collateral or other exceptions to established loan policies. In all cases, such weaknesses are offset by well secured collateral positions and/or acceptable guarantors.

•

Risk Code 4 – Watch List: Loans in this grade are acceptable, but additional attention is needed. This is an interim classification reserved for loans that are intrinsically creditworthy but which require specific attention. Loans may have documentation deficiencies that are deemed correctable, may be contrary to current lending policies, or may have insufficient credit or financial information. Loans in this grade may also be characterized by borrower failure to comply with loan covenants or to provide other required information. If such conditions are not resolved within 90 days from the date of the assignment of Risk Code 4, the loan may warrant further downgrade.

•

Risk Code 5 – Special Mention: Loans in this grade have had a deterioration of financial condition or collateral value, but are still reasonably secured by collateral or net worth of the borrower. Although the Company is presently protected from loss, potential weaknesses are apparent which, if not corrected, could cause future problems. Loans in this classification warrant more than the ordinary amount of attention but have not yet reached the point of concern for loss. Loans in this category have deteriorated sufficiently that they would have difficulty in refinancing. Loans in this classification may show one or more of the following characteristics: inadequate loan documentation, deteriorating financial condition or control over collateral, economic or market conditions which may adversely impact the borrower in the future, unreliable or insufficient credit or collateral information, adverse trends in operations that are not yet jeopardizing repayment, or adverse trends in secondary repayment sources.

•

Risk Code 6 – Substandard: Loans in this grade are no longer adequately protected due to declining net worth of the borrower, lack of earning capacity, or insufficient collateral. The possibility for loss of some portion of the loan principal cannot be ruled out. Loans in this grade exhibit well-defined weaknesses that bring normal repayment into doubt. Some of these weaknesses may include: unprofitable or poor earnings trends of the borrower or property, declining liquidity, excessive debt, significant unfavorable industry comparisons, secondary repayment sources are not available, or there is a possibility of a protracted work-out.

•

Risk Code 7 – Doubtful: Loans in this grade exhibit the same weaknesses as those classified Substandard, but the traits are more pronounced. Collection in full is improbable, however the extent of the loss may be indeterminable due to pending factors which may yet occur that could salvage the loan, such as possible pledge of additional collateral, sale of assets, merger, acquisition or refinancing. Borrowers in this grade may be on the verge of insolvency or bankruptcy, and stringent action is required on the part of the loan officer.

•

Risk Code 8 – Loss: Loans in this grade are those that are largely non-collectible or those in which ultimate recovery is too distant in the future to warrant continuance as a bankable asset. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer charging the loan off even though recovery may be affected in the future.

A risk rating is assigned for each loan at origination. The risk ratings for commercial, real estate construction, and real estate term loans may change throughout the life of the loan as a multitude of risk factors change. The risk rating for consumer loans may change as loans become delinquent. Delinquent loans are those that are thirty days or more past due.

The loan portfolio, segmented by risk class at September 30, 2011, is shown below:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
Risk Code 1 - Excellent	$1,074	$—	$—	$569	$1,643
Risk Code 2 - Good	69,961	—	58,293	902	129,156
Risk Code 3 - Satisfactory	133,002	31,650	244,526	36,754	445,932
Risk Code 4 - Watch	9,582	5,004	980	2,463	18,029
Risk Code 5 - Special Mention	9,556	—	3,408	453	13,417
Risk Code 6 - Substandard	4,674	9,330	9,256	468	23,728
Risk Code 7 - Doubtful	689	—	—	—	689

Subtotal	$228,538	$45,984	$316,463	$41,609	$632,594
Less: Unearned origination fees, net of origination costs					(2,930)

					$629,664

Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs. Loan balances are charged to the Allowance when management believes that collection of principal is unlikely. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status. All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $7.9 million, $11.4 million and $13.9 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. Nonaccrual loans at September 30, 2011, by major loan type, are presented below:

(In Thousands)
Commercial	$4,058
Real estate construction	1,568
Real estate term	2,061
Home equity lines and other consumer	179

Total	$7,866

Past due loans and nonaccrual loans at September 30, 2011 are presented below by loan class:

	30-59 DaysPast Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Financing Receivables
	(In Thousands)
Risk Code 1 - Excellent	$—	$—	$—	$—	$—	$1,643	$1,643
Risk Code 2 - Good	—	—	—	—	—	129,156	129,156
Risk Code 3 - Satisfactory	454	—	—	—	454	445,478	445,932
Risk Code 4 - Watch	89	—	—	—	89	17,940	18,029
Risk Code 5 - Special Mention	53	—	—	177	230	13,187	13,417
Risk Code 6 - Substandard	3,064	3	—	7,000	10,067	13,661	23,728
Risk Code 7 - Doubtful	—	—	—	689	689	—	689

Subtotal	$3,660	$3	$—	$7,866	$11,529	$621,065	$632,594
Less: Unearned origination fees, net of origination costs							(2,930)

							$629,664

Past due loans greater than 90 days and still accruing were zero and $200,000 at December 31, 2010 and September 30, 2010, respectively.

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

At September 30, 2011, December 31, 2010 and September 30, 2010, the recorded investment in loans that are considered to be impaired was $10.9 million, $18.3 million, and $22.2 million, respectively. The following table presents information about impaired loans as of September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded
Commercial - risk code 5 special mention	$374	$374	$—	$453	$18
Commercial - risk code 6 substandard	2,558	3,156	—	2,717	28
Real estate construction - risk code 6 substandard	431	431	—	432	—
Real estate term - risk code 6 substandard	3,477	3,566	—	3,389	89
Home equity lines and other consumer - risk code 5 special mention	98	98	—	49	4
Home equity lines and other consumer - risk code 6 substandard	201	201	—	208	7

	$7,139	$7,826	$—	$7,248	$146
With an allowance recorded
Commercial - risk code 6 substandard	$1,158	$1,158	$64	$1,332	$—
Commercial - risk dode 7 doubtful	688	688	646	716	—
Real estate construction - risk code 6 substandard	1,568	1,613	50	1,573	—
Real estate term - risk code 6 substandard	223	223	25	224	—
Home equity lines and other consumer - risk code 6 substandard	91	91	5	91	4

	$3,728	$3,773	$790	$3,936	$4
Total

Commercial - risk code 5 special mention	$374	$374	$—	$453	$18
Commercial - risk code 6 substandard	3,716	4,314	64	4,049	28
Commercial - risk dode 7 doubtful	688	688	646	716	—
Real estate construction - risk code 6 substandard	1,999	2,044	50	2,005	—
Real estate term - risk code 6 substandard	3,700	3,789	25	3,613	89
Home equity lines and other consumer - risk code 5 special mention	98	98	—	49	4
Home equity lines and other consumer - risk code 6 substandard	292	292	5	299	11

	$10,867	$11,599	$790	$11,184	$150

The unpaid principle balance included in the table above represents the recorded investment at September 30, 2011 and amounts charged off for book purposes.

Loans classified as troubled debt restructurings totaled $4.1 million at September 30, 2011. There were no loans classified as troubled debt restructurings at December 31, 2010 or September 30, 2010. A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification: A modification in which the dollar amount of the payment is changed, or in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2011:

	September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
	(In Thousands)
Troubled Debt Restructurings
Commercial risk code 5 - special mention	$374	$—	$374
Commercial risk code 6 - substandard	259	172	431
Commercial risk code 7 - doubtful	—	688	688
Real estate term risk code 6 - substandard	1,846	647	2,493
Home equity lines and other consumer risk code 5 - special mention	98	—	98

Total	$2,577	$1,507	$4,084

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2011 by concession (terms modified):

		September 30, 2011
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
		(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial risk code 5 - special mention	1	$510	$—	$—	$—	$510
Commercial risk code 6 - substandard	3	—	204	—	257	461
Commercial risk code 7 - doubtful	3	—	465		259	724
Real estate term risk code 6 - substandard	5	1,408	402	—	520	2,330
Home equity lines and other consumer risk code 5 - special mention	1	—	101	—	—	101

Total	13	$1,918	$1,172	$—	$1,036	$4,126

Post-Modification Outstanding Recorded Investment:
Commercial risk code 5 - special mention	1	$374	$—	$—	$—	$374
Commercial risk code 6 - substandard	3	—	197	—	234	431
Commercial risk code 7 - doubtful	3	—	457		231	688
Real estate term risk code 6 - substandard	5	1,683	321	—	489	2,493
Home equity lines and other consumer risk code 5 - special mention	1	—	98	—	—	98

Total	13	$2,057	$1,073	$—	$954	$4,084

As of September 30, 2011, there were no troubled debt restructurings that have defaulted since the time of their modification. All troubled debt restructurings are performing according to their modified terms. The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings. All troubled debt restructurings are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance for Loan Losses. There was one $90,000 charge off in 2011 on troubled debt restructurings in the real estate term category. Two commercial troubled debt restructurings with a total recorded investment of $457,000 had a specific impairment amount totaling $446,000, respectively, at September 30, 2011.

Loans held for sale: The Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”), from time to time since 1998. The Company then sells these loans in the secondary market. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. The Company did not purchase or sell any loans in the third quarter of 2011. The Company sold $5.6 million in loans in the nine-month period ending September 30, 2011 and did not purchase any loans in the nine-month period ending September 30, 2011. The Company purchased $43.6 million and sold $23.5 million loans in the nine-month period ending September 30, 2010.

5.     Allowance for Loan Losses

The following tables detail activity in the Allowance for Loan Losses (“Allowance”) for the three and nine month periods ending September 30, 2011:

Three months ended September 30, 2011	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
	(In Thousands)
Balance, beginning of period	$6,703	$1,632	$4,970	$919	$1,350	$15,574
Charge-Offs	(349)	—	—	(5)	—	(354)
Recoveries	298	12	—	13	—	323
Provision	(621)	(105)	537	(313)	1,052	550

Balance, end of period	$6,031	$1,539	$5,507	$614	$2,402	$16,093
Balance, end of period: Individually evaluated for impairment	$710	$50	$25	$5	$—	$790

Balance, end of period: Collectively evaluated for impairment	$5,321	$1,489	$5,482	$609	$2,402	$15,303

Nine months ended September 30, 2011	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
	(In Thousands)
Balance, beginning of period	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(913)	—	(90)	(70)	—	(1,073)
Recoveries	997	25	53	36	—	1,111
Provision	(427)	479	1,274	(93)	416	1,649

Balance, end of period	$6,031	$1,539	$5,507	$614	$2,402	$16,093
Balance, end of period: Individually evaluated for impairment	$710	$50	$25	$5	$—	$790

Balance, end of period: Collectively evaluated for impairment	$5,321	$1,489	$5,482	$609	$2,402	$15,303

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at September 30, 2011:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
Balance, end of period	$228,538	$45,984	$316,463	$41,609	$632,594
Balance, end of period: Individually evaluated for impairment	$4,778	$1,999	$3,700	$390	$10,867
Balance, end of period: Collectively evaluated for impairment	$223,760	$43,985	$312,763	$41,219	$621,727

The following represents the balance of the Allowance as September 30, 2011 segregated by segment and class:

	Total	Commercial	Real estate Construction	Real estate term	Home equity lines and other consumer	Unallocated
		(In Thousands)
Individually evaluated for impairment:
Risk Code 6 - Substandard	$144	$64	$50	$25	$5	$—
Risk Code 7 - Doubtful	$646	646	—	—	—	—
Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	9,265	3,577	674	4,450	564	—
Risk Code 4 - Watch	758	630	97	10	21	—
Risk Code 5 - Special Mention	1,102	1,027	—	52	23	—
Risk Code 6 - Substandard	1,776	87	718	970	1	—
Risk Code 7 - Doubtful	—	—	—	—	—	—
Unallocated	2,402	—	—	—	—	2,402

	$16,093	$6,031	$1,539	$5,507	$614	$2,402

At September 30, 2011, the Allowance was $16.1 million, and the Company’s ratio of nonperforming loans compared to portfolio loans was 1.66%. The Company’s ratio of Allowance compared to portfolio loans at September 30, 2011 was 2.56%.

6.    Goodwill and Other Intangibles

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no indication of impairment as of September 30, 2011. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2011 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

7.    Variable Interest Entities

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that Elliott Cove Capital Management LLC (“Elliott Cove”) is a variable interest entity (“VIE”). However, the Company does not have a controlling interest in Elliott Cove. The Company owns a 40.8% equity interest in Elliott Cove, an investment advisory services company, through its wholly–owned subsidiary, Northrim Investment Services Company (“NISC”). The Company determined that Elliott Cove is a VIE based on the fact that the Company provides Elliott Cove with a line of credit for which the majority owner of Elliott Cove provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $420,000 as of September 30, 2011. Furthermore, Elliott Cove does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses to date and its resulting lack of equity. As such, it appears that Elliott Cove cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in Elliott Cove based on the following facts and circumstances:

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

8.    Deposit Activities

Total deposits at September 30, 2011, December 31, 2010 and September 30, 2010 were $893.6 million, $892.1 million and $878.7 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2011, the Company had $126.3 million in certificates of deposit as compared to certificates of deposit of $138.2 million and $148.9 million, for the periods ending December 31, 2010 and September 30, 2010, respectively. At September 30, 2011, $89.1 million, or 71%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $103.7 million, or 75%, of total certificates of deposit at December 31, 2010, and $105.9 million, or 71%, of total certificates of deposit at September 30, 2010.

9.    Stock Incentive Plan

The Company set aside 325,000 shares of authorized stock for the 2010 Stock Incentive Plan (“2010 Plan”) under which it may grant stock options and restricted stock units. The Company’s policy is to issue new shares to cover awards. The total number of stock options and restricted stock units outstanding under the 2010 Plan and previous stock incentive plans at September 30, 2011 was 325,016. Under the 2010 plan and previous stock incentive plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange, at the fair market value, of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant. In addition to stock options, the Company has granted restricted stock units to certain key employees under the 2010 Plan and previous stock incentive plans. These restricted stock grants cliff vest at the end of a three-year time period.

The Company recognized expenses of $100,000 and $94,000 on the fair value of restricted stock units and $17,000 and $35,000 on the fair value of stock options for a total of $117,000 and $129,000 in stock-based compensation expense for the three-month periods ending September 30, 2011 and 2010, respectively. For the nine-month periods ending September 30, 2011 and 2010, the Company recognized expenses of $329,000 and $283,000 on the fair value of restricted stock units and $52,000 and $104,000 on the fair value of stock options for a total of $381,000 and $387,000 in stock-based compensation expense.

Proceeds from the exercise of stock options for the three months ended September 30, 2011 and 2010 were $217,000 and $292,000, respectively. The Company withheld shares valued at $237,000 and $297,000, respectively, to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the three-month periods ending September 30, 2011 and 2010. The Company recognized tax deductions of $47,000 and $75,000 related to the exercise of these stock options during the quarters ended September 30, 2011 and 2010, respectively.

For the nine months ending September 30, 2011 and 2010, proceeds from the exercise of stock options were $397,000 and $789,000, respectively. The Company withheld shares valued at $416,000 and $794,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options or the vesting of restricted stock units for the nine-month periods ending September 30, 2011 and 2010, respectively. The Company recognized tax deductions of $84,000 and $177,000 related to the exercise of these stock options during the nine months ended September 30, 2011 and 2010, respectively.

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

Cash, due from banks and interest bearing deposits in other banks: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

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

Assets subject to nonrecurring adjustment to fair value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets and OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write down of individual assets.

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

The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors. The Company believes that recording other real estate owned that is not fully constructed based on as if complete values is more appropriate than recording other real estate owned that is not fully constructed using as is values. We concluded that as is complete values are appropriate for these types of projects based on the accounting guidance for capitalization of project costs and subsequent measurement of the value of real estate. GAAP specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates. The Company adjusts the carry value of other real estate owned in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.

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

Estimated fair values as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash, due from banks and deposits in other banks	$128,570	$128,570	$66,033	$66,033
Investment securities	216,204	216,438	220,135	222,299
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003	2,003
Loans	613,571	610,504	662,964	659,650
Loans held for sale	—	—	5,558	5,558
Purchased receivables	25,536	25,536	16,531	16,531
Accrued interest receivable	3,030	3,030	3,401	3,401
Financial liabilities:
Deposits	$893,567	$892,915	$892,136	$890,729
Accrued interest payable	48	48	300	300
Securities sold under repurchase agreements	17,034	17,034	12,874	12,874
Borrowings	4,662	4,101	5,386	4,759
Junior subordinated debentures	18,558	15,106	18,558	15,106
Unrecognized financial instruments:
Commitments to extend credit(1)	$193,801	$1,938	$181,305	$1,813
Standby letters of credit(1)	16,232	162	19,085	191

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of September 30, 2011 and 2010, respectively, of assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
2011:
Available for sale securities
U.S. Treasury and government sponsored entities	$153,826	$—	$153,826	$—
Municipal securities	14,538	—	14,538	—
U.S. Agency mortgage-backed securities	58		58
Corporate bonds	43,397	—	43,397	—

Total	$211,819	$—	$211,819	$—

2010:
Available for sale securities
U.S. Treasury and government sponsored entities	$152,411	$—	$152,411	$—
Municipal securities	6,469	—	6,469	—
U.S. Agency mortgage-backed securities	79		79
Corporate bonds	47,383	—	47,383	—

Total	$206,342	$—	$206,342	$—

As of and for the nine months ending September 30, 2011 and 2010, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
	(In Thousands)
2011:
Loans measured for impairment[1]	$3,729	$—	$2,217	$1,512	$244

Total	$3,729	$—	$2,217	$1,512	$244

2010:
Loans measured for impairment[1]	$5,163	$—	$3,928	$1,235	($793)
Other real estate owned[2]	640	—	—	640	250

Total	$5,803	$—	$3,928	$1,875	($543)

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Economic Conditions

With relatively strong prices for commodities, particularly oil, minerals and fisheries, Alaska’s economy continues to be one of the best in the nation. In August, the U.S. Department of Commerce released data on disposable income by state. Preliminary figures show that total disposable income in Alaska increased 4% from 2009 to 2010, from $27.7 billion to $28.8 billion, which is the 5th fastest pace in the nation. Total personal income in Alaska has grown each of the last five years, from $23.9 million in 2006. Per capita disposable income in Alaska last year was $40,530, the 8th highest in the U.S. and 110% of the U.S. average.

Employment in Alaska also reached an all-time high in July of this year according to a recent report by the Alaska Department of Labor and Workforce Development. As the report notes, employment in Alaska has grown every year since 1988 except for 2009 when it declined by four-tenths of a percent, only to recoup these losses in 2010 and reach a new high at 355,100 in July of this year.

Highlights and Summary of Performance – Third Quarter of 2011

•

Nonperforming assets declined to $16.3 million, or 1.53% of total assets at September 30, 2011, compared to $21.8 million, or 2.07% of total assets at December 31, 2010 and $25 million, or 2.41% of total assets a year ago, due in part to the sale of a $3.8 million condominium complex that was classified as other real estate owned (“OREO”) and that generated a gain on sale of $449,000 in the second quarter of 2011.

•

The allowance for loan losses totaled 2.56% of gross loans at September 30, 2011, compared to 2.14% at December 31, 2010 and 2.31% a year ago. The allowance for loan losses to nonperforming loans also increased to 154.10% at September 30, 2011, from 126.21% at December 31, 2010 and 105.93% a year ago.

•	Other operating income, which includes revenues from service charges, electronic banking and financial services affiliates, contributed 24.5% to third quarter 2011 total revenues.

•

Northrim remains well-capitalized with Tier 1 Capital/risk adjusted assets at September 30, 2011 of 15.39%, up from 14.08% at December 31, 2010 and 14.46% in the third quarter of 2010. Tangible common equity to tangible assets was 10.86% at the end of the third quarter of 2011, up from 10.36% at December 31, 2010 and 10.50% in the second quarter of 2010. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.58% at September 30, 2011 as compared to 11.11% at December 31, 2010 and 11.26% at September 30, 2010.

•	The net interest margin (“NIM”) was 4.45% for the quarter ended September 30, 2011, down from 4.57% for the quarter ended December 31, 2010 and down from 4.77% for the third quarter of 2010.

•	Northrim increased its quarterly dividend to $0.13 per share in the third quarter of 2011 which provides a yield of approximately 2.70% at current market share prices.

The Company reported net income and diluted earnings per share of $2.5 million and $0.38, respectively, for the third quarter of 2011 compared to net income and diluted earnings per share of $3.2 million and $0.49, respectively, for the third quarter of 2010. The decrease in net income from the prior year was attributable to an increase in other operating expense due to decreased rental income and gains on the sale of other real estate owned and decreased net interest income. These negative results were partially offset by increases in other operating income and a decrease in the provision for income taxes for the quarter ending September 30, 2011.

Northrim’s total assets grew 3% at September 30, 2011 as compared to September 30, 2010, with significant increases in cash and cash equivalents and purchased receivables which were partially offset by decreases in loans and other real estate owned. Total assets at September 30, 2011 increased 1% as compared to December 31, 2010. Net loans decreased 7% to $613.6 million at September 30, 2011 as compared to $663 million at December 31, 2010 and $641 million a year ago. This decrease in the loan portfolio in the first nine months of 2011 was primarily due to decreases in commercial and real estate construction loans.

Credit Quality and Nonperforming Assets

Nonperforming assets at September 30, 2011, decreased by $5.4 million in the first nine months of 2011 and declined by $8.7 million year-over-year. Decreases in other real estate owned were the result of property sales totaling $7.9 million and $9.8 million, respectively, for the nine and twelve-month periods ending September 30, 2011 which were partially offset by additions to OREO of $2.3 million and $3.1 million, respectively, for the same periods. Nonaccrual loans decreased by $3.5 in the first nine months of 2011 and decreased $5.8 million year-over-year. These decreases were partially offset by an increase of $2.6 million in troubled debt restructurings for both periods. There are thirteen troubled debt restructurings at September 30, 2011 totaling $4.1 million, and $2.6 million of the loans are current on payments and the borrowers have pledged collateral; however, the borrowers were granted concessions on the terms of their loans due to their financial difficulty. As a result, these loans are classified as nonperforming assets. The remaining $1.5 million in troubled debt restructurings are included in nonaccrual loans at September 30, 2011.

At September 30, 2011, management had identified potential problem loans of $5.6 million as compared to potential problem loans of $8.8 million at December 31, 2010 and $11.7 million at September 30, 2010. Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, impaired loans or troubled debt restructurings (“TDRs”) that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, impaired or TDRs. The $3.2 million decrease in potential problem loans at September 30, 2011 from December 31, 2010 is due to improvements in borrower performance and pay downs, as well as the transfer of approximately $1.8 million in loans to nonaccrual status or to other real estate owned.

At September 30, 2011, December 31, 2010 and September 30, 2010 the Company held OREO of $5.8 million, $10.4 million and $11 million, respectively. During the nine months ending September 30, 2011, the Company received approximately $7.9 million in cash proceeds from the sale of OREO. These proceeds included $3.8 million for the bulk sale of twenty-three condominium units. The Company recognized a gain of $449,000 on this bulk sale. Additionally, the Company recognized $410,000 in net gains on the sales of other miscellaneous OREO properties in the nine months ending September 30, 2011. The following table summarizes total OREO activity for the three and nine-month periods ending September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Balance, beginning of the period	$5,083	$12,973	$10,355	$17,355
Transfers from loans, net	1,273	1,059	2,255	1,990
Investment in other real estate owned	1	7	29	34
Proceeds from the sale of other real estate owned	(618)	(3,337)	(7,912)	(9,225)
Gain on sale of other real estate owned, net	54	1,162	859	1,443
Deferred gain on sale of other real estate owned	45	(771)	252	(328)
Impairment on other real estate owned	—	(74)	—	(250)

Balance at end of period	$5,838	$11,019	$5,838	$11,019

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the third quarter of 2011 decreased $672,000 compared to the same period in 2010. This decrease was due to increases in other operating expenses and the provision for loan losses and a decrease in net interest income. These changes were partially offset by a decrease in the provision for income taxes and a slight increase in other operating income.

Net income attributable to Northrim BanCorp for the nine-month period ending September 30, 2011 increased $925,000 compared to the same period in 2010. This increase was primarily the result of decreases in other operating expenses and in the provision for loan losses coupled with a slight increase in other operating income. These changes were partially offset by decreased net interest income and a slight increase in the provision for income taxes.

Net Interest Income / Net Interest Margin

Net interest income for the three and nine-month periods ending September 30, 2011, decreased $542,000 and $1.7 million, respectively, as compared to the same periods in 2010 because of reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities. The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 32 basis points to 4.45% and decreased 45 basis points to 4.60% for the three and nine-month periods ending September 30, 2011, respectively, as compared to the same periods in 2010.

Average loans, the largest category of interest-earning assets, decreased by $12.1 million and increased by $5.7 million, respectively, in the three and nine-month periods ending September 30, 2011 as compared to 2010. In both periods, average real estate term loans increased while commercial and home equity lines and other consumer loans decreased. Average real estate construction loans decreased for the third quarter as compared to the third quarter of 2010, but in the nine months ended September 30, 2011 as compared to the same period in 2010. The fluctuations in the loan portfolio contributed a decrease of $116,000 and an increase of $448,000, respectively, to interest income for the three and nine-month periods ending September 30, 2011 as compared to 2010. Total interest income from loans decreased $857,000 and $2.1 million for the three and nine-month periods ending September 30, 2011 as compared to the same periods in 2010 as decreased interest rates more than offset the change in overall balances and mix in the loan portfolio.

Average investments increased $34.6 million and $36.6 million, respectively, in the three and nine-month periods ending September 30, 2011 as compared to the same periods in 2010. These increases arose as average deposits increased by $19.5 million and $36.1 million in the same periods in 2011 as compared to 2010. The decrease in average loans of $12.1 million for the third quarter of 2011 as compared to 2010 also contributed to the increase in average investments in the same period.

The average yield on interest-earning assets, which includes loans and investments, decreased 54 basis points and 70 basis points, respectively, to 4.82% and 5.00% for the three and nine-month periods ending September 30, 2011 from 5.36% and 5.70% in the same periods in 2010. The decrease in average yields arose from decreasing interest rates in both the loan and investment portfolios as new volume replaces old volume at lower current rates.

Average interest-bearing liabilities decreased $124,000 and increased $9.7 million, respectively, during the three and nine-month periods ending September 30, 2011 as compared the same periods in 2010. The increase for the nine-month period was the result of increased average interest-bearing deposit balances and increased balances in securities sold under repurchase agreements, which are classified as borrowings.

The average cost of interest-bearing liabilities decreased $494,000 and $1.5 million, or 32 basis points and 34 basis points, respectively, for the three and nine-month periods ending September 30, 2011 compared to the same periods in 2010 due to declining market rates across all deposit types and borrowings.

Components of Net Interest Margin

The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three months and nine months ending September 30, 2011 and 2010:

	Three Months Ended September 30,
	Average Balances		Change		Interest income/ expense		Change		Average Yields/Costs Tax Equivalent[3]
	2011	2010	$	%	2011	2010	$	%	2011	2010	Change
	(In Thousands)
Commercial	$227,722	$240,235	($12,513)	-5.2%	$3,839	$4,232	($393)	-9.3%	6.69%	6.99%	-0.30%
Real estate construction	49,188	51,756	(2,568)	-5.0%	1,021	1,042	(21)	-2.0%	8.23%	7.99%	0.24%
Real estate term	315,597	296,403	19,194	6.5%	4,844	5,091	(247)	-4.9%	6.09%	6.81%	-0.72%
Home equity lines and other consumer	42,255	45,256	(3,001)	-6.6%	688	743	(55)	-7.4%	6.46%	6.60%	-0.14%
Loans held for sale	—	12,532	(12,532)	-100.0%	—	141	(141)	-100.0%	0.00%	4.45%	-4.45%
Unearned origination fees, net of origination costs	(1,730)	(1,058)	672	-63.5%

Total loans[1,2]	633,032	645,124	(12,092)	-1.9%	10,392	11,249	(857)	-7.6%	6.55%	6.93%	-0.38%
Short-term investments	101,255	84,371	16,884	20.0%	72	54	18	33.3%	0.28%	0.25%	0.03%
Long-term investments	201,327	183,585	17,742	9.7%	766	963	(197)	-20.5%	1.66%	2.22%	-0.56%

Total investments	302,582	267,956	34,626	12.9%	838	1,017	(179)	-17.6%	1.19%	1.59%	-0.40%

Interest-earning assets	935,614	913,080	22,534	2.5%	11,230	12,266	(1,036)	-8.4%	4.82%	5.36%	-0.54%
Nonearning assets	113,904	105,788	8,116	7.7%

Total	$1,049,518	$1,018,868	$30,650	3.0%

Interest-bearing deposits	$587,507	$591,319	($3,812)	-0.6%	$675	$1,161	($486)	-41.9%	0.45%	0.78%	-0.33%
Borrowings	37,671	33,983	3,688	10.9%	201	209	(8)	-3.8%	2.12%	2.41%	-0.29%

Total interest-bearing liabilities	625,178	625,302	(124)	0.0%	876	1,370	(494)	-36.1%	0.55%	0.87%	-0.32%
Demand deposits and other noninterest-bearing liabilities	301,053	277,753	23,300	8.4%
Equity	123,287	115,813	7,474	6.5%

Total	$1,049,518	$1,018,868	$30,650	3.0%

Net interest income					$10,354	$10,896	($542)	-5.0%

Net tax equivalent margin on earning assets[3]									4.45%	4.77%	-0.32%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $643,000 and $676,000 in the third quarter of 2011 and 2010, respectively.
[2]	Average nonaccrual loans included in the computation of the average loans were $9.4 million and $14.5 million in the third quarter of 2011 and 2010, respectively.
[3]

Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

	Nine Months Ended September 30,
	Average Balances		Change		Interest income/ expense		Change		Average Yields/Costs Tax Equivalent[3]
	2011	2010	$	%	2011	2010	$	%	2011	2010	Change
	(In Thousands)
Commercial	$238,320	$242,971	($4,651)	-1.9%	$12,068	$12,908	($840)	-6.5%	6.77%	7.10%	-0.33%
Real estate construction	57,243	55,113	2,130	3.9%	3,264	3,358	(94)	-2.8%	7.62%	8.15%	-0.53%
Real estate term	312,739	295,133	17,606	6.0%	14,374	15,135	(761)	-5.0%	6.14%	6.86%	-0.72%
Home equity lines and other consumer	42,562	47,038	(4,476)	-9.5%	2,069	2,338	(269)	-11.5%	6.50%	6.64%	-0.14%
Loans held for sale	409	4,311	(3,902)	-90.5%	13	144	(131)	-91.0%	4.32%	4.46%	-0.14%
Unearned origination fees, net of origination costs	(2,340)	(1,378)	(962)	-69.8%

Total loans[1,2]	648,933	643,188	5,745	0.9%	31,788	33,883	(2,095)	-6.2%	6.59%	7.05%	-0.46%
Short-term investments	79,521	62,923	16,598	26.4%	160	119	41	34.5%	0.27%	0.25%	0.02%
Long-term investments	201,405	181,378	20,027	11.0%	2,420	3,607	(1,187)	-32.9%	1.74%	2.77%	-1.03%

Total investments	280,926	244,301	36,625	15.0%	2,580	3,726	(1,146)	-30.8%	1.33%	2.13%	-0.80%

Interest-earning assets	929,859	887,489	42,370	4.8%	34,368	37,609	(3,241)	-8.6%	5.00%	5.70%	-0.70%
Nonearning assets	111,435	107,798	3,637	3.4%

Total	$1,041,294	$995,287	$46,007	4.6%

Interest-bearing deposits	$589,228	$582,614	$6,614	1.1%	$2,162	$3,701	($1,539)	-41.6%	0.49%	0.85%	-0.36%
Borrowings	36,414	33,327	3,087	9.3%	595	605	(10)	-1.7%	2.18%	2.39%	-0.21%

Total interest-bearing liabilities	625,642	615,941	9,701	1.6%	2,757	4,306	(1,549)	-36.0%	0.59%	0.93%	-0.34%
Demand deposits and other noninterest-bearing liabilities	294,651	265,152	29,499	11.1%
Equity	121,001	114,194	6,807	6.0%

Total	$1,041,294	$995,287	$46,007	4.6%

Net interest income					$31,611	$33,303	($1,692)	-5.1%

Net tax equivalent margin on earning assets[3]									4.60%	5.05%	-0.45%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $2.0 million in the nine months ending September 30, 2011 and 2010, respectively.
[2]	Average nonaccrual loans included in the computation of the average loans were $10.2 million and $13.7 million in the nine months ending September 30, 2011 and 2010, respectively.
[3]

Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

Analysis of Changes in Interest Income and Expense

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and nine-month periods ending September 30, 2011 as compared to the same periods in 2010. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	Quarter ended September 30, 2011 vs. 2010
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($116)	($741)	($857)
Long-term investments	122	(319)	(197)
Short-term investments	12	7	19

Total interest income	$18	($1,053)	($1,035)

Interest Expense:
Deposits:
Interest-bearing deposits	($7)	(479)	($486)
Borrowings	58	(66)	(8)

Total interest expense	$51	($545)	($494)

	Nine months ended September 30, 2011 vs. 2010
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$448	($2,542)	($2,094)
Long-term investments	502	(1,689)	(1,187)
Short-term investments	32	10	42

Total interest income	$982	($4,221)	($3,239)

Interest Expense:
Deposits:
Interest-bearing deposits	$42	(1,581)	($1,539)
Borrowings	(183)	173	(10)

Total interest expense	($141)	($1,408)	($1,549)

Provision for Loan Losses

The provision for loan losses was $550,000 and $417,000 million for the quarters ending September 30, 2011 and 2010, respectively. The Company had net charge offs of $30,000 and $132,000 for the third quarters of 2011 and 2010, respectively. The provision for loan losses was $1.6 million and $3.2 million for the nine-month periods ending September, 2011 and 2010, respectively. Net recoveries were $38,000 and net charge offs $1.6 million, respectively, for the nine-month periods ending September 30, 2011 and 2010. At September 30, 2011, the Allowance was $16.1 million, or 2.56% of total loans as compared to $14.7 million, or 2.31% of total loans a year ago. The Company believes that the current level of the reserve is appropriate at September 30, 2011 to address the impact of the current economic environment on our loan portfolio. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the third quarter of 2011 increased $162,000 as compared to the third quarter of 2010. This increase is primarily due to increases of $210,000, $70,000 and $112,000, respectively, in purchased receivable income, employee benefit plan income, and other income. The increase in purchased receivable income resulted from higher average balances, and the increase in employee benefit plan income resulted from the sale and service of employee benefit plans through our affiliate Northrim Benefits Group, LLC (“NBG”) through its continued efforts to provide additional products and services to an increasing client base. The increase in other income is primarily the result of an increase in the Company’s share of income from our affiliate Pacific Wealth Advisors, LLC, (“PWA”) which is accounted for using the equity method. These increases were partially offset by a $213,000 decrease in equity in earnings from our affiliate Residential Mortgage Holding Company LLC (“RML”) due to decreased activity in the third quarter of 2011 as compared to the same period in 2010.

Changes in other operating income for the year-to-date as of September, 30 2011 are similar to those that occurred in the third quarter of 2011 as compared to 2010 discussed above. Other operating income increased $195,000 as compared to the same period in 2010. This increase is primarily due to increases in purchased receivable income of $492,000 and employee benefit plan income of $212,000, as discussed above. However, for the nine months ended September 30, 2011 as compared to the same period in 2010, these increases were partially offset by decreases of $175,000 in gains on the sale of securities and $394,000 in service charges on deposit accounts. Service charges on deposit accounts decreased as a result of changes in regulations that restrict the Company’s ability to assess overdraft charges on point-of-sale transactions unless its customers request the overdraft protection service.

Other Operating Expense

Other operating expense for the third quarter of 2011 increased $719,000 as compared to the third quarter of 2010. This increase was primarily due to a $955,000 increase in OREO expense, net of rental income and gains on the sale of OREO properties, which was primarily due to decreased gains on the sale of

OREO properties. Additionally, other operating expense increased $179,000 primarily due to increased taxes, insurance, and other loan collateral expenses associated with the loan collection process. These increases were partially offset by decreases of $164,000, $111,000, and $102,000, respectively, in salaries and other personnel expense due to lower group medical costs, insurance expense due to lower FDIC insurance premiums, and decreased rent expense due to the relocation of the activities of one branch located in Fairbanks, Alaska, from a rented facility to a facility that the Company owns in Fairbanks.

Other operating expense for the nine months ended September 30, 2011 decreased $1 million as compared to the same period in 2010. Salaries and other personnel expense, impairment on purchased receivables net of recoveries, and insurance expense for the nine months ended September 30, 2011 decreased by $670,000, $402,000 and $360,000, respectively, as compared to the same period in 2010. Salaries and other personnel expense decreased due to lower group medical and salary costs. Impairment on purchased receivables, net of recoveries, decreased due to the fact that the Company had losses on two customer accounts in 2010 and did not have losses in 2011. Insurance expense decreased due to a $557,000 decrease in FDIC insurance premiums, which was partially offset by a $195,000 increase in Keyman insurance expense that arose from decreases in the cash surrender value of assets held under the Company’s policies. These decreases were partially offset in the nine-month period in 2011 as compared to 2010 due to a $204,000 increase in other operating expenses, which is primarily due to an increase in other loan collateral expenses associated with the loan collection process.

Income Taxes

The provision for income taxes decreased by $504,000 in the third quarter of 2011 as compared to the same period in 2010, primarily due to decreased pre-tax income. The provision for income taxes increased by $114,000 in the nine-month period ending September 30, 2011 as compared to the same period in 2010 due to increased pre-tax income. The tax rates for the third quarters of 2011 and 2010 were 30% and 33%, respectively. The tax rates for the first nine months of 2011 and 2010 were 28% and 30%. The decrease in the tax rates for both periods in 2011 as compared to 2010 arose from an increase in tax exempt income on investments and tax credits relative to the level of taxable income.

FINANCIAL CONDITION

Balance Sheet Overview

Investment Securities

Investment securities at September 30, 2011 decreased $3.9 million, or 2%, from December 31, 2010, and increased $3.2 million, or 1%, from September 30, 2010. Portfolio investments remained relatively consistent between these three periods because cash received from increases in deposit balances and decreases in loan balances was invested in shorter term interest bearing deposits in other banks during each of the three periods.

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

Loans are the highest yielding component of our earning assets. Loans comprised 68% and 70% of total average earning assets for the three and nine-month periods ending September 30, 2011, compared to 71% and 72% for the same periods in 2010, respectively. The yield on loans averaged 6.55% and 6.59% for the three and nine-month periods ending September 30, 2011, compared to 6.93% and 7.05% for the three and nine-month periods ending September 30, 2010. See the Net Interest Income section for further discussion of average balances and yields for the three and nine-month periods ending September 30, 2011 and 2010.

The loan portfolio decreased by $5.8 million, or 1%, to $629.7 million at September 30, 2011 from $635.5 million at September 30, 2010. The loan portfolio decreased by $42.1 million, or 6%, at September 30, 2011 from $671.8 million at December 31, 2010 primarily due to a lower level of commercial and real estate construction loans. The following table details the changes in loan balances by loan type:

	September 30, 2011		December 31, 2010		September 30, 2010
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total

	(In Thousands)
Commercial	$228,538	36.3%	$256,971	38.3%	$237,647	37.4%
Real estate construction	45,984	7.3%	62,620	9.3%	50,979	8.0%
Real estate term	316,463	50.3%	312,128	46.5%	305,808	48.1%
Home equity lines and other consumer	41,609	6.6%	43,264	6.4%	43,992	6.9%

Subtotal	$632,594		$674,983		$638,426
Less: Unearned origination fee,
net of origination costs	(2,930)	-0.5%	(3,171)	-0.5%	(2,951)	-0.5%

Total loans	$629,664		$671,812		$635,475

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

•

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total annualized charge-off rate for nonperforming loans for the nine months ended September 30, 2011 and September 30, 2010 was 21% and 14%, respectively.

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

•

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

•

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

•

At September 30, 2011, the unallocated portion of the Allowance as a percentage of the total Allowance was 14.9%. The unallocated portion of the Allowance as a percentage of the total Allowance was 13.8% at December 31, 2010 and 13.7% at September 30, 2010.

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$15,574	$14,427	$14,406	$13,108
Charge-offs:
Commercial	349	519	913	2,153
Real estate construction	—	—	—	79
Real estate term	—	222	90	342
Home equity lines and other consumer	5	52	70	305

Total charge-offs	354	793	1,073	2,879
Recoveries:
Commercial	298	637	997	1,256
Real estate construction	12	—	25	4
Real estate term	—	—	53	11
Home equity lines and other consumer	13	23	36	44

Total recoveries	323	660	1,111	1,315
Net, (recoveries) charge-offs	31	133	(38)	1,564
Provision for loan losses	550	417	1,649	3,167

Balance at end of period	$16,093	$14,711	$16,093	$14,711

While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance. Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the Company’s Allowance is inadequate, they may require the Company to increase the Allowance, which may adversely impact our net income and financial condition.

Deposits

Deposits are the Company’s primary source of funds. Total deposits decreased $1.4 million to $893.6 million at September 30, 2011, from December 31, 2010, and increased $14.8 million from September 30, 2010. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. The Company continues to market its High Performance Checking products and expects increases in the number of deposit accounts and the balances associated with them in 2011. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2011, December 31, 2010, or September 30, 2010.

Borrowings

At September 30, 2011, the Company’s maximum borrowing line from the FHLB was $113.2 million, approximately 11% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had no outstanding balances on the borrowing line.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At September 30, 2011, December 31, 2010, and September 30, 2010, the outstanding balance on this loan was $4.7 million, $4.8 million, and $4.8 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

In addition to the borrowings for the building, the Company had $620,000 and $707,000 in other borrowings outstanding at December 31, 2010 and September 30, 2010, respectively. There were no other borrowings outstanding at September 30, 2011. Other borrowings during each of these periods consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits.

At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee. In addition to the $128.6 million of cash and cash equivalents and $181.5 million in unpledged available for sale securities held at September 30, 2011, the Company had additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $105 million as of September 30, 2011.

At September 30, 2011, $30.3 million in securities, or 14%, of the investment portfolio was pledged, as compared to $26.2 million, or 12%, at December 31, 2010, and $19.7 million, or 9%, at September 30, 2010. As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $17.5 million for the first nine months of 2011. The sale of loans held for sale provided $5.6 million of this total. Net cash of $42.9 million was provided by investing activities for the same period, mostly due to net loan pay downs. The $2.3 million of cash provided by financing activities for the period primarily consisted of a $5.6 million decrease in deposits and securities sold under repurchased agreements, offset by $2.4 million in cash dividends paid to shareholders.

The Company issued 6,803 shares of its common stock through the exercise of stock options in the third quarter of 2011 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2011, the Company had approximately 6.4 million shares of its common stock outstanding.

Capital Requirements and Ratios

The Company and Northrim Bank (the “Bank”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors. The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.

The requirements address both risk-based capital and leverage capital. At September 30, 2011, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2011.

	Adequately- Capitalized	Well- Capitalized	Actual Ratio BHC	Actual Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	15.39%	14.17%
Total risk-based capital	8.00%	10.00%	16.65%	15.42%
Leverage ratio	4.00%	5.00%	12.84%	11.82%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2011, December 31, 2010 and September 30, 2010, the Company’s commitments to extend credit and to provide letters of credit amounted to $210 million, $200.4 million, and $206.5 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

The Company has no capital commitments as of September 30, 2011.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of September 30, 2011 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2011, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors have not materially changed as of September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the nine months ending September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

(a)	Not applicable

(b)	There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2011, December 31, 2010 and September 30, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

November 7, 2011	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

November 7, 2011	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)