Form 10-K
period 2011-12-31
NORTHRIM BANCORP INC
filed 2012-03-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-33501

NORTHRIM BANCORP, INC.

(Exact name of registrant as specified in its charter)

Alaska	92-0175752
(State of Incorporation)	(I.R.S. Employer Identification No.)

3111 C Street, Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

(907) 562-0062 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Listed)

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐        Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes        ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-accelerated filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        Yes  ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $116,478,456.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,467,166 shares of Common Stock, $1.00 par value, as of March 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 17, 2012, is incorporated by reference into Part III of this Form 10-K.

Northrim BanCorp, Inc.

Annual Report on Form 10-K

December 31, 2011

PART I

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

ITEM 1.	BUSINESS

General

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System. We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. The Company has grown to be the fourth largest commercial bank in Alaska and the third largest in Anchorage in terms of deposits, with $911.2 million in total deposits and $1.1 billion in total assets at December 31, 2011. Through our ten branches, we are accessible to approximately 70% of the Alaska population.

The Company has four wholly-owned subsidiaries:

—

Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Community and Economic Development, Division of Banking, Securities and Corporations. The Bank has ten branch locations in Alaska; seven in Anchorage, one in Fairbanks, and one each in Eagle River and Wasilla. We also operate in the Washington and Oregon market areas through Northrim Funding Services (“NFS”), a division of the Bank that was formed in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

—

Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s 41% equity interest in Elliott Cove Capital Management, LLC, (“ECCM”), an investment advisory services company. In the first quarter of 2006, through NISC, we purchased an interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, which we now hold a 23% interest in;

—	Northrim Capital Trust I (“NCTI”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company; and

—	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.

The Bank has two wholly-owned subsidiaries:

—

Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”). The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has offices throughout Alaska. RML also operates in real estate markets in the state of Washington through a joint venture. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans. In the fourth quarter of 2011, NCIC purchased a 41% interest in Elliott Cove Insurance Agency, LLC (“ECIA”); an insurance agency that offers annuity and other insurance products; and

—	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

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

Business Strategy

The Company’s strategy is one of value-added growth. Management believes that calculated, sustainable market share growth coupled with good loan credit quality, operational efficiency, and improved profitability is the most appropriate means of increasing shareholder value.

Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals. Additionally, we are a significant land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets. Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, allowing us to compete more favorably with larger competitors for lending relationships. We believe that there is a significant opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. In many cases, these types of customers also require multiple deposit and affiliate services that add franchise value to the Company. Additionally, management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and are well positioned to add quality loan volume in the current business environment. Lastly, we have dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment for growth opportunities. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities. Our guiding principle is to serve our market areas by operating with a “Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. We believe that our successful execution of this philosophy has created a very strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas. We have devoted significant resources to future deposit product development, expansion of electronic services for both personal and business customers, and enhancement of information security related to these services.

The Company’s geographical expansion has historically been limited to the Anchorage, Fairbanks and Matanuska-Susitna Valley regions of Alaska and, to a lesser extent, the Washington and Oregon areas through the operations of NFS. While the Company continues to consider potential expansion of its branch network in these locations, additional geographic regions will be considered if appropriate opportunities are presented.

In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio. Over the last five years, the Company has allocated substantial resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio, and to develop strategies to improve or collect our existing loans. As a result of these efforts, the Company’s ratio of nonperforming assets to total assets has decreased to 1.16% at December 31, 2011 as compared to 2.07% and 3.10% at December 31, 2010 and 2009, respectively. Improvements in the overall credit quality of the loan portfolio have had a direct and positive impact on net income through a reduction of loan and other real estate owned (“OREO”) related costs, as well as decreased FDIC insurance costs. Continued success in maintaining or further improving the credit quality of our loan portfolio is a significant aspect of the Company’s strategy for attaining sustainable, long-term market share growth to affect increased shareholder value.

Employees

We believe that we provide a high level of customer service. To achieve our objective of providing “Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making. In keeping with this philosophy and with our strategy to increase our market share, the Company hired several new loan officers in 2011 who have valuable expertise in our niche markets.

We consider our relations with our employees to be satisfactory. We had 260 full-time equivalent employees at December 31, 2011. None of our employees are covered by a collective bargaining agreement.

Products and Services

Lending Services: We have an emphasis on commercial and real estate lending. We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska-Susitna Valley. (See “Loans” In Item 7 of this report.)

Asset-based lending: We provide short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable through NFS, a division of the Bank. In 2012, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.

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

Several of our deposit services and products are:

—	An indexed money market deposit account;

—	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

—	An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

—	Arrangements to courier noncash deposits from our customers to their local Northrim bank branch.

Other Services: In addition to our deposit and lending services, we offer our customers several 24-hour services: Consumer Online Banking, Mobile Web and Text Banking, Business Online Banking, FinanceWorks™ powered by Quicken®, Online Statements, Visa Check Cards, Business Visa Check Cards, Cash Back Rewards, telebanking, faxed account statements, and automated teller services. Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9 a.m. to 6 p.m. for the lobby, and 8 a.m. to 7 p.m. for the drive-up, and Saturday 10 a.m. to 3 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, cash management programs to meet the specialized needs of business customers, and courier agents who pick up noncash deposits from business customers.

Other Services Provided through Affiliates: The Company provides residential mortgages throughout Alaska, and to a lesser extent in the state of Washington via the Company’s ownership interest in RML. We also sell and service employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company. The Company also offers annuity and other insurance products through ECIA, an insurance agency, and long term investment portfolios through ECCM, an investment advisory services company. As of March 13, 2012, there are four Northrim Bank employees who are licensed as Investment Advisor Representatives and are actively selling the Elliott Cove investment products. Finally, our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska. We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.

Significant Business Concentrations: No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. However, approximately 38% of our loan portfolio at December 31, 2011 is attributable to sixteen large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska. Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Fairbanks, and the Matanuska-Susitna Valley.

Alaska Economy

Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the industrialized world, and Anchorage has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe. The economy of Alaska is dependent upon the natural resources industries. Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo, and transportation industries, as well as medical services.

The petroleum industry plays a significant role in the economy of Alaska. According to the State of Alaska Department of Revenue, approximately 92% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry. Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. State revenues are sensitive to volatile oil prices and production levels have been in decline for 20 years; however, high oil prices have been sustained for several years now, despite the global recession. This has allowed the Alaska state government to continue to increase operating and capital budgets and add to its reserves. The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects are progressing or can potentially advance in the near term. Some of these projects include: a large diameter natural gas pipeline; related gas exploration at Point Thomson by Exxon and partners; exploration for new wells offshore in the Outer Continental Shelf by Shell and Conoco Phillips; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Pebble and Donlon Creek mines; and energy development in the National Petroleum Reserve Alaska. Because of their size, each of these projects faces tremendous challenges. Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance. If none of these projects moves forward in the next ten years, then state revenues will decline with falling oil production from older fields on the North Slope of Alaska. The decline in state revenues will likely have a negative effect on Alaska’s economy.

Tourism is another major employment sector of the Alaska economy. In 2011, according to the State of Alaska’s Department of Commerce, revenue collected from bed taxes in Anchorage increased 7.5% in the twelve month period ended June 30, 2011 to $20.3 million from $18.9 million in the twelve month period ended June 30, 2010. Additionally, the Department of Commerce reported a 3% increase in people visiting the State of Alaska in the fall and winter seasons (the period between October 2010 and April 2011) as compared to the prior year.

Alaska has weathered the “Great Recession” better than many other states in the nation, due largely to a natural resources based economy which continues to benefit from high commodities and energy prices. According to the Legislative Finance Division of the State of Alaska, as of September 13, 2011, Alaska has more than $14 billion in liquid reserves. As of December 31, 2011 the Permanent Fund has a balance of $40 billion, which pays an annual dividend to every Alaskan citizen. In 2011, unemployment in Alaska decreased to 7.7% according to the Alaska Department of Labor as compared to 8.3% for the United States. This marks the 37th consecutive month that Alaska’s unemployment rate has been lower than the national average.

A material portion of our loans at December 31, 2011, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, and Fairbanks, Alaska. Moreover, 10% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML, our mortgage real estate affiliate. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Since 2007, the Anchorage area and Fairbanks real estate markets have experienced a significant slowdown. Any further decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2011, $253 million, or 38%, of our loan portfolio was represented by commercial loans in Alaska. Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes. For the past 28 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production. The distribution was $1,174 per eligible resident in 2011 for an aggregate distribution of approximately $813 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition

We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. According to information published by the State of Alaska Department of Commerce, credit unions in Alaska have a 38% share of total statewide deposits held in banks and credit unions as of December 31, 2010. Recent changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on a par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.

As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Customer First Service”. We also compete with full service investment firms for non-bank financial products and services offered by ECCM, ECIA and PWA.

In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share. Currently, there are eight commercial banks operating in Alaska. At June 30, 2011, the date of the most recently available information, we had approximately a 10% share of the Alaska commercial bank deposits, 16% in the Anchorage area, and 7% in Fairbanks.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2011, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits	Market share of deposits
	(Dollars in thousands)
Northrim Bank	8	$802,789	16%
Wells Fargo Bank Alaska	14	2,477,304	50%
First National Bank Alaska	10	1,107,740	22%
Key Bank	4	622,459	12%

Total	36	$5,010,292	100%

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”). The FDIC insures Northrim Bank’s deposits and in that capacity also regulates Northrim Bank. The Company’s affiliated investment companies, ECCM and ECIA, and its affiliated investment advisory and wealth management company, Pacific Portfolio Consulting LLC, are subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations. The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the banking laws of the State of Washington.

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2011, that the Company and Northrim Bank met all capital adequacy requirements for a “well-capitalized” institution.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) ”well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Banks that are downgraded from “well-capitalized” to “adequately capitalized” face significant additional restrictions. For example, an “adequately capitalized” status affects a bank’s ability to accept brokered deposits and enter into reciprocal Certificate of Deposit Account Registry System (“CDARS”) contracts without the prior approval of the FDIC, and may cause greater difficulty obtaining retail deposits. CDARS is a network of over 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. Banks in the “adequately capitalized” classification may have to pay higher interest rates to continue to attract those deposits, and higher deposit insurance rates for those deposits. This status also affects a bank’s eligibility for a streamlined review process for acquisition proposals.

Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2012, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities). As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2011 and 2010, which explains most of the difference in the capital ratios for the two entities.

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

The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act of 1934”), including certain requirements under the Sarbanes-Oxley Act of 2002.

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

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2011.

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

We may be adversely impacted by recent volatility in the European financial markets

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. Certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to the EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.

Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. While we have no direct exposure to European financial institutions or sovereign debt, to the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

We may be adversely impacted by the unprecedented volatility in the financial markets.

Dramatic declines in the national housing market in 2008 and 2009, with falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate. Similarly, declining real estate values can adversely impact the carrying value of real estate secured loans. The downturn in the economy, the slowdown in the real estate market, and declines in some real estate values had a direct and adverse effect on our financial condition and results of operations in 2008 and 2009. While we experienced some stabilization in the economy in 2010 and 2011, we do not expect that the difficult conditions in the financial markets are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

—

We expect to face continued increased regulation of our industry, including as a result of the Stabilization Act and Dodd Frank legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

—	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

—

We have been required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

The Company is exposed to cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and may include theft of financial assets, intellectual property, or other sensitive information belonging to the Company or our customers. Cyber-attacks may also be directed at disrupting the operations of the Company’s business.

While the Company has not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

Declines in the residential housing market would have a negative impact on our residential housing market income.

The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In 2012, the Company expects that its revenues from the residential housing market in the form of interest income and fees on loans and earnings from RML will be higher than 2011 because of an increase in residential construction loans through the Company’s efforts to increase market share in this area, offset in part by a decline in refinance activity at RML. However, further declines in these areas may have a material adverse effect on our financial condition through a decline in interest income and fees.

Our loan loss allowance may not be adequate to cover future loan losses, which may adversely affect our earnings.

We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our net income and financial condition.

We have a significant concentration in real estate lending. The sustained downturn in real estate within our markets has had and is expected to continue to have a negative impact on our results of operations.

Approximately 68% of the Bank’s loan portfolio at December 31, 2011 consisted of loans secured by commercial and residential real estate located in Alaska. In recent years the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans. During 2008, we experienced a significant increase in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. Although non-performing assets decreased from December 31, 2008 to December 31, 2011, we will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

Further, approximately 49% of the Bank’s loan portfolio at December 31, 2011 consisted of commercial real estate loans. Nationally, delinquencies in these types of portfolios have increased significantly in recent years. While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. These trends may continue and may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business. At December 31, 2011, the Bank held $5.2 million of OREO properties, many of which relate to residential construction and land development loans. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

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

Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, and Fairbanks, areas of Alaska makes us more sensitive to downturns in those areas.

Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks, areas of Alaska. The majority of our lending has been with Alaska businesses and individuals. At December 31, 2011, approximately 68% of the Bank’s loans are secured by real estate and 32% are for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

We conduct substantially all of our operations through Northrim Bank, our banking subsidiary; our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

The Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.

Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect the Bank’s ability to pay dividends to the Company.

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board and Chief Executive Officer of the Company; Joseph M. Beedle, our President and Chief Executive Officer of Northrim Bank; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer; Steven L. Hartung, our Executive Vice President and Chief Credit Officer. While we maintain keyman life insurance on the lives of Messrs. Langland, Beedle, Knudson, and Schierhorn in the amounts of $2.5 million, $2 million, $2.1 million, and $1 million, respectively, we may not be able to timely replace Mr. Langland, Mr. Beedle, Mr. Knudson, or Mr. Schierhorn with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. Currently, we do not maintain keyman life insurance on the life of Mr. Hartung. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters	Traditional	Land leased;
3111 C Street, Anchorage, AK		building owned

SouthSide Financial Center	Traditional	Land leased;
8730 Old Seward Highway, Anchorage, AK		building owned

36th Avenue Branch	Traditional	Owned
811 East 36th Avenue, Anchorage, AK

Huffman Branch	Supermarket	Leased
1501 East Huffman Road, Anchorage, AK

Jewel Lake Branch	Traditional	Leased
9170 Jewel Lake Road, Anchorage, AK

Seventh Avenue Branch	Traditional	Leased
517 West Seventh Avenue, Suite 300, Anchorage, AK

West Anchorage Branch/Small Business Center	Traditional	Owned
2709 Spenard Road, Anchorage, AK

Eagle River Branch	Traditional	Leased
12812 Old Glenn Highway, Eagle River, AK

Fairbanks Financial Center	Traditional	Owned
360 Merhar Avenue, Fairbanks, AK

Wasilla Financial Center	Traditional	Owned
850 E. USA Circle, Suite A, Wasilla, AK

ITEM 3.	LEGAL PROCEEDINGS

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. Management does not expect that the resolution of these matters will have a material effect on the Company’s business, financial position, results of operations, or cash flows.

PART II

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ under the symbol, “NRIM.” We are aware that large blocks of our stock are held in street name by brokerage firms. At March 13, 2012, the number of shareholders of record of our common stock was 144.

The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$19.59	$20.04	$19.90	$19.26
Low	$18.45	$18.30	$18.22	$16.95
2010
High	$17.20	$17.58	$17.96	$19.32
Low	$15.38	$15.48	$15.35	$16.49

In 2011 we paid cash dividends of $0.12 per share in the first and second quarters and $0.13 per share in the third and fourth quarters. In 2010 we paid cash dividends of $0.10 per share in the first and second quarters and $0.12 per share in the third and fourth quarters. Cash dividends totaled $3.3 million, $2.8 million, and $2.6 million in 2011, 2010, and 2009, respectively. On February 16, 2012, the Board of Directors approved payment of a $0.13 per share dividend on March 16, 2012, to shareholders of record on March 8, 2012. The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. Given the fact that the Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank.

Repurchase of Securities

The Company did not repurchase any of its common stock during the fourth quarter of 2011.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2011. Additional information regarding the Company’s equity plans is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	320,786	$14.61	230,542

Total	320,786	$14.61	230,542

(1)	Includes 248,628 options and restricted stock units awarded under previous stock option plans.

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2006, and ending December 31, 2011. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2006, and that all dividends were reinvested.

Total Return Performance

			Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Northrim BanCorp, Inc.	100.00	86.01	43.18	72.93	85.64	79.68
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6.	SELECTED FINANCIAL DATA (1)

	2011	2010	2009	2008	2007
	Unaudited (In Thousands Except Per Share Amounts)
Net interest income	$42,364	$44,213	$46,421	$45,814	$49,830
Provision for loan losses	1,999	5,583	7,066	7,199	5,513
Other operating income	13,090	12,377	13,084	11,354	9,844
Other operating expense	36,755	37,624	41,357	40,394	34,953

Income before income taxes	16,700	13,383	11,082	9,575	19,208
Income taxes	4,873	3,918	2,967	3,122	7,260

Net Income	11,827	9,465	8,115	6,453	11,948
Less: Net income attributable to noncontrolling interest	429	399	388	370	290

Net income attributable to Northrim Bancorp	$11,398	$9,066	$7,727	$6,083	$11,658

Earnings per share:
Basic	$1.77	$1.42	$1.22	$0.96	$1.82
Diluted	1.74	1.40	1.20	0.95	1.80
Cash dividends per share	0.50	0.44	0.40	0.66	0.57
Assets	$1,085,258	$1,054,529	$1,003,029	$1,006,392	$1,014,714
Portfolio loans	645,562	671,812	655,039	711,286	714,801
Deposits	911,248	892,136	853,108	843,252	867,376
Borrowings	4,626	4,766	4,897	15,986	1,774
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders’ equity	125,435	117,122	111,020	104,648	101,391
Book value per share	$19.39	$18.21	$17.42	$16.53	$16.09
Tangible book value per share(2)	$18.09	$16.86	$16.01	$15.06	$14.51
Net interest margin (tax equivalent)(3)	4.59%	4.92%	5.33%	5.26%	5.89%
Efficiency ratio (4)	65.78%	65.96%	68.96%	70.05%	58.01%
Return on assets	1.09%	0.90%	0.79%	0.62%	1.24%
Return on equity	9.34%	7.87%	7.08%	5.85%	11.70%
Equity/assets	11.56%	11.11%	11.07%	10.40%	10.00%
Dividend payout ratio	28.67%	31.41%	33.18%	68.93%	30.54%
Nonperforming loans/portfolio loans	1.14%	1.70%	2.10%	3.66%	1.59%
Net charge-offs/average loans	-0.01%	0.66%	1.00%	0.86%	0.86%
Allowance for loan losses/portfolio loans	2.56%	2.14%	2.00%	1.81%	1.64%
Nonperforming assets/assets	1.16%	2.07%	3.10%	3.84%	1.56%
Tax rate	29%	29%	27%	34%	38%
Number of banking offices	10	10	11	11	10
Number of employees (FTE)	260	268	295	290	302

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

(2)	Tangible book value per share is a non-GAAP ratio that represents shareholder's equity, less intangible assets, divided by common stock outstanding.

(3)	Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

(4)	In managing our business, we review the efficiency ratio exclusive of intangible asset amortization (see definition in table below), which is not defined in accounting principles generally accepted in the United States ("GAAP"). The efficiency ratio is calculated by dividing noninterest expense, exclusive of intangible asset amortization, by the sum of net interest income and noninterest income. Other companies may define or calculate this data differently. We believe this presentation provides investors with a more accurate picture of our operating efficiency. In this presentation, noninterest expense is adjusted for intangible asset amortization. For additional information see the "Noninterest Expense" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

Reconciliation of Selected Financial Data to GAAP Financial Measures (1)

Years ended December 31,	2011	2010	2009	2008	2007
	(In Thousands)
Net interest income(2)	$42,364	$44,213	$46,421	$45,814	$49,830
Noninterest income	13,090	12,377	13,084	11,354	9,844
Noninterest expense	36,755	37,624	41,357	40,394	34,953
Less intangible asset amortization	275	299	323	347	337

Adjusted noninterest expense	$36,480	$37,325	$41,034	$40,047	$34,616

Efficiency ratio	65.78%	65.96%	68.96%	70.05%	58.01%

(1)	These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

(2)	Amount represents net interest income before provision for loan losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2011, 2010, and 2009 included elsewhere in this report.

Executive Overview

—

The Company’s net income increased 26% to $11.4 million, or $1.74 per diluted share, for the year ended December 31, 2011 from $9.1 million, or $1.40 per diluted share, for the year ended December 31, 2010, reflecting continuing improvement in credit quality, increased other operating income, and lower other operating expenses.

—

Our provision for loan losses in 2011 decreased by $3.6 million, or 64%, to $2 million from $5.6 million in 2010 as we experienced net recoveries of $98,000 in 2011 as compared to net charge-offs of $4.3 million in 2010. In addition, our nonperforming loans at December 31, 2011 decreased by $4 million, or 36%, from $11.4 million at December 31, 2010 to $7.4 million at December 31, 2011.

—

Other operating income, which includes revenues from financial services affiliates, service charges, and electronic banking contributed 23.6% to annual 2011 revenues, compared to contributions of 21.9% to annual 2010 revenues.

—

Other operating expenses decreased $869,000, or 2% in 2011 to $36.8 million from $37.6 million in 2010 primarily due to decreased salaries and benefits costs and decreased FDIC insurance expense. These decreases were partially offset by decreased gains on sale and rental income from OREO. The gains on sale and rental income generated from OREO are included as negative expense items in the other operating expense section of the Consolidated Statement of Income.

—

The Company’s total assets grew 3% to $1.085 billion at December 31, 2011 as compared to $1.055 billion at December 31, 2010, with increases in cash and investments, loans held for sale and purchased receivables offsetting reductions in OREO and portfolio loans. While loans decreased 4% at December 31, 2011 as compared to the prior year, year-to-date average loans were up 1% year over year at $653.8 million for 2011 as compared to $646.7 million in 2010.

—

The allowance for loan losses (“Allowance”) totaled 2.56% of total portfolio loans at December 31, 2011, compared to 2.14% at December 31, 2010. The Allowance to nonperforming loans also increased to 224% at December 31, 2011 from 126% at December 31, 2010.

—	Nonperforming assets were reduced 43% year-over-year to $12.5 million at December 31, 2011 or 1.16% of total assets, compared to $21.8 million or 2.07% of total assets at December 31, 2010.

—

The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 15.20% at December 31, 2011 as compared to 14.08% a year ago. The Company’s tangible common equity to tangible assets at year end 2011 was 10.86%, up from 10.36% at year-end 2010. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.56% at December 31, 2011 as compared to 11.11% at December 31, 2010.

—	The cash dividend paid on December 16, 2011, rose 8% to $0.13 per diluted share from $0.12 per diluted share paid in the fourth quarter of 2010.

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

Allowance for loan losses: The Company maintains an Allowance to reflect inherent losses in its loan portfolio as of the balance sheet date. In determining its total Allowance, the Company first estimates a specific allocated allowance for impaired loans. This analysis is based upon a specific analysis for each impaired loan that is collateral dependent, including appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.

The Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors applied to segments and classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance. The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss. After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average four year loss history for each segment and class. This general reserve is then adjusted for qualitative factors, by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

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

Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company's loan portfolio. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements. In addition, current risk ratings and fair value estimates of collateral are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas. Although we have established an Allowance that we consider adequate, there can be no assurance that the established Allowance will be sufficient to offset losses on loans in the future.

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

In 2011, the Company early implemented Accounting Standards Update 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”). Under this new guidance, the Company implemented the option to first assess qualitative factors to determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of each reporting unit of the Company is less than the carrying amount. We have determined that the Company has only one reporting unit. If it is determined that it is more likely than not that the fair value of the Company exceeds the carrying amount, the Company need not move on to step one of the impairment test, and goodwill is not impaired.

If, using the qualitative assessment described above, it is determined that it is more likely than not that the carrying value exceeds the fair value of the Company, then we must move on to a more comprehensive goodwill impairment analysis. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit when the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

The Company performed its annual goodwill impairment testing at December 31, 2011 and 2010 in accordance with the policy described in Note 1. At December 31, 2011, the Company performed its annual impairment test by applying the qualitative assessment described in ASU 2011-08. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; trends and peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included general local, national, and international economic conditions and how they may negatively affect our business as well as the current volatility and uncertainty related to market capitalization of financial institutions in general. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds the carry value at December 31, 2011 and that no potential impairment existed at that time.

The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that we will not charge earnings during 2012 for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.

Valuation of OREO: OREO represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss. The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings. Any subsequent reduction in the carrying value is charged against earnings.

Reductions in the carrying value of other real estate owned subsequent to acquisition are determined based on management’s estimate of the fair value of individual properties. Significant inputs into this estimate include estimated costs to complete projects as well as our assessment of current market conditions.

Results of Operations

Net Income

Our results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through purchased receivables products, service charges and fees, sales of employee benefit plans, electronic banking income, earnings from our mortgage affiliate, and rental income. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, marketing, professional and outside services, insurance expense, and expenses related to OREO. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

We earned net income of $11.4 million in 2011, compared to net income of $9.1 million in 2010, and $7.7 million in 2009. During these periods, net income per diluted share was $1.74, $1.40, and $1.20, respectively. The increase in 2011 was due to decreases in the provision for loan losses and other operating expenses of $3.6 million and 869,000, respectively and an increase in other operating income of $713,000. These changes were partially offset by a decrease in net interest income of $1.8 million in 2011 as compared to 2010, as well as an increase in the provision for income taxes of $955,000 over the same period.

Net Interest Income

Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings. Net interest income in 2011 was $42.4 million, compared to $44.2 million in 2010 and $46.4 million in 2009. The decrease in 2011 was primarily due to the lower yield on loans and investments in 2011 as compared to 2010 which was only partially offset by decreased interest expense from lower average interest rates on deposits. The decrease in 2010 was primarily due to lower average loan balances, coupled with a slightly lower yield on loans in 2010 as compared to 2009 which was only partially offset by decreased interest expense from lower average interest rates on both deposits and borrowings.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the fiscal years ended December 31, 2011, 2010, and 2009, average interest-earning assets were $934.7 million, $904.2 million, and $876.1 million, respectively. During these same periods, net interest margins were 4.53%, 4.89%, and 5.30%, respectively, which reflects the changes in our balance sheet mix. Our average yield on interest-earning assets was 4.91% in 2011, 5.50% in 2010, and 6.11% in 2009, while the average cost of interest-bearing liabilities was 0.57% in 2011, 0.88% in 2010, and 1.14% in 2009.

Our net interest margin decreased in 2011 from 2010 mainly due to the fact that in 2011, interest rates on both loans and investment securities declined as compared to 2010. These decreases were only partially offset by increases in net interest income due to higher average balances in interest-bearing assets. The net interest margin decreased in 2010 from 2009 mainly due to the fact that in 2010, the mix of average interest-earning assets included lower average loan balances and higher average balances in securities and short term investments as compared to 2009. Loans have a significantly higher yield than securities and short term investments, so the shift in average balances in these asset categories significantly impacts the overall yield on interest-earnings assets.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities. Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,		2011			2010			2009
	Average outstanding balance	Interest earned/ paid (1)	Yield/ rate	Average outstanding balance	Interest earned/ paid (1)	Yield/ rate	Average outstanding balance	Interest earned/ paid (1)	Yield/ rate
	(In Thousands)
Assets:
Loans (2)	$653,820	$42,391	6.48%	$646,677	$44,926	6.95%	$688,347	$48,830	7.09%
Investment securities	207,603	3,309	1.59%	187,155	4,594	2.45%	144,713	4,499	3.11%
Interest bearing deposits in other banks	73,309	208	0.28%	70,336	178	0.25%	43,041	161	0.37%

Total interest-earning assets	934,732	$45,908	4.91%	904,168	49,698	5.50%	876,101	53,490	6.11%
Noninterest-earning assets	118,400			106,398			105,578

Total assets	$1,053,132			$1,010,566			$981,679

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand	$132,860	$111	0.08%	$125,360	$176	0.14%	$115,065	$170	0.15%
Money market	152,464	591	0.39%	132,264	673	0.51%	127,651	740	0.58%
Savings	175,813	622	0.35%	183,636	1,120	0.61%	169,812	1,240	0.73%
Certificates of deposit	128,026	1,402	1.10%	147,081	2,704	1.84%	173,777	3,651	2.10%

Total interest-bearing deposits	589,163	2,726	0.46%	588,341	4,673	0.79%	586,305	5,801	0.99%
Securities sold under repurchase agreements and borrowings	37,365	818	2.19%	34,341	812	2.36%	35,935	1,268	3.53%

Total interest-bearing liabilities	626,528	3,544	0.57%	622,682	5,485	0.88%	622,240	7,069	1.14%
Demand deposits and other noninterest-bearing liabilities	300,129			272,645			250,342

Total liabilities	926,657			895,327			872,582
Shareholders’ equity	122,039			115,239			109,097

Total liabilities and shareholders’ equity	$1,048,696			$1,010,566			$981,679

Net interest income		$42,364			$44,213			$46,421

Net interest margin (3)			4.53%			4.89%			5.30%

(1)	Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totalled $2.6 million, $2.6 million and $2.7 million for 2011, 2010 and 2009, respectively.

(2)	Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loans were $9.6 million, $13.8 million, and $19.1 million in 2011, 2010 and 2009, respectively.

(3)	The net interest margin on a tax equivalent basis was 4.59%, 4.92%, and 5.33%, respectively, for 2011, 2010, and 2009.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate.

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest Income:
Loans	$503	($3,038)	($2,535)	($2,911)	($993)	($3,904)
Securities	581	(1,867)	(1,286)	337	(242)	95
Short term investments	8	22	30	35	(18)	17

Total interest income	$1,092	($4,883)	($3,791)	($2,539)	($1,253)	($3,792)

Interest Expense:
Deposits:
Interest-bearing demand accounts	$12	($76)	($64)	$13	($7)	$6
Money market accounts	146	(227)	(81)	29	(96)	(67)
Savings accounts	(46)	(452)	(498)	118	(238)	(120)
Certificates of deposit	(316)	(986)	(1,302)	(522)	(425)	(947)

Total interest on deposits	(204)	(1,741)	(1,945)	(362)	(766)	(1,128)
Borrowings	503	(499)	4	(54)	(402)	(456)

Total interest expense	$299	($2,240)	($1,941)	($416)	($1,168)	($1,584)

Provision for Loan Losses

The provision for loan losses in 2011 was $2 million, compared to $5.6 million in 2010 and $7.1 million in 2009. We decreased the provision for loan losses in 2011 primarily because there were net recoveries of $98,000 in 2011 as compared to net charge offs of $4.3 million in 2010. Additionally, impaired loans decreased to $9.5 million at December 31, 2011 from $18.3 million at December 31, 2010. We decreased the provision for loan losses in 2010 primarily because net charge offs decreased from $6.9 million in 2009 to $4.3 million in 2010. Additionally, impaired loans decreased to $18.3 million at December 31, 2010 from $46.3 million at December 31, 2009. These decreases were partially offset in the provision for loans losses by an increase in gross loans, which grew to $671.8 million at December 31, 2010 from $655 million at December 31, 2009. See the “Allowance for Loan Loss” section under “Financial Condition” for further discussion of these decreases. Net loan recoveries were 0.01% in 2011 and net loan charge-offs were 0.66% and 1% of average loans in 2011, 2010, and 2009, respectively. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the change in the Allowance.

Other Operating Income

Total other operating income increased $713,000, or 6%, in 2011 as compared to 2010, after decreasing $707,000, or 5%, in 2010, as compared to 2009. The following table separates the more routine (operating) sources of other income from those that can fluctuate significantly from period to period:

Years ended December 31,	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(In Thousands)
Other Operating Income
Purchased receivable income	$2,703	$864	47%	$1,839	($267)	-13%	$2,106
Deposit service charges	2,296	(340)	-13%	2,636	(347)	-12%	2,983
Employee benefit plan income	2,167	267	14%	1,900	161	9%	1,739
Electronic banking fees	1,945	187	11%	1,758	216	14%	1,542
Equity in earnings from RML	1,201	(200)	-14%	1,401	(948)	-40%	2,349
Rental income	776	(34)	-4%	810	(40)	-5%	850
Merchant credit card transaction fees	426	(58)	-12%	484	78	19%	406
Gain on sale of securities available for sale, net	419	(230)	-35%	649	429	195%	220
Loan service fees	343	(58)	-14%	401	(107)	-21%	508
Other income	814	315	63%	499	118	31%	381

Total other operating income	$13,090	$713	6%	$12,377	($707)	-5%	$13,084

2011 Compared to 2010

Other operating income increased in 2011 primarily due to the increases in purchased receivable income, employee benefit plan services income, and electronic banking fees. Income from the Company’s purchased receivable products increased in 2011 due to increased average purchased receivable balances outstanding during the year. The Company expects the income level from this product to continue to increase as the Company adds new customers in this line of business. Employee benefit plan services income represents income generated by the Company’s 50.1% owned affiliate, NBG. The Company consolidates the balance sheet and income statement of NBG into its financial statements. The increase in income from employee benefit plan income from NBG in 2011 is a reflection of NBG’s ability to continue to provide additional products and services to an increasing client base. We expect employee benefit plan income from NBG to continue to increase as NBG’s business continues to grow. The increase in the Company’s electronic banking fees in 2011 resulted from additional fees collected from increased point-of-sale transactions and additional fees collected related to ATM services. Point-of-sale fees have increased as overall usage of this type of transaction has increased. ATM fees increased due to increases in the fees the Company charges for these services. In addition to these increases, the Company’s net income from its affiliate PWA, which is included in the other income line above, increased $107,000 in 2011 as compared to 2010 as PWA’s assets under management increased.

The increases in other operating income noted above were partially offset by decreases in deposit service charges, earnings from RML, and net gains on the sale of securities available for sale. Deposit service charges decreased in 2011 because of decreases in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2011 as compared to 2010. This decrease resulted from changes in regulations that were effective starting in the third quarter of 2010 that restrict the Company’s ability to assess service charges on point-of-sale transactions unless its customers request this service. Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates. Earnings from RML decreased in 2011 as refinance activity, which reached nearly record highs in 2009, continued to slow. The Company expects that its income from RML will decrease in 2012 as compared to 2011 as the refinance activity continues to decrease.

2010 Compared to 2009

Other operating income decreased in 2010 primarily due to the decreases in earnings from RML, deposit service charges, and purchased receivable income. Earnings from RML decreased in 2010 as refinance activity, which reached nearly record highs in 2009, began to slow. Similar to 2011, deposit service charges decreased in 2010 because of decreases in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2010 as compared to 2009 as result of the changes in regulations noted above. Lastly, although year-end purchased receivable balances in 2010 exceed those of 2009, income from the Company’s purchased receivable products decreased in 2010 due to decreases in the average purchased receivable balances outstanding during the year.

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

Other Operating Expense

Other operating expense decreased $869,000, or 2%, in 2011 as compared to 2010, and decreased $3.7 million, or 9%, in 2010 as compared to 2009. The following table breaks out the other operating expense categories:

Years ended December 31,	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(In Thousands)
Other Operating Expense
Salaries and other personnel expense	$21,006	($631)	-3%	$21,637	($537)	-2%	$22,174
Occupancy	3,764	60	2%	3,704	17	0%	3,687
Marketing	1,771	(11)	-1%	1,782	465	35%	1,317
Professional and outside services	1,386	71	5%	1,315	(483)	-27%	1,798
Insurance expense	1,333	(569)	-30%	1,902	(813)	-30%	2,715
Equipment	1,200	84	8%	1,116	(102)	-8%	1,218
Software expense	1,005	85	9%	920	(59)	-6%	979
Amortization of low income housing tax investments	902	33	4%	869	79	10%	790
Internet banking expense	648	26	4%	622	64	11%	558
Intangible asset amortization	275	(24)	-8%	299	(24)	-7%	323
Impairment on purchased receivables, net	57	(345)	-86%	402	236	142%	166
OREO expense, net rental income and gains on sale:
OREO operating expense	335	(547)	-62%	882	109	14%	773
Impairment on OREO	92	(154)	-63%	246	(579)	-70%	825
Rental income on OREO	(248)	362	-59%	(610)	(584)	2246%	(26)
Gains on sale of OREO	(889)	774	-47%	(1,663)	(1,210)	267%	(453)

Subtotal	(710)	435	-38%	(1,145)	(2,264)	-202%	1,119
Prepayment penalty on long term debt	—	—	NA	—	(718)	NA	718
Other expenses	4,118	(83)	-2%	4,201	406	11%	3,795

Total other operating expense	$36,755	($869)	-2%	$37,624	($3,733)	-9%	$41,357

2011 Compared to 2010

Other operating expense decreased in 2011 primarily due to decreased salaries and other personnel expenses, insurance expenses, and impairment on purchased receivables net of recoveries. Salaries and other personnel expense decreased in 2011 due to decreased group health costs through decreased medical claims and a decrease in the Company’s workforce. Insurance expense decreased in 2011 mainly due to decreased FDIC insurance premiums as a the result of a decrease in the rate assessed on the Company in 2011. Lastly, the Company’s impairment on purchased receivables decreased in 2011. The Company recognizes impairment on purchased receivables when there is significant doubt as to the collectability of the receivable.

These decreases in operating expenses were partially offset by increases in net costs related to OREO properties. Gains on the sale of OREO decreased significantly in 2011 due to a decrease in overall sales activity. Rental income on OREO also decreased significantly in 2011 as the result of the sale of a large condominium development in the second quarter of 2011. These decreases in income items were partially offset set by lower operating expenses associated with OREO properties as the overall inventory of OREO has continued to decrease. The Company expects net costs related to OREO properties to increase in 2012 due to the fact that we do not expect to have significant rental income or gains on the sale of OREO properties in the future.

2010 Compared to 2009

Other operating expense decreased in 2010 primarily due to decreased net costs related to OREO properties, and decreased insurance expense, prepayment penalties for long term debt, salaries and other personnel expenses, and professional and outside services. Gains on the sale of OREO increased significantly in 2010 due to an increase in overall sales activity and $422,000 in previously deferred gain that was recognized in 2010 related to one commercial property that was sold in 2007. Rental income on OREO also increased significantly in 2010 as the result of the transfer of a large condominium development into OREO in December 2009. Impairment expense on OREO decreased significantly in 2010. Impairment charges arise from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and overall market conditions in the Anchorage, Matanuska-Susitna Valley, and Fairbanks markets. Insurance expense decreased in 2010 mainly due to decreased FDIC insurance premiums that was primarily the result of the one-time special assessment that the Company incurred in the second quarter of 2009, as well as a decrease in the rate assessed on the Company in 2010. Prepayment penalties on long term debt decreased in 2010 because the Company did not prepay any debt in 2010. Salaries and other personnel expense decreased in 2010 primarily due to a decrease in the Company’s workforce. Additionally, stock-based compensation expense decreased in 2010 due to decreases in the number of stock options vested in 2010 as compared to 2009. Lastly, professional and outside services decreased in 2010 due to decreases in audit and accounting consulting fees.

The decreases in operating expenses were partially offset by increases in marketing expense and in other expenses. Marketing costs increased in 2010 due to increases in advertising expenses and charitable contributions. Other expenses increased due to increased hardware costs related to the Company’s telephone system, the reserve for unfunded commitments, impairment on purchased receivables, and losses on the sale of repossessed assets.

Income Taxes

The provision for income taxes increased $955,000, or 24%, to $4.9 million in 2011. The provision for income taxes increased $951,000, or 32%, to $3.9 million in 2010. These increases are due primarily to the 25% and 21% increases in income before income taxes in 2011 and 2010, respectively. Additionally, the effective tax rate increased to 29% in 2011 and 2010 from 27% in 2009. The increase in the effective tax rate in 2010 as compared to 2009 is the result of a decrease in tax exempt income on investments and tax credits relative to the level of taxable income in 2010.

Financial Condition

Investment Securities Portfolio

Our investment portfolio consists primarily of government sponsored entity securities, corporate bonds, and municipal securities. Investment securities totaled $225.9 million at December 31, 2011, reflecting an increase of $5.8 million, or 3%, from year-end 2010 as our deposits have continued to increase while loan demand remains relatively flat. The average maturity of the investment portfolio was approximately two years at December 31, 2011.

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

Our investment portfolio is divided into two classes: securities available for sale and securities held to maturity. Available for sale securities are carried at fair value with any unrealized gains or losses reflected as an adjustment to other comprehensive income included in shareholders’ equity. Securities held to maturity are carried at amortized cost. Investment securities designated as available for sale comprised 98% of the portfolio and are available to meet liquidity requirements.

Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits. At December 31, 2011 and 2010, $32.1 million and $26.2 million in securities were pledged for deposits and borrowings, respectively. Pledged securities increased at December 31, 2011 as compared to December 31, 2010 because the Company had higher balances in securities sold under repurchase agreements, which are secured by pledged securities, at December 31, 2011.

The following tables set forth the composition of our investment portfolio at the dates indicated:

December 31,	Amortized Cost	Fair Value
	(In Thousands)
Securities Available for Sale:
2011:
U.S. Treasury & government sponsored entities	$160,529	$161,104
Muncipal Securities	16,260	16,935
U.S. Agency Mortgage-backed Securities	52	54
Corporate Bonds	43,767	42,991
Preferred Stock	996	999

Total	$221,604	$222,083

2010:
U.S. Treasury & government sponsored entities	$164,604	$164,685
Muncipal Securities	9,503	9,624
U.S. Agency Mortgage-backed Securities	71	73
Corporate Bonds	38,732	39,628

Total	$212,910	$214,010

2009:
U.S. Treasury & government sponsored entities	$141,371	$142,000
Muncipal Securities	6,184	6,270
U.S. Agency Mortgage-backed Securities	85	87
Corporate Bonds	28,242	29,802

Total	$175,882	$178,159

Securities Held to Maturity:
2011:
Municipal Securities	$3,819	$4,077

Total	$3,819	$4,077

2010:
Municipal Securities	$6,125	$6,286

Total	$6,125	$6,286

2009:
Municipal Securities	$7,285	$7,516

Total	$7,285	$7,516

For the periods ending December 31, 2011 and 2010, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amounts of $2.0 million for each year. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2011, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the twelve-month period ending December 31, 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2011:

		Maturity
	Within 1 Year	1-5 Years	5-10 Years	Over 10 Years	Total
	(In Thousands)
Securities Available for Sale:
U.S. Treasury & government sponsored entities
Balance	$60,095	$101,009	$—	$—	$161,104
Weighted average yield	0.91%	0.76%	0.00%	0.00%	0.81%
Municipal securities
Balance	845	6,183	6,525	3,382	16,935
Weighted average yield	0.94%	2.04%	4.57%	4.79%	3.48%
U.S. Agency Mortgage-backed Securities
Balance	—	—	54	—	54
Weighted average yield	0.00%	0.00%	4.45%	0.00%	4.45%
Corporate bonds
Balance	1,211	41,780	—	—	42,991
Weighted average yield	6.39%	2.16%	0.00%	0.00%	2.27%
Preferred stock
Balance	—	—	—	999	999
Weighted average yield	0.00%	0.00%	0.00%	5.00%	5.00%
Total
Balance	62,151	148,972	6,579	4,381	222,083
Weighted average yield	1.01%	1.21%	4.56%	4.84%	1.32%
Securities Held to Maturity:
Municipal Securities
Balance	$950	$1,231	$1,896	$—	$4,077
Weighted average yield	3.69%	4.29%	4.32%	0.00%	4.16%

In addition to the above investments, the Company also holds $999,000 in preferred stock at December 31, 2011. This type of investment does not have a maturity date, but it does earn dividends quarterly. The weighted average yield on preferred stock at December 31, 2011 is 5%. At December 31, 2011, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

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

All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The loan-to-one-borrower limitation for the Bank was $22 million at December 31, 2011. At December 31, 2011, the Company had four relationships whose total direct and indirect commitments exceeded $22 million; however, no individual direct relationship exceeded the limit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Loan Losses.”

Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the Board of Directors. We supplement our own supervision of the loan underwriting and approval process with periodic loan reviews by experienced officers in our internal audit department who examine quality, loan documentation, and compliance with laws and regulations. Our Quality Assurance department also provides independent, detailed financial analysis of our largest, most complex loans. In addition, the department, along with the Chief Lending Officer and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them. Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality. The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.

Loans decreased to $645.6 million at December 31, 2011, compared to $671.8 million at December 31, 2010, and $655 million December 31, 2009. Total loans represented 59% and 64% of total assets at December 31, 2011 and 2010, respectively.

The following table sets forth at the dates indicated our loan portfolio composition by type of loan, excluding loans held for sale:

December 31,	2011		2010		2009		2008		2007
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(In Thousands)
Commercial loans	$252,689	39.14%	$256,971	38.25%	$248,205	37.89%	$293,249	41.23%	$284,956	39.87%
Real estate loans:
Construction	40,182	6.22%	62,620	9.32%	62,573	9.55%	100,438	14.12%	138,070	19.32%
Real estate term	315,860	48.93%	312,128	46.46%	301,816	46.08%	268,864	37.80%	243,245	34.03%
Home equity lines and other consumer	39,834	6.17%	43,264	6.44%	45,243	6.91%	51,447	7.23%	51,274	7.17%

Total	648,565	100.47%	674,983	100.47%	657,837	100.43%	713,998	100.39%	717,545	100.38%
Less:
Unearned loan fees net of origination costs	(3,003)	-0.47%	(3,171)	-0.47%	(2,798)	-0.43%	(2,712)	-0.39%	(2,744)	-0.38%

Net loans	$645,562	100.00%	$671,812	100.00%	$655,039	100.00%	$711,286	100.00%	$714,801	100.00%

Commercial Loans: Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate. We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 39% of our total loans outstanding as of December 31, 2011 and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates. In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin. The majority of these loans reprice to an index based upon the prime rate of interest. The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.

Commercial Real Estate: We are an active lender in the commercial real estate market. At December 31, 2011, our commercial real estate loans were $315.9 million, or 49% of our loan portfolio. These loans are typically secured by office buildings, apartment complexes or warehouses. Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination. The interest rate for approximately 74% of these loans originated by Northrim resets every one to five years based on the spread over an index rate, and 7% reset on either a daily or monthly basis. The indices for these loans include prime or the respective Treasury or Federal Home Loan Bank of Seattle rate. The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.

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

The Company’s construction loans decreased in 2011 to $40.2 million, down from $62.6 million in 2010 due to the continued decrease in new construction activity. The Company expects that the residential construction market will be relatively flat in 2012. However, due to its efforts to increase market share, the Company expects its construction loan totals to increase in 2012.

Home Equity Lines and Other Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases. We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.

Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2011:

		Maturity
	Within 1 Year	1-5 Years	Over 5 Years	Total
	(In Thousands)
Commercial	$118,436	$75,155	$59,098	$252,689
Construction	38,087	1,125	970	40,182
Real estate term	23,568	45,361	246,931	315,860
Home equity lines and other consumer	1,083	6,502	32,249	39,834

Total	$181,174	$128,143	$339,248	$648,565

Fixed interest rate	$90,552	$61,024	$57,968	$209,544
Floating interest rate	90,622	67,119	281,280	439,021

Total	$181,174	$128,143	$339,248	$648,565

At December 31, 2011, 59% of the portfolio was scheduled to mature or reprice in 2012 with 37% scheduled to mature or reprice between 2013 and 2016.

Loans Held for Sale: During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML, in anticipation of higher than normal refinance activity in the Anchorage market. The Company then sold these loans in the secondary market. All loans purchased and sold in 2011 and 2010 were newly originated loans that did not affect nonperforming loans. The Company purchased $82.9 million and sold $60.7 million in residential loans during 2011 and recognized $11,000 in gains related to these transactions in the 2011. The Company purchased $70.4 million and sold $64.9 million in residential loans during 2010 and recognized $23,000 in gains related to these transactions in the 2010. There were $27.8 million and $5.6 million in loans held for sale as of December 31, 2011 and 2010, respectively.

Credit Quality and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, and other real estate owned. The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

December 31,	2011	2010	2009	2008	2007
		(In Thousands)
Nonperforming loans
Nonaccrual loans	$7,361	$11,414	$12,738	$20,593	$9,673
Accruing loans past due 90 days or more	—	—	1,000	5,411	1,665

Total nonperforming loans	$7,361	$11,414	$13,738	$26,004	$11,338
Real estate owned & repossessed assets	5,183	10,403	17,355	12,617	4,445

Total nonperforming assets	$12,544	$21,817	$31,093	$38,621	$15,783

Performing restructured loans	$2,305	$—	$3,754	$—	$—
Allowance for loan losses to portfolio loans	2.56%	2.14%	2.00%	1.81%	1.64%
Allowance for loan losses to nonperforming loans	224%	126%	95%	50%	104%
Nonperforming loans to portfolio loans	1.14%	1.70%	2.10%	3.66%	1.59%
Nonperforming assets to total assets	1.16%	2.07%	3.10%	3.84%	1.56%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest. Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection. Cash payments on nonaccrual loans are directly applied to the principal balance. The amount of unrecognized interest on nonaccrual loans was $464,000, $1.2 million, and $1.4 million, in 2011, 2010, and 2009, respectively. There was interest income of $175,000 included in net income for 2011 related to nonaccrual loans whose principal has been paid down to zero. There was no interest income included in net income for the years ended 2010 or 2009 related to nonaccrual loans. The Company had two relationships that represented more than 10% of nonaccrual loans as of December 31, 2011.

TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.3 million in loans classified as TDRs that were performing as of December 31, 2011. Additionally, there were $2.2 million in TDRs included in nonaccrual loans at December 31, 2011 for a total of $4.5 million. There were no TDRs, either performing or included in nonaccrual loans, as of December 31, 2010. At December 31, 2009 the Company had $3.8 million in performing TDRs and no TDRs included in nonaccrual loans. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.

Loans Measured for Impairment, OREO and Repossessed Assets, and Potential Problem Loans: At December 31, 2011, the Company had $9.5 million in loans measured for impairment and $5.2 million in OREO, as compared to $18.3 million in loans measured for impairment and $10.4 million in OREO at December 31, 2010.

At December 31, 2011, management had identified potential problem loans of $4.6 million as compared to potential problem loans of $8.8 million at December 31, 2010. Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans. The $4.2 million decrease in potential problem loans at December 31, 2011 from December 31, 2010 is primarily due to the transfer of several loans to nonaccrual status in 2011 as well as pay downs on one potential problem loan. Charge offs, pay downs, and upgrades, which were only partially offset by $1.1 million in additions in 2011, also contributed to the decrease in 2011.

At December 31, 2011 and 2010 the Company held $5.2 million and $10.4 million, respectively, of OREO assets. At December 31, 2011, OREO consists of $3 million in residential lots in various stages of development, a $1 million commercial lot, a $650,000 single family residence, and a $529,000 commercial property. All OREO property is located in Alaska. The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property. These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral. If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral. Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.

During 2011, additions to OREO totaled $2.3 million and included a $1 million commercial lot, $350,000 in residential lots, a $31,000 single family residence, and $874,000 in commercial buildings. During 2011, the Company received approximately $8.4 million in proceeds from the sale of OREO which included $5.5 million from the sale of condominiums, $1.7 million from the sale of residential lots, $564,000 from the sale of single family residences, and $707,000 from the sale of commercial buildings.

The Company recognized $953,000 in gains and $90,000 in losses on the sale of eighty two individual OREO properties in 2011. The Company also recognized $26,000 in gains on sales previously deferred, for a net gain of $889,000 for the year ended December 31, 2011. The Company had accumulated deferred $397,000 in gains on the sale of OREO properties at December 31, 2011. The Company recognized $1.3 million in gains and $120,000 in losses on the sale of seventy nine individual OREO properties in 2010. The Company also recognized $522,000 in gains on sales previously deferred, for a net gain of $1.7 million for the year ended December 31, 2010. The Company had deferred $153,000 in gains on the sale of OREO properties at December 31, 2010.

The Company made loans to facilitate the sale of OREO of $1.8 million, $6.1 million, and $2.6 million in 2011, 2010, and 2009, respectively. Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.

The Company recognized impairments of $192,000, $246,000 and $825,000 in 2011, 2010, and 2009, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets.

The following summarizes OREO activity for the periods indicated:

December 31,	2011	2010	2009
	(In Thousands)
Balance, beginning of the year	$10,355	$17,355	$12,617
Transfers from loans	2,155	2,841	12,441
Investment in other real estate owned	57	235	1,699
Proceeds from the sale of other real estate owned	(8,425)	(11,124)	(9,120)
Gain on sale of other real estate owned, net	889	1,663	453
Deferred gain on sale of other real estate owned	244	(369)	90
Impairment on other real estate owned	(92)	(246)	(825)

Balance, End of Year	$5,183	$10,355	$17,355

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

—

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

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total annualized charge-off rate for nonperforming loans as of December 31, 2011 and 2010 was 28% and 24%, respectively.

—

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

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average year loss history for each segment and class. The Company’s loan portfolio continues to include a concentration in a small number of large borrowers. In 2011, the Company increased the look-back period used in the calculation of average historical loss rates from three years to four years. Management made this change because we believe that including the elevated loss experience from 2007 that occurred as a result of the economic downturn from that time is appropriate. Management believes that including the loss experience from 2007 in the current Allowance calculation appropriately captures the inherent risk this concentration brings to our loan portfolio.

After the Company calculates a general allocation using our loss history, the general reserve is then adjusted for qualitative factors by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

—

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

At December 31, 2011 and 2010, the unallocated allowance as a percentage of the total Allowance was 14%, respectively. The unallocated allowance as a percentage of the total Allowance was 55% at December 31, 2009 as reported in the Company’s Form 10-K for the year ended December 31, 2009. The decrease in the unallocated allowance as a percentage of the total Allowance at December 31, 2011 and 2010 is due in part to an enhancement to the Company’s methodology. The Company refined its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.

The following table shows the allocation of the Allowance for the periods indicated and includes allocations calculated under the enhanced methodology for 2011 and 2010. Allocations shown for 2009, 2008, and 2007 were calculated using the legacy methodology and were reported as such in prior years:

December 31,		2011		2010		2009		2008		2007
Allowance applicable to:	Amount	% of Total Loans (1)	Amount	% of Total Loans(1)	Amount	% of Total Loans (1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
					(In Thousands)
Commercial	$6,783	39%	$6,374	38%	$3,962	38%	$5,558	41%	$6,496	40%
Construction	1,143	6%	1,035	9%	1,365	9%	1,736	14%	940	19%
Real estate term	5,529	49%	4,270	46%	565	47%	306	38%	1,661	34%
Home equity lines and other consumer	792	6%	741	7%	50	6%	61	7%	16	7%
Unallocated	2,256	0%	1,986	0%	7,166	0%	5,239	0%	2,622	0%

Total	$16,503	100%	$14,406	100%	$13,108	100%	$12,900	100%	$11,735	100%

(1)	Represents percentage of this category of loans to total loans.

The following table sets forth information regarding changes in our Allowance for the periods indicated:

December 31,	2011	2010	2009	2008	2007
		(In Thousands)
Balance at beginning of period	$14,406	$13,108	$12,900	$11,735	$12,125
Charge-offs:
Commercial loans	(1,225)	(3,919)	(3,372)	(4,187)	(4,291)
Construction loans	(133)	(1,519)	(1,308)	(1,004)	(2,982)
Real estate loans	(90)	(342)	(2,478)	(1,402)	(599)
Home equity and other consumer loans	(71)	(322)	(509)	(132)	(45)

Total charge-offs	(1,519)	(6,102)	(7,667)	(6,725)	(7,917)

Recoveries:
Commercial loans	1,426	1,490	736	577	1,723
Construction loans	91	4	7	61	50
Real estate loans	54	232	11	3	—
Home equity and other consumer loans	46	91	55	50	21

Total recoveries	1,617	1,817	809	691	1,794

Charge-offs net of recoveries	98	(4,285)	(6,858)	(6,034)	(6,123)

Allowance acquired with Alaska First acquisition	—	—	—	—	220
Provision for loan losses	1,999	5,583	7,066	7,199	5,513

Balance at end of period	$16,503	$14,406	$13,108	$12,900	$11,735

Ratio of net charge-offs to average loans outstanding during the period	-0.01%	0.66%	1.00%	0.86%	0.86%

The decrease in commercial charge-offs in 2011 as compared to 2010 is related to three borrowers, and the decrease in construction charge-offs in 2011 as compared to 2010 is related to one borrower. The decrease in real estate charge-offs in 2010 as compared to 2009 and the increase in 2009 as compared to 2008 is related to one borrower. The increase in real estate charge-offs in 2008 as compared to 2007 related to two borrowers. The decrease in the provision for loan losses in 2011 as compared to 2010 is due primarily to the decrease in net charge offs for the year.

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

Our purchased receivable balances increased in 2011 to $30.2 million, as compared to $16.5 million in 2010. This increase is due to the addition of new customers as well as additional fundings for existing customers. The Company expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.

Deposits

Deposits are our primary source of funds. Total deposits increased 2% to $911.2 million at December 31, 2011 from $892.1 million at December 31, 2010. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

December 31,	2011		2010		2009
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
			(In Thousands)
Interest-bearing demand accounts	$132,860	0.08%	$125,360	0.14%	$115,065	0.15%
Money market accounts	152,464	0.39%	132,264	0.51%	127,651	0.58%
Savings accounts	175,813	0.35%	183,636	0.61%	169,812	0.73%
Certificates of deposit	128,026	1.10%	147,081	1.84%	173,777	2.10%

Total interest-bearing accounts	589,163	0.46%	588,341	0.79%	586,305	0.99%
Noninterest-bearing demand accounts	293,695		264,853		241,547

Total average deposits	$882,858		$853,194		$827,852

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2011, we had $108.7 million in certificates of deposit, of which $75.1 million, or 69%, are scheduled to mature in 2012. At December 31, 2011, the Company’s certificates of deposit decreased to $108.7 million as compared to $138.2 million at December 31, 2010 as customers moved from certificates of deposit to other interest-bearing accounts. The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2011, and 2010, was $63.2 million and $84.3 million, respectively. The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2011:

	Time Certificates of Deposits of $100,000 or More
	Amount	Percent of Total Deposits
	(In Thousands)
Amounts maturing in:
Three months or less	$11,538	18%
Over 3 through 6 months	4,945	8%
Over 6 through 12 months	26,721	42%
Over 12 months	19,984	32%

Total	$63,188	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance. At December 31, 2011, the Company had $250,000 in CDARS certificates of deposit as compared to none at December 31, 2010.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals. The total balance in the Alaska CD at December 31, 2011, was $102.4 million, an increase of $2.1 million as compared to the balance of $100.3 million at December 31, 2010.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank not to exceed its capital and at specified rates and terms. The depository bank must collateralize the deposit. We did not hold any certificates of deposit for the Alaska Permanent Fund at December 31, 2011 or 2010.

Borrowings

FHLB: At December 31, 2011, our maximum borrowing line from the FHLB was $117.3 million, approximately 11% of the Company’s assets, subject to the FHLB’s collateral requirements. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. There was no outstanding balance on this line at December 31, 2011 or 2010.

Federal Reserve Bank: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. See “Other Short-term Borrowings” below for additional detail regarding this agreement.

The Federal Reserve Bank is holding $91.4 million of loans as collateral to secure advances made through the discount window on December 31, 2011. There were no discount window advances outstanding at December 31, 2011 or 2010.

Other Long-term Borrowings: The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million. At December 31, 2011, the outstanding balance on this loan was $4.6 million. This loan has a maturity date of April 1, 2014.

Other Short-term Borrowings: The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 for the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2011, and 2010, was zero and $620,000, respectively, which was secured by investment securities.

Securities sold under agreements to repurchase were $16.3 million and $12.9 million, respectively, for December 31, 2011 and 2010. The average balance outstanding of securities sold under agreements to repurchase during 2011 and 2010 was $13.8 million and $10.2 million, respectively, and the maximum outstanding at any month-end was $17.2 million and $14.2 million, respectively, during the same time periods. The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company did not have any other short-term borrowings at December 31, 2011 and December 31, 2010. There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2011, 2010 and 2009 exceeded 30% of shareholders’ equity at December 31, 2011, December 31, 2010, and December 31, 2009.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

		Payments Due by Period
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
December 31, 2011:		(In Thousands)
Certificates of deposit	$75,064	$33,186	$406	$—	$108,656
Short-term debt obligations	16,348	—	—	—	16,348
Long-term debt obligations	147	4,479	—	—	4,626
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	716	865	653	4,083	6,317
Other long-term liabilities	52	—	—	—	52

Total	$92,327	$38,530	$1,059	$22,641	$154,557

December 31, 2010:
Certificates of deposit	$103,704	$34,137	$332	$—	$138,173
Short-term debt obligations	13,494	—	—	—	13,494
Long-term debt obligations	141	304	4,321	—	4,766
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	748	1,076	781	4,381	6,986
Other long-term liabilities	317	—	—	—	317

Total	$118,404	$35,517	$5,434	$22,939	$182,294

Long-term debt obligations consist of (a) $4.6 million amortizing note that was assumed by NBL on July 1, 2008, when the Company’s main office facility was purchased that matures on April 1, 2014 and bears interest at 5.95%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bear interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The operating lease obligations are more fully described in Note 20 of the Company’s Financial Statements attached to this report. Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. The Company purchased a $3 million interest in U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”) in December 2006. The investment in USA 57 is expected to be fully funded in 2012.

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

As of December 31, 2011 we had commitments to extend credit of $173.8 million which were not reflected on our balance sheet. Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. For additional information regarding the Company’s off-balance sheet arrangement, see Note 19 and “Liquidity and Capital Resources” below.

As of December 31, 2011 we had standby letters of credit of $16.2 million which were not reflected on our balance sheet. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2011, which includes commitments to extend credit and standby letters of credit, were $190 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. The Company has established reserves of $94,000 and $98,000 at December 31, 2011 and 2010, respectively, for losses related to these commitments that is recorded in other liabilities on the consolidated balance sheet.

Liquidity and Capital Resources

The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank is currently “well-capitalized”, the Company expects to continue to receive dividends from the Bank.

The Bank manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at December 31, 2011, were $190 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at December 31, 2011, were $911.2 million.

As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $5.0 million in 2011, and net cash provided by operating activities was $18.1 million and $9.9 million for 2010 and 2009, respectively. The primary reason that net cash from operating activities was negative in 2011 was the fact that we purchased $82.9 million in loans held for sale and only sold $60.7 million of those loans as of December 31, 2011. This is a timing difference in cash flows that we expect to reverse for the most part in the first quarter of 2012. The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods. Net cash of $216,000 and $30.5 million was provided in investing activities in 2011 and 2009 as the Company collected funds from loan pay offs that exceeded net cash outlays related to portfolio investments. Net cash of $60.7 million was used in investing activities in 2010 as the Company invested available cash primarily in available for sale securities. The $18.3 million and $41.9 million of cash provided by financing activities in 2011 and 2010, respectively, primarily consisted of the $19.1 million and $39 million increases in deposits during 2011 and 2010. Net cash used in financing activities in 2009 of $11.5 million was the result of the pay down of borrowings taken on in 2008, which was partially offset by increased deposit balances.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2011, our current assets were $368.4 million and our funds available for borrowing under our existing lines of credit were $211.7 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

On February 16, 2012, the Board of Directors approved payment of a $0.13 per share dividend on March 16, 2012, to shareholders of record on March 8, 2012. This dividend is consistent with the Company’s dividends that were declared and paid in 2011.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market. We purchased as aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. No repurchases occurred during 2010 and 2011.

The stock repurchase program had a positive effect on earnings per share because it decreased the total number of shares outstanding in 2007 by 137,500 shares. The Company did not repurchase any of its shares in 2011, 2010, 2009 or 2008. The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2011	$1.74	$1.56
2010	$1.40	$1.25
2009	$1.20	$1.08
2008	$0.95	$0.85
2007	$1.80	$1.64

On May 8, 2003, the Company’s newly formed subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly. The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of the trust preferred securities was $281,000 in 2011. At December 31, 2011, the securities had an interest rate of 3.61%.

On December 16, 2005, the Company’s newly formed subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $171,000 in 2011. At December 31, 2011, the securities had an interest rate of 1.92%.

Our shareholders’ equity at December 31, 2011, was $125.4 million, as compared to $117.1 million at December 31, 2010. The Company earned net income of $11.4 million during 2011 and issued 39,526 shares through the exercise of stock options. The Company did not repurchase any shares of its common stock in 2011. At December 31, 2011, the Company had 6.4 million shares of its common stock outstanding.

We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of December 31, 2011, that the Company and Northrim Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.” As of December 15, 2011, the most recent notification from the FDIC categorized Northrim Bank as “well-capitalized.” There were no conditions or events since the FDIC notification that we believe have changed Northrim Bank’s classification.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Based on recent turmoil in the financial markets, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2012, exceeding the FDIC’s “well-capitalized” capital requirement classification. The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

December 31, 2011	Adequately - Capitalized	Well - Capitalized	Actual Ratio Company	Actual Ratio Bank
Tier 1 risk-based capital	4.00%	6.00%	15.20%	13.89%
Total risk-based capital	8.00%	10.00%	16.46%	15.14%
Leverage ratio	4.00%	5.00%	12.83%	11.72%

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

The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Note Regarding Forward-Looking Statements” included in Part I in this report and any other cautionary statements contained herein.

The Company’s results of operations depend substantially on our net interest income and are largely dependent upon our ability to manage market risks. The Company does not presently use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions, by competition, by changes in interest rates, and in addition, our community banking focus makes our results of operations particularly dependent on the Alaska economy.

Interest Rate Risk:    The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. Generally, there are three sources of interest rate risk as described below:

—

Re-pricing Risk:    Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

—	Basis Risk: Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

—

Option Risk:    In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.

Asset/Liability and Interest Rate Risk Management:    The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from changes in interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting a target range and minimum for the net interest margin and running simulation models under different interest rate scenarios to measure the risk to earnings over the next 12-month period.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity (gap) analyses and income simulations. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include loan and deposit volumes and pricing, prepayment speeds on fixed rate assets, and cash flows and maturities of other investment securities. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors.

Interest Rate Sensitivity:    Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2011. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2011
	Within 1 year	1-5 years	≥5 years	Total
		(In Thousands)
Interest -Earning Assets:
Interest bearing deposits in other banks	$60,886	$—	$—	$60,886
Portfolio investments	145,503	77,376	3,023	225,902
Loans:
Commercial	188,151	58,215	2,963	249,329
Real estate construction	35,790	1,261	776	37,827
Real estate term	142,337	165,240	6,806	314,383
Loans held for sale	27,822	—	—	27,822
Home equity line and other consumer	14,127	12,550	12,988	39,665

Total interest-earning assets	$614,616	$314,642	$26,556	$955,814
Percent of total interest-earning assets	64%	33%	3%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$141,572	$—	$—	$141,572
Money market accounts	154,987	—	—	154,987
Savings accounts	181,994	—	—	181,994
Certificates of deposit	73,406	35,250	—	108,656
Short-term borrowings	16,348	—	—	16,348
Long-term borrowings	1,833	2,793	—	4,626
Junior subordinated debentures	18,558	—	—	18,558

Total interest-bearing liabilities	$588,698	$38,043	$—	$626,741
Percent of total interest-bearing liabilities	94%	6%	0%	100%

Interest sensitivity gap	$25,918	$276,599	$26,556	$329,073
Cumulative interest sensitivity gap	$25,918	$302,517	$329,073
Cumulative interest sensitivity gap as a percentage of total assets	2%	28%	30%

As stated previously, certain shortcomings, including those described below, are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets have features that restrict changes in their interest rates, both on a short-term basis and over the lives of the assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables as can the relationship of rates between different loan and deposit categories. Moreover, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates.

As indicated in the table above, at December 31, 2011, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $25.9 million over the next 12 months. As of December 31, 2010, the Company’s interest-bearing liabilities repriced or matured faster than the Company’s earning assets by a margin of $90.3 million over the next 12 months.

The following table sets forth the results of the estimated impact on our net interest income over a time horizon of one year based on the results of our interest rate simulation model as of December 31, 2011 and 2010. For the scenarios shown below, the interest rate simulation assumes an immediate parallel shift in market interest rates at the beginning of a twelve-month period and no changes in the composition or size of the balance sheet.

	2011		2010
	Change in net interest income from base scenario	Percentage change	Change in net interest income from base scenario	Percentage change
Scenario:		(Dollars in Thousands)
Up 100 basis points	$228	0.55%	($120)	-0.27%
Up 200 basis points	(134)	-0.32%	(929)	-2.11%
Down 100 basis points	NM	NM	385	0.87%

The increase in the change in net interest income from the up 100 and up 200 basis point scenarios above is a result of the shift to an asset sensitive position at December 31, 2011 as compared to the liability sensitive position at December 31, 2010. The results of the down 100 basis point scenario at December 31, 2011 are not measurable since interest rates were already at a low point and a further decrease resulted in some indexes being nonexistent.

Impact of Inflation and Changing Prices:    The primary impact of inflation on the Company’s operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature and as a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial consolidated statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northrim BanCorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Bellingham, Washington

March 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

Northrim BanCorp, Inc.:

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Northrim BanCorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Northrim BanCorp, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Anchorage, Alaska

March 15, 2010

Consolidated Financial Statements

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(In Thousands Except Share Amounts)
Assets
Cash and due from banks	$30,644	$15,953
Interest bearing deposits in other banks	60,886	50,080
Investment securities available for sale	222,083	214,010
Investment securities held to maturity	3,819	6,125

Total Portfolio Investment Securities	225,902	220,135
Investment in Federal Home Loan Bank stock, at cost	2,003	2,003
Loans held for sale	27,822	5,558
Loans	645,562	671,812
Allowance for loan losses	(16,503)	(14,406)
Net Loans	656,881	662,964
Purchased receivables, net	30,209	16,531
Accrued interest receivable	2,898	3,401
Other real estate owned	5,183	10,355
Premises and equipment, net	27,993	29,048
Goodwill and intangible assets, net	8,421	8,697
Other assets	34,238	35,362

Total Assets	$1,085,258	$1,054,529

Liabilities
Deposits:
Demand	$324,039	$289,061
Interest-bearing demand	141,572	138,072
Savings	79,610	77,411
Alaska CDs	102,384	100,315
Money market	154,987	149,104
Certificates of deposit less than $100,000	45,468	53,858
Certificates of deposit greater than $100,000	63,188	84,315

Total Deposits	911,248	892,136
Securities sold under repurchase agreements	16,348	12,874
Borrowings	4,626	5,386
Junior subordinated debentures	18,558	18,558
Other liabilities	9,043	8,453

Total Liabilities	959,823	937,407

Commitments and contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,466,763 and 6,427,237 shares issued and outstanding at December 31, 2011 and 2010, respectively	6,467	6,427
Additional paid-in capital	53,164	52,658
Retained earnings	65,469	57,339
Accumulated other comprehensive income	283	648

Total Northrim Bancorp Shareholders’ Equity	125,383	117,072

Noncontrolling interest	52	50

Total Shareholders’ Equity	125,435	117,122

Total Liabilities and Shareholders’ Equity	$1,085,258	$1,054,529

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands Except Per Share Amounts)
Interest Income
Interest and fees on loans	$42,391	$44,926	$48,830
Interest on investment securities-available for sale	3,097	4,316	4,134
Interest on investment securities-held to maturity	212	278	365
Interest on deposits in other banks	208	178	161

Total Interest Income	45,908	49,698	53,490
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	3,544	5,485	7,069

Net Interest Income	42,364	44,213	46,421
Provision for loan losses	1,999	5,583	7,066

Net Interest Income After Provision for Loan Losses	40,365	38,630	39,355
Other Operating Income
Purchased receivable income	2,703	1,839	2,106
Service charges on deposit accounts	2,296	2,636	2,983
Employee benefit plan income	2,167	1,900	1,739
Electronic banking income	1,945	1,758	1,542
Equity in earnings from RML	1,201	1,401	2,349
Rental income	776	810	850
Gain on sale of securities	419	649	220
Other income	1,583	1,384	1,295

Total Other Operating Income	13,090	12,377	13,084

Other Operating Expense
Salaries and other personnel expense	21,006	21,637	22,174
Occupancy	3,764	3,704	3,687
Marketing expense	1,771	1,782	1,317
Professional and outside services	1,386	1,315	1,798
Insurance expense	1,333	1,902	2,715
Equipment expense	1,200	1,116	1,218
Software expense	1,005	920	979
Amortization of low income housing tax investments	902	869	790
Internet banking expense	648	622	558
Intangible asset amortization expense	275	299	323
OREO expense, net rental income and gains on sale	(710)	(1,145)	1,119
Prepayment penalty on long term debt	—	—	718
Other expense	4,175	4,603	3,961

Total Other Operating Expense	36,755	37,624	41,357

Income Before Provision for Income Taxes	16,700	13,383	11,082
Provision for income taxes	4,873	3,918	2,967

Net Income	11,827	9,465	8,115
Less: Net income attributable to the noncontrolling interest	429	399	388

Net income attributable to Northrim Bancorp	$11,398	$9,066	$7,727

Earnings Per Share, Basic	$1.77	$1.42	$1.22

Earnings Per Share, Diluted	$1.74	$1.40	$1.20

Weighted Average Shares Outstanding, Basic	6,438,625	6,398,329	6,345,948

Weighted Average Shares Outstanding, Diluted	6,554,761	6,480,905	6,417,057

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in

Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Number of Shares	Par Value
				(In Thousands)
Balance as of January 1, 2009	6,331	$6,331	$51,458	$45,958	$901	$36	$104,684
Cash dividend declared	—	—	—	(2,564)	—	—	(2,564)
Stock option expense	—	—	648	—	—	—	648
Exercise of stock options	40	40	7	—	—	—	47
Excess tax benefits from share-based payment arrangements	—	—	26	—	—	—	26
Distributions to noncontrolling interest	—	—	—	—	—	(376)	(376)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities,net of related income tax effect	—	—	—	—	440	—	440
Net Income attributable to the noncontrolling interest						388	388
Net Income attributable to Northrim Bancorp	—	—	—	7,727	—	—	7,727

Total Comprehensive Income							8,167

Balance as of December 31, 2009	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020
Cash dividend declared	—	—	—	(2,848)	—	—	(2,848)
Stock option expense	—	—	466	—	—	—	466
Exercise of stock options	56	56	(132)	—	—	—	(76)
Excess tax benefits from share-based payment arrangements	—	—	185	—	—	—	185
Distributions to noncontrolling interest	—	—	—	—	—	(397)	(397)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities,net of related income tax effect	—	—	—	—	(693)	—	(693)
Net Income attributable to the noncontrolling interest						399	399
Net Income attributable to Northrim Bancorp	—	—	—	9,066	—	—	9,066

Total Comprehensive Income							8,373

Balance as of December 31, 2010	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122
Cash dividend declared	—	—	—	(3,268)	—	—	(3,268)
Stock option expense	—	—	519	—	—	—	519
Exercise of stock options	40	40	(184)	—	—	—	(144)
Excess tax benefits from share-based payment arrangements	—	—	171	—	—	—	171
Distributions to noncontrolling interest	—	—	—	—	—	(427)	(427)
Comprehensive income:
Change in unrealized holding gain/(loss) on available for sale investment securities,net of related income tax effect	—	—	—	—	(365)	—	(365)
Net Income attributable to the noncontrolling interest	—	—	—	—	—	429	429
Net Income attributable to Northrim Bancorp	—	—	—	11,398	—	—	11,398

Total Comprehensive Income							11,033

Balance as of December 31, 2011	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

See accompanying notes to the consolidated financial statements.

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)
Operating Activities:
Net income	$11,827	$9,465	$8,115
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security (gains), net	(419)	(649)	(220)
Depreciation and amortization of premises and equipment	1,719	1,582	1,635
Amortization of software	210	179	160
Intangible asset amortization	275	299	323
Amortization of investment security premium, net of discount accretion	143	376	300
Deferred tax (benefit) liability	(959)	5,777	(1,496)
Stock-based compensation	519	466	648
Excess tax benefits from share-based payment arrangements	(171)	(185)	(26)
Deferral of loan fees and costs, net	(168)	373	86
Provision for loan losses	1,999	5,583	7,066
Purchased receivable loss	57	402	166
Purchases of loans held for sale	(82,915)	(70,385)	(75,096)
Proceeds from the sale of loans held for sale	60,662	64,850	75,160
Gain on sale of loans held for sale	(11)	(23)	(64)
Gain on sale of other real estate owned	(889)	(1,663)	(453)
Impairment on other real estate owned	92	246	825
Equity in undistributed earnings from mortgage subsidiary	(191)	(851)	(492)
Loss on prepayment of borrowings	—	—	718
Decrease in accrued interest receivable	503	585	826
(Increase) decrease in other assets	2,224	715	(6,491)
Increase (decrease) of other liabilities	468	964	(1,811)

Net Cash (Used) Provided by Operating Activities	(5,025)	18,106	9,879

Investing Activities:
Investment in securities:
Purchases of investment securities — available for sale	(169,712)	(236,299)	(158,405)
Purchases of investment securities — held to maturity	—	(792)	(1,217)
Proceeds from maturities of securities — available for sale	139,920	171,145	114,375
Proceeds from sales of securities — available for sale	21,381	28,667	7,551
Proceeds from calls/maturities of securities — held to maturity	2,300	1,684	3,360
Proceeds from maturities of domestic certificates of deposit	—	—	14,500
Purchases of domestic certificates of deposit	(12,000)	—	(5,000)
(Investment in) repayment from purchased receivables	(13,735)	(9,672)	11,648
Loan paydowns, net of new (advances)	24,261	(24,272)	36,862
Proceeds from sale of other real estate owned	8,425	11,124	9,120
Investment in other real estate owned	(57)	(235)	(1,699)
Investment in Elliott Cove	—	(100)	—
Loan to Elliott Cove, net of repayments	97	135	(121)
Purchases of premises and equipment	(664)	(2,107)	(425)

Net Cash Provided (Used) by Investing Activities	216	(60,722)	30,549

Financing Activities:
Increase in deposits	19,112	39,028	9,856
Increase in securities sold under repurchase agreements	3,474	6,141	5,103
(Decrease) in borrowings	(760)	(201)	(23,607)
Distributions to noncontrolling interest	(427)	(397)	(376)
Proceeds from issuance of common stock	—	—	47
Excess tax benefits from share-based payment arrangements	171	185	26
Cash dividends paid	(3,264)	(2,828)	(2,586)

Net Cash Provided (Used) by Financing Activities	18,306	41,928	(11,537)

Net Increase (Decrease) by Cash and Cash Equivalents	13,497	($688)	28,891
Cash and Cash Equivalents at Beginning of Year	66,033	66,721	37,830

Cash and Cash Equivalents at End of Year	$79,530	$66,033	$66,721

Supplemental Information:
Income taxes paid	$4,315	$2,769	$5,536
Interest paid	$3,792	$5,579	$7,578
Transfer of loans to other real estate owned	$2,255	$2,841	$12,441
Loans made to facilitate sales of other real estate owned	$1,825	$6,092	$2,597
Cash dividends declared but not paid	$40	$20	$26

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company and is the parent company of Northrim Bank (the “Bank”), a commercial bank that provides personal and business banking services through locations in Anchorage, Eagle River, Wasilla, and Fairbanks, Alaska, and a factoring division in Bellevue, Washington. The Bank differentiates itself with a “Customer First Service” philosophy. Affiliated companies include Northrim Benefits Group, LLC (“NBG”), Residential Mortgage Holding Company, LLC (“RML”), Elliott Cove Capital Management, LLC (“ECCM”), Elliott Cove Insurance Agency, LLC (“ECIA”), and Pacific Wealth Advisors, LLC (“PWA”).

Method of accounting: The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, and valuation of other real estate owned (“OREO”). The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its majority-owned subsidiaries that include Northrim Bank, Northrim Building LLC (“NBL”), and Northrim Investment Services Company (“NISC”). All intercompany balances have been eliminated in consolidation. The Company accounts for its investments in RML, ECCM, ECIA, and PWA using the equity method. Noncontrolling interest relates to the minority ownership in NBG.

Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.

Segments: Management has determined that the Company operates as a single operating segment. This determination is based on the fact that management and the board reviews financial information and assesses resource allocation on a consolidated basis. Additionally, the aggregate revenue earned through, and total assets of, the insurance brokerage, mortgage lending, and wealth management activities are less than 10% of the Company’s consolidated total revenue and total assets.

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

Federal Home Loan Bank Stock: The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Company is required to maintain a minimum level of investment in FHLB stock based on the Company’s capital stock and lending activity. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB Class B stock. However, the FHLB is currently prohibited from paying dividends or redeeming stock by an agreement that it entered into with the Federal Housing Finance Agency in October 2010 as part of its capital plan. FHLB stock is carried at cost and is subject to recoverability testing at least annually.

Loans held for sale: Loans held for sale include mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans.

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

The Company uses either in-house evaluations or external appraisals to estimate the fair value of collateral-dependent impaired loans as of each reporting date. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the estimated value of the collateral, the location and type of collateral to be valued, and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience, and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers, and equipment specialists.

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

Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company's loan portfolio. While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination. Our banking regulators, as an integral part of their examination process, periodically review the Company's Allowance. Our regulators may require the Company to recognize additions to the Allowance based on their judgments related to information available to them at the time of their examinations.

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

Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; vehicles at 5 years, furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 15 years, and buildings over 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized. Long-lived assets such as premises and equipment are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision, or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”). The Bank of America CDI is fully amortized as of December 31, 2008. In 2007, the Company recorded $2.1 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock. The Company amortizes the Alaska First CDI over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska First CDI is $846,000 at December 31, 2011. Management reviews goodwill at least annually for impairment by reviewing a number of key market indicators. Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005. The Company amortizes this intangible over its estimated life of ten years.

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

Other Short Term Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over their estimated useful life or the term of the agreement. Also included in other assets is the net deferred tax asset and the Company’s investments in NBG, RML, ECCM, ECIA, and PWA. All of these entities are affiliates of the Company. The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis.

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

Advertising: Advertising, promotion and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $1.8 million, $1.8 million and $1.3 million for each of the periods ending December 31, 2011, 2010, and 2009.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options, as described in Note 18, are considered to be common stock equivalents. Incremental shares resulting from stock options were 24,782, 19,289 and 13,478 at December 31, 2011, 2010 and 2009, respectively. Average incremental shares resulting from stock options were 116,136, 82,576, and 71,110, for 2011, 2010, and 2009, respectively.

Information used to calculate earnings per share was as follows:

December 31,	2011	2010	2009
	(In Thousands, except per share data)
Net income	$11,398	$9,066	$7,727
Basic weighted average common shares outstanding	6,439	6,398	6,346
Dilutive effect of potential common shares from awards granted under equity incentive program	116	83	71

Diluted weighted average common shares outstanding	6,555	6,481	6,417

Earnings per common share
Basic	$1.77	$1.42	$1.22
Diluted	$1.74	$1.40	$1.20

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2011, 2010 or 2009.

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

Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks areas of Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. Approximately 92% of the unrestricted revenues of the Alaska state government were funded through various taxes and royalties on the oil industry in 2011. The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.

At December 31, 2011 and 2010, the Company had $292.9 million and $319.6 million, respectively, in commercial and construction loans in Alaska. Additionally, the Company continues to have a concentration in large borrowing relationships. At

December 31, 2011, 38% of the Company’s loan portfolio is attributable to sixteen large borrowing relationships. Additionally, the Company has additional unfunded commitments to these borrowers of $100.8 million at December 31, 2011.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties in order to determine when a restructured loan is a troubled debt restructuring. This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after June 15, 2011, and has been applied retrospectively to the beginning of the period of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other”, to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively and can be early adopted. The Company early adopted the provision of ASU 2011-08 effective December 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). Some of the amendments contained in ASU 2011-04 clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends Topic 220, “Comprehensive Income”, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification (“ASU 2011-10”), which amends Topic 360, “Property, Plant and Equipment”. The objective of this ASU is to resolve diversity in practice about whether the guidance in Topic 360 applies to a parent that ceases to have a controlling financial interest (as described in Topic 810, Consolidations) in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after

June 15, 2012, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which amends Topic 210, “Balance Sheet”. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements, and differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. As a result, users of financial statements requested that the differences should be addressed expeditiously. In response to those requests, the FASB and the IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for the Company’s financial statements for annual periods beginning on or after January 1, 2013, and must be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 is effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 — Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2011, was $0.

NOTE 3 — Interest Bearing Deposits in Other Banks

All interest bearing deposits in other banks have a maturity of one year or less. Year end balances are as follows:

December 31,	2011	2010
	(In Thousands)
Interest bearing deposits at Federal Reserve Bank (FRB)	$48,627	$49,830
Interest bearing deposits at Federal Home Loan Bank (FHLB)	99	150
Domestic certificates of deposit at other institutions	12,000	—
Other interest bearing deposits at other institutions	160	100

Total	$60,886	$50,080

NOTE 4 — Investment Securities

The carrying values and approximate fair values of investment securities are presented below:

December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$160,529	$625	$50	$161,104
Municipal securities	16,260	675	—	16,935
U.S. Agency mortgage-backed securities	52	2	—	54
Corporate bonds	43,767	343	1,119	42,991
Preferred stock	996	3	—	999

Total securities available for sale	$221,604	$1,648	$1,169	$222,083

Securities held to maturity
Municipal securities	$3,819	$259	$—	$4,077

Total securities held to maturity	$3,819	$259	$—	$4,077

2010:
Securities available for sale
U.S. Treasury and government sponsored entities	$164,604	$430	$349	$164,685
Municipal securities	9,503	123	2	9,624
U.S. Agency mortgage-backed securities	71	2	—	73
Corporate bonds	38,732	954	58	39,628

Total securities available for sale	$212,910	$1,509	$409	$214,010

Securities held to maturity
Municipal securities	$6,125	$161	$—	$6,286

Total securities held to maturity	$6,125	$161	$—	$6,286

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
December 31,	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In Thousands)
2011:
Securities Available for Sale
U.S. Treasury & government sponsored entities	$35,873	$50	$—	$—	$35,873	$50
Municipal Securities	—	—	—	—	—	—
Corporate Bonds	34,476	1,119	—	—	34,476	1,119

Total	$70,349	$1,169	$—	$—	$70,349	$1,169

2010:
Securities Available for Sale
U.S. Treasury & government sponsored entities	$87,758	$349	$—	$—	$87,758	$349
Municipal Securities	897	2	—	—	$897	$2
Corporate Bonds	7,272	58	—	—	7,272	58

Total	$95,927	$409	$—	$—	$95,927	$409

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities were caused by interest rate increases. At December 31, 2011 and 2010, there were twelve and thirteen available-for-sale securities in an unrealized loss position of $1,169,000 and $409,000, respectively. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at December 31, 2011, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$59,867	$60,095	0.91%
1-5 years	100,662	101,009	0.76%

Total	$160,529	$161,104	0.81%

U.S. Agency mortgage-backed securities 5-10 years	$52	$54	4.45%

Total	$52	$54	4.45%

Corporate bonds
Within 1 year	$1,151	$1,211	6.39%
1-5 years	42,616	41,780	2.16%

Total	$43,767	$42,991	2.27%

Preferred stock
Over 10 years	$996	$999	5.00%

Total	$996	$999	5.00%

Municipal securities
Within 1 year	$1,781	$1,795	2.39%
1-5 years	7,242	7,414	2.40%
5-10 years	7,912	8,421	4.51%
Over 10 years	3,144	3,382	4.79%

Total	$20,079	$21,012	3.61%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

December 31,	Proceeds	Gross Gains	Gross Losses
	(In Thousands)
2011:
Available for sale securities	$21,382	$419	$—
Held to maturity securities	$—	$—	$—
2010:
Available for sale securities	$28,667	$649	$—
Held to maturity securities	$—	$—	$—
2009:
Available for sale securities	$7,551	$220	$—
Held to maturity securities	$—	$—	$—

A summary of interest income on available for sale investment securities is as follows:

December 31,	2011	2010	2009
	(In Thousands)
US Treasury and government sponsored entities	$1,637	$2,579	$2,507
U.S. Agency mortgage-backed securities	3	4	6
Other	951	1,446	1,369

Total taxable interest income	$2,591	$4,029	$3,882

Municipal securities	$506	$287	$252

Total tax-exempt interest income	506	287	252

Total	$3,097	$4,316	$4,134

NOTE 5 — Loans

The composition of the total loan portfolio, excluding loans held for resale, is presented below:

December 31,	2011	2010
	(In Thousands)
Commercial	$252,689	$256,971
Real estate construction	40,182	62,620
Real estate term	315,860	312,128
Home equity lines and other consumer	39,834	43,264

Sub-total	648,565	674,983
Less: Unearned origination fees, net of origination costs	(3,003)	(3,171)

Total loans	645,562	671,812
Allowance for loan losses	(16,503)	(14,406)

Net Loans	$629,059	$657,406

The Company’s primary market areas are Anchorage, the Matanuska-Susitna Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2011, approximately 68% and 32% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Maturities of fixed and floating rate accrual loans, excluding loans held for resale, as of December 31, 2011 are as follows:

		Maturity
	Within 1 Year	1-5 Years	Over 5 Years	Total
	(In Thousands)
Commercial	$115,986	$74,064	$59,279	$249,329
Real estate construction	35,732	1,125	970	37,827
Real estate term	23,040	44,858	246,485	314,383
Home equity lines and other consumer	1,084	6,430	32,151	39,665

Total	$175,842	$126,477	$338,885	$641,204

Fixed interest rate	$86,953	$60,333	$57,896	$205,182
Floating interest rate	88,889	66,144	280,989	436,022

Total	$175,842	$126,477	$338,885	$641,204

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. The Company utilizes a risk grading matrix to assign a risk classification to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk classifications are as follows:

•

Risk Code 1 — Excellent: Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity. Cash flow has been consistent and is well in excess of debt servicing requirements. Loans in this grade may be secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. Government, and other approved government and financial institutions. Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established by Standard & Poor's.

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

The loan portfolio segmented by risk class at December 31, 2011 and 2010, respectively, are shown below:

December 31,	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
2011:
Risk Code 1 — Excellent	$540	$—	$—	$575	$1,115
Risk Code 2 — Good	65,315	—	55,617	849	121,781
Risk Code 3 — Satisfactory	164,767	29,063	247,330	35,914	477,074
Risk Code 4 — Watch	8,033	3,579	1,102	1,497	14,211
Risk Code 5 — Special Mention	9,671	—	3,339	364	13,374
Risk Code 6 — Substandard	3,694	7,540	8,026	635	19,895
Risk Code 7 — Doubtful	669	—	446	—	1,115

Subtotal	$252,689	$40,182	$315,860	$39,834	$648,565
Less: Unearned origination fees, net of origination costs					(3,003)

					$645,562

2010:
Risk Code 1 — Excellent	$500	$—	$—	$852	$1,352
Risk Code 2 — Good	89,015	356	67,790	986	158,147
Risk Code 3 — Satisfactory	134,815	51,537	227,990	38,162	452,504
Risk Code 4 — Watch	5,147	174	2,107	2,137	9,565
Risk Code 5 — Special Mention	18,748	250	4,241	654	23,893
Risk Code 6 — Substandard	7,964	10,303	10,000	465	28,732
Risk Code 7 — Doubtful	782	—	—	8	790

Subtotal	$256,971	$62,620	$312,128	$43,264	$674,983
Less: Unearned origination fees, net of origination costs					(3,171)

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

Nonaccrual loans totaled $7.4 million and $11.4 million at December 31, 2011, and 2010, respectively. Interest income which would have been earned on nonaccrual loans for 2011, 2010, and 2009 amounted to $464,000, $1.2 million, and $1.4 million, respectively. Nonaccrual loans, by major loan type, are presented below:

December 31,	2011	2010
	(In Thousands)
Commercial	$3,360	$5,207
Real estate construction	2,355	2,289
Real estate term	1,477	3,527
Home equity lines and other consumer	169	391

Total	$7,361	$11,414

There were no past due loans greater than 90 days and still accruing at December 31, 2011 and 2010, respectively. Past due loans at December 31, 2011 and 2010, respectively, are presented below:

December 31,	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Nonaccrual	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Thousands)
2011:
Risk Code 1 — Excellent	$—	$—	$—	$—	$—	$1,115	$1,115	$—
Risk Code 2 — Good	—	—	—	—	—	121,781	121,781	—
Risk Code 3 — Satisfactory	—	—	—	—	—	477,074	477,074	—
Risk Code 4 — Watch	387	170	—	—	557	13,654	14,211	—
Risk Code 5 — Special Mention	86	—	—	170	256	13,118	13,374	—
Risk Code 6 — Substandard	—	21	—	6,076	6,097	13,798	19,895	—
Risk Code 7 — Doubtful	2	—	—	1,115	1,117	(2)	1,115	—

Subtotal	$475	$191	$—	$7,361	$8,027	$640,538	$648,565	$—
Less: Unearned origination fees, net of origination costs							(3,003)

							$645,562	$—

2010:
Risk Code 1 — Excellent	$—	$—	$—	$—	$—	$1,352	$1,352	$—
Risk Code 2 — Good	—	—	—	—	—	158,147	158,147	—
Risk Code 3 — Satisfactory	351	—	—	—	351	452,153	452,504	—
Risk Code 4 — Watch	103	500	—	—	603	8,962	9,565	—
Risk Code 5 — Special Mention	310	—	—	—	310	23,583	23,893	—
Risk Code 6 — Substandard	648	387	—	10,624	11,659	17,073	28,732	—
Risk Code 7 — Doubtful	—	—	—	790	790	—	790

Subtotal	$1,412	$887	$—	$11,414	$13,713	$661,270	$674,983	$—
Less: Unearned purchase discount
Less: Unearned origination fees, net of origination costs							(3,171)

							$671,812	$—

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

At December 31, 2011 and 2010, the recorded investment in loans that are evaluated for impairment and are considered to be impaired was $9.5 million and $18.3 million, respectively, (of which $7.1 million and $10.5 million, respectively, were on a nonaccrual basis). The following table presents information about impaired loans as of the dates indicated:

December 31,	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
2011:
With no related allowance recorded
Commercial — Risk Code 5 Special Mention	$327	$327	$—	$430	$23
Commercial — Risk Code 6 Substandard	2,166	2,810	—	2,380	5
Real estate construction — Risk Code 6 Substandard	1,349	1,527	—	1,463	—
Real estate term — Risk Code 5 Special Mention	170	248	—	193	—
Real estate term — Risk Code 6 Substandard	2,455	2,545	—	2,371	102
Consumer — Risk Code 5 Special Mention	97	97	—	49	5
Consumer — Risk Code 6 Substandard	52	52	—	53	—

	$6,616	$7,606	$—	$6,939	$135
With an allowance recorded
Commercial — Risk Code 6 Substandard	$511	$511	$44	$687	$—
Commercial — Risk Code 7 Doubtful	669	669	576	707	—
Real estate construction — Risk Code 6 Substandard	1,006	1,006	494	1,024	—
Real estate term — Risk Code 6 Substandard	204	204	5	215	—
Real estate term — Risk Code 7 Doubtful	446	446	62	447	—

	$2,836	$2,836	$1,181	$3,080	$—
Total

Commercial — Risk Code 5 Special Mention	$327	$327	$—	$430	$23
Commercial — Risk Code 6 Substandard	2,677	3,321	44	3,067	5
Commercial — Risk Code 7 Doubtful	669	669	576	707	—
Real estate construction — Risk Code 6 Substandard	2,355	2,533	494	2,487	—
Real estate term — Risk Code 5 Special Mention	170	248	—	193	—
Real estate term — Risk Code 6 Substandard	2,659	2,749	5	2,586	102
Real estate term — Risk Code 7 Doubtful	446	446	62	447	—
Consumer — Risk Code 5 Special Mention	97	97	—	49	5
Consumer — Risk Code 6 Substandard	52	52	—	53	—

	$9,452	$10,442	$1,181	$10,019	$135

2010:
With no related allowance recorded
Commercial — Risk Code 6 Substandard	$4,376	$6,497	$—	$5,204	$296
Commercial — Risk Code 7 Doubtful	239	239	—	369	—
Real estate construction — Risk Code 6 Substandard	5,719	5,798	—	6,344	12
Real estate term — Risk Code 6 Substandard	4,725	5,878	—	4,776	190
Consumer — Risk Code 6 Substandard	231	231	—	237	9

	$15,290	$18,643	$—	$16,930	$507
With an allowance recorded
Commercial — Risk Code 6 Substandard	$988	$988	$274	$975	$48
Real estate construction — Risk Code 6 Substandard	1,724	1,768	74	1,748	—
Real estate term — Risk Code 6 Substandard	256	256	36	263	9

	$2,968	$3,012	$384	$2,986	$57
Total

Commercial — Risk Code 6 Substandard	$5,364	$7,485	$274	$6,179	$344
Commercial — Risk Code 7 Doubtful	239	239	—	369	—
Real estate construction — Risk Code 6 Substandard	7,443	7,566	74	8,092	12
Real estate term — Risk Code 6 Substandard	4,981	6,134	36	5,039	199
Consumer — Risk Code 6 Substandard	231	231	—	237	9

	$18,258	$21,655	$384	$19,916	$564

The unpaid principle balances included in the table above represent the recorded investment at December 31, 2011 and 2010, respectively, plus amounts charged off for book purposes.

Loans classified as troubled debt restructurings totaled $4.5 million at December 31, 2011. There were no loans classified as troubled debt restructurings at December 31, 2010. A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification: A modification in which the dollar amount of the payment is changed, or in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans that occurred during, 2011:

	Accrual Status	Nonaccrual Status	Total Modifications
	(In Thousands)
Troubled Debt Restructurings
Commercial risk code 5 — special mention	$327	$—	$327
Commercial risk code 6 — substandard	58	894	952
Commercial risk code 7 — doubtful	—	668	668
Real estate term risk code 6 — substandard	1,823	632	2,455
Home equity lines and other consumer risk code 5 — special mention	97	—	97

Total	$2,305	$2,194	$4,499

The following table presents newly restructured loans that occurred during 2011 by concession (terms modified):

	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
	(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial risk code 5 — special mention	1	$—	$510	$—	$—	$510
Commercial risk code 6 — substandard	5	—	141	—	870	1,011
Commercial risk code 7 — doubtful	3	—	—	259	465	724
Real estate term risk code 6 — substandard	5	—	—	—	2,331	2,331
Home equity lines and other consumer risk code 5 — special mention	1	—	—	—	101	101

Total	15	$—	$651	$259	$3,767	$4,677

Post-Modification Outstanding Recorded Investment:
Commercial risk code 5 — special mention	1	$—	$327	$—	$—	$327
Commercial risk code 6 — substandard	5	—	140	—	812	952
Commercial risk code 7 — doubtful	3	—	—	222	446	668
Real estate term risk code 6 — substandard	5	—	—	—	2,455	2,455
Home equity lines and other consumer risk code 5 — special mention	1	—	—	—	97	97

Total	15	$—	$467	$222	$3,810	$4,499

As of December 31, 2011, there were no troubled debt restructurings that have defaulted since the time of their modification. All troubled debt restructurings are performing according to their modified terms. The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings. All troubled debt restructurings are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance for Loan Losses. There was one $90,000 charge off in 2011 on one real estate term loan that is now classified as a troubled debt restructuring. Four commercial troubled debt restructurings with a total recorded investment of $854,000 had a specific impairment amount totaling $595,000, respectively, at December 31, 2011.

At December 31, 2011 and 2010, there were no loans pledged as collateral to secure public deposits.

At December 31, 2011 and 2010, the Company serviced $83.7 million and $79.1 million of loans, respectively, which had been sold to various investors without recourse. At December 31, 2011 and 2010, the Company held $662,000 and $611,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Loans held for sale: The Company has purchased residential loans from its mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”), from time to time since 1998. The Company then sells these loans in the secondary market. During 2009, the Company renewed its agreement with RML in anticipation of higher than normal refinance activity in the Anchorage market. All loans purchased and sold in 2011 and 2010 were newly originated loans that did not affect nonperforming loans. The Company purchased $82.9 million and sold $60.7 million in residential loans during 2011 and recognized $11,000 in gains related to these transactions in 2011. The Company purchased $70.4 million and sold $64.9 million in residential loans during 2010 and recognized $23,000 in gains related to these transactions in 2010. There were $27.8 million and $5.6 million in loans held for sale as of December 31, 2011 and 2010, respectively.

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties. An analysis of the loan transactions follows:

December 31,	2011	2010
	(In Thousands)
Balance, beginning of the year	$692	$974
Loans made	275	490
Repayments	565	772

Balance, end of year	$402	$692

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2011 and 2010, were $198,000 and $194,000, respectively.

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

The level of the Allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the Allowance is dependent upon a variety of factors beyond the Company’s control including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classification.

The Company’s Allowance consists of three elements: (1) specific valuation allowances based on probable losses on specific loans, (2) general valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted as necessary to reflect the impact of current conditions, and (3) unallocated general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The general valuation allowance is a general allocated allowance for all other loans that were not impaired as of the balance sheet date. The Company uses a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors to establish this portion of the Allowance. The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans. Then the Company further disaggregates each segment into the following classes, which are also known as risk classifications: excellent, good, satisfactory, watch, special mention, substandard, doubtful and loss. After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average four year loss history for each segment and class. This general reserve is then adjusted for qualitative factors, by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

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

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following is a detail of the activity in the Allowance for 2011 and 2010, respectively:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
			(In Thousands)
2011:
Balance, beginning of year	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(1,225)	(133)	(90)	(71)	—	(1,519)
Recoveries	1,426	91	54	46	—	1,617
Provision	208	150	1,295	76	270	1,999

Balance, end of year	$6,783	$1,143	$5,529	$792	$2,256	$16,503
Balance, end of year: Individually evaluated for impairment	$620	$—	$561	$—	$—	$1,181

Balance, end of year: Collectively evaluated for impairment	$6,163	$1,143	$4,968	$792	$2,256	$15,322

2010:
Balance, beginning of year	$3,962	$1,365	$565	$50	$7,166	$13,108
Charge-Offs	(3,919)	(1,519)	(342)	(322)	—	(6,102)
Recoveries	1,490	4	232	91	—	1,817
Provision	4,841	1,185	3,815	922	(5,180)	5,583

Balance, end of year	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Balance, end of year: Individually evaluated for impairment	$274	$74	$36	$—	$—	$384

Balance, end of year: Collectively evaluated for impairment	$6,100	$961	$4,234	$741	$1,986	$14,022

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at December 31, 2011 and 2010, respectively:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
			(In Thousands)
2011:
Balance, end of year	$252,689	$40,182	$315,860	$39,834	$648,565

Balance, end of year: Individually evaluated for impairment	$3,673	$2,355	$3,275	$149	$9,452

Balance, end of year: Collectively evaluated for impairment	$249,016	$37,827	$312,585	$39,685	$639,113

2010:
Balance, end of year	$256,971	$62,620	$312,128	$43,264	$674,983

Balance, end of year: Individually evaluated for impairment	$5,603	$7,443	$4,981	$231	$18,258

Balance, end of year: Collectively evaluated for impairment	$251,368	$55,177	$307,147	$43,033	$656,725

The following represents the balance of the Allowance as December, 31, 2011 and 2010, respectively, segregated by segment and class:

December 31,	Total	Commercial	Real estate Construction	Real estate term	Home equity lines and other consumer	Unallocated
			(In Thousands)
2011:
Individually evaluated for impairment:
Risk Code 6 — Substandard	$605	$44	$—	$561	$—	$—
Risk Code 7 — Doubtful	576	576	—	—	—	—
Collectively evaluated for impairment:
Risk Code 3 — Satisfactory	10,120	4,707	526	4,328	559	—
Risk Code 4 — Watch	1,044	552	200	149	143	—
Risk Code 5 — Special Mention	971	860	—	91	20	—
Risk Code 6 — Substandard	926	44	417	395	70	—
Risk Code 7 — Doubtful	5	—	—	5	—	—
Unallocated	2,256	—	—	—	—	2,256

	$16,503	$6,783	$1,143	$5,529	$792	$2,256

2010:
Individually evaluated for impairment:
Risk Code 6 — Substandard	$384	$274	$74	$36	$—	$—
Collectively evaluated for impairment:
Risk Code 3 — Satisfactory	7,999	3,514	813	3,215	457	—
Risk Code 4 — Watch	853	316	8	315	214	—
Risk Code 5 — Special Mention	2,365	2,209	6	103	47	—
Risk Code 6 — Substandard	815	57	134	601	23	—
Risk Code 7 — Doubtful	4	4	—	—	—	—
Unallocated	1,986	—	—	—	—	1,986

	$14,406	$6,374	$1,035	$4,270	$741	$1,986

At December 31, 2011, the Allowance was $16.5 million as compared to $14.4 million at December 31, 2010. The increase in the allowance for the loan losses at December 31, 2011 as compared to December 31, 2010 was the result of a $2 million provision and $98,000 in net charge-offs. The Company’s ratio of nonperforming loans compared to portfolio loans at December 31, 2011 was 1.14% as compared to 1.70% as of December 31, 2010. The Company’s ratio of the Allowance compared to portfolio loans at December 31, 2011 was 2.56% as compared to 2.14% at December 31, 2010.

At December 31, 2011 and 2010, the unallocated allowance as a percentage of the total Allowance was 14%. The unallocated allowance as a percentage of the total Allowance was 55% at December 31, 2009. The decrease in the unallocated allowance as a percentage of the total Allowance at December 31, 2010 is due primarily to an enhancement to the Company’s methodology. The Company refined its method of estimating the Allowance in the third quarter of 2010. The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class. The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.

NOTE 7 — Premises and Equipment

The following summarizes the components of premises and equipment:

December 31,	Useful Life	2011	2010
		(In Thousands)
Land		$3,201	$3,201
Furniture and equipment	3-7 years	8,929	9,639
Tenant improvements	2-15 years	6,708	6,800
Buildings	39 years	25,067	24,756

Total Premises and Equipment		43,905	44,396
Accumulated depreciation and amortization		(15,912)	(15,348)

Total Premises and Equipment, Net		$27,993	$29,048

Depreciation expense and amortization of leasehold improvements was $1.7 million, $1.6 million, and $1.6 million in 2011, 2010, and 2009, respectively.

NOTE 8 — Other Real Estate Owned

At December 31, 2011 and 2010 the Company held $5.2 million and $10.4 million, respectively, as OREO. The Company recognized net revenue of $710,000 and $1.1 million and net operating expenses of $1.1 million related to OREO properties in 2011, 2010, and 2009, respectively. The following table details net operating expense related to OREO for the periods indicated:

Years ended December 31,	2011	$ Change	% Change	2010	$ Change	% Change	2009
				(In Thousands)
Net OREO expense, net rental income and gains on sale:
OREO operating expense	$335	($547)	-62%	$882	$109	14%	$773
Impairment on OREO	92	(154)	-63%	246	(579)	-70%	825
Rental income on OREO	(248)	362	-59%	(610)	(584)	2246%	(26)
Gains on sale of OREO	(889)	774	-47%	(1,663)	(1,210)	267%	(453)

Total	($710)	$435	-38%	($1,145)	($2,264)	-202%	$1,119

NOTE 9 — Goodwill, Intangibles and Other Assets

A summary of intangible assets and other assets is as follows:

December 31,	2011	2010
	(In Thousands)
Intangible assets:
Goodwill	$7,525	$7,525
Core deposit intangible	465	626
NBG customer relationships	431	546

Total	$8,421	$8,697

Other assets:
Deferred taxes, net	$10,872	$9,658
Prepaid expenses	5,033	5,573
Investment in RML Holding Company	5,338	5,146
Investment in Low Income Housing Partnerships	4,396	5,297
Bank owned life insurance	3,006	2,826
Investment in PWA	1,722	1,734
Taxes receivable	1,436	2,517
Note receivable from ECCM	445	544
Investment in ECCM	41	66
Investment in ECIA	7	—
Other assets	1,942	2,001

Total	$34,238	$35,362

Prepaid expenses were $5.0 million and $5.6 million at December 31, 2011 and 2010, respectively. Prepaid expenses included $4.3 million and $4.9 million in prepaid FDIC assessments at December 31, 2011 and 2010, respectively. In accordance with new FDIC regulations, the Company prepaid its FDIC insurance premiums for the fourth quarter ending December 31, 2009 and the fiscal years ending Decembers 31, 2010, 2011, and 2012.

As part of the stock acquisition of Alaska First in October 2007, the Company recorded $1.8 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock. The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.

The company performed goodwill impairment testing at December 31, 2011 and 2010 in accordance with the policy described in Note 1. There was no indication of impairment in the first step of the impairment test at December 31, 2010, and accordingly the Company did not perform the second step. At December 31, 2011, the Company performed its annual impairment test by applying the qualitative assessment described in ASU 2011-08 and concluded that it is more likely than not that the fair value of the Company exceeds the carry value and that no potential impairment existed at that time. Accordingly, the Company did not perform step one of the impairment test. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; trends and peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included general local, national, and international economic conditions and how they may negatively affect our business as well as the current volatility and uncertainty related to marker capitalization of financial institutions in general.

The Company recorded amortization expense of its intangible assets of $275,000, $299,000, and $323,000 in 2011, 2010, and 2009, respectively. Accumulated amortization for intangible assets was $5.7 million and $5.4 million at December 31, 2011 and 2010, respectively.

The future amortization expense required on these assets is as follows:

Year Ending December 31:
(In Thousands)
2012	$252
2013	228
2014	204
2015	152
2016	42
Thereafter	18

Total	$896

Affiliates

The Company applies the equity method of accounting for the following affiliates:

—

The Company owns a 41% equity interest in ECCM, an investment advisory services company. ECCM began active operations in the fourth quarter of 2002 and has had start-up losses since that time as it continues to build its assets under management. In addition to its ownership interest, the Company provides ECCM with a line of credit that has a committed amount of $750,000 and an outstanding balance of $445,000 as of December 31, 2011.

—	The Company owns a 23% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington.

—	In the fourth quarter of 2011, the Company purchased a 41% ECIA, an insurance agency that offers annuity and other insurance products.

—

The Company owns a 24% interest in the profits of RML, a residential mortgage holding company. In addition to its ownership interest, the Company provides RML with two lines of credit that have committed amounts of $18 million and outstanding balances of $17.6 million as of December 31, 2011. Additionally, the Company purchased $82.9 million and $70.4 million in loans from RML in 2011 and 2010.

Below is summary balance sheet and income statement information for RML.

December 31,	2011	2010
	(Unaudited)
	(In Thousands)
Assets
Cash	$9,925	$10,226
Loans held for sale	77,896	85,668
Other assets	14,935	12,490

Total Assets	$102,756	$108,384

Liabilities
Lines of credit	$74,595	$81,911
Other liabilities	6,834	6,526

Total Liabilities	81,429	88,437

Shareholders’ Equity	21,327	19,947

Total Liabilities and Shareholders’ Equity	$102,756	$108,384

Income/expense
Gross income	$23,569	$24,701
Total expense	17,751	18,605
Joint venture allocations	(144)	(230)

Net Income	$5,674	$5,866

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that PWA, RML, and ECIA are not variable interest entities (“VIEs”). The Company has determined that ECCM is a VIE. However, the Company does not have a controlling interest in ECCM. The Company determined that ECCM is a VIE based on the fact that the Company provides ECCM with a line of credit for which the majority owner of ECCM provides additional subordinated financial support in the form of a 50% guarantee. This line of credit has a committed amount of $750,000 and an outstanding balance of $445,000 as of December 31, 2011. Furthermore, ECCM does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses to date and its resulting lack of equity. As such, it appears that ECCM cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP. However, the Company has determined that it does not have a controlling interest in ECCM based on the following facts and circumstances:

a. Neither the Company nor any members of the Company’s management have control over the budgeting or operational processes of ECCM.

b. While the President, CEO and Chairman of the Company is a member of ECCM’s board, he does not exert influence on decisions beyond Northrim Investment Services Company’s ownership percentage in ECCM.

c. The Company has no veto rights with respect to decisions affecting the operations of ECCM.

The Company has the obligation to absorb losses of ECCM up to its ownership percentage of 41%. There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses. Additionally, the Company provides ECCM with a $750,000 line of credit. This line includes a 50% personal guarantee by the majority owner of ECCM. Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to ECCM and which, as a result of its exposure to 50% of any losses incurred on the line of credit that the Company has extended to ECCM, may be greater than the Company’s 41% ownership therein.

However, the applicable accounting guidance requires that the Company have both the power to control the activities of ECCM that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits from Elliott Cove that could potentially be significant to ECCM. The Company has determined that the facts and circumstances of its relationship with ECCM including its overall involvement in the operations, decision-making capabilities, and proportionate share in earnings and losses do not satisfy the criteria for a controlling interest because it does not have the power to direct the activities of ECCM according to GAAP.

While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years. Additionally, RML has a history of profitability and has sufficient capital to support its operations. RML had $21.3 million in equity, $102.8 million in assets and net income of $5.7 million as of and for the year ended December 31, 2011. As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML. Therefore, the Company has concluded that RML is not a VIE.

Low Income Housing Partnerships

In December of 2006, September of 2006, and January of 2003, the Company made commitments to invest $3 million each in USA 57, Centerline XXXIII, and Centerline XXII, respectively. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a fifteen, eighteen, and eighteen-year period, respectively. The Company recognized amortization expense of $902,000, $861,000, and $782,000 in 2011, 2010, and 2009, respectively. The Company expects to fund its remaining $52,000 in commitments on these investments in 2012.

NOTE 10 — Deposits

At December 31, 2011, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

Year Ending December 31:
(In Thousands)
2012	$75,064
2013	24,207
2014	8,979
2015	269
2016	137

Total	$108,656

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States. The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance. The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit. The Company had $250,000 in CDARS certificates of deposits at December 31, 2011. The Company did not have any CDARS certificates of deposits at December 31, 2010.

At December 31, 2011 and 2010, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank. At December 31, 2011 and 2010, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.

At December 31, 2011 and 2010, the Company held $5.1 million and $4.9 million, respectively, in deposits for related parties.

NOTE 11 — Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 11% of eligible assets, or $117.3 million at December 31, 2011. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company had no outstanding balances on this line at December 31, 2011 and December 31, 2010.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million. At December 31, 2011, the outstanding balance on this loan is $4.6 million. This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2011.

The Company entered into a note agreement with the Federal Reserve Bank on December 27, 1996 on the payment of tax deposits. Under this agreement, the Company takes in tax payments from customers and reports these payments to the Federal Reserve Bank. The Federal Reserve has the option to call the tax deposits at any time. The balance at December 31, 2011, and 2010, was zero and $620,000, respectively, which was secured by investment securities.

The Federal Reserve Bank is holding $91.4 million of loans as collateral to secure available borrowing lines through the discount window of $63.7 million at December 31, 2011. There were no discount window advances outstanding at December 31, 2011 and 2010. The Company paid less than $1,000 in 2011 and 2010 in interest on this agreement.

Securities sold under agreements to repurchase were $16.3 million and $12.9 million, respectively, for December 31, 2011 and 2010. The Company was paying 0.49% on these agreements at December 31, 2011 and 2010. The average balance outstanding of securities sold under agreement to repurchase during 2011 and 2010 was $13.8 million and $10.2 million, respectively, and the maximum outstanding at any month-end was $17.2 million and $14.2 million, respectively, during the same time periods. The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company had no other borrowings at December 31, 2011 and 2010.

The future principal payments that are required on the Company’s borrowings as of December 31, 2011, are as follows:

Year Ending December 31:
(In Thousands)
2012	$16,495
2013	157
2014	4,322
2015	—

Total	$20,974

NOTE 12 — Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated

Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company. The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 3.61% at December 31, 2011. The interest cost to the Company on these debentures was $281,000 in 2011 and $283,000 in 2010. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security. The interest rate on these debentures was 1.92% at December 31, 2011. The interest cost to the Company on these debentures was $171,000 in 2011 and $173,000 in 2010. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2. The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 13 — Interest Expense

Interest expense on deposits, borrowings, and junior subordinated debt is presented below:

December 31,	2011	2010	2009
	(In Thousands)
Interest-bearing demand accounts	$111	$176	$170
Money market accounts	591	673	740
Savings accounts	622	1,120	1,240
Certificates of deposit greater than $100,000	620	1,533	1,968
Certificates of deposit less than $100,000	782	1,171	1,683
Borrowings and junior subordinated debt	818	812	1,268

Total	$3,544	$5,485	$7,069

NOTE 14 — Income Taxes

At December 31, 2011 and 2010, the Company had $1.4 million and $2.5 million in total taxes receivable. The Company realized $879,000 and $841,000 in tax credits related to its investments in low income housing tax credit partnerships for 2011 and 2010, respectively. Additionally, in 2011, the Company purchased and utilized $500,000 in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

December 31,	Current Tax Expense (Benefit)	Deferred (Benefit)	Total Expense
	(In Thousands)
2011:
Federal	$4,941	($816)	$4,125
State	891	(143)	748

Total	$5,832	($959)	$4,873

2010:
Federal	($1,655)	$4,918	$3,263
State	(204)	859	655

Total	($1,859)	$5,777	$3,918

2009:
Federal	$3,703	($1,274)	$2,429
State	760	(222)	538

Total	$4,463	($1,496)	$2,967

The actual expense for 2011, 2010, and 2009, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2011, 2010, and 2009) as follows:

December 31,	2011	2010	2009
	(In Thousands)
Computed “expected” income tax expense	$5,695	$4,545	$3,743
State income taxes, net	486	426	350
Low income housing credits	(879)	(841)	(769)
Other	(429)	(212)	(357)

Total	$4,873	$3,918	$2,967

The components of the net deferred tax asset are as follows:

December 31,	2011	2010	2009
	(In Thousands)
Deferred Tax Asset:
Allowance for loan losses	$6,750	$5,912	$10,676
Loan fees, net of costs	1,247	1,304	1,150
Depreciation and amortization	636	698	884
Other real estate owned	1,159	932	1,279
Deferred Compensation	2,059	1,888	1,732
Other	1,597	1,855	2,426

Total Deferred Tax Asset	$13,448	$12,589	$18,147
Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	($197)	($452)	($936)
Intangible amortization	(1,675)	(1,789)	(1,630)
Other	(704)	(690)	(630)

Total Deferred Tax Liability	($2,576)	($2,931)	($3,196)

Net Deferred Tax Asset	$10,872	$9,658	$14,951

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

As of December 31, 2011, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2011, 2010, and 2009. The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2010, 2009 and 2008.

NOTE 15 — Comprehensive Income

At December 31, 2011, 2010, and 2009, the related tax effects allocated to each component of other comprehensive income are as follows:

December 31,	Before Tax Amount	Tax (Expense) Benefit	Net Amount
	(In Thousands)
2011:
Unrealized net holding gains on investment securities arising during 2011	($1,039)	$427	($612)
Plus: Reclassification adjustment for net realized gain (loss) included in net income	419	(172)	247

Net unrealized gains	($620)	$255	($365)

2010:
Unrealized net holding gains on investment securities arising during 2010	($528)	$217	($311)
Plus: Reclassification adjustment for net realized gain (loss) included in net income	(649)	267	(382)

Net unrealized gains	($1,177)	$484	($693)

2009:
Unrealized net holding gains on investment securities arising during 2009	$967	($397)	$570
Plus: Reclassification adjustment for net realized gain (loss) included in net income	(220)	90	(130)

Net unrealized gains	$747	($307)	$440

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement. The Company expensed $721,000, $732,000, and $735,000, in 2011, 2010, and 2009, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan for executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $335,000, $328,000, and $328,000, in 2011, 2010, and 2009, respectively. These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2011 and 2010, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.9 million and $2.6 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Company’s net liability under this plan is dependent upon market gains and losses on assets held in the plan. In 2011, 2010 and 2009, the Company recognized increases in its liability of $132,000, $59,000 and $156,000, respectively. These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income. At December 31, 2011 and 2010, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.6 million and $1.5 million, respectively.

In November of 2011, the Company implemented a Profit Sharing Plan. Executive officers, in addition to all employees of the Company and Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board. If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in an aggregate payout of $786,000 for 2011. Information concerning the calculation employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 17 — Common Stock

Quarterly cash dividends were paid aggregating to $3.3 million, $2.8 million, and $2.6 million, or $0.50 per share, $0.44 per share, and $0.40 per share, in 2011, 2010, and 2009, respectively. On February 16, 2012, the Board of Directors declared a $0.13 per share cash dividend payable on March 16, 2012, to shareholders of record on March 8, 2012. Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. The Company purchased 688,442 shares of its stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, the Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares. No repurchases occurred during 2010 and 2011.

NOTE 18 — Stock-Based Compensation

The Company adopted the 2010 Stock Option Plan (“2010 Plan”) following shareholder’s approval at the 2010 Annual Meeting. Subsequent to the adoption of the 2010 Plan, no additional grants may be issued under the prior plans. The 2010 Plan provides for grants of up to 348,232 shares, which includes any shares subject to stock awards under the previous stock option plans.

Stock Options:    Under the 2010 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock. Options are granted for a 10-year period and vest on a pro rata basis over the initial three years from grant.

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 2011, 2010 and 2009:

Stock Options:	2011	2010	2009
Grant date fair value	$4.01	$4.42	$4.73
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	1.40%	2.16%	3.30%
Dividend yield rate	2.83%	2.65%	2.46%
Price volatility	28.56%	28.86%	29.77%

The following table summarizes stock options activity during 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Life, in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	267,067	$18.04
Granted	16,021	18.40
Forfeited	(3,258)	21.58
Exercised	(31,315)	11.41

Outstanding at December 31, 2011	248,515	$18.86	4.77	($335)

Options exercisable at December 31, 2011	220,364	$18.96	4.19	(320)
Unexercisable options at December 31, 2011	28,151	$17.99	9.30	($14)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2011. This amount changes based on the fair value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $332,000, $781,000 and $351,000, respectively.

Proceeds from the exercise of stock options and vesting of restricted stock in 2011, 2010, and 2009 were $496,000, $968,000, and $376,000 respectively. The Company withheld $515,000, $986,000, and $329,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2011, 2010, and 2009, respectively.

For the year ended December 31, 2011, 2010 and 2009, the Company recognized $82,000, $112,000 and $260,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. As of December 31, 2011 there was approximately $112,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.3 years.

Restricted Stock Units:    The Company grants restricted stock units to certain key employees periodically. Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

The following table summarizes restricted stock unit activity during 2011:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted average Remaining Contractual Life, in Years
Outstanding at January 1, 2011	84,636	$15.61
Granted	19,025	18.40
Vested	(29,990)	12.74
Forfeited	(1,400)	17.80

Outstanding at December 31, 2011	72,271	$17.49	2.14

The total fair value of restricted stock units vested for the years ended December 31, 2011, 2010 and 2009 was $567,000, $258,000, and $207,000, respectively.

For the year ended December 31, 2011, 2010 and 2009, the Company recognized $437,000, $354,000 and $388,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. As of December 31, 2011 these was approximately $768,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.1 years.

NOTE 19 — Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $953,000, $1.1 million, and $1.2 million in 2011, 2010, and 2009, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2011, are as follows:

Year Ending December 31:
(In Thousands)
2012	$716
2013	437
2014	428
2015	355
2016	298
Thereafter	4,083

Total	$6,317

Rental income under leases was $776,000, $810,000 and $850,000 in 2011, 2010, and 2009, respectively. Required minimum rentals on non-cancelable leases as of December 31, 2011, are as follows:

Year Ending December 31:
(In Thousands)
2012	$741
2013	138

Total	$879

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

December 31,	2011	2010
	(In Thousands )
Off-balance sheet commitments:
Commitments to extend credit	$173,834	$181,305
Standby letters of credit	$16,172	$19,085

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

The Company has established a reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets.

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The regulations set forth the definitions of capital, risk-weighted and average assets. As of December 15, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. Management believes, as of December 31, 2011, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2011, exceeding the FDIC’s “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2011 and 2010, which explains most of the difference in the capital ratios for the two entities.

Northrim BankCorp, Inc.	Actual		Adequately- Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$147,848	16.46%	$71,858	≥ 8.0%	$89,823	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$136,553	15.20%	$35,935	≥ 4.0%	$53,903	≥ 6.0%
Tier I Capital (to average assets)	$136,553	12.83%	$42,573	≥ 4.0%	$53,216	≥ 5.0%
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$138,796	15.33%	$72,431	≥ 8.0%	$90,539	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$127,444	14.08%	$36,206	≥ 4.0%	$54,309	≥ 6.0%
Tier I Capital (to average assets)	$127,444	12.15%	$41,957	≥ 4.0%	$52,446	≥ 5.0%
Northrim Bank	Actual		Adequately- Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$135,394	15.14%	$71,542	≥ 8.0%	$89,428	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$124,152	13.89%	$35,753	≥ 4.0%	$53,629	≥ 6.0%
Tier I Capital (to average assets)	$124,152	11.72%	$42,373	≥ 4.0%	$52,966	≥ 5.0%
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$129,599	14.36%	$72,200	≥ 8.0%	$90,250	≥ 10.0%
Tier I Capital (to risk-weighted assets)	$118,279	13.11%	$36,088	≥ 4.0%	$54,132	≥ 6.0%
Tier I Capital (to average assets)	$118,279	11.30%	$41,869	≥ 4.0%	$52,336	≥ 5.0%

NOTE 21 — Fair Value Measurements

The Company groups its assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Cash and Cash Equivalents: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

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

Deposits: The fair values of demand and savings deposits are equal to the carrying amount at the reporting date. The carrying amounts for variable-rate time deposits approximate their fair value. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly maturities of time deposits.

Accrued Interest Payable: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

Securities sold under repurchase agreements: Fair values for securities sold under repurchase agreements are based on their carrying amounts due to their short duration and repricing frequency.

Borrowings: Due to the short term nature of these instruments, the carrying amounts of short-term borrowings reported in the balance sheet approximate the fair value. Fair values for fixed-rate long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.

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

December 31,	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$91,530	$91,530	$66,033	$66,033
Investment securities	227,905	228,163	222,138	222,299
Loans and loans held for sale, net	656,881	649,907	662,964	659,650
Purchased receivables	30,209	30,209	16,531	16,531
Accrued interest receivable	2,898	2,898	3,401	3,401
Financial Liabilities:
Deposits	$911,248	$910,927	$892,136	$890,729
Accrued interest payable	52	52	300	300
Securities sold under repurchase agreements	16,348	16,348	12,874	12,874
Borrowings	4,626	4,066	5,386	4,759
Junior subordinated debentures	18,558	17,356	18,558	15,106
Unrecognized Financial Instruments:
Commitments to extend credit(a)	$173,834	$1,738	$181,305	$1,813
Standby letters of credit(a)	$16,172	$162	$19,085	$191

(a)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances of assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011:	(In Thousands)
Available for sale securities
U.S. Treasury	$10,033	—	$10,033	—
U.S. Government Sponsored Entities	168,006	—	168,006	—
U.S. Agency Mortgage-backed Securities	54	—	54	—
Corporate bonds	42,991	—	42,991	—
Preferred Stock	999	—	999	—

Total	$222,083	—	$222,083	—

2010:
Available for sale securities
U.S. Treasury	$20,970	—	$20,970	—
U.S. Government Sponsored Entities	153,339	—	153,339	—
U.S. Agency Mortgage-backed Securities	73	—	73
Corporate bonds	39,628	—	39,628	—
Preferred Stock	—	—	—	—

Total	$214,010	—	$214,010	—

As of and for the year ending December 31, 2011, no impairment or valuation adjustment was recognized for assets recorded at fair value on a nonrecurring basis, except for certain assets as shown in the following table:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
	(In Thousands)
2011:
Loans measured for impairment[1]	$2,836	—	$204	$2,632	$797
Other real estate owned[2]	1,432	—	—	1,432	92

Total	$4,268	—	$204	$4,064	$889

2010:
Loans measured for impairment[1]	$2,968	—	$2,234	$734	($1,284)
Other real estate owned[2]	640	—	—	640	246

Total	$3,608	—	$2,234	$1,374	($1,038)

(1)	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with GAAP.

(2)	Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects.

NOTE 22 — Quarterly Results of Operations (Unaudited)

2011 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
	(In Thousands Except Per Share Amounts)
Total interest income	$11,540	$11,230	$11,486	$11,652
Total interest expense	787	876	904	977

Net interest income	10,753	10,354	10,582	10,675
Provision for loan losses	350	550	550	549
Other operating income	3,880	3,362	3,070	2,778
Other operating expense	9,411	9,429	8,589	9,326

Income before provision for income taxes	4,872	3,737	4,513	3,578
Provision for income taxes	1,516	1,125	1,198	1,034

Net Income	3,356	2,612	3,315	2,544
Less: Net income attributable to the noncontrolling interest	101	106	133	89

Net income attributable to Northrim Bancorp	$3,255	$2,506	$3,182	$2,455

Earnings per share, basic	$0.50	$0.39	$0.49	$0.38

Earnings per share, diluted	$0.50	$0.38	$0.49	$0.37

2010 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
	(In Thousands Except Per Share Amounts)
Total interest income	$12,089	$12,266	$12,569	$12,774
Total interest expense	1,179	1,370	1,466	1,470

Net interest income	10,910	10,896	11,103	11,304
Provision for loan losses	2,416	417	1,375	1,375
Other operating income	3,362	3,200	3,222	2,593
Other operating expense	9,232	8,710	9,788	9,894

Income before provision for income taxes	2,624	4,969	3,162	2,628
Provision for income taxes	675	1,629	912	702

Net Income	1,949	3,340	2,250	1,926
Less: Net income attributable to the noncontrolling interest	101	162	110	26

Net income attributable to Northrim Bancorp	$1,848	$3,178	$2,140	$1,900

Earnings per share, basic	$0.29	$0.50	$0.34	$0.30

Earnings per share, diluted	$0.28	$0.49	$0.33	$0.29

NOTE 23 — Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business. In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 24 — Parent Company Financial Information

Condensed financial information for Northrim BanCorp, Inc. (unconsolidated parent company only) is as follows:

Balance Sheets for December 31,	2011	2010
	(In Thousands)
Assets
Cash and cash equivalents	$7,304	$5,752
Investment securities available for sale	999	—
Investment in Northrim Bank	130,837	125,762
Investment in NISC	1,669	1,691
Investment in NCT1	248	248
Investment in NST2	310	310
Due from NISC	513	593
Other assets	2,302	1,523

Total Assets	$144,182	$135,879

Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	241	249
Total Liabilities	18,799	18,807
Shareholders’ Equity
Common stock	6,467	6,427
Additional paid-in capital	53,164	52,658
Retained earnings	65,469	57,339
Accumulated other comprehensive income	283	648

Total Shareholders’ Equity	125,383	117,072

Total Liabilities and Shareholders’ Equity	$144,182	$135,879

Statements of Income for Years Ended:	2011	2010	2009
	(In Thousands)
Income
Interest income	$51	$57	$70
Net income from Northrim Bank	12,442	10,246	9,247
Net loss from NISC	17	(167)	(67)
Other income	92	270	—

Total Income	$12,602	$10,406	$9,250
Expense
Interest expense	466	470	585
Administrative and other expenses	1,737	1,579	2,137

Total Expense	2,203	2,049	2,722
Income Before Provision for Income Taxes	10,399	8,357	6,528

Provision for income taxes	(999)	(709)	(1,199)

Net Income	$11,398	$9,066	$7,727

Statements of Cash Flows for Years Ended:	2011	2010	2009
	(In Thousands)
Operating Activities:
Net income	$11,398	$9,066	$7,727
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(12,461)	(10,076)	(9,180)
Stock-based compensation	519	466	648
Changes in other assets and liabilities	(852)	(568)	(535)

Net Cash Used from Operating Activities	(1,396)	(1,112)	(1,340)
Investing Activities:
Investment in securities available for sale	(999)	—	—
Investment in Northrim Bank, NISC, NCT1 & NST2	7,040	4,307	3,891

Net Cash Used by Investing Activities	6,041	4,307	3,891
Financing Activities:
Dividends paid to shareholders	(3,264)	(2,848)	(2,564)
Proceeds from issuance of common stock and excess tax benefits	171	185	73

Net Cash Provided by Financing Activities	(3,093)	(2,663)	(2,491)

Net Increase by Cash and Cash Equivalents	1,552	532	60

Cash and Cash Equivalents at beginning of year	5,752	5,220	5,160

Cash and Cash Equivalents at end of year	$7,304	$5,752	$5,220

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. This report follows below.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents the names and occupations of our directors and executive officers.

Executive Officers/Age	Occupation
*R. Marc Langland, 70	Chairman, President, & Chief Executive Officer of the Company, Chairman of the Bank; Director, Alaska Air Group; Director, Usibelli Coal Mine, Inc.
*Christopher N. Knudson, 58	Executive Vice President and Chief Operating Officer of the Company and the Bank
Joseph M. Schierhorn, 54	Executive Vice President and Chief Financial Officer of the Company and the Bank
Joseph M. Beedle, 60	Executive Vice President of the Company and President, & Chief Executive Officer of the Bank
Steven L. Hartung, 65	Executive Vice President and Chief Credit Officer of the Company and the Bank

*Indicates	individual serving as both director and executive officer.

Directors/Age	Occupation
Larry S. Cash, 60	President and CEO, RIM Architects LLC (Alaska, Guam, Hawaii and California) since 1986
Mark G. Copeland, 69	Owner and sole member of Strategic Analysis, LLC, a management consulting firm since 1999
Ronald A. Davis, 79	Former Vice President, Acordia of Alaska Insurance (full service insurance agency) and Former CEO and Administrator, Tanana Valley Clinic
Anthony Drabek, 64	President and CEO, Natives of Kodiak, Inc. (Alaska Native Corporation) from 1989 until retirement in 2010; Chairman and President, Koncor Forest Products Co. (1986 – 2011)
Richard L. Lowell, 71	Former President, Ribelin Lowell & Company (insurance brokerage firm)
David J. McCambridge, 55	Former Partner, KPMG LLP (1991 – 2010)
Irene Sparks Rowan, 70	Former Director, Klukwan, Inc. (Alaska Native Corporation) and its subsidiaries (1998 – 2000), (2009 – 2010); Director Alaska Moving Image Preservation Association since 2011
John C. Swalling, 62	President and Director, Swalling & Associates, P.C. (accounting firm) since 1991; Director, Swalling Construction Co., Inc since 1975
David G. Wight, 71	Former President and CEO, Alyeska Pipeline Service Company from 2000 until retirement in 2005; and Director, Storm Cat Energy (2006-2011); former President, BP Amoco Energy Co. Trinidad and Tobago (1992 – 2000)

In addition to the information provided above, information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2011 and 2010” in the Company’s definitive proxy statement for the 2012 Annual Shareholders’ Meeting and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Exhibits

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2009.)
4.1	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
4.2	Indenture dated as of December 16, 2005 (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
4.3	Form of Junior Subordinated Debt Security due 2036 (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
10.41	Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Consent Report on Form 8-K, filed with the SEC on November 22, 2011.)
10.42	Employment Agreement with Christopher N. Knudson dated January 1, 2012 (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2012.)
10.43	Employment Agreement with Joseph M. Schierhorn dated January 1, 2012 (Incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2012.)
10.44	Employment Agreement with Joseph M. Beedle dated January 1, 2012 (Incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2012.)
10.45	Employment Agreement with Steven L. Hartung dated January 1, 2012 (Incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2012.)
10.46	Employment Agreement with R. Marc Langland dated January 1, 2012 (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2012.)
21.1	Subsidiaries
23.1	Consent of Moss Adams LLP
23.2	Consent of KPMG LLP
24.1	Form of Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2011, was $116,478,456.

The number of shares of Northrim BanCorp’s common stock outstanding at March 13, 2012, was 6,467,166.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC. Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2012.

Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of March, 2012.

Principal Executive Officer:

/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer

R. Marc Langland, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 13, 2012, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Ronald A. Davis	David J. McCambridge
Anthony Drabek	Irene Sparks Rowan
Christopher N. Knudson	John C. Swalling
David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland, as Attorney-in-fact
March 13, 2012

Investor Information

Annual Meeting

Date:	Thursday, May 17, 2012
Time:	9 a.m.
Location:	Hilton Anchorage Hotel 500 West Third Avenue Anchorage, AK 99501

Stock Symbol

Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.

Auditor

For the years ended December 31, 2011 and 2010: Moss Adams LLP

For the year ended December 31, 2009: KPMG LLP

Transfer Agent and Registrar

American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com

Legal Counsel

Davis Wright Tremaine LLP

Information Requests

Below are options for obtaining Northrim’s investor information:

•	Visit our home page, www.northrim.com, and click on the “For Investors” section for stock information and copies of earnings and dividend releases.

•	If you would like to have investor information mailed to you, please call our Corporate Secretary at (907) 562-0062.

Written requests should be mailed to the following address:

Corporate Secretary

Northrim Bank

P.O. Box 241489

Anchorage, Alaska 99524-1489

Telephone: (907) 562-0062

Fax: (907) 562-1758

Web site: http://www.northrim.com