Form 10-Q
period 2012-03-31
NORTHRIM BANCORP INC
filed 2012-05-07
CIK 1163370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s Common Stock outstanding at May 7, 2012 was 6,468,690.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

March 31, 2012, December 31, 2011 and March 31, 2011

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$23,085	$30,644	$29,109
Interest bearing deposits in other banks	69,344	60,886	138,707
Investment securities available for sale	216,589	222,083	181,800
Investment securities held to maturity	3,602	3,819	6,068

Total portfolio investments	220,191	225,902	187,868
Investment in Federal Home Loan Bank stock	2,003	2,003	2,003
Loans held for sale	12,266	27,822	—
Loans	664,258	645,562	654,341
Allowance for loan losses	(16,288)	(16,503)	(15,139)

Net loans	660,236	656,881	639,202
Purchased receivables, net	22,345	30,209	13,611
Accrued interest receivable	3,157	2,898	3,184
Other real estate owned	6,657	5,183	10,343
Premises and equipment, net	27,870	27,993	28,827
Goodwill and intangible assets	8,357	8,421	8,626
Other assets	33,117	34,238	34,183

Total assets	$1,076,362	$1,085,258	$1,095,663

LIABILITIES
Deposits:
Demand	$302,104	$324,039	$340,943
Interest-bearing demand	141,437	141,572	133,031
Savings	82,570	79,610	76,058
Alaska CDs	104,811	102,384	96,919
Money market	162,854	154,987	151,594
Certificates of deposit less than $100,000	44,127	45,468	51,931
Certificates of deposit greater than $100,000	63,503	63,188	82,748

Total deposits	901,406	911,248	933,224

Securities sold under repurchase agreements	15,467	16,348	11,595
Borrowings	4,590	4,626	5,421
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,191	9,043	8,091

Total liabilities	948,212	959,823	976,889

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,468,690, 6,466,763 and 6,429,476 shares issued and outstanding at March 31, 2012, December 31, 2011, and March 31, 2011, respectively	6,469	6,467	6,429
Additional paid-in capital	53,267	53,164	52,807
Retained earnings	67,193	65,469	59,012
Accumulated other comprehensive income	1,165	283	498

Total Northrim BanCorp shareholders’ equity	128,094	125,383	118,746

Noncontrolling interest	56	52	28

Total shareholders’ equity	128,150	125,435	118,774

Total liabilities and shareholders’ equity	$1,076,362	$1,085,258	$1,095,663

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,225	$10,686
Interest on investment securities-available for sale	749	872
Interest on investment securities-held to maturity	38	61
Interest on deposits in other banks	40	33

Total Interest Income	11,052	11,652
Interest Expense
Interest expense on deposits,
borrowings and junior subordianted debentures	698	977

Net Interest Income	10,354	10,675
Provision for loan losses	89	549

Net Interest Income After Provision for Loan Losses	10,265	10,126
Other Operating Income
Purchased receivable income	712	626
Service charges on deposit accounts	568	524
Employee benefit plan income	540	500
Electronic banking income	483	449
Equity in earnings (loss) from RML	301	(52)
Rental income	198	196
Gain on sale of securities	27	263
Other income	378	272

Total Other Operating Income	3,207	2,778

Other Operating Expense
Salaries and other personnel expense	5,706	5,316
Occupancy	996	910
Marketing expense	437	437
Professional and outside services	418	337
Equipment expense	294	304
Software expense	251	240
Amortization of low income housing tax investments	228	216
Internet banking expense	172	153
Insurance expense	118	436
OREO (income) expense, net rental income and gains on sale	97	(139)
Intangible asset amortization expense	64	70
Other operating expense	977	1,046

Total Other Operating Expense	9,758	9,326

Income Before Provision for Income Taxes	3,714	3,578
Provision for income taxes	1,026	1,034

Net Income	2,688	2,544
Less: Net income attributable to the noncontrolling interest	112	89

Net Income Attributable to Northrim BanCorp	$2,576	$2,455

Earnings Per Share, Basic	$0.40	$0.38

Earnings Per Share, Diluted	$0.39	$0.37

Weighted Average Shares Outstanding, Basic	6,467,540	6,428,730

Weighted Average Shares Outstanding, Diluted	6,567,654	6,548,480

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011

Three months ending March 31, 2011:
Net income		$2,544
Other comprehensive income, net of tax:
Change in unrealized holding loss on available for sale securities	($150)

Other comprehensive income		(150)

Comprehensive income		2,394

Less: comprehensive income attributable to the noncontrolling interest		(89)

Comprehensive income attributable to Northrim BanCorp		$2,305

Three months ending March 31, 2012:
Net income		$2,688
Other comprehensive income, net of tax:
Change in unrealized holding gain on available for sale securities	$882

Other comprehensive income		882

Comprehensive income		3,570

Less: comprehensive income attributable to the noncontrolling interest		(112)

Comprehensive income attributable to Northrim BanCorp		$3,458

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in

Shareholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

					Accumulated
	Common Stock		Additional		Other
	Number of Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Noncontrolling Interest	Total
	(Unaudited)
	(In Thousands)
Three months ending March 31, 2011:
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122
Cash dividend declared	—	—	—	(782)	—	—	(782)
Stock option expense	—	—	134	—	—	—	134
Exercise of stock options	2	2	(2)	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	17	—	—	—	17
Distributions to noncontrolling interest	—	—	—	—	—	(111)	(111)
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	(150)	—	(150)
Net income attributable to the noncontrolling interest	—	—	—	—	—	89	89
Net income attributable to Northrim BanCorp	—	—	—	2,455	—	—	2,455

Balance as of March 31, 2011	6,429	$6,429	$52,807	$59,012	$498	$28	$118,774

Three months ending March 31, 2012:
Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435
Cash dividend declared	—	—	—	(852)	—	—	(852)
Stock option expense	—	—	113	—	—	—	113
Exercise of stock options	2	2	(10)	—	—	—	(8)
Distributions to noncontrolling interest	—	—	—	—	—	(108)	(108)
Change in unrealized holding gain (loss) on available for sale securities, net of tax	—	—	—	—	882	—	882
Net income attributable to the noncontrolling interest	—	—	—	—	—	112	112
Net income attributable to Northrim BanCorp	—	—	—	2,576	—	—	2,576

Balance as of March 31, 2012	6,469	$6,469	$53,267	$67,193	$1,165	$56	128,150

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$2,688	$2,544
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Security gains, net	(27)	(263)
Depreciation and amortization of premises and equipment	405	436
Amortization of software	47	51
Intangible asset amortization	64	70
Amortization of investment security premium, net of discount accretion	91	69
Deferred tax (benefit) liability	161	(505)
Stock-based compensation	113	134
Excess tax benefits from share-based payment arrangements	—	(17)
Deferral of loan fees and costs, net	272	(210)
Provision for loan losses	89	549
Purchases of loans held for sale	(39,620)	—
Proceeds from the sale of loans held for sale	55,176	5,558
Gain on sale of other real estate owned	(19)	(72)
Equity in undistributed earnings from mortgage affiliate	(8)	301
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(259)	217
Decrease in other assets	272	1,364
(Decrease) in other liabilities	(859)	(449)

Net Cash Provided by Operating Activities	18,586	9,777

Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(7,101)	(31,839)
Proceeds from sales/maturities of securities-available-for-sale	13,736	63,991
Proceeds from calls/maturities of securities-held-to-maturity	510	55
Investment in purchased receivables	7,864	2,918
Loan advances, net of paydowns	(20,771)	16,891
Proceeds from sale of other real estate owned	50	1,140
Investment in other real estate owned	(17)	(14)
Loan to Elliott Cove, net of repayments	33	75
Purchases of premises and equipment	(282)	(215)

Net Cash (Used) Provided by Investing Activities	(5,978)	53,002

Financing Activities:
(Decrease) increase in deposits	(9,842)	41,088
(Decrease) in securities sold under repurchase agreements	(881)	(1,279)
(Decrease) increase in borrowings	(36)	35
Distributions to noncontrolling interest	(108)	(111)
Excess tax benefits from share-based payment arrangements	—	17
Cash dividends paid	(842)	(746)

Net Cash (Used) Provided by Financing Activities	(11,709)	39,004

Net Increase in Cash and Cash Equivalents	899	101,783
Cash and Cash Equivalents at Beginning of Period	79,530	66,033

Cash and Cash Equivalents at End of Period	$80,429	$167,816

Supplemental Information:
Income taxes paid	$2	$4
Interest paid	$700	$1,015
Transfer of loans to other real estate owned	$1,499	$974
Loans made to facilitate sales of other real estate owned	$50	$417
Cash dividends declared but not paid	$10	$10

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012 and 2011

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended March 31, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). Some of the amendments contained in ASU 2011-04 clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and has been applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends Topic 220, “Comprehensive Income”, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 was effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and has been applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.

4.	Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2012:
Securities available for sale
U.S. Treasury and government sponsored entities	$146,653	$541	$18	$147,176
Muncipal securities	17,053	694	—	17,747
U.S. Agency mortgage-backed securities	50	2	—	52
Corporate bonds	48,839	802	114	49,527
Preferred stock	2,019	68	—	2,087

Total securities available for sale	$214,614	$2,107	$132	$216,589

Securities held to maturity
Municipal securities	$3,602	$246	$—	$3,848

Total securities held to maturity	$3,602	$246	$—	$3,848

December 31, 2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$160,529	$625	$50	$161,104
Muncipal securities	16,260	675	—	16,935
U.S. Agency mortgage-backed securities	52	2	—	54
Corporate bonds	43,767	343	1,119	42,991
Preferred stock	996	3	—	999

Total securities available for sale	$221,604	$1,648	$1,169	$222,083

Securities held to maturity
Municipal securities	$3,819	$259	$—	$4,077

Total securities held to maturity	$3,819	$259	$—	$4,077

March 31, 2011:
Securities available for sale
U.S. Treasury and government sponsored entities	$145,745	$343	$407	$145,681
Muncipal securities	12,080	177	—	12,257
U.S. Agency mortgage-backed securities	66	3	—	69
Corporate bonds	23,061	740	8	23,793

Total securities available for sale	$180,952	$1,263	$415	$181,800

Securities held to maturity
Municipal securities	$6,068	$173	$—	$6,241

Total securities held to maturity	$6,068	$173	$—	$6,241

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were five and nine securities with unrealized losses as of March 31, 2012 and 2011, respectively, that have been in a loss position for less than twelve months. There were no securities with unrealized losses as of March 31, 2012 and 2011 that have been in an unrealized loss position for more than twelve months. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2012, $32.7 million in securities, or 15%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $21.5 million, or 11%, at March 31, 2011. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2012, December 31, 2011 or March 31, 2011.

The amortized cost and fair values of debt securities at March 31, 2012, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$46,114	$46,232	0.91%
1-5 years	100,539	100,944	0.76%

Total	$146,653	$147,176	0.81%

U.S. Agency mortgage-backed securities
5-10 years	$50	$52	4.45%

Total	$50	$52	4.45%

Corporate bonds
Within 1 year	$3,157	$3,212	2.88%
1-5 years	$45,682	$46,315	2.34%

Total	$48,839	$49,527	2.37%

Preferred stock
Over 10 years	$2,019	$2,087	5.76%

Total	$2,019	$2,087	5.76%

Municipal securities
Within 1 year	$1,503	$1,515	2.50%
1-5 years	8,102	8,295	2.05%
5-10 years	7,906	8,411	4.51%
Over 10 years	3,144	3,374	4.79%

Total	$20,655	$21,595	3.44%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2012 and 2011, respectively, are as follows:

March 31,	Proceeds	Gross Gains	Gross Losses
	(In Thousands)
2012:
Available for sale securities	$13,736	$27	$—
2011:
Available for sale securities	$6,987	$263	$—

A summary of interest income for the three months ending March 31, 2012 and 2011 on available for sale investment securities is as follows:

March 31,	2012	2011
	(In Thousands)
US Treasury and government sponsored entities	$307	$457
U.S. Agency mortgage-backed securities	1	1
Other	300	310

Total taxable interest income	$608	$768

Municipal securities	$141	$104

Total tax-exempt interest income	141	104

Total	$749	$872

For the periods ending March 31, 2012, December 31, 2011 and March 31, 2011, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2012, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the three-month period ending March 31, 2012, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

5.	Loans Held for Sale

The Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”), from time to time since 1999. The Company then sells these loans in the secondary market. The Company purchased $39.6 million and sold $55.2 in loans in the three-month period ending March 31, 2012. The Company sold $5.6 million loans and did not purchase any loans in the three-month period ending March 31, 2011.

6.	Loans

The composition of the loan portfolio by segment, excluding loans held for resale, is presented below:

	March 31, 2012		December 31, 2011		March 31, 2011
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
	(In Thousands)
Commercial	$246,147	37.1%	$252,689	39.1%	$241,540	36.9%
Real estate construction	36,592	5.5%	40,182	6.2%	62,082	9.5%
Real estate term	345,675	52.0%	315,860	48.9%	311,080	47.5%
Home equity lines and other consumer	39,119	5.9%	39,834	6.2%	42,600	6.5%

Subtotal	$667,533		$648,565		$657,302
Less: Unearned origination fee, net of origination costs	(3,275)	-0.5%	(3,003)	-0.5%	(2,961)	-0.5%

Total loans	$664,258		$645,562		$654,341

At March 31, 2012, approximately 22% of the portfolio was scheduled to mature over the next 12 months, and 20% was scheduled to mature between April 1, 2013, and March 31, 2017.

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

The loan portfolio, segmented by risk class for the periods indicated, is shown below:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
March 31, 2012:
Risk Code 1 - Excellent	$820	$—	$—	$459	$1,279
Risk Code 2 - Good	62,501	—	64,669	832	128,002
Risk Code 3 - Satisfactory	163,110	30,542	266,930	35,390	495,972
Risk Code 4 - Watch	6,943	—	1,405	1,265	9,613
Risk Code 5 - Special Mention	8,921	370	3,600	255	13,146
Risk Code 6 - Substandard	3,421	5,680	8,771	918	18,790
Risk Code 7 - Doubtful	431	—	300	—	731

Subtotal	$246,147	$36,592	$345,675	$39,119	$667,533
Less: Unearned origination fees, net of origination costs					(3,275)

					$664,258

December 31, 2011:
Risk Code 1 - Excellent	$540	$—	$—	$575	$1,115
Risk Code 2 - Good	65,315	—	55,617	849	121,781
Risk Code 3 - Satisfactory	164,767	29,063	247,330	35,914	477,074
Risk Code 4 - Watch	8,033	3,579	1,102	1,497	14,211
Risk Code 5 - Special Mention	9,671	—	3,339	364	13,374
Risk Code 6 - Substandard	3,694	7,540	8,026	635	19,895
Risk Code 7 - Doubtful	669	—	446	—	1,115

Subtotal	$252,689	$40,182	$315,860	$39,834	$648,565
Less: Unearned origination fees, net of origination costs					(3,003)

					$645,562

March 31, 2011:
Risk Code 1 - Excellent	$891	$—	$—	$701	$1,592
Risk Code 2 - Good	79,425	326	65,430	943	146,124
Risk Code 3 - Satisfactory	127,985	47,862	229,595	37,764	443,206
Risk Code 4 - Watch	11,549	3,229	2,429	2,108	19,315
Risk Code 5 - Special Mention	15,180	—	3,199	560	18,939
Risk Code 6 - Substandard	5,932	10,665	10,427	524	27,548
Risk Code 7 - Doubtful	578	—	—	—	578

Subtotal	$241,540	$62,082	$311,080	$42,600	$657,302
Less: Unearned origination fees, net of origination costs					(2,961)

					$654,341

Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs. Loan balances are charged to the Allowance for Loan Losses (“Allowance”) when management believes that collection of principal is unlikely. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status. All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement. Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $6.8 million, $7.4 million and $10.3 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Nonaccrual loans at the periods indicated, by major loan type are presented below:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In Thousands)
Commercial	$2,797	$3,360	$4,514
Real estate construction	921	2,355	2,184
Real estate term	2,939	1,477	3,239
Home equity lines and other consumer	164	169	385

Total	$6,821	$7,361	$10,322

There were no past due loans greater than 90 days and still accruing at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total Financing Receivables
	(In Thousands)
March 31, 2012:
Risk Code 1 - Excellent	$—	$—	$—	$—	$—	$1,279	$1,279
Risk Code 2 - Good	—	—	—	—	—	128,002	128,002
Risk Code 3 - Satisfactory	896	—	—	—	896	495,076	495,972
Risk Code 4 - Watch	169	—	—	—	169	9,444	9,613
Risk Code 5 - Special Mention	—	—	—	159	159	12,987	13,146
Risk Code 6 - Substandard	390	450	—	5,931	6,771	12,019	18,790
Risk Code 7 - Doubtful	—	—	—	731	731	—	731

Subtotal	$1,455	$450	$—	$6,821	$8,726	$658,807	$667,533
Less: Unearned origination fees, net of origination costs							(3,275)

							$664,258

December 31, 2011:
Risk Code 1 - Excellent	$—	$—	$—	$—	$—	$1,115	$1,115
Risk Code 2 - Good	—	—	—	—	—	121,781	121,781
Risk Code 3 - Satisfactory	—	—	—	—	—	477,074	477,074
Risk Code 4 - Watch	387	170	—	—	557	13,654	14,211
Risk Code 5 - Special Mention	86	—	—	170	256	13,118	13,374
Risk Code 6 - Substandard	—	21	—	6,076	6,097	13,798	19,895
Risk Code 7 - Doubtful	2	—	—	1,115	1,117	(2)	1,115

Subtotal	$475	$191	$—	$7,361	$8,027	$640,538	$648,565
Less: Unearned origination fees, net of origination costs							(3,003)

							$645,562

March 31, 2011:
Risk Code 1 - Excellent	$—	$—	$—	$—	$—	$1,592	$1,592
Risk Code 2 - Good	—	—	—	—	—	146,124	146,124
Risk Code 3 - Satisfactory	813	—	—	—	813	442,393	443,206
Risk Code 4 - Watch	—	—	—	—	—	19,315	19,315
Risk Code 5 - Special Mention	1,151	13	—	—	1,164	17,775	18,939
Risk Code 6 - Substandard	1,498	24	—	9,744	11,266	16,282	27,548
Risk Code 7 - Doubtful	—	—	—	578	578	—	578

Subtotal	$3,462	$37	$—	$10,322	$13,821	$643,481	$657,302
Less: Unearned origination fees, net of origination costs							(2,961)

							$654,341

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

At March 31, 2012, December 31, 2011 and March 31, 2011, the recorded investment in loans that are considered to be impaired was $12.3 million, $9.5 million, and $14.1 million, respectively. The following table presents information about impaired loans as of the periods indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
March 31, 2012:
With no related allowance recorded
Commercial - risk code 5 special mention	$448	$448	$—	$471	$6
Commercial - risk code 6 substandard	2,261	2,905	—	2,328	13
Commercial - risk code 8 loss	—	224	—	112	—
Real estate term - risk code 5 special mention	690	768	—	669	7
Real estate term - risk code 6 substandard	6,334	6,614	—	6,578	81
Real estate term - risk code 7 doubtful	300	446	—	373	—
Home equity lines and other consumer - risk code 5 special mention	95	95	—	96	1
Home equity lines and other consumer - risk code 6 substandard	169	169	—	173	2

	$10,297	$11,669	$—	$10,800	$110
With an allowance recorded
Commercial - risk code 6 substandard	$641	$641	$78	$646	$—
Commercial - risk dode 7 doubtful	431	431	358	438	—
Real estate construction - risk code 6 substandard	921	921	342	964	—

Total	$1,993	$1,993	$778	$2,048	$—

Commercial - risk code 5 special mention	$448	$448	$—	$471	$6
Commercial - risk code 6 substandard	2,902	3,546	78	2,974	13
Commercial - risk dode 7 doubtful	431	431	358	438	—
Commercial - risk dode 8 loss	—	224	—	112	—
Real estate construction - risk code 6 substandard	921	921	342	964	—
Real estate term - risk code 5 special mention	690	768	—	669	7
Real estate term - risk code 6 substandard	6,334	6,614	—	6,578	81
Real estate term - risk code 7 doubtful	300	446	—	373	—
Home equity lines and other consumer - risk code 5 special mention	95	95	—	96	1
Home equity lines and other consumer - risk code 6 substandard	169	169	—	173	2

	$12,290	$13,662	$778	$12,848	$110

December 31, 2011:
With no related allowance recorded
Commercial - Risk Code 5 Special Mention	$327	$327	$—	$430	$23
Commercial - Risk Code 6 Substandard	2,166	2,810	—	2,380	5
Real estate construction - Risk Code 6 Substandard	1,349	1,527	—	1,463	—
Real estate term - Risk Code 5 Special Mention	170	248	—	193	—
Real estate term - Risk Code 6 Substandard	2,455	2,545	—	2,371	102
Home equity lines and other consumer - Risk Code 5 Special Mention	97	97	—	49	5
Home equity lines and other consumer - Risk Code 6 Substandard	52	52	—	53	—

	$6,616	$7,606	$—	$6,939	$135
With an allowance recorded
Commercial - Risk Code 6 Substandard	$511	$511	$44	$687	$—
Commercial - Risk Code 7 Doubtful	669	669	576	707	—
Real estate construction - Risk Code 6 Substandard	1,006	1,006	494	1,024	—
Real estate term - Risk Code 6 Substandard	204	204	5	215	—
Real estate term - Risk Code 7 Doubtful	446	446	62	447	—

Total	$2,836	$2,836	$1,181	$3,080	$—

Commercial - Risk Code 5 Special Mention	$327	$327	$—	$430	$23
Commercial - Risk Code 6 Substandard	2,677	3,321	44	3,067	5
Commercial - Risk Code 7 Doubtful	669	669	576	707	—
Real estate construction - Risk Code 6 Substandard	2,355	2,533	494	2,487	—
Real estate term - Risk Code 5 Special Mention	170	248	—	193	—
Real estate term - Risk Code 6 Substandard	2,659	2,749	5	2,586	102
Real estate term - Risk Code 7 Doubtful	446	446	62	447	—
Home equity lines and other consumer - Risk Code 5 Special Mention	97	97	—	49	5
Home equity lines and other consumer - Risk Code 6 Substandard	52	52	—	53	—

	$9,452	$10,442	$1,181	$10,019	$135

March 31, 2011:
With no related allowance recorded
Commercial - Risk Code 6 Substandard	$3,663	$4,261	$—	$3,703	$14
Real estate construction - Risk Code 6 Substandard	1,599	1,678	—	1,616	—
Real estate term - Risk Code 6 Substandard	5,886	5,886	—	5,848	57
Home equity lines and other consumer - Risk Code 6 Substandard	215	215	—	202	1

	$11,363	$12,040	$—	$11,369	$72
With an allowance recorded
Commercial - risk code 6 Substandard	$885	$885	$415	$891	$1
Real estate construction - risk code 6 Substandard	1,568	1,613	57	1,573	—
Real estate term - risk code 6 Substandard	251	251	62	253	—
Home equity lines and other consumer - risk code 6 Substandard	50	50	11	50	—

Total	$2,754	$2,799	$545	$2,767	$1

Commercial - risk code 6 Substandard	$4,548	$5,146	$415	$4,594	$15
Real estate construction - risk code 6 Substandard	3,167	3,291	57	3,189	—
Real estate term - risk code 6 Substandard	6,137	6,137	62	6,101	57
Home equity lines and other consumer - risk code 6 Substandard	265	265	11	252	1

	$14,117	$14,839	$545	$14,136	$73

The unpaid principle balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

Loans classified as troubled debt restructurings totaled $9.2 million, $4.5 million, and $2.8 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification: A modification in which the dollar amount of the payment is changed, or in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans that occurred during the three months ended March 31, 2012:

	March 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
	(In Thousands)
New Troubled Debt Restructurings
Commercial risk code 6 - substandard	$86	$—	$86
Real estate construction risk code 6 - substandard	—	922	922
Real estate term risk code 6 - substandard	1,886	2,259	4,145

Subtotal	$1,972	$3,181	$5,153

Existing Troubled Debt Restructurings	2,933	1,119	4,052

Total	$4,905	$4,300	$9,205

The following table presents newly restructured loans that occurred during the three months ended March 31, 2012 by concession (terms modified):

		March 31, 2012
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
		(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial risk code 6 - substandard	1	$—	$86	$—	$—	$86
Real estate construction risk code 6 - substandard	1	—	1,015	—	—	1,015
Real estate term risk code 6 - substandard	3	—	—	2,589	1,886	4,475

Total	5	$—	$1,101	$2,589	$1,886	$5,576

Post-Modification Outstanding Recorded Investment:
Commercial risk code 6 - substandard	1	$—	$86	$—	$—	$86
Real estate construction risk code 6 - substandard	1	—	922	—	—	922
Real estate term risk code 6 - substandard	3	—	—	2,259	1,886	4,145

Total	5	$—	$1,008	$2,259	$1,886	$5,153

The following table presents TDRs that occurred during the last twelve months that have defaulted during the first quarter of 2012. These loans are past due, and they are nonaccrual loans:

		March 31, 2012
	Number of Contracts	Recorded Investment
		(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial risk code 6 - substandard	1	$138
Commercial risk code 7 - doubtful	1	218

Total	2	$356

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings. All troubled debt restructurings are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance for Loan Losses. There were two charge offs totaling $280,000 in the first quarter of 2012 on loans that were later classified as troubled debt restructurings in the real estate term category. Five troubled debt restructurings with a total recorded investment of $1.7 million had a specific impairment amount totaling $753,000 at March 31, 2012.

7.	Allowance for Loan Losses

The following tables detail activity in the Allowance for Loan Losses (“Allowance”) for the three month period ending March 31, 2012 and 2011, respectively:

Three Months Ended March 31,	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
	(In Thousands)
2012:
Balance, beginning of period	$6,783	$1,143	$5,529	$792	$2,256	$16,503
Charge-Offs	(231)	(426)	—	—	—	(657)
Recoveries	349	—	—	4	—	353
Provision	(818)	501	(332)	(197)	935	89

Balance, end of period	$6,083	$1,218	$5,197	$599	$3,191	$16,288
Balance, end of period: Individually evaluated for impairment	$436	$342	$—	$—	$—	$778

Balance, end of period: Collectively evaluated for impairment	$5,647	$876	$5,197	$599	$3,191	$15,510

2011:
Balance, beginning of period	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(473)	—	—	—	—	(473)
Recoveries	590	1	53	13	—	657
Provision	(353)	840	(18)	(153)	233	549

Balance, end of period	$6,138	$1,876	$4,305	$601	$2,219	$15,139
Balance, end of period: Individually evaluated for impairment	$415	$57	$62	$11	$—	$545

Balance, end of period: Collectively evaluated for impairment	$5,723	$1,819	$4,243	$590	$2,219	$14,594

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
March 31, 2012:
Balance, end of period	$246,147	$36,592	$345,675	$39,119	$667,533

Balance, end of period: Individually evaluated for impairment	$3,781	$921	$7,324	$264	$12,290

Balance, end of period: Collectively evaluated for impairment	$242,366	$35,671	$338,351	$38,855	$655,243

March 31, 2011:
Balance, end of period	$241,540	$62,082	$311,080	$42,600	$657,302

Balance, end of period: Individually evaluated for impairment	$4,548	$3,167	$6,137	$265	$14,117

Balance, end of period: Collectively evaluated for impairment	$236,992	$58,915	$304,943	$42,335	$643,185

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

March 31,	Total	Commercial	Real estate Construction	Real estate term	Home equity lines and other consumer	Unallocated
		(In Thousands)
March 31, 2012:
Individually evaluated for impairment:
Risk Code 6 - Substandard	$420	$78	$—	$342	$—	$—
Risk Code 7 - Doubtful	358	358	—	—	—	—
Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	10,523	4,501	914	4,538	570	—
Risk Code 4 - Watch	378	308	—	58	12	—
Risk Code 5 - Special Mention	891	792	8	81	10	—
Risk Code 6 - Substandard	527	46	296	178	7	—
Risk Code 7 - Doubtful	—	—	—	—	—	—
Unallocated	3,191	—	—	—	—	3,191

	$16,288	$6,083	$1,218	$5,197	$599	$3,191

March 31, 2011:
Individually evaluated for impairment:
Risk Code 6 - Substandard	$545	$415	$57	$62	$11	$—
Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	8,835	3,333	1,407	3,559	536	—
Risk Code 4 - Watch	622	432	81	92	17	—
Risk Code 5 - Special Mention	1,953	1,834	—	83	36	—
Risk Code 6 - Substandard	960	119	331	509	1	—
Risk Code 7 - Doubtful	5	5	—	—	—	—
Unallocated	2,219	—	—	—	—	2,219

	$15,139	$6,138	$1,876	$4,305	$601	$2,219

At March 31, 2012, the Allowance was $16.3 million, and the Company’s ratio of nonperforming loans compared to portfolio loans was 1.03%. The Company’s ratio of Allowance compared to portfolio loans at March 31, 2012 was 2.45%.

8.	Goodwill and Other Intangibles

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no indication of impairment as of March 31, 2012. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2012 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.	Deposit Activities

Total deposits at March 31, 2012, December 31, 2011 and March 31, 2011 were $901.4 million, $911.2 million and $933.2 million, respectively. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2012, the Company had $107.6 million in certificates of deposit as compared to certificates of deposit of $108.7 million and $134.7 million, for the periods ending December

31, 2011 and March 31, 2011, respectively. At March 31, 2012, $71.8 million, or 67%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $75.1 million, or 69%, of total certificates of deposit at December 31, 2011, and $96.4 million, or 72%, of total certificates of deposit at March 31, 2011.

10.	Stock Incentive Plan

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

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended March 31, 2012 and 2011, the Company recognized $15,000 and $17,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended March 31, 2012 and 2011, were $63,000 and $76,000, respectively. The Company withheld $63,000, and $76,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock Units: The Company grants restricted stock units to certain key employees periodically. Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

For the quarters ended March 31, 2012 and 2011, the Company recognized $98,000 and $117,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

11.	Fair Value of Assets and Liabilities

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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Level 2 inputs:
Cash, due from banks and deposits in other	$92,429	$92,429	$91,530	$91,530	$167,816	$167,816
Investment securities	222,194	220,437	227,905	228,163	189,871	192,047
Accrued interest receivable	3,157	3,157	2,898	2,898	3,184	3,184

Level 3 inputs:
Loans and loans held for sale, net	660,236	653,226	656,881	649,907	639,202	636,007
Purchased receivables	22,345	22,345	30,209	30,209	13,611	13,611

Financial liabilities:
Level 2 inputs:
Deposits	$901,406	$900,909	$911,248	$910,927	$933,224	$932,150
Securities sold under repurchase agreements	15,467	15,467	16,348	16,348	11,595	11,595
Borrowings	4,590	4,138	4,626	4,066	5,421	4,774
Junior subordinated debentures	18,558	17,194	18,558	17,356	18,558	15,106
Accrued interest payable	50	50	52	52	262	262

Unrecognized financial instruments:
Commitments to extend credit(1)	$212,333	$2,123	$173,834	$1,738	$198,437	$1,984
Standby letters of credit(1)	21,505	215	16,172	162	19,290	193

(1)	Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
March 31, 2012:
Available for sale securities
U.S. Treasury and government sponsored entities	$147,176	—	$147,176	—
Municipal securities	17,747	—	17,747	—
U.S. Agency mortgage-backed securities	52	—	52	—
Corporate bonds	49,527	—	49,527	—
Preferred stock	2,087	—	2,087	—

Total	$216,589	—	$216,589	—

December 31, 2011:
Available for sale securities
U.S. Treasury and government sponsored entities	$161,104	—	$161,104	—
Municipal securities	16,935	—	16,935	—
U.S. Agency mortgage-backed securities	54		54
Corporate bonds	42,991		42,991
Preferred stock	999	—	999	—

Total	$222,083	—	$222,083	—

March 31, 2011:
Available for sale securities
U.S. Treasury and government sponsored entities	$145,681	—	$145,681	—
Municipal securities	12,257	—	12,257	—
U.S. Agency mortgage-backed securities	69		69
Corporate bonds	23,793	—	23,793	—

Total	$181,800	—	$181,800	—

As of and for the three months ending March 31, 2012 and 2011, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table. For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
	(In Thousands)
2012:
Loans measured for impairment[1]	$1,993	—	$921	$1,072	($403)

Total	$1,993	—	$921	$1,072	($403)

2011:
Loans measured for impairment[1]	$2,754	—	$2,219	$535	$162

Total	$2,754	—	$2,219	$535	$162

[1]	Relates to certain impaired collateral dependant loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the Allowance, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned. These critical accounting policies are further described in Management’s Discussion and Analysis and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2011. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements that became effective in 2012 and discussion of the impact of their adoption on the Company’s consolidated financial statements.

Update on Economic Conditions

According to the Anchorage Daily News, the State of Alaska’s Revenue Department projects that the state will collect $1.2 billion more in unrestricted revenue in 2012 and 2013 than it projected last fall, thanks to high oil prices. The State of Alaska’s Revenue Department also projects that the state will collect $9.9 billion in unrestricted revenue this fiscal year and $8.4 billion in the next fiscal year. That compares to the earlier forecast of $8.9 billion this year and $8.2 billion in the next fiscal year. Despite higher-than-expected oil prices, however, the Alaska Department of Revenue Commissioner has stated that the long-term health of Alaska’s economy and finances depend on stemming the decline of North Slope oil production.

Two significant developments occurred in Alaska’s effort to bring its natural gas to Alaskans and other markets. First, the State of Alaska resolved its long-running litigation with ExxonMobil and other leaseholders regarding the Point Thomson field, which is located sixty miles east of Prudhoe Bay and is Alaska’s largest undeveloped oil and gas field, holding an estimated eight trillion cubic feet of natural gas and hundreds of millions of barrels of oil and gas liquids. Additionally, ExxonMobil, ConocoPhillips and British Petroleum delivered a letter to the Governor of the State of Alaska announcing that they are now aligned with the Alaska Pipeline Project parties and are working on a gas line project focusing on bringing North Slope gas to tidewater in Alaska. Further information regarding the litigation surrounding Point Thomson and the letter received by the Governor can be found at http://gov.alaska.gov/parnell/press-room/full-press-release.html?pr=6071. Although these events represent positive steps toward the construction of a natural gas pipeline project, the ultimate prospects for this project remain uncertain at this time.

Highlights and Summary of Performance – First Quarter of 2012

•

Diluted earnings per share in the first quarter of 2012 were $0.39, compared to $0.50 per diluted share in the quarter ended December 31, 2011 and $0.37 per diluted share in the quarter ended March 31, 2011.

•

Northrim paid a quarterly cash dividend of $0.13 per share in the first quarter of 2012, compared to a quarterly cash dividend of $0.12 per share in the first quarter of 2011, which provides a yield of approximately 2.4% at current market share prices.

•	At quarter end, tangible book value was $18.51 per share, up from $18.09 at December 31, 2011 and $17.13 per share at March 31, 2011.

•

Other operating income, which includes revenues from financial services affiliates, service charges, and electronic banking, contributed 23.6% to first quarter 2012 total revenues, compared to contributions of 26.5% to total revenues at the end of the prior quarter and 20.6% to first quarter 2011 total revenues.

•

Northrim remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2012 of 15.04%, compared to 15.20% at the end of the prior quarter and 14.97% a year ago. Tangible common equity to tangible assets was 11.21% at March 31, 2012, up from 10.86% in the preceding quarter and 10.13% a year ago. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. The GAAP measure of equity to assets is total equity divided by total assets. Total equity to total assets was 11.91% at March 31, 2012 as compared to 11.56% at December 31, 2011 and 10.84% at March 31, 2011.

•

At March 31, 2012, nonperforming assets are $13.5 million, or 1.25% of total assets, compared to $12.5 million, or 1.16% of total assets at the end of December 2011, and $20.7 million, or 1.89% of total assets a year ago.

•

The allowance for loan losses totaled 2.45% of gross loans at March 31, 2012, down from 2.56% at December 31, 2011 and up from 2.31% a year ago. The allowance for loan losses to nonperforming loans also increased to 238.8% at March 31, 2012, from 224.2% in the preceding quarter and 146.7% a year ago.

•	First quarter 2012, net interest margin was 4.53%, down 2 basis points from the fourth quarter of 2011 and down 19 basis points from the year ago quarter.

•	In April 2012, the Company is launching a new marketing campaign titled “100% 907” (based on the Alaska area code 907) to broaden and deepen the Company’s relationship with its local communities.

The Company reported net income and diluted earnings per share of $2.6 million and $0.39, respectively, for the first quarter of 2012 compared to net income and diluted earnings per share of $2.5 million and $0.37, respectively, for the first quarter of 2011. The increase in net income from the prior year was the result of a number of factors. The largest change in net income for the first quarter of 2012 as compared to the same period in 2011 is attributable to a decrease in the provision for loan losses. Additionally, there was an increase in other operating income primarily due to increased earnings from Residential Mortgage Holding Company LLC (“RML”), the Company’s mortgage affiliate. These positive results were partially offset by an increase in other operating expense primarily due to increased salaries and benefits costs and decreased rental income and gains on the sale of other real estate owned (“OREO”), and a decrease in net interest income.

Northrim’s total assets decreased by 2% at March 31, 2012 as compared to March 31, 2011, with decreases in cash and interest bearing deposits in other banks which were partially offset by increases in portfolio investments, loans, and purchased receivables. Total assets at March 31, 2012 decreased 1% as compared to December 31, 2011 primarily due to decreases in cash and purchased receivables. Net loans increased to $660.2 million at March 31, 2012 as compared to $656.9 million at December 31, 2011 and $639.2 million a year ago. This increase in the loan portfolio in the first three months of 2012 was primarily due to increases in real estate term loans.

Credit Quality

Nonperforming assets: Nonperforming assets at March 31, 2012, increased by $934,000, or 7%, as compared to the preceding quarter and declined by $7.2 million, or 35%, year-over-year. Nonaccrual loans at March 31, 2012 decreased $540,000, or 7%, and $3.5 million, or 34%, as compared to December 31, 2011 and March 31, 2011, respectively. Other real estate owned increased $1.5 million, or 28%, at March 31, 2012 as compared to December 31, 2011 due to the addition of a property in Fairbanks which includes thirty seven lots that are ready for building and some unrestricted acreage. Other real estate owned decreased $3.7 million, or 36%, in the first quarter of 2012 as compared to March 31, 2011 due to sales of OREO properties in the last year in excess of the addition of the property described above into OREO during the first quarter of 2012.

The following table summarizes total OREO activity for the three month periods ending March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of the period	$5,183	$10,355
Transfers from loans, net	1,499	974
Investment in other real estate owned	17	14
Proceeds from the sale of other real estate owned	(50)	(1,140)
Gain on sale of other real estate owned, net	19	72
Deferred gain on sale of other real estate owned	(11)	68
Impairment on other real estate owned	—	—

Balance at end of period	$6,657	$10,343

Potential problem loans: Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, or impaired loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At March 31, 2012, management had identified potential problem loans of $1.9 million as compared to potential problem loans of $4.6 million at December 31, 2011 and $8.0 million at March 31, 2011. The decrease in potential problem loans at March 31, 2012 from December 31, 2011 is due to the movement of two real estate term loans from one borrower totaling $2.7 million from potential problem loans to nonaccrual status. The decrease at March 31, 2012 as compared to March 31, 2011 is due to the movement of $4.8 million in loans to nonaccrual or OREO status, as well as pay downs and upgrades on several loans.

Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $4.9 million in loans classified as TDRs that were performing as of March 31, 2012. Additionally, there were $4.3 million in TDRs included in nonaccrual loans at March 31, 2012 for a total of $9.2 million. At December 31, 2011 and March 31, 2011 there were $2.3 million and $1.5 million, respectively, in loans classified as TDRs that were performing and $2.2 million and $1.4 million, respectively, in TDRs included in nonaccrual loans. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the first quarter of 2012 increased $121,000, or 5%, to $2.6 million compared to $2.5 million for the same period in 2011. This increase was due to a decrease in the provision for loan losses and an increase in other operating income. These changes were partially offset by an increase in other operating expense and a slight decrease in net interest income.

Net Interest Income / Net Interest Margin

Net interest income for the first quarter of 2012 decreased $321,000, or 3%, to $10.4 million as compared to $10.7 million for the same period in 2011 because of reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities. The Company’s net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 19 basis points to 4.53% for the three-month period ending March 31, 2012 as compared to the same period in 2011.

Average loans, the largest category of interest-earning assets, increased by $7.3 million, or 1%, to $669.2 million in the first quarter of 2012 as compared to $661.9 million the first quarter of 2011. Average commercial loans, real estate term loans, and loans held for sale increased while real estate construction and home equity lines and other consumer loans decreased in the first quarter of 2012 as compared to the same quarter a year ago. Total interest income from loans decreased $461,000 for the three-month period ending March 31, 2012 as compared to the same period in 2011, primarily due to decreased yields.

Average investments decreased $2.4 million, or 1%, to $264.9 million in the first quarter of 2012 as compared to $267.3 million for the same period in 2011. This decrease arose from the use of short term investments to fund loan growth in the first quarter of 2012, net of an increase in average long term investments due to purchases of available for sale securities.

The average yield on interest-earning assets, which includes loans and investments, decreased 32 basis points to 4.82% for the first quarter of 2012 from 5.14% in the same period in 2011. The decrease in average yields arose from decreasing interest rates in both the loan and investment portfolios as new volume replaces old volume at lower current rates.

Average interest-bearing liabilities decreased $5.4 million, or 1%, to $625.2 million during the first quarter of 2012 as compared to $630.6 million for the same period in 2011. This decrease was the result of decreased average interest-bearing deposit balances, which was slightly offset by increased balances in securities sold under repurchase agreements, which are classified as borrowings.

The average cost of interest-bearing liabilities decreased $279,000, or 18 basis points for the first quarter of 2012 as compared to the same period in 2011 due to declining market rates across all deposit types and borrowings.

Components of Net Interest Margin

The following table compares average balances and rates as well as net tax equivalent margin on earning assets for the three months ending March 31, 2012 and 2011:

	Three Months Ended March 31,
	Average Balances		Change		Interest income/ expense		Change		Average Yields/ Costs Tax Equivalent[3]
	2012	2011	$	%	2012	2011	$	%	2012	2011	Change
	(In Thousands)
Commercial	$251,827	$243,136	$8,691	3.6%	$4,077	$4,069	$8	0.2%	6.51%	6.79%	-0.28%
Real estate construction	39,627	63,749	(24,122)	-37.8%	778	1,166	(388)	-33.3%	7.90%	7.42%	0.48%
Real estate term	325,167	313,380	11,787	3.8%	4,611	4,743	(132)	-2.8%	5.70%	6.14%	-0.44%
Home equity lines and other consumer	39,226	43,091	(3,865)	-9.0%	615	695	(80)	-11.5%	6.30%	6.54%	-0.24%
Loans held for sale	15,263	1,239	14,024	NM	144	13	131	NM	3.77%	4.32%	-0.55%
Unearned origination fees, net of origination costs	(1,914)	(2,661)	747	28.1%

Total loans[1,2]	669,196	661,934	7,262	1.1%	10,225	10,686	(461)	-4.3%	6.18%	6.59%	-0.41%
Short-term investments	43,044	52,462	(9,418)	-18.0%	40	33	7	21.2%	0.37%	0.25%	0.12%
Long-term investments	221,891	214,869	7,022	3.3%	787	933	(146)	-15.6%	1.59%	1.86%	-0.27%

Total investments	264,935	267,331	(2,396)	-0.9%	827	966	(139)	-14.4%	1.40%	1.56%	-0.16%

Interest-earning assets	934,131	929,265	4,866	0.5%	11,052	11,652	(600)	-5.1%	4.82%	5.14%	-0.32%
Nonearning assets	112,741	110,804	1,937	1.7%

Total	$1,046,872	$1,040,069	$6,803	0.7%

Interest-bearing deposits	$586,665	$594,249	($7,584)	-1.3%	$487	$779	($292)	-37.5%	0.33%	0.53%	-0.20%
Borrowings	38,531	36,338	2,193	6.0%	211	198	13	6.6%	2.19%	2.20%	-0.01%

Total interest-bearing liabilities	625,196	630,587	(5,391)	-0.9%	698	977	(279)	-28.6%	0.45%	0.63%	-0.18%
Demand deposits and other noninterest-bearing liabilities	294,335	290,875	3,460	1.2%
Equity	127,341	118,607	8,734	7.4%

Total	$1,046,872	$1,040,069	$6,803	0.7%

Net interest income					$10,354	$10,675	($321)	-3.0%

Net tax equivalent margin on earning assets[3]									4.53%	4.72%	-0.19%

[1]	Loan fees recognized during the period and included in the yield calculation totalled $612,000 and $604,000 in the first quarter of 2012 and 2011, respectively.
[2]	Average nonaccrual loans included in the computation of the average loans were $6.8 million and $10.9 million in the first quarter of 2012 and 2011, respectively.
[3]

Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2012 and 2011.

Analysis of Changes in Interest Income and Expense

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three month period ending March 31, 2012 as compared to the same period in 2011. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Quarter ended March 31, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($28)	($433)	($461)
Long-term investments	43	(189)	(146)
Short-term investments	(4)	12	8

Total interest income	$11	($610)	($599)

Interest Expense:
Deposits:
Interest-bearing deposits	($10)	(282)	($292)
Borrowings	14	(1)	13

Total interest expense	$4	($283)	($279)

Provision for Loan Losses

The provision for loan losses was $89,000 and $549,000 for the quarters ending March 31, 2012 and 2011, respectively. The Company had net charge offs of $304,000 and net recoveries of $184,000 the first quarters of 2012 and 2011, respectively. At March 31, 2012, the Allowance was $16.3 million, or 2.45% of total loans as compared to $15.1 million, or 2.31% of total loans a year ago. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the first quarter of 2012 increased $429,000, or 15%, to $3.2 million as compared to $2.8 million for the first quarter of 2011. This increase is primarily due to increases of $353,000, $106,000 and $86,000, respectively, in earnings from RML, other income, and purchased receivable income. The increase in other income is primarily the result of increases in miscellaneous loan fees, merchant fees, and in the Company’s share of income from its affiliate Pacific Wealth Advisors, LLC, (“PWA”) which is accounted for using the equity method. In addition, the Company earned $17,000 in the first quarter of 2012 from its 41% interest in Elliott Cove Insurance Agency, LLC (“ECIA”), which it purchased in the fourth quarter of 2011 and accounts for using the equity method. The increase in purchased receivable income resulted from higher average balances. These increases were partially offset by a $236,000 decrease in in gains on the sale of securities in the first quarter of 2012 as compared to the same period in 2011.

Other Operating Expense

Other operating expense for the first quarter of 2012 increased $432,000, or 5%, to $9.8 million as compared to $9.3 million for the first quarter of 2011. This increase was primarily due to an increase of $390,000 in salaries and other personnel expense primarily due to higher medical claims costs as well as increased salaries, payroll taxes and miscellaneous other personnel benefit costs. OREO expense, net of rental income and gains on the sale of OREO properties, also increased by $236,000, as compared to the first quarter of 2011, primarily due to decreased gains on the sale and rental income attributable to OREO properties. Additionally, occupancy expense increased $86,000 in the first quarter of 2012 as compared to the same period in 2011 primarily due to increased snow removal costs due to record snowfall in Anchorage, and professional and outside services increased $81,000 due to increased consulting fees related to the

Company’s salaries and other personnel benefits programs and increased accounting fees. These increases were partially offset by a decrease of $318,000 in insurance expense due to lower FDIC insurance premiums and a decrease in Keyman insurance expense that arose from increases in the cash surrender value of assets held under the Company’s policies.

Income Taxes

The provision for income taxes in the first quarter of 2012 was consistent with the same period in 2011. The tax rates for the first quarter of 2012 decreased to 28% from 29% in the first quarter of 2011 due to an increase in tax exempt income on investment gains on the cash surrender value of assets held under the Company’s keyman policies relative to the level of taxable income.

FINANCIAL CONDITION

Balance Sheet Overview

Investment Securities

Investment securities at March 31, 2012 decreased $5.7 million, or 3%, to $220.2 million from $225.9 million at December 31, 2011, and increased $32.3 million, or 17%, from $187.9 million at March 31, 2011. The decrease at March 31, 2012 as compared to December 31, 2011 is due to the use of proceeds from the sale and maturity of investment securities to fund loan growth. The increase from prior year is due to the purchase of available for sale securities with funds from interest bearing deposits at other banks.

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

Loans are the highest yielding component of our earning assets. Loans comprised 72% and 71% of total average earning assets for the three-month periods ending March 31, 2012 and 2011, respectively. The yield on loans averaged 6.18% and 6.59% for these same periods. See the Net Interest Income section for further discussion of average balances and yields for the three-month periods ending March 31, 2012 and 2011.

The loan portfolio increased by $9.9 million, or 2%, to $664.3 million at March 31, 2012 from $654.3 million at March 31, 2011. The loan portfolio increased by $18.7 million, or 3%, at March 31, 2012 from $645.6 million at December 31, 2011. The increases for both periods are primarily due to a higher level of real estate term loans. The following table details the changes in loan balances by loan type:

	March 31, 2012		December 31, 2011		March 31, 2011
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
	(In Thousands)
Commercial	$246,147	37.1%	$252,689	39.1%	$241,540	36.9%
Real estate construction	36,592	5.5%	40,182	6.2%	62,082	9.5%
Real estate term	345,675	52.0%	315,860	48.9%	311,080	47.5%
Home equity lines and other consumer	39,119	5.9%	39,834	6.2%	42,600	6.5%

Subtotal	$667,533		$648,565		$657,302
Less: Unearned origination fee,
net of origination costs	(3,275)	-0.5%	(3,003)	-0.5%	(2,961)	-0.5%

Total loans	$664,258		$645,562		$654,341

Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase during the remainder of 2012 mainly in the commercial and real estate term areas.

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

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. The total charge-off rate for nonperforming loans as of March 31, 2012 and 2011 was 42% and 18%, respectively.

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

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average year loss history for each segment and class. In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years. Management made this change because we believe that continuing to include the elevated loss experience from 2007 that occurred as a result of the economic downturn from that time is appropriate.

After the Company calculates a general allocation using its loss history, the general reserve is then adjusted for qualitative factors by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

•

An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in the Company’s loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.

At March 31, 2012, the unallocated portion of the Allowance as a percentage of the total Allowance was 20%. The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2011 and 15% at March 31, 2011. Management believes that the increase in unallocated portion of the Allowance as of March 31, 2012 is appropriate due to an increase in the Company’s commitments to large borrowers.

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$16,503	$14,406
Charge-offs:
Commercial	231	473
Real estate construction	426	—
Real estate term	—	—
Home equity lines and other consumer	—	—

Total charge-offs	657	473
Recoveries:
Commercial	349	590
Real estate construction	—	1
Real estate term	—	53
Home equity lines and other consumer	4	13

Total recoveries	353	657
Net, (recoveries) charge-offs	304	(184)
Provision for loan losses	89	549

Balance at end of period	$16,288	$15,139

While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the Company’s Allowance is inadequate, they may require the Company to increase the Allowance, which may adversely impact the Company’s net income and financial condition.

Deposits

Deposits are the Company’s primary source of funds. Total deposits decreased $9.8 million to $901.4 million at March 31, 2012, from $911.2 million at December 31, 2011, and decreased $31.8 million from $933.2 million at March 31, 2011. The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends. Total average deposits decreased $25.1 million to $872.3 million for the first quarter of 2012 from the fourth quarter of 2011 and decreased $6.6 million from the first quarter of March 31, 2011. In April 2012 Northrim launched a new marketing campaign titled “100% 907” (based on the Alaska area code 907) to broaden and deepen the Company’s relationship with our local communities and expects that this campaign will increase total deposits. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2012, December 31, 2011, or March 31, 2011.

Borrowings

At March 31, 2012, the Company’s maximum borrowing line from the FHLB was $129.7 million, approximately 12% of the Company’s assets. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At March 31, 2012, December 31, 2011, and March 31, 2011, the Company had no outstanding balances on the borrowing line.

The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At March 31, 2012, December 31, 2011, and March 31, 2011, the outstanding balance on this loan was $4.6 million, $4.6 million, and $4.7 million, respectively. This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

In addition to the borrowings for the building, the Company had $690,000 in other borrowings outstanding at March 31, 2011 which consisted of short-term borrowings from the Federal Reserve Bank for Treasury tax deposits. There were no other borrowings outstanding at March 31, 2012 and December 31, 2011.

At March 31, 2012, December 31, 2011, and March 31, 2011, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee. In addition to the $92.4 million of cash and due from banks and interest bearing deposits in other banks and $183.9 million in unpledged available for sale securities held at March 31, 2012, the Company had additional funding sources which include fed fund borrowing lines and advances available at the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of approximately $106.7 million as of March 31, 2012.

At March 31, 2012, $32.7 million in securities, or 15%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $21.5 million, or 11%, at March 31, 2011. As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.6 million for the first three months of 2012. Net sales of loans held for sale provided $15.6 million of this total. Net cash of $6 million was used by investing activities for the same period, mostly due to loan fundings in excess of paydowns. The $11.7 million of cash used by financing activities for the period primarily consisted of a $9.8 million decrease in deposits.

The Company issued 1,927 shares of its common stock through the exercise of stock options in the first quarter of 2012 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2012, the Company had approximately 6.5 million shares of its common stock outstanding.

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

The requirements address both risk-based capital and leverage capital. At March 31, 2012, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2012.

	Adequately- Capitalized	Well- Capitalized	Actual Ratio BHC	Actual Ratio Bank

Tier 1 risk-based capital	4.00%	6.00%	15.04%	13.72%
Total risk-based capital	8.00%	10.00%	16.30%	14.97%
Leverage ratio	4.00%	5.00%	13.31%	12.14%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $233.8 million, $190 million, and $218 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

The Company has no capital commitments as of March 31, 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2012 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2012, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  1A. RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors have not materially changed as of March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the three months ending March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

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

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2012, December 31, 2011 and March 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 7, 2012	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 7, 2012	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)