Form 10-Q
period 2012-06-30
NORTHRIM BANCORP INC
filed 2012-08-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to____

Commission File Number 000-33501

NORTHRIM BANCORP, INC.

(Exact name of registrant as specified in its charter)

Alaska                                                                                                 92-0175752

(State or other jurisdiction of incorporation or organization)                                                         (I.R.S. Employer Identification No.)

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

Yes ☒     No ⁬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ⁬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ⁬                    Accelerated filer ☒ Non-accelerated filer ⁬        Smaller reporting company ⁬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ⁬     No  ☒

The number of shares of the issuer's Common Stock outstanding at August 6, 2012 was 6,470,518.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Northrim Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

June 30, 2012,  December 31, 2011 and June 30, 2011

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,560	$30,644	$33,101
Interest bearing deposits in other banks	76,144	60,886	112,730
Investment securities available for sale	189,247	222,083	182,878
Investment securities held to maturity	3,601	3,819	5,142
Total portfolio investments	192,848	225,902	188,020

Investment in Federal Home Loan Bank stock	2,003	2,003	2,003
Loans held for sale	22,629	27,822	-
Loans	656,850	645,562	634,130
Allowance for loan losses	(16,490)	(16,503)	(15,574)
Net loans	662,989	656,881	618,556
Purchased receivables, net	23,650	30,209	14,743
Accrued interest receivable	2,801	2,898	2,745
Other real estate owned	6,448	5,183	5,083
Premises and equipment, net	27,797	27,993	28,774
Goodwill and intangible assets	8,292	8,421	8,556
Other assets	34,545	34,238	35,026
Total assets	$1,072,077	$1,085,258	$1,049,337

LIABILITIES
Deposits:
Demand	$298,953	$324,039	$296,508
Interest-bearing demand	139,220	141,572	130,736
Savings	83,100	79,610	74,142
Alaska CDs	102,481	102,384	101,945
Money market	164,942	154,987	152,004
Certificates of deposit less than $100,000	42,634	45,468	49,458
Certificates of deposit greater than $100,000	63,443	63,188	79,377
Total deposits	894,773	911,248	884,170
Securities sold under repurchase agreements	15,265	16,348	11,616
Borrowings	4,553	4,626	4,696
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	8,503	9,043	8,288
Total liabilities	941,652	959,823	927,328

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,470,518; 6,466,763; and 6,433,438
shares issued and outstanding at June 30, 2012, December 31, 2011 and June 30, 2011	6,471	6,467	6,433
Additional paid-in capital	53,411	53,164	52,953
Retained earnings	69,482	65,469	61,412
Accumulated other comprehensive income	984	283	1,169
Total Northrim BanCorp shareholders' equity	130,348	125,383	121,967
Noncontrolling interest	77	52	42
Total shareholders' equity	130,425	125,435	122,009
Total liabilities and shareholders' equity	$1,072,077	$1,085,258	$1,049,337

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In Thousands, Except Per Share Data)
Interest Income
Interest and fees on loans	$10,305	$10,709	$20,530	$21,396
Interest on investment securities-available for sale	718	663	1,467	1,534
Interest on investment securities-held to maturity	37	59	75	120
Interest on deposits in other banks	63	55	103	88
Total Interest Income	11,123	11,486	22,175	23,138

Interest Expense
Interest expense on deposits,
borrowings and junior subordinated debentures	627	904	1,325	1,881
Net Interest Income	10,496	10,582	20,850	21,257

Provision for loan losses	89	550	178	1,099
Net Interest Income After Provision for Loan Losses	10,407	10,032	20,672	20,158

Other Operating Income
Purchased receivable income	712	565	1,424	1,191
Employee benefit plan income	616	593	1,156	1,093
Service charges on deposit accounts	569	594	1,137	1,118
Electronic banking income	493	467	976	916
Equity in earnings from RML	405	270	706	218
Rental income	204	191	402	387
Gain on sale of securities	246	-	273	263
Other income	480	390	858	662
Total Other Operating Income	3,725	3,070	6,932	5,848

Other Operating Expense
Salaries and other personnel expense	5,154	5,200	10,860	10,516
Occupancy	920	997	1,916	1,907
Marketing expense	435	443	872	880
Equipment expense	342	292	636	596
Insurance expense	301	295	419	731
Professional and outside services	287	304	676	617
Software expense	270	277	521	517
Amortization of low income housing tax investments	234	235	462	451
Internet banking expense	185	158	357	311
OREO (income) expense, net rental income and gains on sale	118	(742)	215	(881)
Intangible asset amortization expense	65	71	129	141
Other operating expense	984	1,059	1,990	2,129
Total Other Operating Expense	9,295	8,589	19,053	17,915

Income Before Provision for Income Taxes	4,837	4,513	8,551	8,091
Provision for income taxes	1,551	1,198	2,577	2,232
Net Income	3,286	3,315	5,974	5,859
Less: Net income attributable to the noncontrolling interest	144	133	256	222
Net Income Attributable to Northrim BanCorp	$3,142	$3,182	$5,718	$5,637

Earnings Per Share, Basic	$0.49	$0.49	$0.88	$0.88
Earnings Per Share, Diluted	$0.48	$0.49	$0.87	$0.86
Weighted Average Shares Outstanding, Basic	6,469,909	6,431,060	6,468,724	6,429,895
Weighted Average Shares Outstanding, Diluted	6,573,729	6,549,744	6,570,094	6,548,557

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Net income		$3,315		$5,859
Other comprehensive income, net of tax:
Unrealized gains arising during the period	$934		$784
Reclassification adjustment for net gain realized in earnings	-		(263)
Net change in unrealized gains	$934		$521
Other comprehensive income		934		521
Comprehensive income		4,249		6,380
Less: comprehensive income attributable to the noncontrolling interest		(133)		(222)
Comprehensive income attributable to Northrim BanCorp		$4,116		$6,158

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Net income		$3,286		$5,974
Other comprehensive income, net of tax:
Unrealized gains arising during the period	$92		$974
Reclassification adjustment for net gain realized in earnings	(246)		(273)
Net change in unrealized gains	$(154)		$701
Other comprehensive income		(154)		701
Comprehensive income		3,132		6,675
Less: comprehensive income attributable to the noncontrolling interest		(144)		(256)
Comprehensive income attributable to Northrim BanCorp		$2,988		$6,419

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(Unaudited)
	(In Thousands)
Six Months Ended June 30, 2011
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

Cash dividend declared	-	-	-	(1,564)	-	-	(1,564)
Stock based compensation expense	-	-	263	-	-	-	263
Exercise of stock options	6	6	(6)	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	38	-	-	-	38
Distributions to noncontrolling interest	-	-	-	-	-	(230)	(230)
Change in unrealized holding gain
on available for sale securities, net of tax	-	-	-	-	521	-	521
Net income attributable to the noncontrolling interest	-	-	-	-	-	222	222
Net income attributable to Northrim BanCorp	-	-	-	5,637	-	-	5,637
Six Months Ended June 30, 2011	6,433	$6,433	$52,953	$61,412	$1,169	$42	$122,009

Six Months Ended June 30, 2012
Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(1,705)	-	-	(1,705)
Stock based compensation expense	-	-	225	-	-	-	225
Exercise of stock options	4	4	(6)	-	-	-	(2)
Excess tax benefits from share-based payment arrangements	-	-	28	-	-	-	28
Distributions to noncontrolling interest	-	-	-	-	-	(231)	(231)
Change in unrealized holding gain
on available for sale securities, net of tax	-	-	-	-	701	-	701
Net income attributable to the noncontrolling interest	-	-	-	-	-	256	256
Net income attributable to Northrim BanCorp	-	-	-	5,718	-	-	5,718
Six Months Ended June 30, 2012	6,471	$6,471	$53,411	$69,482	$984	$77	$130,425

See notes to the consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In Thousands)
Operating Activities:
Net income	$5,974	$5,859
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(273)	(263)
Depreciation and amortization of premises and equipment	821	868
Amortization of software	98	102
Intangible asset amortization	129	141
Amortization of investment security premium, net of discount accretion	145	117
Deferred tax (benefit) liability	(240)	(396)
Stock-based compensation	225	263
Excess tax benefits from share-based payment arrangements	(28)	(38)
Deferral of loan fees and costs, net	253	(346)
Provision for loan losses	178	1,099
Purchases of loans held for sale	(86,576)	-
Proceeds from the sale of loans held for sale	91,769	5,558
Gain on sale of other real estate owned	(26)	(805)
Impairment on other real estate owned	81	-
Equity in undistributed earnings from mortgage affiliate	37	181
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	97	656
Decrease in other assets	(784)	(4)
(Decrease) in other liabilities	(535)	(341)
Net Cash Provided by Operating Activities	11,345	12,651
Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(39,603)	(56,832)
Proceeds from sales/maturities of securities-available-for-sale	73,760	88,987
Proceeds from calls/maturities of securities-held-to-maturity	215	992
Purchases of domestic certificates of deposit	(1,500)	(2,000)
Investment in purchased receivables, net of repayments	6,559	1,786
(Increase) decrease in loans, net	(13,231)	37,115
Proceeds from sale of other real estate owned	199	7,294
Investment in other real estate owned	(18)	(28)
Loan to Elliott Cove, net of repayments	93	110
Purchases of premises and equipment	(625)	(627)
Net Cash (Used) Provided by Investing Activities	25,849	76,797
Financing Activities:
(Decrease) increase in deposits	(16,475)	(7,966)
(Decrease) in securities sold under repurchase agreements	(1,083)	(1,258)
(Decrease) increase in borrowings	(73)	(690)
Distributions to noncontrolling interest	(231)	(230)
Excess tax benefits from share-based payment arrangements	28	38
Cash dividends paid	(1,686)	(1,544)
Net Cash (Used) Provided by Financing Activities	(19,520)	(11,650)

Net Increase in Cash and Cash Equivalents	17,674	77,798
Cash and Cash Equivalents at Beginning of Period	79,530	66,033
Cash and Cash Equivalents at End of Period	$97,204	$143,831
Supplemental Information:
Income taxes paid	$3,197	$2,844
Interest paid	$1,327	$1,942
Transfer of loans to other real estate owned	$1,499	$982
Loans made to facilitate sales of other real estate owned	$199	$780
Cash dividends declared but not paid	$19	$20

See notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012 and 2011

1.  Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.  The Company determined that it operates as a single operating segment.  Operating results for the interim period ended June 30, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.  Significant Accounting Policies and Recent Accounting Pronouncements

            The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

            In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  Some of the amendments contained in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and has been applied prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

4.    Investment Securities

            The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$119,002	$504	$3	$119,503
Municipal securities	18,970	699	1	19,668
U.S. Agency mortgage-backed securities	47	3	-	50
Corporate bonds	46,518	515	186	46,847
Preferred stock	3,037	142	-	3,179
Total securities available for sale	$187,574	$1,863	$190	$189,247
Securities held to maturity
Municipal securities	$3,601	$242	$-	$3,843
Total securities held to maturity	$3,601	$242	$-	$3,843

December 31, 2011
Securities available for sale
U.S. Treasury and government sponsored entities	$160,529	$625	$50	$161,104
Municipal securities	16,260	675	-	16,935
U.S. Agency mortgage-backed securities	52	2	-	54
Corporate bonds	43,767	343	1,119	42,991
Preferred stock	996	3	-	999
Total securities available for sale	$221,604	$1,648	$1,169	$222,083
Securities held to maturity
Municipal securities	$3,819	$258	$-	$4,077
Total securities held to maturity	$3,819	$258	$-	$4,077

June 30, 2011
Securities available for sale
U.S. Treasury and government sponsored entities	$137,256	$874	$4	$138,126
Municipal securities	14,023	379	-	14,402
U.S. Agency mortgage-backed securities	58	2	-	60
Corporate bonds	29,553	785	48	30,290
Total securities available for sale	$180,890	$2,040	$52	$182,878
Securities held to maturity
Municipal securities	$5,142	$196	$-	$5,338
Total securities held to maturity	$5,142	$196	$-	$5,338

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  There were five securities with unrealized losses as of June 30, 2012 and 2011, respectively, that have been in a loss position for less than twelve months.  There were no securities with unrealized losses as of June 30, 2012 and June 30, 2011 that have been in an unrealized loss position for more than twelve months.  Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2012, $33.2 million in securities, or 17%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $24.2 million, or 13%, at June 30, 2011.  We held no securities of any single issuer

(other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2012,  December 31, 2011 or June 30, 2011.

The amortized cost and fair values of debt securities at June 30, 2012, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$29,996	$30,034	0.76%
1-5 years	89,006	89,469	0.73%
Total	$119,002	$119,503	0.74%

U.S. Agency mortgage-backed securities
5-10 years	$47	$50	4.45%
Total	$47	$50	4.45%

Corporate bonds
Within 1 year	$3,160	$3,195	2.88%
1-5 years	43,358	43,652	2.45%
Total	$46,518	$46,847	2.48%

Preferred stock
Over 10 years	3,037	3,179	5.88%
Total	$3,037	$3,179	5.88%

Municipal securities
Within 1 year	$2,414	$2,422	1.79%
1-5 years	9,897	10,137	2.01%
5-10 years	7,305	7,776	4.58%
Over 10 years	2,955	3,176	4.79%
Total	$22,571	$23,511	3.18%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2012 and 2011, respectively, are as follows:

	Proceeds	Gross Gains	Gross Losses
	(In Thousands)
2012
Available for sale securities	$30,424	$273	$-
2011
Available for sale securities	$6,987	$263	$-

A summary of interest income for the six months ending June 30, 2012 and 2011 on available for sale investment securities is as follows:

	2012	2011
	(In Thousands)
US Treasury and government sponsored entities	$553	$816
U.S. Agency mortgage-backed securities	1	1
Other	630	482
Total taxable interest income	$1,184	$1,299

Municipal securities	$283	$235
Total tax-exempt interest income	283	235
Total	$1,467	$1,534

For the periods ending June 30, 2012,  December 31, 2011 and June 30, 2011, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2012, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the six-month period ending June 30, 2012, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

5.  Loans Held for Sale

            The Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”), from time to time since 1999.  The Company then sells these loans in the secondary market.  The Company purchased $86.6 million and sold $91.8 in loans in the three-month period ending June 30, 2012.   The Company sold $5.6 million loans and did not purchase any loans in the three-month period ending June 30, 2011.

6.  Loans

The composition of the loan portfolio by segment, excluding loans held for resale, is presented below:

	June 30, 2012		December 31, 2011		June 30, 2011
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$240,395	36.6%	$252,689	39.1%	$232,765	36.7%
Real estate construction	40,922	6.2%	40,182	6.2%	47,639	7.5%
Real estate term	340,530	51.8%	315,860	48.9%	314,093	49.5%
Home equity lines and other consumer	38,260	5.8%	39,834	6.2%	42,458	6.7%
Subtotal	$660,107		$648,565		$636,955
Less: Unearned origination fee,
net of origination costs	(3,257)	(0.5)%	(3,003)	(0.5)%	(2,825)	(0.4)%
Total loans	$656,850		$645,562		$634,130

            At June 30, 2012,  approximately 19% of the portfolio was scheduled to mature over the next 12 months, and 20% was scheduled to mature between July 1, 2013, and June 30, 2017.

            As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications.  The Company utilizes a risk grading matrix to assign a risk classification to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the eight risk classifications are as follows:

•

Risk Code 1 - Excellent:  Loans in this grade are those where the borrower has substantial financial capacity, above average profit margins, and excellent liquidity.  Cash flow has been consistent and is well in excess of debt servicing requirements.  Loans in this grade may be secured by cash and/or negotiable securities having a readily ascertainable market value and may also be fully guaranteed by the U.S. Government, and other approved government and financial institutions.  Loans in this grade have borrowers with exceptional credit ratings and would compare to AA ratings as established by Standard & Poor's.

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

•

Risk Code 4 - Watch List:  Loans in this grade are acceptable, but additional attention is needed.  This is an interim classification reserved for loans that are intrinsically creditworthy but which require specific attention.  Loans may have documentation deficiencies that are deemed correctable, may be contrary to current lending policies, or may have insufficient credit or financial information.  Loans in this grade may also be characterized by borrower failure to comply with loan covenants or to provide other required information.  If such conditions are not resolved within 90 days from the date of the assignment of Risk Code 4, the loan may warrant further downgrade.

•

Risk Code 5 - Special Mention:  Loans in this grade have had a deterioration of financial condition or collateral value, but are still reasonably secured by collateral or net worth of the borrower.  Although the Company is presently protected from loss, potential weaknesses are apparent which, if not corrected, could cause future problems.  Loans in this classification warrant more than the ordinary amount of attention but have not yet reached the point of concern for loss.  Loans in this category have deteriorated sufficiently that they would have difficulty in refinancing.  Loans in this classification may show one or more of the following characteristics: inadequate loan documentation, deteriorating financial condition or control over collateral, economic or market conditions which may adversely impact the borrower in the future, unreliable or insufficient credit or collateral information, adverse trends in operations that are not yet jeopardizing repayment, or adverse trends in secondary repayment sources.

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

•

A risk rating is assigned for each loan at origination.  The risk ratings for commercial, real estate construction, and real estate term loans may change throughout the life of the loan as a multitude of risk factors change.  The risk rating for consumer loans may change as loans become delinquent.  Delinquent loans are those that are thirty days or more past due.

            The loan portfolio, segmented by risk class for the periods indicated, is shown below:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
June 30, 2012
Risk Code 1 - Excellent	$968	$-	$-	$426	$1,394
Risk Code 2 - Good	61,999	289	62,521	818	125,627
Risk Code 3 - Satisfactory	159,236	36,769	264,425	34,274	494,704
Risk Code 4 - Watch	6,837	451	1,370	1,909	10,567
Risk Code 5 - Special Mention	8,717	370	3,910	167	13,164
Risk Code 6 - Substandard	2,215	3,043	8,132	666	14,056
Risk Code 7 - Doubtful	423	-	172	-	595
Subtotal	$240,395	$40,922	$340,530	$38,260	$660,107
Less: Unearned origination fees, net of origination costs					(3,257)
					$656,850

December 31, 2011
Risk Code 1 - Excellent	$540	$-	$-	$575	$1,115
Risk Code 2 - Good	65,315	-	55,617	849	121,781
Risk Code 3 - Satisfactory	164,767	29,063	247,330	35,914	477,074
Risk Code 4 - Watch	8,033	3,579	1,102	1,497	14,211
Risk Code 5 - Special Mention	9,671	-	3,339	364	13,374
Risk Code 6 - Substandard	3,694	7,540	8,026	635	19,895
Risk Code 7 - Doubtful	669	-	446	-	1,115
Subtotal	$252,689	$40,182	$315,860	$39,834	$648,565
Less: Unearned origination fees, net of origination costs					(3,003)
					$645,562

June 30, 2011
Risk Code 1 - Excellent	$725	$-	$-	$704	$1,429
Risk Code 2 - Good	75,285	-	58,182	908	134,375
Risk Code 3 - Satisfactory	131,788	33,918	240,814	37,698	444,218
Risk Code 4 - Watch	8,842	3,431	1,285	2,193	15,751
Risk Code 5 - Special Mention	10,834	-	3,260	496	14,590
Risk Code 6 - Substandard	4,822	10,290	10,552	459	26,123
Risk Code 7 - Doubtful	469	-	-	-	469
Subtotal	$232,765	$47,639	$314,093	$42,458	$636,955
Less: Unearned origination fees, net of origination costs					(2,825)
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

            Nonaccrual loans totaled $5.9 million, $7.4 million and $9.6 million at June 30, 2012,  December 31, 2011, and June 30, 2011, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In Thousands)
Commercial	$2,169	$3,360	$4,218
Real estate construction	843	2,355	2,033
Real estate term	2,602	1,477	3,094
Home equity lines and other consumer	308	169	286
Total	$5,922	$7,361	$9,631

            Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total Financing Receivables
	(In Thousands)
June 30, 2012
Risk Code 1 - Excellent	$-	$-	$-	$-	$-	$1,394	$1,394
Risk Code 2 - Good	-	-	-	-	-	125,627	125,627
Risk Code 3 - Satisfactory	111	-	-	-	111	494,593	494,704
Risk Code 4 - Watch	3,037	-	-	-	3,037	7,530	10,567
Risk Code 5 - Special Mention	-	-	-	148	148	13,016	13,164
Risk Code 6 - Substandard	54	-	91	5,179	5,324	8,732	14,056
Risk Code 7 - Doubtful	-	-	-	595	595	-	595
Subtotal	$3,202	$-	$91	$5,922	$9,215	$650,892	$660,107
Less: Unearned origination fees, net of origination costs							(3,257)
							$656,850

December 31, 2011
Risk Code 1 - Excellent	$-	$-	$-	$-	$-	$1,115	$1,115
Risk Code 2 - Good	-	-	-	-	-	121,781	121,781
Risk Code 3 - Satisfactory	-	-	-	-	-	477,074	477,074
Risk Code 4 - Watch	387	170	-	-	557	13,654	14,211
Risk Code 5 - Special Mention	86	-	-	170	256	13,118	13,374
Risk Code 6 - Substandard	-	21	-	6,076	6,097	13,798	19,895
Risk Code 7 - Doubtful	2	-	-	1,115	1,117	(2)	1,115
Subtotal	$475	$191	$-	$7,361	$8,027	$640,538	$648,565
Less: Unearned origination fees, net of origination costs							(3,003)
							$645,562

June 30, 2011
Risk Code 1 - Excellent	$-	$-	$-	$-	$-	$1,429	$1,429
Risk Code 2 - Good	-	-	-	-	-	134,375	134,375
Risk Code 3 - Satisfactory	-	-	-	-	-	444,218	444,218
Risk Code 4 - Watch	99	22	-	-	121	15,630	15,751
Risk Code 5 - Special Mention	240	443	225	-	908	13,682	14,590
Risk Code 6 - Substandard	1,247	-	-	9,163	10,410	15,713	26,123
Risk Code 7 - Doubtful	-	-	-	468	468	1	469
Subtotal	$1,586	$465	$225	$9,631	$11,907	$625,048	$636,955
Less: Unearned origination fees, net of origination costs							(2,825)
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

            At June 30, 2012,  December 31, 2011 and June 30, 2011, the recorded investment in loans that are considered to be impaired was $14.2 million, $9.5 million, and $12.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

	Recorded Investment	Unpaid Principal Balance		Related Allowance		Average Recorded Investment		Interest Income Recognized
	(In Thousands)
June 30, 2012
With no related allowance recorded
Commercial - risk code 4 watch	$192		$192		$-		$260		$7
Commercial - risk code 5 special mention	294		294		-		285		11
Commercial - risk code 6 substandard	1,559		2,203		-		1,822		6
Commercial - risk code 8 loss	-		224		-		112		-
Real estate construction - risk code 3 satisfactory	2,827		2,827		-		2,900		134
Real estate term - risk code 5 special mention	1,074		1,152		-		1,068		32
Real estate term - risk code 6 substandard	4,035		4,035		-		4,071		163
Home equity lines and other consumer - risk code 4 watch	94		94		-		96		3
Home equity lines and other consumer - risk code 6 substandard	113		113		-		118		4
	$10,188		$11,134		$-		$10,732		$360
With an allowance recorded
Commercial - risk code 6 substandard	$265		$265		$141		$280		$-
Commercial - risk code 7 doubtful	423		423		401		434		-
Real estate construction - risk code 6 substandard	843		843		263		924		-
Real estate term - risk code 6 substandard	2,078		2,358		61		2,398		-
Real estate term - risk code 7 doubtful	172		446		6		309		-
Home equity lines and other consumer - risk code 6 substandard	227		227		49		228		-
	$4,008		$4,562		$921		$4,573		$-
Total
Commercial - risk code 4 watch	$192		$192		$-		$260		$7
Commercial - risk code 5 special mention	294		294		-		285		11
Commercial - risk code 6 substandard	1,824		2,468		141		2,102		6
Commercial - risk code 7 doubtful	423		423		401		434		-
Commercial - risk code 8 loss	-		224		-		112		-
Real estate construction - risk code 3 satisfactory	2,827		2,827		-		2,900		134
Real estate construction - risk code 6 substandard	843		843		263		924		-
Real estate term - risk code 5 special mention	1,074		1,152		-		1,068		32
Real estate term - risk code 6 substandard	6,113		6,393		61		6,469		163
Real estate term - risk code 7 doubtful	172		446		6		309		-
Home equity lines and other consumer - risk code 4 watch	94		94		-		96		3
Home equity lines and other consumer - risk code 6 substandard	340		340		49		346		4
	$14,196		$15,696		$921		$15,305		$360

December 31, 2011
With no related allowance recorded
Commercial - risk code 5 special mention	$327		$327		$-		$430		$23
Commercial - risk code 6 substandard	2,166		2,810		-		2,380		5
Real estate construction - risk code 6 substandard	1,349		1,527		-		1,463		-
Real estate term - risk code 5 special mention	170		248		-		193		-
Real estate term - risk code 6 substandard	2,455		2,545		-		2,371		102
Home equity lines and other consumer - risk code 5 special mention	97		97		-		49		5
Home equity lines and other consumer - risk code 6 substandard	52		52		-		53		-
	$6,616		$7,606		$-		$6,939		$135
With an allowance recorded
Commercial - risk code 6 substandard	$511		$511		$44		$687		$-
Commercial - risk code 7 doubtful	669		669		576		707		-
Real estate construction - risk code 6 substandard	1,006		1,006		494		1,024		-
Real estate term - risk code 6 substandard	204		204		5		215		-
Real estate term - risk code 7 doubtful	446		446		62		447		-
	$2,836		$2,836		$1,181		$3,080		$-
Total
Commercial - risk code 5 special mention	$327		$327		$-		$430		$23
Commercial - risk code 6 substandard	2,677		3,321		44		3,067		5
Commercial - risk code 7 doubtful	669		669		576		707		-
Real estate construction - risk code 6 substandard	2,355		2,533		494		2,487		-
Real estate term - risk code 5 special mention	170		248		-		193		-
Real estate term - risk code 6 substandard	2,659		2,749		5		2,586		102
Real estate term - risk code 7 doubtful	446		446		62		447		-
Home equity lines and other consumer - risk code 5 special mention	97		97		-		49		5
Home equity lines and other consumer - risk code 6 substandard	52		52		-		53		-
	$9,452		$10,442		$1,181		$10,019		$135

June 30, 2011
With no related allowance recorded
Commercial - risk code 5 special mention	$3,327		$3,925		$-		$3,423		$17
Commercial - risk code 6 substandard	552		552		-		596		19
Real estate construction - risk code 6 substandard	1,381		1,460		-		1,407		9
Real estate term - risk code 6 substandard	4,688		4,778		-		4,718		42
Home equity lines and other consumer - risk code 6 substandard	209		209		-		163		2
	$10,157		$10,924		$-		$10,307		$89
With an allowance recorded
Commercial - risk code 6 Substandard	$499		$499		$183		$678		$-
Commercial - risk code 7 doubtful	465		465		456		475		-
Real estate construction - risk code 6 substandard	1,568		1,613		57		1,573		-
Real estate term - risk code 6 Substandard	-		-		-		-		-
Home equity lines and other consumer - risk code 6 Substandard	-		-		-		-		-
	$2,532		$2,577		$696		$2,726		$-
Total
Commercial - risk code 5 special mention	$3,327		$3,925		$-		$3,423		$17
Commercial - risk code 6 substandard	1,051		1,051		183		1,274		19
Commercial - risk code 7 doubtful	465	-	465	-	456	-	475	-	-
Real estate construction - risk code 6 substandard	2,949		3,073		57		2,980		9
Real estate term - risk code 6 substandard	4,688		4,778		-		4,718		42
Home equity lines and other consumer - risk code 6 substandard	209		209		-		163		2
	$12,689		$13,501		$696		$13,033		$89

            The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

            Loans classified as troubled debt restructurings totaled $12.1 million, $4.5 million, and $3.7 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification:  A modification in which the interest rate is changed.

Term Modification:  A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification:  A modification in which the dollar amount of the payment is changed, or in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans that occurred during the six months ended June 30, 2012:

	June 30, 2012
	Accrual	Nonaccrual	Total
	Status	Status	Modifications
New Troubled Debt Restructurings	(In Thousands)
Commercial risk code 5 - special mention	$107	$-	$107
Commercial risk code 6 - substandard	85	-	85
Real estate construction risk code 3 - satisfactory	2,827	-	2,827
Real estate construction risk code 6 - substandard		843	843
Real estate term risk code 5 - special mention	397	-	397
Real estate term risk code 6 - substandard	1,886	2,077	3,963
Subtotal	$5,302	$2,920	$8,222

Existing Troubled Debt Restructurings	2,840	1,067	3,907
Total	$8,142	$3,987	$12,129

            The following table presents newly restructured loans that occurred during the six months ended June 30, 2012 by concession (terms modified):

		June 30, 2012
	Number	Rate	Term	Payment	Combination	Total
	of Contracts	Modification	Modification	Modification	Modification	Modifications
Pre-Modification Outstanding Recorded Investment:		(In Thousands)
Commercial risk code 5 - special mention	1	$-	$108	$-	$-	$108
Commercial risk code 6 - substandard	1	-	86	-	-	86
Real estate construction risk code 3 - satisfactory	1	-	-		2,827	2,827
Real estate construction risk code 6 - substandard	1	-	1,015	-	-	1,015
Real estate term risk code 5 - special mention	1	-	-	-	403	403
Real estate term risk code 6 - substandard	3	-	-	2,589	1,886	4,475
Total	8	$-	$1,209	$2,589	$5,116	$8,914

Post-Modification Outstanding Recorded Investment:
Commercial risk code 5 - special mention	1	$-	$107	$-	$-	$107
Commercial risk code 6 - substandard	1	-	85	-	-	85
Real estate construction risk code 3 - satisfactory	1	-	-	-	2,827	2,827
Real estate construction risk code 6 - substandard	1	-	843	-	-	843
Real estate term risk code 5 - special mention	1	-	-	-	397	397
Real estate term risk code 6 - substandard	3	-	-	2,077	1,886	3,963
Total	8	$-	$1,035	$2,077	$5,110	$8,222

The following table presents TDRs that occurred during the last twelve months that have defaulted in 2012.  These loans are past due, and they are nonaccrual loans:

		June 30, 2012	June 30, 2011
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings that Subsequently Defaulted:	(In Thousands)
Commercial risk code 5 - special mention	1	$192	$-
Commercial risk code 6 - substandard	2	478	-
Commercial risk code 7 - doubtful	1	216	-
Real estate construction risk code 6 - substandard	1	842	-
Real estate term risk code 6 - substandard	1	881	-
Home equity lines and other consumer risk code 5 - special mention	1	94	-
Total	7	$2,703	$-

            The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All troubled debt restructurings are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were two charge offs totaling $280,000 in the six months ended June 30, 2012 on loans that were later classified as troubled debt restructurings in the real estate term category.  Six troubled debt restructurings with a total recorded investment of $3.5 million had a specific impairment amount totaling $815,000 at June 30, 2012.

7.  Allowance for Loan Losses

            The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
	(In Thousands)
2012
Balance, beginning of period	$6,083	$1,218	$5,197	$599	$3,191	$16,288
Charge-Offs	-	-	(127)	-	-	(127)
Recoveries	223	12	-	5	-	240
Provision	880	22	323	270	(1,406)	89
Balance, end of period	$7,186	$1,252	$5,393	$874	$1,785	$16,490

Balance, end of period: Individually evaluated
for impairment	$542	$263	$67	$49	$-	$921

Balance, end of period: Collectively evaluated
for impairment	$6,644	$989	$5,326	$825	$1,785	$15,569

2011
Balance, beginning of period	$6,138	$1,876	$4,305	$601	$2,219	$15,139
Charge-Offs	(91)	-	(90)	(65)	-	(246)
Recoveries	109	12	-	10	-	131
Provision	547	(256)	755	373	(869)	550
Balance, end of period	$6,703	$1,632	$4,970	$919	$1,350	$15,574

Balance, end of period: Individually evaluated
for impairment	$513	$183	$0	$0	$-	$696

Balance, end of period: Collectively evaluated
for impairment	$6,190	$1,449	$4,970	$919	$1,350	$14,878

Six Months Ended June 30,	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated	Total
	(In Thousands)
2012
Balance, beginning of period	$6,783	$1,143	$5,529	$792	$2,256	$16,503
Charge-Offs	(231)	-	(553)	-	-	(784)
Recoveries	572	12	-	9	-	593
Provision	62	97	417	73	(471)	178
Balance, end of period	$7,186	$1,252	$5,393	$874	$1,785	$16,490

Balance, end of period: Individually evaluated
for impairment	$542	$263	$67	$49	$-	$921

Balance, end of period: Collectively evaluated
for impairment	$6,644	$989	$5,326	$825	$1,785	$15,569

2011
Balance, beginning of period	$6,374	$1,035	$4,270	$741	$1,986	$14,406
Charge-Offs	(564)	-	(90)	(65)	-	(719)
Recoveries	699	13	53	23	-	788
Provision	194	584	737	220	(636)	1,099
Balance, end of period	$6,703	$1,632	$4,970	$919	$1,350	$15,574

Balance, end of period: Individually evaluated
for impairment	$513	$183	$0	$0	$-	$696

Balance, end of period: Collectively evaluated
for impairment	$6,190	$1,449	$4,970	$919	$1,350	$14,878

            The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Total
	(In Thousands)
June 30, 2012
Balance, end of period	$240,395	$40,922	$340,530	$38,260	$660,107

Balance, end of period: Individually evaluated
for impairment	$2,733	$3,670	$7,359	$434	$14,196

Balance, end of period: Collectively evaluated
for impairment	$237,662	$37,252	$333,171	$37,826	$645,911

June 30, 2011
Balance, end of period	$232,765	$47,639	$314,093	$42,458	$636,955

Balance, end of period: Individually evaluated
for impairment	$4,843	$2,949	$4,688	$209	$12,689

Balance, end of period: Collectively evaluated
for impairment	$227,922	$44,690	$309,405	$42,249	$624,266

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

	Total	Commercial	Real estate construction	Real estate term	Home equity lines and other consumer	Unallocated
		(In Thousands)
June 30, 2012
Individually evaluated for impairment:
Risk Code 6 - Substandard	$515	$141	$-	$325	$49	$-
Risk Code 7 - Doubtful	406	400	-	6	-	-

Collectively evaluated for impairment:
Risk Code 2 - Good	14	8	-	6
Risk Code 3 - Satisfactory	11,364	4,888	1,065	4,845	566	-
Risk Code 4 - Watch	413	139	10	16	248	-
Risk Code 5 - Special Mention	1,630	1,584	6	32	8	-
Risk Code 6 - Substandard	363	26	171	163	3	-
Risk Code 7 - Doubtful	-	-	-	-	-	-
Unallocated	1,785	-	-	-	-	1,785
	$16,490	$7,186	$1,252	$5,393	$874	$1,785

June 30, 2011
Individually evaluated for impairment:
Risk Code 6 - Substandard	$240	$57	$183	$-	$-	$-
Risk Code 7 - Doubtful	456	456	-	-	-	-

Collectively evaluated for impairment:
Risk Code 3 - Satisfactory	9,512	3,809	1,041	4,094	568	-
Risk Code 4 - Watch	513	143	68	13	289	-
Risk Code 5 - Special Mention	2,271	2,180	-	31	60	-
Risk Code 6 - Substandard	1,232	58	340	832	2	-
Risk Code 7 - Doubtful	-	-	-	-	-	-
Unallocated	1,350	-	-	-	-	1,350
	$15,574	$6,703	$1,632	$4,970	$919	$1,350

            At June 30, 2012, the Company’s ratio of nonperforming loans compared to portfolio loans was 0.92%.  The Company’s ratio of Allowance compared to portfolio loans at June 30, 2012 was 2.51%.

8.  Goodwill and Other Intangibles

            The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There was no indication of impairment as of June 30, 2012.  The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that there will not be an impairment charge to earnings during 2012 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.  Deposit Activities

            Total deposits at June 30, 2012,  December 31, 2011 and June 30, 2011 were $894.8 million, $911.2 million and $884.2 million, respectively.  The only deposit category with stated maturity dates is certificates of deposit.  At June 30, 2012, the Company had $106.1 million in certificates of deposit as compared to certificates of deposit of $108.7 million and $128.8 million, for the periods ending December 31, 2011 and June 30, 2011, respectively.  At June 30, 2012, $73.9 million, or 70%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $75.1 million, or 69%, of total certificates of deposit at December 31, 2011, and $89.2 million, or 69%, of total certificates of deposit at June 30, 2011.

10.    Stock Incentive Plan

            The Company adopted the 2010 Stock Option Plan (“2010 Plan”) following shareholder approval of the 2010 Plan at the 2010 Annual Meeting.  Subsequent to the adoption of the 2010 Plan, no additional grants may be issued under the prior plans.  The 2010 Plan provides for grants of up to 348,232 shares, which includes any shares subject to stock awards under the previous stock option plans.

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

            The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model.  For the quarters ended June 30, 2012 and 2011, the Company recognized $15,000 and $17,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  For the six months ended June 30, 2012 and 2011, the Company recognized $30,000 and $34,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended June 30, 2012 and 2011, were $94,000 and $103,000, respectively.  The Company withheld $98,000 and $103,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended June 30, 2012 and 2011, respectively.  Proceeds from the exercise of stock options in the six months ended June 30, 2012 and 2011, were $158,000 and $179,000, respectively.  The Company withheld $161,000, and $179,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.  For the three months ended June 30, 2012 and 2011, the Company recognized $98,000 and $112,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  For the six months ended June 30, 2012 and 2011, the Company recognized $196,000 and $229,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

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

Loans:  Fair value adjustments for loans are mainly related to credit risk, interest rate risk, required equity return, and liquidity risk.  Credit risk is primarily addressed in the financial statements through the Allowance (see Note 7).  Loans are valued using a discounted cash flow methodology and are pooled based on type of interest rate (fixed or adjustable) and maturity.  A discount rate was developed based on the relative risk of the cash flows, taking into account the maturity of the loans and liquidity risk.  Impaired loans are carried at fair value.  Specific valuation allowances are included in the Allowance.

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

Assets subject to nonrecurring adjustment to fair value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, impaired loans, and other real estate owned (“OREO”) at fair value on a nonrecurring basis in accordance with GAAP.  Any nonrecurring adjustments to fair value usually result from the write down of individual assets.

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

The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation.  These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors.  The Company believes that recording other real estate owned that is not fully constructed based on as if complete values is more appropriate than recording other real estate owned that is not fully constructed using as is values.  We concluded that as is complete values are appropriate for these types of projects based on the accounting guidance for capitalization of project costs and subsequent measurement of the value of real estate.  GAAP specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates.  The Company adjusts the carrying value of other real estate owned in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.

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

            Estimated fair values as of the periods indicated are as follows:

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$110,704	$110,704	$91,530	$91,530	$143,831	$143,831

Level 2 inputs:
Investment securities	194,851	195,093	227,905	228,163	188,020	188,216
Accrued interest receivable	2,801	2,801	2,898	2,898	2,745	2,745

Level 3 inputs:
Loans and loans held for sale, net	662,989	655,950	656,881	649,907	618,556	615,464
Purchased receivables	23,650	23,650	30,209	30,209	14,743	14,743

Financial liabilities:
Level 2 inputs:
Deposits	$894,773	$894,358	$911,248	$910,927	$884,170	$883,317
Securities sold under repurchase agreements	15,265	15,265	16,348	16,348	11,616	11,616
Borrowings	4,553	4,193	4,626	4,066	4,696	3,993
Junior subordinated debentures	18,558	17,620	18,558	17,356	18,558	15,106
Accrued interest payable	50	50	52	52	239	239

Unrecognized financial instruments:
Commitments to extend credit(1)	$223,832	$2,238	$173,834	$1,738	$204,899	$2,049
Standby letters of credit(1)	21,484	215	16,172	162	18,240	182
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012	(In Thousands)
Available for sale securities
U.S. Treasury and government sponsored entities	$119,503	$-	$119,503	$-
Municipal securities	19,668	-	19,668	-
U.S. Agency mortgage-backed securities	50	-	50	-
Corporate bonds	46,847	-	46,847	-
Preferred stock	3,179	-	3,179	-
Total	$189,247	$-	$189,247	$-

December 31, 2011
Available for sale securities
U.S. Treasury and government sponsored entities	$161,104	$-	$161,104	$-
Municipal securities	16,935	-	16,935	-
U.S. Agency mortgage-backed securities	54	-	54	-
Corporate bonds	42,991	-	42,991	-
Preferred stock	999	-	999	-
Total	$222,083	$-	$222,083	$-

June 30, 2011
Available for sale securities
U.S. Treasury and government sponsored entities	$138,126	-	$138,126	$-
Municipal securities	14,402	-	14,402	-
U.S. Agency mortgage-backed securities	60	-	60	-
Corporate bonds	30,290	-	30,290	-
Total	$182,878	$-	$182,878	$-

As of and for the three months ending June 30, 2012 and 2011, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
June 30, 2012	(In Thousands)
Loans measured for impairment[1]	$4,008	$-	$2,920	$1,088	$(259)
Other real estate owned[2]	639	-	-	639	81
Total	$4,647	$-	$2,920	$1,727	$(178)
December 31, 2011
Loans measured for impairment[1]	$2,836	$-	$204	$2,632	$797
Other real estate owned[2]	$1,432	$-	$-	$1,432	$92
Total	$4,268	$-	$204	$4,064	$889
June 30, 2011
Loans measured for impairment[1]	$2,532	$-	$1,636	$896	$313
Total	$2,532	$-	$1,636	$896	$313
[1] Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP.

[2]Relates to certain impaired other real estate owned.  This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions.

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

            The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies.  The Company’s critical accounting policies include those that address the accounting for the Allowance, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2011.  Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

            See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements that became effective in 2012 and discussion of the impact of their adoption on the Company’s consolidated financial statements.

Update on Economic Conditions

The Company continues to see progress on a number of resource development projects including a significant project located offshore of Alaska’s north coast in the Chukchi and Beaufort Seas.

The Company’s business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy, which is significantly affected by the development of natural resources.  Bloomberg recently reported on Interior Secretary Ken Salazar’s comments on June 26, 2012 as follows:  “Royal Dutch Shell Plc (RDSA) will begin drilling off Alaska’s north coast in the third quarter,” Interior Secretary Ken Salazar said as he outlined U.S. plans to advance Arctic energy production.   “We anticipate that there will be exploration with the initial wells going in by Shell this summer,” Salazar said in an interview at a meeting of energy ministers in Trondheim, Norway. “We have now pending exploration plans that have been submitted by other companies as well.’  Shell is awaiting U.S. approval of the final permits to develop leases bought in 2005 and 2008. ConocoPhillips (COP) and Statoil ASA (STL) also won rights in the region and plan to join The Hague-based Shell in the area last explored in the early 1990s.

Recent Developments

New Proposed Capital Rules: On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”).  The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to the Bank and the Company.  The Proposed Rules include requirements contemplated by Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III”.

The Proposed Rules include new risk-based and leverage capital ratio requirements, which would be phased in beginning in 2013 and be fully implemented January 1, 2015, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the Proposed Rules would be: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments.

The Proposed Rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements.  The conservation buffer would consist entirely of common equity Tier 1 capital and, when added to the capital requirements, would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions would be phased in beginning in 2013 and be fully implemented January 1, 2015.  The prompt correction action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds.  For example, under the proposed prompt corrective action rules, insured depository institutions would be required to meet the following capital levels in order to qualify as “well capitalized”:  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Proposed Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn would affect the calculation of risk based ratios.  These new calculations would take effect beginning January 1, 2015.  Under the Proposed Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including residential mortgages, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on accrual, foreign exposures and certain corporate exposures.  In addition, the Proposal Rules include (i) alternative standards of creditworthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

The deadline for comments on the Proposed Rules is September 7, 2012.  We cannot predict at this time when or in what form final rules will be adopted.

Highlights and Summary of Performance – Second Quarter of 2012

▪	Diluted earnings per share in the second quarter of 2012 were $0.48, compared to $0.49 per diluted share in the quarter ended June 30, 2011.
▪

Northrim paid a quarterly cash dividend of $0.13 per share in the second quarter of 2012, compared to a quarterly cash dividend of $0.12 per share in the second quarter of 2011, which provides a yield of approximately 2.4% at current market share prices.

▪

At quarter end, tangible book value was $18.86 per share, up from $18.09 at December 31, 2011 and $17.63 per share at June 30, 2011.  Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of common shares outstanding.  The GAAP measure of book value is total shareholders’ equity divided by the number of common shares outstanding.  Book value was $20.14 at June 30, 2012 as compared to $19.39 at December 31, 2011 and $18.96 at June 30, 2011.

▪

Other operating income, which includes revenues from financial services affiliates, service charges, and electronic banking, contributed 26.2% to second quarter 2012 total revenues, compared to 22.5% of second quarter 2011 total revenues.

▪

Northrim remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2012 of 15.44%, compared to 15.20% at December 31, 2011 and 15.59% at June 30, 2011.  Tangible common equity to tangible assets was 11.47% at June 30, 2012, up from 10.86% at December 31, 2011 and 10.90% a year ago.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 12.17% at June 30, 2012 as compared to 11.56% at December 31, 2011 and 11.63% at June 30, 2011.

▪

At June 30, 2012, nonperforming assets were $12.5 million, or 1.16% of total assets, compared to $12.5 million, or 1.16% of total assets at the end of December 2011, and $16.9 million, or 1.61% of total assets a year ago.

▪

The allowance for loan losses totaled 2.51% of gross loans at June 30, 2012, down from 2.56% at December 31, 2011 and up from 2.46% a year ago.  The allowance for loan losses to nonperforming loans also increased to 274% at June 30, 2012, from 224% at December 31, 2011 and 133% a year ago.

▪	Second quarter 2012, net interest margin was 4.51%, down 14 basis points from the second quarter a year ago.

            The Company reported net income and diluted earnings per share of $3.1 million and $0.48, respectively, for the second quarter of 2012 compared to net income and diluted earnings per share of $3.2 million and $0.49, respectively, for the second quarter of 2011.   The slight decrease in net income from the prior year was the result of a number of factors.  The largest change in net income for the second quarter of 2012 as compared to the same period in 2011 is attributable to an increase in other operating expense due to decreased rental income and gains on the sale of other real estate owned (“OREO”).  The increase in other operating expense was nearly entirely offset by an increase in other operating income primarily due to increased gains on the sale of securities, purchased receivable income, and earnings from Residential Mortgage Holding Company LLC (“RML”), the Company’s mortgage affiliate.  Lastly, the provision for loan losses also decreased significantly in the second quarter of 2012 as compared to the same period in 2011, and the provision for income taxes increased primarily due to increased taxable income.

            Northrim’s total assets increased by 2% at June 30, 2012 as compared to June 30, 2011, with increases in loans, portfolio investments, and purchased receivables partially offset by a decrease in interest bearing deposits in other banks.  Total assets at June 30, 2012 decreased 1% as compared to December 31, 2011 primarily due to decreases in portfolio investments and purchased receivables, which were partially offset with increases in interest bearing deposits in other banks and loan growth.  Net loans increased to $663.0 million at June 30, 2012 as compared to $656.9 million at December 31, 2011 and $618.6 million a year ago.  This increase in the loan portfolio in the first six months of 2012 was primarily due to increases in real estate term loans.

Credit Quality

            Nonperforming assets:  Nonperforming assets at June 30, 2012 were consistent with December 31, 2011 and decreased by $2.5 million, or 17%, as compared June 30, 2011.  Nonaccrual loans at June 30, 2012 decreased $3.7 million, or 39%, year-over-year.  Other real estate owned increased $1.4 million, or 27%, as compared to and June 30, 2011, as a result of the addition of a property in Fairbanks which includes thirty seven lots that are ready for building and some unrestricted acreage.

            The following table summarizes total OREO activity for the three and six month periods ending June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Balance, beginning of the period	$6,657	$10,343	$5,183	$10,355
Transfers from loans, net	-	8	1,499	982
Investment in other real estate owned	1	14	18	28
Proceeds from the sale of other real estate owned	(149)	(6,154)	(199)	(7,294)
Gain on sale of other real estate owned, net	7	733	26	805
Deferred gain on sale of other real estate owned	13	139	2	207
Impairment on other real estate owned	(81)	-	(81)	-
Balance at end of period	$6,448	$5,083	$6,448	$5,083

            Potential problem loans:  Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, or impaired loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  At June 30, 2012, management had identified potential problem loans of $2.4 million as compared to potential problem loans of $4.6 million at December 31, 2011 and $8.6 million at June 30, 2011.  The decrease in potential problem loans at June 30, 2012 from December 31, 2011 is primarily due to the movement of two real estate term loans to the same borrower totaling $2.7 million from potential problem loans to nonaccrual status.  The decrease at June 30, 2012 as compared to June 30, 2011 is due to the movement of $4.8 million in loans to nonaccrual or OREO status, as well as pay downs and upgrades on several loans.

            Troubled debt restructurings (“TDRs”):  TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $8.1 million in loans classified as TDRs that were performing as of June 30, 2012.  Additionally, there were $4.0 million in TDRs included in nonaccrual loans at June 30, 2012 for a total of $12.1 million.  At December 31, 2011 and June 30, 2011 there were $2.3 million and $1.9 million, respectively, in loans classified as TDRs that were performing and $2.2 million and $1.8 million, respectively, in TDRs included in nonaccrual loans.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

            Net Income

            Net income attributable to Northrim BanCorp for the second quarter of 2012 decreased $40,000, or 1%, to $3.1 million as compared to $3.2 million for the same period in 2011.  This decrease was due to increases in other operating expense and the provision for income taxes and a slight decrease in net interest income.  These changes were partially offset by an increase in other operating income and a decrease in the provision for loan losses.

            Net income attributable to Northrim BanCorp for the six-month period ending June 30, 2012 increased $81,000, or 1%, to $5.7 million compared to $5.6 million for the same period in 2011.  This increase was due to an increase in other operating income and a decrease in the provision for loan losses.  These changes were partially offset by increases in other operating expense and the provision for income taxes and a slight decrease in net interest income.

               Net Interest Income / Net Interest Margin

            Net interest income for the second quarter of 2012 decreased $85,000, or 1%, as compared to the second quarter in 2011.  Net interest income for the six month period ending June 30, 2012 decreased $407,000, or 2%, as compared to the same period in 2011.  The decreases in both periods arose from reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities.  The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 14 and 16 basis points to 4.51% and 4.52%, respectively, for the three and six-month periods ending June 30, 2012 as compared to the same periods in 2011.

            Average loans, the largest category of interest-earning assets, increased by $25.0 million and $16.2 million, or 4% and 2%, to $677.2 million and $673.2 million in the three and six-month periods ending June 30, 2012, respectively, as compared to the same periods in 2011.  Average commercial loans, real estate term loans, and loans held for sale increased while real estate construction and home equity lines and other consumer loans decreased in the both periods as compared to the same periods in 2011.  Total interest income from loans decreased $404,000 and $866,000 for the three and six-month periods ending June 30, 2012, respectively, as compared to the same periods in 2011, due to decreased yields.

             Average investments changed less than 1% for both the three and six month periods ending June 30, 2012 as compared to the same periods in 2011.

            The average yield on interest-earning assets, which includes loans and investments, decreased 27 basis points to 4.77% for the second quarter of 2012 from 5.04% in the same period in 2011.  The average yield on interest-earning assets decreased 29 basis points to 4.80% for the six months ended June 30, 2012 from 5.09% in the same period in 2011.  The decrease in average yields in both periods arose from decreasing interest rates in both the loan and investment portfolios as new volume replaces old volume at lower current rates.

            Average interest-bearing liabilities increased $13.7 million, or 2%, to $634.9 million during the second quarter of 2012 as compared to $621.2 million for the same period in 2011.  Average interest-bearing liabilities increased $4.2 million, or 1%, to $630.1 million during the six months ended June 30, 2012 as compared to $625.9 million for the same period in 2011.  These increases  were the result of increased average interest-bearing deposit balances and increased balances in securities sold under repurchase agreements, which are classified as borrowings.

            The average cost of interest-bearing liabilities decreased $277,000, or 19 basis points, and $556,000, or 18 basis points, for the three and six month periods ending June 30, 2012, respectively, as compared to the same periods in 2011 due to declining market rates across all deposit types and borrowings.

            Components of Net Interest Margin

            The following tables compares average balances and rates as well as net tax equivalent margin on earning assets for the three and six months ending June 30, 2012 and 2011:

	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2012	2011	$	%	2012	2011	$	%	2012	2011	Change
	(In Thousands)
Commercial	$248,884	$244,273	$4,611	2%	$4,114	$4,161	$(47)	(1)%	6.65%	6.83%	(0.18)%
Real estate construction	37,235	58,953	(21,718)	(37)%	766	1,077	(311)	(29)%	8.27%	7.33%	0.94%
Real estate term	341,786	309,216	32,570	11%	4,721	4,785	(64)	(1)%	5.56%	6.21%	(0.65)%
Home equity lines and											0.00
other consumer	38,312	42,350	(4,038)	(10)%	590	686	(96)	(14)%	6.20%	6.50%	(0.30)%
Loans held for sale	12,768	-	12,768	NM	114	-	114	NM	3.59%	0.00%	3.59%
Unearned origination fees, net of
origination costs	(1,782)	(2,641)	859	(33)%
Total loans[1,2]	677,203	652,151	25,052	4%	10,305	10,709	(404)	(4)%	6.15%	6.62%	(0.47)%

Short-term investments	75,075	84,310	(9,235)	(11)%	63	55	8	15%	0.33%	0.26%	0.07%
Long-term investments	197,700	188,168	9,532	5%	755	722	33	5%	1.72%	1.69%	0.03%
Total investments	272,775	272,478	297	0%	818	777	41	5%	1.35%	1.25%	0.10%
Interest-earning assets	949,978	924,629	25,349	3%	11,123	11,486	(363)	(3)%	4.77%	5.04%	(0.27)%
Nonearning assets	114,569	109,562	5,007	5%
Total	$1,064,547	$1,034,191	$30,356	3%

Interest-bearing deposits	$597,878	$586,003	$11,875	2%	$422	$704	$(282)	(40)%	0.28%	0.48%	(0.20)%
Borrowings	37,066	35,219	1,847	5%	205	200	5	3%	2.18%	2.24%	(0.06)%
Total interest-bearing liabilities	634,944	621,222	13,722	2%	627	904	(277)	(31)%	0.39%	0.58%	(0.19)%
Demand deposits and other
noninterest-bearing liabilities	299,819	291,912	7,907	3%
Equity	129,784	121,057	8,727	7%
Total	$1,064,547	$1,034,191	$30,356	3%
Net interest income					$10,496	$10,582	$(86)	(1)%
Net tax equivalent margin on earning assets[3]									4.51%	4.65%	(0.14)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $663,000 and $680,000 in the second quarter of 2012 and 2011, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $6.3 million and $10.1 million in the second quarter of 2012 and 2011, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2012	2011	$	%	2012	2011	$	%	2012	2011	Change
	(In Thousands)
Commercial	$250,355	$243,707	$6,648	3%	$8,191	$8,229	$(38)	0%	6.58%	6.81%	(0.23)%
Real estate construction	38,431	61,338	(22,907)	(37)%	1,544	2,243	(699)	(31)%	8.08%	7.38%	0.70%
Real estate term	333,477	311,286	22,191	7%	9,332	9,530	(198)	(2)%	5.63%	6.17%	(0.54)%
Home equity lines and											0.00
other consumer	38,769	42,718	(3,949)	(9)%	1,205	1,381	(176)	(13)%	6.25%	6.52%	(0.27)%
Loans held for sale	14,015	616	13,399	NM	258	13	245	NM %	3.69%	4.32%	(0.63)%
Unearned origination fees, net of
origination costs	(1,848)	(2,650)	802	30%
Total loans[1,2]	673,199	657,015	16,184	2%	20,530	21,396	(866)	(4)%	6.17%	6.60%	(0.43)%

Short-term investments	59,059	68,474	(9,415)	(14)%	103	88	15	17%	0.34%	0.25%	0.09%
Long-term investments	209,796	201,445	8,351	4%	1,542	1,654	(112)	(7)%	1.65%	1.78%	(0.13)%
Total investments	268,855	269,919	(1,064)	0%	1,645	1,742	(97)	(6)%	1.37%	1.41%	(0.04)%
Interest-earning assets	942,054	926,934	15,120	2%	22,175	23,138	(963)	(4)%	4.80%	5.09%	(0.29)%
Nonearning assets	113,655	110,180	3,475	3%
Total	$1,055,709	$1,037,114	$18,595	2%

Interest-bearing deposits	$592,271	$590,103	$2,168	0%	$907	$1,487	$(580)	(39)%	0.31%	0.51%	(0.20)%
Borrowings	37,798	35,776	2,022	6%	418	394	24	6%	2.18%	2.22%	(0.04)%
Total interest-bearing liabilities	630,069	625,879	4,190	1%	1,325	1,881	(556)	(30)%	0.42%	0.60%	(0.18)%
Demand deposits and other
noninterest-bearing liabilities	297,078	291,396	5,682	2%
Equity	128,562	119,839	8,723	7%
Total	$1,055,709	$1,037,114	$18,595	2%
Net interest income					$20,850	$21,257	$(407)	(2)%
Net tax equivalent margin on earning assets[3]									4.52%	4.68%	(0.16)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $1.3 million in the six months ending June 30, 2012 and 2011, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $6.5 million and $10.5 million in the six months ending June 30, 2012 and 2011, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2011 and 2010.

            Analysis of Changes in Interest Income and Expense

            The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three month and six month periods ending June 30, 2012 as compared to the same period in 2011.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Quarter ended June 30, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$126	$(530)	$(404)
Long-term investments	25	8	33
Short-term investments	(6)	15	9
Total interest income	$145	$(507)	$(362)

Interest Expense:
Interest-bearing deposits	$14	$(296)	$(282)
Borrowings	10	(5)	5
Total interest expense	$24	$(301)	$(277)

	Six months ended June 30, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$265	$(1,131)	$(866)
Long-term investments	145	(257)	(112)
Short-term investments	(10)	25	15
Total interest income	$400	$(1,363)	$(963)

Interest Expense:
Interest-bearing deposits	$6	$(581)	$(581)
Borrowings	28	(9)	25
Total interest expense	$34	$(590)	$(556)

Provision for Loan Losses

            The provision for loan losses was $89,000 and $178,000 for the three and six-month periods ending June 30, 2012 and $550,000 and $1.1 million for the same periods in 2011, respectively.  The decrease in the provision for loan losses in both periods is primarily the result of an increase in the credit quality of the loan portfolio.  At June 30, the Allowance was $16.5 million, or 2.51% of total loans as compared to $15.6 million, or 2.46% of total loans a year ago.  See additional analysis of the Allowance in the Balance Sheet Overview section.

            Other Operating Income

            Other operating income for the second quarter of 2012 increased $655,000, or 21%, to $3.7 million as compared to $3.1 million for the second quarter of 2011.  This increase is primarily due to increases of $246,000, $147,000, $135,000 and $91,000, respectively, in gains on the sale of securities, purchased receivable income, equity in earnings from RML, and other income.  The increase in other income is primarily the result of increases in miscellaneous loan fees, merchant fees, and in the Company’s share of income from its affiliate Elliot Cove Insurance Agency, LLC, (“ECIA”) which is accounted for using the equity method.  The Company purchased a 41% interest in ECIA in the fourth quarter of 2011.  The increase in purchased receivable income resulted from higher average balances.

Changes in other operating income for the year-to-date as of June, 30 2012 are similar to those that occurred in the second quarter of 2012 as compared to 2011 discussed above. Other operating income increased $1.1 million as compared to the same period in 2011. This increase is primarily due to increases in equity in earnings from RML of $488,000, purchased receivable income of $233,000, and other income of $196,000.  Employee benefit plan income and electronic banking income also increased by $63,000 and $60,000, respectively, year-to-date as of June, 30 2012 as compared to the same period in 2011.

            Other Operating Expense

            Other operating expense for the second quarter of 2012 increased $706,000, or 8%, to $9.3 million as compared to $8.6 million for the second quarter of 2011.  This increase was primarily due to an increase of $860,000 in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased gains on the sale and rental income attributable to OREO properties.  This increase was partially offset by decreases of $77,000 and $75,000 in occupancy expense and other operating expense, respectively, as compared to the same period in 2011.  Occupancy expense decreased due to decreased costs for repairs and maintenance related to the Company’s main office building.  Other operating expense decreased primarily due to decreases in operational charge offs, expenses associated with loan collection costs, and shareholder costs.  These decreases were only partially offset by an increase in employee education expense.

            Other operating expense for the six-months ended June 30, 2012 increased $1.1 million, or 6%, to $19.1 million as compared to $17.9 million for the same period in 2011.  This increase was primarily due to an increase of $1.1 million in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased gains on the sale and rental income attributable to OREO properties.  Additionally, salaries and other personnel expense increased by $344,000 year-to-date as of June 30, 2012 as compared to the same period in 2011 due to higher salaries and related incentives and group medical expenses.  These increases were partially offset by a decrease in insurance expense of $312,000, primarily due to lower FDIC insurance premiums.

               Income Taxes

            The provision for income taxes for the three and six-month periods ending June 30, 2012 increased $353,000, or 29%, and $345,000, or 15%, respectively, as compared to the same periods in 2011 primarily due to an increase in net income before the provision for income taxes.  The tax rate for the second quarter of 2012 increased to 32% from 27% in the second quarter of 2011 due to a decrease in tax exempt income on investments as well as a decrease in tax exempt gains on the cash surrender value of assets held under the Company’s keyman policies relative to the level of taxable income.  The tax rate for the six-month period ending June 30, 2012 increased to 30% from 28% for the same period in 2011.

Financial Condition

Balance Sheet Overview

Investment Securities

            Investment securities at June 30, 2012 decreased $33.1 million, or 15%, to $192.8 million from $225.9 million at December 31, 2011, and increased $4.8 million, or 3%, from $188.0 million at June 30, 2011.  The decrease at June 30, 2012 as compared to December 31, 2011 is partially due to a decrease in total deposits of $16.5 million and also due to the fact that proceeds from the sale and maturity of investment securities were used to fund loan growth and placed in interest bearing deposits in other banks.  The increase from June 30, 2011 is due to the purchase of available for sale securities with funds from interest bearing deposits at other banks.

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

            Loans are the highest yielding component of our earning assets.    Loans comprised 71% of total average earning assets for the three and six-month periods ending June 30, 2012 and June 30, 2011, respectively.  The yield on loans averaged 6.15% and 6.17% for the three and six-month periods ending June 30, 2012 as compared to 6.62% and 6.60%, respectively, for the same periods in 2011.  See the “Net Interest Income/Net Interest Margin” and “Components of Net Interest Margin” sections for further discussion of average balances and yields for the three and six-month periods ending June 30, 2012 and 2011.

            The loan portfolio increased by $11.2 million, or 2%, to $656.9 million at June 30, 2012 from $645.6 million at December 31, 2011.  The loan portfolio increased by $22.7 million, or 4%, at June 30, 2012 from $634.1 million at June 30, 2011.  The increases for both periods are primarily due to a higher level of real estate term loans.  The following table details the changes in loan balances by loan type:

	June 30, 2012		December 31, 2011		June 30, 2011
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$240,395	36.6%	$252,689	39.1%	$232,765	36.7%
Real estate construction	40,922	6.2%	40,182	6.2%	47,639	7.5%
Real estate term	340,530	51.8%	315,860	48.9%	314,093	49.5%
Home equity lines and other consumer	38,260	5.8%	39,834	6.2%	42,458	6.7%
Subtotal	$660,107		$648,565		$636,955
Less: Unearned origination fee,
net of origination costs	(3,257)	(0.5)%	(3,003)	(0.5)%	(2,825)	(0.4)%
Total loans	$656,850		$645,562		$634,130

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

▪

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

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  The total charge-off rate for nonperforming loans as of June 30, 2012 and 2011 was 39% and 19%, respectively.

▪

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

▪

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

At June 30, 2012, the unallocated portion of the Allowance as a percentage of the total Allowance was 11%.  The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2011 and 9% at June 30, 2011.

             Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Balance at beginning of period	$16,288	$15,139	$16,503	$14,406
Charge-offs:
Commercial	-	91	231	564
Real estate construction	-	-	-	-
Real estate term	127	90	553	90
Home equity lines and
other consumer	-	65	-	65
Total charge-offs	127	246	784	719
Recoveries:
Commercial	223	109	572	699
Real estate construction	12	12	12	13
Real estate term	-	-	-	53
Home equity lines and
other consumer	5	10	9	23
Total recoveries	240	131	593	788
Net, (recoveries) charge-offs	(113)	115	191	(69)
Provision for loan losses	89	550	178	1,099
Balance at end of period	$16,490	$15,574	$16,490	$15,574

Additional disclosure regarding activity in the Allowance can be found in Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Deposits

            Deposits are the Company’s primary source of funds.  Total deposits decreased $16.5 million to $894.8 million at June 30, 2012, from $911.2 million at December 31, 2011, and increased $10.6 million from $844.2 million at June 30, 2011.  The Company’s deposits generally are expected to fluctuate according to the level of the Company’s market share, economic conditions, and normal seasonal trends.  Total average deposits increased $19.8 million to $897.7 million for the second quarter of 2012 from the second quarter of 2011 and increased $7.9 million for the six-month period ending June 30, 2012 as compared to the same period in 2011.  In April 2012 Northrim launched a new marketing campaign titled “100% 907” (based on the Alaska area code 907) to broaden and deepen the Company’s relationship with our local communities and expects that this campaign will increase total deposits.  There were no depositors with deposits representing 10% or more of total deposits at June 30, 2012, December 31, 2011, or June 30, 2011.

Borrowings

            At June 30, 2012, the Company’s maximum borrowing line from the FHLB was $130.3 million, approximately 12% of the Company’s assets.  FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At June 30, 2012, December 31, 2011, and June 30, 2011, the Company had no outstanding balances on the borrowing line.

            The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million.  At June 30, 2012, December 31, 2011, and June 30, 2011, the outstanding balance on this loan was $4.6 million, $4.6 million, and $4.7 million, respectively.  This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

            At June 30, 2012, December 31, 2011, and June 30, 2011, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

            Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee.  In addition to the $110.7 million of cash and due from banks and interest bearing deposits in other banks and $156.0 million in unpledged available for sale securities held at June 30, 2012, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $134.2 million as of Jun e 30, 2012.

At June 30, 2012, $33.2 million in securities, or 17%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $24.2 million, or 13%, at June 30, 2011.  As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $11.3 million for the first six months of 2012.  Net cash provided by investing activities was $25.8 million for the same period, mostly due to proceeds from the sale and maturity of available-for-sale securities, net of securities purchases and loan paydowns in excess of fundings.  The $19.5 million of cash used by financing activities for the period primarily consisted of a $16.5 million decrease in deposits.

The Company issued 1,828 shares of its common stock through the exercise of stock options in the second quarter of 2012 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.  At June 30, 2012, the Company had 6,470,518 million shares of its common stock outstanding.

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

            The requirements address both risk-based capital and leverage capital.  At June 30, 2012, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

             The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2012.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	15.44%	14.04%
Total risk-based capital	8.00%	10.00%	16.70%	15.30%
Leverage ratio	4.00%	5.00%	13.33%	12.12%

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

Off-Balance Sheet Items

            The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  As of June 30, 2012, December 31, 2011 and June 30, 2011, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $245.3 million, $190 million, and $223 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

The company has no capital commitments as of June 30, 2012.June 30, 2012

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of June 30, 2012 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we evaluated the effectiveness (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2012, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

            There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  During the normal course of its business, the Company is a party to various debtor-creditor legal actions, disputes, claims, and litigation related to the conduct of its banking business.  These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.  Management does not expect that the resolution of these matters will have a material effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

  For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  These risk factors have not materially changed as of June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a)-(b)   Not applicable

          (c) There were no stock repurchases by the Company during the three months ending June 30, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  MINE SAFETY DISCLOSURES

            None.

ITEM 5.  OTHER INFORMATION

            (a) Not applicable.

            (b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board.

ITEM 6.  EXHIBITS

31.1            Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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

101.INSXBRL Instance Document

101.SCHXBRL Schema Document

101.CALXBRL Calculation Linkbase Document

101.LABXBRL Labels Linkbase Document

101.PREXBRL Presentation Linkbase Document

101.DEFXBRL Definition Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at June 30, 2012,  December 31, 2011 and June 30, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

   August 6, 2012                                                 By  /s/ R. Marc Langland

                                                                                      R. Marc Langland

                                                                                      Chairman, President, and CEO

                                                                                      (Principal Executive Officer)

   August 6 , 2012                                                By  /s/ Joseph M. Schierhorn

                                                                                      Joseph M. Schierhorn

                                                                                      Executive Vice President, Chief Financial Officer

                                                                                      (Principal Financial and Accounting Officer)