Form 10-Q/A
period 2012-06-30
NORTHRIM BANCORP INC
filed 2012-10-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-Q/A to Northrim Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012 (the “Form 10-Q”) is to furnish a corrected interactive data file formatted in XBRL (Extensible Business Reporting Language) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  The corrected Exhibit 101 reflects changes to indicate the correct number of shares of authorized preferred stock and a calendar date correction to the number of outstanding shares of common stock.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 to this Form 10-Q/A are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

31.1*                       Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*                       Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*                       Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section

                                       906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2*                       Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section

                                       906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.**                         INSXBRL Instance Document

101. **                        SCHXBRL Schema Document

101. **                        CALXBRL Calculation Linkbase Document

101. **                        LABXBRL Labels Linkbase Document

101. **                        PREXBRL Presentation Linkbase Document

101. **                        DEFXBRL Definition Linkbase Document

*  Previously filed or furnished with Northrim Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012.

** Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

October 9, 2012	By /s/ R. Marc Langland
R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

October 9, 2012	By /s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)