Form 10-Q
period 2012-09-30
NORTHRIM BANCORP INC
filed 2012-11-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐  No  ☑

The number of shares of the issuer's Common Stock outstanding at November 8, 2012 was 6,476,834.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

September 30, 2012,  December 31, 2011 and September 30, 2011

	September 30,	December 31,	September 30,
(In Thousands, Except Share Data)	2012	2011	2011
	(Unaudited)
ASSETS
Cash and due from banks	$34,753	$30,644	$34,365
Interest bearing deposits in other banks	127,354	60,886	94,205

Investment securities available for sale	172,343	222,083	211,819
Investment securities held to maturity	2,750	3,819	4,385
Total portfolio investments	175,093	225,902	216,204

Investment in Federal Home Loan Bank stock	1,985	2,003	2,003

Loans held for sale	37,291	27,822	-
Loans	671,644	645,562	629,664
Allowance for loan losses	(16,490)	(16,503)	(16,093)
Net loans	692,445	656,881	613,571
Purchased receivables, net	23,326	30,209	25,536
Accrued interest receivable	2,832	2,898	3,030
Other real estate owned	5,766	5,183	5,838
Premises and equipment, net	27,989	27,993	28,320
Goodwill and intangible assets	8,228	8,421	8,486
Other assets	34,027	34,238	34,053
Total assets	$1,133,798	$1,085,258	$1,065,611

LIABILITIES
Deposits:
Demand	$352,633	$324,039	$307,529
Interest-bearing demand	137,333	141,572	133,495
Savings	85,035	79,610	76,847
Alaska CDs	98,504	102,384	95,481
Money market	171,210	154,987	153,924
Certificates of deposit less than $100,000	41,085	45,468	51,264
Certificates of deposit greater than $100,000	59,144	63,188	75,027
Total deposits	944,944	911,248	893,567
Securities sold under repurchase agreements	22,623	16,348	17,034
Borrowings	4,517	4,626	4,662
Junior subordinated debentures	18,558	18,558	18,558
Other liabilities	9,045	9,043	8,445
Total liabilities	999,687	959,823	942,266

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,473,680; 6,466,763; and 6,440,241 shares issued and outstanding at September 30, 2012, December 31, 2011 and September 30, 2011, respectively	6,474	6,467	6,440
Additional paid-in capital	53,536	53,164	53,091
Retained earnings	72,567	65,469	63,071
Accumulated other comprehensive income	1,429	283	680
Total Northrim BanCorp shareholders' equity	134,006	125,383	123,282
Noncontrolling interest	105	52	63
Total shareholders' equity	134,111	125,435	123,345
Total liabilities and shareholders' equity	$1,133,798	$1,085,258	$1,065,611

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2012	2011	2012	2011
	(Unaudited)
Interest Income
Interest and fees on loans	$10,416	$10,392	$30,946	$31,788
Interest on investment securities-available for sale	673	717	2,140	2,251
Interest on investment securities-held to maturity	35	49	110	169
Interest on deposits in other banks	80	72	183	160
Total Interest Income	11,204	11,230	33,379	34,368

Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	611	876	1,936	2,757
Net Interest Income	10,593	10,354	31,443	31,611

Provision (benefit) for loan losses	(1,437)	550	(1,259)	1,649
Net Interest Income After Provision (Benefit) for Loan Losses	12,030	9,804	32,702	29,962

Other Operating Income
Purchased receivable income	826	695	2,250	1,886
Employee benefit plan income	609	536	1,765	1,629
Service charges on deposit accounts	536	609	1,673	1,727
Electronic banking income	520	508	1,496	1,424
Equity in earnings from RML	963	357	1,669	575
Rental income	192	190	594	577
Gain on sale of securities	-	33	273	296
Other income	511	434	1,369	1,096
Total Other Operating Income	4,157	3,362	11,089	9,210

Other Operating Expense
Salaries and other personnel expense	5,484	5,230	16,344	15,746
Occupancy	842	914	2,758	2,821
Marketing expense	436	435	1,308	1,315
Professional and outside services	427	370	1,103	1,045
Reserve for purchased receivables	349	-	349	-
Software expense	304	257	825	774
Equipment expense	257	291	893	887
Insurance expense	236	391	655	1,122
OREO (income) expense, net rental income and gains on sale	249	(14)	464	(895)
Amortization of low income housing tax investments	231	224	693	675
Internet banking expense	171	162	528	473
Intangible asset amortization expense	64	70	193	211
Other operating expense	942	1,099	2,932	3,170
Total Other Operating Expense	9,992	9,429	29,045	27,344

Income Before Provision for Income Taxes	6,195	3,737	14,746	11,828
Provision for income taxes	1,991	1,125	4,568	3,357
Net Income	4,204	2,612	10,178	8,471
Less: Net income attributable to the noncontrolling interest	138	106	394	328
Net Income Attributable to Northrim BanCorp	$4,066	$2,506	$9,784	$8,143

Earnings Per Share, Basic	$0.63	$0.39	$1.51	$1.27
Earnings Per Share, Diluted	$0.62	$0.38	$1.49	$1.24
Weighted Average Shares Outstanding, Basic	6,471,572	6,436,178	6,469,673	6,431,989
Weighted Average Shares Outstanding, Diluted	6,570,772	6,554,776	6,570,287	6,553,462

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
	(Unaudited)
Net income	$4,204	$2,612	$10,178	$8,471
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized gains (losses) arising during the period	$445	$(456)	$1,419	$328
Reclassification of net gains included in net income	-	(33)	(273)	(296)
Other comprehensive income (loss)	445	(489)	1,146	32
Comprehensive income	4,649	2,123	11,324	8,503
Less: comprehensive income attributable to the noncontrolling interest	(138)	(106)	(394)	(328)
Comprehensive income attributable to Northrim BanCorp	$4,511	$2,017	$10,930	$8,175

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
(In Thousands)	of Shares	Value	Capital	Earnings	Income	Interest	Total
	(Unaudited)
Nine Months Ended September 30, 2011
Balance as of January 1, 2011	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

Cash dividend declared	-	-	-	(2,411)	-	-	(2,411)
Stock based compensation expense	-	-	381	-	-	-	381
Exercise of stock options	13	13	(32)	-	-	-	(19)
Excess tax benefits from share-based payment arrangements	-	-	84	-	-	-	84
Distributions to noncontrolling interest	-	-	-	-	-	(315)	(315)
Change in unrealized holding gain on available for sale securities, net of tax	-	-	-	-	32	-	32
Net income attributable to the noncontrolling interest	-	-	-	-	-	328	328
Net income attributable to Northrim BanCorp	-	-	-	8,143	-	-	8,143
Nine Months Ended September 30, 2011	6,440	$6,440	$53,091	$63,071	$680	$63	$123,345

Nine Months Ended September 30, 2012
Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(2,686)	-	-	(2,686)
Stock based compensation expense	-	-	339	-	-	-	339
Exercise of stock options	7	7	(22)	-	-	-	(15)
Excess tax benefits from share-based payment arrangements	-	-	55	-	-	-	55
Distributions to noncontrolling interest	-	-	-	-	-	(341)	(341)
Change in unrealized holding gain on available for sale securities, net of tax	-	-	-	-	1,146	-	1,146
Net income attributable to the noncontrolling interest	-	-	-	-	-	394	394
Net income attributable to Northrim BanCorp	-	-	-	9,784	-	-	9,784
Nine Months Ended September 30, 2012	6,474	$6,474	$53,536	$72,567	$1,429	$105	$134,111

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
(In Thousands)	2012	2011
	(Unaudited)
Operating Activities:
Net income	$10,178	$8,471
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(273)	(296)
Depreciation and amortization of premises and equipment	1,242	1,299
Amortization of software	137	155
Intangible asset amortization	193	211
Amortization of investment security premium, net of discount accretion	156	144
Deferred tax (benefit) liability	(11)	(1,311)
Stock-based compensation	339	381
Excess tax benefits from share-based payment arrangements	(55)	(84)
Deferral of loan fees and costs, net	346	(240)
Provision (benefit) for loan losses	(1,259)	1,649
Reserve for purchased receivables	349	-
Purchases of loans held for sale	(185,673)	-
Proceeds from the sale of loans held for sale	176,204	5,558
Gain on sale of other real estate owned	18	(859)
Impairment on other real estate owned	173	-
Equity in undistributed earnings from mortgage affiliate	(320)	200
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	66	371
(Increase) decrease in other assets	(506)	2,105
Increase (decrease) in other liabilities	2	(208)
Net Cash Provided by Operating Activities	1,306	17,546
Investing Activities:
Investment in securities:
Purchases of investment securities-available-for-sale	(63,491)	(113,242)
Proceeds from sales/maturities of securities-available-for-sale	115,299	115,644
Proceeds from calls/maturities of securities-held-to-maturity	1,065	1,735
Purchases of domestic certificates of deposit	(11,500)	(12,000)
Proceeds from maturities of domestic certificates of deposit	10,000	-
Proceeds from redemption of FHLB stock	18	-
(Increase) decrease in purchased receivables, net	6,534	(9,007)
(Increase) decrease in loans, net	(26,866)	40,171
Proceeds from sale of other real estate owned	964	7,912
Investment in other real estate owned	(44)	(29)
Decrease in loan to Elliott Cove, net	110	122
Purchases of premises and equipment	(1,238)	(571)
Net Cash (Used) Provided by Investing Activities	30,851	30,735
Financing Activities:
(Decrease) increase in deposits	33,696	1,431
Increase in securities sold under repurchase agreements	6,275	4,160
(Decrease) in borrowings	(109)	(724)
Distributions to noncontrolling interest	(341)	(315)
Excess tax benefits from share-based payment arrangements	55	84
Cash dividends paid	(2,656)	(2,380)
Net Cash (Used) Provided by Financing Activities	36,920	2,256

Net Increase in Cash and Cash Equivalents	69,077	50,537
Cash and Cash Equivalents at Beginning of Period	79,530	66,033
Cash and Cash Equivalents at End of Period	$148,607	$116,570
Supplemental Information:
Income taxes paid	$5,077	$2,880
Interest paid	$1,940	$3,009
Transfer of loans to other real estate owned	$1,684	$2,255
Loans made to facilitate sales of other real estate owned	$300	$1,362
Cash dividends declared but not paid	$30	$31

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012 and 2011

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.  The Company determined that it operates as a single operating segment.  Operating results for the interim period ended September 30, 2012, are not necessarily indicative of the results anticipated for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.  Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  Some of the amendments contained in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and has been applied prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (“ASU 2012-02”).  The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount.  If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is not impaired.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  ASU 2012-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after September 15, 2012, and must be applied prospectively.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial position or results of operations.

3.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of September 30, 2012, the Company had two certificates of deposit totaling $13.5 million in another bank.  This is the only concentration representing more than 10% of the Company’s equity, other than cash and cash equivalent balances placed with the Federal Reserve of San Francisco.

4.  Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$99,505	$467	$-	$99,972
Municipal securities	18,199	691	-	18,890
U.S. Agency mortgage-backed securities	41	2	-	43
Corporate bonds	48,644	1,035	-	49,679
Preferred stock	3,524	257	22	3,759
Total securities available for sale	$169,913	$2,452	$22	$172,343
Securities held to maturity
Municipal securities	$2,750	$246	$-	$2,996
Total securities held to maturity	$2,750	$246	$-	$2,996

December 31, 2011
Securities available for sale
U.S. Treasury and government sponsored entities	$160,529	$625	$50	$161,104
Municipal securities	16,260	675	-	16,935
U.S. Agency mortgage-backed securities	52	2	-	54
Corporate bonds	43,767	343	1,119	42,991
Preferred stock	996	3	-	999
Total securities available for sale	$221,604	$1,648	$1,169	$222,083
Securities held to maturity
Municipal securities	$3,819	$258	$-	$4,077
Total securities held to maturity	$3,819	$258	$-	$4,077

September 30, 2011
Securities available for sale
U.S. Treasury and government sponsored entities	$153,017	$831	$22	$153,826
Municipal securities	14,002	536	-	14,538
U.S. Agency mortgage-backed securities	56	2	-	58
Corporate bonds	43,593	439	635	43,397
Total securities available for sale	$210,668	$1,808	$657	$211,819
Securities held to maturity
Municipal securities	$4,385	$234	$-	$4,619
Total securities held to maturity	$4,385	$234	$-	$4,619

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  There were two, twelve, and ten securities with unrealized losses as of September 30, 2012, December 31, 2011, and 2011, respectively that have been in a loss position for less than twelve months.  There were no securities with unrealized losses as of September 30, 2012, December 31, 2011, or September 30, 2011 that have been in an unrealized loss position for more than twelve months.  Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2012, $38.9 million in securities, or 22%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $30.3 million, or 14%, at September 30, 2011.  We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2012,  December 31, 2011 or September 30, 2011.

The amortized cost and fair values of debt securities at September 30, 2012, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

	Amortized Cost	Fair Value	Weighted Average Yield
	(In Thousands)
US Treasury and government sponsored entities
Within 1 year	$9,998	$10,007	0.63%
1-5 years	89,507	89,965	0.69%
Total	$99,505	$99,972	0.69%

U.S. Agency mortgage-backed securities
5-10 years	$41	$43	4.45%
Total	$41	$43	4.45%

Corporate bonds
Within 1 year	$3,163	$3,181	2.89%
1-5 years	45,481	46,498	2.49%
Total	$48,644	$49,679	2.52%

Preferred stock
Over 10 years	3,524	3,759	5.57%
Total	$3,524	$3,759	5.57%

Municipal securities
Within 1 year	$1,493	$1,495	0.95%
1-5 years	10,304	10,619	2.28%
5-10 years	6,290	6,686	4.68%
Over 10 years	2,862	3,086	4.78%
Total	$20,949	$21,886	3.24%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2012 and 2011, respectively, are as follows:

	Proceeds	Gross Gains	Gross Losses
	(In Thousands)
2012
Available for sale securities	$30,424	$273	$-
2011
Available for sale securities	$17,030	$296	$-

A summary of interest income for the nine months ending September 30, 2012 and 2011 on available for sale investment securities is as follows:

	2012	2011
	(In Thousands)
US Treasury and government sponsored entities	$755	$1,197
U.S. Agency mortgage-backed securities	2	2
Other	954	683
Total taxable interest income	$1,711	$1,882

Municipal securities	$429	$369
Total tax-exempt interest income	429	369
Total	$2,140	$2,251

For the periods ending September 30, 2012,  December 31, 2011 and September 30, 2011, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2012, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the fact that the FHLB of Seattle recently began redeeming stock at par, the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.  Even though the Company did not recognize an other-than-temporary impairment loss during the nine-month period ending September 30, 2012, deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

5.  Loans Held for Sale

From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”).  The Company then sells these loans in the secondary market.  The Company purchased $185.7 million and sold $176.2 million in loans during the nine-month period ending September 30, 2012.  The Company sold $5.6 million in loans and did not purchase any loans in the nine-month period ending September 30, 2011.

6.  Loans

As of September 30, 2012, management made some enhancements to the calculation of the Allowance for Loan Losses (the “Allowance”) that affect the loan portfolio segments and classes.  First, the Company increased the number of loan segments from four to eight based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements.  Prior to September 30, 2012, the loan segments were commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of September 30, 2012, the loan segments are commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.

Second, the Company realigned its loan classes.  Prior to September 30, 2012, the Company’s classes were its eight risk rating classifications.  The Company utilizes these risk rating classifications as part of the on-going monitoring of the credit quality of the Company’s loan portfolio.  The Company uses this system to track certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk rating classifications.  In the first quarter of 2011, the Company began utilizing a new loan risk grading system called the Asset Quality Rating (“AQR”) system that expanded the loan risk categories from eight to ten.  Since the inception of the AQR system, it has been run concurrently with the legacy risk grading system in order to properly test its effect on the Company’s overall risk management process.  As of September 30, 2012, the Company has determined that it is more appropriate to condense all pass grade loans (categories 1 – 4 in the legacy rating system and categories 1 – 6 in the AQR system) into one class based on management’s analysis of historical loss rates and the similarities in the risk profiles of these loans as compared to the other categories.  As such, as of September 30, 2012, the Company has a total of five loan classes.  These are loans graded as pass, special mention, substandard, doubtful, and loss.

While neither the change in loan portfolio segments nor classes resulted in a change in the Company’s financial position or its results of operations, these changes do affect loan and allowance disclosures throughout this Form 10-Q.  Previous periods’ disclosures have been revised for comparative purposes.

A description of the general characteristics of the AQR risk classifications are as follows:

Pass grade loans, – 1 through 6: The borrower demonstrates sufficient cash flow to fund debt service, including acceptable profit margins, cash flows, liquidity and other balance sheet ratios. Historic and projected performance indicates that the borrower is able to meet obligations under most economic circumstances.  The company has competent management with an acceptable track record.  The category does not include loans with undue or unwarranted credit risks that constitute identifiable weaknesses.

Special Mention – 7:  A "special mention" credit has weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of either the repayment prospects for the asset or the Bank's credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Loans are currently protected, but are weak due to negative trends in the balance sheet and income statement.  Current cash flow may be insufficient to meet debt service, with prospects that the condition may not be temporary.  Profitability and key balance sheet ratios are below peers.  There is a lack of effective control over collateral or there are documentation deficiencies as well as a potential risk of payment default.  Collateral coverage is minimal in gross dollars or due to quality issues.  Financial information may be inadequate to show the recent condition of borrower.  The loan would not be approved as a new credit, and new loans would not be granted.  Management may not be adequately qualified or may have very limited prior experience with similar activities or markets.  The ability of management to cope with current conditions is questionable.  Internal conflict and turnover in key positions may be present.  Succession is unclear.  The borrower's asset quality is below average.  The capital base may be insufficient to cover capital losses.  Leverage is above average or increasing.  The industry outlook is generally negative but there are reasonable expectations of a turnaround within 12-18 months.  The firm may be new, resulting in competitive deficiencies in comparison to the older, more established firms in the industry.  Over-capacity may be evident in the industry.  Collateral and guarantor strength are comparable to Management Attention - 6, but agings and certifications of accounts receivable and inventory are required and are not being provided on a regular basis.

Substandard – 8:  A "substandard" credit is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.  Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans have well-defined weaknesses where a payment default and/or a loss are possible, but not yet probable.  Cash flow is insufficient to service debt, with prospects that the condition is permanent.  Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower, and there is a likelihood that collateral will have to be liquidated and/or the guarantor called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage.  Loan(s) may have been restructured at less than market terms or have been partially charged off.  If deficiencies are not corrected quickly, there is a probability of loss and the company's ability to operate as a going concern may be deemed questionable/is questionable.  Management has no prior experience with similar activities, demonstrating inability to realistically address problems and meet commitments.  The borrower’s asset quality is poor.  The capital base is weak and insufficient to absorb continuing losses, and leverage is significantly above peers.  Liquidity is poor with significant reliance on short-term borrowing to support trade debt.  Key balance sheet ratios are substantially inferior to industry norms.  The industry is currently trending downward or demonstrating recovery from an adverse cycle. The outlook is generally negative at this time.  Timing of recovery is unclear, but expectations are that market conditions will improve within 18-24 months.  The company has substantial competitive deficiencies when compared to other firms, such as excess capacity and over-supply, resulting in frequent and significant concessions and discounting.  Business failures are prevalent.  Collateral coverage is marginal or non-existent.  Collateral may be located outside the company's market area.  There are no agings or certifications of accounts receivable and inventory being received from the borrower, and collateral has doubtful marketability/convertibility.  If guaranteed, the guarantor has limited outside worth and is highly leveraged with a poor credit report, which may reflect liens, collection problems, or lawsuits.

Doubtful – 9:  An asset classified "doubtful" has all the weaknesses inherent in one that is classified "substandard - 8" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.  The loan has substandard characteristics, but available information suggests that it is unlikely that the loan will be repaid in its entirety.  Cash flow is insufficient to service debt.  The company has had a series of substantial losses.  If the current material adverse trends continue, it is unlikely the borrower will have the ability to meet the terms of the loan agreement.  It may be difficult to predict the exact amount of loss, but the probability of some loss is greater than 50%.  Loans are to be placed on non-accrual status when any portion is classified as doubtful.  Non-accrual loans would not be classified "doubtful" as long as the collateral appears adequate to retire the outstanding balance.  Management is clearly unable to address problems and meet commitments, and there is little expectation either of improvement or for sustaining the relationship with current management. The company is highly illiquid with excessive leverage.  Key balance sheet ratios are at unacceptable levels, and downturn is severe.  Timing of recovery is undeterminable.  The company is unable to compete; collateral and guarantees provide limited support.

Loss – 10:  An asset classified "loss" is considered uncollectible and of such little value that its continuance on the books is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.  The loan has doubtful characteristics, but the loan will definitely not be repaid in full.  Debt service coverage clearly reflects the company's inability to service debt.  The borrower cannot generate sufficient cash flow to cover fixed charges.  All near-term and long-term trends concerning cash flow and earnings are negative.  The damage to the financial condition of the company cannot be reversed at this point in time.  Collateral and guarantees provide no support.

The following table presents total portfolio loans by portfolio segment and class of financing receivable:

	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
	(In Thousands)
September 30, 2012
AQR Pass	$243,897	$28,295	$15,595	$75,226	$225,126	$29,461	$16,959	$18,238	$652,797
AQR Special Mention	5,475	2,141	-	2,206	2,412	2,086	274	414	15,008
AQR Substandard	996	1,072	230	503	372	2,044	608	536	6,361
AQR Doubtful	604	-	-	-	-	-	-	-	604
AQR Loss	223	-	-	-	-	-	-	-	223
Subtotal	$251,195	$31,508	$15,825	$77,935	$227,910	$33,591	$17,841	$19,188	$674,993
Less: Unearned origination fees, net of origination costs									(3,349)
									$671,644

December 31, 2011
AQR Pass	$242,491	$21,859	$12,071	$79,084	$192,533	$35,667	$19,533	$18,200	$621,438
AQR Special Mention	6,690	-	3,897	1,407	2,288	226	232	465	15,205
AQR Substandard	1,354	-	2,355	990	608	2,878	72	794	9,051
AQR Doubtful	1,612	-	-	-	25	154	375	163	2,329
AQR Loss	542	-	-	-	-	-	-	-	542
Subtotal	$252,689	$21,859	$18,323	$81,481	$195,454	$38,925	$20,212	$19,622	$648,565
Less: Unearned origination fees, net of origination costs									(3,003)
									$645,562

September 30, 2011
AQR Pass	$217,126	$25,483	$12,015	$79,608	$193,670	$33,830	$20,308	$19,303	$601,343
AQR Special Mention	6,765	937	4,530	505	2,323	235	249	487	16,031
AQR Substandard	2,601	-	3,019	1,450	590	3,227	74	639	11,600
AQR Doubtful	1,170	-	-	837	30	158	379	170	2,744
AQR Loss	876	-	-	-	-	-	-	-	876
Subtotal	$228,538	$26,420	$19,564	$82,400	$196,613	$37,450	$21,010	$20,599	$632,594
Less: Unearned origination fees, net of origination costs									(2,930)
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

Nonaccrual loans totaled $4.9 million, $7.4 million and $7.9 million at September 30, 2012,  December 31, 2011, and September 30, 2011, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In Thousands)
Commercial	$1,553	$3,360	$4,058
Real estate construction one-to-four family	810	-	-
Real estate construction other	-	2,355	1,568
Real estate term owner occupied	-	924	1,305
Real estate term non-owner occupied	193	229	420
Real estate term other	2,021	324	336
Consumer secured by 1st deeds of trust	175	-	1
Consumer other	135	169	178
Total	$4,887	$7,361	$7,866

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total Financing Receivables
	(In Thousands)
September 30, 2012
AQR Pass	$135	$9	$-	$284	$428	$652,369	$652,797
AQR Special Mention	17	-	-	293	310	14,698	15,008
AQR Substandard	13	-	-	3,483	3,496	2,865	6,361
AQR Doubtful	-	-	-	604	604	-	604
AQR Loss	-	-	-	223	223	-	223
Subtotal	$165	$9	$-	$4,887	$5,061	$669,932	$674,993
Less: Unearned origination fees, net of origination costs							(3,349)
							$671,644

December 31, 2011
AQR Pass	$473	$-	$-	$419	$892	$620,546	$621,438
AQR Special Mention	-	21	-	1,016	1,037	14,168	15,205
AQR Substandard	-	170	-	3,750	3,920	5,131	9,051
AQR Doubtful	2	-	-	1,699	1,701	628	2,329
AQR Loss	-	-	-	477	477	65	542
Subtotal	$475	$191	$-	$7,361	$8,027	$640,538	$648,565
Less: Unearned origination fees, net of origination costs							(3,003)
							$645,562

September 30, 2011
AQR Pass	$543	$-	$-	$263	$806	$600,537	$601,343
AQR Special Mention	53	-	-	808	861	15,170	16,031
AQR Substandard	3,064	-	-	4,605	7,669	3,931	11,600
AQR Doubtful	-	3	-	1,380	1,383	1,361	2,744
AQR Loss	-	-	-	810	810	66	876
Subtotal	$3,660	$3	$-	$7,866	$11,529	$621,065	$632,594
Less: Unearned origination fees, net of origination costs							(2,930)
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

At September 30, 2012,  December 31, 2011 and September 30, 2011, the recorded investment in loans that are considered to be impaired was $13.1 million, $9.5 million, and $10.9 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded
Commercial - AQR pass	$125	$125	$-	$226	$9
Commercial - AQR special mention	328	328	-	325	21
Commercial - AQR substandard	722	722	-	888	4
Commercial - AQR doubtful	418	1,061	-	543	-
Real estate construction other - AQR pass	2,748	2,748	-	2,861	-
Real estate term owner occupied- AQR special mention	526	526	-	502	29
Real estate term non-owner occupied- AQR pass	1,568	1,568	-	1,614	95
Real estate term non-owner occupied- AQR special mention	388	388	-	401	21
Real estate term non-owner occupied- AQR substandard	355	355	-	376	33
Real estate term other - AQR special mention	2,032	2,111	-	2,044	99
Consumer secured by 1st deeds of trust - AQR pass	93	93	-	95	4
Consumer other - AQR pass	169	169	-	179	5
	$9,472	$10,194	$-	$10,054	$320

With an allowance recorded
Commercial - AQR pass	$106	$106	$28	$86	$4
Commercial - AQR special mention	154	154	78	170	-
Commercial - AQR doubtful	186	216	186	205	-
Commercial - AQR loss	201	201	173	212	-
Real estate construction one-to-four family - AQR substandard	810	810	230	908	-
Real estate term other - AQR substandard	2,044	2,324	34	2,461	20
Consumer secured by 1st deeds of trust - AQR pass	175	175	13	176	-
	$3,676	$3,986	$742	$4,218	$24

Total
Commercial - AQR pass	$231	$231	$28	$312	$13
Commercial - AQR special mention	482	482	78	495	21
Commercial - AQR substandard	722	722	-	888	4
Commercial - AQR doubtful	604	1,277	186	748	-
Commercial - AQR loss	201	201	173	212	-
Real estate construction one-to-four family - AQR substandard	810	810	230	908	-
Real estate construction other - AQR pass	2,748	2,748	-	2,861	-
Real estate term owner-occupied - AQR special mention	526	526	-	502	29
Real estate term non-owner occupied - AQR pass	1,568	1,568	-	1,614	95
Real estate term non-owner occupied - AQR special mention	388	388	-	401	21
Real estate term non-owner occupied - AQR substandard	355	355	-	376	33
Real estate term other - AQR special mention	2,032	2,111	-	2,044	99
Real estate term other - AQR substandard	2,044	2,324	34	2,461	20
Consumer secured by 1st deeds of trust - AQR pass	268	268	13	271	4
Consumer other - AQR pass	169	169	-	179	5
	$13,148	$14,180	$742	$14,272	$344

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded
Commercial - AQR pass	$327	$327	$-	$430	$23
Commercial - AQR special mention	140	140	-	153	-
Commercial - AQR substandard	908	908	-	1,006	-
Commercial - AQR doubtful	1,118	1,762	-	1,221	5
Real estate construction other - AQR substandard	1,349	1,527	-	1,463	-
Real estate term non-owner occupied - AQR pass	1,660	1,660	-	1,513	93
Real estate term non-owner occupied - AQR substandard	479	479	-	499	-
Real estate term other - AQR special mention	170	248	-	193	-
Real estate term other - AQR substandard	162	162	-	154	9
Real estate term other - AQR doubtful	154	244	-	205	-
Consumer secured by 1st deeds of trust - AQR pass	97	97	-	49	5
Consumer other - AQR doubtful	52	52	-	53	-
	$6,616	$7,606	$-	$6,939	$135

With an allowance recorded
Commercial - AQR pass	$185	$185	$19	$195	$-
Commercial - AQR special mention	258	258	20	258	-
Commercial - AQR substandard	68	68	5	234	-
Commercial - AQR doubtful	223	223	212	233	-
Commercial - AQR loss	446	446	364	474	-
Real estate construction other - AQR substandard	1,006	1,006	494	1,024	-
Real estate term non-owner occupied - AQR pass	204	204	5	215	-
Real estate term non-owner occupied - AQR special mention	446	446	62	447	-
	$2,836	$2,836	$1,181	$3,080	$-

Total
Commercial - AQR pass	$512	$512	$19	$625	$23
Commercial - AQR special mention	398	398	20	411	-
Commercial - AQR substandard	976	976	5	1,240	-
Commercial - AQR doubtful	1,341	1,985	212	1,454	5
Commercial - AQR loss	446	446	364	474	-
Real estate construction other - AQR substandard	2,355	2,533	494	2,487	-
Real estate term non-owner occupied - AQR pass	1,864	1,864	5	1,728	93
Real estate term non-owner occupied - AQR special mention	446	446	62	447	-
Real estate term non-owner occupied - AQR substandard	479	479	-	499	-
Real estate term other - AQR special mention	170	248	-	193	-
Real estate term other - AQR substandard	162	162	-	154	9
Real estate term other - AQR doubtful	154	244	-	205	-
Consumer secured by 1st deeds of trust - AQR pass	97	97	-	49	5
Consumer other - AQR doubtful	52	52	-	53	-
	$9,452	$10,442	$1,181	$10,019	$135

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded
Commercial - AQR pass	$379	$379	$-	$394	$23
Commercial - AQR special mention	374	374	-	453	18
Commercial - AQR substandard	1,408	2,006	-	1,508	4
Commercial - AQR doubtful	771	771	-	815	-
Real estate construction other - AQR substandard	431	431	-	432	-
Real estate term non-owner occupied - AQR pass	1,684	1,683	-	1,525	78
Real estate term non-owner occupied - AQR special mention	370	370	-	373	-
Real estate term non-owner occupied - AQR substandard	1,102	1,102	-	1,130	-
Real estate term other - AQR substandard	163	163	-	154	12
Real estate term other - AQR doubtful	158	248	-	207	-
Consumer secured by 1st deeds of trust - AQR pass	98	98	-	49	4
Consumer other - AQR special mention	57	57	-	60	3
Consumer other - AQR substandard	92	92	-	95	4
Consumer other - AQR doubtful	52	52	-	53	-
	$7,139	$7,826	$-	$7,248	$146

With an allowance recorded
Commercial - AQR special mention	$258	$258	$20	$258	$-
Commercial - AQR substandard	587	587	44	761	-
Commercial - AQR doubtful	229	229	218	236	-
Commercial - AQR loss	772	772	428	793	-
Real estate construction other - AQR substandard	1,568	1,613	50	1,573	-
Real estate term non-owner occupied - AQR pass	223	223	25	224	-
Consumer other - AQR substandard	91	91	5	91	4
	$3,728	$3,773	$790	$3,936	$4

Total
Commercial - AQR pass	$379	$379	$-	$394	$23
Commercial - AQR special mention	632	632	20	711	18
Commercial - AQR substandard	1,995	2,593	44	2,269	4
Commercial - AQR doubtful	1,000	1,000	218	1,051	-
Commercial - AQR loss	772	772	428	793	-
Real estate construction other - AQR substandard	1,999	2,044	50	2,005	-
Real estate term non-owner occupied - AQR pass	1,907	1,906	25	1,749	78
Real estate term non-owner occupied - AQR special mention	370	370	-	373	-
Real estate term non-owner occupied - AQR substandard	1,102	1,102	-	1,130	-
Real estate term other - AQR substandard	163	163	-	154	12
Real estate term other - AQR doubtful	158	248	-	207	-
Consumer secured by 1st deeds of trust - AQR pass	98	98	-	49	4
Consumer other - AQR special mention	57	57	-	60	3
Consumer other - AQR substandard	183	183	5	186	8
Consumer other - AQR doubtful	52	52	-	53	-
	$10,867	$11,599	$790	$11,184	$150

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

Loans classified as troubled debt restructurings (“TDR”) totaled $11.6 million, $4.5 million, and $4.1 million at September 30, 2012,  December 31, 2011, and September 30, 2011, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification:  A modification in which the interest rate is changed.

Term Modification:  A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification:  A modification in which the dollar amount of the payment is changed, or in which a loan is converted to interest only payments for a period of time is included in this category.

Combination Modification:  Any other type of modification, including the use of multiple categories above.

AQR pass graded loans included above in the impaired loan data are loans classified as TDRs.  By definition, TDRs are considered impaired loans except in very rare circumstances.  All of the Company’s TDRs are included in impaired loans.

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2012 newly restructured loans that occurred during third quarter of 2012.

	Nine Months Ended September 30, 2012
	Accrual	Nonaccrual	Total
	Status	Status	Modifications
New Troubled Debt Restructurings	(In Thousands)
Commercial - AQR pass	$106	$-	$106
Commercial - AQR special mention	83	-	83
Real estate construction one-to-four family - AQR substandard	-	810	810
Real estate construction other - AQR pass	2,748	-	2,748
Real estate term non-owner occupied - AQR special mention	388	-	388
Real estate term other - AQR special mention	1,896	1,885	3,781
Real estate term other - AQR substandard	-	-	-
Subtotal	$5,221	$2,695	$7,916

Existing Troubled Debt Restructurings	2,658	984	3,642
Total	$7,879	$3,679	$11,558

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2012 by concession (terms modified):

		September 30, 2012
	Number of	Rate	Term	Payment	Combination	Total
	Contracts	Modification	Modification	Modification	Modification	Modifications
Pre-Modification Outstanding Recorded Investment:		(In Thousands)
Commercial - AQR pass	1	$-	$108	$-	$-	$108
Commercial - AQR special mention	1	-	86	-	-	86
Real estate construction one-to-four family - AQR substandard	1	-	1,015	-	-	1,015
Real estate construction other - AQR pass	1	-	2,827			2,827
Real estate term non-owner occupied - AQR special mention	1	-	-	-	403	403
Real estate term other - AQR special mention	1	-	-	-	1,886	1,886
Real estate term other - AQR substandard	2	-	-	2,589	-	2,589
Total	8	$-	$4,036	$2,589	$2,289	$8,914

Post-Modification Outstanding Recorded Investment:
Commercial - AQR pass	1	$-	$106	$-	$-	$106
Commercial - AQR special mention	1	-	83	-	-	83
Real estate construction one-to-four family - AQR substandard	1	-	810	-	-	810
Real estate construction other - AQR pass	1	-	2,748	-		2,748
Real estate term non-owner occupied - AQR special mention	1	-	-	-	388	388
Real estate term other - AQR special mention	1	-	-	-	1,896	1,896
Real estate term other - AQR substandard	2	-	-	1,885	-	1,885
Total	8	$-	$3,747	$1,885	$2,284	$7,916

The following table presents TDRs that occurred during the last twelve months that have defaulted in 2012.  These loans are past due, and they are nonaccrual loans:

		September 30, 2012	September 30, 2011
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings that Subsequently Defaulted:	(In Thousands)
Commercial - AQR pass	1	$125	$-
Commercial - AQR substandard	1	123	-
Commercial - AQR doubtful	2	506	-
Real estate construction one-to-four family - AQR substandard	1	810	-
Real estate term non-owner occupied - AQR pass	1	864	-
Consumer secured by 1st deeds of trust - AQR pass	1	93
Total	7	$2,521	$-

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were two charge offs totaling $280,000 in the nine months ended September 30, 2012 on loans that were later classified as TDRs in the real estate term category.  Seven TDRs with a total recorded investment of $3.5 million had a specific impairment amount totaling $729,000 at September 30, 2012.

At September 30, 2012, approximately 17% of the loan portfolio was scheduled to mature over the next 12 months, and 20% was scheduled to mature between October 1, 2013 and September 30, 2017.

7.  Allowance for Loan Losses

The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2012
Balance, beginning of period	$7,186	$849	$403	$1,289	$3,529	$575	$428	$446	$1,785	$16,490
Charge-Offs	(30)	-	-	-	-	-	-	(39)	-	(69)
Recoveries	1,429	18	-	-	-	50	-	9	-	1,506
Provision (benefit)	(2,713)	160	(166)	37	303	(36)	(92)	97	973	(1,437)
Balance, end of period	$5,872	1,027	$237	$1,326	$3,832	$589	$336	$513	$2,758	$16,490
Balance, end of period:
Individually evaluated
for impairment	$465	$230	$-	$-	$-	$34	$13	$-	$-	$742
Balance, end of period:
Collectively evaluated
for impairment	$5,407	$797	$237	$1,326	$3,832	$555	$323	$513	$2,758	$15,748

2011
Balance, beginning of period	$6,703	$895	$737	$1,222	$3,157	$591	$446	$473	$1,350	$15,574
Charge-Offs	(349)	-	-	-	-	-	-	(5)	-	(354)
Recoveries	298		12			-		13	-	323
Provision (benefit)	(621)	(371)	266	210	(172)	498	(138)	(175)	1,052	550
Balance, end of period	$6,031	524	$1,015	$1,432	$2,986	$1,090	$308	$306	$2,402	$16,093
Balance, end of period:
Individually evaluated
for impairment	$710	$-	$50	$-	$25	$-	$-	$5	$-	$790
Balance, end of period:
Collectively evaluated
for impairment	$5,321	$524	$965	$1,432	$2,961	$1,090	$308	$301	$2,402	$15,303

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
	(In Thousands)
2012
Balance, beginning of period	$6,783	$622	$521	$1,426	$3,421	$681	$402	$390	$2,256	$16,503
Charge-Offs	(260)	-	-	(274)	-	(280)	-	(39)	-	(853)
Recoveries	2,001	30	-	-	-	50	-	18	-	2,099
Provision (benefit)	(2,652)	375	(284)	174	411	138	(66)	144	502	(1,259)
Balance, end of period	$5,872	$1,027	$237	$1,326	$3,832	$589	$336	$513	$2,758	$16,490
Balance, end of period:
Individually evaluated
for impairment	$465	$230	$-	$-	$-	$34	$13	$-	$-	$742
Balance, end of period:
Collectively evaluated
for impairment	$5,407	$797	$237	$1,326	$3,832	$555	$323	$513	$2,758	$15,748

2011
Balance, beginning of period	$6,374	459	$576	$1,029	2,890	351	337	$404	$1,986	$14,406
Charge-Offs	(913)	-	-	-		(90)		(70)	-	(1,073)
Recoveries	997	1	24	-	-	53	-	36	-	1,111
Provision (benefit)	(427)	64	415	403	96	776	(29)	(64)	416	1,649
Balance, end of period	$6,031	$524	$1,015	$1,432	$2,986	$1,090	$308	$306	$2,402	$16,093
Balance, end of period:
Individually evaluated
for impairment	$710	$-	$50	$-	$25	$-	$-	$5	$-	$790
Balance, end of period:
Collectively evaluated
for impairment	$5,321	$524	$965	$1,432	$2,961	$1,090	$308	$301	$2,402	$15,303

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
	(In Thousands)
September 30, 2012
Balance, end of period	$251,195	$31,508	$15,825	$77,935	$227,910	$33,591	$17,841	$19,188	$674,993
Balance, end of period:
Individually evaluated
for impairment	$2,240	$810	$2,748	$526	$2,311	$4,076	$268	$169	$13,148
Balance, end of period:
Collectively evaluated
for impairment	$248,955	$30,698	$13,077	$77,409	$225,599	$29,515	$17,573	$19,019	$661,845

September 30, 2011
Balance, end of period	$228,538	$26,420	$19,564	$82,400	$196,613	$37,450	$21,010	$20,599	$632,594
Balance, end of period:
Individually evaluated
for impairment	$4,778	-	$1,999	-	3,379	$321	98	$292	$10,867
Balance, end of period:
Collectively evaluated
for impairment	$223,760	$26,420	$17,565	$82,400	$193,234	$37,129	$20,912	$20,307	$621,727

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
		(In Thousands)
September 30, 2012
Individually evaluated for impairment:
AQR Pass	$41	$28	$-	$-	$-	$-	$-	$13	$-	$-
AQR Special Mention	78	78	-	-	-	-	-	-	-	-
AQR Substandard	264	-	230	-	-	-	34	-	-
AQR Doubtful	186	186	-	-	-	-	-	-	-
AQR Loss	173	173	-	-	-	-	-	-	-
Collectively evaluated for impairment:
AQR Pass	12,262	5,079	743	225	1,244	3,795	554	273	349
AQR Special Mention	458	293	41	-	43	34	1	25	21	-
AQR Substandard	270	35	13	12	39	3	-	25	143	-
AQR Doubtful	-	-	-	-	-	-	-	-	-	-
AQR Loss	-	-	-	-	-	-	-	-	-	-
Unallocated	2,758	-	-	-	-	-	-	-	-	2,758
	$16,490	$5,872	$1,027	$237	$1,326	$3,832	$589	$336	$513	$2,758

September 30, 2011
Individually evaluated for impairment:
AQR Pass	$25	$-	$-	$-	$-	$25	$-	$-	$-	$-
AQR Special Mention	20	20	-	-	-	-	-	-	-
AQR Substandard	99	44	-	50	-	-	-	-	5
AQR Doubtful	218	218	-	-	-	-	-	-	-
AQR Loss	428	428	-	-	-	-	-	-	-
Collectively evaluated for impairment:
AQR Pass	10,023	4,207	524	247	1,156	2,813	491	300	285	-
AQR Special Mention	1,102	1,027	-	-	9	39	4	8	15	-
AQR Substandard	1,776	87	-	718	267	109	594	-	1	-
AQR Doubtful	-	-	-	-	-	-	-	-	-	-
AQR Loss	-	-	-	-	-	-	-	-	-	-
Unallocated	2,402	-	-	-	-	-	-	-	-	2,402
	$16,093	$6,031	$524	$1,015	$1,432	$2,986	$1,090	$308	$306	$2,402

At September 30, 2012, the Company’s ratio of nonperforming loans compared to portfolio loans was 0.73%.  The Company’s ratio of Allowance compared to portfolio loans at September 30, 2012 was 2.46%.

8.  Goodwill and Intangible Assets

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There was no indication of impairment as of September 30, 2012.  The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that there will not be an impairment charge to earnings during 2012 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.  Deposit Activities

Total deposits at September 30, 2012,  December 31, 2011 and September 30, 2011 were $944.9 million, $911.2 million and $893.6 million, respectively.  The only deposit category with stated maturity dates is certificates of deposit.  At September 30, 2012, the Company had $100.2 million in certificates of deposit as compared to certificates of deposit of $108.7 million and $126.3 million, for the periods ending December 31, 2011 and September 30, 2011, respectively.  At September 30, 2012, $73.1 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $75.1 million, or 69%, of total certificates of deposit at December 31, 2011, and $89.1 million, or 71%, of total certificates of deposit at September 30, 2011.

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

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model.  For the quarters ended September 30, 2012 and 2011, the Company recognized $15,000 and $17,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  For the nine months ended September 30, 2012 and 2011, the Company recognized $44,000 and $52,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended September 30, 2012 and 2011, were $117,000 and $217,000, respectively.  The Company withheld $129,000 and $237,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended September 30, 2012 and 2011, respectively.  Proceeds from the exercise of stock options in the nine months ended September 30, 2012 and 2011, were $275,000 and $397,000, respectively.  The Company withheld $290,000, and $416,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.  For the three months ended September 30, 2012 and 2011, the Company recognized $99,000 and $100,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  For the nine months ended September 30, 2012 and 2011, the Company recognized $295,000 and $329,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

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

Purchased receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.  Generally, purchased receivables have a duration of less than one year.

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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$162,107	$162,107	$91,530	$91,530	$128,570	$128,570

Level 2 inputs:
Investment securities	177,078	177,324	227,905	228,163	218,207	218,441
Accrued interest receivable	2,832	2,832	2,898	2,898	3,030	3,030

Level 3 inputs:
Loans and loans held for sale, net	692,445	685,093	656,881	649,907	613,571	610,504
Purchased receivables, net	23,326	23,326	30,209	30,209	25,536	25,536

Financial liabilities:
Level 2 inputs:
Deposits	$944,944	$944,680	$911,248	$910,927	$893,567	$892,915
Securities sold under repurchase agreements	22,623	22,623	16,348	16,348	17,034	17,034
Borrowings	4,517	4,172	4,626	4,066	4,662	4,101
Junior subordinated debentures	18,558	18,060	18,558	17,356	18,558	15,106
Accrued interest payable	48	48	52	52	48	48

Unrecognized financial instruments:
Commitments to extend credit(1)	$249,250	$2,493	$173,834	$1,738	$193,801	$1,938
Standby letters of credit(1)	21,615	216	16,172	162	16,232	162
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012	(In Thousands)
Available for sale securities
U.S. Treasury and government sponsored entities	$99,972	$-	$99,972	$-
Municipal securities	18,890	-	18,890	-
U.S. Agency mortgage-backed securities	43	-	43	-
Corporate bonds	49,679	-	49,679	-
Preferred stock	3,759	-	3,759	-
Total	$172,343	$-	$172,343	$-

December 31, 2011
Available for sale securities
U.S. Treasury and government sponsored entities	$161,104	$-	$161,104	$-
Municipal securities	16,935	-	16,935	-
U.S. Agency mortgage-backed securities	54	-	54	-
Corporate bonds	42,991	-	42,991	-
Preferred stock	999	-	999	-
Total	$222,083	$-	$222,083	$-

September 30, 2011
Available for sale securities
U.S. Treasury and government sponsored entities	$153,826	-	$153,826	$-
Municipal securities	14,538	-	14,538	-
U.S. Agency mortgage-backed securities	58	-	58	-
Corporate bonds	43,397	-	43,397	-
Total	$211,819	$-	$211,819	$-

As of and for the three months ending September 30, 2012 and 2011, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
September 30, 2012	(In Thousands)
Loans measured for impairment[1]	$3,676	$-	$2,694	$982	$(439)
Other real estate owned[2]	694	-	-	694	173
Total	$4,370	$-	$2,694	$1,676	$(266)
December 31, 2011
Loans measured for impairment[1]	$2,836	$-	$204	$2,632	$797
Other real estate owned[2]	$1,432	$-	$-	$1,432	$92
Total	$4,268	$-	$204	$4,064	$889
September 30, 2011
Loans measured for impairment[1]	$3,729	$-	$2,217	$1,512	$244
Total	$3,729	$-	$2,217	$1,512	$244
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

Note Regarding Forward Looking-Statements

This quarterly report on Form 10-Q includes forward-looking statements, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality.  Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.  In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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

Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.  However, at September 30, 2012 management made some enhancements to the calculation of the Allowance.  See discussion of these changes in Note 6 to the Consolidated Financial statements in this Form 10-Q.  See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q for a summary of the pronouncements that became effective in 2012 and discussion of the impact of their adoption on the Company’s consolidated financial statements.

Update on Economic Conditions

The Company continues to see progress on a number of resource development projects including a significant project located offshore of Alaska’s north coast in the Chukchi and Beaufort Seas.

The Company’s business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy, which is significantly affected by the development of natural resources.  Alaska is expected to add 38,749 jobs between 2010 and 2020, an increase of 12% according to the October  2012 issue of Alaska Economic Trends published by the State of Alaska.

Residential construction is also beginning to improve in Alaska.  According to the Municipality of Anchorage, total new construction permit numbers increased 31%, which also equates to an 11% increase in total number of units in the first nine months of 2012.  Year to date there were a total of 325 new construction permits issued versus 249 permits in 2011 based on a report from the Municipality of Anchorage.  According to the Municipality of Anchorage, estimated total value for new residential permits through September 30, 2012 is $18.8 million.

Recent Developments

New Proposed Capital Rules: On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”).  The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to Northrim Bank (the “Bank”) and the Company.  The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III”.

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

The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions would be phased in beginning in 2013 and be fully implemented January 1, 2015.  The prompt corrective action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds.  For example, under the proposed prompt corrective action rules, insured depository institutions would be required to meet the following capital levels in order to qualify as “well capitalized”:  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Proposed Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn would affect the calculation of risk based ratios.  These new calculations would take effect beginning January 1, 2015.  Under the Proposed Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including residential mortgages, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures.  In addition, the Proposed Rules include (i) alternative standards of creditworthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

As of the date of this filing, final regulations have not been issued.  We cannot predict at this time when or in what form final rules will be adopted.

Highlights and Summary of Performance – Third Quarter of 2012

•	Diluted earnings per share in the third quarter of 2012 were $0.62, compared to $0.38 per diluted share in the quarter ended September 30, 2011.
•	Third quarter 2012 revenues that include net interest income plus other operating income increased 8% versus the third quarter of 2011 to $14.8 million.
•

Net interest income increased to $10.6 million, compared to $10.4 million in the quarter ended September 30, 2011.  For the first nine months of 2012, net interest income was $31.4 million, compared to $31.6 million in the first nine months of 2011.

•

The Company raised its quarterly cash dividend to $0.15 per share in the third quarter of 2012, compared to $0.13 per share in the third quarter of 2011, which provides a yield of approximately 2.9% at current market share prices.

•

Tangible book value was $19.43 per share at quarter end, an increase of 9% from $17.82 per share a year ago.  Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding.  The GAAP measure of book value is total shareholders’ equity divided by the number of shares outstanding.  Book value was $20.70 at September 30, 2012, compared to $19.39 at December 31, 2011 and $19.14 at September 30, 2011.

•

Other operating income, which includes revenues from financial services affiliates, service charges, and electronic banking, contributed 28.2% to third quarter 2012 total revenues, compared to a  contribution of 24.5% to third quarter 2011 total revenues.

•	Asset quality improved with nonperforming assets declining to $10.7 million, or 0.94% of total assets at September 30, 2012, compared to $13.8 million, or 1.29% of total assets a year ago.
•

The allowance for loan losses totaled 2.46% of gross loans at September 30, 2012, compared to 2.56% a year ago.  The Company realized a $1 million recovery on a previously charged-off loan in the third quarter of 2012 and other recoveries totaling $500,000, compared to recoveries of $324,000 in the third quarter of 2011.  As a result, the Company recorded a negative loan loss provision of $1.4 million in the third quarter of 2012 compared to a loan loss provision of $550,000 in the third quarter of 2011.  The allowance for loan losses to nonperforming loans increased to 337.4% at September 30, 2012, from 204.6% a year ago.

•	Third quarter 2012 net interest margin was 4.36%, down nine basis points from the third quarter of 2011.
•

In the third quarter of 2012, the Company established a $349,000 reserve for purchased receivables assets based on a five year average of historical losses on these accounts.  The purchased receivables balances are listed on the balance sheet net of this reserve.

•

The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2012, of 15.36%, compared to 15.39% a year ago.  Tangible common equity to tangible assets was 11.17% at September 30, 2012, compared to 10.86% a year ago.

The Company reported net income and diluted earnings per share of $4.1 million and $0.62, respectively, for the third quarter of 2012 compared to net income and diluted earnings per share of $2.5 million and $0.38, respectively, for the third quarter of 2011.   The increase in net income from the prior year was the result of a number of factors.  The largest change in net income for the third quarter of 2012 as compared to the same period in 2011 is attributable to a decrease in the provision for loan losses that was primarily the result of $1.4 million in net recoveries for the quarter.  Additionally, other operating income increased for the third quarter of 2012 primarily due to increased earnings from Residential Mortgage Holding Company LLC (“RML”),  the Company’s mortgage affiliate.  This increase was partially offset by an increase in other operating expense due to the establishment of a reserve for the Company’s purchased receivables, increased salaries and benefits costs, and decreased rental income and gains on the sale of other real estate owned (“OREO”).  Lastly, the provision for income taxes increased primarily due to increased taxable income.

Northrim’s total assets increased by 6% at September 30, 2012 as compared to September 30, 2011, with increases in interest bearing deposits in other banks, loans, and loans held for sale partially offset by a decrease in portfolio investments.  Total assets at September 30, 2012 increased 4% as compared to December 31, 2011 primarily due to increases in interest bearing deposits in other banks and loan growth, which was partially offset by decreases in portfolio investments and purchased receivables.  Net loans increased to $692.4 million at September 30, 2012 as compared to $656.9 million at December 31, 2011 and $613.6 million a year ago.  This increase in the loan portfolio in the first nine months of 2012 was primarily due to increases in real estate term loans.

Credit Quality

Nonperforming assets:  Nonperforming assets at September 30, 2012 decreased $1.9 million, or 15% as compared to December 31, 2011 and decreased by $3.1 million, or 23%, as compared September 30, 2011.  OREO increased $583,000, or 11%, as compared to December 31, 2011, as a result of the addition of a property in Fairbanks which includes 37 lots that are ready for building and some undeveloped acreage.

The following table summarizes total OREO activity for the three and nine month periods ending September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Balance, beginning of the period	$6,448	$5,083	$5,183	$10,355
Transfers from loans, net	185	1,273	1,684	2,255
Investment in other real estate owned	26	1	44	29
Proceeds from the sale of other real estate owned	(765)	(618)	(964)	(7,912)
Gain on sale of other real estate owned, net	(44)	54	(18)	859
Deferred gain on sale of other real estate owned	8	45	10	252
Impairment on other real estate owned	(92)	-	(173)	-
Balance at end of period	$5,766	$5,838	$5,766	$5,838

Potential problem loans:  Potential problem loans are loans which are currently performing and are not included in nonaccrual loans, accruing loans 90 days or more past due, or impaired loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  At September 30, 2012, management had identified potential problem loans of $2.1 million as compared to potential problem loans of $4.6 million at December 31, 2011 and $5.6 million at September 30, 2011.  The decrease in potential problem loans at September 30, 2012 from December 31, 2011 is primarily due to the movement of two real estate term loans to the same borrower totaling $2.7 million from potential problem loans to nonaccrual status.  The decrease at September 30, 2012 as compared to September 30, 2011 is due to the movement of $4.8 million in loans to nonaccrual or OREO status, as well as pay downs and upgrades on several loans.

Troubled debt restructurings (“TDRs”):  TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $7.9 million in loans classified as TDRs that were performing as of September 30, 2012.  Additionally, there were $3.7 million in TDRs included in nonaccrual loans at September 30, 2012 for a total of $11.6 million.  At December 31, 2011 and September 30, 2011 there were $2.3 million and $2.6 million, respectively, in loans classified as TDRs that were performing and $2.2 million and $1.5 million, respectively, in TDRs included in nonaccrual loans.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the third quarter of 2012 increased $1.6 million, or 62%, to $4.1 million as compared to $2.5 million for the same period in 2011.  This increase was due to a decrease in the provision for loan losses, an increase in other operating income, and a slight increase in net interest income.  These changes were partially offset by increases in other operating expense and the provision for income taxes.

Net income attributable to Northrim BanCorp for the nine-month period ending September 30, 2012 increased $1.7 million, or 20%, to $9.8 million compared to $8.1 million for the same period in 2011.  This increase was due to a decrease in the provision for loan losses and an increase in other operating income.  These changes were partially offset by increases in other operating expense, the provision for income taxes, and a slight decrease in net interest income.

Net Interest Income / Net Interest Margin

Net interest income for the third quarter of 2012 increased $239,000, or 2%, as compared to the third quarter in 2011.  This increase arose from reductions in interest expense due to decreased rates and a shift in the mix of deposit balances from higher cost certificates of deposit to lower cost transaction accounts.  This increase was accompanied by a smaller decrease in the interest income due primarily to decreased yields on interest-earning assets.  Much of that decrease, however, was offset by increases in interest income, particularly in loans, due to increased average balances in the third quarter of 2012 as compared to the third quarter of 2011.  Net interest income for the nine month period ending September 30, 2012 decreased $168,000, or 1%, as compared to the same period in 2011.  The decreases in this period arose from reductions in interest income due to decreased yields on interest-earning assets, accompanied by a smaller decrease in the costs of the Company’s interest-bearing liabilities.  The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 9 and 14 basis points to 4.36% and 4.46%, respectively, for the three and nine-month periods ending September 30, 2012 as compared to the same periods in 2011.

Average loans, the largest category of interest-earning assets, increased by $62.9 million and $31.9 million, or 10% and 5%, to $696.0 million and $680.8 million in the three and nine-month periods ending September 30, 2012, respectively, as compared to the same periods in 2011.  Average commercial loans, real estate term loans, and loans held for sale increased while real estate construction and home equity lines and other consumer loans decreased in both periods as compared to the same periods in 2011.  Total interest income from loans increased $24,000 for the third quarter of 2012 as compared to the same period in 2011 due to increased average balances.  This increase was only partially offset by the decrease in interest income from loans due to decreased yields. Total interest income from loans decreased $842,000 for the nine-month period ending September 30, 2012, as compared to the same period in 2011, due to decreased yields which were only partially offset by an increase in average balances for the period.

Average investments decreased 6% and 2%, respectively, for the three and nine month periods ending September 30, 2012 as compared to the same periods in 2011.  Interest income from investments decreased 6% for both of these periods due to decreased average balances for the third quarter of 2012 as compared to the same period in 2011 and due to decreased average balances and yields for the nine-month period ending September 30, 2012 as compared to the same period in the prior year.

Average interest-bearing liabilities increased $18.6 million, or 3%, to $643.8 million during the third quarter of 2012 as compared to $625.2 million for the same period in 2011.  Average interest-bearing liabilities increased $9.0 million, or 1%, to $634.7 million during the nine months ended September 30, 2012 as compared to $625.6 million for the same period in 2011.  These increases were the result of increased average interest-bearing deposit balances and increased balances in securities sold under repurchase agreements, which are classified as borrowings.

The average cost of interest-bearing liabilities decreased $265,000, or 17 basis points, and $821,000, or 18 basis points, for the three and nine month periods ending September 30, 2012, respectively, as compared to the same periods in 2011 due to declining market rates across all deposit types and borrowings, and due to a change in the mix of deposits with a decrease in higher cost certificates of deposit and an increase in lower cost transaction accounts.

Components of Net Interest Margin

The following tables compares average balances and rates as well as net tax equivalent margins on earning assets for the three and nine months ending September 30, 2012 and 2011:

	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2012	2011	$	%	2012	2011	$	%	2012	2011	Change
	(In Thousands)
Loans[1,2]	$695,968	$633,032	$62,936	10%	$10,416	$10,392	$24	0%	5.99%	6.55%	(0.56)%

Short-term investments	100,287	101,255	(968)	(1)%	80	72	8	11%	0.32%	0.28%	0.04%
Long-term investments	190,917	201,327	(10,410)	(5)%	708	766	(58)	(8)%	1.68%	1.66%	0.02%
Total investments	291,204	302,582	(11,378)	(4)%	788	838	(50)	(6)%	1.23%	1.19%	0.04%
Interest-earning assets	987,172	935,614	51,558	6%	11,204	11,230	(26)	0%	4.61%	4.82%	(0.21)%
Nonearning assets	118,617	113,904	4,713	4%
Total	$1,105,789	$1,049,518	$56,271	5%

Interest-bearing deposits	$604,860	$587,507	$17,353	3%	$408	$675	$(267)	(40)%	0.27%	0.45%	(0.18)%
Borrowings	38,935	37,671	1,264	3%	203	201	2	1%	2.03%	2.12%	(0.09)%
Total interest-bearing liabilities	643,795	625,178	18,617	3%	611	876	(265)	(30)%	0.38%	0.55%	(0.17)%
Demand deposits and other
noninterest-bearing liabilities	329,650	301,053	28,597	9%
Equity	132,344	123,287	9,057	7%
Total	$1,105,789	$1,049,518	$56,271	5%
Net interest income					$10,593	$10,354	$239	2%
Net tax equivalent margin on earning assets[3]									4.36%	4.45%	(0.09)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $681,000 and $643,000 in the third quarter of 2012 and 2011, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $5.4 million and $9.4 million in the third quarter of 2012 and 2011, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2012 and 2011.

	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2012	2011	$	%	2012	2011	$	%	2012	2011	Change
	(In Thousands)
Loans[1,2]	$680,845	$648,933	$31,912	5%	$30,946	$31,788	$(842)	(3)%	6.10%	6.59%	(0.49)%

Short-term investments	72,901	79,521	(6,620)	(8)%	183	160	23	14%	0.33%	0.27%	0.06%
Long-term investments	203,457	201,405	2,052	1%	2,250	2,420	(170)	(7)%	1.66%	1.74%	(0.08)%
Total investments	276,358	280,926	(4,568)	(2)%	2,433	2,580	(147)	(6)%	1.32%	1.33%	(0.01)%
Interest-earning assets	957,203	929,859	27,344	3%	33,379	34,368	(989)	(3)%	4.73%	5.00%	(0.27)%
Nonearning assets	115,321	111,435	3,886	3%
Total	$1,072,524	$1,041,294	$31,230	3%

Interest-bearing deposits	$596,498	$589,229	$7,269	1%	$1,315	$2,162	$(847)	(39)%	0.29%	0.49%	(0.20)%
Borrowings	38,180	36,414	1,766	5%	621	595	26	4%	2.13%	2.18%	(0.05)%
Total interest-bearing liabilities	634,678	625,643	9,035	1%	1,936	2,757	(821)	(30)%	0.41%	0.59%	(0.18)%
Demand deposits and other
noninterest-bearing liabilities	308,014	294,650	13,364	5%
Equity	129,832	121,001	8,831	7%
Total	$1,072,524	$1,041,294	$31,230	3%
Net interest income					$31,443	$31,611	$(168)	(1)%
Net tax equivalent margin on earning assets[3]									4.46%	4.60%	(0.14)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $2.0 million in the nine months ending September 30, 2012 and 2011, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $6.2 million and $10.2 million in the nine months ending September 30, 2012 and 2011, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2012 and 2011.

Analysis of Changes in Interest Income and Expense

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three month and nine month periods ending September 30, 2012 as compared to the same periods in 2011.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Quarter ended September 30, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$467	$(443)	$24
Long-term investments	(74)	16	(58)
Short-term investments	(4)	16	8
Total interest income	$390	$(411)	$(26)

Interest Expense:
Interest-bearing deposits	$21	$(284)	$(267)
Borrowings	7	(9)	2
Total interest expense	$28	$(293)	$(265)

	Nine months ended September 30, 2012 vs. 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$1,618	$(2,460)	$(842)
Long-term investments	49	(219)	(170)
Short-term investments	(18)	46	23
Total interest income	$1,649	$(2,633)	$(989)

Interest Expense:
Interest-bearing deposits	$26	$(863)	$(847)
Borrowings	31	(15)	26
Total interest expense	$57	$(878)	$(821)

Provision for Loan Losses

The provision for loan losses was negative $1.4 million and negative $1.3 million for the three and nine-month periods ending September 30, 2012 and $550,000 and $1.6 million for the same periods in 2011, respectively.  The decrease in the provision for loan losses in both periods of 2012 is primarily the result of substantial net recoveries, the most significant of which was a $1.0 million commercial recovery, that was recognized in the third quarter of 2012.  Additionally, the Company experienced an increase in the credit quality of the loan portfolio.  At September 30, 2012, the Allowance was $16.5 million, or 2.46% of total loans as compared to $16.1 million, or 2.56% of total loans a year ago.  Nonperforming loans compared to total portfolio loans decreased to 0.73% at September 30, 2012 from 1.14% at December 31, 2011 and from 1.25% at September 30, 2011 and the Allowance compared to nonperforming loans increased to 337.4% at September 30, 2012 from 224.2% at December 31, 2011 and from 204.6% at September 30, 2011.  See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the third quarter of 2012 increased $795,000, or 24%, to $4.2 million as compared to $3.4 million for the third quarter of 2011.  This increase is primarily due to increases of $606,000 and $131,000, respectively, in equity in earnings from RML and purchased receivable income.  The increase in earnings from RML is due to increased refinance activity at RML, the Company’s mortgage affiliate, and the increase in purchased receivable income resulted primarily from higher average balances with existing customers.

Changes in other operating income for the nine month period ending September 30, 2012 compared to the same period in 2011 are similar to those that occurred in the third quarter of 2012 as compared to 2011 discussed above. Other operating income increased $1.9 million as compared to the same period in 2011. This increase is primarily due to increases in equity in earnings from RML of $1.1 million, purchased receivable income of $364,000, and other income of $273,000.  Other income increased due to increased merchant fees and due to an increase in the Company’s share of income from its affiliate Elliot Cove Insurance Agency, LLC, (“ECIA”) which is accounted for using the equity method.  The Company purchased a 41% interest in ECIA in the fourth quarter of 2011.

Other Operating Expense

Other operating expense for the third quarter of 2012 increased $563,000, or 6%, to $10.0 million as compared to $9.4 million for the third quarter of 2011.  This increase was primarily due to the following: an increase of $349,000 for the establishment of a reserve for purchased receivables as this business line continues to grow; a $263,000 increase in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased gains on the sale and rental income attributable to OREO properties; and a $254,000 increase in salaries and other personnel expense due to increased group medical expenses and deferred compensation expense related to the Company’s keyman insurance policies.  This increase in deferred compensation expense arose from increases in the cash surrender value of assets held under the Company’s keyman insurance policies.  These increases were partially offset by decreases of $157,000 and $155,000 in other operating expense and insurance, respectively, as compared to the same period in 2011.  Other operating expense decreased primarily due to decreases in expenses associated with loan collection costs.  Insurance expense decreased due to decreased keyman insurance expense that also arose from increases in the cash surrender value of assets held under the Company’s policies.

Other operating expense for the nine-months ended September 30, 2012 increased $1.7 million, or 6%, to $29.0 million as compared to $27.3 million for the same period in 2011.  This increase was primarily due to an increase of $1.4 million in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased gains on the sale and rental income attributable to OREO properties.  Additionally, salaries and other personnel expense increased by $598,000 year-to-date as of September 30, 2012 as compared to the same period in 2011 due to higher salaries and related incentives, group medical expenses, and deferred compensation expense as noted in the third quarter discussion above.  These increases were partially offset by a decrease in insurance expense of $467,000, primarily due to lower keyman insurance expense and lower FDIC insurance premiums.

Income Taxes

The provision for income taxes for the three and nine-month periods ending September 30, 2012 increased $866,000, or 77%, and $1.2 million, or 36%, respectively, as compared to the same periods in 2011 primarily due to an increase in net income before the provision for income taxes.  The tax rate for the third quarter of 2012 increased to 32% from 30% in the third quarter of 2011for the nine-month period ending September 30, 2012 increased to 31% from 28% for the same period in 2011.  The increase in the tax rate for both periods is primarily due to a decrease in tax exempt income on investments relative to the level of taxable income.

Financial Condition

Balance Sheet Overview

Investment Securities

Investment securities at September 30, 2012 decreased $50.8 million, or 22%, to $175.1 million from $225.9 million at December 31, 2011, and decreased $41.1 million, or 19%, from $216.2 million at September 30, 2011.  The decrease at September 30, 2012 as compared to both December 31, 2011 and September 30, 2011 is primarily due to the fact that proceeds from the sale and maturity of investment securities were used to fund loan growth and placed in interest bearing deposits in other banks.

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

Loans are the highest yielding component of our earning assets.    Loans comprised 71% of total average earning assets for the three and nine-month periods ending September 30, 2012.  Loans comprised 68% of total average earning assets for the third quarter of 2011 and 70% for the nine-month period ending September 30, 2011.  The yield on loans averaged 5.99% and 6.10% for the three and nine-month periods ending September 30, 2012 as compared to 6.55% and 6.59%, respectively, for the same periods in 2011.  See the “Net Interest Income/Net Interest Margin” and “Components of Net Interest Margin” sections for further discussion of average balances and yields for the three and nine-month periods ending September 30, 2012 and 2011.

The loan portfolio increased by $26.1 million, or 4%, to $671.6 million at September 30, 2012 from $645.6 million at December 31, 2011 primarily due to a higher level of real estate term loans.  The loan portfolio increased by $42.0 million, or 7%, at September 30, 2012 from $629.7 million at September 30, 2011 primarily due to higher levels of both real estate term loans and commercial loans.  The following table details the changes in loan balances by loan type:

	September 30, 2012		December 31, 2011		September 30, 2011
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)
Commercial	$251,195	37.3%	$252,689	39.3%	$228,538	36.4%
Real estate construction one-to-four family	31,508	4.7%	21,859	3.4%	26,420	4.2%
Real estate construction other	15,825	2.4%	18,323	2.8%	19,564	3.1%
Real estate term owner occupied	77,935	11.6%	81,481	12.6%	82,400	13.1%
Real estate term non-owner occupied	227,910	33.9%	195,454	30.3%	196,613	31.2%
Real estate term other	33,591	5.0%	38,925	6.0%	37,450	5.9%
Consumer secured by 1st deeds of trust	17,841	2.7%	20,212	3.1%	21,010	3.3%
Consumer other	19,188	2.9%	19,622	3.0%	20,599	3.3%
Subtotal	$674,993		$648,565		$632,594
Less: Unearned origination fee,
net of origination costs	(3,349)	(0.5)%	(3,003)	(0.5)%	(2,930)	(0.5)%
Total loans	$671,644		$645,562		$629,664

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

A specific allocation for impaired loans.    Management determined the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  The total charge-off rate for nonperforming loans as of September 30, 2012 and 2011 was 44% and 21%, respectively.

A general allocation.  The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance.  These segments and classes have been revised as of September 30, 2012.  The Company determined the disaggregation of the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time.  This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

Prior to September 30, 2012, the Company first disaggregated the loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of September 30, 2012, the Company has increased the number of segments from four to eight: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company determined that further disaggregation of the loan segments is appropriate based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes.  Prior to September 30, 2012, the Company had a total of eight classes, which were made up of its risk rates excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.  As of September 30, 2012, the Company adjusted its loan classes.  This change integrates a new loan risk grading system known as the Asset Quality Rating (“AQR”) system that the Company began utilizing in the first quarter of 2011.  The new risk ratings, which have been increased from eight risk ratings to ten AQR ratings, are discussed in Note 6 to the Consolidated Financial Statements in this Form 10-Q.  Additionally, the pass AQR grades, which are grades 1 – 6, have been combined into one loan class so there are now a total of five loan classes: pass, special mention, substandard, doubtful, and loss.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average year loss history for each segment and class.  In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years.  Management made this change because we believe that continuing to include the elevated loss experience from 2007 that occurred as a result of the economic downturn from that time is appropriate in light of continuing economic uncertainty.

After the Company calculates a general allocation using its loss history, the general reserve is then adjusted for qualitative factors by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include loan quality trends in our own portfolio, the level of the concentration of large borrowers in the portfolio, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

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

At September 30, 2012, the unallocated portion of the Allowance as a percentage of the total Allowance was 17%.  The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2011 and 15% at September 30, 2011.

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Balance at beginning of period	$16,490	$15,574	$16,503	$14,406
Charge-offs:
Commercial	30	349	260	913
Real estate term owner occupied	-	-	274	-
Real estate term other	-	-	280	90
Consumer other	39	5	39	70
Total charge-offs	69	354	853	1,073
Recoveries:
Commercial	1,429	298	2,001	997
Real estate construction one-to-four family	18	-	30	1
Real estate construction other	-	12	-	24
Real estate term other	50	-	50	53
Consumer other	9	13	18	36
Total recoveries	1,506	323	2,099	1,111
Net, (recoveries) charge-offs	(1,437)	31	(1,246)	(38)
Provision (benefit) for loan losses	(1,437)	550	(1,259)	1,649
Balance at end of period	$16,490	$16,093	$16,490	$16,093

The $1.4 million in commercial recoveries that were realized in the third quarter of 2012 were primarily collected on two lending relationships.  The Company recorded a negative provision for loan losses in the third quarter of 2012 of $1.4 million in order to decrease the overall Allowance down to $16.5 million, or 2.46% of total portfolio loans based on our overall assessment of improvements in the credit quality of the portfolio.  Nonperforming loans compared to total portfolio loans decreased to 0.73% at September 30, 2012 from 1.14% at December 31, 2012 and from 1.25% at September 30, 2011, and the Allowance compared to nonperforming loans increased to 337.4% at September 30, 2012 from 224.2% at December 31, 2011 and from 204.6% at September 30, 2011.  Additional disclosure regarding activity in the Allowance can be found in Note 7 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Deposits

Deposits are the Company’s primary source of funds.  Total deposits increased $33.7 million to $944.9 million at September 30, 2012, from $911.2 million at December 31, 2011, and increased $51.3 million from $893.6 million at September 30, 2011.  The Company’s mix of deposits continues to improve with balances in transaction accounts representing 89% of total deposits at September 30, 2012, up from 86% at  September 30, 2011.  Noninterest-bearing demand deposits at September 30, 2012, were up 9% from December 31, 2011 and 15% from a year ago and interest-bearing demand deposits decreased 3% from December 31, 2011 and grew 3% from a year ago..  Money market and savings account balances at September 30, 2012 were up 11% as compared to September 30, 2011, Alaska CD balances were up 3% at September 30, 2012 as compared to September 30, 2011 while time deposit balances fell 21% during the same period.  At the end of the third quarter of 2012, noninterest-bearing demand deposits accounted for 37% of total deposits, interest-bearing demand accounts were 15%, savings deposits were 9%, money market balances accounted for 18%, the Alaska CD accounted for 10% and time certificates were 11% of total deposits.

Total average deposits increased $37.5 million to $927.2 million for the third quarter of 2012 from the third quarter of 2011 and increased $15.5 million for the nine-month period ending September 30, 2012 as compared to the same period in 2011.  In April 2012 Northrim launched a new marketing campaign titled “100% 907” (based on the Alaska area code 907) to broaden and deepen the Company’s relationship with our local communities and expects that this campaign will increase total deposits.

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2012,  December 31, 2011, or September 30, 2011.

Borrowings

At September 30, 2012, the Company’s maximum borrowing line from the FHLB was $136.5 million, approximately 12% of the Company’s assets.  FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At September 30, 2012,  December 31, 2011, and September 30, 2011, the Company had no outstanding balances on the borrowing line.

The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million.  At September 30, 2012,  December 31, 2011, and September 30, 2011, the outstanding balance on this loan was $4.5 million, $4.6 million, and $4.7 million, respectively.  This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

At September 30, 2012,  December 31, 2011, and September 30, 2011, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee.  In addition to the $162.1 million of cash and due from banks and interest bearing deposits in other banks and $133.5 million in unpledged available for sale securities held at September 30, 2012, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $174.0 million as of September 30, 2012.

At September 30, 2012, $38.9 million in securities, or 22%, of the investment portfolio was pledged, as compared to $32.1 million, or 14%, at December 31, 2011, and $30.3 million, or 14%, at September 30, 2011.  As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $957,000 for the first nine months of 2012.  Net cash provided by investing activities was $31.2 million for the same period, mostly due to proceeds from the sale and maturity of available-for-sale securities, net of securities purchases and loan fundings in excess of paydowns.  Net cash provided by financing activities was  $36.9 million, primarily due to an increase in deposits.

The Company issued 3,162 shares of its common stock through the exercise of stock options in the third quarter of 2012 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.  At September 30, 2012, the Company had 6,473,680 shares of its common stock outstanding.

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

The requirements address both risk-based capital and leverage capital.  At September 30, 2012, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2012.

	Adequately-	Well-	Actual Ratio	Actual Ratio
	Capitalized	Capitalized	BHC	Bank

Tier 1 risk-based capital	4.00%	6.00%	15.36%	13.94%
Total risk-based capital	8.00%	10.00%	16.61%	15.20%
Leverage ratio	4.00%	5.00%	13.13%	11.90%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  As of September 30, 2012,  December 31, 2011 and September 30, 2011, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $270.9 million, $190.0 million, and $210.0 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

The Company has no capital commitments as of September 30, 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of September 30, 2012 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2012, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  These risk factors have not materially changed as of September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the three months ending September 30, 2012.

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

101.CAL            XBRL Calculation Linkbase Document

101.LAB            XBRL Labels Linkbase Document

101.PRE            XBRL Presentation Linkbase Document

101.DEF            XBRL Definition Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at September 30, 2012,  December 31, 2011 and September 30, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

November 8, 2012	By: /s/ R. Marc Langland

R. Marc Langland

Chairman, President, and CEO

(Principal Executive Officer)

November 8, 2012	By: /s/ Joseph M. Schierhorn

Joseph M. Schierhorn

Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)