Form 10-K
period 2012-12-31
NORTHRIM BANCORP INC
filed 2013-03-15
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $133,414,239.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,512,620 shares of Common Stock, $1.00 par value, as of March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 16, 2013, is incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS

General

Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.    The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $970.1 million in total deposits and $1.2 billion in total assets at December 31, 2012.  Through our ten branches, we are accessible to approximately 70% of the Alaska population.

The Company has four wholly-owned subsidiaries:

•

Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has ten branch locations in Alaska; seven in Anchorage, one in Fairbanks, and one each in Eagle River and Wasilla.  We also operate in the Washington market area through Northrim Funding Services (“NFS”), a factoring operation that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•

Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s 48% equity interest in Elliott Cove Capital Management, LLC, (“ECCM”), an investment advisory services company.  In the first quarter of 2006, through NISC, we purchased an  interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, which we now hold a 24% interest in;

•	Northrim Capital Trust I (“NCTI”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company; and

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.

The Bank has two wholly-owned subsidiaries:

•

Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has offices throughout Alaska.  RML also operates in real estate markets in the state of Washington through a joint venture.  In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.  In the fourth quarter of 2011, NCIC purchased a 48% interest in Elliott Cove Insurance Agency, LLC (“ECIA”); an insurance agency that offers annuity and other insurance products; and

•	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

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

The Company’s geographical expansion has historically been limited to the Anchorage, Fairbanks and Matanuska-Susitna Valley regions of Alaska and, to a lesser extent, the Washington area through the operations of NFS.  While the Company continues to consider potential expansion of its branch network in these locations, additional geographic regions will be considered if appropriate opportunities are presented.

In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated substantial resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio, and to develop strategies to improve or collect our existing loans.  As a result of these efforts, the Company’s ratio of nonperforming assets to total assets has decreased to 0.78% at December 31, 2012, as compared to 1.16% and 2.07% at December 31, 2011 and 2010, respectively.  Improvements in the overall credit quality of the loan portfolio have had a direct and positive impact on net income through a reduction of loan collection related costs, as well as decreased FDIC insurance costs.  Continued success in maintaining or further improving the credit quality of our loan portfolio is a significant aspect of the Company’s strategy for attaining sustainable, long-term market share growth to affect increased shareholder value.

Employees

We believe that we provide a high level of customer service. To achieve our objective of providing “Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  In keeping with this philosophy and with our strategy to increase our market share, the Company hired several new loan officers in the last two years who have valuable expertise in our niche markets.

We consider our relations with our employees to be satisfactory.  We had 245 full-time equivalent employees at December 31, 2012. None of our employees are covered by a collective bargaining agreement.

Products and Services

Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska-Susitna Valley.  (See “Loans” in Item 7 of this report.)

Asset-based lending:  We provide short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable through NFS.  In 2013, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.

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

Several of our deposit services and products are:

•	An indexed money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	An indexed CD that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier noncash deposits from our customers to their local Northrim Bank branch.

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

Other Services Provided through Affiliates:  The Company provides residential mortgages throughout Alaska, and to a lesser extent in the state of Washington via the Company’s ownership interest in RML.  We also sell and service employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  The Company also offers annuity and other insurance products through ECIA, an insurance agency, and long term investment portfolios through ECCM, an investment advisory services company.  As of March 15, 2013, there are four Northrim Bank employees who are licensed as Investment Advisor Representatives and are actively selling the Elliott Cove investment products.  Finally, our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.

Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. However, approximately 43% of our loan portfolio at December 31, 2012 is attributable to twenty two large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Fairbanks, and the Matanuska-Susitna Valley.

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

The petroleum industry plays a significant role in the economy of Alaska.  According to the State of Alaska Department of Revenue, approximately 93% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry.  Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.  State revenues are sensitive to volatile oil prices and production levels have been in decline for 20 years; however, high oil prices have been sustained for several years now, despite the global recession.  This has allowed the Alaska state government to continue to increase operating and capital budgets and add to its reserves.  The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects.  Several multi-billion dollar projects are progressing or can potentially advance in the near term.  Some of these projects include: a large diameter natural gas pipeline; related gas exploration at Point Thomson by ExxonMobil and partners; exploration for new wells offshore in the Outer Continental Shelf by Shell and Conoco Phillips; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Pebble and Donlon Creek mines; and energy development in the National Petroleum Reserve Alaska.  Because of their size, each of these projects faces tremendous challenges.  Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, then state revenues will start to decline with falling oil production from older fields on the North Slope of Alaska.  The decline in state revenues will likely have a negative effect on Alaska’s economy.

Tourism is another major employment sector of the Alaska economy.  In 2012, according to the State of Alaska’s Department of Commerce, revenue collected from bed taxes in Anchorage increased 6% in the peak season between May through September as compared to the same period in 2011.  Additionally, the Department of Commerce reported a 2% increase in people visiting the State of Alaska in the same period in 2012 as compared to 2011.

Alaska has weathered the “Great Recession” better than many other states in the nation, due largely to a natural resources based economy which continues to benefit from high commodity and energy prices.  According to the Legislative Finance Division of the State of Alaska, as of June 30, 2012, Alaska had more than $13.5 billion in undesignated savings.  As of December 31, 2012 the Permanent Fund had a balance of $44 billion, which pays an annual dividend to every Alaskan citizen.  In December 2012, unemployment in Alaska decreased to 6.6% according to the Alaska Department of Labor as compared to 7.8% for the United States.

A material portion of our loans at December 31, 2012, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, and Fairbanks, Alaska.  Moreover, 11% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML, our mortgage real estate affiliate.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. Since 2007, the Anchorage area and Fairbanks real estate markets have experienced lower levels of sales activity.  A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2012, $273 million, or 39%, of our loan portfolio was represented by commercial loans in Alaska.  Commercial loans generally have greater risk than real estate loans.

Alaska’s residents are not subject to any state income or state sales taxes.  For the past 29 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $878 per eligible resident in 2012 for an aggregate distribution of approximately $567 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition

We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  According to information published by the State of Alaska Department of Commerce, credit unions in Alaska have a 40% share of total statewide deposits held in banks and credit unions as of December 31, 2011.  Recent changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.

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

In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share.  Currently, there are eight commercial banks operating in Alaska.  At June 30, 2012, the date of the most recently available information, we had approximately a 9% share of the Alaska commercial bank deposits, 15% in the Anchorage area, and 7% in Fairbanks.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2012, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of deposits
Northrim Bank	9	$818,915	15%
Wells Fargo Bank Alaska	18	2,861,060	51%
First National Bank Alaska	12	1,266,334	23%
Key Bank	6	595,896	11%
Total	45	$5,542,205	100%

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”).  The FDIC insures Northrim Bank’s deposits and also examines, supervises, and regulates Northrim Bank. The Company’s affiliated investment companies, ECCM and ECIA, and its affiliated investment advisory and wealth management company, Pacific Portfolio Consulting LLC, are subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.  The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the banking laws of the State of Washington.

The Company’s earnings and activities are affected, amoung other things, by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts.  For example, these include limitations on the ability of Northrim Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.

As a result of the recent financial crisis, regulation of banks and the financial services industry has been undergoing major changes.  Among these is the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act significantly modifies and expands legal and regulatory requirements imposed on banks and other financial institutions.  Some of these changes were effective immediately but others are being phased in over time.  The Dodd-Frank Act requires various regulators, including the FRB and the FDIC, to adopt numerous regulations, not all of which have been finalized.  Accordingly, not all of the precise requirements of the Dodd-Frank Act are yet known.

The Dodd-Frank Act will significantly impact Northrim Bank and its business and operations.  For example, the federal prohibition on paying interest on demand accounts (such as checking accounts) for businesses was eliminated, which could adversely impact Northrim Bank’s interest expense.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by Northrim Bank are now based on Northrim Bank’s total assets.  Other Dodd-Frank Act changes include: (i) tightened capital requirements for Northrim Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; and (v) creation of a federal Consumer Financial Protection Bureau with broad authority to regulate consumer financial products and services.

It is difficult to predict at this time what specific impacts the Dodd-Frank Act and the implementing regulations will have on Northrim Bank and the Company.  At a minimum, it is expected that they will increase our operating and compliance costs and could materially and negatively affect the profitability of our business.

The Gramm-Leach-Bliley Act (the “GLB Act”), which was enacted in 1999, allows bank holding companies to elect to become financial holding companies, subject to certain regulatory requirements.  In addition to the activities previously permitted bank holding companies, financial holding companies may engage in non-banking activities that are financial in nature, such as securities, insurance, and merchant banking activities, subject to certain limitations.  The Company could utilize this structure to accommodate an expansion of its products and services in the future.

The activities of bank holding companies, such as the Company, that are not financial holding companies, are generally limited to managing or controlling banks and engaging in closely related activities.  A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Nonbank acquisitions and activities of a bank holding company are also generally limited to the acquisition of up to 5% of the outstanding shares of any class of voting securities of a company and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.

The GLB Act also included extensive consumer privacy provisions.  These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties.  Pursuant to these provisions, the federal banking regulators have adopted privacy regulations.  In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.

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

There also are certain limitations on the ability of the Company to pay dividends to its shareholders.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Under longstanding FRB policy and under the Dodd-Frank Act, a bank holding company is required to act as a source of financial strength for its subsidiary banks.  The Company could be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such requirement.

The Company and Northrim Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies.  These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and, in the case of banks, have defined five capital tiers, the highest of which is “well-capitalized.”  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Northrim Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Northrim Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices.  The Company’s and Northrim Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Both the Company and Northrim Bank are required to satisfy minimum capital ratios.  Currently the minimum requirements are a total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 4.0% and a leverage ratio generally of 4.0%.  As of December 31, 2012, both the Company and Northrim Bank meet these requirements.

Under current prompt corrective action rules, which apply to Northrim Bank but not to the Company, a bank is: (i) ”well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any regulatory agreement, order or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the bank has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the bank has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the bank has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the bank’s tangible equity is equal or less than 2.0% of average quarterly tangible assets.  A bank may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  As of December 31, 2012, the FDIC categorized Northrim Bank as “well-capitalized” under the regulatory framework for prompt corrective action.

At each successive lower capital category, a bank is subject to increasing supervisory restrictions. For example, being “adequately capitalized” rather than “well-capitalized” affects a bank’s ability to accept brokered deposits without the prior approval of the FDIC, and may cause greater difficulty obtaining retail deposits.  Banks in the “adequately capitalized” classification may have to pay higher interest rates to continue to attract those deposits, and higher deposit insurance rates for those deposits. This status also affects a bank’s eligibility for a streamlined review process for acquisition proposals.

Management intends to maintain a Tier 1 risk-based capital ratio for Northrim Bank in excess of 10% in 2013, exceeding the FDIC’s “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

The capital ratios for the Company exceed those for Northrim Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on Northrim Bank’s financial statements nor are they included in its capital (although the Company did contribute to Northrim Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $18 million more in regulatory capital than Northrim Bank at December 31, 2012 and 2011, which explains most of the difference in the capital ratios for the two entities.

The Dodd-Frank Act requires the federal banking regulators to issue new capital regulations.  On June 12, 2012, the three federal banking regulators (including the FRB and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”).  The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to Northrim Bank and the Company.  The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III”.

The Proposed Rules include new risk-based and leverage capital ratio requirements, which are intended to be phased in beginning in 2013 and be fully implemented January 1, 2015, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the Proposed Rules would be: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments.

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

The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Northrim Bank, if their capital levels do not meet certain thresholds. These revisions are intended to be phased in beginning in 2013 and be fully implemented January 1, 2015.  The prompt corrective action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds.  For example, under the proposed prompt corrective action rules, insured depository institutions would be required to meet the following capital levels in order to qualify as “well capitalized”:  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

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

In the liquidation or other resolution of a failed insured depository institution, claims for administrative expenses (including certain employee compensation claims) and deposits are afforded a priority over other general unsecured claims, including non-deposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors to the extent it has made payments to such depositors.

The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act of 1934”), including certain requirements under the Sarbanes-Oxley Act of 2002.

Northrim Bank is subject to the Community Reinvestment Act of 1977 (“CRA”).  The CRA requires that Northrim Bank help meet the credit needs of the communities it serves, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution.  The FDIC assigns one of four possible ratings to Northrim Bank’s CRA performance and makes the rating and the examination reports publicly available.  The four possible ratings are outstanding, satisfactory, needs to improve and substantial noncompliance.  A financial institution’s CRA rating can affect an institution’s future business.  For example, a federal banking agency will take CRA performance into consideration when acting on an institution’s application to establish or move a branch, to merge or to acquire assets or assume liabilities of another institution. In its most recent CRA examination, Northrim Bank received a “Satisfactory” rating from the FDIC.

The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).  Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2012.

Available Information

The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, as well as its Form 8-K filings (and all amendments thereto), which are filed with the Securities and Exchange Commission (“SEC”), are accessible free of charge at our website at http://www.northrim.com as soon as reasonably practicable after filing with the SEC.  By making this reference to our website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

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

In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010.  Among other provisions, the new legislation creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, will lead to new capital requirements from federal banking agencies, places new limits on electronic debt card interchange fees, and requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are expected to increase the overall costs of regulatory compliance and limit certain sources of revenue.

Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently, these powers have been utilized more frequently due to the serious national economic conditions facing the financial system.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary, and fiscal initiatives which have been and may be enacted on the financial markets and on the Company.  The terms and costs of these activities could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

            On June 12, 2012, the three federal banking regulators (including the FRB and the FDIC) jointly announced the Proposed Rules, which would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Item 1 Business - Proposed Changes to Regulatory Capital Requirements” the three federal banking regulators issued the Proposed Rules that would create new increased capital requirements for United States depositary institutions and their holding companies. The Proposed Rules include risk-based and leverage capital ratio requirements, which are intended to be phased in beginning in 2013 and be fully implemented by January 1, 2015. The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are intended to be phased in beginning in 2013 and be fully implemented by January 1, 2015.

Although we currently cannot predict the specific impact and long-term affects that the Proposed Rules will have on us and the banking industry more generally, if these rules are adopted we would be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Difficult economic and market conditions have adversely affected our industry

We are operating in a challenging and uncertain economic environment, including generally uncertain global, national and local conditions.  The capital and credit markets have also experienced volatility and disruption.  Dramatic declines in the national housing market in 2008 and 2009, with falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.  Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate.  Similarly, declining real estate values can adversely impact the carrying value of real estate secured loans. The downturn in the economy, the slowdown in the real estate market, and declines in some real estate values had a direct and adverse effect on our financial condition and results of operations in 2008 and 2009.  While we have experienced some stabilization in the economy since 2010, we currently do not expect that the difficult conditions in the financial markets are likely to improve significantly in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

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
•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions could adversely affect the accuracy of our estimates which could, in turn, impact the reliability of the process.

•

We have been required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	The value of the portfolio of investment securities that we hold could be adversely affected.

We may be adversely impacted by recent volatility in the European financial markets

In 2010, a financial crisis emerged in Europe, triggered primarily by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations.  These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations.  Certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile.  Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist.  Market concerns over the direct and indirect exposure of European banks and insurers to the EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.

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

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on our operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in actual and threatened downgrades of United States government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies including the FRB and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for United States Treasury securities and other securities issued or guaranteed by the United States government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade of United States government securities by Standard and Poor’s and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies (which has been forewarned by Fitch Ratings), could create uncertainty in the United States and global financial markets and cause other events which, directly or indirectly, could adversely affect our operations, earnings, and financial condition.

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

The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML.  A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans.  In 2013, the Company expects that its revenues from earnings from RML will be lower than 2012 because we expect earnings from RML to decrease as refinance activity slows.  Declines in these areas may have a material adverse effect on our financial condition through a decline in interest income and fees.

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

We have a significant concentration in real estate lending. A downturn in real estate within our markets has had and is expected to continue to have a negative impact on our results of operations.

Approximately 69% of the Bank’s loan portfolio at December 31, 2012 consisted of loans secured by commercial and residential real estate located in Alaska.  In recent years, the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans.  During 2008, we experienced a significant increase in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio.  Although non-performing assets decreased from December 31, 2008 to December 31, 2012, we will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

Further, approximately 49% of the Bank’s loan portfolio at December 31, 2012 consisted of commercial real estate loans.   Nationally, delinquencies in these types of portfolios have increased significantly in recent years.  While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.

Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2012, the Bank held $4.5 million of OREO properties, many of which relate to residential construction and land development loans.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.  Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Changes in market interest rates could adversely impact the Company.

Our earnings are impacted by changing interest rates.  Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings.  The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest margin.  Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.  Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.

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

Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks, areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2012, approximately 69% of the Bank’s loans are secured by real estate and 31% are for general commercial uses, including professional, retail, and small businesses, respectively.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so could materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results could be materially adversely affected.

We may be unable to attract and retain key employees and personnel.

We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board and Chief Executive Officer of the Company; Joseph M. Beedle, our President and Chief Executive Officer of Northrim Bank; Christopher N. Knudson, our Executive Vice President and Chief Operating Officer; Joseph M. Schierhorn, our Executive Vice President and Chief Financial Officer; Steven L. Hartung, our Executive Vice President and Chief Credit Officer.  While we maintain keyman life insurance on the lives of Messrs. Beedle, Knudson, and Schierhorn in the amounts of $2 million, $2.1 million, and $1 million, respectively, we may not be able to timely replace Mr. Beedle, Mr. Knudson, or Mr. Schierhorn with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  Currently, we do not maintain keyman life insurance on the life of Messrs. Langland and Hartung.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

Liquidity risk could impair our ability to fund operations and jeopardize our financial conditions.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources, could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is deposits gathered through our network of branch offices. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Factors that could negatively impact our access to liquidity sources include:

•	a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated;
•	adverse regulatory actions against us; or
•	our inability to attract and retain deposits.

Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and unstable credit markets.

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the transaction account guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010 through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which would increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This could reduce our liquidity, or require us to pay higher interest rates to retain deposits and maintain our liquidity and could adversely affect our earnings.

The FRB’s repeal of the prohibition against payment of interest on demand deposits for businesses (Regulation Q) and the elimination of the FDIC’s TAG program may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. On July 14, 2011, the FRB issued final rules to repeal Regulation Q, which prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.

Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has imposed and is expected to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

The following sets forth information about our branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased
Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned

ITEM 3.            LEGAL PROCEEDINGS

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business.  Management does not expect that the resolution of these matters will have a material effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ under the symbol, “NRIM.”  We are aware that large blocks of our stock are held in street name by brokerage firms.  At March 15, 2013, the number of shareholders of record of our common stock was 141.

The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2012
	High	$22.14	$22.15	$21.51	$22.85
	Low	$17.76	$20.43	$19.62	$20.06

2011
	High	$19.59	$20.04	$19.90	$19.26
	Low	$18.45	$18.30	$18.22	$16.95

In 2012 we paid cash dividends of $0.13 per share in the first and second quarters and $0.15 per share in the third and fourth quarters.  In 2011 we paid cash dividends of $0.12 per share in the first and second quarters and $0.13 per share in the third and fourth quarters.  Cash dividends totaled $3.7 million, $3.3 million, and $2.8 million in 2012, 2011, and 2010, respectively.  On February 21, 2013, the Board of Directors approved payment of a $0.15 per share dividend on March 14, 2013, to shareholders of record on March 22, 2013.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank.

Repurchase of Securities

The Company did not repurchase any of its common stock during the fourth quarter of 2012.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2012. Additional information regarding the Company’s equity plans is presented in Note 19 of the Notes to Consolidated Financial Statements  included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	267,302	$15.78	153,226
Total	267,302	$15.78	153,226
[1] Includes 155,614 options awarded under previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph

The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2007, and ending December 31, 2012.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the three indices was $100 on December 31, 2007, and that all dividends were reinvested.

ITEM 6.            SELECTED FINANCIAL DATA (1)

(In Thousands, Except Share Data)	2012	2011	2010	2009	2008
	(Unaudited)
Net interest income	$42,223	$42,364	$44,213	$46,421	$45,814
Provision (benefit) for loan losses	(1,559)	1,999	5,583	7,066	7,199
Other operating income	15,432	13,090	12,377	13,084	11,354
Other operating expense	39,600	36,755	37,624	41,357	40,394
Income before provision for income taxes	$19,614	$16,700	$13,383	$11,082	$9,575
Provision for income taxes	6,156	4,873	3,918	2,967	3,122
Net Income	13,458	11,827	9,465	8,115	6,453
Less: Net income attributable to
noncontrolling interest	512	429	399	388	370
Net income attributable to Northrim Bancorp	$12,946	$11,398	$9,066	$7,727	$6,083

Earnings per share:
Basic	$2.00	$1.77	$1.42	$1.22	$0.96
Diluted	1.97	1.74	1.40	1.20	0.95
Cash dividends per share	0.56	0.50	0.44	0.40	0.66

Assets	$1,160,107	$1,085,258	$1,054,529	$1,003,029	$1,006,392
Portfolio loans	704,213	645,562	671,812	655,039	711,286
Deposits	970,129	911,248	892,136	853,108	843,252
Borrowings	4,479	4,626	4,766	4,897	15,986
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders' equity	136,353	125,435	117,122	111,020	104,648

Book value per share	$20.93	$19.39	$18.21	$17.42	$16.53
Tangible book value per share(2)	$19.67	$18.09	$16.86	$16.01	$15.06
Net interest margin (tax equivalent)(3)	4.40%	4.59%	4.92%	5.33%	5.26
Efficiency ratio (4)	68.25%	65.78%	65.96%	68.96%	70.05
Return on assets	1.19%	1.09%	0.90%	0.79%	0.62
Return on equity	9.85%	9.34%	7.87%	7.08%	5.85
Equity/assets	11.75%	11.56%	11.11%	11.07%	10.40
Dividend payout ratio	28.39%	28.67%	31.41%	33.18%	68.93
Nonperforming loans/portfolio loans	0.64%	1.14%	1.70%	2.10%	3.66
Net charge-offs (recoveries)/average loans	(0.03)%	(0.01)%	0.66%	1.00%	0.86
Allowance for loan losses/portfolio loans	2.33%	2.56%	2.14%	2.00%	1.81
Nonperforming assets/assets	0.78%	1.16%	2.07%	3.10%	3.84

Effective tax rate	31%	29%	29%	27%	34
Number of banking offices	10	10	10	11	11
Number of employees (FTE)	245	260	268	295	290

 (1) These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

(2)Tangible book value per share is a non-GAAP ratio defined as shareholders’ equity, less intangible assets, divided by common shares outstanding.    Management believes that tangible book value is a useful measurement of the value of the Company’s equity because if excludes the effect of tangible assets on the Company’s equity.  See reconciliation to comparable GAAP measurement below.

(3)Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in all years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to comparable GAAP measurement below.

(4)In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement.  Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency.  The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income.  Other companies may define or calculate this data differently.  For additional information see the "Other Operating Expense" section in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.  See reconciliation to comparable GAAP measurement below.

Reconciliation of Selected Financial Data to GAAP Financial Measures

These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Reconciliation of tangible book value per share to book value per share

	2012	2011	2010	2009	2008
Northrim BanCorp shareholders' equity	$136,260,000	$125,383,000	$117,072,000	$110,972,000	$104,648,000
Divided by common shares outstanding	6,511,649	6,466,763	6,427,237	6,371,455	6,331,371
Book value per share	$20.93	$19.39	$18.21	$17.42	$16.53

	2012	2011	2010	2009	2008
Northrim BanCorp shareholders' equity	$136,260,000	$125,383,000	$117,072,000	$110,972,000	$104,648,000
Less: goodwill and intangible assets, net	8,170,000	8,421,000	8,697,000	8,996,000	9,320,000
	$128,090,000	$116,962,000	$108,375,000	$101,976,000	$95,328,000

Divided by common shares outstanding	6,511,649	6,466,763	6,427,237	6,371,455	6,331,371
Tangible book value per share	$19.67	$18.09	$16.86	$16.01	$15.06

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2012	2011	2010	2009	2008
Net interest income(5)	$42,223	$42,364	$44,213	$46,421	$45,814
Divided by average interest-bearing assets	973,741	934,732	904,168	876,101	876,904
Net interest margin	4.34%	4.53%	4.89%	5.30%	5.22%

(In Thousands)	2012	2011	2010	2009	2008
Net interest income(5)	$42,223	$42,364	$44,213	$46,421	$45,814
Plus: reduction in tax expense related to
tax-exempt interest income	626	580	315	300	280
	$42,849	$42,944	$44,528	$46,721	$46,094

Divided by average interest-bearing assets	973,741	934,732	904,168	876,101	876,904
Tax-equivalent net interest margin	4.40%	4.59%	4.92%	5.33%	5.26%

Calculation of efficiency ratio

(In Thousands)	2012	2011	2010	2009	2008
Net interest income(5)	$42,223	$42,364	$44,213	$46,421	$45,814
Other operating income	15,432	13,090	12,377	13,084	11,354
Total revenue	57,655	55,454	56,590	59,505	57,168

Other operating expense	39,600	36,755	37,624	41,357	40,394
Less intangible asset amortization	252	275	299	323	347
Adjusted other operating expense	$39,348	$36,480	$37,325	$41,034	$40,047

Efficiency ratio	68.25%	65.78%	65.96%	68.96%	70.05%

  (5)Amount represents net interest income before provision for loan losses.

Reconciliation of total shareholders’  equity to tangible common shareholders’ equity and total assets to tangible assets

(In Thousands)	2012	2011	2010	2009	2008
Shareholders' equity	$136,353	$125,435	$117,122	$111,020	$104,648
Less: goodwill and other intangible assets, net	8,170	8,421	8,697	8,996	9,320
Tangible common shareholders' equity	$128,183	$117,014	$108,425	$102,024	$95,328

Total assets	$1,160,107	$1,085,258	$1,054,529	$1,003,029	$1,006,392
Less: goodwill and other intangible assets, net	8,170	8,421	8,697	8,996	9,320
Tangible assets	$1,151,937	$1,076,837	$1,045,832	$994,033	$997,072
Tangible common equity ratio	11.12%	10.86%	10.37%	10.26%	9.56%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2012,  2011, and 2010 included elsewhere in this report.

This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

•

The Company’s net income increased 14% to $12.9 million, or $1.97 per diluted share, for the year ended December 31, 2012 from $11.4 million, or $1.74 per diluted share, for the year ended December 31, 2011, reflecting continuing improvement in credit quality and  increased other operating income.

•

Our provision for loan losses in 2012 decreased by $3.6 million, or 178%, to a benefit of $1.6 million from an expense of $2.0 million in 2011 as we experienced net recoveries of $1.5 million in 2012 as compared to net recoveries of $98,000 in 2011.  In addition, our nonperforming loans at December 31, 2012 decreased by $2.8 million, or 38%, from $7.4 million at December 31, 2011 to $4.5 million at December 31, 2012.

•

Other operating income, which includes revenues from financial services affiliates, service charges, and electronic banking contributed 27% to annual 2012 revenues, compared to a  contribution of 24% to annual 2011 revenues.

•

Other operating expenses increased $2.8 million, or 8% in 2012 to $39.6 million from $36.8 million in 2011 primarily due to increased OREO expense, increased salaries and benefits costs, and the creation of a reserve for purchased receivable losses.  These increases were partially offset by decreased insurance expense.

•

The Company’s total assets grew 7% to $1.160 billion at December 31, 2012 as compared to $1.085 billion at December 31, 2011,  primarily as a result of increases in loans, interest bearing deposits in other banks and cash offsetting reductions in investments, loans held for sale, and purchased receivables.    Year-to-date average loans were up 5% year over year at $687.9 million for 2012 as compared to $653.8 million in 2011.

•	Nonperforming assets decreased by 28% year-over-year to $9.1 million at December 31, 2012 or 0.78% of total assets, compared to $12.5 million or 1.16% of total assets at December 31, 2011.

•

The allowance for loan losses (“Allowance”) totaled 2.33% of total portfolio loans at December 31, 2012, compared to 2.56% at December 31, 2011.  The Allowance compared to nonperforming loans also increased to 362% at December 31, 2012 from 224% at December 31, 2011.

•

The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 15.34% at December 31, 2012 as compared to 15.20% a year ago.  The Company’s tangible common equity to tangible assets at year end 2012 was 11.12%, up from 10.86% at year-end 2011.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 11.75% at December 31, 2012 as compared to 11.56% at December 31, 2011.

•	The cash dividend paid on December 14, 2012, rose 15% to $0.15 per diluted share from $0.13 per diluted share paid in the fourth quarter of 2011.

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

The Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors applied to segments and classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance.  The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes; pass, special mention, substandard, doubtful and loss.  After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average five year loss history for each segment and class.  This general reserve is then adjusted for qualitative factors, by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

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

The unallocated portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance.  Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.  In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators.  Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values.  Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.  Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.

Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company's loan portfolio.  Given current processes employed by the Company, management believes the segment, classes, and estimated loss rates currently assigned are appropriate.  It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements.  In addition, current loan classes and fair value estimates of collateral are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.  Although we have established an Allowance that we consider adequate, there can be no assurance that the established Allowance will be sufficient to offset losses on loans in the future.

Goodwill and other intangibles:  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition.  Identified intangibles are amortized over the period benefited either on a straight-line basis or on an accelerated basis depending on the nature of the intangible.  Goodwill is not amortized, although it is reviewed for impairment on an annual basis or at an interim date if events or circumstances indicate a potential impairment.  Goodwill impairment testing is performed at the reporting unit level.  We have determined that the Company has only one reporting unit.

Under current guidance, the Company has the option to first assess qualitative factors to determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of each reporting unit of the Company is less than the carrying amount.  If, using the qualitative assessment described above, it is determined that it is more likely than not that the carrying value exceeds the fair value of the Company, then we must move on to a more comprehensive goodwill impairment analysis.

The first step of the comprehensive analysis, used to identify potential impairment, involves comparing the reporting unit’s fair value to its carrying value including goodwill.  If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

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

The Company performed its annual goodwill impairment testing at December 31, 2012 and 2011 in accordance with the policy described in Note 1 to the financial statements.  At December 31, 2012, the Company performed its annual impairment test by performing the first step of the comprehensive impairment analysis.  The Company estimated the fair value of the Company using four valuation methodologies including a comparable transactions approach, a control premium approach, a public market peers approach, and a discounted cash flow approach.  We then compared the estimated fair value of the Company to the carrying value as of December 31, 2012  and concluded that no potential impairment existed at that time.    The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that we will not charge earnings during 2013 for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.

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

RESULTS OF OPERATIONS

Income Statement

Net Income

Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through purchased receivables products, earnings from our mortgage affiliate, sales of employee benefit plans, service charges and fees, electronic banking income, and rental income.  Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, marketing, professional and outside services, equipment expense, software expense, and expenses related to OREO.  Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

We earned net income of $12.9 million in 2012, compared to net income of $11.4 million in 2011, and $9.1 million in 2010.  During these periods, net income per diluted share was $1.97, $1.74, and $1.40, respectively.  The increase in net income in 2012 was primarily due to a decrease in the provision for loan losses of $3.6 million and an increase in other operating income of $2.3 million, being partially offset by an increase of $2.8 million in other operating expenses and an increase of $1.3 million in income taxes in 2012 as compared to 2011. The increase in net income in 2011 was primarily due to decreases in the provision for loan losses and other operating expenses of $3.6 million and $869,000, respectively, and an increase in other operating income of $713,000, being partially offset by a decrease in net interest income of $1.8 million in 2011 as compared to 2010, as well as an increase in income taxes of $955,000 over the same period.

Net Interest Income  / Net Interest Margin

Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2012 was $42.2 million, compared to $42.4 million in 2011 and $44.2 million in 2010.  The decrease in 2012 as compared to 2011, and the decrease in 2011 as compared to 2010 was primarily due to lower yields on loans and long-term investments which were only partially offset by decreased interest expense from lower average interest rates on deposits and increased interest income from higher average loan balances.

Changes in net interest income result from changes in volume and spread, which in turn affect our margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.  During the fiscal years ended December 31, 2012, 2011, and 2010, average interest-earning assets were $973.7 million, $934.7 million, and $904.2 million, respectively. During these same periods, net interest margins were 4.34%, 4.53%, and 4.89%, respectively, which reflects the changes in our balance sheet mix.  Our average yield on interest-earning assets was 4.59% in 2012, 4.91% in 2011, and 5.50% in 2010, while the average cost of interest-bearing liabilities was 0.39% in 2012, 0.57% in 2011, and 0.88% in 2010.

Our net interest margin decreased in 2012 from 2011 and in 2011 from 2010.  The year over year declines were mainly due to the fact that in both periods, interest rates on both loans and investment securities declined as compared to the prior year.  In both periods, these decreases were only partially offset by increases in net interest income due to higher average balances in interest-bearing assets.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2012			2011			2010
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	outstanding	income /	Yield /	outstanding	income /	Yield /	outstanding	income /	Yield /
(In Thousands)	balance	expense	Cost	balance	expense	Cost	balance	expense	Cost

Loans (1),(2)	$687,853	$41,515	6.04%	$653,820	$42,391	6.48%	$646,677	$44,926	6.95%
Long-term Investments	200,600	2,935	1.46%	207,603	3,309	1.59%	187,155	4,594	2.45%
Short-term investments	85,288	278	0.33%	73,309	208	0.28%	70,336	178	0.25%
Total interest-earning assets	973,741	$44,728	4.59%	934,732	$45,908	4.91%	904,168	$49,698	5.50%
Noninterest-earning assets	114,678			113,964			106,398
Total	$1,088,419			$1,048,696			$1,010,566

Interest-bearing deposits	$597,445	$1,682	0.28%	$589,163	$2,726	0.46%	$588,341	$4,673	0.79%
Borrowings	39,596	823	2.08%	37,365	818	2.19%	34,341	812	2.36%
Total interest-bearing liabilities	$637,041	$2,505	0.39%	$626,528	$3,544	0.57%	$622,682	$5,485	0.88%
Demand deposits and other
non-interest bearing liabilities	320,010			300,129			272,645
Equity	131,368			122,039			115,239
Total	$1,088,419			$1,048,696			$1,010,566
Net interest income		$42,223			$42,364			$44,213
Net interest margin (3)			4.34%			4.53%			4.89%
[1]Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $2.7 million, $2.6 million and
$2.6 million for 2012, 2011 and 2010, respectively.
[2]Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loans were $5.8 million,
$9.6 million, and $13.8 million in 2012, 2011 and 2010, respectively.
[3]The net interest margin on a tax equivalent basis was 4.40%, 4.59%, and 4.92%, respectively, for 2012, 2011, and 2010.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$2,674	$(3,550)	$(876)	$503	$(3,038)	$(2,535)
Long-term investments	(109)	(265)	(374)	581	(1,867)	(1,286)
Short term investments	37	33	70	8	22	30
Total interest income	$2,602	$(3,782)	$(1,180)	$1,092	$(4,883)	$(3,791)

Interest Expense:
Interest-bearing deposits	$39	$(1,083)	$(1,044)	$(204)	$(1,741)	$(1,945)
Borrowings	31	(26)	5	503	(499)	4
Total interest expense	$70	$(1,109)	$(1,039)	$299	$(2,240)	$(1,941)

Provision for Loan Losses

We recorded a benefit for the provision for loan losses in 2012 of $1.6 million, compared to an expense of $2.0 million in 2011 and an expense of $5.6 million in 2010.  We recorded a benefit under our loan loss provision in 2012 primarily due to the fact that we had net recoveries of previously charged off loans of $1.5 million in 2012.  We decreased the provision for loan losses in 2011 compared to 2010, primarily because there were net recoveries of $98,000 in 2011 as compared to net charge offs of $4.3 million in 2010.  Additionally, the ratio of nonperforming loans to portfolio loans decreased to 0.64% at December 31, 2012 as compared to 1.14% at December 31, 2011 and compared to 1.70% at December 31, 2010.  See the “Allowance for Loan Loss” section under “Financial Condition” and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.

Other Operating Income

Total other operating income increased $2.3 million, or 18%, in 2012 as compared to 2011, and increased $713,000, or 6%, in 2011 as compared to 2010.  The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2012	$ Change	% Change	2011	$ Change	% Change	2010

Other Operating Income
Purchased receivable income	$3,026	$323	12%	$2,703	$864	47%	$1,839
Equity in earnings from RML	2,635	1,434	119%	1,201	(200)	(14)%	1,401
Employee benefit plan income	2,369	202	9%	2,167	267	14%	1,900
Service charges on deposit accounts	2,201	(95)	(4)%	2,296	(340)	(13)%	2,636
Electronic banking fees	2,058	113	6%	1,945	187	11%	1,758
Rental income	773	(3)	0%	776	(34)	(4)%	810
Merchant credit card transaction fees	578	152	36%	426	(58)	(12)%	484
Loan service fees	430	87	25%	343	(58)	(14)%	401
Gain on sale of securities available for sale, net	336	(83)	(20)%	419	(230)	(35)%	649
Other income	1,026	212	26%	814	315	63%	499
Total other operating income	$15,432	$2,342	18%	$13,090	$713	6%	$12,377

2012 Compared to 2011

Other operating income increased in 2012 primarily due to the increases in earnings from RML, purchased receivable income, employee benefit plan services income, merchant credit card transaction fees, and electronic banking fees.    Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates.  Earnings from RML increased in 2012 as refinance activity reached nearly record highs.  The Company currently expects that its income from RML will decrease in 2013 as compared to 2012 due to decreases in refinance activity.  Income from the Company’s purchased receivable products increased in 2012 due to increased average purchased receivable balances outstanding during the year.  The Company currently expects the income level from this product to continue to increase as the Company adds new customers in this line of business.  Employee benefit plan services income represents income generated by the Company’s 50.1% owned affiliate, NBG.  The Company consolidates the balance sheet and income statement of NBG into its financial statements.  The increase in income from employee benefit plan income from NBG in 2012 is primarily a result of NBG’s ability to provide additional products and services to an increased client base.  We currently expect employee benefit plan income from NBG to continue to increase in the near-term as we expect NBG’s business will continue to grow.  Income from merchant credit card transaction fees increased in 2012 as a result of an increase in the number of transaction processed as well as an increase in the Company’s revenue share percentages on these types of transactions.  The increase in the Company’s electronic banking fees in 2012 resulted from additional fees collected from increased point-of-sale transactions and additional fees collected related to ATM services.  Point-of-sale fees have increased as overall usage of this type of transaction has increased.  ATM fees increased due to increases in the fees the Company charges for these services.

2011 Compared to 2010

Other operating income increased in 2011 primarily due to the increases in purchased receivable income, employee benefit plan services income, and electronic banking fees.    Similar to the increases in 2012, income from the Company’s purchased receivable products increased in 2011 due to increased average purchased receivable balances outstanding during the year as compared to 2010.  Additionally, the increase in income from employee benefit plan income from NBG in 2011 is primarily a reflection of NBG providing additional products and services to an increased client base in 2011 as compared to 2010.  The increase in the Company’s electronic banking fees in 2011 primarily resulted from additional fees collected from increased point-of-sale transactions and additional fees collected related to ATM services.  Point-of-sale fees have increased as overall usage of this type of transaction has increased.  ATM fees increased due to increases in the fees the Company charges for these services.  In addition to these increases, the Company’s net income from its affiliate PWA, which is included in the other income line above, increased $107,000 in 2011 as compared to 2010 as PWA’s assets under management increased.

The increases in other operating income noted above were partially offset by decreases in deposit service charges, earnings from RML, and net gains on the sale of securities available for sale.  Deposit service charges decreased in 2011 because of decreases in fees collected on nonsufficient funds transactions due to a decrease in the number of overdraft transactions processed in 2011 as compared to 2010.  This decrease resulted from changes in regulations that were effective starting in the third quarter of 2010 that restrict the Company’s ability to assess service charges on point-of-sale transactions unless its customers request this service.  As noted above, earnings from RML have fluctuated with activity in the housing market.  Earnings from RML decreased in 2011 as refinance activity decreased as compared to 2010.

Other Operating Expense

Total other operating expense increased $2.8 million, or 8%, in 2012 as compared to 2011 and decreased $869,000, or 2%, in 2011 as compared to 2010.  The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2012	$ Change	% Change	2011	$ Change	% Change	2010

Other Operating Expense
Salaries and other personnel expense	$22,032	$1,026	5%	$21,006	$(631)	(3)%	$21,637
Occupancy	3,615	(149)	(4)%	3,764	60	2%	3,704
Marketing	1,975	204	12%	1,771	(11)	(1)%	1,782
Professional and outside services	1,479	93	7%	1,386	71	5%	1,315
Equipment	1,205	5	0%	1,200	84	8%	1,116
Software expense	1,111	106	11%	1,005	85	9%	920
Amortization of low income housing tax investments	921	19	2%	902	33	4%	869
Insurance expense	913	(420)	(32)%	1,333	(569)	(30)%	1,902
Internet banking expense	701	53	8%	648	26	4%	622
Reserve for purchased receivables	357	357	NM	-	-	NM	-
Intangible asset amortization	252	(23)	(8)%	275	(24)	(8)%	299
Impairment on purchased receivables, net	-	(57)	(100)%	57	(345)	(86)%	402
OREO expense, net rental income and gains on sale:
OREO operating expense	701	366	109%	335	(547)	(62)%	882
Impairment on OREO	469	377	410%	92	(154)	(63)%	246
Rental income on OREO	(35)	213	(86)%	(248)	362	(59)%	(610)
Gains on sale of OREO	(46)	843	(95)%	(889)	774	(47)%	(1,663)
Subtotal	1,089	1,799	(253)%	(710)	435	(38)%	(1,145)

Other expenses	3,950	(168)	(4)%	4,118	(83)	(2)%	4,201
Total other operating expense	$39,600	$2,845	8%	$36,755	$(869)	(2)%	$37,624

2012 Compared to 2011

Other operating expense increased in 2012 primarily due to increased net costs related to OREO properties and salaries and other personnel expenses.  Gains on the sale of OREO properties decreased significantly in 2012 due to a decrease in overall sales activity, and rental income on OREO also decreased significantly in 2012 compared to 2011, primarily as a result of fewer OREO assets in 2012.  The Company also incurred increased impairment and operating expenses on OREO properties resulting from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, changes in the Anchorage and Fairbanks real estate markets, and estimated costs to repair significant water damage related to one land development project.  Salaries and other personnel expense increased in 2012, primarily due to increased group health costs arising from increased medical claims and increased salary, profit sharing, and 401k contribution expenses.  Additionally, the Company established a reserve for purchased receivable assets in 2012. Prior to 2012, the Company recognized impairment on purchased receivables when a loss was incurred.  In 2012, the Company established a reserve for losses on purchased receivables that are unidentified but that the Company estimates are inherent in this asset class.

These increases in operating expenses were partially offset by a decrease in insurance expense, primarily due to decreased FDIC insurance premiums, mainly as a the result of a decrease in the FDIC insurance rate assessed on the Company in 2012 and decreased keyman life insurance expenses that resulted from increases in the cash surrender value of assets held under the Company’s policies.

2011 Compared to 2010

Other operating expense decreased in 2011 primarily due to decreased salaries and other personnel expenses, insurance expenses, and impairment on purchased receivables net of recoveries.  Salaries and other personnel expense decreased in 2011 due to decreased group health costs through decreased medical claims and a decrease in the Company’s workforce.  Insurance expense decreased in 2011 mainly due to decreased FDIC insurance premiums as a result of a decrease in the rate assessed on the Company in 2011.  Operating expense associated with OREO properties also decreased in 2011 compared to 2010, primarily as a result of a decline in the overall inventory of OREO properties in 2011.  Lastly, the Company’s impairment on purchased receivables decreased in 2011 compared to 2010.  As noted above, prior to 2012, the Company recognized impairment on purchased receivables when a loss was incurred.

These decreases in operating expenses were partially offset by increases in net costs related to OREO properties.  Gains on the sale of OREO properties decreased significantly in 2011 compared to 2010, mainly due to a decrease in overall sales activity.  Rental income on OREO also decreased significantly in 2011 compared to 2010 as the result of the sale of a large condominium development in the second quarter of 2011.

Income Taxes

The provision for income taxes increased $1.3 million, or 26%, to $6.1 million in 2012 as compared to 2011 and increased $955,000, or 24%, to $4.9 million in 2011 as compared to 2010.  These increases are due primarily to the 17% and 25% increases in income before income taxes in 2012 and 2011, respectively.  Additionally, the effective tax rate increased to 31% in 2012 from 29% in both 2011 and 2010. The increase in the effective tax rate in 2012 is the result of a decrease in tax exempt income on investments and tax credits relative to the level of taxable income in 2011 and 2010.

Financial Condition

Investment Securities

Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2012 decreased $19.2 million, or 9%, to $206.7 million from $225.9 million at December 31, 2011.  The decrease at December 31, 2012 as compared to December 31, 2011 is primarily due to the fact that proceeds from the sale and maturity of investment securities were placed in interest bearing deposits in other banks.  The average maturity of the investment portfolio was approximately two years at December 31, 2012.

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a  vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits.

Our investment portfolio is divided into two classes: securities available for sale and securities held to maturity.  Available for sale securities are carried at fair value with any unrealized gains or losses reflected as an adjustment to other comprehensive income included in shareholders’ equity.   Securities held to maturity are carried at amortized cost.  Investment securities designated as available for sale comprised 99% of the portfolio and are available to meet liquidity requirements.

Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits.  At December 31, 2012 and 2011, $42.7 million and $32.1 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2012 as compared to December 31, 2011 because the Company had higher balances in securities sold under repurchase agreements and higher public deposit balances, which are secured by pledged securities, at December 31, 2012.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2012:
U.S. Treasury and government sponsored entities	$123,959	$124,414
Municipal Securities	21,124	21,728
U.S. Agency Mortgage-backed Securities	35	36
Corporate Bonds	52,951	53,982
Preferred Stock	3,524	3,758
Total	$201,593	$203,918

2011:
U.S. Treasury and government sponsored entities	$160,529	$161,104
Municipal Securities	16,260	16,935
U.S. Agency Mortgage-backed Securities	52	54
Corporate Bonds	43,767	42,991
Preferred Stock	996	999
Total	$221,604	$222,083

2010:
U.S. Treasury and government sponsored entities	$164,604	$164,685
Municipal Securities	9,503	9,624
U.S. Agency Mortgage-backed Securities	71	73
Corporate Bonds	38,732	39,628
Total	$212,910	$214,010

Securities Held to Maturity:
2012:
Municipal Securities	$2,749	$2,978
Total	$2,749	$2,978

2011:
Municipal Securities	$3,819	$4,077
Total	$3,819	$4,077

2010:
Municipal Securities	$6,125	$6,286
Total	$6,125	$6,286

For the periods ending December 31, 2012 and 2011, we held Federal Home Loan Bank (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each year. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of December 31, 2012, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation, the fact that the FHLB redeemed some of the Company’s stock in 2012, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.  Even though the Company did not recognize an other-than-temporary impairment loss during the twelve-month period ending December 31, 2012, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2012:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$33,545	$90,869	$-	$-	$124,414
Weighted average yield	0.67%	0.62%	-%	-%	0.63%
Municipal securities
Balance	$1,838	$11,297	$8,593	$-	$21,728
Weighted average yield	0.86%	1.54%	4.73%	-%	2.71%
U.S. Agency Mortgage-backed
Balance	$-	$-	$36	$-	$36
Weighted average yield	-%	-%	4.45%	-%	4.45%
Corporate bonds
Balance	$2,003	$51,979	$-	$-	$53,982
Weighted average yield	0.85%	2.29%	-%	-%	2.24%
Preferred Stock
Balance	$-	$-	$-	$3,758	$3,758
Weighted average yield	-%	-%	-%	5.57%	5.57%
Total
Balance	$37,386	$154,145	$8,629	$3,758	$203,918
Weighted average yield	0.69%	1.25%	4.73%	5.57%	1.36%

Securities Held to Maturity
Municipal securities
Balance	$532	$1,303	$914	$-	$2,749
Weighted average yield	4.99%	3.81%	4.54%	0.00%	4.28%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2012, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.

Loans

Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans.  We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending.  These types of lending have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending.  However, they also involve greater risks, including greater exposure to changes in local economic conditions.

All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $23 million at December 31, 2012.  At December 31, 2012, the Company had five relationships whose total direct and indirect commitments exceeded $20 million; however, no individual direct relationship exceeded the limit.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses.”

Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted.  Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  The policies are reviewed and approved annually by the board of directors of the Bank.  Our Quality Assurance department provides a detailed financial analysis of our largest, most complex loans.  In addition, the Quality Assurance department, along with the Chief Credit Officer of the Bank and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio.  The Loan Administration department has also enhanced the procedures and processes for the analysis and reporting of problem loans along with the development of strategies to resolve them.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality.  The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.

The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(In Thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$273,432	38.8%	$252,689	39.3%	$256,971	38.4%	$248,205	37.9%	$293,249	41.3%
Real estate construction one-to-four family	32,573	4.6%	21,859	3.4%	27,794	4.1%	31,497	4.8%	49,370	6.9%
Real estate construction other	21,061	3.0%	18,323	2.8%	34,826	5.2%	31,076	4.7%	51,068	7.2%
Real estate term owner occupied	78,107	11.1%	81,481	12.6%	75,234	11.2%	117,195	17.9%	86,338	12.1%
Real estate term non-owner occupied	234,643	33.3%	195,454	30.3%	211,251	31.4%	146,153	22.3%	95,967	13.5%
Real estate term other	31,809	4.5%	38,925	6.0%	25,643	3.8%	38,468	5.9%	86,559	12.2%
Consumer secured by 1st deeds of trust	17,714	2.5%	20,212	3.1%	19,648	2.9%	15,973	2.4%	17,928	2.5%
Consumer other	18,305	2.6%	19,622	3.0%	23,616	3.5%	29,270	4.5%	33,519	4.7%
Subtotal	$707,644		$648,565		$674,983		$657,837		$713,998
Less: Unearned origination fee,
net of origination costs	(3,431)	(0.4)%	(3,003)	(0.5)%	(3,171)	(0.5)%	(2,798)	(0.4)%	(2,712)	(0.4)%
Total loans	$704,213		$645,562		$671,812		$655,039		$711,286

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are participated with the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans represented 39% of our total loans outstanding as of December 31, 2012 and reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.  The majority of these loans reprice to an index based upon the prime rate of interest.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.

Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2012, our commercial real estate loans were $344.6 million, or 49% of our loan portfolio.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan maturities range from 10 to 25 years, ordinarily subject to our right to call the loan within 10 to 15 years of its origination.  The interest rate for approximately 73% of these loans resets every one to five years based on the spread over an index rate, and 9% reset on either a daily or monthly basis.  The remainder of these loans are fixed rate loans.  The indices for these loans include prime or the respective Treasury or FHLB of Seattle rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.

We may sell all or a portion of our commercial real estate loans to two State of Alaska entities, AIDEA and the Alaska Housing Finance Corporation (“AHFC”), which were both established to provide long-term financing in the State of Alaska.  We may sell up to a 90% loan participation to AIDEA.  AIDEA’s portion of the participated loan typically features a maturity twice that of the portion retained by us and bears a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending.  We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to risk.

Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes.

The Company’s construction loans increased in 2012 to $53.6 million, up from $40.2 million in 2011 due to the increase in new construction activity in the Company’s existing customer base.  The Company currently expects that the residential construction market will be relatively flat in 2013.    However, due to its efforts to increase market share, the Company currently expects its construction loan totals to continue to increase in 2013.

Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.

Maturities and Sensitivities of Loans to Change in Interest Rates:    The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2012:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$83,459	$105,144	$84,829	$273,432
Real estate construction one-to-four family	32,573	-	-	32,573
Real estate construction other	14,457	2,894	3,710	21,061
Real estate term owner occupied	6,656	11,375	60,076	78,107
Real estate term non-owner occupied	11,791	15,555	207,297	234,643
Real estate term other	5,926	3,202	22,681	31,809
Consumer secured by 1st deeds of trust	26	666	17,022	17,714
Consumer other	1,049	6,099	11,157	18,305
Total	$155,937	$144,935	$406,772	$707,644

Fixed interest rate	$101,767	$56,470	$77,961	$236,198
Floating interest rate	54,170	88,465	328,811	471,446
Total	$155,937	$144,935	$406,772	$707,644

At December 31, 2012, 60% of the portfolio was scheduled to mature or reprice in 2013 with 36% scheduled to mature or reprice between 2014 and 2017.

Loans Held for Sale:   During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML, in anticipation of higher than normal refinance activity in the Anchorage market.  The Company then sold these loans in the secondary market.  All loans purchased and sold in 2012 and 2011 were newly originated loans that did not affect nonperforming loans.   The Company purchased $242.5 million and sold $258.7 million in residential loans related to these transactions in 2012, and the Company purchased $82.9 million and sold $60.7 million in residential loans during 2011 related to these transactions.  There were $11.7 million and $27.8 million in loans held for sale as of December 31, 2012 and 2011, respectively.  The increase in the volume of loans purchased and sold in 2012 as compared to 2011 was due to increased refinance activity at RML in 2012.

Credit Quality and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, and other real estate owned.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2012	2011	2010	2009	2008
Nonperforming loans
Nonaccrual loans	$4,531	$7,361	$11,414	$12,738	$20,593
Accruing loans past due 90 days or more	-	-	-	1,000	5,411
Total nonperforming loans	$4,531	$7,361	$11,414	$13,738	$26,004
Real estate owned & repossessed assets	4,543	5,183	10,403	17,355	12,617
Total nonperforming assets	$9,074	$12,544	$21,817	$31,093	$38,621

Performing restructured loans	$8,627	$2,305	$-	$3,754	$-

Allowance for loan losses to portfolio loans	2.33%	2.56%	2.14%	2.00%	1.81%
Allowance for loan losses to nonperforming loans	362%	224%	126%	95%	50%
Nonperforming loans to portfolio loans	0.64%	1.14%	1.70%	2.10%	3.66%
Nonperforming assets to total assets	0.78%	1.16%	2.07%	3.10%	3.84%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis.  Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest.  Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection.  Cash payments on nonaccrual loans are directly applied to the principal balance.  The amount of unrecognized interest on nonaccrual loans was $108,000, $464,000, and $1.2 million, in 2012, 2011, and 2010, respectively, primarily due to a significant reduction in the amount of nonaccrual loans during that time period.   There was interest income of $177,000 and $175,000 included in net income for 2012 and 2011, respectively, related to nonaccrual loans whose principal has been paid down to zero.  There was no interest income included in net income for the year ended 2010 related to nonaccrual loans.  The Company had three relationships each that represented more than 10% of nonaccrual loans as of December 31, 2012.

TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $8.6 million and $2.3 million in loans classified as TDRs that were performing as of December 31, 2012 and 2011, respectively.  Additionally, there were $3.5 million and $2.2 million in TDRs included in nonaccrual loans at December 31, 2012 and 2011 for total TDRs of $12.1 million and $4.5 million at December 31, 2012 and 2011, respectively.  The increase in TDRs at December 31, 2012 as compared to 2011 is due to the Company’s efforts to work with borrowers through loan restructures in an effort to decrease potential losses to the Company.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.

Loans Measured for Impairment, OREO and Repossessed Assets, and Potential Problem Loans: At December 31, 2012, the Company had $13.1 million in loans measured for impairment and $4.5 million in OREO, as compared to $9.5 million in loans measured for impairment and $5.2 million in OREO at December 31, 2011.

At December 31, 2012, management had identified potential problem loans of $2.7 million as compared to potential problem loans of $4.6 million at December 31, 2011.  Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.  The $1.9 million decrease in potential problem loans at December 31, 2012 from December 31, 2011 is primarily due to the transfer of one large loan to nonaccrual status in 2012.  This decrease was only partially offset by $1.0 million in additions in 2012.

At December 31, 2012 and 2011 the Company held $4.5 million and $5.2 million, respectively, of OREO assets.  At December 31, 2012, OREO consists of $2.9 million in residential lots in various stages of development, a $1 million commercial lot, a $500,000 single family residence, and a $152,000 duplex.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.

During 2012, additions to OREO totaled $1.7 million and included $1.4 million in residential lots, a $172,000 single family residence, and a $152,000 duplex.  During 2012, the Company received approximately $2.0 million in proceeds from the sale of OREO which included $1.3 million from the sale of residential lots, $535,000 from the sale of a commercial building, and $178,000 from the sale of a single family residence.  The Company recognized $109,000 in gains and $63,000 in losses on the sale of OREO properties for a net gain of $46,000 in 2012.  The Company recognized $953,000 in gains and $90,000 in losses on the sale of eighty two individual OREO properties in 2011.  The Company also recognized $26,000 in gains on sales previously deferred, for a net gain of $889,000 for the year ended December 31, 2011.  The Company had accumulated deferred $397,000 in gains on the sale of OREO properties at December 31, 2011.  The Company recognized $1.3 million in gains and $120,000 in losses on the sale of seventy nine individual OREO properties in 2010.  The Company also recognized $522,000 in gains on sales previously deferred, for a net gain of $1.7 million for the year ended December 31, 2010.  The Company had deferred $153,000 in gains on the sale of OREO properties at December 31, 2010.

The Company made loans to facilitate the sale of OREO of $300,000, $1.8 million, and $6.1 million in 2012, 2011, and 2010, respectively.  Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.

The Company recognized impairments of $469,000, $92,000 and $246,000 in 2012, 2011, and 2010, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets.

The following summarizes OREO activity for the periods indicated:

(In Thousands)	2012	2011	2010
Balance, beginning of the year	$5,183	$10,355	$17,355
Transfers from loans	1,684	2,155	2,841
Investment in other real estate owned	98	57	235
Proceeds from the sale of other real estate owned	(1,994)	(8,425)	(11,124)
Gain on sale of other real estate owned, net	46	889	1,663
Deferred gain on sale of other real estate owned	(5)	244	(369)
Impairment on other real estate owned	(469)	(92)	(246)
Balance, End of Year	$4,543	$5,183	$10,355

Allowance for Loan Losses

The Company maintains an Allowance to reflect losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•

A specific allocation for impaired loans.  Management determines the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  See Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of the fair value of impaired loans.

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  The total annualized charge-off rate for nonperforming loans as of December 31, 2012 and 2011 was 35% and 28%, respectively.

•

A general allocation.  The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance.  These segments and classes have been revised in 2012.  The Company disaggregates of the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time.  This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

Prior to 2012, the Company first disaggregated the loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of December 31, 2012, the Company has increased the number of segments from four to eight: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company determined that further disaggregation of the loan segments is appropriate based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes.  Prior to 2012, the Company had a total of eight classes, which were made up of its risk rating categories of excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.  As of December 31, 2012, the Company adjusted its loan classes.  This change integrates a new loan risk grading system known as the Asset Quality Rating (“AQR”) system that the Company began utilizing in the first quarter of 2011.  The new risk ratings, which have been increased from eight risk ratings to ten AQR ratings, are discussed in Note 7 to the Consolidated Financial Statements included in Item 8 of this report.  Additionally, the pass AQR grades, which are grades 1 – 6, have been combined into one loan class so there are now a total of five loan classes: pass, special mention, substandard, doubtful, and loss.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class.  In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years.  Management made this change because we believe that continuing to include the elevated loss experience from earlier year that occurred as a result of the economic downturn from that time is appropriate in light of continuing economic uncertainty.

After the Company calculates a general allocation using our loss history, the general reserve is then adjusted for qualitative factors by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers, national and local economic trends, business conditions, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

•

An unallocated reserve.  The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2012 and December 31, 2011, the unallocated allowance as a percentage of the total Allowance was 12% and 14%, respectively.

The following table shows the allocation of the Allowance for the periods indicated:  The Company refined its method of estimating the Allowance in the third quarter of 2010.  The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class.  The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.  Allocations shown for 2009 and 2008 were calculated using the legacy methodology and were reported as such in prior years.  Allocations are calculated under the enhanced methodology for 2012, 2011, and 2010:

	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
(In Thousands)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Commercial	$6,308	39%	$6,783	39%	$6,374	38%	$3,962	38%	$5,558	41%
Real estate construction
one-to-four family	1,029	5%	468	3%	459	4%	687	5%	853	7%
Real estate construction other	326	3%	1,169	3%	576	5%	678	5%	883	7%
Real estate term owner occupied	1,441	11%	1,272	13%	1,029	11%	219	18%	98	12%
Real estate term non-owner occupied	4,065	33%	2,975	30%	2,890	31%	274	22%	109	14%
Real estate term other	539	5%	788	6%	351	4%	72	6%	99	12%
Consumer secured by 1st deeds of trust	344	2%	374	3%	337	3%	18	2%	21	3%
Consumer other	388	2%	418	3%	404	4%	32	4%	40	4%
Unallocated	1,968	0%	2,256	0%	1,986	0%	7,166	0%	5,239	0%
Total	$16,408	100%	$16,503	100%	$14,406	100%	$13,108	100%	$12,900	100%
[1]Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the periods indicated:

(In Thousands)	2012	2011	2010	2009	2008
Balance at beginning of period	$16,503	$14,406	$13,108	$12,900	$11,735
Charge-offs:
Commercial	(496)	(1,225)	(3,919)	(3,372)	(4,187)
Real estate construction one-to-four family	-	-	(79)	(1,308)	-
Real estate construction other	-	(133)	(1,440)	-	(1,004)
Real estate term owner occupied	(274)	-	(222)	(731)	-
Real estate term non-owner occupied	-	-	-	-	(593)
Real estate term other	(280)	(90)	(120)	(1,747)	(809)
Consumer secured by 1st deeds of trust	-	-	-	(162)	(26)
Consumer other	(122)	(71)	(322)	(347)	(106)
Total charge-offs	(1,172)	(1,519)	(6,102)	(7,667)	(6,725)
Recoveries:
Commercial	2,518	1,426	1,490	736	577
Real estate construction one-to-four family	48	1	4	7	-
Real estate construction other	-	90	-	-	61
Real estate term owner occupied	-	-	232	-	-
Real estate term non-owner occupied	-	-	-	11	3
Real estate term other	50	54	-	-	-
Consumer secured by 1st deeds of trust	-	-	15	15	-
Consumer other	20	46	76	40	50
Total recoveries	2,636	1,617	1,817	809	691
Charge-offs net of recoveries	1,464	98	(4,285)	(6,858)	(6,034)
Provision (benefit) for loan losses	(1,559)	1,999	5,583	7,066	7,199
Balance at end of period	$16,408	$16,503	$14,406	$13,108	$12,900
Ratio of net charge-offs to average loans
outstanding during the period	(0.21)%	(0.01)%	0.66%	1.00%	0.86%

The increase in commercial recoveries in 2012 as compared to 2011 is related to two borrowers. The decrease in commercial charge-offs in 2011 as compared to 2010 is related to three borrowers, and the decrease in construction charge-offs in 2011 as compared to 2010 is related to one borrower. The decrease in real estate charge-offs in 2010 as compared to 2009 and the increase in 2009 as compared to 2008 is related to one borrower. The increase in real estate charge-offs in 2008 as compared to 2007 is related to two borrowers.  The decrease in the provision for loan losses in 2012 as compared to 2011 and in  2011 as compared to 2010 is due primarily to a decrease in net charge offs during each year.

While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in an adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance.

Purchased Receivables

We purchase accounts receivable from our business customers and provide them with short-term working capital.  We provide this service to our customers in Alaska and in Washington and the greater west coast through NFS.  Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Board of Directors.  In 2012, the Company established a reserve for purchased receivable losses.  Purchased receivables are recorded on the balance sheet net of this reserve.

While purchased receivable balances decreased at December 31, 2012 to $19.0 million from $30.2 million at December 31, 2011, year-to-date average purchased receivable balances increased to $21.1 million in 2012 from $18.0 million in 2011 and $8.7 million in 2010.   These increases, which led to increases in purchased receivable income of $323,000, or 12%, and $846,000, or 47%, in 2012 and 2011, respectively, were due to the addition of new customers as well as additional funding for existing customers.  The Company currently expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.

Deposits

Deposits are our primary source of funds.  Total deposits increased 6% to $970.1 million at December 31, 2012 from $911.2 million at December 31, 2011.  Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
(In Thousands)	balance	rate paid	balance	rate paid	balance	rate paid
Interest-bearing demand accounts	$137,771	0.05%	$132,860	0.08%	$125,360	0.14%
Money market accounts	170,014	0.25%	152,464	0.39%	132,264	0.51%
Savings accounts	185,518	0.27%	175,813	0.35%	183,636	0.61%
Certificates of deposit	104,141	0.65%	128,026	1.10%	147,081	1.84%
Total interest-bearing accounts	597,444	0.28%	589,163	0.46%	588,341	0.79%
Noninterest-bearing
demand accounts	311,684		293,695		264,853
Total average deposits	$909,128		$882,858		$853,194

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2012, we had $92.7 million in certificates of deposit, of which $67.7 million, or 73%, are scheduled to mature in 2013.   The Company’s certificates of deposit decreased to $92.7 million during 2012 as compared to $108.7 million at December 31, 2011 as customers moved from certificates of deposit to other interest-bearing accounts.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2012, and 2011, was $53.4 million and $63.2 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2012:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of
		Total
(In Thousands)	Amount	Deposits
Amounts maturing in:
Three months or less	$9,213	17%
Over 3 through 6 months	5,708	11%
Over 6 through 12 months	25,988	49%
Over 12 months	12,444	23%
Total	$53,353	100%

 The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2012 and 2011, the Company had $155,000 and $250,000, respectively, in CDARS certificates of deposit.

Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals.  The total balance in the Alaska CD at December 31, 2012, was $101.2 million, a decrease of $1.2 million as compared to the balance of $102.4 million at December 31, 2011.

Alaska Permanent Fund: The Alaska Permanent Fund may invest in certificates of deposit at Alaska banks in an aggregate amount with respect to each bank not to exceed its capital and at specified rates and terms.  The depository bank must collateralize the deposit.  We did not hold any certificates of deposit for the Alaska Permanent Fund at December 31, 2012 or 2011.

Borrowings

FHLB: At December 31, 2012, our maximum borrowing line from the FHLB was $132.0 million, approximately 11% of the Company’s assets, subject to the FHLB’s collateral requirements. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  There was no outstanding balance on this line at December 31, 2012 or 2011.

Federal Reserve Bank:  The Company entered into a note agreement with the Federal Reserve Bank on December 31, 2012 for the payment of tax deposits.  See “Other Short-term Borrowings” below for additional detail regarding this agreement.

The Federal Reserve Bank is holding $81.0 million of loans as collateral to secure advances made through the discount window on December 31, 2012.  There were no discount window advances outstanding at December 31, 2012 or 2011.

Long-term Borrowings:    The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million.  At December 31, 2012, the outstanding balance on this loan was $4.6 million.  This loan has a maturity date of April 1, 2014.

Other Short-term Borrowings:   Securities sold under agreements to repurchase were $19.0 million and $16.3 million, respectively, for December 31, 2012 and 2011.  The average balance outstanding of securities sold under agreements to repurchase during 2012 and 2011 was $16.5 million and $13.8 million, respectively, and the maximum outstanding at any month-end was $22.6 million and $17.2 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company did not have any other short-term borrowings at December 31, 2012 and December 31, 2011.  There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2012, 2011 and 2010 exceeded 30% of shareholders’ equity at December 31, 2012, December 31, 2011, and December 31, 2010.

Contractual Obligations

The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within			Over
(In Thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
December 31, 2012:
Certificates of deposit	$67,720	$24,426	$546	$4	$92,696
Short-term debt obligations	19,038	-	-	-	19,038
Long-term debt obligations	157	4,322	-	-	4,479
Junior subordinated debentures	-	-	-	18,558	18,558
Operating lease obligations	556	1,106	797	3,813	6,272
Other long-term liabilities	1,017	1,021	40	-	2,078
Total	$88,488	$30,875	$1,383	$22,375	$143,121
December 31, 2011:
Certificates of deposit	$75,064	$33,186	$406	$-	$108,656
Short-term debt obligations	16,348	-	-	-	16,348
Long-term debt obligations	147	4,479	-	-	4,626
Junior subordinated debentures	-	-	-	18,558	18,558
Operating lease obligations	716	865	653	4,083	6,317
Other long-term liabilities	52	-	-	-	52
Total	$92,327	$38,530	$1,059	$22,641	$154,557

Long-term debt obligations consist of (a) $4.6 million amortizing note that was assumed by NBL on July 1, 2008, when the Company’s main office facility was purchased that matures on April 1, 2014 and bears interest at 5.95%, (b) $8.2 million junior subordinated debentures that were originated on May 8, 2003, mature on May 15, 2033, and bear interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and (c) $10.3 million junior subordinated debentures that were originated on December 16, 2005, mature on March 15, 2036, and bear interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly.  The operating lease obligations are more fully described in Note 20 of the Company’s Consolidated Financial Statements attached to this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $2.5 million interest in WNC Institutional Tax Credit Fund 37 L.P. (“WNC”) in December 2012.  The investment in WNC is expected to be fully funded in 2017.

Off-Balance Sheet Arrangements—Commitments and Contingent Liabilities

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

As of December 31, 2012 we had commitments to extend credit of $208.3 million which were not reflected on our balance sheet.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.  For additional information regarding the Company’s off-balance sheet arrangement, see Note 20 and “Liquidity and Capital Resources” below.

As of December 31, 2012 we had standby letters of credit of $22.1 million which were not reflected on our balance sheet.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2012, which includes commitments to extend credit and standby letters of credit, were $230 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  The Company has established reserves of $87,000 and $94,000 at December 31, 2012 and 2011, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

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

The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans and letters of credit at December 31, 2012, were $230 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2012, were $970.1 million.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $32.5 million and $18.1 in 2012 and 2010, respectively, and net cash used by operating activities was $5.0 million in 2011.  The primary reason that net cash provided by operating activities increased in 2012 as compared to 2011 was that the Company purchased $242.5 million in loans held for sale and sold $258.7 million in loans as of December 31, 2012, and in 2011 the Company purchased $82.9 million in loans held for sale and only sold $60.7 million of those loans as of December 31, 2011.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  Net cash of $28.3 million and $60.7 million was used in investing activities in 2012 and 2010 as the Company invested available cash primarily in available for sale securities and portfolio loans.  Net cash of $216,000 was provided by investing activities in 2011 as the Company collected funds from loan pay offs that exceeded net cash outlays related to portfolio investments.  The $57.5 million, $18.3 million, $41.9 million of cash provided by financing activities in 2012, 2011, and 2010, respectively, primarily consisted of the increases in deposits during those periods.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2012, our current assets were $377.6 million and our funds available for borrowing under our existing lines of credit were $204.2 million.  Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.  However, deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

On February 21, 2013, the Board of Directors approved payment of a $0.15 per share dividend on March 14, 2013, to shareholders of record on March 22, 2013.  This dividend is consistent with the Company’s dividends that were declared and paid in 2012.

In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.  No repurchases occurred during 2012 and 2011.

The stock repurchase program had a positive effect on earnings per share because it decreased the total number of shares outstanding in 2007 by 137,500 shares.  The Company did not repurchase any of its shares in 2012, 2011, or 2010.  The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2012	$1.97	$1.77
2011	$1.74	$1.56
2010	$1.40	$1.25
2009	$1.20	$1.08
2008	$0.95	$0.85

On May 8, 2003, the Company’s newly formed subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of the trust preferred securities was $292,000 in 2012.  At December 31, 2012, the securities had an interest rate of 3.46%.

On December 16, 2005, the Company’s newly formed subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $186,000 in 2012.  At December 31, 2012, the securities had an interest rate of 1.68%.

Our shareholders’ equity at December 31, 2012, was $136.4 million, as compared to $125.4 million at December 31, 2011.  The Company earned net income of $12.9 million during 2012 and issued 44,886 shares through the exercise of stock options.  The Company did not repurchase any shares of its common stock in 2012.  At December 31, 2012, the Company had 6.5 million shares of its common stock outstanding.

We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2012, that the Company and Northrim Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Based on recent turmoil in the financial markets, management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2013, exceeding the FDIC’s “well-capitalized” capital requirement classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2006 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

			Actual	Actual
	Adequately -	Well -	Ratio	Ratio
	Capitalized	Capitalized	Company	Bank

Tier 1 risk-based capital	4.00%	6.00%	15.34%	13.87%
Total risk-based capital	8.00%	10.00%	16.60%	15.12%
Leverage ratio	4.00%	5.00%	12.99%	11.74%
(See Note 21 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.)

Effects of Inflation and Changing Prices:  The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities.  In addition, inflation has an impact on our customers’ ability to repay their loans.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Note Regarding Forward-Looking Statements” included in Part I in this report and any other cautionary statements contained herein.

The Company’s results of operations depend substantially on our net interest income and are largely dependent upon our ability to manage market risks.  The Company has not used derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk.  Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business.  Like most financial institutions, our interest income and cost of funds are affected by general economic conditions, by competition, by changes in interest rates, and in addition, our community banking focus makes our results of operations particularly dependent on the Alaska economy.

Interest Rate Risk:  The Company is exposed to interest rate risk.  Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities.  Generally, there are three sources of interest rate risk as described below:

•

Re-pricing Risk:  Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

•	Basis Risk: Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

•

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2012.  The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles.  The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2012
(In Thousands)	Within 1 year	1-5 years		>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$113,979	$-		$-	$113,979
Portfolio investments and FHLB Stock	147,707	57,741		3,186	208,634
Portfolio loans	418,541	250,386		34,187	703,114
Loans held for sale	11,705	-		-	11,705
Total interest-earning assets	$691,932	$308,127		$37,373	$1,037,432
Percent of total interest-earning assets	67%	30%		4%	100%

Interest-Bearing Liabilities:
Interest-bearing demand accounts	$146,262	$-		$-	$146,262
Money market accounts	181,598	-		-	181,598
Savings accounts	188,406	-		-	188,406
Certificates of deposit	66,327	26,365		4	92,696
Short-term borrowings	19,038	-		-	19,038
Long-term borrowings	157	4,322		-	4,479
Junior subordinated debentures	18,558	-		-	18,558
Total interest-bearing liabilities	$620,346	$30,687	$	$ 4	$651,037
Percent of total interest-bearing liabilities	95%	5%		0%	100%
Interest sensitivity gap	$71,586	$277,440		$37,369	$386,395
Cumulative interest sensitivity gap	$71,586	$349,026		$386,395
Cumulative interest sensitivity gap as a percentage
of total assets	6%	30%		33%

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

As indicated in the table above, at December 31, 2012, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $71.6 million over the next 12 months.  As of December 31, 2011, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $25.9 million over the next 12 months.

The following table sets forth the results of the estimated impact on our net interest income over a time horizon of one year based on the results of our interest rate simulation model as of December 31, 2012 and 2011.  For the scenarios shown below, the interest rate simulation assumes an immediate parallel shift in market interest rates at the beginning of a twelve-month period and no changes in the composition or size of the balance sheet.

	2012		2011
	Change in net		Change in net
	interest income	Percentage	interest income	Percentage
(In Thousands)	from base scenario	change	from base scenario	change
Scenario:
Up 100 basis points	$264	0.64%	$228	0.55%
Up 200 basis points	909	2.19%	(134)	(0.32)%
Down 100 basis points	NM	NM	NM	NM

The change in net interest income from the base scenario in the up 100 basis point scenario increased slightly in 2010 as compared to 2011 and increased $1.0 million in the up 200 basis point scenario in the same period.  The increase in the 200 basis point scenario between the periods is due to certain loans lifting off of their floors and realizing more of the 100 basis point increase than in the prior year. The results of the down 100 basis point scenario at December 31, 2012 and 2011 are not measurable since interest rates were already at a low point and a further decrease resulted in some indexes being nonexistent.

Impact of Inflation and Changing Prices:  The primary impact of inflation on the Company’s operations is increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature and as a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Northrim BanCorp, Inc.:

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/Moss Adams LLP

Bellingham, Washington

March 14, 2013

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31,	December 31,
(In Thousands, Except Share Data)	2012	2011

ASSETS
Cash and due from banks	$40,834	$30,644
Interest bearing deposits in other banks	113,979	60,886

Investment securities available for sale	203,918	222,083
Investment securities held to maturity	2,749	3,819
Total portfolio investments	206,667	225,902

Investment in Federal Home Loan Bank stock	1,967	2,003

Loans held for sale	11,705	27,822
Loans	704,213	645,562
Allowance for loan losses	(16,408)	(16,503)
Net loans	699,510	656,881
Purchased receivables, net	19,022	30,209
Accrued interest receivable	2,618	2,898
Other real estate owned, net	4,543	5,183
Premises and equipment, net	27,908	27,993
Goodwill and intangible assets, net	8,170	8,421
Other assets	34,889	34,238
Total assets	$1,160,107	$1,085,258

LIABILITIES
Deposits:
Demand	$361,167	$324,039
Interest-bearing demand	146,262	141,572
Savings	87,241	79,610
Alaska CDs	101,165	102,384
Money market	181,598	154,987
Certificates of deposit less than $100,000	39,343	45,468
Certificates of deposit greater than $100,000	53,353	63,188
Total deposits	970,129	911,248
Securities sold under repurchase agreements	19,038	16,348
Borrowings	4,479	4,626
Junior subordinated debentures	18,558	18,558
Other liabilities	11,550	9,043
Total liabilities	1,023,754	959,823

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,511,649 and 6,466,763 shares
issued and outstanding at December 31, 2012 and December 31, 2011, respectively	6,512	6,467
Additional paid-in capital	53,638	53,164
Retained earnings	74,742	65,469
Accumulated other comprehensive income	1,368	283
Total Northrim BanCorp shareholders' equity	136,260	125,383
Noncontrolling interest	93	52
Total shareholders' equity	136,353	125,435
Total liabilities and shareholders' equity	$1,160,107	$1,085,258

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)	2012	2011	2010

Interest Income
Interest and fees on loans	$41,515	$42,391	$44,926
Interest on investment securities available for sale	2,796	3,097	4,316
Interest on investment securities held to maturity	139	212	278
Interest on deposits in other banks	278	208	178
Total Interest Income	44,728	45,908	49,698

Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	2,505	3,544	5,485
Net Interest Income	42,223	42,364	44,213

Provision (benefit) for loan losses	(1,559)	1,999	5,583
Net Interest Income After Provision (Benefit) for Loan Losses	43,782	40,365	38,630

Other Operating Income
Purchased receivable income	3,026	2,703	1,839
Equity in earnings from RML	2,635	1,201	1,401
Employee benefit plan income	2,369	2,167	1,900
Service charges on deposit accounts	2,201	2,296	2,636
Electronic banking income	2,058	1,945	1,758
Rental income	773	776	810
Gain on sale of securities	336	419	649
Other income	2,034	1,583	1,384
Total Other Operating Income	15,432	13,090	12,377

Other Operating Expense
Salaries and other personnel expense	22,032	21,006	21,637
Occupancy expense	3,615	3,764	3,704
Marketing expense	1,975	1,771	1,782
Professional and outside services	1,479	1,386	1,315
Equipment expense	1,205	1,200	1,116
Software expense	1,111	1,005	920
OREO (income) expense, net rental income and gains on sale	1,089	(710)	(1,145)
Amortization of low income housing tax investments	921	902	869
Insurance expense	913	1,333	1,902
Internet banking expense	701	648	622
Reserve for purchased receivables	357	-	-
Intangible asset amortization expense	252	275	299
Other operating expense	3,950	4,175	4,603
Total Other Operating Expense	39,600	36,755	37,624

Income Before Provision for Income Taxes	19,614	16,700	13,383
Provision for income taxes	6,156	4,873	3,918
Net Income	13,458	11,827	9,465
Less: Net income attributable to the noncontrolling interest	512	429	399
Net Income Attributable to Northrim BanCorp	$12,946	$11,398	$9,066

Earnings Per Share, Basic	$2.00	$1.77	$1.42
Earnings Per Share, Diluted	$1.97	$1.74	$1.40
Weighted Average Shares Outstanding, Basic	6,477,266	6,438,625	6,398,329
Weighted Average Shares Outstanding, Diluted	6,574,993	6,554,761	6,480,905

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011, and 2010

2010

(In Thousands)	2012	2011	2010

Net income	$13,458	$11,827	$9,465
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$1,843	$(620)	$(1,177)
Reclassification of net gains included in net income (net of tax expense
$138,000, $172,000, and $267,000 in 2012, 2011 and 2010, respectively	(198)	(247)	(382)
Income tax benefit (expense) related to unrealized (losses) gains	(560)	502	866
Other comprehensive income (loss)	1,085	(365)	(693)
Comprehensive income	14,543	11,462	8,772
Less: comprehensive income attributable to the noncontrolling interest	512	429	399
Comprehensive income attributable to Northrim BanCorp	$14,031	$11,033	$8,373

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
(In Thousands)	of Shares	Value	Capital	Earnings	Income	Interest	Total

Balance as of January 1, 2010	6,371	$6,371	$52,139	$51,121	$1,341	$48	$111,020

Cash dividend declared	-	-	-	(2,848)	-	-	(2,848)
Stock based compensation expense	-	-	466	-	-	-	466
Exercise of stock options	56	56	(132)	-	-	-	(76)
Excess tax benefits from share-based payment arrangements	-	-	185	-	-	-	185
Distributions to noncontrolling interest	-	-	-	-	-	(397)	(397)
Change in unrealized holding gain on available for
sale securities, net of tax	-	-	-	-	(693)	-	(693)
Net income attributable to the noncontrolling interest	-	-	-	-	-	399	399
Net income attributable to Northrim BanCorp	-	-	-	9,066	-	-	9,066
Twelve Months Ended December 31, 2010	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122

Cash dividend declared	-	-	-	(3,268)	-	-	(3,268)
Stock based compensation expense	-	-	519	-	-	-	519
Exercise of stock options	40	40	(184)	-	-	-	(144)
Excess tax benefits from share-based payment arrangements	-	-	171	-	-	-	171
Distributions to noncontrolling interest	-	-	-	-	-	(427)	(427)
Change in unrealized holding gain on available for
sale securities, net of tax	-	-	-	-	(365)	-	(365)
Net income attributable to the noncontrolling interest	-	-	-	-	-	429	429
Net income attributable to Northrim BanCorp	-	-	-	11,398	-	-	11,398
Twelve Months Ended December 31, 2011	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(3,673)	-	-	(3,673)
Stock based compensation expense	-	-	454	-	-	-	454
Exercise of stock options	45	45	(213)	-	-	-	(168)
Excess tax benefits from share-based payment arrangements	-	-	233	-	-	-	233
Distributions to noncontrolling interest	-	-	-	-	-	(471)	(471)
Change in unrealized holding gain on available for
sale securities, net of tax	-	-	-	-	1,085	-	1,085
Net income attributable to the noncontrolling interest	-	-	-	-	-	512	512
Net income attributable to Northrim BanCorp	-	-	-	12,946	-	-	12,946
Twelve Months Ended December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)	2012	2011	2010

Operating Activities:
Net income	$13,458	$11,827	$9,465
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(336)	(419)	(649)
Depreciation and amortization of premises and equipment	1,674	1,719	1,582
Amortization of software	181	210	179
Intangible asset amortization	252	275	299
Amortization of investment security premium, net of discount accretion	170	143	376
Deferred tax (benefit) liability	881	(959)	5,777
Stock-based compensation	454	519	466
Excess tax benefits from share-based payment arrangements	(233)	(171)	(185)
Deferral of loan fees and costs, net	428	(168)	373
Provision (benefit) for loan losses	(1,559)	1,999	5,583
Reserve for purchased receivables	357	-	-
Purchases of loans held for sale	(242,535)	(82,915)	(70,385)
Proceeds from the sale of loans held for sale	258,652	60,662	64,850
Gain on sale of other real estate owned	(46)	(889)	(1,663)
Impairment on other real estate owned	469	92	246
Equity in undistributed earnings from mortgage affiliate	(816)	(191)	(851)
Net changes in assets and liabilities:
Decrease in accrued interest receivable	280	503	585
(Increase) decrease in other assets	(1,762)	2,224	715
Increase in other liabilities	2,580	514	1,343
Net Cash Provided (Used) by Operating Activities	32,549	(5,025)	18,106
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(111,431)	(169,712)	(236,299)
Purchases of investment securities held to maturity	-	-	(792)
Proceeds from sales/maturities of securities available for sale	131,610	161,301	199,812
Proceeds from calls/maturities of securities held to maturity	1,065	2,300	1,684
Purchases of domestic certificates of deposit	(11,500)	(12,000)	-
Proceeds from maturities of domestic certificates of deposit	10,000	-	-
Proceeds from redemption of FHLB stock	36	-	-
(Increase) decrease in purchased receivables, net	10,830	(13,735)	(9,672)
(Increase) decrease in loans, net	(59,299)	24,261	(24,272)
Proceeds from sale of other real estate owned	1,994	8,425	11,124
Investment in other real estate owned	(98)	(57)	(235)
Decrease in loan to Elliott Cove, net	106	97	35
Purchases of premises and equipment	(1,589)	(664)	(2,107)
Net Cash (Used) Provided by Investing Activities	(28,276)	216	(60,722)
Financing Activities:
Increase in deposits	58,881	19,112	39,028
Increase in securities sold under repurchase agreements	2,690	3,474	6,141
Decrease in borrowings	(147)	(760)	(201)
Distributions to noncontrolling interest	(471)	(427)	(397)
Excess tax benefits from share-based payment arrangements	233	171	185
Cash dividends paid	(3,676)	(3,264)	(2,828)
Net Cash Provided by Financing Activities	57,510	18,306	41,928

Net Increase (Decrease) in Cash and Cash Equivalents	61,783	13,497	(688)
Cash and Cash Equivalents at Beginning of Year	79,530	66,033	66,721
Cash and Cash Equivalents at End of Year	$141,313	$79,530	$66,033
Supplemental Information:
Income taxes paid	$6,632	$4,315	$2,769
Interest paid	$2,510	$3,792	$5,579
Transfer of loans to other real estate owned	$1,684	$2,255	$2,841
Loans made to facilitate sales of other real estate owned	$300	$1,825	$6,092
Cash dividends declared but not paid	$39	$40	$20

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

Segments: Management has determined that the Company operates as a single operating segment.  This determination is based on the fact that management and the board reviews financial information and assesses resource allocation on a consolidated basis.  Additionally, the aggregate revenue earned through, and total assets of, the insurance brokerage, mortgage lending, and wealth management activities is less than 10% of the Company’s consolidated total revenue and total assets.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer.  The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.  Other factors that may be considered in determining whether a decline in the value is "other than temporary" include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength, and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

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

Loans: Loans are carried at their principal amount outstanding, net of unamortized fees and direct loan origination costs.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, unless the loan is collateral dependent, in which case the impairment is measured by using the fair value of the loan’s collateral.  Nonperforming loans greater than $50,000 are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors.

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

Allowance for Loan Losses:  The Company maintains an Allowance to reflect inherent losses from its loan portfolio.  The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses.   The Company has identified the following segments and classes of loans for purposes of establishing the Allowance.  The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass, special mention, substandard, doubtful, and loss.

In determining its total Allowance, the Company first estimates a specific allocated allowance for impaired loans.  This analysis is based upon a specific analysis for each impaired loan, including appraisals and in-house evaluations on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.

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

Purchased Receivables:  The Bank purchases accounts receivable at a discount from its customers.  The purchased receivables are carried at cost.  The discount and fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year..  The Company maintains a separate reserve for losses related to purchased receivable assets.  The determination of the adequacy of the reserve is based on periodic evaluations of purchased receivable assets including an assessment of historical losses and current economic conditions.  The reserve for purchased receivable assets is included in the balance of these accounts on a net basis on the consolidated balance sheets, with changes to the balance charged against noninterest expense.

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

Intangible Assets: As part of an acquisition of branches from Bank of America in 1999, the Company recorded $6.9 million of goodwill and $2.9 million of core deposit intangible (“CDI”).  The Bank of America CDI was fully amortized as of December 31, 2008.  In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of CDI as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company amortizes the Alaska First CDI over its estimated useful life of ten years using an accelerated method.  Accumulated amortization related to the Alaska First CDI was $983,000, $846,000, and $685,000 at December 31, 2012, 2011 and 2010, respectively.  Management reviews goodwill at least annually for impairment by reviewing a number of key market indicators.  Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005.  The Company amortizes this intangible over its estimated life of ten years.  Accumulated amortization related to the NBG intangible asset was $829,000, $714,000, and $599,000 at December 31, 2012, 2011 and 2010, respectively.

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

Other Short Term Assets: Other assets include purchased software and prepaid expenses.  Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement.  Also included in other assets is the net deferred tax asset and the Company’s investments in NBG, RML, ECCM, ECIA, and PWA.  All of these entities are affiliates of the Company.  The Company includes the income and loss from its affiliates in its financial statements on a one month lagged basis.

Also included in other assets are the Company’s investments in four low-income housing partnerships.  These partnerships are all Delaware limited partnerships and include Centerline Corporate Partners XXII, L.P. (“Centerline XXII”) Centerline Corporate Partners XXXIII, L.P. (“Centerline XXXIII”), U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”), and WNC Institutional Tax Credit Fund 37 L.P. (“WNC”).  These entities are variable interest entities (“VIEs”).  A variable interest entity is an entity whose equity investors lack the ability to make decisions about the entity’s activity through voting rights and do not have the obligation to absorb the entity’s expected losses or receive residual returns if they occur.  The Company made commitments to purchase a $3 million interest in three of these partnerships in January 2003, September 2006 and December 2006 and $2.5 million in December 2012, respectively.

Advertising: Advertising, promotion and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.0 million, $1.8 million and $1.8 million for each of the periods ending December 31, 2012, 2011, and 2010.

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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options, as described in Note 19, are considered to be common stock equivalents.  Incremental shares resulting from stock options were 20,691, 24,782 and 19,289 at December 31, 2012, 2011 and 2010, respectively.  Average incremental shares resulting from stock options were 63,344, 116,136, and 82,576, for 2012, 2011, and 2010, respectively.

Information used to calculate earnings per share was as follows:

(In Thousands)	2012	2011	2010
Net income	$12,946	$11,398	$9,066

Basic weighted average common shares outstanding	6,477	6,439	6,398
Dilutive effect of potential common shares from awards granted under equity incentive program	98	116	83
Total	6,575	6,555	6,481
Earnings per common share
Basic	$2.00	$1.77	$1.42
Dilutive	$1.97	$1.74	$1.40

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2012, 2011 or 2010.

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

Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks areas of Alaska.  As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  Approximately 93% of the unrestricted revenues of the Alaska state government were funded through various taxes and royalties on the oil industry in 2012.  The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.

At December 31, 2012 and 2011, the Company had $327.1 million and $292.9 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2012, 43% of the Company’s loan portfolio is attributable to twenty two large borrowing relationships.  Additionally, the Company has additional unfunded commitments to these borrowers of $122.7 million at December 31, 2012.

Recent Accounting Pronouncements

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

NOTE 2 – Cash and Due from Banks

The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2012, was $0.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  Accordingly, domestic certificates of deposit with maturities of greater than 90 days totaling $13.5 million and $12.0 million at December 31, 2012 and 2011, respectively, have been excluded from cash and cash equivalents in the Statement of Cash Flows.

NOTE 3 -  Interest Bearing Deposits in Other Banks

All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2012	2011
Interest bearing deposits at Federal Reserve Bank (FRB)	$90,224	$48,627
Interest bearing deposits at Federal Home Loan Bank (FHLB)	144	99
Domestic certificates of deposit at other institutions	13,500	12,000
Other interest bearing deposits at other institutions	10,111	160
Total	$113,979	$60,886

NOTE 4 - Loans Held for Sale

From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”).  The Company then sells these loans in the secondary market.  The Company purchased $242.5 million and sold $258.7 million in loans in 2012.  The Company purchased $82.9 million and sold $60.7 million in loans 2011.

NOTE 5 - Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$123,959	$455	$-	$124,414
Municipal securities	21,124	613	9	21,728
U.S. Agency mortgage-backed securities	35	1	-	36
Corporate bonds	52,951	1,081	50	53,982
Preferred stock	3,524	234	-	3,758
Total securities available for sale	$201,593	$2,384	$59	$203,918
Securities held to maturity
Municipal securities	$2,749	$229	$-	$2,978
Total securities held to maturity	$2,749	$229	$-	$2,978
December 31, 2011
Securities available for sale
U.S. Treasury and government sponsored entities	$160,529	$625	$50	$161,104
Municipal securities	16,260	675	-	16,935
U.S. Agency mortgage-backed securities	52	2	-	54
Corporate bonds	43,767	343	1,119	42,991
Preferred stock	996	3	-	999
Total securities available for sale	$221,604	$1,648	$1,169	$222,083
Securities held to maturity
Municipal securities	$3,819	$258	$-	$4,077
Total securities held to maturity	$3,819	$258	$-	$4,077

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012:
Securities Available for Sale
Municipal Securities	$1,265	$9	$-	$-	$1,265	$9
Corporate Bonds	9,541	50	-	-	9,541	50
Total	$10,806	$59	$-	$-	$10,806	$59

2011:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$35,873	$50	$-	$-	$35,873	$50
Municipal Securities	-	-	-	-	-	-
Corporate Bonds	34,476	1,119	-	-	34,476	1,119
Total	$70,349	$1,169	$-	$-	$70,349	$1,169

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities in both periods were caused by changes in interest rates.  At December 31, 2012 and 2011, there were six and twelve available-for-sale securities in an unrealized loss position of $59,000 and $1,169,000, respectively.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The amortized cost and fair values of debt securities at December 31, 2012, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield

US Treasury and government sponsored entities
Within 1 year	$33,386	$33,545	0.67%
1-5 years	90,573	90,869	0.62%
Total	$123,959	$124,414	0.63%

U.S. Agency mortgage-backed securities
5-10 years	$35	$36	4.45%
Total	$35	$36	4.45%

Corporate bonds
Within 1 year	$2,000	$2,003	0.85%
1-5 years	50,951	51,979	2.29%
Total	$52,951	$53,982	2.24%

Preferred stock
Over 10 years	3,524	3,758	5.57%
Total	$3,524	$3,758	5.57%

Municipal securities
Within 1 year	$2,368	$2,389	1.79%
1-5 years	12,436	12,683	1.77%
5-10 years	9,069	9,634	4.71%
Over 10 years	-	-	0.00%
Total	$23,873	$24,706	2.89%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2012 and 2011, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2012
Available for sale securities	$35,466	$336	$-
2011
Available for sale securities	$21,382	$419	$-
2010
Available for sale securities	$28,667	$649	$-

A summary of interest income for the years ending December 31, 2012 and 2011 on available for sale investment securities is as follows:

(In Thousands)	2012	2011
US Treasury and government sponsored entities	$941	$1,637
U.S. Agency mortgage-backed securities	2	3
Other	1,280	951
Total taxable interest income	$2,223	$2,591

Municipal securities	$573	$506
Total tax-exempt interest income	573	506
Total	$2,796	$3,097

NOTE 6 -  Loans

The composition of the loan portfolio as of the periods indicated is as follows:

	December 31, 2012		December 31, 2011
	Dollar	Percent	Dollar	Percent
(In Thousands)	Amount	of Total	Amount	of Total
Commercial	$273,432	38.8%	$252,689	39.3%
Real estate construction one-to-four family	32,573	4.6%	21,859	3.4%
Real estate construction other	21,061	3.0%	18,323	2.8%
Real estate term owner occupied	78,107	11.1%	81,481	12.6%
Real estate term non-owner occupied	234,643	33.3%	195,454	30.3%
Real estate term other	31,809	4.5%	38,925	6.0%
Consumer secured by 1st deeds of trust	17,714	2.5%	20,212	3.1%
Consumer other	18,305	2.6%	19,622	3.0%
Subtotal	$707,644		$648,565
Less: Unearned origination fee,
net of origination costs	(3,431)	(0.4)%	(3,003)	(0.5)%
Total loans	$704,213		$645,562

The Company’s primary market areas are Anchorage, the Matanuska-Susitna Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2012,  approximately 69% and 31% of the Company’s loans are secured by real estate, or for general commercial uses, including professional, retail, and small businesses, respectively.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications.  As of December 31, 2012, the Company utilizes a loan risk grading system called the Asset Quality Rating (“AQR”) system to assign a risk classification to each of its loans.  Loans are graded on a scale of 1 to 10 and, loans graded 1 – 6 are considered “pass” grade loans.  A description of the general characteristics of the AQR risk classifications are as follows:

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

Substandard – 8:  A "substandard" credit is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.  Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans have well-defined weaknesses where a payment default and/or a loss are possible, but not yet probable.  Cash flow is insufficient to service debt, with prospects that the condition is permanent.  Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower, and there is a likelihood that collateral will have to be liquidated and/or the guarantor called upon to repay the debt.  Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage.  Loan(s) may have been restructured at less than market terms or have been partially charged off.  If deficiencies are not corrected quickly, there is a probability of loss and the borrower’s ability to operate as a going concern may be deemed questionable/is questionable.  Management has no prior experience with similar activities, demonstrating inability to realistically address problems and meet commitments.  The borrower’s asset quality is poor.  The capital base is weak and insufficient to absorb continuing losses, and leverage is significantly above peers.  Liquidity is poor with significant reliance on short-term borrowing to support trade debt.  Key balance sheet ratios are substantially inferior to industry norms.  The industry is currently trending downward or demonstrating recovery from an adverse cycle. The outlook is generally negative at this time.  Timing of recovery is unclear, but expectations are that market conditions will improve within 18-24 months.  The borrower has substantial competitive deficiencies when compared to other firms, such as excess capacity and over-supply, resulting in frequent and significant concessions and discounting.  Business failures are prevalent.  Collateral coverage is marginal or non-existent.  Collateral may be located outside the borrower’s market area.  There are no agings or certifications of accounts receivable and inventory being received from the borrower, and collateral has doubtful marketability/convertibility.  If guaranteed, the guarantor has limited outside worth and is highly leveraged with a poor credit report, which may reflect liens, collection problems, or lawsuits.

Doubtful – 9:  An asset classified "doubtful" has all the weaknesses inherent in one that is classified "substandard - 8" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.  The loan has substandard characteristics, and available information suggests that it is unlikely that the loan will be repaid in its entirety.  Cash flow is insufficient to service debt.  The company has had a series of substantial losses.  If the current material adverse trends continue, it is unlikely the borrower will have the ability to meet the terms of the loan agreement.  It may be difficult to predict the exact amount of loss, but the probability of some loss is greater than 50%.  Loans are to be placed on non-accrual status when any portion is classified as doubtful.  Non-accrual loans would not be classified "doubtful" as long as the collateral appears adequate to retire the outstanding balance.  Management is clearly unable to address problems and meet commitments, and there is little expectation either of improvement or for sustaining the relationship with current management. The company is highly illiquid with excessive leverage.  Key balance sheet ratios are at unacceptable levels, and downturn is severe.  Timing of recovery is undeterminable.  The company is unable to compete; collateral and guarantees provide limited support.

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

The loan portfolio segmented by risk class at December 31, 2012 and 2011, respectively, are shown below:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

December 31, 2012
AQR Pass	$265,562	$28,780	$21,061	$73,985	$230,010	$28,304	$16,911	$17,817	$682,430
AQR Special Mention	6,064	1,282	-	2,522	2,546	126	620	238	13,398
AQR Substandard	1,597	2,511	-	1,600	2,087	3,379	183	250	11,607
AQR Doubtful	189	-	-	-	-	-	-	-	189
AQR Loss	20	-	-	-	-	-	-	-	20
Subtotal	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Less: Unearned origination fees, net of origination costs									(3,431)
									$704,213

December 31, 2011
AQR Pass	$242,491	$21,859	$12,071	$79,084	$192,533	$35,667	$19,533	$18,200	$621,438
AQR Special Mention	6,690	-	3,897	1,407	2,288	226	232	465	15,205
AQR Substandard	1,354	-	2,355	990	608	2,878	72	794	9,051
AQR Doubtful	1,612	-	-	-	25	154	375	163	2,329
AQR Loss	542	-	-	-	-	-	-	-	542
Subtotal	$252,689	$21,859	$18,323	$81,481	$195,454	$38,925	$20,212	$19,622	$648,565
Less: Unearned origination fees, net of origination costs									(3,003)
									$645,562

 Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs.  Loan balances are charged to the Allowance when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement.  Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $4.5 million and  $7.4 million December 31, 2012 and December 31, 2011, respectively. Interest income which would have been earned on nonaccrual loans for 2012, 2011, and 2010 amounted to $108,000,  $464,000 and $1.2 million, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	December 31, 2012	December 31, 2011
Commercial	$1,214	$3,360
Real estate construction one-to-four family	1,264	-
Real estate construction other	-	2,355
Real estate term owner occupied	-	924
Real estate term non-owner occupied	185	229
Real estate term other	1,451	324
Consumer secured by 1st deeds of trust	183	-
Consumer other	234	169
Total	$4,531	$7,361

There were no past due loans greater than 90 days and still accruing interest at December 31, 2012 and 2011, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total

December 31, 2012
AQR Pass	$401	$-	$-	$-	$401	$682,029	$682,430
AQR Special Mention	534	-	-	596	1,130	12,268	13,398
AQR Substandard	-	-	-	3,726	3,726	7,881	11,607
AQR Doubtful	-	-	-	189	189	-	189
AQR Loss	-	-	-	20	20	-	20
Subtotal	$935	$-	$-	$4,531	$5,466	$702,178	$707,644
Less: Unearned origination fees, net of origination costs							(3,431)
							$704,213

December 31, 2011
AQR Pass	$473	$-	$-	$419	$892	$620,546	$621,438
AQR Special Mention	-	21	-	1,016	1,037	14,168	15,205
AQR Substandard	-	170	-	3,750	3,920	5,131	9,051
AQR Doubtful	2	-	-	1,699	1,701	628	2,329
AQR Loss	-	-	-	477	477	65	542
Subtotal	$475	$191	$-	$7,361	$8,027	$640,538	$648,565
Less: Unearned origination fees, net of origination costs							(3,003)
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

At December 31, 2012, 2011, and 2010 the recorded investment in loans that are considered to be impaired was $13.1 million, $9.5 million, and $18.3million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2012 and 2011:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded
Commercial - AQR pass	$53	$53	$-	$190	$10
Commercial - AQR special mention	332	332	-	328	26
Commercial - AQR substandard	981	1,064	-	1,284	32
Real estate construction one-to-four family - AQR special mention	470	470	-	348	-
Real estate construction other - AQR pass	2,748	2,748	-	2,861	-
Real estate term owner occupied- AQR special mention	1,083	1,083	-	1,086	83
Real estate term non-owner occupied- AQR special mention	555	555	-	581	69
Real estate term non-owner occupied- AQR substandard	1,705	1,705	-	1,785	141
Real estate term other - AQR special mention	126	205	-	148	-
Real estate term other - AQR substandard	3,379	3,659	-	4,072	144
Consumer secured by 1st deeds of trust - AQR pass	93	93	-	95	5
Consumer other - AQR substandard	158	240	-	199	-
	$11,683	$12,207	$-	$12,977	$510

With an allowance recorded
Commercial - AQR substandard	$427	$427	$284	$360	$-
Commercial - AQR doubtful	189	189	160	206	-
Real estate construction one-to-four family - AQR doubtful	794	794	215	900	-
	$1,410	$1,410	$659	$1,466	$-

Total
Commercial - AQR pass	$53	$53	$-	$190	$10
Commercial - AQR special mention	332	332	-	328	26
Commercial - AQR substandard	1,408	1,491	284	1,644	32
Commercial - AQR doubtful	189	189	160	206	-
Real estate construction one-to-four family - AQR special mention	470	470	-	348	-
Real estate construction one-to-four family - AQR doubtful	794	794	215	900	-
Real estate construction other - AQR pass	2,748	2,748	-	2,861	-
Real estate term owner-occupied - AQR special mention	1,083	1,083	-	1,086	83
Real estate term non-owner occupied - AQR special mention	555	555	-	581	69
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-	1,785	141
Real estate term other - AQR special mention	126	205	-	148	-
Real estate term other - AQR substandard	3,379	3,659	-	4,072	144
Consumer secured by 1st deeds of trust - AQR pass	93	93	-	95	5
Consumer other - AQR substandard	158	240	-	199	-
	$13,093	$13,617	$659	$14,443	$510

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded
Commercial - AQR pass	$327	$327	$-	$430	$23
Commercial - AQR special mention	140	140	-	153	-
Commercial - AQR substandard	908	908	-	1,006	-
Commercial - AQR doubtful	1,118	1,762	-	1,221	5
Real estate construction other - AQR substandard	1,349	1,527	-	1,463	-
Real estate term non-owner occupied - AQR pass	1,660	1,660	-	1,513	93
Real estate term non-owner occupied - AQR substandard	479	479	-	499	-
Real estate term other - AQR special mention	170	248	-	193	-
Real estate term other - AQR substandard	162	162	-	154	9
Real estate term other - AQR doubtful	154	244	-	205	-
Consumer secured by 1st deeds of trust - AQR pass	97	97	-	49	5
Consumer other - AQR doubtful	52	52	-	53	-
	$6,616	$7,606	$-	$6,939	$135

With an allowance recorded
Commercial - AQR pass	$185	$185	$19	$195	$-
Commercial - AQR special mention	258	258	20	258	-
Commercial - AQR substandard	68	68	5	234	-
Commercial - AQR doubtful	223	223	212	233	-
Commercial - AQR loss	446	446	364	474	-
Real estate construction other - AQR substandard	1,006	1,006	494	1,024	-
Real estate term non-owner occupied - AQR pass	204	204	5	215	-
Real estate term non-owner occupied - AQR special mention	446	446	62	447	-
	$2,836	$2,836	$1,181	$3,080	$-

Total
Commercial - AQR pass	$512	$512	$19	$625	$23
Commercial - AQR special mention	398	398	20	411	-
Commercial - AQR substandard	976	976	5	1,240	-
Commercial - AQR doubtful	1,341	1,985	212	1,454	5
Commercial - AQR loss	446	446	364	474	-
Real estate construction other - AQR substandard	2,355	2,533	494	2,487	-
Real estate term non-owner occupied - AQR pass	1,864	1,864	5	1,728	93
Real estate term non-owner occupied - AQR special mention	446	446	62	447	-
Real estate term non-owner occupied - AQR substandard	479	479	-	499	-
Real estate term other - AQR special mention	170	248	-	193	-
Real estate term other - AQR substandard	162	162	-	154	9
Real estate term other - AQR doubtful	154	244	-	205	-
Consumer secured by 1st deeds of trust - AQR pass	97	97	-	49	5
Consumer other - AQR doubtful	52	52	-	53	-
	$9,452	$10,442	$1,181	$10,019	$135

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

Loans classified as troubled debt restructurings (“TDR”) totaled $12.1 million and  $4.5 million at December 31, 2012 and December 31, 2011, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

AQR pass graded loans included above in the impaired loan data are loans classified as TDRs.  By definition, TDRs are considered impaired loans.  All of the Company’s TDRs are included in impaired loans.

The following table presents newly restructured loans that occurred during 2012:

	Accrual	Nonaccrual	Total
(In Thousands)	Status	Status	Modifications
New Troubled Debt Restructurings
Commercial - AQR special mention	$147	$-	$147
Commercial - AQR substandard	176	105	281
Real estate construction one-to-four family - AQR special mention	-	470	470
Real estate construction one-to-four family - AQR substandard	-	794	794
Real estate construction other - AQR pass	2,748	-	2,748
Real estate owner occupied - AQR special mention	559	-	559
Real estate term non-owner occupied - AQR special mention	555	-	555
Real estate term non-owner occupied - AQR substandard	-	171	171
Real estate term other - AQR substandard	1,896	1,325	3,221
Subtotal	$6,081	$2,865	$8,946

Existing Troubled Debt Restructurings	2,546	628	3,174
Total	$8,627	$3,493	$12,120

The following table presents newly restructured loans that occurred during 2012 by concession (terms modified):

		December 31, 2012
	Number of	Rate	Term	Payment	Combination	Total
(In Thousands)	Contracts	Modification	Modification	Modification	Modification	Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$-	$-	$147	$-	$147
Commercial - AQR substandard	3	-	293	-	-	293
Real estate construction one-to-four family -
AQR special mention	1	470	-	-	-	470
Real estate construction one-to-four family -
AQR substandard	1	-	1,015	-	-	1,015
Real estate construction other - AQR pass	1	-	2,827	-	-	2,827
Real estate term owner occupied - AQR special mention	5	-	-	569	-	569
Real estate term non-owner occupied -
AQR special mention	2	-	-	-	579	579
Real estate term non-owner occupied - AQR substandard	1	-	195	-	-	195
Real estate term other - AQR substandard	3	-	-	2,589	1,886	4,475
Total	18	$470	$4,330	$3,305	$2,465	$10,570

Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$-	$-	$147	$-	$147
Commercial - AQR substandard	3	-	281	-	-	281
Real estate construction one-to-four family -
AQR special mention	1	470	-	-	-	470
Real estate construction one-to-four family -
AQR substandard	1	-	794	-	-	794
Real estate construction other - AQR pass	1	-	2,748	-	-	2,748
Real estate term owner occupied - AQR special mention	5	-	-	559	-	559
Real estate term non-owner occupied -
AQR special mention	2	-	-	-	555	555
Real estate term non-owner occupied - AQR substandard	1	-	171	-	-	171
Real estate term other - AQR substandard	3	-	-	1,326	1,895	3,221
Total	18	$470	$3,994	$2,032	$2,450	$8,946

The following table presents TDRs that have defaulted in 2012:

		December 31, 2012	December 31, 2011
	Number	Recorded	Recorded
(In Thousands)	of Contracts	Investment	Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	2	$300	$-
Real estate construction one-to-four family - AQR substandard	1	794	-
Real estate term non-owner occupied - AQR substandard	1	846	-
Real estate term other - AQR substandard	1	1,044	-
Consumer secured by 1st deeds of trust - AQR pass	1	93	-
Total	6	$3,077	$-

At December 31, 2012, $2.2 million of these restructured loans are classified as nonaccrual loans.  The remaining $923,000 in TDRs that defaulted in 2012 are not past due and are accruing interest at December 31, 2012.  The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were two charge offs totaling $280,000 in December 31, 2012 on loans that were later classified as TDRs in the real estate term category.  Five TDRs with a total recorded investment of $1.4 million had a specific impairment amount totaling $659,000 at December 31, 2012.

At December 31, 2012 and 2011, there were no loans pledged as collateral to secure public deposits.

At December 31, 2012 and 2011, the Company serviced $89.0 million and $83.7 million of loans, respectively, which had been sold to various investors without recourse.  At December 31, 2012 and 2011, the Company held $648,000 and $662,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions follows:

(In Thousands)	2012	2011
Balance, beginning of the year	$402	$692
Loans made	210	275
Repayments	239	565
Balance, end of year	$373	$402

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2012 and 2011, were $136,000 and $198,000, respectively.

NOTE 7.  Allowance for Loan Losses

The Allowance for Loan Losses (“the Allowance”) is management’s best estimate of probable losses inherent in its loan portfolio.  Accordingly, the methodology is based on historical loss experience by loan segment and class with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the Allowance for probable loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including levels of and trends related to past due and nonaccrual loans, net charge-offs or recoveries, and other factors.

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

The specific valuation allowance is an allocated allowance for impaired loans.  This analysis is based upon a specific analysis for each impaired loan that is collateral dependent, including appraisals and in-house evaluations on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.

The general valuation allowance is a general allocated allowance for all other loans that were not impaired as of the balance sheet date.  The Company uses a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors to establish this portion of the Allowance.  The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes: pass, special mention, substandard, doubtful and loss.  After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average five year loss history for each segment and class.  This general reserve is then adjusted for qualitative factors, by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

The unallocated general valuation portion of the Allowance is based on several factors, including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions.  This portion of the Allowance is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio.  This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component or in the specific impairment component of the Allowance and acknowledges the inherent imprecision of all loss prediction models.  This portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance.  Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.  In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators.  Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values.  Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following tables detail activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total

2012
Balance, beginning of period	$6,783	$468	$1,169	$1,272	$2,975	$788	$374	$418	$2,256	$16,503
Charge-Offs	(496)	-	-	(274)	-	(280)	-	(122)	-	(1,172)
Recoveries	2,518	48	-	-	-	50	-	20	-	2,636
Provision (benefit)	(2,497)	513	(843)	443	1,090	(19)	(30)	72	(288)	(1,559)
Balance, end of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Balance, end of period:
Individually evaluated
for impairment	$444	$215	$-	$-	$-	$-	$-	$-	$-	$659
Balance, end of period:
Collectively evaluated
for impairment	$5,864	$814	$326	$1,441	$4,065	$539	$344	$388	$1,968	$15,749

2011
Balance, beginning of period	$6,374	459	$576	$1,029	2,890	351	337	$404	$1,986	$14,406
Charge-Offs	(1,225)	-	(133)	-	-	(90)	-	(71)	-	(1,519)
Recoveries	1,426	1	90	-	-	54	-	46	-	1,617
Provision (benefit)	208	7	637	243	85	473	37	39	270	1,999
Balance, end of period	$6,783	$468	$1,169	$1,272	$2,975	$788	$374	$418	$2,256	$16,503
Balance, end of period:
Individually evaluated
for impairment	$620	$-	$494	$-	$67	$-	$-	$-	$-	$1,181
Balance, end of period:
Collectively evaluated
for impairment	$6,163	$468	$675	$1,272	$2,908	$788	$374	$418	$2,256	$15,322

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total

December 31, 2012
Balance, end of period	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Balance, end of period:
Individually evaluated
for impairment	$2,452	$794	$2,748	$1,083	$2,260	$3,505	$93	$158	$13,093
Balance, end of period:
Collectively evaluated
for impairment	$270,980	$31,779	$18,313	$77,024	$232,383	$28,304	$17,621	$18,147	$694,551

December 31, 2011
Balance, end of period	$252,689	$21,859	$18,323	$81,481	$195,454	$38,925	$20,212	$19,622	$648,565
Balance, end of period:
Individually evaluated
for impairment	$3,673	$-	$2,355	$925	1,864	$486	97	$52	$9,452
Balance, end of period:
Collectively evaluated
for impairment	$249,016	$21,859	$15,968	$80,556	$193,590	$38,439	$20,115	$19,570	$639,113

The following represents the balance of the Allowance for the periods indicated segregated by segment and class: December 31, 2012

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated

December 31, 2012
Individually evaluated for
impairment:
AQR Substandard	$284	$284	$-	$-	$-	$-	$-	$-	$-	$-
AQR Doubtful	374	160	214	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	12,930	5,520	711	326	1,242	3,961	539	280	351	-
AQR Special Mention	490	321	16	-	51	34	-	56	12	-
AQR Substandard	362	23	88	-	148	70	-	8	25	-
Unallocated	1,968	-	-	-	-	-	-	-	-	1,968
	$16,408	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968

December 31, 2011
Individually evaluated for
impairment:
AQR Pass	$24	$19	$-	$-	$-	$-	$5	$-	$-	$-
AQR Special Mention	82	20	-	-	-	62	-	-	-	-
AQR Substandard	499	5	-	494	-	-	-	-	-	-
AQR Doubtful	212	212	-	-	-	-	-	-	-	-
AQR Loss	364	364	-	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	11,164	5,259	468	258	1,152	2,805	520	361	341	-
AQR Special Mention	971	860	-	-	33	53	5	7	13	-
AQR Substandard	926	44	-	417	87	54	254	6	64	-
AQR Doubtful	5	-	-	-	-	1	4	-	-	-
Unallocated	2,256	-	-	-	-	-	-	-	-	2,256
	$16,503	$6,783	$468	$1,169	$1,272	$2,975	$788	$374	$418	$2,256

NOTE 8 - Purchased Receivables

We purchase accounts receivable from our business customers and provide them with short-term working capital.  We provide this service to our customers in Alaska and in Washington and the greater west coast through NFS.  Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Board of Directors.

Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2012, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2012 or 2011, respectively, and there were no restored purchased receivables in 2012.

Income on purchased receivables is accrued and recognized on the principal amount outstanding except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2012, the Company is accruing income on all purchased receivable balances outstanding.

The following table summarizes the components of net purchased receivables at December 31 for the years indicated:

(In Thousands)	2012	2011
Purchased receivables	$19,345	$30,209
Reserve for purchased receivable losses	(323)	-
Total	$19,022	$30,209

NOTE 9 - Premises & Equipment

The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2012	2011
Land		$3,201	$3,201
Furniture and equipment	3-7 years	9,389	8,929
Tenant improvements	2-15 years	6,771	6,708
Buildings	39 years	25,661	25,067
Total Premises and Equipment		45,022	43,905
Accumulated depreciation and amortization		(17,114)	(15,912)
Total Premises and Equipment, Net		$27,908	$27,993

Depreciation expense and amortization of leasehold improvements was $1.7 million, $1.7 million, and $1.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 10 - Other Real Estate Owned

At December 31, 2012 and 2011, the Company held $4.5 million and $5.2 million, respectively, as OREO.  The Company recognized net operating expenses of $1.1 million and net revenue of $710,000 and $1.1 million related to OREO properties in 2012, 2011, and 2010, respectively.  The following table details net operating expense related to OREO for the periods indicated:

(In Thousands)	2012	$ Change	% Change	2011	$ Change	% Change	2010
Net OREO expense, net rental
income and gains on sale:
OREO operating expense	$701	$366	109%	$335	$(547)	(62)%	$882
Impairment on OREO	469	377	410%	92	(154)	(63)%	246
Rental income on OREO	(35)	213	(86)%	(248)	362	(59)%	(610)
Gains on sale of OREO	(46)	843	(95)%	(889)	774	(47)%	(1,663)
	$1,089	$1,799	(253)%	$(710)	$435	(38)%	$(1,145)

NOTE 11 - Goodwill, Intangible and Other Assets

A summary of intangible assets and other assets is as follows:

(In Thousands)	2012	2011
Intangible assets:
Goodwill	$7,525	$7,525
Core deposit intangible	328	465
NBG customer relationships	317	431
Total	$8,170	$8,421

Other assets:
Deferred taxes, net	$9,991	$10,872
Prepaid expenses	4,388	5,033
Investment in RML Holding Company	6,153	5,338
Investment in Low Income Housing Partnerships	5,974	4,396
Bank owned life insurance	2,726	3,006
Investment in PWA	1,575	1,722
Taxes receivable	1,432	1,436
Note receivable from ECCM	339	445
Investment in ECCM	36	41
Investment in ECIA	56	7
Other assets	2,219	1,942
Total	$34,889	$34,238

Prepaid expenses were $4.4 million and $5.0 million at December 31, 2012 and 2011, respectively.  Prepaid expenses included $3.5 million and $4.3 million in prepaid FDIC assessments at December 31, 2012 and 2011, respectively.  In accordance with FDIC regulations, the Company prepaid its FDIC insurance premiums for the fourth quarter ending December 31, 2009 and the fiscal years ending Decembers 31, 2010, 2011, and 2012.

As part of the stock acquisition of Alaska First in October 2007, the Company recorded $1.8 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock.  The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.

The Company performed goodwill impairment testing at December 31, 2012 and 2011 in accordance with the policy described in Note 1.  There was no indication of impairment in the first step of the impairment test at December 31, 2012, and accordingly the Company did not perform the second step.  At December 31, 2011, the Company performed its annual impairment test by applying the qualitative assessment described in ASU 2011-08 and concluded that it is more likely than not that the fair value of the Company exceeds the carry value and that no potential impairment existed at that time.  Accordingly, the Company did not perform step one of the impairment test in 2011.  Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; trends and peer comparisons of net interest margin; and trends in the Company’s cash flows.  Significant negative inputs to the qualitative assessment included general local, national, and international economic conditions and how they may negatively affect our business as well as the current volatility and uncertainty related to market capitalization of financial institutions in general.

The Company recorded amortization expense of its intangible assets of $252,000, $275,000, and $299,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  Accumulated amortization for intangible assets was $5.9 million and $5.7 million at December 31, 2012 and 2011, respectively.

The future amortization expense required on these assets is as follows:

(In Thousands)
2013	$228
2014	204
2015	153
2016	42
2017	18
Thereafter	-
Total	$645

Affiliates

The Company applies the equity method of accounting for the following affiliates:

•

The Company owns a 48% equity interest in ECCM, an investment advisory services company.  ECCM began active operations in the fourth quarter of 2002 and has had operating losses since that time.  In addition to its ownership interest, the Company provides ECCM with a line of credit that has a committed amount of $750,000 and an outstanding balance of $339,000 as of December 31, 2012.

•	The Company owns a 24% interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington.
•	The Company owns a 48% ECIA, an insurance agency that offers annuity and other insurance products.
•

The Company owns a 24% interest in the profits of RML, a residential mortgage holding company.  In addition to its ownership interest, the Company provides RML with two lines of credit that have committed amounts of $18 million and outstanding balances of $11.1 million as of December 31, 2012.  Additionally, the Company purchased $242.5 million and $82.9 million in loans from RML in 2012 and 2011.

Below is summary balance sheet and income statement information for RML.

(In Thousands, Unaudited)	2012	2011
Assets
Cash	$13,547	$9,925
Loans held for sale	59,840	77,896
Other assets	15,777	14,935
Total Assets	$89,164	$102,756

Liabilities
Lines of credit	$56,932	$74,595
Other liabilities	7,481	6,834
Total Liabilities	64,413	81,429
Shareholders' Equity	24,751	21,327
Total Liabilities and Shareholders' Equity	$89,164	$102,756

Income/expense
Gross income	$31,113	$23,569
Total expense	20,033	17,751
Joint venture allocations	84	(144)
Net Income	$11,164	$5,674

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that PWA, RML, and ECIA are not variable interest entities (“VIEs”).  The Company has determined that ECCM is a VIE.  However, the Company does not have a controlling interest in ECCM.  The Company determined that ECCM is a VIE based on the fact that the Company provides ECCM with a line of credit for which the majority owner of ECCM provides additional subordinated financial support in the form of a 50% guarantee.  This line of credit has a committed amount of $750,000 and an outstanding balance of $339,000 as of December 31, 2012.  Furthermore, ECCM does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses to date and its resulting lack of equity.  As such, it appears that ECCM cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP.  However, the Company has determined that it does not have a controlling interest in ECCM based on the following facts and circumstances:

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

The Company has the obligation to absorb losses of ECCM up to its ownership percentage of 48%.  There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses.  Additionally, the Company provides ECCM with a $750,000 line of credit.  This line includes a 50% personal guarantee by the majority owner of ECCM.  Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to ECCM and which, as a result of its exposure to 50% of any losses incurred on the line of credit that the Company has extended to ECCM, may be greater than the Company’s 48% ownership therein.

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

While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years.  Additionally, RML has a history of profitability and has sufficient capital to support its operations.  RML had $24.8 million in equity, $89.2 million in assets and net income of $11.2 million as of and for the year ended December 31, 2012.  As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML.  Therefore, the Company has concluded that RML is not a VIE.

Low Income Housing Partnerships

In December of 2012, December of 2006, September of 2006, and January of 2003, the Company made commitments to invest $2.5 million in WNC and $3 million each in USA 57, Centerline XXXIII, and Centerline XXII, respectively.  The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships over a sixteen,  fifteen,  eighteen, and eighteen-year period, respectively.  The Company recognized amortization expense of $921,000, $902,000, and $861,000 in 2012, 2011, and 2010, respectively.  The Company expects to fund its remaining $2 million in commitments on these investments through 2017.

NOTE 12 -  Deposits

At December 31, 2012, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

(In Thousands)
2013	$67,720
2014	15,275
2015	9,151
2016	132
2017	414
Thereafter	4
Total	$92,696

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had $155,000 and $250,000 in CDARS certificates of deposits at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.  At December 31, 2012 and 2011, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.

At December 31, 2012 and 2011, the Company held $11.4 million and $5.1 million, respectively, in deposits for related parties, including directors, executive officer, and their affiliates.

NOTE 13 - Borrowings

The Company has a line of credit with the FHLB of Seattle approximating 11% of eligible assets, or $132.0 million at December 31, 2012.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company had no outstanding balances on this line at December 31, 2012 and December 31, 2011.

The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million.  At December 31, 2012, the outstanding balance on this loan is $4.5 million.  This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2012.

The Federal Reserve Bank is holding $81.0 million of loans as collateral to secure available borrowing lines through the discount window of $54.0 million at December 31, 2012.  There were no discount window advances outstanding at December 31, 2012 and 2011.  The Company paid less than $1,000 in 2012 and 2011 in interest on this agreement.

Securities sold under agreements to repurchase were $19.0 million and $16.3 million, respectively, for December 31, 2012 and 2011.  The Company was paying 0.25% and 0.49% on these agreements at December 31, 2012 and 2011, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2012 and 2011 was $16.5 million and $13.8 million, respectively, and the maximum outstanding at any month-end was $22.6 million and $17.2 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company had no other borrowings at December 31, 2012 and 2011.

The future principal payments that are required on the Company’s borrowings as of December 31, 2012, are as follows:

(In Thousands)
2013	$19,195
2014	4,322
Total	$23,517

NOTE 14 - Junior Subordinated Debentures

In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 3.46% at December 31, 2012.  The interest cost to the Company on these debentures was $292,000 in 2012 and $281,000 in 2011.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.68% at December 31, 2012.  The interest cost to the Company on these debentures was $186,000 in 2012 and $171,000 in 2011.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 15 - Interest Expense

Interest expense on deposits, borrowings, and junior subordinated debt is presented below:

(In Thousands)	2012	2011	2010
Interest-bearing demand accounts	$73	$111	$176
Money market accounts	432	591	673
Savings accounts	503	622	1,120
Certificates of deposit greater than $100,000	386	620	1,533
Certificates of deposit less than $100,000	288	782	1,171
Borrowings and junior subordinated debt	823	818	812
Total	$2,505	$3,544	$5,485

Note 16 - Income Taxes

At December 31, 2012 and 2011, the Company had $1.4 million in total taxes receivable, respectively.  The Company realized $896,000, $879,000, and $841,000 in tax credits related to its investments in low income housing tax credit partnerships for 2012, 2011, and 2010 respectively.  Additionally, in 2012 and 2011, the Company purchased and utilized $398,000 and $500,000, respectively, in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred (Benefit)	Total Expense
2012:
Federal	$4,169	$750	$4,919
State	1,106	131	1,237
Total	$5,275	$881	$6,156
2011:
Federal	$4,941	$(816)	$4,125
State	891	(143)	748
Total	$5,832	$(959)	$4,873
2010:
Federal	$(1,655)	$4,918	$3,263
State	(204)	859	655
Total	$(1,859)	$5,777	$3,918

The actual expense for 2012, 2011, and 2010, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2012, 2011, and 2010) as follows:

(In Thousands)	2012	2011	2010
Computed “expected” income tax expense	$6,864	$5,695	$4,545
State income taxes, net	803	486	426
Low income housing credits	(896)	(879)	(841)
Other	(617)	(429)	(212)
Total	$6,156	$4,873	$3,918

The components of the net deferred tax asset are as follows:

(In Thousands)	2012	2011	2010
Deferred Tax Asset:
Allowance for loan losses	$6,650	$6,750	$5,912
Loan fees, net of costs	1,411	1,247	1,304
Depreciation and amortization	537	636	698
Other real estate owned	1,381	1,159	932
Deferred Compensation	1,973	2,059	1,888
Other	1,531	1,597	1,855
Total Deferred Tax Asset	$13,483	$13,448	$12,589

Deferred Tax Liability:
Unrealized gain on available-for-sale
investment securities	$(955)	$(197)	$(452)
Intangible amortization	(1,807)	(1,675)	(1,789)
Other	(730)	(704)	(690)
Total Deferred Tax Liability	$(3,492)	$(2,576)	$(2,931)
Net Deferred Tax Asset	$9,991	$10,872	$9,658

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

As of December 31, 2012, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for the years ended December 31, 2012, 2011, and 2010.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2011, 2010 and 2009.

NOTE 17 - Employee Benefit Plans

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

To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement.  The Company expensed $620,000, $721,000, and $732,000, in 2012, 2011, and 2010, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

On July 1, 1994, the Company implemented a Supplemental Executive Retirement Plan for executive officers of the Company whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $240,000, $335,000, and $328,000, in 2012, 2011, and 2010, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2012 and 2011, the balance of the accrued liability for this plan was included in other liabilities and totaled $3.1 million and $2.9 million, respectively.

In February of 2002, the Company implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  The Company’s net liability under this plan is dependent upon market gains and losses on assets held in the plan.  In 2012, 2011 and 2010, the Company recognized increases in its liability of $330,000, $132,000 and $59,000, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2012 and 2011, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.5 million and $1.3 million, respectively.

In November of 2011, the Company implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of the Company and Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $894,000 and  $786,000 for 2012 and 2011, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 18 - Common Stock

Quarterly cash dividends were paid aggregating to $3.7 million, $3.3 million, and $2.8 million, or $0.56 per share, $0.50 per share, and $0.44 per share, in 2012, 2011, and 2010, respectively.  On February 21, 2013, the Board of Directors declared a $0.15 per share cash dividend payable on March 22, 2013, to shareholders of record on March 14, 2013.  Federal and State regulations place certain limitations on the payment of dividends by the Company.

In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. The Company purchased 688,442 shares of its stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, the Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  No repurchases occurred during 2012 and 2011.

NOTE 19 -  Stock Based Compensation

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

The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 2012, 2011 and 2010:

Stock Options:	2012	2011	2010

Grant date fair value	$4.42	$4.01	$4.42
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	1.30%	1.40%	2.16%
Dividend yield rate	2.80%	2.83%	2.65%
Price volatility	28.51%	28.56%	28.86%

The following table summarizes stock options activity during 2012:

		Weighted	Weighted average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Life, in Years
Outstanding at January 1, 2012	248,515	$18.86
Granted	19,885	20.35
Forfeited	(1,498)	22.30
Exercised	(63,777)	13.17
Outstanding at December 31, 2012	203,125	$20.76	5.04

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2012 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2012.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $550,000, $332,000 and $781,000, respectively.

Proceeds from the exercise of stock options and vesting of restricted stock in 2012, 2011, and 2010 were $840,000, $496,000, and $968,000 respectively.  The Company withheld $888,000, $515,000, and $986,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2012, 2011, and 2010, respectively.

For the year ended December 31, 2012, 2011 and 2010, the Company recognized $61,000, $82,000 and $112,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  As of December 31, 2012 there was approximately $139,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.4 years.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

The following table summarizes restricted stock unit activity during 2012:

		Weighted	Weighted average
	Number of	Average Grant	Remaining Contractual
	Shares	Date Fair Value	Life, in Years
Outstanding at January 1, 2012	72,271	$17.49
Granted	21,643	20.35
Vested	(27,738)	16.28
Forfeited	(1,999)	18.22
Outstanding at December 31, 2012	64,177	$18.96	1.84

The total intrinsic value of restricted stock units vested for the years ended December 31, 2012, 2011 and 2010 was $556,000, $567,000, and $258,000, respectively.

For the year ended December 31, 2012,  2011 and 2010, the Company recognized $393,000, $437,000 and $354,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  As of December 31, 2012, there was approximately $779,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.2 years.

NOTE 20 - Commitments and Contingent Liabilities

Rental expense under leases for equipment and premises was $957,000, $953,000, and $1.1 million in 2012, 2011, and 2010, respectively.  Required minimum rentals on non-cancelable leases as of December 31, 2012, are as follows:

(In Thousands)
2013	$556
2014	588
2015	518
2016	485
2017	312
Thereafter	3,813
Total	$6,272

Rental income under leases was $773,000, $776,000 and $810,000 in 2012, 2011, and 2010, respectively.  There are no future required minimum rentals on non-cancelable leases as of December 31, 2012.

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

(In Thousands)	2012	2011
Off-balance sheet commitments:
Commitments to extend credit	$208,328	$173,834
Standby letters of credit	$22,132	$16,172

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

NOTE 21 - Regulatory Matters

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

Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Management believes, as of December 31, 2012, that the Company and Northrim Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2013, exceeding the FDIC’s “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2012 and 2011, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$158,820	16.60%	$76,540	> 8.0%	$95,675	> 10.0%
Tier I Capital (to risk-weighted assets)	$146,802	15.34%	$38,280	> 4.0%	$57,419	> 6.0%
Tier I Capital (to average assets)	$146,802	12.99%	$45,205	> 4.0%	$56,506	> 5.0%

As of December 31, 2011:
Total Capital (to risk-weighted assets)	$147,848	16.46%	$71,858	> 8.0%	$89,823	> 10.0%
Tier I Capital (to risk-weighted assets)	$136,553	15.20%	$35,935	> 4.0%	$53,903	> 6.0%
Tier I Capital (to average assets)	$136,553	12.83%	$42,573	> 4.0%	$53,216	> 5.0%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$143,684	15.12%	$76,023	> 8.0%	$95,029	> 10.0%
Tier I Capital (to risk-weighted assets)	$131,748	13.87%	$37,995	> 4.0%	$56,993	> 6.0%
Tier I Capital (to average assets)	$131,748	11.74%	$44,889	> 4.0%	$56,111	> 5.0%

As of December 31, 2011:
Total Capital (to risk-weighted assets)	$135,394	15.14%	$71,542	> 8.0%	$89,428	> 10.0%
Tier I Capital (to risk-weighted assets)	$124,152	13.89%	$35,753	> 4.0%	$53,629	> 6.0%
Tier I Capital (to average assets)	$124,152	11.72%	$42,373	> 4.0%	$52,966	> 5.0%

NOTE 22  -    Fair Value Measurements

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

Estimated fair values as of the periods indicated are as follows:

	December 31, 2012		December 31, 2011
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$154,813	$154,813	$91,530	$91,530

Level 2 inputs:
Investment securities	208,634	208,863	227,905	228,163
Accrued interest receivable	2,618	2,618	2,898	2,898

Level 3 inputs:
Loans and loans held for sale, net	699,510	696,951	656,881	649,907
Purchased receivables, net	19,022	19,022	30,209	30,209

Financial liabilities:
Level 2 inputs:
Deposits	$970,129	$969,958	$911,248	$910,927
Securities sold under repurchase agreements	19,038	19,038	16,348	16,348
Borrowings	4,479	4,193	4,626	4,066
Junior subordinated debentures	18,558	18,590	18,558	17,356
Accrued interest payable	47	47	52	52

Unrecognized financial instruments:
Commitments to extend credit(1)	$208,328	$2,083	$173,834	$1,738
Standby letters of credit(1)	22,132	221	16,172	162
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Available for sale securities
U.S. Treasury and government sponsored entities	$124,414	$-	$124,414	$-
Municipal securities	21,728	-	21,728	-
U.S. Agency mortgage-backed securities	36	-	36	-
Corporate bonds	53,982	-	53,982	-
Preferred stock	3,758	-	3,758	-
Total	$203,918	$-	$203,918	$-

December 31, 2011
Available for sale securities
U.S. Treasury and government sponsored entities	$161,104	$-	$161,104	$-
Municipal securities	16,935	-	16,935	-
U.S. Agency mortgage-backed securities	54	-	54	-
Corporate bonds	42,991	-	42,991	-
Preferred stock	999	-	999	-
Total	$222,083	$-	$222,083	$-

As of and for the three months ending December 31, 2012 and 2011, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
December 31, 2012
Loans measured for impairment[1]	$1,410	$-	$794	$616	$(522)
Other real estate owned[2]	1,536	-	-	1,536	469
Total	$2,946	$-	$794	$2,152	$(53)
December 31, 2011
Loans measured for impairment[1]	$2,836	$-	$204	$2,632	$797
Other real estate owned[2]	$1,432	$-	$-	$1,432	$92
Total	$4,268	$-	$204	$4,064	$889
[1] Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP. The unobservable inputs for Level 3 impaired loans did not change between December 31, 2011 and December 31, 2012.
The $522,000 gain noted above arose primarily from principal paydowns on impaired loans in 2012.
[2] Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions. The Company took a weighted average discount of 31% on impaired other real estate owned classified as Level 3 assets.

NOTE 23 - Quarterly Results of Operations (Unaudited)

2012 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
	(In Thousands Except Per Share Amounts)

Total interest income	$11,349	$11,204	$11,123	$11,052
Total interest expense	569	611	627	698
Net interest income	10,780	10,593	10,496	10,354

Provision (benefit) for loan losses	(300)	(1,437)	89	89
Other operating income	4,343	4,157	3,725	3,207
Other operating expense	10,555	9,992	9,295	9,758
Income before provision for income taxes	4,868	6,195	4,837	3,714
Provision for income taxes	1,588	1,991	1,551	1,026
Net Income	3,280	4,204	3,286	2,688
Less: Net income attributable to the noncontrolling interest	118	138	144	112
Net income attributable to Northrim Bancorp	$3,162	$4,066	$3,142	$2,576
Earnings per share, basic	$0.49	$0.63	$0.49	$0.40
Earnings per share, diluted	$0.48	$0.62	$0.48	$0.39

2011 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
	(In Thousands Except Per Share Amounts)

Total interest income	$11,540	$11,230	$11,486	$11,652
Total interest expense	787	876	904	977
Net interest income	10,753	10,354	10,582	10,675

Provision for loan losses	350	550	550	549
Other operating income	3,880	3,362	3,070	2,778
Other operating expense	9,411	9,429	8,589	9,326
Income before provision for income taxes	4,872	3,737	4,513	3,578
Provision for income taxes	1,516	1,125	1,198	1,034
Net Income	3,356	2,612	3,315	2,544
Less: Net income attributable to the noncontrolling interest	101	106	133	89
Net income attributable to Northrim Bancorp	$3,255	$2,506	$3,182	$2,455
Earnings per share, basic	$0.50	$0.39	$0.49	$0.38
Earnings per share, diluted	$0.50	$0.38	$0.49	$0.37

NOTE 24 - Disputes and Claims

The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business.  In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.

NOTE 25 - Parent Company Information

Balance Sheets for December 31,	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$8,749	$7,304
Investment securities available for sale	3,757	999
Investment in Northrim Bank	138,936	130,837
Investment in NISC	1,491	1,669
Investment in NCT1	248	248
Investment in NST2	310	310
Due from NISC	414	513
Other assets	913	2,302
Total Assets	$154,818	$144,182

Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	-	241
Total Liabilities	18,558	18,799

Shareholders' Equity
Common stock	6,512	6,467
Additional paid-in capital	53,638	53,164
Retained earnings	74,742	65,469
Accumulated other comprehensive income	1,368	283
Total Shareholders' Equity	136,260	125,383

Total Liabilities and Shareholders' Equity	$154,818	$144,182

Statements of Income for Years Ended:	2012	2011	2010
	(In Thousands)
Income
Interest income	$198	$51	$57
Net income from Northrim Bank	13,950	12,442	10,246
Net loss from NISC	35	17	(167)
Other income	209	92	270
Total Income	$14,392	$12,602	$10,406

Expense
Interest expense	493	466	470
Administrative and other expenses	1,646	1,737	1,579
Total Expense	2,139	2,203	2,049

Income Before Benefit from Income Taxes	12,253	10,399	8,357
Benefit from income taxes	(693)	(999)	(709)
Net Income	$12,946	$11,398	$9,066

Statements of Cash Flows for Years Ended:	2012	2011	2010
	(In Thousands)
Operating Activities:
Net income	$12,946	$11,398	$9,066

Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(13,985)	(12,461)	(10,076)
Stock-based compensation	454	519	466
Changes in other assets and liabilities	79	(852)	(568)
Net Cash Used from Operating Activities	(506)	(1,396)	(1,112)
Investing Activities:
Investment in securities available for sale	(2,527)	(999)	-
Investment in Northrim Bank, NISC, NCT1 & NST2	7,921	7,040	4,307
Net Cash Used from Investing Activities	5,394	6,041	4,307
Financing Activities:
Dividends paid to shareholders	(3,676)	(3,264)	(2,848)
Proceeds from issuance of common stock and excess tax benefits	233	171	185
Net Cash Provided by Financing Activities	(3,443)	(3,093)	(2,663)
Net Increase by Cash and Cash Equivalents	1,445	1,552	532
Cash and Cash Equivalents at beginning of year	7,304	5,752	5,220
Cash and Cash Equivalents at end of year	$8,749	$7,304	$5,752

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Controls

            There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15f and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

            Management of the Company is responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statemetns; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance tha unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The Company’s registered independent public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report follows below.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting which is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

            Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                                                 RELATED STOCKHOLDER MATTERS

            Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR                                                             INDEPENDENCE

            Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2012 and 2011” in the Company’s definitive proxy statement for the 2013 Annual Shareholders’ Meeting and is incorporated into this report by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012,  2011, and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012,  2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012,  2011, and 2010

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

10.41     Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2011.

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

21.1       Subsidiaries

23.1       Consent of Moss Adams LLP

24.1       Form of Power of Attorney

31.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBLR Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K

Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

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

The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2012, was $133,414,239.

The number of shares of Northrim BanCorp’s common stock outstanding at March 15, 2013,  was 6,512,620.

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2013.

Northrim BanCorp, Inc.

By             /s/ R. Marc Langland

            R. Marc Langland

            Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 15th day of March, 2013.

Principal Executive Officer:

/s/ R. Marc Langland

R. Marc Langland

Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Joseph M. Schierhorn

Joseph M. Schierhorn

Executive Vice President, Chief Financial Officer

R. Marc Langland, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 15, 2013, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

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

March 15, 2013

Investor Information

Annual Meeting

Date:            Thursday, May 16, 2013

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