Form 10-Q
period 2013-03-31
NORTHRIM BANCORP INC
filed 2013-05-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐  No  ☑

The number of shares of the issuer's Common Stock, par value $1 per share, outstanding at May 6, 2013 was 6,514,414.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS
Cash and due from banks	$28,648	$40,834
Interest bearing deposits in other banks	73,879	113,979

Investment securities available for sale	221,460	203,918
Investment securities held to maturity	2,747	2,749
Total portfolio investments	224,207	206,667

Investment in Federal Home Loan Bank stock	1,950	1,967

Loans held for sale	11,454	11,705
Loans	721,609	704,213
Allowance for loan losses	(16,641)	(16,408)
Net loans	716,422	699,510
Purchased receivables, net	18,683	19,022
Accrued interest receivable	2,970	2,618
Other real estate owned, net	4,516	4,543
Premises and equipment, net	27,912	27,908
Goodwill and intangible assets, net	8,111	8,170
Other assets	43,860	34,889
Total assets	$1,151,158	$1,160,107

LIABILITIES
Deposits:
Demand	$344,012	$361,167
Interest-bearing demand	144,683	146,262
Savings	92,227	87,241
Alaska CDs	102,584	101,165
Money market	179,138	181,598
Certificates of deposit less than $100,000	38,078	39,343
Certificates of deposit greater than $100,000	54,191	53,353
Total deposits	954,913	970,129
Securities sold under repurchase agreements	13,411	19,038
Borrowings	6,675	4,479
Junior subordinated debentures	18,558	18,558
Other liabilities	19,497	11,550
Total liabilities	1,013,054	1,023,754

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,513,096 and 6,511,649 shares
issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,513	6,512
Additional paid-in capital	53,753	53,638
Retained earnings	76,431	74,742
Accumulated other comprehensive income	1,328	1,368
Total Northrim BanCorp shareholders' equity	138,025	136,260
Noncontrolling interest	79	93
Total shareholders' equity	138,104	136,353
Total liabilities and shareholders' equity	$1,151,158	$1,160,107

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2013	2012

Interest Income
Interest and fees on loans	$10,342	$10,225
Interest on investment securities available for sale	659	749
Interest on investment securities held to maturity	29	38
Interest on deposits in other banks	62	40
Total Interest Income	11,092	11,052

Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	530	698
Net Interest Income	10,562	10,354

Provision for loan losses	150	89
Net Interest Income After Provision for Loan Losses	10,412	10,265

Other Operating Income
Purchased receivable income	702	712
Employee benefit plan income	569	540
Service charges on deposit accounts	525	568
Electronic banking income	504	483
Equity in earnings from RML	242	301
Gain on sale of securities	218	27
Rental income	28	198
Other income	351	378
Total Other Operating Income	3,139	3,207

Other Operating Expense
Salaries and other personnel expense	5,735	5,706
Occupancy expense	888	996
Marketing expense	447	437
Professional and outside services	349	418
Equipment expense	278	294
Software expense	265	251
Amortization of low income housing tax investments	245	228
Internet banking expense	184	172
Insurance expense	144	118
Reserve for purchased receivables	84	-
Intangible asset amortization expense	58	64
OREO (income) expense, net rental income and gains on sale	(6)	97
Other operating expense	1,026	977
Total Other Operating Expense	9,697	9,758

Income Before Provision for Income Taxes	3,854	3,714
Provision for income taxes	1,090	1,026
Net Income	2,764	2,688
Less: Net income attributable to the noncontrolling interest	90	112
Net Income Attributable to Northrim BanCorp	$2,674	$2,576

Earnings Per Share, Basic	$0.41	$0.40
Earnings Per Share, Diluted	$0.41	$0.39
Weighted Average Shares Outstanding, Basic	6,512,455	6,467,540
Weighted Average Shares Outstanding, Diluted	6,590,807	6,567,654

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In Thousands)	2013	2012

Net income	$2,764	$2,688
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$151	$1,525
Reclassification of net gains included in net income (net of tax expense
$90,000 and $9,000 in 2013 and 2012, respectively	(128)	(16)
Income tax benefit (expense) related to unrealized (losses) gains	(63)	(627)
Total other comprehensive income (loss)	(40)	882
Comprehensive income	2,724	3,570
Less: comprehensive income attributable to the noncontrolling interest	90	112
Total comprehensive income attributable to Northrim BanCorp	$2,634	$3,458

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
(In Thousands)	of Shares	Value	Capital	Earnings	Income	Interest	Total

Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(3,673)	-	-	(3,673)
Stock based compensation expense	-	-	454	-	-	-	454
Exercise of stock options	45	45	(213)	-	-	-	(168)
Excess tax benefits from share-based payment arrangements	-	-	233	-	-	-	233
Distributions to noncontrolling interest	-	-	-	-	-	(471)	(471)
Other comprehensive income	-	-	-	-	1,085	-	1,085
Net income attributable to the noncontrolling interest	-	-	-	-	-	512	512
Net income attributable to Northrim BanCorp	-	-	-	12,946	-	-	12,946
Twelve Months Ended December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353

Cash dividend declared	-	-	-	(985)	-	-	(985)
Stock based compensation expense	-	-	112	-	-	-	112
Exercise of stock options	1	1	(7)	-	-	-	(6)
Excess tax benefits from share-based payment arrangements	-	-	10	-	-	-	10
Distributions to noncontrolling interest	-	-	-	-	-	(104)	(104)
Other comprehensive income	-	-	-	-	(40)	-	(40)
Net income attributable to the noncontrolling interest	-	-	-	-	-	90	90
Net income attributable to Northrim BanCorp	-	-	-	2,674	-	-	2,674
Three Months Ended March 31, 2013	6,513	$6,513	$53,753	$76,431	$1,328	$79	$138,104

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In Thousands)	2013	2012

Operating Activities:
Net income	$2,764	$2,688
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(218)	(27)
Depreciation and amortization of premises and equipment	443	405
Amortization of software	49	47
Intangible asset amortization	58	64
Amortization of investment security premium, net of discount accretion	32	91
Deferred tax liability	370	161
Stock-based compensation	112	113
Excess tax benefits from share-based payments	(10)	-
Deferral of loan fees and costs, net	30	272
Provision for loan losses	150	89
Reserve for purchased receivables	84	-
Purchases of loans held for sale	(20,242)	(39,620)
Proceeds from the sale of loans held for sale	20,493	55,176
Gain on sale of other real estate owned	(21)	(19)
Equity in undistributed earnings from mortgage affiliate	192	(8)
Net changes in assets and liabilities:
Decrease in accrued interest receivable	(352)	(259)
(Increase) decrease in other assets	1,015	272
Increase (decrease) in other liabilities	(2,724)	(859)
Net Cash Provided by Operating Activities	2,225	18,586
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(40,951)	(7,101)
Proceeds from sales/maturities of securities available for sale	23,528	13,736
Proceeds from calls/maturities of securities held to maturity	-	510
Proceeds from redemption of FHLB stock	17	-
Decrease in purchased receivables, net	255	7,864
(Increase) in loans, net	(17,504)	(20,771)
Proceeds from sale of other real estate owned	201	50
Investment in other real estate owned	-	(17)
Decrease in loan to Elliott Cove, net	106	33
Purchases of premises and equipment	(447)	(282)
Net Cash (Used) by Investing Activities	(34,795)	(5,978)
Financing Activities:
(Decrease) in deposits	(15,216)	(9,842)
(Decrease) in securities sold under repurchase agreements	(5,627)	(881)
Increase (decrease) in borrowings	2,196	(36)
Distributions to noncontrolling interest	(104)	(108)
Excess tax benefits from share-based payments	10	-
Cash dividends paid	(975)	(842)
Net Cash (Used) by Financing Activities	(19,716)	(11,709)

Net Increase (Decrease) in Cash and Cash Equivalents	(52,286)	899
Cash and Cash Equivalents at Beginning of Period	141,313	79,530
Cash and Cash Equivalents at End of Period	$89,027	$80,429
Supplemental Information:
Income taxes paid	$2	$2
Interest paid	$529	$700
Transfer of loans to other real estate owned	$161	$1,499
Loans made to facilitate sales of other real estate owned	$-	$50
Cash dividends declared but not paid	$10	$10

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.  The Company determined that it operates as a single operating segment.  Operating results for the interim period ended March 31, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.  Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02,  Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendments to the Codification in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU was effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2012, and has been applied prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

3.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of March 31, 2013, the Company had two certificates of deposit totaling $13.5 million in another bank.  Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

4.  Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$139,155	$410	$-	$139,565
Municipal securities	21,626	541	16	22,151
U.S. Agency mortgage-backed securities	33	1	-	34
Corporate bonds	55,889	1,195	3	57,081
Preferred stock	2,501	128	-	2,629
Total securities available for sale	$219,204	$2,275	$19	$221,460
Securities held to maturity
Municipal securities	$2,747	$220	$-	$2,967
Total securities held to maturity	$2,747	$220	$-	$2,967
December 31, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$123,959	$455	$-	$124,414
Municipal securities	21,124	613	9	21,728
U.S. Agency mortgage-backed securities	35	1	-	36
Corporate bonds	52,951	1,081	50	53,982
Preferred stock	3,524	234	-	3,758
Total securities available for sale	$201,593	$2,384	$59	$203,918
Securities held to maturity
Municipal securities	$2,749	$229	$-	$2,978
Total securities held to maturity	$2,749	$229	$-	$2,978

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  There were five and six securities with unrealized losses as of March 31, 2013 and December 31, 2012, respectively, that have been in a loss position for less than twelve months.  There were no securities with unrealized losses as of March 31, 2013 and December 31, 2012 that have been in an unrealized loss position for more than twelve months.  Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2013, $31.7 million in securities, or 14%, of the investment portfolio was pledged, as compared to $42.7 million, or 20%, at December 31, 2012.  We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2013 and December 31, 2012.

The amortized cost and fair values of debt securities at March 31, 2013, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield

US Treasury and government sponsored entities
Within 1 year	$59,466	$59,782	0.80%
1-5 years	79,689	79,783	0.49%
Total	$139,155	$139,565	0.62%

U.S. Agency mortgage-backed securities
5-10 years	$33	$34	4.45%
Total	$33	$34	4.45%

Corporate bonds
Within 1 year	$5,173	$5,209	1.25%
1-5 years	50,716	51,872	2.16%
Total	$55,889	$57,081	2.07%

Preferred stock
Over 10 years	2,501	2,629	5.19%
Total	$2,501	$2,629	5.19%

Municipal securities
Within 1 year	$2,605	$2,621	1.86%
1-5 years	12,784	13,022	1.70%
5-10 years	8,984	9,475	4.71%
Total	$24,373	$25,118	2.82%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2013 and  2012, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2013
Available for sale securities	$23,528	$218	$-
2012
Available for sale securities	$13,736	$27	$-

A summary of interest income for the three months ending March 31, 2013 and 2012 on available for sale investment securities is as follows:

(In Thousands)	2013	2012
US Treasury and government sponsored entities	$207	$307
U.S. Agency mortgage-backed securities	-	1
Other	307	300
Total taxable interest income	$514	$608

Municipal securities	$145	$141
Total tax-exempt interest income	145	141
Total	$659	$749

For the periods ending March 31, 2013 and December 31, 2012, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $2.0 million for each period. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of March 31, 2013, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the fact that the FHLB of Seattle recently began redeeming stock at par, the long-term nature of the investment, the liquidity position of the FHLB of Seattle, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.

5.  Loans Held for Sale

From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”).  The Company then sells these loans in the secondary market.  The Company purchased $20.2 million and sold $20.5 million in loans during the three-month period ending March 31, 2013.  The Company purchased $39.6 million and sold $55.2 million in loans during the three-month period ending March 31, 2012.

6.  Loans

The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

March 31, 2013
AQR Pass	$281,060	$25,437	$20,763	$72,265	$234,815	$30,021	$16,332	$17,402	$698,095
AQR Special Mention	6,681	2,342	1,748	3,897	2,504	-	501	276	17,949
AQR Substandard	1,450	2,505	-	287	2,058	1,605	203	315	8,423
AQR Doubtful	14	-	-	-	-	-	-	-	14
AQR Loss	184	-	-	405	-	-	-	-	589
Subtotal	$289,389	$30,284	$22,511	$76,854	$239,377	$31,626	$17,036	$17,993	$725,070
Less: Unearned origination fees, net of origination costs									(3,461)
									$721,609

December 31, 2012
AQR Pass	$265,562	$28,780	$21,061	$73,985	$230,010	$28,304	$16,911	$17,817	$682,430
AQR Special Mention	6,064	1,282	-	2,522	2,546	126	620	238	13,398
AQR Substandard	1,597	2,511	-	1,600	2,087	3,379	183	250	11,607
AQR Doubtful	189	-	-	-	-	-	-	-	189
AQR Loss	20	-	-	-	-	-	-	-	20
Subtotal	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Less: Unearned origination fees, net of origination costs									(3,431)
									$704,213

Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs.  Loan balances are charged to the allowance for loan losses (the “Allowance”) when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement.  Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $4.3 million and  $4.5 million at March 31, 2013 and December 31, 2012, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	March 31, 2013	December 31, 2012
Commercial	$999	$1,214
Real estate construction one-to-four family	1,240	1,264
Real estate term non-owner occupied	174	185
Real estate term other	1,448	1,451
Consumer secured by 1st deeds of trust	203	183
Consumer other	228	234
Total	$4,292	$4,531

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total

March 31, 2013
AQR Pass	$903	$61	$-	$-	$964	$697,131	$698,095
AQR Special Mention	811	405	112	470	1,798	16,151	17,949
AQR Substandard	195	-	-	3,625	3,820	4,603	8,423
AQR Doubtful	-	-	-	14	14	-	14
AQR Loss	-	-	-	183	183	406	589
Subtotal	$1,909	$466	$112	$4,292	$6,779	$718,291	$725,070
Less: Unearned origination fees, net of origination costs							(3,461)
							$721,609

December 31, 2012
AQR Pass	$401	$-	$-	$-	$401	$682,029	$682,430
AQR Special Mention	534	-	-	596	1,130	12,268	13,398
AQR Substandard	-	-	-	3,726	3,726	7,881	11,607
AQR Doubtful	-	-	-	189	189	-	189
AQR Loss	-	-	-	20	20	-	20
Subtotal	$935	$0	$-	$4,531	$5,466	$702,178	$707,644
Less: Unearned origination fees, net of origination costs							(3,431)
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

At March 31, 2013 and December 31, 2012, the recorded investment in loans that are considered to be impaired was $11.6 million and  $13.1 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2013
With no related allowance recorded
Commercial - AQR special mention	$523	$523	$-
Commercial - AQR substandard	941	986	-
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction other - AQR pass	2,497	2,498	-
Real estate term owner occupied- AQR special mention	1,081	1,081	-
Real estate term owner occupied- AQR loss	405	405	-
Real estate term non-owner occupied- AQR special mention	546	546	-
Real estate term non-owner occupied- AQR substandard	1,677	1,677	-
Real estate term other - AQR substandard	1,605	1,964	-
Consumer secured by 1st deeds of trust - AQR pass	91	91	-
Consumer secured by 1st deeds of trust - AQR special mention	86	86	-
Consumer other - AQR substandard	230	312	-
Subtotal	$10,152	$10,639	$-

With an allowance recorded
Commercial - AQR substandard	$309	$309	$244
Commercial - AQR loss	183	183	151
Real estate construction one-to-four family - AQR substandard	770	770	242
Consumer secured by 1st deeds of trust - AQR substandard	197	197	22
Subtotal	$1,459	$1,459	$659

Total
Commercial - AQR special mention	$523	$523	$-
Commercial - AQR substandard	1,250	1,295	244
Commercial - AQR loss	183	183	151
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction one-to-four family - AQR substandard	770	770	242
Real estate construction other - AQR pass	2,497	2,498	-
Real estate term owner-occupied - AQR special mention	1,081	1,081	-
Real estate term owner-occupied - AQR loss	405	405	-
Real estate term non-owner occupied - AQR special mention	546	546	-
Real estate term non-owner occupied - AQR substandard	1,677	1,677	-
Real estate term other - AQR substandard	1,605	1,964	-
Consumer secured by 1st deeds of trust - AQR pass	91	91	-
Consumer secured by 1st deeds of trust - AQR special mention	86	86	-
Consumer secured by 1st deeds of trust - AQR substandard	197	197	22
Consumer other - AQR substandard	230	312	-
Total Impaired Loans	$11,611	$12,098	$659

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	981	1,064	-
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Subtotal	$11,683	$12,207	$-

With an allowance recorded
Commercial - AQR substandard	$427	$427	$284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR doubtful	794	794	215
Subtotal	$1,410	$1,410	$659

Total
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	1,408	1,491	284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction one-to-four family - AQR doubtful	794	794	215
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Total Impaired Loans	$13,093	$13,617	$659

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$-	$-	$744	$14
Commercial - AQR special mention	486	11	178	2
Commercial - AQR substandard	962	14	803	3
Commercial - AQR doubtful	-	-	1,074	-
Commercial - AQR loss	-	-	112	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction other - AQR pass	2,623	-	-	-
Real estate term owner occupied- AQR special mention	1,082	20	505	7
Real estate term owner occupied - AQR doubtful	-	-	373	-
Real estate term owner occupied- AQR loss	406	5	-	-
Real estate term non-owner occupied - AQR pass	-	-	1,651	31
Real estate term non-owner occupied- AQR special mention	550	9	-	-
Real estate term non-owner occupied- AQR substandard	1,691	33	2,278	44
Real estate term other - AQR pass	-	-	161	6
Real estate term other - AQR special mention	-	-	164	-
Real estate term other - AQR substandard	1,607	7	2,488	-
Consumer secured by 1st deeds of trust - AQR pass	92	1	96	1
Consumer secured by 1st deeds of trust - AQR special mention	86	1	-	-
Consumer other - AQR pass	-	-	121	2
Consumer other - AQR substandard	232	1	52	-
Subtotal	$10,287	$102	$10,800	$110
With an allowance recorded
Commercial - AQR pass	$-	$-	$180	$-
Commercial - AQR special mention	-	-	258	-
Commercial - AQR substandard	315	-	207	-
Commercial - AQR doubtful	-	-	221	-
Commercial - AQR loss	187	-	218	-
Real estate construction one-to-four family - AQR substandard	782	-	964	-
Consumer secured by 1st deeds of trust - AQR substandard	199	-	-	-
Subtotal	$1,483	$-	$2,048	$-
Total
Commercial - AQR pass	$-	$-	$924	$14
Commercial - AQR special mention	486	11	436	2
Commercial - AQR substandard	1,277	14	1,010	3
Commercial - AQR doubtful	-	-	1,295	-
Commercial - AQR loss	187	-	330	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction one-to-four family - AQR substandard	782	-	964	-
Real estate construction other - AQR pass	2,623	-	-	-
Real estate term owner-occupied - AQR special mention	1,082	20	505	7
Real estate term owner-occupied - AQR doubtful	-	-	373	-
Real estate term owner-occupied - AQR loss	406	5	-	-
Real estate term non-owner occupied - AQR pass	-	-	1,651	31
Real estate term non-owner occupied - AQR special mention	550	9	-	-
Real estate term non-owner occupied - AQR substandard	1,691	33	2,278	44
Real estate term other - AQR pass	-	-	161	6
Real estate term other - AQR special mention	-	-	164	-
Real estate term other - AQR substandard	1,607	7	2,488	-
Consumer secured by 1st deeds of trust - AQR pass	92	1	96	1
Consumer secured by 1st deeds of trust - AQR special mention	86	1	-	-
Consumer secured by 1st deeds of trust - AQR substandard	199	-	-	-
Consumer other - AQR pass	-	-	121	2
Consumer other - AQR substandard	232	1	52	-
Total	$11,770	$102	$12,848	$110

Loans classified as troubled debt restructurings (“TDR”) totaled $9.9 million and $12.1 million at  March 31, 2013 and December 31, 2012, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that is would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

The Company did not have any newly restructured loans during the three months ended March 31, 2013.

The loans in the following table are past due, and they are nonaccrual loans.  The following table presents TDRs that occurred during the last twelve months that have subsequently defaulted, for the periods ending March 31, 2013 and 2012, respectively:

		March 31, 2013	March 31, 2012
	Number	Recorded	Recorded
(In Thousands)	of Contracts	Investment	Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	1	$-	$138
Commercial - AQR doubtful	1	-	218
Total	2	$-	$356

AQR pass graded loans included above in the impaired loan data are loans classified as TDRs.  By definition, TDRs are considered impaired loans except in very rare circumstances.  All of the Company’s TDRs are included in impaired loans.  The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were no charge offs in the three months ended March 31, 2013 on loans that were later classified as TDRs.  Four TDRs with a total recorded investment of $1.3 million had a specific impairment amount totaling $637,000 at March 31, 2013.

7.  Allowance for Loan Losses

The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	-	-	-	-	-	-	-	(14)	-	(14)
Recoveries	76	-	18	-	-	-	-	3	-	97
Provision (benefit)	533	(303)	227	(7)	377	116	7	25	(825)	150
Balance, end of period	$6,917	$726	$571	$1,434	$4,442	$655	$351	$402	$1,143	$16,641
Balance, end of period:
Individually evaluated
for impairment	$395	$242	$-	$-	$-	$-	$22	$-	$-	$659
Balance, end of period:
Collectively evaluated
for impairment	$6,522	$484	$571	$1,434	$4,442	$655	$329	$402	$1,143	$15,982

2012
Balance, beginning of period	$6,783	468	$1,169	$1,272	2,975	788	374	$418	$2,256	$16,503
Charge-Offs	(231)	-	-	(146)	-	(280)	-	-	-	(657)
Recoveries	349	-	-	-	-	-	-	4	-	353
Provision (benefit)	(818)	260	(679)	48	455	85	(77)	(120)	935	89
Balance, end of period	$6,083	$728	$490	$1,174	$3,430	$593	$297	$302	$3,191	$16,288
Balance, end of period:
Individually evaluated
for impairment	$436	$-	$342	$-	$-	$-	$-	$-	$-	$778
Balance, end of period:
Collectively evaluated
for impairment	$5,647	$728	$148	$1,174	$3,430	$593	$297	$302	$3,191	$15,510

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

March 31, 2013
Balance, end of period	$289,389	$30,284	$22,511	$76,854	$239,377	$31,626	$17,036	$17,993	$725,070
Balance, end of period:
Individually evaluated
for impairment	$1,956	$1,240	$2,497	$1,486	$2,223	$1,605	$374	$230	$11,611
Balance, end of period:
Collectively evaluated
for impairment	$287,433	$29,044	$20,014	$75,368	$237,154	$30,021	$16,662	$17,763	$713,459

December 31, 2012
Balance, end of period	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Balance, end of period:
Individually evaluated
for impairment	$2,452	$794	$2,748	$1,083	2,260	$3,505	93	$158	$13,093
Balance, end of period:
Collectively evaluated
for impairment	$270,980	$31,779	$18,313	$77,024	$232,383	$28,304	$17,621	$18,147	$694,551

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated

March 31, 2013
Individually evaluated for
impairment:
AQR Substandard	$508	$244	$-	$242	$-	$-	$-	$22	$-	$-
AQR Loss	151	151	-	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	14,012	6,163	599	297	1,304	4,338	655	291	365	-
AQR Special Mention	592	332	37	32	103	36	-	38	14	-
AQR Substandard	231	23	90	-	27	68	-	-	23	-
AQR Doubtful	4	4	-	-	-	-	-	-	-	-
Unallocated	1,143	-	-	-	-	-	-	-	-	1,143
	$16,641	$6,917	$726	$571	$1,434	$4,442	$655	$351	$402	$1,143

December 31, 2012
Individually evaluated for
impairment:
AQR Substandard	$284	$284	$-	$-	$-	$-	$-	$-	$-	$-
AQR Doubtful	374	160	214	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	12,930	5,520	711	326	1,242	3,961	539	280	351	-
AQR Special Mention	490	321	16	-	51	34	-	56	12	-
AQR Substandard	362	23	88	-	148	70	-	8	25	-
Unallocated	1,968	-	-	-	-	-	-	-	-	1,968
	$16,408	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968

8.  Goodwill and Intangible Assets

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There was no indication of impairment as of March 31, 2013.  The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that there will not be an impairment charge to earnings during 2013 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.  Deposit Activities

Total deposits at March 31, 2013 and December 31, 2012 were $954.9 million and  $970.1 million, respectively.  The only deposit category with stated maturity dates is certificates of deposit.  At March 31, 2013, the Company had $92.3 million in certificates of deposit as compared to certificates of deposit of $92.7 million at December 31, 2012.  At March 31, 2013, $69.0 million, or 75%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $67.7 million, or 73%, of total certificates of deposit at December 31, 2012.

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

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model.  For the quarters ended March 31, 2013 and 2012, the Company recognized $17,000 and $15,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended March 31, 2013 and 2012, were $48,000 and $63,000, respectively.  The Company withheld $54,000 and $63,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended March 31, 2013 and 2012, respectively.

            There were no stock options granted in the first quarter of 2013.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.  For the three months ended March 31, 2013 and 2012, the Company recognized $95,000 and $98,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

There were no restricted stock units in the first quarter of 2013.

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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2013		December 31, 2012
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$102,527	$102,527	$154,813	$154,813

Level 2 inputs:
Investment securities	226,157	226,377	208,634	208,863
Accrued interest receivable	2,970	2,970	2,618	2,618

Level 3 inputs:
Loans and loans held for sale, net	716,422	712,964	699,510	696,951
Purchased receivables, net	18,683	18,683	19,022	19,022

Financial liabilities:
Level 2 inputs:
Deposits	$954,913	$954,724	$970,129	$969,958
Securities sold under repurchase agreements	13,411	13,411	19,038	19,038
Borrowings	6,675	6,350	4,479	4,193
Junior subordinated debentures	18,558	18,198	18,558	18,590
Accrued interest payable	48	48	47	47

Unrecognized financial instruments:
Commitments to extend credit[1]	$214,026	$2,140	$208,328	$2,083
Standby letters of credit[1]	22,042	220	22,132	221
[1] Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available for sale securities
U.S. Treasury and government sponsored entities	$139,565	$-	$139,565	$-
Municipal securities	22,151	-	22,151	-
U.S. Agency mortgage-backed securities	34	-	34	-
Corporate bonds	57,081	-	57,081	-
Preferred stock	2,629	-	2,629	-
Total	$221,460	$-	$221,460	$-

December 31, 2012
Available for sale securities
U.S. Treasury and government sponsored entities	$124,414	$-	$124,414	$-
Municipal securities	21,728	-	21,728	-
U.S. Agency mortgage-backed securities	36	-	36	-
Corporate bonds	53,982	-	53,982	-
Preferred stock	3,758	-	3,758	-
Total	$203,918	$-	$203,918	$-

As of and for the three months ending March 31, 2013 and 2012, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
March 31, 2013
Loans measured for impairment[1]	$1,459	$-	$770	$689	$-
Total	$1,459	$-	$770	$689	$-
March 31, 2012
Loans measured for impairment[1]	$1,993	$-	$921	$1,072	$(403)
Total	$1,993	$-	$921	$1,072	$(403)
[1] Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP. The unobservable inputs for Level 3 impaired loans did not change between December 31, 2012 and March 31, 2013. The $403,000 gain noted above for 2012 arose primarily from principal paydowns on impaired loans during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note Regarding Forward Looking-Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality.  Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.  In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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

The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies.  The Company’s critical accounting policies include those that address the accounting for the Allowance, the valuation of goodwill and other intangible assets, and the valuation of other real estate owned.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2012.  Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions

According to the Associated General Contractors of Alaska annual Alaska Construction Spending Forecast (the “Forecast”), construction spending in Alaska in 2013 is estimated to be about $8.4 billion, up 8% from spending in 2012. In addition according to the Forecast, increased spending in the oil and gas sector is expected to account for most of this growth. Spending in the oil and gas sector is expected to be up 13%, from $3.2 billion last year to $3.6 billion in 2013, according to the Forecast. Also adding to expected growth, as stated in the Forecast, is a large state capital budget for fiscal year 2013 and $453 million in general obligation bonds that voters approved for transportation projects in the November 2012 election.

Highlights and Summary of Performance – First Quarter of 2013

•	Diluted earnings per share in the first quarter of 2013 were $0.41, compared to $0.39 per diluted share in the quarter ended March 31, 2012.
•	Net interest income increased to $10.6 million in the first quarter of 2013, compared to $10.4 million in the quarter ended March 31, 2012.
•

Tangible book value was $19.95 per share at quarter end as compared to  $19.67 per share at December 31, 2012.  Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding.  The GAAP measure of book value is total shareholders’ equity divided by the number of shares outstanding.  Book value per share was $21.19 at March 31, 2013, compared to $19.80 at December 31, 2012.

•

Asset quality improved slightly with nonperforming assets declining to $8.9 million, or 0.77% of total assets at March 31, 2013, compared to $9.1 million, or 0.78% of total assets at December 31, 2012.

•

The allowance for loan losses totaled 2.31% of gross loans at March 31, 2013, compared to 2.33% at December 31, 2012.  The allowance for loan losses to nonperforming loans increased to 378% at March 31, 2013, from 362% at December 31, 2012.

•

The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2013, of 15.07%, compared to 15.34% at December 31, 2012.  Tangible common equity to tangible assets was 11.37% at March 31, 2013, compared to 11.12% December 31, 2012.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 12.00% at March 31, 2013 as compared to 11.75% at December 31, 2012.

The Company reported net income and diluted earnings per share of $2.7 million and $0.41, respectively, for the first quarter of 2013 compared to net income and diluted earnings per share of $2.6 million and $0.39, respectively, for the first quarter of 2012.   The increase in net income for the first quarter of 2013 as compared to the first quarter of 2012 was the result of an increase in net interest income and a decrease in other operating expenses.  These changes were only partially offset by increases in the provision for loan losses and the provision for income taxes as well as a decrease in other operating income.

The Company’s total assets decreased by 1% at March 31, 2013 as compared to December 31, 2012, with decreases in interest bearing deposits in other banks and cash and due from banks which were only partially offset by increases in loans and investment securities available for sale. Net loans increased to $716.4 million at March 31, 2013 as compared to $699.5 million at December 31, 2012

Credit Quality

Nonperforming assets:  Nonperforming assets at March 31, 2013 decreased $154,000, or 2% as compared to December 31, 2012. Nonaccrual loans decreased $239,000, loans 90 days past due but still accruing interest increased $112,000, and OREO decreased $27,000 at March 31, 2013 as compared to December 31, 2012.

The following table summarizes total OREO activity for the three month periods ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Balance, beginning of the period	$4,543	$5,183
Transfers from loans, net	161	1,499
Investment in other real estate owned	-	17
Proceeds from the sale of other real estate owned	(201)	(50)
Gain on sale of other real estate owned, net	21	19
Deferred gain on sale of other real estate owned	(8)	(11)
Balance at end of period	$4,516	$6,657

Potential problem loans:  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  At March 31, 2013, management had identified potential problem loans of $3.2 million as compared to potential problem loans of $2.7 million at December 31, 2012.  The change in potential problem loans during this period is primarily due to the addition of four loans from four borrowers.  These additions were partially offset by paydowns on existing potential problem loans.

Troubled debt restructurings (“TDRs”):  TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $6.6 million in loans classified as TDRs that were performing as of March 31, 2013.  Additionally, there were $3.3 million in TDRs included in nonaccrual loans at March 31, 2013 for a total of $9.9 million.  At December 31, 2012 there were $8.6 million, respectively, in loans classified as TDRs that were performing and $3.5 million in TDRs included in nonaccrual loans.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the first quarter of 2013 increased $98,000, or 4%, to $2.7 million as compared to $2.6 million for the same period in 2012.  This increase was due to an increase in net interest income, which is discussed in detail below, and a slight decrease in other operating expenses.  These changes were only partially offset by increases in the provision for loan losses and the provision for income taxes as well as a slight decrease in other operating income.

Net Interest Income / Net Interest Margin

Net interest income for the first quarter of 2013 increased $208,000, or 2%, as compared to the first quarter in 2012.  This increase arose from an increase in interest income on loans and a decrease in interest expense, which was partially offset by a decrease in interest income on investment securities.  The increase in interest income on loans was due to increased average balances, which was partially offset by lower rates on loans, while the decreases in both interest income on investments and interest expense on deposits and borrowings were primarily the result of decreased interest rates.  The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 21 basis points to 4.32% for the three-month period ending March 31, 2013 as compared to the same period in 2012.

Average loans, the largest category of interest-earning assets, increased by $47.6 million, or 7% to $716.8 million in the three-month period ending March 31, 2013 as compared to the same period in 2012.  Average commercial loans, real estate term loans, and real estate construction loans increased while consumer loans and loans held for sale decreased during this period.  Total interest income from loans increased $117,000 for the first quarter of 2013 as compared to the same period in 2012 due to increased average balances.  This increase was only partially offset by the decrease in interest income from loans due to decreased yields.

Average investments increased 9% for the three-month period ending March 31, 2013 as compared to the same period in 2012.  Interest income from investments decreased 9% due to decreased average yields for the three-month period ending March 31, 2013 as compared to the same period in the prior year.

Average interest-bearing liabilities increased $20.2 million, or 3%, to $645.4 million during the first quarter of 2013 as compared to $625.2 million for the same period in 2012.  This increase is primarily the result of increased average interest-bearing deposit balances.  In addition to this increase, the Company incurred a $2.2 million long term borrowing from the Federal Home Loan Bank of Seattle in the first quarter of 2013 to fund a loan to one borrower for the purpose of constructing a low-income housing project.

The average cost of interest-bearing liabilities decreased $168,000, or 7 basis points, for the three month period ending March 31, 2013 as compared to the same period in 2012, primarily due to declining market rates across all deposit types, and due to a change in the mix of deposits with a decrease in higher cost certificates of deposit and an increase in lower cost transaction accounts.

Components of Net Interest Margin

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three month periods ending March 31, 2013 and 2012:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2013	2012	$	%	2013	2012	$	%	2013	2012	Change
Loans[1,2]	$716,797	$669,196	$47,601	7%	$10,342	$10,225	$117	1%	5.88%	6.18%	(0.30)%

Short-term investments	73,849	43,044	30,805	72%	62	40	22	55%	0.33%	0.37%	(0.04)%
Long-term investments	214,158	221,891	(7,733)	(3)%	688	787	(99)	(13)%	1.46%	1.59%	(0.13)%
Total investments	288,007	264,935	23,072	9%	750	827	(77)	(9)%	1.19%	1.40%	(0.21)%
Interest-earning assets	1,004,804	934,131	70,673	8%	11,092	11,052	40	0%	4.54%	4.82%	(0.28)%
Nonearning assets	109,572	112,741	(3,169)	(3)%
Total	$1,114,376	$1,046,872	$67,504	6%

Interest-bearing deposits	$603,273	$586,665	$16,608	3%	$338	$484	$(146)	(30)%	0.23%	0.33%	(0.10)%
Borrowings	42,168	38,531	3,637	9%	192	214	(22)	(10)%	1.81%	2.19%	(0.38)%
Total interest-bearing liabilities	645,441	625,196	20,245	3%	530	698	(168)	(24)%	0.38%	0.45%	(0.07)%
Demand deposits and other
noninterest-bearing liabilities	331,042	294,335	36,707	12%
Equity	137,893	127,341	10,552	8%
Total	$1,114,376	$1,046,872	$67,504	6%
Net interest income					$10,562	$10,354	$208	2%
Net tax equivalent margin on interest earning assets[3]									4.32%	4.53%	(0.21)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $706,000 and $612,000 in the first quarter of 2013 and 2012, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $4.4 million and $6.8 million in the first quarter of 2013 and 2012, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2013 and 2012.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2013 and 2012.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

(In Thousands)	Quarter ended March 31, 2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$403	$(286)	$117
Long-term investments	(29)	(70)	(99)
Short-term investments	26	(4)	22
Total interest income	$400	$(360)	$40

Interest Expense:
Interest-bearing deposits	$16	$(162)	$(146)
Borrowings	28	(50)	(22)
Total interest expense	$43	$(212)	$(168)

The provision for loan losses was $150,000 and $89,000 for the three-month periods ending March 31, 2013 and 2012, respectively.  The increase in the provision for loan losses in the first quarter of 2013 is primarily the result of increased loan balances.  At March 31, 2013, the Allowance was $16.6 million, or 2.31%% of total loans as compared to $16.4 million, or 2.33% of total loans at December 31, 2012.  Nonperforming loans compared to total portfolio loans decreased to 0.61% at March 31, 2013 from 0.64% at December 31, 2012, and the Allowance compared to nonperforming loans increased to 378% at March 31, 2013 from 362% at December 31, 2012.  See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the first quarter of 2013 decreased $68,000, or 2%, to $3.1 million as compared to $3.2 million for the first quarter of 2012.  This decrease is primarily due to decreases of $170,000 and $59,000, respectively, in rental income and in equity in earnings from RML, the Company’s mortgage affiliate.  The decrease in rental income is the result of vacancies in leased space in the Company’s corporate office building as areas recently vacated by previous tenants are undergoing capital improvements.  The Company expects that this space will remain vacant for 2013 with new tenants leasing the space in 2014.  The decrease in earnings from RML is due to decreased refinance activity at RML.  These decreases were partially offset by an increase in gains on the sale of securities of $191,000 in the first quarter of 2013 as compared to the same period in 2012.

Other Operating Expense

Other operating expense for the first quarter of 2013 decreased $61,000, or 1%, to $9.7 million as compared to $9.8 million for the first quarter of 2012.  This decrease was primarily due to the following: a decrease of $108,000 in occupancy expense which is primarily the result of lower rent expense due to the Company’s termination of a lease for additional office space in the fourth quarter of 2012; a decrease of $103,000 in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased operating costs attributable to OREO properties; and a $69,000 decrease in professional and outside services due to decreased consulting fees related to the Company’s salaries and other personnel benefits programs.  These decreases were partially offset by an increase of $84,000 for the reserve for purchased receivables, which was established in September of 2012, and slight increases in most other operating expense categories.

Income Taxes

The provision for income taxes for the three-month period ending March 31, 2013 increased $64,000, or 6%, as compared to the same period in 2012 primarily due to an increase in net income before the provision for income taxes.  The effective tax rate for the first quarter of both 2013 and 2012 was 28%.

Financial Condition

Balance Sheet Overview

Investment Securities

Investment securities at March 31, 2013 increased $17.5 million, or 8%, to $224.2 million from $206.7 million at December 31, 2012. This increase is primarily due to purchases of available for sale securities.

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

The loan portfolio increased by $17.4 million, or 2%, to $721.6 million at March 31, 2013 from $704.2 million at December 31, 2012 primarily due to a higher level of commercial and non-owner occupied real estate term loans.  The following table details the changes in loan balances by loan type:

	March 31, 2013		December 31, 2012
	Dollar	Percent	Dollar	Percent
(Dollars In Thousands)	Amount	of Total	Amount	of Total
Commercial	$289,389	40.0%	$273,432	38.8%
Real estate construction one-to-four family	30,284	4.2%	32,573	4.6%
Real estate construction other	22,511	3.1%	21,061	3.0%
Real estate term owner occupied	76,854	10.7%	78,107	11.1%
Real estate term non-owner occupied	239,377	33.2%	234,643	33.3%
Real estate term other	31,626	4.4%	31,809	4.5%
Consumer secured by 1st deeds of trust	17,036	2.4%	17,714	2.5%
Consumer other	17,993	2.5%	18,305	2.6%
Subtotal	$725,070		$707,644
Less: Unearned origination fee,
net of origination costs	(3,461)	(0.5)%	(3,431)	(0.4)%
Total loans	$721,609		$704,213

Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to increase during 2013 mainly in the commercial and real estate term areas.

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

A specific allocation for impaired loans.  Management determined the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  As of March 31, 2013 and 2012, 35% and 42% of nonperforming loans, which totaled $4.4 million and $6.8 million, respectively, had partially charged off balances.

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

The Company has the following loan segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company has five loan classes: pass, special mention, substandard, doubtful, and loss.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average year loss history for each segment and class using a five year look-back period.

After the Company calculates a general allocation using its loss history, the general reserve is then adjusted for qualitative factors by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include loan quality trends in our own portfolio, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.

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

At March 31, 2013, the unallocated portion of the Allowance as a percentage of the total Allowance was 7%.  The unallocated portion of the Allowance as a percentage of the total Allowance was 12% at December 31, 2012.

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Balance at beginning of period	$16,408	$16,503
Charge-offs:
Commercial	-	231
Real estate term owner occupied	-	146
Real estate term other	-	280
Consumer secured by 1st deeds of trust	14	-
Total charge-offs	14	657
Recoveries:
Commercial	76	349
Real estate construction other	18	-
Consumer other	3	4
Total recoveries	97	353
Net, (recoveries) charge-offs	(83)	304
Provision (benefit) for loan losses	150	89
Balance at end of period	$16,641	$16,288

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

Deposits

Deposits are the Company’s primary source of funds.  Total deposits decreased $15.2 million to $954.9 million at March 31, 2013, from $970.1 million at December 31, 2012.  Noninterest-bearing demand deposits at March 31, 2013, decreased 5% from December 31, 2012.  However, the Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at March 31, 2013 and December 31, 2012, respectively. Savings account balances at March 31, 2013 were up 6% as compared to December 31, 2012.  At the end of the first quarter of 2013, noninterest-bearing demand deposits accounted for 36% of total deposits, interest-bearing demand accounts were 15%, savings deposits were 10%, money market balances accounted for 19%, the Alaska CD accounted for 10% and time certificates were 10% of total deposits.    There were no depositors with deposits representing 10% or more of total deposits at March 31, 2013 or December 31, 2012.

Borrowings

At March 31, 2013, the Company’s maximum borrowing line from the FHLB was $159.2 million, approximately 14% of the Company’s assets.  The Company has an outstanding FHLB advance of $2.2 million as of March 31, 2013 that was originated in the first quarter of 2013.  The Company did not have any outstanding FHLB advances at December 31, 2012.  FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate of 3.12%.  This is an eighteen year loan with a 30 year amortization period.

The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million.  At March 31, 2013 and December 31, 2012, the outstanding balance on this loan was $4.4 million and $4.5 million, respectively.  This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

At March 31, 2013 and December 31, 2012, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee.  In addition to the $102.5 million of cash and due from banks and interest bearing deposits in other banks and $192.5 million in unpledged available for sale securities held at March 31, 2013, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $121.9 million as of March 31, 2013.

At March 31, 2013, $31.7 million in securities, or 14%, of the investment portfolio was pledged, as compared to $42.7 million, or 21%, at December 31, 2012.  As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.2 million for the first three months of 2013.  Net cash used by  investing activities was $34.8 million for the same period, primarily due to purchases of available for sale securities and increased loan balances during the period.  Net cash used by financing activities was $19.7 million, primarily due to a decrease in deposits.

The Company issued 1,447 shares of its common stock through the exercise of stock options in the first quarter of 2013 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.  At March 31, 2013, the Company had 6,513,096 shares of its common stock outstanding.

Capital Requirements and Ratios

The Company and its wholly-owned subsidiary, Northrim Bank (the “Bank”), are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors.  The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.

The requirements address both risk-based capital and leverage capital.  At March 31, 2013, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table illustrates the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2013.

			Actual Ratio	Actual Ratio
	Adequately-	Well-	Northrim	Northrim
	Capitalized	Capitalized	BanCorp, Inc.	Bank
March 31, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.07%	13.55%
Total risk-based capital	8.00%	10.00%	16.32%	14.81%
Leverage ratio	4.00%	5.00%	13.41%	12.08%
December 31, 2012
Tier 1 risk-based capital	4.00%	6.00%	15.34%	13.87%
Total risk-based capital	8.00%	10.00%	16.60%	15.12%
Leverage ratio	4.00%	5.00%	12.99%	11.74%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  As of March 31, 2013 and December 31, 2012, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $236.1 million and $230.5 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

As of March 31, 2013, the Company has capital commitments of $934,000 related to the planned improvements to the Company’s corporate office building.  The Company expects these capital expenditures to be incurred in the second quarter of 2013.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2013 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2013, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These risk factors have not materially changed as of March 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the three months ending March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Note applicable.

ITEM 5.  OTHER INFORMATION

(a) Not applicable

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s    board of directors.

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

101.CAL            XBRL Calculation Linkbase Document

101.LAB            XBRL Labels Linkbase Document

101.PRE            XBRL Presentation Linkbase Document

101.DEF            XBRL Definition Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHRIM BANCORP, INC.

May 6, 2013	By: /s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

May 6, 2013	By: /s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)