Form 10-Q
period 2013-06-30
NORTHRIM BANCORP INC
filed 2013-08-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐  No  ☑

The number of shares of the issuer's Common Stock, par value $1 per share, outstanding at August 6, 2013 was 6,515,414.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS
Cash and due from banks	$29,216	$40,834
Interest bearing deposits in other banks	78,269	113,979

Investment securities available for sale	222,825	203,918
Investment securities held to maturity	2,746	2,749
Total portfolio investments	225,571	206,667

Investment in Federal Home Loan Bank stock	1,932	1,967

Loans held for sale	15,811	11,705
Loans	718,157	704,213
Allowance for loan losses	(16,528)	(16,408)
Net loans	717,440	699,510
Purchased receivables, net	26,546	19,022
Accrued interest receivable	2,729	2,618
Other real estate owned, net	4,293	4,543
Premises and equipment, net	28,200	27,908
Goodwill and intangible assets, net	8,053	8,170
Other assets	42,601	34,889
Total assets	$1,164,850	$1,160,107

LIABILITIES
Deposits:
Demand	$344,978	$361,167
Interest-bearing demand	137,788	146,262
Savings	93,714	87,241
Alaska CDs	105,568	101,165
Money market	185,654	181,598
Certificates of deposit less than $100,000	36,384	39,343
Certificates of deposit greater than $100,000	54,846	53,353
Total deposits	958,932	970,129
Securities sold under repurchase agreements	20,321	19,038
Borrowings	6,629	4,479
Junior subordinated debentures	18,558	18,558
Other liabilities	20,356	11,550
Total liabilities	1,024,796	1,023,754

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,515,414 and 6,511,649 shares
issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,515	6,512
Additional paid-in capital	53,886	53,638
Retained earnings	78,939	74,742
Accumulated other comprehensive income	639	1,368
Total Northrim BanCorp shareholders' equity	139,979	136,260
Noncontrolling interest	75	93
Total shareholders' equity	140,054	136,353
Total liabilities and shareholders' equity	$1,164,850	$1,160,107

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012

Interest Income
Interest and fees on loans	$10,734	$10,305	$21,076	$20,530
Interest on investment securities available for sale	630	718	1,289	1,467
Interest on investment securities held to maturity	30	37	59	75
Interest on deposits in other banks	46	63	108	103
Total Interest Income	11,440	11,123	22,532	22,175

Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	511	627	1,041	1,325
Net Interest Income	10,929	10,496	21,491	20,850

Provision for loan losses	-	89	150	178
Net Interest Income After Provision for Loan Losses	10,929	10,407	21,341	20,672

Other Operating Income
Purchased receivable income	768	712	1,470	1,424
Employee benefit plan income	632	616	1,201	1,156
Service charges on deposit accounts	539	569	1,064	1,137
Electronic banking income	536	493	1,040	976
Equity in earnings from RML	538	405	780	706
Gain on sale of securities	100	246	318	273
Rental income	27	204	55	402
Other income	562	480	913	858
Total Other Operating Income	3,702	3,725	6,841	6,932

Other Operating Expense
Salaries and other personnel expense	5,586	5,154	11,321	10,860
Occupancy expense	858	920	1,746	1,916
Marketing expense	445	435	892	872
Professional and outside services	309	287	658	676
Equipment expense	301	342	579	636
Software expense	267	270	532	521
Amortization of low income housing tax investments	247	234	492	462
Internet banking expense	189	185	373	357
Insurance expense	261	301	405	419
Reserve for (recovery from) purchased receivables	(115)	-	(31)	-
Intangible asset amortization expense	59	65	117	129
OREO expense, net rental income and gains on sale	12	118	6	215
Other operating expense	972	984	1,998	1,990
Total Other Operating Expense	9,391	9,295	19,088	19,053

Income Before Provision for Income Taxes	5,240	4,837	9,094	8,551
Provision for income taxes	1,635	1,551	2,725	2,577
Net Income	3,605	3,286	6,369	5,974
Less: Net income attributable to the noncontrolling interest	109	144	199	256
Net Income Attributable to Northrim BanCorp	$3,496	$3,142	$6,170	$5,718

Earnings Per Share, Basic	$0.54	$0.49	$0.95	$0.88
Earnings Per Share, Diluted	$0.53	$0.48	$0.94	$0.87
Weighted Average Shares Outstanding, Basic	6,515,414	6,469,909	6,513,935	6,468,724
Weighted Average Shares Outstanding, Diluted	6,591,003	6,573,729	6,590,899	6,570,094

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012

Net income	$3,605	$3,286	$6,369	$5,974
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$(1,070)	$(62)	$(919)	$1,463
Reclassification of net gains included in net income (net of tax expense of $41,000 and $101,000 for the second quarter of 2013 and 2012, respectively, and
$131,000 and $112,000 for the first six months of 2013 and 2012, respectively	(59)	(145)	(187)	(161)
Income tax benefit (expense) related to unrealized (losses) gains	440	26	377	(601)
Total other comprehensive income (loss)	(689)	(181)	(729)	701
Comprehensive income	2,916	3,105	5,640	6,675
Less: comprehensive income attributable to the noncontrolling interest	(109)	(144)	(199)	(256)
Total comprehensive income attributable to Northrim BanCorp	$2,807	$2,961	$5,441	$6,419

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
(In Thousands)	of Shares	Value	Capital	Earnings	Income	Interest	Total

Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(3,673)	-	-	(3,673)
Stock based compensation expense	-	-	454	-	-	-	454
Exercise of stock options	45	45	(213)	-	-	-	(168)
Excess tax benefits from share-based payment arrangements	-	-	233	-	-	-	233
Distributions to noncontrolling interest	-	-	-	-	-	(471)	(471)
Other comprehensive income	-	-	-	-	1,085	-	1,085
Net income attributable to the noncontrolling interest	-	-	-	-	-	512	512
Net income attributable to Northrim BanCorp	-	-	-	12,946	-	-	12,946
Twelve Months Ended December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353

Cash dividend declared	-	-	-	(1,973)	-	-	(1,973)
Stock based compensation expense	-	-	227	-	-	-	227
Exercise of stock options	3	3	(9)	-	-	-	(6)
Excess tax benefits from share-based payment arrangements	-	-	30	-	-	-	30
Distributions to noncontrolling interest	-	-	-	-	-	(217)	(217)
Other comprehensive income	-	-	-	-	(729)	-	(729)
Net income attributable to the noncontrolling interest	-	-	-	-	-	199	199
Net income attributable to Northrim BanCorp	-	-	-	6,170	-	-	6,170
Six Months Ended June 30, 2013	6,515	$6,515	$53,886	$78,939	$639	$75	$140,054

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In Thousands)	2013	2012

Operating Activities:
Net income	$6,369	$5,974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(318)	(273)
Depreciation and amortization of premises and equipment	893	821
Amortization of software	94	98
Intangible asset amortization	117	129
Amortization of investment security premium, net of discount accretion	41	145
Deferred tax liability	(44)	(240)
Stock-based compensation	227	225
Excess tax benefits from share-based payments	(30)	(28)
Deferral of loan fees and costs, net	(16)	253
Provision for loan losses	150	178
Reserve for (recovery from) purchased receivables	(31)	-
Purchases of loans held for sale	(75,680)	(86,576)
Proceeds from the sale of loans held for sale	71,574	91,769
Gain on sale of other real estate owned	(129)	(26)
Impairment on other real estate owned	87	81
Equity in undistributed earnings from mortgage affiliate	17	37
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(111)	97
Proceeds from refund of prepaid FDIC premiums	3,405	-
(Increase) decrease in other assets	65	(784)
Increase (decrease) in other liabilities	(1,842)	(535)
Net Cash Provided by Operating Activities	4,838	11,345
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(78,197)	(39,603)
Proceeds from sales/maturities of securities available for sale	58,333	73,760
Proceeds from calls/maturities of securities held to maturity	-	215
Purchases of domestic certificates of deposit	(3,500)	(1,500)
Proceeds from maturities of domestic certificates of deposit	3,500	-
Proceeds from redemption of FHLB stock	35	-
(Increase) decrease in purchased receivables, net	(7,493)	6,559
(Increase) in loans, net	(14,323)	(13,231)
Proceeds from sale of other real estate owned	634	199
Investment in other real estate owned	-	(18)
(Increase) decrease in loan to Elliott Cove, net	(66)	93
Purchases of premises and equipment	(1,185)	(625)
Net Cash (Used) by Investing Activities	(42,262)	25,849
Financing Activities:
(Decrease) in deposits	(11,197)	(16,475)
Increase (decrease) in securities sold under repurchase agreements	1,283	(1,083)
Increase (decrease) in borrowings	2,150	(73)
Distributions to noncontrolling interest	(217)	(231)
Excess tax benefits from share-based payments	30	28
Cash dividends paid	(1,953)	(1,686)
Net Cash (Used) by Financing Activities	(9,904)	(19,520)

Net Increase (Decrease) in Cash and Cash Equivalents	(47,328)	17,674
Cash and Cash Equivalents at Beginning of Period	141,313	79,530
Cash and Cash Equivalents at End of Period	$93,985	$97,204
Supplemental Information:
Income taxes paid	$2,196	$3,197
Interest paid	$1,037	$1,327
Transfer of loans to other real estate owned	$365	$1,499
Loans made to facilitate sales of other real estate owned	$-	$199
Cash dividends declared but not paid	$20	$19

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.  The Company determined that it operates as a single operating segment.  Operating results for the interim period ended June 30, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of June 30, 2013, the Company had two certificates of deposit totaling $13.5 million in another bank.  Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

4.  Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$143,127	$173	$463	$142,837
Municipal securities	21,055	382	56	21,381
U.S. Agency mortgage-backed securities	30	-	-	30
Corporate bonds	55,026	1,005	50	55,981
Preferred stock	2,501	95	-	2,596
Total securities available for sale	$221,739	$1,655	$569	$222,825
Securities held to maturity
Municipal securities	$2,746	$164	$-	$2,910
Total securities held to maturity	$2,746	$164	$-	$2,910
December 31, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$123,959	$455	$-	$124,414
Municipal securities	21,124	613	9	21,728
U.S. Agency mortgage-backed securities	35	1	-	36
Corporate bonds	52,951	1,081	50	53,982
Preferred stock	3,524	234	-	3,758
Total securities available for sale	$201,593	$2,384	$59	$203,918
Securities held to maturity
Municipal securities	$2,749	$229	$-	$2,978
Total securities held to maturity	$2,749	$229	$-	$2,978

There were twenty six and six securities with unrealized losses as of June 30, 2013 and December 31, 2012, respectively, that have been in a loss position for less than twelve months.  There were no securities with unrealized losses as of June 30, 2013 and December 31, 2012 that have been in an unrealized loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2013, $40.6 million in securities, or 18%, of the investment portfolio was pledged, as compared to $42.7 million, or 20%, at December 31, 2012.  We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2013 and December 31, 2012.

The amortized cost and fair values of debt securities at June 30, 2013, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield

US Treasury and government sponsored entities
Within 1 year	$45,195	$45,359	0.77%
1-5 years	97,932	97,478	0.51%
Total	$143,127	$142,837	0.59%

U.S. Agency mortgage-backed securities
1-5 years	$30	$30	4.45%
Total	$30	$30	4.45%

Corporate bonds
Within 1 year	$6,660	$6,704	1.43%
1-5 years	46,366	47,293	2.25%
5-10 years	2,000	1,984	0.01
Total	$55,026	$55,981	2.10%

Preferred stock
Over 10 years	2,501	2,596	5.19%
Total	$2,501	$2,596	5.19%

Municipal securities
Within 1 year	$4,573	$4,606	2.12%
1-5 years	10,917	11,084	1.66%
5-10 years	8,311	8,601	4.80%
Total	$23,801	$24,291	2.84%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2013 and 2012, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2013
Available for sale securities	$22,013	$318	$-
2012
Available for sale securities	$30,424	$273	$-

A summary of interest income for the six months ending June 30, 2013 and 2012 on available for sale investment securities is as follows:

(In Thousands)	2013	2012
US Treasury and government sponsored entities	$419	$553
U.S. Agency mortgage-backed securities	1	1
Other	581	630
Total taxable interest income	$1,001	$1,184

Municipal securities	$288	$283
Total tax-exempt interest income	288	283
Total	$1,289	$1,467

For the periods ending June 30, 2013 and December 31, 2012, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $1.9 and $2.0 million, respectively. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of June 30, 2013, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the fact that the FHLB of Seattle recently began redeeming stock at par, the long-term nature of the investment, the liquidity position of the FHLB of Seattle, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.

5.  Loans Held for Sale

From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”).  The Company then sells these loans in the secondary market.  The Company purchased $75.7 million and sold $71.6 million in loans during the six-month period ending June 30, 2013.  The Company purchased $86.6 million and sold $91.8 million in loans during the six-month period ending June 30, 2012.

6.  Loans

The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

June 30, 2013
AQR Pass	$291,374	$28,015	$17,804	$74,688	$219,643	$31,272	$16,126	$17,606	$696,528
AQR Special Mention	6,146	4,383	1,748	3,215	3,098	-	408	96	19,094
AQR Substandard	1,513	745	-	286	1,380	1,479	194	353	5,950
AQR Doubtful	-	-	-	-	-	-	-	-	-
AQR Loss	-	-	-	-	-	-	-	-	-
Subtotal	$299,033	$33,143	$19,552	$78,189	$224,121	$32,751	$16,728	$18,055	$721,572
Less: Unearned origination fees, net of origination costs									(3,415)
									$718,157

December 31, 2012
AQR Pass	$265,562	$28,780	$21,061	$73,985	$230,010	$28,304	$16,911	$17,817	$682,430
AQR Special Mention	6,064	1,282	-	2,522	2,546	126	620	238	13,398
AQR Substandard	1,597	2,511	-	1,600	2,087	3,379	183	250	11,607
AQR Doubtful	189	-	-	-	-	-	-	-	189
AQR Loss	20	-	-	-	-	-	-	-	20
Subtotal	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Less: Unearned origination fees, net of origination costs									(3,431)
									$704,213

Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs.  Loan balances are charged to the allowance for loan losses (the “Allowance”) when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are applied directly to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement.  Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $3.8 million and  $4.5 million at June 30, 2013 and December 31, 2012, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	June 30, 2013	December 31, 2012
Commercial	$717	$1,214
Real estate construction one-to-four family	1,215	1,264
Real estate term non-owner occupied	165	185
Real estate term other	1,322	1,451
Consumer secured by 1st deeds of trust	194	183
Consumer other	220	234
Total	$3,833	$4,531

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total

June 30, 2013
AQR Pass	$273	$81	$-	$-	$354	$696,174	$696,528
AQR Special Mention	1,488	193	-	470	2,151	16,943	19,094
AQR Substandard	-	70	-	3,363	3,433	2,517	5,950
AQR Doubtful	-	-	-	-	-	-	-
AQR Loss	-	-	-	-	-	-	-
Subtotal	$1,761	$344	$-	$3,833	$5,938	$715,634	$721,572
Less: Unearned origination fees, net of origination costs							(3,415)
							$718,157

December 31, 2012
AQR Pass	$401	$-	$-	$-	$401	$682,029	$682,430
AQR Special Mention	534	-	-	596	1,130	12,268	13,398
AQR Substandard	-	-	-	3,726	3,726	7,881	11,607
AQR Doubtful	-	-	-	189	189	-	189
AQR Loss	-	-	-	20	20	-	20
Subtotal	$935	$-	$-	$4,531	$5,466	$702,178	$707,644
Less: Unearned origination fees, net of origination costs							(3,431)
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

At June 30, 2013 and December 31, 2012, the recorded investment in loans that are considered to be impaired was $11.2 million and  $13.1 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2013
With no related allowance recorded
Commercial - AQR pass	$183	$183	$-
Commercial - AQR special mention	329	329	-
Commercial - AQR substandard	837	882	-
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction other - AQR pass	2,248	2,248	-
Real estate term owner occupied- AQR pass	518	518	-
Real estate term owner occupied- AQR special mention	920	920	-
Real estate term owner occupied- AQR substandard	286	286	-
Real estate term non-owner occupied- AQR special mention	1,189	1,189	-
Real estate term non-owner occupied- AQR substandard	1,366	1,366	-
Real estate term other - AQR substandard	1,479	1,758	-
Consumer secured by 1st deeds of trust - AQR pass	90	90	-
Consumer other - AQR substandard	228	310	-
Subtotal	$10,143	$10,549	$-

With an allowance recorded
Commercial - AQR substandard	$119	$119	$54
Real estate construction one-to-four family - AQR substandard	745	745	215
Consumer secured by 1st deeds of trust - AQR substandard	194	194	18
Subtotal	$1,058	$1,058	$287

Total
Commercial - AQR pass	$183	$183	$-
Commercial - AQR special mention	329	329	-
Commercial - AQR substandard	956	1,001	54
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction one-to-four family - AQR substandard	745	745	215
Real estate construction other - AQR pass	2,248	2,248	-
Real estate term owner-occupied - AQR pass	518	518	-
Real estate term owner-occupied - AQR special mention	920	920	-
Real estate term owner-occupied - AQR substandard	286	286	-
Real estate term non-owner occupied - AQR special mention	1,189	1,189	-
Real estate term non-owner occupied - AQR substandard	1,366	1,366	-
Real estate term other - AQR substandard	1,479	1,758	-
Consumer secured by 1st deeds of trust - AQR pass	90	90	-
Consumer secured by 1st deeds of trust - AQR substandard	194	194	18
Consumer other - AQR substandard	228	310	-
Total Impaired Loans	$11,201	$11,607	$287

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	981	1,064	-
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Subtotal	$11,683	$12,207	$-

With an allowance recorded
Commercial - AQR substandard	$427	$427	$284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR doubtful	794	794	215
Subtotal	$1,410	$1,410	$659

Total
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	1,408	1,491	284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction one-to-four family - AQR doubtful	794	794	215
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Total Impaired Loans	$13,093	$13,617	$659

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$184	$8	$334	$-
Commercial - AQR special mention	333	4	273	9
Commercial - AQR substandard	837	7	1,145	-
Commercial - AQR doubtful	-	-	528	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction other - AQR pass	2,373	-	2,872	67
Real estate term owner occupied- AQR pass	519	29	-	-
Real estate term owner occupied- AQR special mention	942	13	530	11
Real estate term owner occupied- AQR substandard	286	-	-	-
Real estate term non-owner occupied - AQR pass	-	-	1,631	32
Real estate term non-owner occupied- AQR special mention	1,203	49	402	7
Real estate term non-owner occupied- AQR substandard	1,002	5	378	-
Real estate term other - AQR special mention	-	-	153	-
Real estate term other - AQR substandard	1,479	6	2,046	79
Consumer secured by 1st deeds of trust - AQR pass	91	1	95	2
Consumer other - AQR pass	-	-	115	2
Consumer other - AQR substandard	229	2	-	-
Subtotal	$9,948	$124	$10,502	$209
With an allowance recorded
Commercial - AQR special mention	$-	$-	$171	$-
Commercial - AQR substandard	125	-	101	-
Commercial - AQR doubtful	-	-	217	-
Commercial - AQR loss	-	-	210	-
Real estate construction one-to-four family - AQR substandard	758	-	882	-
Real estate term other - AQR substandard	-	-	2,168	-
Real estate term other - AQR doubtful	-	-	236	-
Consumer secured by 1st deed of trust - AQR pass	-	-	176	-
Consumer secured by 1st deeds of trust - AQR substandard	195	-	52	-
Subtotal	$1,078	$-	$4,213	$-
Total
Commercial - AQR pass	$184	$8	$334	$-
Commercial - AQR special mention	333	4	444	9
Commercial - AQR substandard	962	7	1,246	-
Commercial - AQR doubtful	-	-	745	-
Commercial - AQR loss	-	-	210	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction one-to-four family - AQR substandard	758	-	882	-
Real estate construction other - AQR pass	2,373	-	2,872	67
Real estate term owner-occupied - AQR pass	519	29	-	-
Real estate term owner-occupied - AQR special mention	942	13	530	11
Real estate term owner-occupied - AQR substandard	286	-	-	-
Real estate term non-owner occupied - AQR pass	-	-	1,631	32
Real estate term non-owner occupied - AQR special mention	1,203	49	402	7
Real estate term non-owner occupied - AQR substandard	1,002	5	378	-
Real estate term other - AQR special mention	-	-	153	-
Real estate term other - AQR substandard	1,479	6	4,214	79
Real estate term other - AQR doubtful	-	-	236	-
Consumer secured by 1st deeds of trust - AQR pass	91	1	271	2
Consumer secured by 1st deeds of trust - AQR substandard	195	-	52	-
Consumer other - AQR pass	-	-	115	2
Consumer other - AQR substandard	229	2	-	-
Total Impaired Loans	$11,026	$124	$14,715	$209

Six Months Ended June 30,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$184	$8	$314	$11
Commercial - AQR special mention	296	15	264	11
Commercial - AQR substandard	903	21	1,169	2
Commercial - AQR doubtful	-	-	789	-
Commercial - AQR loss	-	-	112	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction other - AQR pass	2,498	-	1,450	134
Real estate term owner occupied- AQR pass	521	23	-	-
Real estate term owner occupied- AQR special mention	943	33	503	18
Real estate term owner occupied- AQR substandard	144	11	406	5
Real estate term non-owner occupied- AQR pass	-	-	1,640	63
Real estate term non-owner occupied- AQR special mention	1,216	58	203	14
Real estate term non-owner occupied- AQR substandard	1,193	38	383	22
Real estate term other - AQR special mention			159	-
Real estate term other - AQR substandard	1,544	13	2,047	79
Consumer secured by 1st deeds of trust - AQR pass	91	2	96	3
Consumer secured by 1st deeds of trust - AQR special mention	43	1	-	-
Consumer other - AQR pass	-	-	119	4
Consumer other - AQR substandard	231	3	-	-
Subtotal	$10,277	$226	$9,654	$366

With an allowance recorded
Commercial - AQR special mention	$-	$-	$304	$-
Commercial - AQR substandard	218	-	87	-
Commercial - AQR doubtful	-	-	220	-
Commercial - AQR loss	93	-	215	-
Real estate construction one-to-four family - AQR substandard	770	-	924	-
Real estate term other - AQR substandard	-	-	2,397	-
Real estate term other - AQR doubtful	-	-	309	-
Consumer secured by 1st deeds of trust - AQR pass	-	-	88	-
Consumer secured by 1st deeds of trust - AQR substandard	197	-	-	-
Consumer other - AQR substandard	-	-	52	-
Subtotal	$1,278	$-	$4,596	$-

Total
Commercial - AQR pass	$184	$8	$314	$11
Commercial - AQR special mention	296	15	568	11
Commercial - AQR substandard	1,121	21	1,256	2
Commercial - AQR doubtful	-	-	1,009	-
Commercial - AQR loss	93	-	327	-
Real estate construction one-to-four family - AQR special mention	470	-	-	-
Real estate construction one-to-four family - AQR substandard	770	-	924	-
Real estate construction other - AQR pass	2,498	-	1,450	134
Real estate term owner-occupied - AQR pass	521	23	-	-
Real estate term owner-occupied - AQR special mention	943	33	503	18
Real estate term owner-occupied - AQR substandard	144	11	406	5
Real estate term non-owner occupied - AQR pass	-	-	1,640	63
Real estate term non-owner occupied - AQR special mention	1,216	58	203	14
Real estate term non-owner occupied - AQR substandard	1,193	38	383	22
Real estate term other - AQR special mention	-	-	159	-
Real estate term other - AQR substandard	1,544	13	4,444	79
Real estate term other - AQR doubtful	-	-	309	-
Consumer secured by 1st deeds of trust - AQR pass	91	2	184	3
Consumer secured by 1st deeds of trust - AQR special mention	43	1	-	-
Consumer secured by 1st deeds of trust - AQR substandard	197	-	-	-
Consumer other - AQR pass	-	-	119	4
Consumer other - AQR substandard	231	3	52	-
Total Impaired Loans	$11,555	$226	$14,250	$366

Loans classified as troubled debt restructurings (“TDR”) totaled $9.1 million and $12.1 million at  June 30, 2013 and December 31, 2012, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

The Company did not have any newly restructured loans during the six months ended June 30, 2013.

The loans in the following table are past due, and they are nonaccrual loans.  The following table presents TDRs that occurred during the twelve month periods ending June 30, 2013 and 2012, respectively, that subsequently defaulted during the six-months ended June 30, 2013 and June 30, 2012:

		June 30, 2013	June 30, 2012
	Number	Recorded	Recorded
(In Thousands)	of Contracts	Investment	Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR pass	1	$-	$192
Commercial - AQR substandard	1	-	131
Commercial - AQR doubtful	2	-	563
Real estate construction one-to-four family - AQR substandard	1	-	842
Real estate term non-owner occupied - AQR pass	1	-	881
Consumer secured by 1st deeds of trust - AQR pass	1	-	94
Total	7	$-	$2,703

AQR pass graded loans included above in the impaired loan data are loans classified as TDRs.  By definition, TDRs are considered impaired loans except in very rare circumstances.  All of the Company’s TDRs are included in impaired loans.  The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were no charge offs in the six months ended June 30, 2013 on loans that were later classified as TDRs.  Two TDRs with a total recorded investment of $864,000 had a specific impairment amount totaling $269,000 at June 30, 2013.

7.  Allowance for Loan Losses

The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2013
Balance, beginning of period	$6,917	$726	$571	$1,434	$4,442	$655	$351	$402	$1,143	$16,641
Charge-Offs	(355)	-	-	-	-	-	-	-	-	(355)
Recoveries	143	18	78	-	-	-	-	3	-	242
Provision (benefit)	(325)	109	(342)	(104)	(615)	(58)	(19)	(20)	1,374	-
Balance, end of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Balance, end of period:
Individually evaluated
for impairment	$54	$215	$-	$-	$-	$-	$18	$-	$-	$287
Balance, end of period:
Collectively evaluated
for impairment	$6,326	$638	$307	$1,330	$3,827	$597	$314	$385	$2,517	$16,241

2012
Balance, beginning of period	$6,083	728	$490	$1,174	3,430	593	297	$302	$3,191	$16,288
Charge-Offs	-	-	-	(127)	-	-	-	-	-	(127)
Recoveries	223	-	12	-	-	-	-	5	-	240
Provision (benefit)	880	121	(99)	242	99	(18)	131	139	(1,406)	89
Balance, end of period	$7,186	$849	$403	$1,289	$3,529	$575	$428	$446	$1,785	$16,490
Balance, end of period:
Individually evaluated
for impairment	$542	$263	$-	$6	$-	$61	$14	$35	$-	$921
Balance, end of period:
Collectively evaluated
for impairment	$6,644	$586	$403	$1,283	$3,529	$514	$414	$411	$1,785	$15,569

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(355)	-	-	-	-	-	-	(14)	-	(369)
Recoveries	219	36	78	-	-	-	-	6	-	339
Provision (benefit)	208	(212)	(97)	(111)	(238)	58	(12)	5	549	150
Balance, end of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Balance, end of period:
Individually evaluated
for impairment	$54	$215	$-	$-	$-	$-	$18	$-	$-	$287
Balance, end of period:
Collectively evaluated
for impairment	$6,326	$638	$307	$1,330	$3,827	$597	$314	$385	$2,517	$16,241

2012
Balance, beginning of period	$6,783	468	$1,169	$1,272	2,975	788	374	$418	$2,256	$16,503
Charge-Offs	(231)	-	-	(273)	-	(280)	-	-	-	(784)
Recoveries	572	-	12	-	-	-	-	9	-	593
Provision (benefit)	62	381	(778)	290	554	67	54	19	(471)	178
Balance, end of period	$7,186	$849	$403	$1,289	$3,529	$575	$428	$446	$1,785	$16,490
Balance, end of period:
Individually evaluated
for impairment	$542	$263	$-	$6	$-	$61	$14	$35	$-	$921
Balance, end of period:
Collectively evaluated
for impairment	$6,644	$586	$403	$1,283	$3,529	$514	$414	$411	$1,785	$15,569

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

June 30, 2013
Balance, end of period	$299,033	$33,143	$19,552	$78,189	$224,121	$32,751	$16,728	$18,055	$721,572
Balance, end of period:
Individually evaluated
for impairment	$1,468	$1,215	$2,248	$1,724	$2,555	$1,479	$284	$228	$11,201
Balance, end of period:
Collectively evaluated
for impairment	$297,565	$31,928	$17,304	$76,465	$221,566	$31,272	$16,444	$17,827	$710,371

December 31, 2012
Balance, end of period	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Balance, end of period:
Individually evaluated
for impairment	$2,452	$794	$2,748	$1,083	2,260	$3,505	93	$158	$13,093
Balance, end of period:
Collectively evaluated
for impairment	$270,980	$31,779	$18,313	$77,024	$232,383	$28,304	$17,621	$18,147	$694,551

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated

June 30, 2013
Individually evaluated for
impairment:
AQR Substandard	$287	$54	$215	$-	$-	$-	$-	$18	$-	$-
Collectively evaluated for
impairment:
AQR Pass	13,138	6,027	563	276	1,248	3,790	597	277	360	-
AQR Special Mention	536	273	75	31	82	34	-	37	4	-
AQR Substandard	50	26	-	-	-	3	-	-	21	-
AQR Doubtful	-	-	-	-	-	-	-	-	-	-
Unallocated	2,517	-	-	-	-	-	-	-	-	2,517
	$16,528	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517

December 31, 2012
Individually evaluated for
impairment:
AQR Substandard	$284	$284	$-	$-	$-	$-	$-	$-	$-	$-
AQR Doubtful	374	160	214	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	12,930	5,520	711	326	1,242	3,961	539	280	351	-
AQR Special Mention	490	321	16	-	51	34	-	56	12	-
AQR Substandard	362	23	88	-	148	70	-	8	25	-
Unallocated	1,968	-	-	-	-	-	-	-	-	1,968
	$16,408	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968

8.  Goodwill and Intangible Assets

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There was no indication of impairment as of June 30, 2013.  The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that there will not be an impairment charge to earnings during 2013 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.  Deposit Activities

Total deposits at June 30, 2013 and December 31, 2012 were $958.9 million and  $970.1 million, respectively.  The only deposit category with stated maturity dates is certificates of deposit.  At June 30, 2013, the Company had $91.2 million in certificates of deposit as compared to certificates of deposit of $92.7 million at December 31, 2012.  At June 30, 2013, $66.9 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $67.7 million, or 73%, of total certificates of deposit at December 31, 2012.

10. Derivatives

The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate.  The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of our customer’s interest rate swap.   The Company has an agreement with its counterparty that contains a provision that provides if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations of the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government.  Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $20.8 million and zero at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the notional amount of interest rate swaps is made up of one $10.4 million variable to fixed rate swap to a commercial loan customer and one $10.4 million fixed to variable rate swap with a counterparty.  Changes in fair value from these two interest rate swaps offset each other in the second quarter of 2013.  Additionally, the Company recognized $138,000 in fee income related to interest rate swaps in the second quarter of 2013 and did not recognize any fee income related to interest rate swaps in the first quarter of 2013 or in 2012.  Interest rate swap income is recorded in other income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2013 and December 31, 2012:

(In thousands)	Asset Derivatives
		June 30, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$137	$-

(In thousands)	Liability Derivatives
		June 30, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$137	$-

11.  Stock Incentive Plan

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

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model.  For the quarters ended June 30, 2013 and 2012, the Company recognized $17,000 and $15,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2013 and 2012, the Company recognized $34,000 and $30,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended June 30, 2013 and 2012, were $70,000 and $94,000, respectively.  The Company withheld $70,000 and $98,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended June 30, 2013 and 2012, respectively. Proceeds from the exercise of stock options in the six months ended June 30, 2013 and 2012, were $118,000 and $158,000, respectively.  The Company withheld $124,000, and $161,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the six months ended June 30, 2013 and 2012, respectively.

There were no stock options granted in the second quarter of 2013.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.  For the three months ended June 30, 2013 and 2012, the Company recognized $98,000 and $98,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  For the six months ended June 30, 2013 and 2012, the Company recognized $193,000 and $196,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

There were no restricted stock units granted in the second quarter of 2013.

12.  Fair Value of Assets and Liabilities

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

Derivatives: Interest rate swap positions are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value.  Although the Bank has determined that the majority of inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June  30, 2013, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate swap positions and has determined that the they are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2013		December 31, 2012
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$107,485	$107,485	$154,813	$154,813

Level 2 inputs:
Investment securities	227,503	227,667	208,634	208,863
Accrued interest receivable	2,729	2,729	2,618	2,618
Interest rate contracts	137	137	-	-

Level 3 inputs:
Loans and loans held for sale, net	717,440	714,309	699,510	696,951
Purchased receivables, net	26,546	26,546	19,022	19,022

Financial liabilities:
Level 2 inputs:
Deposits	$958,932	$958,804	$970,129	$969,958
Securities sold under repurchase agreements	20,321	20,321	19,038	19,038
Borrowings	6,629	6,778	4,479	4,193
Junior subordinated debentures	18,558	16,057	18,558	18,590
Accrued interest payable	2,729	2,729	47	47
Interest rate contracts	137	137	-	-

Unrecognized financial instruments:
Commitments to extend credit[1]	$181,637	$1,816	$208,328	$2,083
Standby letters of credit[1]	5,852	59	22,132	221

1Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets
Available for sale securities
U.S. Treasury and government sponsored entities	$142,837	$-	$142,837	$-
Municipal securities	21,381	-	21,381	-
U.S. Agency mortgage-backed securities	30	-	30	-
Corporate bonds	55,981	-	55,981	-
Preferred stock	2,596	-	2,596	-
Total available for sale securities	$222,825	$-	$222,825	$-
Other assets (interest rate contracts)	137	-	137	-
Liabilities
Other liabilities (interest rate contracts)	$137	$-	$137	$-

December 31, 2012
Assets
Available for sale securities
U.S. Treasury and government sponsored entities	$124,414	$-	$124,414	$-
Municipal securities	21,728	-	21,728	-
U.S. Agency mortgage-backed securities	36	-	36	-
Corporate bonds	53,982	-	53,982	-
Preferred stock	3,758	-	3,758	-
Total available for sale securities	$203,918	$-	$203,918	$-

As of and for the six months ending June 30, 2013 and 2012, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
June 30, 2013
Loans measured for impairment[1]	$1,057	$-	$745	$312	$(371)
Other real estate owned[2]	426	-	-	426	88
Total	$1,483	$-	$745	$738	$(283)
June 30, 2012
Loans measured for impairment[1]	$4,008	$-	$2,920	$1,088	$(259)
Other real estate owned[2]	639	-	-	639	81
Total	$4,647	$-	$2,920	$1,727	$(178)

1Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP. The unobservable inputs for Level 3 impaired loans did not change between December 31, 2013 and June 30, 2013. The gain related to loans measured for impairment noted above result primarily from principal pay downs on impaired loans during the period.

2Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions. The Company took a weighted average discount of 13% on impaired other real estate owned classified as Level 3 assets.

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

Note Regarding Forward Looking-Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality.  Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.  In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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

Update on Economic Conditions

Management believes that economic activity in Alaska is improving, both as a reflection of the general economic recovery in the nation and from the newly passed legislation designed to boost oil and gas exploration and production.  According to the Alaska Economic Report & Alaska Legislative Digest’s Special Report of July 6, 2013, “Oil activity is now picking up.”  However, it appears most likely that a referendum to repeal this newly passed oil tax legislation will be placed on the ballot for voter consideration in 2014.

An Anchorage Daily News article on July 7, 2013 stated that construction activity in Anchorage is also picking up:  “Through May 31, the Municipality of Anchorage had received building permit applications for an estimated $302.8 million worth of work.  During the first five months of 2013, $240.9 million worth of building permits were applied for -- a 25 percent year-

over-year increase.  Since bottoming out in 2010 with $144.7 million in permit applications, Anchorage has seen steady growth.  The low figure in 2010 coincides with the lowest number of construction jobs statewide in the past decade.”

Highlights and Summary of Performance – Second Quarter of 2013

•	Diluted earnings per share in the second quarter of 2013 were $0.53, compared to $0.48 per diluted share in the quarter ended June 30, 2012.
•	Net interest income increased to $10.9 million in the second quarter of 2013, compared to $10.5 million in the quarter ended June 30, 2012.
•

Tangible book value was $20.25 per share at quarter end as compared to $19.67 per share at December 31, 2012.  Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding.  The GAAP measure of book value is total shareholders’ equity divided by the number of shares outstanding.  Book value per share was $21.48 at June 30, 2013, compared to $20.93 at December 31, 2012.

•	Asset quality improved slightly with nonperforming assets declining to $8.1 million, or 0.70% of total assets at June 30, 2013, compared to $9.1 million, or 0.78% of total assets at December 31, 2012.
•

The allowance for loan losses totaled 2.30% of gross loans at June 30, 2013, compared to 2.33% at December 31, 2012.  The allowance for loan losses to nonperforming loans increased to 431% at June 30, 2013, from 362% at December 31, 2012.

•

The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2013, of 15.65%, compared to 15.34% at December 31, 2012.  Tangible common equity to tangible assets was 11.40% at June 30, 2013, compared to 11.12% December 31, 2012.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 12.02% at June 30, 2013 as compared to 11.75% at December 31, 2012.

The Company reported net income and diluted earnings per share of $3.5 million and $0.53, respectively, for the second quarter of 2013 compared to net income and diluted earnings per share of $3.1 million and $0.48, respectively, for the second quarter of 2012. The Company reported net income and diluted earnings per share of $6.2 million and $0.94, respectively, year to date as of June 30, 2013 compared to net income and diluted earnings per share of $5.7 million and $0.87, respectively, for the same period in 2012. The increase in net income for both of these periods as compared to the second quarter of 2012 was primarily the result of an increase in net interest income and, to a lesser degree, a decrease in the provision for loan losses. These changes were only partially offset by increases in the provision for income taxes. Additionally, for the second quarter of 2013 as compared to the second quarter of 2012, there was a slight decrease in other operating expense and for the six-month period ending June 30, 2013, there was a decrease in other operating income.

The Company’s total assets increased by less than 1% at June 30, 2013 as compared to December 31, 2012, with increases in loans and investment securities available for sale which were only partially offset by decreases in interest bearing deposits in other banks and cash and due from banks. Net loans increased to $717.4 million at June 30, 2013 as compared to $699.5 million at December 31, 2012.

Credit Quality

Nonperforming assets:  Nonperforming assets at June 30, 2013 decreased $948,000, or 10% as compared to December 31, 2012. Nonaccrual loans decreased $698,000 and OREO decreased $250,000 at June 30, 2013 as compared to December 31, 2012.

The following table summarizes total OREO activity for the three and six-month periods ending June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Balance, beginning of the period	$4,516	$6,657	$4,543	$5,183
Transfers from loans, net	204	-	365	1,499
Investment in other real estate owned	-	1	-	18
Proceeds from the sale of other real estate owned	(433)	(149)	(634)	(199)
Gain on sale of other real estate owned, net	108	7	129	26
Deferred gain on sale of other real estate owned	(15)	13	(23)	2
Impairment on other real estate owned	(87)	(81)	(87)	(81)
Balance at end of period	$4,293	$6,448	$4,293	$6,448

Potential problem loans:  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  At June 30, 2013, management had identified potential problem loans of $8.4 million as compared to potential problem loans of $2.7 million at December 31, 2012.  The change in potential problem loans during this period is primarily due to the addition of six loans from four borrowers.  The largest additions to potential problem loans were two commercial loans totaling $1.8 million and one commercial real estate loan for $4.9 million to one borrower.  These additions were only partially offset by paydowns on existing potential problem loans.

Troubled debt restructurings (“TDRs”):  TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $6.2 million in loans classified as TDRs that were performing as of June 30, 2013.  Additionally, there were $2.9 million in TDRs included in nonaccrual loans at June 30, 2013 for a total of $9.1 million.  At December 31, 2012 there were $8.6 million in loans classified as TDRs that were performing and $3.5 million in TDRs included in nonaccrual loans for a total of $12.1 million.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the second quarter of 2013 increased $354,000, or 11%, to $3.5 million as compared to $3.1 million for the same period in 2012.  Net income attributable to Northrim BanCorp for the six months ended June 30, 2013 increased $452,000, or 8%, to $6.2 million as compared to $5.7 million for the same period in 2012.  These increases were primarily due to increases in net interest income.

Net Interest Income / Net Interest Margin

Net interest income for the second quarter of 2013 increased $433,000, or 4%, to $10.9 million as compared to $10.5 million for the second quarter in 2012.  Net interest income increased $641,000, or 3%, to $21.3 million, for the first six months of 2013 as compared to $20.7 million for the same period in 2012.  These increases arose from increases in interest income on loans and decreases in interest expense, which were partially offset by decreases in interest income on investment securities.  The increases in interest income on loans were due to increased average balances, which were partially offset by lower rates on loans, while the decreases in both interest income on investments and interest expense on deposits and borrowings were primarily the result of decreased interest rates.  The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 17 and 19 basis points to 4.34% and 4.33% for the three and six-month periods ending June 30, 2013 as compared to the same periods in 2012.

Average loans, the largest category of interest-earning assets, increased by $68.2 million, or 10% to $745.4 million in the three-month period ending June 30, 2013 and increased $57.9 million, or 9% to $731.2 million in the six-month period ending June 30, 2013, as compared to the same periods in 2012, respectively.  Average commercial loans, real estate term loans, and real estate construction loans increased while average consumer loans and loans held for sale decreased during these periods.  Total interest income from loans increased $429,000 for the second quarter of 2013 and increased $546,000 during the six-month period ending June 30, 2013 as compared to the same periods in 2012, respectively, due to increased average balances.  These increases  were only partially offset by the decrease in interest income from loans due to decreased yields.

Average investments increased 2% and 5% for the three and six-month periods ending June 30, 2013 as compared to the same periods in 2012.  Interest income from investments decreased 14% and 11% due to decreased average yields for the three and six-month periods ending June 30, 2013 as compared to the same periods in the prior year.

Average interest-bearing liabilities increased $18.1 million, or 3%, to $653.1 million during the second quarter of 2013 and increased $19.2 million, or 3%, to $649.3 million during the first six months of 2013 as compared to $634.9 million and $630 million, respectively, for the same periods in 2012.  These increases are primarily the result of increased average interest-bearing deposit balances.  In addition to this increase, the Company incurred a $2.2 million long term borrowing from the Federal Home Loan Bank of Seattle in the first quarter of 2013 to fund a loan to one borrower for the purpose of constructing a low-income housing project.

The average cost of interest-bearing liabilities decreased $116,000, or 1 basis point, and $284,000, or 10 basis points, for the three and six-month periods ending June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to declining market rates across all deposit types, and due to a change in the mix of deposits with a decrease in higher cost certificates of deposit and an increase in lower cost transaction accounts.

Components of Net Interest Margin

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three and six-month periods ending June 30, 2013 and 2012:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2013	2012	$	%	2013	2012	$	%	2013	2012	Change
Loans[1,2]	$745,357	$677,203	$68,154	10%	$10,734	$10,305	$429	4%	5.81%	6.15%	(0.34)%

Short-term investments	49,767	75,075	(25,308)	(34)%	46	63	(17)	(27)%	0.37%	0.33%	0.04%
Long-term investments	227,775	197,700	30,075	15%	660	755	(95)	(13)%	1.32%	1.72%	(0.40)%
Total investments	277,542	272,775	4,767	2%	706	818	(112)	(14)%	1.15%	1.35%	(0.20)%
Interest-earning assets	1,022,899	949,978	72,921	8%	11,440	11,123	317	3%	4.54%	4.77%	(0.23)%
Nonearning assets	123,021	114,569	8,452	7%
Total	$1,145,920	$1,064,547	$81,373	8%

Interest-bearing deposits	$610,784	$597,878	$12,906	2%	$312	$422	$(110)	(26)%	0.20%	0.28%	(0.08)%
Borrowings	42,296	37,066	5,230	14%	199	205	(6)	(3)%	1.88%	2.18%	(0.30)%
Total interest-bearing liabilities	653,080	634,944	18,136	3%	511	627	(116)	(19)%	0.38%	0.39%	(0.01)%
Demand deposits and other
noninterest-bearing liabilities	353,097	299,819	53,278	18%
Equity	139,743	129,784	9,959	8%
Total	$1,145,920	$1,064,547	$81,373	8%
Net interest income					$10,929	$10,496	$433	4%
Net tax equivalent margin on interest earning assets[3]									4.34%	4.51%	(0.17)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $783,000 and $663,000 in the second quarter of 2013 and 2012, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $4.2 million and $6.3 million in the second quarter of 2013 and 2012, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2013 and 2012.

	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2013	2012	$	%	2013	2012	$	%	2013	2012	Change
Loans[1,2]	$731,156	$673,199	$57,957	9%	$21,076	$20,530	$546	3%	5.84%	6.17%	(0.33)%

Short-term investments	61,742	59,059	2,683	5%	108	103	5	5%	0.35%	0.34%	0.01%
Long-term investments	221,004	209,796	11,208	5%	1,348	1,542	(194)	(13)%	1.39%	1.65%	(0.26)%
Total investments	282,746	268,855	13,891	5%	1,456	1,645	(189)	(11)%	1.17%	1.37%	(0.20)%
Interest-earning assets	1,013,902	942,054	71,848	8%	22,532	22,175	357	2%	4.54%	4.80%	(0.26)%
Nonearning assets	116,333	113,655	2,678	2%
Total	$1,130,235	$1,055,709	$74,526	7%

Interest-bearing deposits	$607,050	$592,271	$14,779	2%	$650	$906	$(256)	(28)%	0.22%	0.31%	(0.09)%
Borrowings	42,233	37,798	4,435	12%	391	419	(28)	(7)%	1.85%	2.18%	(0.33)%
Total interest-bearing liabilities	649,283	630,069	19,214	3%	1,041	1,325	(284)	(21)%	0.32%	0.42%	(0.10)%
Demand deposits and other
noninterest-bearing liabilities	342,129	297,078	45,051	15%
Equity	138,823	128,562	10,261	8%
Total	$1,130,235	$1,055,709	$74,526	7%
Net interest income					$21,491	$20,850	$641	3%
Net tax equivalent margin on earning assets[3]									4.33%	4.52%	(0.19)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $1.5 and $1.3 million in the six months ending June 30, 2013 and 2012, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $4.3 million and $6.5 million in the nine months ending June 30, 2013 and 2012, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2013 and 2012.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and six-month periods ending June 30, 2013 and 2012.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

(In Thousands)	Three months ended June 30, 2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$1,446	$(851)	$429
Long-term investments	180	(275)	(95)
Short-term investments	(26)	9	(17)
Total interest income	$1,600	$(1,117)	$317

Interest Expense:
Interest-bearing deposits	$9	$(121)	$(110)
Borrowings	28	(34)	(6)
Total interest expense	$37	$(155)	$(116)

	Six months ended June 30, 2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$1,474	$(928)	$546
Long-term investments	100	(294)	(194)
Short-term investments	3	2	5
Total interest income	$1,577	$(1,220)	$357

Interest Expense:
Interest-bearing deposits	$25	$(281)	$(256)
Borrowings	96	(124)	(28)
Total interest expense	$121	$(405)	$(284)

The provision for loan losses was zero and $89,000 for the second quarters of 2013 and 2012, respectively, and $150,000 and $178,000 for the six-month periods ending June 30, 2013 and 2012, respectively.  The decrease in the provision for loan losses in both periods is primarily the result of improved credit quality in the loan portfolio.  At June 30, 2013, the Allowance was $16.5 million, or 2.30% of total loans as compared to $16.4 million, or 2.33% of total loans at December 31, 2012.  Nonperforming loans compared to total portfolio loans decreased to 0.53% at June 30, 2013 from 0.64% at December 31, 2012, and the Allowance compared to nonperforming loans increased to 431% at June 30, 2013 from 362% at December 31, 2012.  See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the three-month period ending June 30, 2013 decreased $23,000, or 1%, to $3.7 million as compared to the same period in 2012.  This decrease is the result of a decrease of $177,000 in rental income and a decrease in gains on the sale of available for sale securities of $146,000. The decrease in rental income is the result of vacancies in leased space in the Company’s corporate office building as areas recently vacated by previous tenants are undergoing capital improvements.  The Company expects that this space will remain vacant for 2013 with new tenants leasing the space in 2014. These decreases during the second quarter of 2013 as compared to the same period a year ago were partially offset by an increase of $133,000 in equity in earnings from RML, the Company’s mortgage affiliate, due to increased new loan originations, a $56,000 increase in purchased receivable income from higher yields on these products, and a $43,000 increase in electronic banking income due to increased point of sale income.

Other operating income for the six-month period ending June 30, 2013 decreased $91,000, or 1%, to $6.8 million as compared to the same period in 2012. This decrease results from a decrease of $347,000 in rental income for the same reason as discussed above as compared to the same periods in 2012. This decrease was partially offset by an increase of $74,000 in equity in earnings from RML, a $46,000 increase in purchased receivable income, and a $64,000 increase in electronic banking income. These income items increased for the same reasons as discussed above for the changes for the second quarter. Additionally, both gains on the sale of securities and income from Company’s employee benefit plan services income increased by $45,000 each for the six-month period ending June 30, 2013 as compared to the same period a year ago.

Other Operating Expense

Other operating expense for the second quarter of 2013 increased $96,000, or 1%, to $9.4 million as compared to $9.3 million for the second quarter of 2012.  This increase was primarily due to an increase in salaries and benefits expense of $432,000 due to the hiring of new employees at higher salary levels and increases in salaries of existing employees. This increase was partially offset by the following decreases: a decrease of $115,000 in the reserve for purchased receivables due to a payoff on one account that was specifically reserved in the first quarter of 2013; a decrease of $106,000 in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased operating costs attributable to OREO properties; a decrease of $62,000 in occupancy expense which is primarily the result of lower rent expense due to the Company’s termination of a lease for additional office space in the fourth quarter of 2012; and a $41,000 decrease in equipment expense due to cost savings realized from leasing new ATMs. The Company’s ATMs were previously owned assets that were being depreciated.

Other operating expense for the first six months of 2013 was essentially flat as compared to the same period in 2012. The following are the significant changes in individual items that make up total other operating expense: an increase in salaries and benefits expense of $461,000 due to the hiring of new employees at higher salary levels and increases in salaries of existing employees; a decrease of $209,000 in OREO expense, net of rental income and gains on the sale of OREO properties; a decrease of $170,000 in occupancy expense; and a $57,000 decrease in equipment expense. The reasons for the changes in these expense items are the same as discussed above for the changes for the second quarter.

Income Taxes

The provision for income taxes for the three and six-month periods ending June 30, 2013 increased $84,000 and $148,000, or 5% and 6%, respectively, as compared to the same periods in 2012 due to increases in net income before the provision for income taxes.  The effective tax rate for the second quarter of 2013 and 2012 was 31% and 32%, respectively. The effective tax rate for the six-month periods ending June 30, 2013 and 2012 was 30% in each period.

Financial Condition

Balance Sheet Overview

Investment Securities

Investment securities at June 30, 2013 increased $18.9 million, or 9%, to $225.6 million from $206.7 million at December 31, 2012. This increase is primarily due to purchases of available for sale securities, which were only partially offset by sales, maturities and security calls.

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

The loan portfolio increased by $13.9 million, or 2%, to $718.26 million at June 30, 2013 from $704.2 million at December 31, 2012 primarily due to a higher level of commercial loans.  The following table details the changes in loan balances by loan type:

	June 30, 2013		December 31, 2012
	Dollar	Percent	Dollar	Percent
(Dollars In Thousands)	Amount	of Total	Amount	of Total
Commercial	$299,033	41.7%	$273,432	38.8%
Real estate construction one-to-four family	33,143	4.6%	32,573	4.6%
Real estate construction other	19,552	2.7%	21,061	3.0%
Real estate term owner occupied	78,189	10.9%	78,107	11.1%
Real estate term non-owner occupied	224,121	31.2%	234,643	33.3%
Real estate term other	32,751	4.6%	31,809	4.5%
Consumer secured by 1st deeds of trust	16,728	2.3%	17,714	2.5%
Consumer other	18,055	2.5%	18,305	2.6%
Subtotal	$721,572		$707,644
Less: Unearned origination fee,
net of origination costs	(3,415)	(0.5)%	(3,431)	(0.4)%
Total loans	$718,157		$704,213

Due to its efforts to capitalize on market opportunities, the Company expects its loan portfolio to continue to increase during 2013 mainly in the commercial and real estate term areas.

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

A specific allocation for impaired loans.  Management determined the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  As of June 30, 2013 and December 31, 2012, 38% and 35% of nonperforming loans, which totaled $3.8 million and $4.5 million, respectively, had partially charged off balances.

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

At June 30, 2013, the unallocated portion of the Allowance as a percentage of the total Allowance was 15%.  The unallocated portion of the Allowance as a percentage of the total Allowance was 12% at December 31, 2012

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$16,641	$16,288	$16,408	$16,503
Charge-offs:
Commercial	355	-	355	231
Real estate term owner occupied	-	127	-	273
Real estate term other	-	-	-	280
Consumer other	-	-	14	-
Total charge-offs	355	127	369	784
Recoveries:
Commercial	143	223	219	572
Real estate construction one-to-four family	18	-	36	-
Real estate construction other	78	12	78	12
Consumer other	3	5	6	9
Total recoveries	242	240	339	593
Net, (recoveries) charge-offs	113	(113)	30	191
Provision (benefit) for loan losses	-	89	150	178
Balance at end of period	$16,528	$16,490	$16,528	$16,490

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

Deposits

Deposits are the Company’s primary source of funds.  Total deposits decreased $11.2 million to $958.9 million at June 30, 2013, from $970.1 million at December 31, 2012.  Noninterest-bearing demand deposits at June 30, 2013, decreased 4% from December 31, 2012.  However, the Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at June 30, 2013 and December 31, 2012, respectively. Savings account balances at June 30, 2013 were up 7% as compared to December 31, 2012.  At the end of the second quarter of 2013, noninterest-bearing demand deposits accounted for 36% of total deposits, interest-bearing demand accounts were 14%, savings deposits were 10%, money market balances accounted for 19%, the Alaska CD accounted for 11% and time certificates were 10% of total deposits.    There were no depositors with deposits representing 10% or more of total deposits at June 30, 2013 and December 31, 2012.

Borrowings

At June 30, 2013, the Company’s maximum borrowing line from the FHLB was $160.1 million, approximately 14% of the Company’s assets.  The Company has an outstanding FHLB advance of $2.2 million as of June 30, 2013 that was originated in the first quarter of 2013.  The Company did not have any outstanding FHLB advances at December 31, 2012.  FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate of 3.12%.  This new FHLB borrowing has  an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.

The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million.  At June 30, 2013 and December 31, 2012, the outstanding balance on this loan was $4.4 million and $4.5 million, respectively.  This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

At June 30, 2013 and December 31, 2012, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee.  In addition to the $107.5 million of cash and due from banks and interest bearing deposits in other banks and $185 million in unpledged available for sale securities held at June 30, 2013, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $132.9 million as of June 30, 2013.

At June 30, 2013, $40.6 million in securities, or 18%, of the investment portfolio was pledged, as compared to $42.7 million, or 21%, at December 31, 2012.  As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $4.8 million for the first six months of 2013.  Net cash used by  investing activities was $42.3 million for the same period, primarily due to purchases of available for sale securities and increased loan balances during the period.  Net cash used by financing activities was $9.9 million, primarily due to a decrease in deposits.

The Company issued 2,318 shares of its common stock through the exercise of stock options in the second quarter of 2013 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.  At June 30, 2013, the Company had 6,515,414 shares of its common stock outstanding.

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

The requirements address both risk-based capital and leverage capital.  At June 30, 2013, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2013.

			Actual Ratio	Actual Ratio
	Adequately-	Well-	Northrim	Northrim
	Capitalized	Capitalized	BanCorp, Inc.	Bank
June 30, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.65%	14.06%
Total risk-based capital	8.00%	10.00%	16.91%	15.31%
Leverage ratio	4.00%	5.00%	13.28%	11.93%
December 31, 2012
Tier 1 risk-based capital	4.00%	6.00%	15.34%	13.87%
Total risk-based capital	8.00%	10.00%	16.60%	15.12%
Leverage ratio	4.00%	5.00%	12.99%	11.74%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  As of June 30, 2013 and December 31, 2012, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $187.5 million and $230.5 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

As of June 30, 2013,  the Company has capital commitments of $346,000 related to the planned improvements to the Company’s corporate office building.  The Company expects these capital expenditures to be incurred in the second half of 2013.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of June 30, 2013 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2013, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These risk factors have not materially changed as of June 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the three months ending June 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

NORTHRIM BANCORP, INC.

August 6, 2013	By: /s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

August 6, 2013	By: /s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)