Form 10-Q
period 2013-09-30
NORTHRIM BANCORP INC
filed 2013-11-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐  No  ☑

The number of shares of the issuer's Common Stock, par value $1 per share, outstanding at November 7, 2013 was 6,519,983.

PART I. FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS
Cash and due from banks	$34,686	$40,834
Interest bearing deposits in other banks	50,909	113,979

Investment securities available for sale	238,488	203,918
Investment securities held to maturity	2,745	2,749
Total portfolio investments	241,233	206,667

Investment in Federal Home Loan Bank stock	1,914	1,967

Loans held for sale	13,901	11,705
Loans	754,355	704,213
Allowance for loan losses	(16,528)	(16,408)
Net loans	751,728	699,510
Purchased receivables, net	13,801	19,022
Accrued interest receivable	2,762	2,618
Other real estate owned, net	3,698	4,543
Premises and equipment, net	28,194	27,908
Goodwill and intangible assets, net	7,994	8,170
Other assets	42,218	34,889
Total assets	$1,179,137	$1,160,107

LIABILITIES
Deposits:
Demand	$361,334	$361,167
Interest-bearing demand	134,955	146,262
Savings	93,717	87,241
Alaska CDs	106,228	101,165
Money market	182,227	181,598
Certificates of deposit less than $100,000	35,737	39,343
Certificates of deposit greater than $100,000	54,031	53,353
Total deposits	968,229	970,129
Securities sold under repurchase agreements	23,015	19,038
Borrowings	6,578	4,479
Junior subordinated debentures	18,558	18,558
Other liabilities	20,154	11,550
Total liabilities	1,036,534	1,023,754

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $1 par value, 10,000,000 shares authorized, 6,515,537 and 6,511,649 shares
issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,516	6,512
Additional paid-in capital	54,051	53,638
Retained earnings	81,293	74,742
Accumulated other comprehensive income	749	1,368
Total Northrim BanCorp shareholders' equity	142,609	136,260
Noncontrolling interest	(6)	93
Total shareholders' equity	142,603	136,353
Total liabilities and shareholders' equity	$1,179,137	$1,160,107

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012

Interest Income
Interest and fees on loans	$10,803	$10,416	$31,879	$30,946
Interest on investment securities available for sale	635	673	1,924	2,140
Interest on investment securities held to maturity	29	35	88	110
Interest on deposits in other banks	57	80	165	183
Total Interest Income	11,524	11,204	34,056	33,379

Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	502	611	1,543	1,936
Net Interest Income	11,022	10,593	32,513	31,443

Provision (benefit) for loan losses	(785)	(1,437)	(635)	(1,259)
Net Interest Income After Provision (Benefit) for Loan Losses	11,807	12,030	33,148	32,702

Other Operating Income
Purchased receivable income	757	826	2,227	2,250
Employee benefit plan income	541	609	1,742	1,765
Service charges on deposit accounts	549	536	1,613	1,673
Electronic banking income	567	520	1,607	1,496
Equity in earnings from RML	336	963	1,116	1,669
Gain on sale of securities	-	-	318	273
Rental income	26	196	81	594
Other income	467	507	1,380	1,369
Total Other Operating Income	3,243	4,157	10,084	11,089

Other Operating Expense
Salaries and other personnel expense	6,108	5,484	17,429	16,344
Occupancy expense	851	842	2,597	2,758
Marketing expense	473	436	1,365	1,308
Professional and outside services	479	427	1,137	1,103
Equipment expense	321	257	900	893
Software expense	257	304	789	825
Amortization of low income housing tax investments	240	231	732	693
Internet banking expense	207	171	580	528
Insurance expense	205	236	610	655
Reserve for (recovery from) purchased receivables	-	349	(31)	349
Intangible asset amortization expense	58	64	175	193
OREO expense, net rental income and gains on sale	(18)	249	(12)	464
Other operating expense	895	942	2,893	2,932
Total Other Operating Expense	10,076	9,992	29,164	29,045

Income Before Provision for Income Taxes	4,974	6,195	14,068	14,746
Provision for income taxes	1,510	1,991	4,235	4,568
Net Income	3,464	4,204	9,833	10,178
Less: Net income (loss) attributable to the noncontrolling interest	(10)	138	189	394
Net Income Attributable to Northrim BanCorp	$3,474	$4,066	$9,644	$9,784

Earnings Per Share, Basic	$0.53	$0.63	$1.48	$1.51
Earnings Per Share, Diluted	$0.53	$0.62	$1.46	$1.49
Weighted Average Shares Outstanding, Basic	6,515,455	6,471,572	6,514,441	6,469,673
Weighted Average Shares Outstanding, Diluted	6,607,201	6,570,772	6,594,482	6,570,287

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2013	2012	2013	2012

Net income	$3,464	$4,204	$9,833	$10,178
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$156	$757	$(763)	$2,220
Reclassification of net gains included in net income (net of tax expense of
$131,000 and $112,000 for the first nine months of 2013 and 2012, respectively)	-	-	(187)	(161)
Income tax benefit (expense) related to unrealized (losses) gains	(46)	(311)	331	(912)
Total other comprehensive income (loss)	110	446	(619)	1,147
Comprehensive income	3,574	4,650	9,214	11,325
Less: comprehensive income (loss) attributable to the noncontrolling interest	10	(138)	(189)	(394)
Total comprehensive income attributable to Northrim BanCorp	$3,584	$4,512	$9,025	$10,931

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Non-
	Number	Par	Paid-in	Retained	Comprehensive	controlling
(In Thousands)	of Shares	Value	Capital	Earnings	Income	Interest	Total

Balance as of January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435

Cash dividend declared	-	-	-	(3,673)	-	-	(3,673)
Stock based compensation expense	-	-	454	-	-	-	454
Exercise of stock options	45	45	(213)	-	-	-	(168)
Excess tax benefits from share-based payment arrangements	-	-	233	-	-	-	233
Distributions to noncontrolling interest	-	-	-	-	-	(471)	(471)
Other comprehensive income	-	-	-	-	1,085	-	1,085
Net income attributable to the noncontrolling interest	-	-	-	-	-	512	512
Net income attributable to Northrim BanCorp	-	-	-	12,946	-	-	12,946
Twelve Months Ended December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353

Cash dividend declared	-	-	-	(3,093)	-	-	(3,093)
Stock based compensation expense	-	-	391	-	-	-	391
Exercise of stock options	4	4	(9)	-	-	-	(5)
Excess tax benefits from share-based payment arrangements	-	-	31	-	-	-	31
Distributions to noncontrolling interest	-	-	-	-	-	(288)	(288)
Other comprehensive income (loss)	-	-	-	-	(619)	-	(619)
Net income attributable to the noncontrolling interest	-	-	-	-	-	189	189
Net income attributable to Northrim BanCorp	-	-	-	9,644	-	-	9,644
Nine Months Ended September 30, 2013	6,516	$6,516	$54,051	$81,293	$749	$(6)	$142,603

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In Thousands)	2013	2012

Operating Activities:
Net income	$9,833	$10,178
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(318)	(273)
Depreciation and amortization of premises and equipment	1,336	1,242
Amortization of software	137	137
Intangible asset amortization	175	193
Amortization of investment security premium, net of discount accretion	34	156
Deferred tax liability	(306)	(11)
Stock-based compensation	391	339
Excess tax benefits from share-based payments	(31)	(55)
Deferral of loan fees and costs, net	377	346
Provision (benefit) for loan losses	(635)	(1,259)
Reserve for (recovery from) purchased receivables	(31)	349
Purchases of loans held for sale	(125,497)	(185,673)
Proceeds from the sale of loans held for sale	123,301	176,204
(Gain) loss on sale of other real estate owned	(190)	18
Impairment on other real estate owned	70	173
Equity in undistributed earnings from mortgage affiliate	76	(320)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(144)	66
Proceeds from refund of prepaid FDIC premiums	3,405	-
(Increase) decrease in other assets	514	(506)
Increase (decrease) in other liabilities	(2,053)	2
Net Cash Provided by Operating Activities	10,444	1,306
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(94,679)	(63,491)
Proceeds from sales/maturities of securities available for sale	59,316	115,299
Proceeds from calls/maturities of securities held to maturity	-	1,065
Purchases of domestic certificates of deposit	(13,500)	(11,500)
Proceeds from maturities of domestic certificates of deposit	13,500	10,000
Proceeds from redemption of FHLB stock	53	18
Decrease in purchased receivables, net	5,252	6,534
Increase in loans, net	(50,129)	(26,866)
Proceeds from sale of other real estate owned	1,307	964
Investment in other real estate owned	-	(44)
(Increase) decrease in loan to Elliott Cove, net	(17)	110
Purchases of premises and equipment	(1,622)	(1,238)
Net Cash Provided (Used) by Investing Activities	(80,519)	30,851
Financing Activities:
(Decrease) increase in deposits	(1,900)	33,696
Increase in securities sold under repurchase agreements	3,977	6,275
Increase (decrease) in borrowings	2,099	(109)
Distributions to noncontrolling interest	(288)	(341)
Excess tax benefits from share-based payments	31	55
Cash dividends paid	(3,062)	(2,656)
Net Cash (Used) by Financing Activities	857	36,920

Net Increase (Decrease) in Cash and Cash Equivalents	(69,218)	69,077
Cash and Cash Equivalents at Beginning of Period	141,313	79,530
Cash and Cash Equivalents at End of Period	$72,095	$148,607
Supplemental Information:
Income taxes paid	$3,547	$5,077
Interest paid	$1,538	$1,940
Transfer of loans to other real estate owned	$365	$1,684
Loans made to facilitate sales of other real estate owned	$-	$300
Cash dividends declared but not paid	$31	$30

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.  The Company determined that it operates as a single operating segment.  Operating results for the interim period ended September 30, 2013, are not necessarily indicative of the results anticipated for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of September 30, 2013, the Company had two certificates of deposit totaling $13.5 million in another bank with original maturities greater than 90 days.  Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

4.  Investment Securities

The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$158,029	$168	$189	$158,008
Municipal securities	20,031	351	63	20,319
U.S. Agency mortgage-backed securities	26	1	-	27
Corporate bonds	56,161	987	18	57,130
Preferred stock	2,999	22	17	3,004
Total securities available for sale	$237,246	$1,529	$287	$238,488
Securities held to maturity
Municipal securities	$2,745	$150	$-	$2,895
Total securities held to maturity	$2,745	$150	$-	$2,895
December 31, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$123,959	$455	$-	$124,414
Municipal securities	21,124	613	9	21,728
U.S. Agency mortgage-backed securities	35	1	-	36
Corporate bonds	52,951	1,081	50	53,982
Preferred stock	3,524	234	-	3,758
Total securities available for sale	$201,593	$2,384	$59	$203,918
Securities held to maturity
Municipal securities	$2,749	$229	$-	$2,978
Total securities held to maturity	$2,749	$229	$-	$2,978

There were twenty three and six securities with unrealized losses as of September 30, 2013 and December 31, 2012, respectively, that have been in a loss position for less than twelve months.  There were no securities with unrealized losses as of September 30, 2013 and December 31, 2012 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2013, $45.8 million in securities, or 20%, of the investment portfolio was pledged, as compared to $42.7 million, or 20%, at December 31, 2012.  We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2013 December 31, 2012.

The amortized cost and fair values of debt securities at September 30, 2013, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield

US Treasury and government sponsored entities
Within 1 year	$45,112	$45,229	0.77%
1-5 years	112,917	112,779	0.56%
Total	$158,029	$158,008	0.62%

U.S. Agency mortgage-backed securities
1-5 years	$26	$27	4.45%
Total	$26	$27	4.45%

Corporate bonds
Within 1 year	$6,674	$6,703	1.43%
1-5 years	47,487	48,435	2.24%
5-10 years	2,000	1,992	1.08%
Total	$56,161	$57,130	2.10%

Preferred stock
Over 10 years	2,999	3,004	5.26%
Total	$2,999	$3,004	5.26%

Municipal securities
Within 1 year	$4,216	$4,234	2.27%
1-5 years	10,318	10,496	1.71%
5-10 years	8,242	8,484	4.80%
Total	$22,776	$23,214	2.93%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2013 and 2012, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2013
Available for sale securities	$22,013	$318	$-
2012
Available for sale securities	$30,424	$273	$-

A summary of interest income for the nine months ending September 30, 2013 and 2012 on available for sale investment securities is as follows:

(In Thousands)	2013	2012
US Treasury and government sponsored entities	$638	$755
U.S. Agency mortgage-backed securities	1	2
Other	856	954
Total taxable interest income	$1,495	$1,711

Municipal securities	$429	$429
Total tax-exempt interest income	429	429
Total	$1,924	$2,140

For the periods ending September 30, 2013 and December 31, 2012, we held Federal Home Loan Bank of Seattle (“FHLB”) stock with a book value approximately equal to its market value in the amount of $1.9 and $2.0 million, respectively. The Company evaluated its investment in FHLB stock for other-than-temporary impairment as of September 30, 2013, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the fact that the FHLB of Seattle recently began redeeming stock at par, the long-term nature of the investment, the liquidity position of the FHLB of Seattle, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss.

5.  Loans Held for Sale

From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”).  The Company then sells these loans in the secondary market.  The Company purchased $125.5 million and sold $123.3 million in loans during the nine-month period ending September 30, 2013.  The Company purchased $185.7 million and sold $176.2 million in loans during the nine-month period ending September 30, 2012.

6.  Loans

The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

September 30, 2013
AQR Pass	$296,308	$28,801	$26,118	$79,677	$234,131	$31,169	$16,201	$17,718	$730,123
AQR Special Mention	7,293	4,542	985	2,628	7,596	-	401	153	23,598
AQR Substandard	780	-	-	375	1,338	1,293	213	293	4,292
AQR Doubtful	150	-	-	-	-	-	-	-	150
AQR Loss	-	-	-	-	-	-	-	-	-
Subtotal	$304,531	$33,343	$27,103	$82,680	$243,065	$32,462	$16,815	$18,164	$758,163
Less: Unearned origination fees, net of origination costs									(3,808)
									$754,355

December 31, 2012
AQR Pass	$265,562	$28,780	$21,061	$73,985	$230,010	$28,304	$16,911	$17,817	$682,430
AQR Special Mention	6,064	1,282	-	2,522	2,546	126	620	238	13,398
AQR Substandard	1,597	2,511	-	1,600	2,087	3,379	183	250	11,607
AQR Doubtful	189	-	-	-	-	-	-	-	189
AQR Loss	20	-	-	-	-	-	-	-	20
Subtotal	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Less: Unearned origination fees, net of origination costs									(3,431)
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

Nonaccrual loans totaled $2.9 million and  $4.5 million at September 30, 2013 December 31, 2012, respectively.  Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	September 30, 2013	December 31, 2012
Commercial	$623	$1,214
Real estate construction one-to-four family	470	1,264
Real estate term owner occupied	92	-
Real estate term non-owner occupied	153	185
Real estate term other	1,137	1,451
Consumer secured by 1st deeds of trust	190	183
Consumer other	239	234
Total	$2,904	$4,531

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total

September 30, 2013
AQR Pass	$31	$-	$-	$470	$501	$729,622	$730,123
AQR Special Mention	-	-	-	-	-	23,598	23,598
AQR Substandard	-	-	-	2,284	2,284	2,008	4,292
AQR Doubtful	-	-	-	150	150	-	150
AQR Loss	-	-	-	-	-	-	-
Subtotal	$31	$-	$-	$2,904	$2,935	$755,228	$758,163
Less: Unearned origination fees, net of origination costs							(3,808)
							$754,355

December 31, 2012
AQR Pass	$401	$-	$-	$-	$401	$682,029	$682,430
AQR Special Mention	534	-	-	596	1,130	12,268	13,398
AQR Substandard	-	-	-	3,726	3,726	7,881	11,607
AQR Doubtful	-	-	-	189	189	-	189
AQR Loss	-	-	-	20	20	-	20
Subtotal	$935	$-	$-	$4,531	$5,466	$702,178	$707,644
Less: Unearned origination fees, net of origination costs							(3,431)
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

At September 30, 2013 and December 31, 2012, the recorded investment in loans that are considered to be impaired was $11.0 million and  $13.1 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2013
With no related allowance recorded
Commercial - AQR pass	$182	$182	$-
Commercial - AQR special mention	325	325	-
Commercial - AQR substandard	637	682	-
Real estate construction one-to-four family - AQR pass	470	470	-
Real estate construction one-to-four family - AQR special mention	353	353	-
Real estate construction other - AQR pass	1,998	1,998	-
Real estate construction other - AQR special mention	850	850	-
Real estate term owner occupied- AQR pass	515	515	-
Real estate term owner occupied- AQR special mention	913	913	-
Real estate term owner occupied- AQR substandard	375	375	-
Real estate term non-owner occupied- AQR pass	351	352	-
Real estate term non-owner occupied- AQR special mention	804	804	-
Real estate term non-owner occupied- AQR substandard	1,328	1,328	-
Real estate term other - AQR substandard	1,293	1,572	-
Consumer secured by 1st deeds of trust - AQR pass	89	89	-
Consumer other - AQR substandard	66	66	-
Subtotal	$10,549	$10,874	$-

With an allowance recorded
Commercial - AQR doubtful	$150	$150	$150
Real estate construction one-to-four family - AQR substandard	190	190	15
Consumer other - AQR substandard	158	240	19
Subtotal	$498	$580	$184

Total
Commercial - AQR pass	$182	$182	$-
Commercial - AQR special mention	325	325	-
Commercial - AQR substandard	637	682	-
Commercial - AQR doubtful	150	150	150
Real estate construction one-to-four family - AQR pass	470	470	-
Real estate construction one-to-four family - AQR special mention	353	353	-
Real estate construction one-to-four family - AQR substandard	190	190	15
Real estate construction other - AQR pass	1,998	1,998	-
Real estate construction other - AQR special mention	850	850	-
Real estate term owner-occupied - AQR pass	515	515	-
Real estate term owner-occupied - AQR special mention	913	913	-
Real estate term owner-occupied - AQR substandard	375	375	-
Real estate term non-owner occupied - AQR pass	351	352	-
Real estate term non-owner occupied - AQR special mention	804	804	-
Real estate term non-owner occupied - AQR substandard	1,328	1,328	-
Real estate term other - AQR substandard	1,293	1,572	-
Consumer secured by 1st deeds of trust - AQR pass	89	89	-
Consumer other - AQR substandard	224	306	19
Total Impaired Loans	$11,047	$11,454	$184

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	981	1,064	-
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Subtotal	$11,683	$12,207	$-

With an allowance recorded
Commercial - AQR substandard	$427	$427	$284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR doubtful	794	794	215
Subtotal	$1,410	$1,410	$659

Total
Commercial - AQR pass	$53	$53	$-
Commercial - AQR special mention	332	332	-
Commercial - AQR substandard	1,408	1,491	284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR special mention	470	470	-
Real estate construction one-to-four family - AQR doubtful	794	794	215
Real estate construction other - AQR pass	2,748	2,748	-
Real estate term owner occupied - AQR special mention	1,083	1,083	-
Real estate term non-owner occupied - AQR special mention	555	555	-
Real estate term non-owner occupied - AQR substandard	1,705	1,705	-
Real estate term other - AQR special mention	126	205	-
Real estate term other - AQR substandard	3,379	3,659	-
Consumer secured by 1st deeds of trust - AQR pass	93	93	-
Consumer other - AQR doubtful	158	240	-
Total Impaired Loans	$13,093	$13,617	$659

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$183	$4	$159	$2
Commercial - AQR special mention	327	8	330	6
Commercial - AQR substandard	646	5	735	4
Commercial - AQR doubtful	-	-	441	-
Real estate construction one-to-four family - AQR pass	470	-	-	-
Real estate construction one-to-four family - AQR special mention	353	-	-	-
Real estate construction other - AQR pass	2,123	-	2,787	-
Real estate construction other - AQR special mention	797	29	-	-
Real estate term owner occupied- AQR pass	517	12	-	-
Real estate term owner occupied- AQR special mention	917	19	527	11
Real estate term owner occupied- AQR substandard	380	6	-	-
Real estate term non-owner occupied - AQR pass	356	6	1,594	32
Real estate term non-owner occupied- AQR special mention	816	23	393	7
Real estate term non-owner occupied- AQR substandard	1,347	20	362	11
Real estate term other - AQR special mention	-	-	2,033	33
Real estate term other - AQR substandard	1,386	4	-	-
Consumer secured by 1st deeds of trust - AQR pass	90	1	94	1
Consumer other - AQR pass	-	-	172	2
Consumer other - AQR substandard	68	-	-	-
Subtotal	$10,776	$137	$9,627	$109
With an allowance recorded
Commercial - AQR pass	$-	$-	$83	$-
Commercial - AQR special mention	-	-	160	-
Commercial - AQR doubtful	255	-	201	-
Commercial - AQR loss	-	-	204	-
Real estate construction one-to-four family - AQR substandard	-	-	826	-
Real estate term other - AQR substandard	-	-	2,141	7
Consumer secured by 1st deed of trust - AQR pass	-	-	175	-
Consumer secured by 1st deed of trust - AQR substandard	192	-	-	-
Consumer other - AQR substandard	158	-	-	-
Subtotal	$605	$-	$3,790	$7
Total
Commercial - AQR pass	$183	$4	$242	$2
Commercial - AQR special mention	327	8	490	6
Commercial - AQR substandard	646	5	735	4
Commercial - AQR doubtful	255	-	642	-
Commercial - AQR loss	-	-	204	-
Real estate construction one-to-four family - AQR pass	470	-	-	-
Real estate construction one-to-four family - AQR special mention	353	-	-	-
Real estate construction one-to-four family - AQR substandard	-	-	826	-
Real estate construction other - AQR pass	2,123	-	2,787	-
Real estate construction other - AQR special mention	797	29	-	-
Real estate term owner-occupied - AQR pass	517	12	-	-
Real estate term owner-occupied - AQR special mention	917	19	527	11
Real estate term owner-occupied - AQR substandard	380	6	-	-
Real estate term non-owner occupied - AQR pass	356	6	1,594	32
Real estate term non-owner occupied - AQR special mention	816	23	393	7
Real estate term non-owner occupied - AQR substandard	1,347	20	362	11
Real estate term other - AQR special mention	-	-	2,033	33
Real estate term other - AQR substandard	1,386	4	2,141	7
Consumer secured by 1st deeds of trust - AQR pass	90	1	269	1
Consumer secured by 1st deeds of trust - AQR substandard	192	-	-	-
Consumer other - AQR pass	-	-	172	2
Consumer other - AQR substandard	226	-	-	-
Total Impaired Loans	$11,381	$137	$13,417	$116

Nine Months Ended September 30,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$123	$8	$226	$9
Commercial - AQR special mention	381	28	325	21
Commercial - AQR substandard	814	25	888	4
Commercial - AQR doubtful	-	-	543	-
Real estate construction one-to-four family - AQR pass	158	-	-	-
Real estate construction one-to-four family - AQR special mention	431	-	-	-
Real estate construction other - AQR pass	2,371	-	2,861	-
Real estate construction other - AQR special mention	269	29	-	-
Real estate term owner occupied- AQR pass	347	23	-	-
Real estate term owner occupied- AQR special mention	980	57	502	29
Real estate term owner occupied- AQR substandard	223	6	-	-
Real estate term owner occupied- AQR loss	134	-	-	-
Real estate term non-owner occupied- AQR pass	120	6	1,614	95
Real estate term non-owner occupied- AQR special mention	857	61	401	21
Real estate term non-owner occupied- AQR substandard	1,468	65	376	33
Real estate term other - AQR special mention	-	-	2,044	99
Real estate term other - AQR substandard	1,490	17	-	-
Consumer secured by 1st deeds of trust - AQR pass	91	4	95	4
Consumer secured by 1st deeds of trust - AQR special mention	28	1	-	-
Consumer other - AQR pass	-	-	179	5
Consumer other - AQR substandard	176	3	-	-
Subtotal	$10,461	$333	$10,054	$320

With an allowance recorded
Commercial - AQR pass	$-	$-	$86	$4
Commercial - AQR special mention	-	-	170	-
Commercial - AQR substandard	146	-	-	-
Commercial - AQR doubtful	86	-	205	-
Commercial - AQR loss	61	-	212	-
Real estate construction one-to-four family - AQR substandard	510	-	908	-
Real estate term other - AQR substandard	-	-	2,461	20
Consumer secured by 1st deeds of trust - AQR pass	-	-	176	-
Consumer secured by 1st deeds of trust - AQR substandard	195	-	-	-
Consumer other - AQR substandard	53	-	-	-
Subtotal	$1,051	$-	$4,218	$24

Total
Commercial - AQR pass	$123	$8	$312	$13
Commercial - AQR special mention	381	28	495	21
Commercial - AQR substandard	960	25	888	4
Commercial - AQR doubtful	86	-	748	-
Commercial - AQR loss	61	-	212	-
Real estate construction one-to-four family - AQR pass	158	-	-	-
Real estate construction one-to-four family - AQR special mention	431	-	-	-
Real estate construction one-to-four family - AQR substandard	510	-	908	-
Real estate construction other - AQR pass	2,371	-	2,861	-
Real estate construction other - AQR special mention	269	29	-	-
Real estate term owner-occupied - AQR pass	347	23	-	-
Real estate term owner-occupied - AQR special mention	980	57	502	29
Real estate term owner-occupied - AQR substandard	223	6	-	-
Real estate term owner-occupied - AQR loss	134	-	-	-
Real estate term non-owner occupied - AQR pass	120	6	1,614	95
Real estate term non-owner occupied - AQR special mention	857	61	401	21
Real estate term non-owner occupied - AQR substandard	1,468	65	376	33
Real estate term other - AQR special mention	-	-	2,044	99
Real estate term other - AQR substandard	1,490	17	2,461	20
Consumer secured by 1st deeds of trust - AQR pass	91	4	271	4
Consumer secured by 1st deeds of trust - AQR special mention	28	1	-	-
Consumer secured by 1st deeds of trust - AQR substandard	195	-	-	-
Consumer other - AQR pass	-	-	179	5
Consumer other - AQR substandard	229	3	-	-
Total Impaired Loans	$11,512	$333	$14,272	$344

Loans classified as troubled debt restructurings (“TDR”) totaled $8.9 million and $12.1 million  at  September 30, 2013 and December 31, 2012, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

The following table presents newly restructured loans that occurred during the  three months ended September 30, 2013.  There were no newly restructured loans in the first six months of 2013:

	Accrual	Nonaccrual	Total
(In Thousands)	Status	Status	Modifications
New Troubled Debt Restructurings
Real estate construction one-to-four family - AQR special mention	$353	$-	$353
Subtotal	$353	$-	$353

Existing Troubled Debt Restructurings	6,762	1,750	8,512
Total	$7,115	$1,750	$8,865

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2013 by concession (terms modified):

		September 30, 2013
	Number of	Rate	Term	Payment	Combination	Total
(In Thousands)	Contracts	Modification	Modification	Modification	Modification	Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate construction one-to-four family -
AQR special mention	1	$-	$-	$353	$-	$353
Total	1	$-	$-	$353	$-	$353

Post-Modification Outstanding Recorded Investment:
Real estate construction one-to-four family -
AQR special mention	1	$-	$-	$353	$-	$353
Total	1	$-	$-	$353	$-	$353

The loans in the following table are past due, and they are nonaccrual loans.  The following table presents TDRs that occurred during the twelve month periods ending September 30, 2013 and 2012, respectively, that subsequently defaulted during the nine-months ended September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
	Number		Number
(In Thousands)	of Contracts	Recorded Investment	of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR pass	-	$-	1	$125
Commercial - AQR substandard	-	-	1	123
Commercial - AQR doubtful	-	-	2	506
Real estate construction one-to-four family - AQR substandard	-	-	1	810
Real estate term non-owner occupied - AQR pass	-	-	1	864
Real estate term other - AQR substandard	2	1,137	-	-
Consumer secured by 1st deeds of trust - AQR pass	1	89	1	93
Total	3	$1,226	7	$2,521

AQR pass graded loans included above in the impaired loan data are loans classified as TDRs.  By definition, TDRs are considered impaired loans except in very rare circumstances.  All of the Company’s TDRs are included in impaired loans.  The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance.  There were no charge offs in the nine months ended September 30, 2013 on loans that were later classified as TDRs.    There were no TDRs with specific impairment at  September 30, 2013.

7.  Allowance for Loan Losses

The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2013
Balance, beginning of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Charge-Offs	(399)	-	-	-	-	-	-	-	-	(399)
Recoveries	675	18	-	-	489	-	-	2	-	1,184
Provision (benefit)	(359)	(256)	111	36	(242)	(13)	13	(14)	(61)	(785)
Balance, end of period	$6,297	$615	$418	$1,366	$4,074	$584	$345	$373	$2,456	$16,528
Balance, end of period:
Individually evaluated
for impairment	$150	$15	$-	$-	$-	$-	$-	$19	$-	$184
Balance, end of period:
Collectively evaluated
for impairment	$6,147	$600	$418	$1,366	$4,074	$584	$345	$354	$2,456	$16,344

2012
Balance, beginning of period	$7,186	849	$403	$1,289	3,529	575	428	$446	$1,785	$16,490
Charge-Offs	(30)	-	-	-	-	-	-	(39)	-	(69)
Recoveries	1,429	18	-	-	-	50	-	9	-	1,506
Provision (benefit)	(2,713)	160	(166)	37	303	(36)	(92)	97	973	(1,437)
Balance, end of period	$5,872	$1,027	$237	$1,326	$3,832	$589	$336	$513	$2,758	$16,490
Balance, end of period:
Individually evaluated
for impairment	$465	$230	$-	$-	$-	$34	$13	$-	$-	$742
Balance, end of period:
Collectively evaluated
for impairment	$5,407	$797	$237	$1,326	$3,832	$555	$323	$513	$2,758	$15,748

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
	(In Thousands)
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(754)	-	-	-	-	-	-	(14)	-	(768)
Recoveries	894	54	78	-	489	-	-	8	-	1,523
Provision (benefit)	(151)	(468)	14	(75)	(480)	45	1	(9)	488	(635)
Balance, end of period	$6,297	$615	$418	$1,366	$4,074	$584	$345	$373	$2,456	$16,528
Balance, end of period:
Individually evaluated
for impairment	$150	$15	$-	$-	$-	$-	$-	$19	$-	$184
Balance, end of period:
Collectively evaluated
for impairment	$6,147	$600	$418	$1,366	$4,074	$584	$345	$354	$2,456	$16,344

2012
Balance, beginning of period	$6,784	622	$521	$1,426	$3,421	$681	$402	$390	$2,256	$16,503
Charge-Offs	(260)	-	-	(274)	-	(280)	-	(39)	-	(853)
Recoveries	2,001	30	-	-	-	50	-	18	-	2,099
Provision (benefit)	(2,653)	375	(284)	174	411	138	(66)	144	502	(1,259)
Balance, end of period	$5,872	$1,027	$237	$1,326	$3,832	$589	$336	$513	$2,758	$16,490
Balance, end of period:
Individually evaluated
for impairment	$465	$230	$-	$-	$-	$34	$13	$-	$-	$742
Balance, end of period:
Collectively evaluated
for impairment	$5,407	$797	$237	$1,326	$3,832	$555	$323	$513	$2,758	$15,748

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total

September 30, 2013
Balance, end of period	$304,531	$33,343	$27,103	$82,680	$243,065	$32,462	$16,815	$18,164	$758,163
Balance, end of period:
Individually evaluated
for impairment	$1,294	$660	$2,848	$1,803	$2,483	$1,293	$89	$224	$10,694
Balance, end of period:
Collectively evaluated
for impairment	$303,237	$32,683	$24,255	$80,877	$240,582	$31,169	$16,726	$17,940	$747,469

December 31, 2012
Balance, end of period	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Balance, end of period:
Individually evaluated
for impairment	$2,452	$794	$2,748	$1,083	2,260	$3,505	93	$158	$13,093
Balance, end of period:
Collectively evaluated
for impairment	$270,980	$31,779	$18,313	$77,024	$232,383	$28,304	$17,621	$18,147	$694,551

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated

September 30, 2013
Individually evaluated for
impairment:
AQR Pass	$19	$-	$-	$-	$-	$-	$-	$19	$-	$-
AQR Substandard	15	-	-	-	-	-	-	15	-	-
AQR Doubtful	150	150	-	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	13,229	5,793	536	416	1,306	3,961	584	274	359	-
AQR Special Mention	634	339	79	2	60	112	-	36	6	-
AQR Substandard	25	15	-	-	-	1	-	1	8	-
AQR Doubtful	-	-	-	-	-	-	-	-	-	-
Unallocated	2,456	-	-	-	-	-	-	-	-	2,456
	$16,528	$6,297	$615	$418	$1,366	$4,074	$584	$345	$373	$2,456

December 31, 2012
Individually evaluated for
impairment:
AQR Substandard	$284	$284	$-	$-	$-	$-	$-	$-	$-	$-
AQR Doubtful	374	160	214	-	-	-	-	-	-	-
Collectively evaluated for
impairment:
AQR Pass	12,930	5,520	711	326	1,242	3,961	539	280	351	-
AQR Special Mention	490	321	16	-	51	34	-	56	12	-
AQR Substandard	362	23	88	-	148	70	-	8	25	-
Unallocated	1,968	-	-	-	-	-	-	-	-	1,968
	$16,408	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968

8.  Goodwill and Intangible Assets

The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There was no indication of impairment as of September 30, 2013.  The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  No assurance can be given that there will not be an impairment charge to earnings during 2013 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

9.  Deposit Activities

Total deposits at September 30, 2013 and December 31, 2012 were $968.2 million and  $970.1 million, respectively.  The only deposit category with stated maturity dates is certificates of deposit.  At September 30, 2013, the Company had $89.8 million in certificates of deposit as compared to certificates of deposit of $92.7 million at December 31, 2012.  At September 30, 2013, $60.7 million, or 68%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $67.7 million, or 73%, of total certificates of deposit at December 31, 2012.

10. Derivatives

The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate.  The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of our customer’s interest rate swap.   The Company has an agreement with its counterparty that contains a provision that provides that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government.  Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $20.4 million and zero at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the notional amount of interest rate swaps is made up of one $10.2 million variable to fixed rate swap to a commercial loan customer and one $10.2 million fixed to variable rate swap with a counterparty.  Changes in fair value from these two interest rate swaps offset each other in the third quarter of 2013.  Additionally, the Company recognized zero and $138,000 in fee income related to interest rate swaps in the three and nine month periods ending September 30, 2013, respectively, and did not recognize any fee income related to interest rate swaps in 2012.  Interest rate swap income is recorded in other income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2013 and December 31, 2012:

(In thousands)	Asset Derivatives
		September 30, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$123	$-

(In thousands)	Liability Derivatives
		September 30, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$123	$-

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

The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model.  For the quarters ended September 30, 2013 and 2012, the Company recognized $37,000 and $15,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2013 and 2012, the Company recognized $71,000 and $44,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.

Proceeds from the exercise of stock options in the three months ended September 30, 2013 and 2012, were $47,000 and $117,000, respectively.  The Company withheld $46,000 and $129,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended September 30, 2013 and 2012, respectively. Proceeds from the exercise of stock options in the nine months ended September 30, 2013 and 2012, were $165,000 and $275,000, respectively.  The Company withheld $170,000, and $290,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the nine months ended September 30, 2013 and 2012, respectively.

There were no stock options granted in the third quarter of 2013.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.  For the three months ended September 30, 2013 and 2012, the Company recognized $127,000 and $99,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  For the nine months ended September 30, 2013 and 2012, the Company recognized $320,000 and $295,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

There were no restricted stock units granted in the third quarter of 2013.

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

Interest Rate Contracts: Interest rate swap contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value.  Although the Bank has determined that the majority of inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September  30, 2013, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate swap positions and has determined that the they are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2013		December 31, 2012
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$85,595	$85,595	$154,813	$154,813

Level 2 inputs:
Investment securities	243,147	243,297	208,634	208,863
Accrued interest receivable	2,762	2,762	2,618	2,618
Interest rate contracts	123	123	-	-

Level 3 inputs:
Loans and loans held for sale, net	751,728	751,487	699,510	696,951
Purchased receivables, net	13,801	13,801	19,022	19,022

Financial liabilities:
Level 2 inputs:
Deposits	$968,229	$968,092	$970,129	$969,958
Securities sold under repurchase agreements	23,015	23,015	19,038	19,038
Borrowings	6,578	6,766	4,479	4,193
Junior subordinated debentures	18,558	15,909	18,558	18,590
Accrued interest payable	52	52	47	47
Interest rate contracts	123	123	-	-

Unrecognized financial instruments:
Commitments to extend credit[1]	$189,595	$1,896	$208,328	$2,083
Standby letters of credit[1]	7,477	75	22,132	221

1Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets
Available for sale securities
U.S. Treasury and government sponsored entities	$158,008	$-	$158,008	$-
Municipal securities	20,319	-	20,319	-
U.S. Agency mortgage-backed securities	27	-	27	-
Corporate bonds	57,130	-	57,130	-
Preferred stock	3,004	-	3,004	-
Total available for sale securities	$238,488	$-	$238,488	$-
Other assets (interest rate contracts)	123	-	123	-
Liabilities
Other liabilities (interest rate contracts)	$123	$-	$123	$-

December 31, 2012
Assets
Available for sale securities
U.S. Treasury and government sponsored entities	$124,414	$-	$124,414	$-
Municipal securities	21,728	-	21,728	-
U.S. Agency mortgage-backed securities	36	-	36	-
Corporate bonds	53,982	-	53,982	-
Preferred stock	3,758	-	3,758	-
Total available for sale securities	$203,918	$-	$203,918	$-

As of and for the nine months ending September 30, 2013 and 2012, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
September 30, 2013
Loans measured for impairment[1]	$498	$-	$-	$498	$(474)
Other real estate owned[2]	426	-	-	426	70
Total	$924	$-	$-	$924	$(404)
September 30, 2012
Loans measured for impairment[1]	$3,676	$-	$2,694	$982	$(439)
Other real estate owned[2]	694	-	-	694	173
Total	$4,370	$-	$2,694	$1,676	$(266)

1Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of collateral, in accordance with U.S. GAAP. The unobservable inputs for Level 3 impaired loans did not change between December 31, 2012 and September 30, 2013. The gains related to loans measured for impairment noted above result primarily from principal pay downs on impaired loans during the period.

2Relates to certain impaired other real estate owned. This impairment arose from an adjustment to the Company’s estimate of the fair market value of these properties based on changes in estimated costs to complete the projects and changes in market conditions. The Company took a weighted average discount of 16% on impaired other real estate owned classified as Level 3 assets.

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

Note Regarding Forward Looking-Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality and expand our market share or net interest margins.  Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.  In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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

Update on Economic Conditions

Alaska’s economy continued to grow in the third quarter with encouraging new investments in energy development on the North Slope and continued efforts to find transportation and market solutions for Alaska’s North Slope natural gas reserves.  The big three oil companies in the state, Exxon, Conoco-Phillips and British Petroleum have recently announced that they are investing billions of dollars into projects in the state.

Employment continues to grow in the private sector throughout the state, although jobs in the federal government are down and likely to fall further due to the budget issues going on in Washington D.C.  Recently the U. S. Air Force decided not to vacate Eielson Air Force Base, located outside of Fairbanks, and will leave the 354th Fighter Wing’s F-16s in place.

Highlights and Summary of Performance – Third Quarter of 2013

•	Diluted earnings per share in the third quarter of 2013 were $0.53, compared to $0.62 per diluted share in the quarter ended September 30, 2012.
•	Net interest income increased to $11.0 million in the third quarter of 2013, compared to $10.6 million in the quarter ended September 30, 2012.
•

Tangible book value was $20.66 per share at quarter end as compared to $19.67 per share at December 31, 2012.  Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value consists of total shareholders’ equity divided by the number of shares outstanding.  Book value per share was $21.89 at September 30, 2013, compared to $20.93 at December 31, 2012.

•	Average portfolio loans increased 11% to $735.1 million for the third quarter of 2013 as compared to $664.0 million for the third quarter of 2012.
•

Asset quality improved slightly with nonperforming assets declining to $6.6 million, or 0.56% of total assets at September 30, 2013, compared to $9.1 million, or 0.78% of total assets at December 31, 2012.

•

The allowance for loan losses totaled 2.19% of gross loans at September 30, 2013, compared to 2.33% at December 31, 2012.  The allowance for loan losses to nonperforming loans increased to 569% at September 30, 2013, from 362% at December 31, 2012.

•

The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2013, of 15.31%, compared to 15.34% at December 31, 2012.  Tangible common equity to tangible assets was 11.49% at September 30, 2013, compared to 11.12% December 31, 2012.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets.  Total equity to total assets was 12.09% at September 30, 2013 as compared to 11.75% at December 31, 2012.

The Company reported net income and diluted earnings per share of $3.5 million and $0.53, respectively, for the third quarter of 2013 compared to net income and diluted earnings per share of $4.1 million and $0.62, respectively, for the third quarter of 2012. The Company reported net income and diluted earnings per share of $9.6 million and $1.46, respectively, year-to-date as of September 30, 2013 compared to net income and diluted earnings per share of $9.8 million and $1.49, respectively, for the same period in 2012. The decrease in net income for both of these periods as compared to the same periods in 2012 was primarily the result of a decrease in other operating income and, to a lesser degree, an increase in the provision for loan losses. These changes were only partially offset by an increase in net interest income and a decrease in the provision for income taxes.

The Company’s total assets increased by 2% at September 30, 2013 as compared to December 31, 2012, with increases in loans and investment securities available for sale being partially offset by decreases in interest bearing deposits in other banks and cash and due from banks. Net loans increased to $751.7 million at September 30, 2013 as compared to $699.5 million at December 31, 2012

Credit Quality

Nonperforming assets:  Nonperforming assets at September 30, 2013 decreased $2.5 million, or 27% as compared to December 31, 2012. Nonaccrual loans decreased $1.6 million and OREO decreased $845,000 at September 30, 2013 as compared to December 31, 2012.

The following table summarizes total OREO activity for the three and nine-month periods ending September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance, beginning of the period	$4,293	$6,448	$4,543	$5,183
Transfers from loans, net	-	185	365	1,684
Investment in other real estate owned	-	26	-	44
Proceeds from the sale of other real estate owned	(673)	(765)	(1,307)	(964)
Gain on sale of other real estate owned, net	61	(44)	190	(18)
Deferred gain on sale of other real estate owned	-	8	(23)	10
Impairment on other real estate owned	17	(92)	(70)	(173)
Balance at end of period	$3,698	$5,766	$3,698	$5,766

Potential problem loans:  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  At September 30, 2013, management had identified potential problem loans of $7.6 million as compared to potential problem loans of $2.7 million at December 31, 2012.  The change in potential problem loans during this period is primarily due to the addition of eight loans from six borrowers and the removal of one loan that is classified as a TDR as of September 30, 2013.  The largest additions to potential problem loans were two commercial loans totaling $1.8 million and one commercial real estate loan for $4.9 million to one borrower.  These additions were only partially offset by paydowns on existing potential problem loans.

Troubled debt restructurings (“TDRs”):  TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $7.1 million in loans classified as TDRs that were performing as of September 30, 2013.  Additionally, there were $1.8 million in TDRs included in nonaccrual loans at September 30, 2013 for a total of $8.9 million.  At December 31, 2012 there were $8.6 million in loans classified as TDRs that were performing and $3.5 million in TDRs included in nonaccrual loans for a total of $12.1 million.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS

Income Statement

Net Income

Net income attributable to Northrim BanCorp for the third quarter of 2013 decreased $592,000, or 15%, to $3.5 million as compared to $4.1 million for the same period in 2012.  Net income attributable to Northrim BanCorp for the nine months ended September 30, 2013 decreased $140,000, or 1%, to $9.6 million as compared to $9.8 million for the same period in 2012.  These decreases were primarily due to  a decrease in other operating income and an increase in the provision for loan losses.

Net Interest Income / Net Interest Margin

Net interest income for the third quarter of 2013 increased $429,000, or 4%, to $11.0 million as compared to $10.6 million for the third quarter in 2012.  Net interest income increased $1.1 million, or 3%, to $32.5 million, for the first nine months of 2013 as compared to $31.4 million for the same period in 2012.  These increases mainly arose from increases in interest income on loans and decreases in interest expense, which were partially offset by decreases in interest income on investment securities.  The increases in interest income on loans were primarily due to increased average balances, which were partially offset by lower rates on loans, while the decreases in both interest income on investments and interest expense on deposits and borrowings were primarily the result of decreased interest rates.  The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 9 and 15 basis points to 4.24% and 4.30%, respectively, for the three and nine-month periods ending September 30, 2013 as compared to the same periods in 2012.

Average loans, the largest category of interest-earning assets, increased by $52.5 million, or 8% to $748.5 million in the three-month period ending September 30, 2013 and increased $56.1 million, or 8% to $737.0 million in the nine-month period ending September 30, 2013, as compared to the same periods in 2012.  Average commercial loans, real estate term loans, and real estate construction loans increased while average consumer loans and loans held for sale decreased during these periods.  Total interest income from loans increased $387,000 for the third quarter of 2013 and increased $933,000 during the nine-month period ending September 30, 2013 as compared to the same periods in 2012, respectively, mainly due to increased average balances.  These increases  were only partially offset by the decrease in interest income from loans due to decreased yields.

Average investments increased 2% and 4% for the three and nine-month periods ending September 30, 2013 as compared to the same periods in 2012.  Interest income from investments decreased 9% and 11% due to decreased average yields for the three and nine-month periods ending September 30, 2013 as compared to the same periods in the prior year.

Average interest-bearing liabilities increased $15.1 million and $17.8 million, or 2% and 3%, to $658.9 million and $652.5 million during the three and nine-month periods ending September 30,  2013 as compared to $643.8 million and $634.7 million, respectively, for the same periods in 2012.  These increases are primarily the result of increased average interest-bearing deposit balances.  In addition to this increase, the Company incurred a $2.2 million long term borrowing from the Federal Home Loan Bank of Seattle in the first quarter of 2013 to fund a loan to one borrower for the purpose of constructing a low-income housing project.

The average cost of interest-bearing liabilities decreased $109,000, or less than 1 basis point, and $393,000, or 10 basis points, for the three and nine-month periods ending September 30, 2013 as compared to the same periods in 2012 primarily due to declining market rates across all deposit types, and due to a change in the mix of deposits with a decrease in higher cost certificates of deposit and an increase in lower cost transaction accounts.

Components of Net Interest Margin

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three and nine-month periods ending September 30, 2013 and 2012:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2013	2012	$	%	2013	2012	$	%	2013	2012	Change
Loans[1,2]	$748,479	$695,968	$52,511	8%	$10,803	$10,416	$387	4%	5.76%	5.99%	(0.23)%

Short-term investments	66,477	100,287	(33,810)	(34)%	57	80	(23)	(29)%	0.34%	0.32%	0.02%
Long-term investments	230,665	190,917	39,748	21%	664	708	(44)	(6)%	1.31%	1.68%	(0.37)%
Total investments	297,142	291,204	5,938	2%	721	788	(67)	(9)%	1.08%	1.21%	(0.13)%
Interest-earning assets	1,045,621	987,172	58,449	6%	11,524	11,204	320	3%	4.43%	4.58%	(0.15)%
Nonearning assets	120,048	118,617	1,431	1%
Total	$1,165,669	$1,105,789	$59,880	5%

Interest-bearing deposits	$613,989	$604,860	$9,129	2%	$298	$408	$(110)	(27)%	0.19%	0.27%	(0.08)%
Borrowings	44,896	38,935	5,961	15%	204	203	1	0%	1.77%	2.03%	(0.26)%
Total interest-bearing liabilities	658,885	643,795	15,090	2%	502	611	(109)	(18)%	0.38%	0.38%	0.00%
Demand deposits and other
noninterest-bearing liabilities	365,283	329,650	35,633	11%
Equity	141,501	132,344	9,157	7%
Total	$1,165,669	$1,105,789	$59,880	5%
Net interest income					$11,022	$10,593	$429	4%
Net tax equivalent margin on interest earning assets[3]									4.24%	4.33%	(0.09)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $702,000 and $681,000 in the third quarter of 2013 and 2012, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $3.1 million and $5.4 million in the third quarter of 2013 and 2012, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2013 and 2012. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited.

	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2013	2012	$	%	2013	2012	$	%	2013	2012	Change
Loans[1,2]	$736,993	$680,845	$56,148	8%	$31,879	$30,946	$933	3%	5.81%	6.10%	(0.29)%

Short-term investments	63,338	72,901	(9,563)	(13)%	165	183	(18)	(10)%	0.34%	0.33%	0.01%
Long-term investments	224,260	203,457	20,803	10%	2,012	2,250	(238)	(11)%	1.36%	1.66%	(0.30)%
Total investments	287,598	276,358	11,240	4%	2,177	2,433	(256)	(11)%	1.14%	1.31%	(0.17)%
Interest-earning assets	1,024,591	957,203	67,388	7%	34,056	33,379	677	2%	4.50%	4.72%	(0.22)%
Nonearning assets	117,585	115,321	2,264	2%
Total	$1,142,176	$1,072,524	$69,652	6%

Interest-bearing deposits	$609,388	$596,498	$12,890	2%	$946	$1,315	$(369)	(28)%	0.21%	0.29%	(0.08)%
Borrowings	43,130	38,180	4,950	13%	597	621	(24)	(4)%	1.82%	2.13%	(0.31)%
Total interest-bearing liabilities	652,518	634,678	17,840	3%	1,543	1,936	(393)	(20)%	0.31%	0.41%	(0.10)%
Demand deposits and other
noninterest-bearing liabilities	349,932	308,014	41,918	14%
Equity	139,726	129,832	9,894	8%
Total	$1,142,176	$1,072,524	$69,652	6%
Net interest income					$32,513	$31,443	$1,070	3%
Net tax equivalent margin on earning assets[3]									4.30%	4.45%	(0.15)%
[1] Loan fees recognized during the period and included in the yield calculation totaled $2.2 million and $2.0 million in the nine months ending September 30, 2013 and 2012, respectively.
[2] Average nonaccrual loans included in the computation of the average loans were $3.9 million and $6.2 million in the nine months ending September 30, 2013 and 2012, respectively.
[3] Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2013 and 2012. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and nine-month periods ending September 30, 2013 and 2012.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

(In Thousands)	Three months ended September 30, 2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$831	$(444)	$387
Long-term investments	739	(783)	(44)
Short-term investments	(28)	5	(23)
Total interest income	$1,542	$(1,222)	$320

Interest Expense:
Interest-bearing deposits	$6	$(114)	$(110)
Borrowings	(6)	5	1
Total interest expense	$(0)	$(109)	$(109)

	Nine months ended September 30, 2013 vs. 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,377	$(1,444)	$933
Long-term investments	309	(547)	(238)
Short-term investments	(23)	5	(18)
Total interest income	$2,663	$(1,986)	$677

Interest Expense:
Interest-bearing deposits	$31	$(396)	$(369)
Borrowings	221	(249)	(24)
Total interest expense	$252	$(645)	$(393)

Provision for Loan Losses

The provision for loan losses was negative $785,000 and negative $1.4 million for the third quarters of 2013 and 2012, respectively, and negative $635,000 and negative $1.3 million for the nine-month periods ending September 30, 2013 and 2012, respectively.  The benefit in the provision for loan losses in both periods is primarily the result of decreased net recoveries as compared to the same periods in 2012.  Additionally, credit quality in the portfolio has increased significantly at September 30, 2013 as compared to September 30, 2012.  At September 30, 2013, the Allowance was $16.5 million, or 2.19% of total loans as compared to $16.4 million, or 2.30% of total loans at December 31, 2012.  Nonperforming loans compared to total portfolio loans decreased to 0.38% at September 30, 2013 from 0.64% at December 31, 2012, and the Allowance compared to nonperforming loans increased to 569% at September 30, 2013 from 362% at December 31, 2012.  See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income

Other operating income for the three-month period 2013 decreased $914,000, or 22%, to $3.2 million as compared to the same period in 2012.  This decrease is the result of a decrease of $627,000 in equity in earnings from RML, the Company’s mortgage affiliate, due to anticipated decreased new loan originations and a decrease of $170,000 in rental income. The decrease in rental income is the result of vacancies in leased space in the Company’s corporate office building as areas recently vacated by previous tenants are undergoing capital improvements.  The Company expects that this space will remain vacant for 2013 with new tenants leasing the space in 2014.

Other operating income for the nine-month period ending September 30, 2013 decreased $1.0 million, or 9%, to $10.1 million as compared to the same period in 2012. This decrease results from a decrease of $553,000 in equity in earnings from RML and a $513,000 decrease in rental income for the same reasons as discussed above as compared to the same periods in 2012.

These decreases were partially offset by an increase of $111,000 in electronic banking income due to increased point of sale income.

Other Operating Expense

Other operating expense for the third quarter of 2013 was essentially flat as compared to the same period in 2012. Salaries and benefits expense increased $624,000 due to the hiring of new employees at higher salary levels and increases in salaries of existing employees, including the addition of supervisors to rollout a new initiative, Enroll Alaska, at Northrim Benefits Group.  The Enroll Alaska initiative is working to bring insurance coverage under the Affordable Health Care Act to the approximately 20% of Alaska that are uninsured.  This increase was partially offset by a decrease of $349,000 in the reserve for purchased receivables due to the establishment of the reserve in the third quarter of 2012 and no increase in the reserve in the third quarter of 2013.  Additionally, there was adecrease of $267,000 in OREO expense, net of rental income and gains on the sale of OREO properties, which primarily resulted from decreased operating costs attributable to OREO properties.

Other operating expense for the first nine months of 2013 was also essentially flat as compared to the same period in 2012. The following are the significant changes in individual items that make up total other operating expense: an increase in salaries and benefits expense of $1.1 million due to the same reasons discussed above and an increase in group medical costs; a decrease of $476,000 in OREO expense, net of rental income and gains on the sale of OREO properties due to decreased operating expenses and increased gain on sales; and a decrease of $161,000 in occupancy expense which resulted from lower rent expense due to the Company’s termination of a lease for additional office space in the fourth quarter of 2012.

Income Taxes

The provision for income taxes for the three and nine-month periods ending September 30, 2013 decreased $481,000 and $333,000, or 24% and 7%, respectively, as compared to the same periods in 2012 due to decreases in net income before the provision for income taxes.  The effective tax rate for the third quarters of 2013 and 2012 was 30% and 32%, respectively. The effective tax rate for the nine-month periods ending September 30, 2013 and 2012 was 30% and 31%, respectively.

Financial Condition

Balance Sheet Overview

Investment Securities

Investment securities at September 30, 2013 increased $34.6 million, or 17%, to $241.2 million from $206.7 million at December 31, 2012. This increase was primarily due to purchases of available for sale securities, which were only partially offset by sales, maturities and security calls.

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

The loan portfolio increased by $50.1 million, or 7%, to $754.3 million at September 30, 2013 from $704.2 million at December 31, 2012 primarily due to  higher level of commercial loans.  The following table details the changes in loan balances by loan type:

	September 30, 2013		December 31, 2012
	Dollar	Percent	Dollar	Percent
(Dollars In Thousands)	Amount	of Total	Amount	of Total
Commercial	$304,531	40.4%	$273,432	38.8%
Real estate construction one-to-four family	33,343	4.4%	32,573	4.6%
Real estate construction other	27,103	3.6%	21,061	3.0%
Real estate term owner occupied	82,680	11.0%	78,107	11.1%
Real estate term non-owner occupied	243,065	32.2%	234,643	33.3%
Real estate term other	32,462	4.3%	31,809	4.5%
Consumer secured by 1st deeds of trust	16,815	2.2%	17,714	2.5%
Consumer other	18,164	2.4%	18,305	2.6%
Subtotal	$758,163		$707,644
Less: Unearned origination fee,
net of origination costs	(3,808)	(0.5)%	(3,431)	(0.4)%
Total loans	$754,355		$704,213

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

A specific allocation for impaired loans.  Management determined the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.  Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way.  As of September 30, 2013 and December 31, 2012,  42% and 35% of nonperforming loans, which totaled $2.9 million and $4.5 million, respectively, had partially charged-off balances.

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

At September 30, 2013, the unallocated portion of the Allowance as a percentage of the total Allowance was 15%.  The unallocated portion of the Allowance as a percentage of the total Allowance was 12% at December 31, 2012.

Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$16,528	$16,490	$16,408	$16,503
Charge-offs:
Commercial	399	30	754	260
Real estate term owner occupied	-	-	-	274
Real estate term other	-	-	-	280
Consumer other	-	39	14	39
Total charge-offs	399	69	768	853
Recoveries:
Commercial	675	1,429	894	2,001
Real estate construction one-to-four family	18	18	54	30
Real estate construction other	-	-	78	-
Real estate term non-owner occupied	489	-	489	-
Real estate term other	-	50	-	50
Consumer other	2	9	8	18
Total recoveries	1,184	1,506	1,523	2,099
Net, (recoveries) charge-offs	(785)	(1,437)	(755)	(1,246)
Provision (benefit) for loan losses	(785)	(1,437)	(635)	(1,259)
Balance at end of period	$16,528	$16,490	$16,528	$16,490

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

Deposits

Deposits are the Company’s primary source of funds.  Total deposits decreased $1.9 million to $968.2 million at September 30, 2013, from $970.1 million at December 31, 2012.  Noninterest-bearing demand deposits at September 30, 2013, were essentially unchanged from December 31, 2012.  However, the Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 91% and 90% of total deposits at September 30, 2013 and December 31, 2012, respectively. Savings account balances at September 30, 2013 were up 7% as compared to December 31, 2012.  At the end of the third quarter of 2013, noninterest-bearing demand deposits accounted for 37% of total deposits, interest-bearing demand accounts were 14%, savings deposits were 10%, money market balances accounted for 19%, the Alaska CD accounted for 11% and time certificates were 9% of total deposits.    There were no depositors with deposits representing 10% or more of total deposits at September 30, 2013 December 31, 2012.

Borrowings

At September 30, 2013, the Company’s maximum borrowing line from the FHLB was $130.6 million, approximately 11% of the Company’s assets.  The Company has an outstanding FHLB advance of $2.2 million as of September 30, 2013 that was originated in the first quarter of 2013.  The Company did not have any outstanding FHLB advances at December 31, 2012.  FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate of 3.12%.  This new FHLB borrowing has  an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.

The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million.  At September 30, 2013 and December 31, 2012, the outstanding balance on this loan was $4.4 million and $4.5 million, respectively.  This loan has a maturity date of April 1, 2014 and a fixed interest rate of 5.95%.

At September 30, 2013 and December 31, 2012, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Liquidity and Capital Resources

The Company manages its liquidity through its Asset and Liability Committee.  In addition to the $85.6 million of cash and due from banks and interest bearing deposits in other banks and $192.7 million in unpledged available for sale securities held at September 30, 2013, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $126.8 million as of September 30, 2013.

At September 30, 2013, $45.8 million in securities, or 19%, of the investment portfolio was pledged, as compared to $42.7 million, or 21%, at December 31, 2012.  As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $10.4 million for the first nine months of 2013.  Net cash used by investing activities was $80.5 million for the same period, primarily due to purchases of available for sale securities and increased loan balances during the period.  Net cash provided by financing activities was $857,000, primarily due to an increase in securities sold under repurchase agreements and increased borrowings.

The Company issued 123 shares of its common stock through the exercise of stock options in the third quarter of 2013 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program.  At September 30, 2013, the Company had 6,515,537 shares of its common stock outstanding.

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

The requirements address both risk-based capital and leverage capital.  At September 30, 2013, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2013.

			Actual Ratio	Actual Ratio
	Adequately-	Well-	Northrim	Northrim
	Capitalized	Capitalized	BanCorp, Inc.	Bank
September 30, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.31%	13.71%
Total risk-based capital	8.00%	10.00%	16.57%	14.96%
Leverage ratio	4.00%	5.00%	13.27%	11.89%
December 31, 2012
Tier 1 risk-based capital	4.00%	6.00%	15.34%	13.87%
Total risk-based capital	8.00%	10.00%	16.60%	15.12%
Leverage ratio	4.00%	5.00%	12.99%	11.74%

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

Off-Balance Sheet Items

The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  As of September 30, 2013 and December 31, 2012, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $197.1 million and $230.5 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Capital Expenditures and Commitments

At September 30, 2013 the Company has capital commitments of $813,000 related to the planned improvements to the Company’s corporate office building.  The Company expects these capital expenditures to be incurred in the second half of 2013.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of September 30, 2013 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2013, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These risk factors have not materially changed as of September 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c) There were no stock repurchases by the Company during the three months ending September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a) Not applicable

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s    board of directors.

ITEM 6.  EXHIBITS

31.1Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL Instance Document

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

NORTHRIM BANCORP, INC.

November 7, 2013	By: /s/ R. Marc Langland

R. Marc Langland
Chairman, President, and CEO
(Principal Executive Officer)

November 7, 2013	By: /s/ Joseph M. Schierhorn

Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)