Form 10-K
period 2013-12-31
NORTHRIM BANCORP INC
filed 2014-02-28
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(b) of the Act: N/A
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $147,934,042.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,537,652 shares of Common Stock, $1.00 par value, as of February 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 15, 2014, is incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: expected cost savings, synergies and other financial benefits from the proposed merger with Alaska Pacific Bancshares, Inc. (“Alaska Pacific”) might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; the requisite shareholder and regulatory approvals for the proposed merger might not be obtained; the ability of Northrim BanCorp, Inc. and Alaska Pacific to execute their respective business plans (including the proposed merger); the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
General
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.    The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.0 billion in total deposits and $1.2 billion in total assets at December 31, 2013.  Through our ten branches, we are accessible to approximately 70% of the Alaska population.
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

•
Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management LLC, (“ECCM”), an investment advisory services company in which we hold a 43%.  In the first quarter of 2006, through NISC, we purchased an  interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, in which we hold a 23%;

•	Northrim Capital Trust I (“NCTI”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company;

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company; and

•	Northrim Merger Sub, Inc., an entity that we formed in September 2013 to facilitate the proposed merger with Alaska Pacific Bancshares, Inc. (“Alaska Pacific”).
The Bank has two wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 24% interest in the profits and losses of a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has offices throughout Alaska.  RML also operates in real estate markets in the state of Washington through a joint venture.  In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.  In the fourth quarter of 2011, NCIC purchased an interest in Elliott Cove Insurance Agency LLC (“ECIA”); an insurance agency that offers annuity and other insurance products, which we now hold a 43% interest in; and

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
The Company’s geographical expansion has historically been limited to the Anchorage, Fairbanks and Matanuska-Susitna Valley regions of Alaska and, to a lesser extent, the Washington area through the operations of NFS.  While the Company continues to consider potential expansion of its branch network in these locations, we continue to consider expansion into additional geographic regions if appropriate opportunities are presented. On October 22, 2013, the Company announced the signing of a definitive agreement for the Company to acquire Alaska Pacific in a stock and cash transaction. Alaska Pacific is an Alaskan corporation and registered savings and loan holding company with two branches in Juneau, Alaska, which includes its headquarters, two branches in Ketchikan and one branch in Sitka, Alaska. Juneau, Ketchikan, and Sitka are cities located in Southeast Alaska. With its mix of core deposits and a loyal customer base, the Company believes that the acquisition of Alaska Pacific, will expand the Company's statewide network from our Interior and Southcentral base into Southeast Alaska.
In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated substantial resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio and to develop strategies to improve or collect our existing loans.  As a result of these efforts, the Company’s ratio of nonperforming assets to total assets has decreased to 0.35% at December 31, 2013, as compared to 0.78% and 1.16% at December 31, 2012 and 2011, respectively.  Improvements in the overall credit quality of the loan portfolio have had a direct and positive impact on net income through a reduction of the provision for loan losses and loan collection related costs, as well as decreased FDIC insurance costs.  Continued success in maintaining or further improving the credit quality of our loan portfolio is a significant aspect of the Company’s strategy for attaining sustainable, long-term market share growth to affect increased shareholder value.
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
We consider our relations with our employees to be satisfactory.  We had 269 full-time equivalent employees at December 31, 2013. None of our employees are covered by a collective bargaining agreement.
Products and Services
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, and the Matanuska-Susitna Valley.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Asset-based lending:  We provide short-term working capital to customers in the states of Washington and Oregon by purchasing their accounts receivable through NFS.  In 2014, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.
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

Other Services: In addition to our deposit and lending services, we offer our customers several 24-hour services:  Consumer Online Banking, Mobile Web and Text Banking, Business Online Banking, FinanceWorks™ powered by Quicken®, Online Statements, Visa Check Cards, Business Visa Check Cards, Cash Back Rewards, personalized checks and instantly issued debit cards at account opening, telebanking, faxed account statements, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9 a.m. to 6 p.m. for the lobby, and 8 a.m. to 7 p.m. for the drive-up, and Saturday 10 a.m. to 3 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, cash management programs to meet the specialized needs of business customers, and courier agents who pick up noncash deposits from business customers.
Other Services Provided through Affiliates:  The Company provides residential mortgages throughout Alaska, and to a lesser extent in the state of Washington via the Company’s ownership interest in RML.  We also sell and service employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In the fourth quarter of 2013, we launched the Enroll Alaska initiative, a division of NBG, which is working to bring insurance coverage under the Affordable Heath Care Act to uninsured Alaskans. The Company also offers annuity and other insurance products through ECIA, an insurance agency, and long term investment portfolios through ECCM, an investment advisory services company.  As of February 28, 2014, there are five Northrim Bank employees who are licensed as Investment Advisor Representatives and are actively selling the Elliott Cove investment products.  Finally, our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. However, approximately 44% of our loan portfolio at December 31, 2013 is attributable to 22 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Fairbanks, and the Matanuska-Susitna Valley.
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
The petroleum industry plays a significant role in the economy of Alaska.  According to the State of Alaska Department of Revenue, approximately 92% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry.  Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.  State revenues are sensitive to volatile oil prices and production levels have been in decline for over 20 years; however, high oil prices have been sustained for several years now, despite the global recession.  This has allowed the Alaska state government to continue to increase operating and capital budgets and add to its reserves. In its FY2015 budget though, the State of Alaska is preliminarily projecting a decrease in its operating and capital budgets due to declines in revenue caused by a continued decrease in oil production within the state.
The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects.  Several multi-billion dollar projects are progressing or can potentially advance in the near term.  Some of these projects include: a large diameter natural gas pipeline; related gas exploration at Point Thomson by ExxonMobil and partners; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Donlin mine; and energy development in the National Petroleum Reserve Alaska.  Because of their size, each of these projects faces tremendous challenges.  Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, then state revenues will continue to decline with falling oil production from older fields on the North Slope of Alaska.  The decline in state revenues will likely have a negative effect on Alaska’s economy.
Tourism is another major employment sector of the Alaska economy.  In the fall and winter period from October 1, 2012 to April 30, 2013, according to the State of Alaska’s Department of Commerce, revenue collected from bed taxes in Anchorage increased 5% compared to the same period in 2012.  Additionally, the Department of Commerce reported a 1% increase in people visiting the State of Alaska in the twelve month period ending April 30, 2013 as compared to the same period in 2012.
As in the last several years, Alaska's economy continues to be better than many other states in the nation, due largely to a natural resources based economy which continues to benefit from high commodity and energy prices.  According to the Treasury Division of Alaska Department of Revenue, as of December 31, 2013, Alaska's Statutory Budget Reserve Fund and Constitutional Budget Reserve are $4.7 billion and $12.2 billion, respectively.  As of December 31, 2013 the Permanent Fund had a balance of $49.4 billion, which pays an annual dividend to every Alaskan citizen.  According to a January 24, 2014 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 6.7% and 6.4%, respectively, in December 2013. The unemployment rate in Alaska has been lower than that of the United States since 2009, but prior to 2009 the unemployment rate in Alaska has historically been higher than the United States.
A material portion of our loans at December 31, 2013, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, and Fairbanks, Alaska.  Moreover, 10% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML, our mortgage real estate affiliate.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, and Fairbanks areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. In addition, at December 31, 2013, $300.3 million, or 39%, of our loan portfolio was represented by commercial loans in Alaska.  Commercial loans generally have greater risk than real estate loans.
Alaska’s residents are not subject to any state income or state sales taxes.  For the past 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $900 per eligible resident in 2013 for an aggregate distribution of approximately $576 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).
Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 41% share of total deposits held in banks and credit unions in these markets as of June 30, 2013.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share.  Currently, there are eight commercial banks operating in Alaska.  At June 30, 2013, the date of the most recently available information, Northrim Bank had approximately a 10% share of the Alaska commercial bank deposits, 16% in the Anchorage area, and 6% in Fairbanks.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2013, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of deposits
Northrim Bank	8	$837,002	16%
Wells Fargo Bank Alaska	14	2,730,985	53%
First National Bank Alaska	10	1,082,936	21%
Key Bank	4	523,040	10%
Total	36	$5,173,963	100%

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
The Company’s earnings and activities are affected, among other things, by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts.  For example, these include limitations on the ability of Northrim Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.
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
The Dodd-Frank Act significantly impacts Northrim Bank and its business and operations.  For example, the federal prohibition on paying interest on demand accounts (such as checking accounts) for businesses was eliminated, which could adversely impact Northrim Bank’s interest expense.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by Northrim Bank are now based on Northrim Bank’s total assets.  Other Dodd-Frank Act changes include: (i) tightened capital requirements for Northrim Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; (v) creation of a federal Consumer Financial Protection Bureau with broad authority to regulate consumer financial products and services; and (vi) restrictions and prohibitions on the ability of banking entities to engage in proprietary trading and to invest in or have certain relationships with hedge funds and private equity funds.
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

Bank holding companies, such as the Company, are subject to a variety of restrictions on the activities in which they can engage and the acquisitions they can make. The activities or acquisitions of bank holding companies, such as the Company, that are not financial holding companies, are limited to those which constitute banking, managing or controlling banks or which are closely related activities.  A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Nonbank acquisitions and activities of a bank holding company are also generally limited to the acquisition of up to 5% of the outstanding shares of any class of voting securities of a company and activities previously determined by the FRB by regulation or order to be closely related to banking, unless prior approval is obtained from the FRB.
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
There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries.  With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Northrim Bank, to their non-bank affiliates, such as the Company. In addition, new capital rules may affect the Company's ability to pay dividends.
Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank.  Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is permitted by the other state for state banks chartered by such other state.
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
Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, new capital rules may affect the Bank's ability to pay dividends.
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
Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Both the Company and Northrim Bank are required to satisfy minimum capital ratios.  Currently the minimum requirements are a total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 4.0% and a leverage ratio generally of 4.0%.  As of December 31, 2013, both the Company and Northrim Bank meet these requirements.
Under current prompt corrective action rules, which apply to Northrim Bank but not to the Company, a bank is: (i) ”well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any regulatory agreement, order or written directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the bank has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the bank has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the bank has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the bank’s tangible equity is equal or less than 2.0% of average quarterly tangible assets.  A bank may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  As of December 31, 2013, the FDIC categorized Northrim Bank as “well-capitalized” under the regulatory framework for prompt corrective action.
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
Management intends to maintain a Tier 1 risk-based capital ratio for Northrim Bank in excess of 10% in 2014, exceeding the FDIC’s current “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for Northrim Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on Northrim Bank’s financial statements nor are they included in its capital (although the Company did contribute to Northrim Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $18 million more in regulatory capital than Northrim Bank at December 31, 2013 and 2011, which explains most of the difference in the capital ratios for the two entities.
The FRB and the FDIC approved new capital rules in July 2013 that significantly amend existing capital rules for bank holding companies and banks. The new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. Although parts of the new rules apply only to large, complex financial institutions, substantial portions of the new rules apply to the Company and Northrim Bank.
The rules increase the requirements for certain existing capital ratios and implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and Northrim Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and Northrim Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and Northrim Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. The new rules also require the Company and Northrim Bank to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The prompt corrective action rules, which apply to Northrim Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for Northrim Bank to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ration, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.
The rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
The Company and Northrim Bank are generally required to begin compliance with the new capital rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA Patriot Act requires financial institutions, such as the Company and Northrim Bank, to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2013.
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

ITEM 1A.            RISK FACTORS
An investment in the Company’s common stock is subject to risks inherent to the Company’s business including those in connection with the proposed acquisition of Alaska Pacific.  The material risks and uncertainties that management believes affect the Company are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.
The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently.
The results of operations of the combined company and the market price of our common stock after the completion of the proposed merger with Alaska Pacific may be affected by factors different from those currently affecting the independent results of our operations.
If the conditions contained in the merger agreement are not met or waived the merger cannot be completed.
Even if the merger agreement is approved by the shareholders of Alaska Pacific, specified conditions must be satisfied or waived to complete the merger. These conditions are described in the merger agreement. We cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger may not be completed or will be delayed, which would result in the loss of some or all of the expected benefits of the merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.
Before the merger may be completed, the Company and Alaska Pacific must satisfy a number of conditions. These conditions include obtaining various regulatory approvals or consents, including from the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Alaska Division of Banking and Securities, the Federal Reserve Bank of San Francisco and various other bank regulatory and other authorities. In deciding whether to grant these approvals, the relevant governmental authorities will make a determination of whether, among other things, the merger is in the public interest. These regulatory entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect that any material conditions or changes would be imposed, there can be no assurance that they will not be. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on us following the merger.
Combining the two companies may be more difficult, costly or time-consuming than expected.
The Company and Alaska Pacific have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of the Company and Alaska Pacific. To realize these anticipated benefits, after the completion of the merger, we expect to integrate Alaska Pacific’s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which Alaska Pacific now operates, which could have an adverse effect on our financial results and the value of its common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Alaska Pacific to lose customers or cause customers to remove their accounts from Alaska Pacific and move their business to competing financial institutions. These integration matters could have an adverse effect on each of Alaska Pacific and the Company during this transition period and for an undetermined period after consummation of the merger.
Integrating Alaska Pacific may divert our management’s attention away from our operations.
Successful integration of the Company’s and Alaska Pacific’s operations and personnel will place an additional burden on our management and internal resources. This additional burden could lead to significant diversion of management attention and resources, which could lead to a decrease in our future operating results and thereby impact our share price.

We expect to incur significant costs associated with the merger.
We estimate that we have incurred or will incur significant transaction costs associated with the merger, a portion of which will be incurred whether or not the merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or subsequent quarters, to reflect costs associated with integrating the two banks. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.
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
In that regard, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010.  Among other provisions, the new legislation created a new Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, will lead to new capital requirements from federal banking agencies, places new limits on electronic debt card interchange fees, and requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are expected to increase the overall costs of regulatory compliance and limit certain sources of revenue.
Certain provisions of the new rules will have phase-in periods, including a 2.5% conservation buffer, which will be phased in beginning in 2013 and will take full effect on January 1, 2015. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently, these powers have been utilized more frequently due to the serious national economic conditions facing the financial system.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
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
In July 2012, the FRB and the FDIC announced the new capital rules, which would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Item 1 Business - Supervision and Regulation” the new rules create new and increased capital requirements for United States depositary institutions and their holding companies. The new rules include risk-based and leverage capital ratio requirements, which become effective on January 1, 2015. The new rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions will be effective January 1, 2015.
Although we currently cannot predict the specific impact and long-term affects that the new rules will have on us and the banking industry more generally, if these rules are adopted we may be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, and Fairbanks, areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

▪	Ineffective monetary policy could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition.
▪
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.

▪
Regulatory scrutiny of the industry could increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar.

▪	Further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit the ability of the Company to pursue growth and return profits to shareholders.
If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.
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
The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML.  A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans.  In 2014, the Company expects that its revenues from earnings from RML will be lower than 2013 because we expect earnings from RML to continue to decrease as refinance activity slows.  Declines in these areas may have a material adverse effect on our financial condition through a decline in interest income and loan fees.

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
Approximately 71% of the Bank’s loan portfolio at December 31, 2013 consisted of loans secured by commercial and residential real estate located in Alaska.  In recent years, the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans.  During 2008, we experienced a significant increase in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio.  Although non-performing assets have decreased over the past several years, we will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 49% of the Bank’s loan portfolio at December 31, 2013 consisted of commercial real estate loans.   Nationally, delinquencies in these types of portfolios have increased significantly in recent years.  While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2013, the Bank held $2.4 million of OREO properties, many of which relate to residential construction and land development loans.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.  Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks, areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2013, approximately 71% of the Bank’s loans are secured by real estate and 29% are for general commercial uses, including professional, retail, and small businesses, respectively.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
We conduct substantially all of our operations through Northrim Bank, our banking subsidiary; our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.
The Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from the Bank.  There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with us.  Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits and borrowings).  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.  All of those factors affect the Bank’s ability to pay dividends to the Company.
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
We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board and Chief Executive Officer of the Company; Joseph M. Beedle, our President and Chief Executive Officer of Northrim Bank; Joseph M. Schierhorn, our Executive Vice President, Chief Financial Officer and Chief Operating Officer; Steven L. Hartung, our Executive Vice President and Chief Credit Officer.  While we maintain keyman life insurance on the lives of Messrs. Beedle and Schierhorn in the amounts of $2 million and $1 million, respectively, we may not be able to timely replace Mr. Beedle or Mr. Schierhorn with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  Currently, we do not maintain keyman life insurance on the life of Messrs. Langland and Hartung.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ under the symbol, “NRIM.”  We are aware that large blocks of our stock are held in street name by brokerage firms.  At February 28, 2014, the number of shareholders of record of our common stock was 125.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2013:
	High	$23.01	$24.19	$27.49	$26.83
	Low	$21.44	$20.97	$22.58	$23.46
2012:
	High	$22.14	$22.15	$21.51	$22.85
	Low	$17.76	$20.43	$19.62	$20.06

In 2013, we paid cash dividends of $0.15 per share in the first and second quarters and $0.17 per share in the third and fourth quarters.  In 2012, we paid cash dividends of $0.13 per share in the first and second quarters and $0.15 per share in the third and fourth quarters.  Cash dividends totaled $4.2 million, $3.7 million, and $3.3 million in 2013, 2012, and 2011, respectively.  On February 20, 2014, the Board of Directors approved payment of a $0.17 per share dividend on March 21, 2014, to shareholders of record on March 13, 2014.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank.
Repurchase of Securities
The Company did not repurchase any of its common stock during the fourth quarter of 2013.
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2013. Additional information regarding the Company’s equity plans is presented in Note 19 of the Notes to Consolidated Financial Statements  included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	264,604	$16.56	74,247
Total	264,604	$16.56	74,247
[1] Includes 144,132 options awarded under previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2008, and ending December 31, 2013.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2008, and that all dividends were reinvested.

Total Return Performance
Index Value
0
50
100
150
200
250
300
350
Northrim BanCorp, Inc.
Russell 3000
SNL Bank $1B-$5B
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Northrim BanCorp, Inc.	100.00	168.91	198.34	184.54	245.12	291.90
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

ITEM 6.            SELECTED FINANCIAL DATA (1)

(In Thousands, Except Share Data)	2013	2012	2011	2010	2009
	(Unaudited)
Net interest income	$44,034	$42,223	$42,364	$44,213	$46,421
Provision (benefit) for loan losses	(635)	(1,559)	1,999	5,583	7,066
Other operating income	12,886	15,432	13,090	12,377	13,084
Other operating expense	39,866	39,600	36,755	37,624	41,357
Income before provision for income taxes	$17,689	$19,614	$16,700	$13,383	$11,082
Provision for income taxes	5,277	6,156	4,873	3,918	2,967
Net Income	12,412	13,458	11,827	9,465	8,115
Less: Net income attributable to
noncontrolling interest	87	512	429	399	388
Net income attributable to Northrim Bancorp	$12,325	$12,946	$11,398	$9,066	$7,727
Earnings per share:
Basic	$1.89	$2.00	$1.77	$1.42	$1.22
Diluted	1.87	1.97	1.74	1.40	1.20
Cash dividends per share	0.64	0.56	0.50	0.44	0.40
Assets	$1,215,006	$1,160,107	$1,085,258	$1,054,529	$1,003,029
Portfolio loans	770,016	704,213	645,562	671,812	655,039
Deposits	1,003,723	970,129	911,248	892,136	853,108
Borrowings	6,527	4,479	4,626	4,766	4,897
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders' equity	144,318	136,353	125,435	117,122	111,020
Book value per share	$22.07	$20.94	$19.40	$18.22	$17.42
Tangible book value per share(2)	$20.86	$19.69	$18.09	$16.87	$16.01
Net interest margin (tax equivalent)(3)	4.29%	4.40%	4.59%	4.92%	5.33%
Efficiency ratio(4)	69.64%	68.25%	65.78%	65.96%	68.96%
Return on assets	1.07%	1.19%	1.09%	0.90%	0.79%
Return on equity	8.75%	9.85%	9.34%	7.87%	7.08%
Equity/assets	11.88%	11.75%	11.56%	11.11%	11.07%
Dividend payout ratio	34.18%	28.39%	28.67%	31.41%	33.18%
Nonperforming loans/portfolio loans	0.24%	0.64%	1.14%	1.70%	2.10%
Net charge-offs (recoveries)/average loans	(0.07)%	(0.21)%	(0.01)%	0.66%	1.00%
Allowance for loan losses/portfolio loans	2.11%	2.33%	2.56%	2.14%	2.00%
Nonperforming assets/assets	0.35%	0.78%	1.16%	2.07%	3.10%
Effective tax rate	30%	31%	29%	29%	27%
Number of banking offices	10	10	10	10	11
Number of employees (FTE)(5)	269	252	269	276	303
1 These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

2Tangible book value per share is a non-GAAP ratio defined as shareholders’ equity, less intangible assets, divided by common shares outstanding. Management believes that tangible book value is a useful measurement of the value of the Company’s equity because if excludes the effect of tangible assets on the Company’s equity.  See reconciliation to comparable GAAP measurement below.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in all years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to comparable GAAP measurement below.

4In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement.  Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency.  The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income.  Other companies may define or calculate this data differently.  For additional information see the "Other Operating Expense" section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.  See reconciliation to comparable GAAP measurement below.
5FTE includes employees of the Bank and NBG.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2013	2012	2011	2010	2009
Total shareholders' equity	$144,318	$136,353	$125,435	$117,122	$111,020
Divided by common shares outstanding	6,537,652	6,511,649	6,466,763	6,427,237	6,371,455
Book value per share	$22.07	$20.94	$19.40	$18.22	$17.42

(In thousands, except per share data)	2013	2012	2011	2010	2009
Total shareholders' equity	$144,318	$136,353	$125,435	$117,122	$111,020
Less: goodwill and intangible assets, net	7,942	8,170	8,421	8,697	8,996
	$136,376	$128,183	$117,014	$108,425	$102,024
Divided by common shares outstanding	6,537,652	6,511,649	6,466,763	6,427,237	6,371,455
Tangible book value per share	$20.86	$19.69	$18.09	$16.87	$16.01

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2013	2012	2011	2010	2009
Net interest income(5)	$44,034	$42,223	$42,364	$44,213	$46,421
Divided by average interest-bearing assets	1,041,268	973,741	934,732	904,168	876,101
Net interest margin	4.23%	4.34%	4.53%	4.89%	5.30%

(In Thousands)	2013	2012	2011	2010	2009
Net interest income(5)	$44,034	$42,223	$42,364	$44,213	$46,421
Plus: reduction in tax expense related to
tax-exempt interest income	585	626	580	315	300
	$44,619	$42,849	$42,944	$44,528	$46,721
Divided by average interest-bearing assets	1,041,268	973,741	934,732	904,168	876,101
Tax-equivalent net interest margin	4.29%	4.40%	4.59%	4.92%	5.33%

Calculation of efficiency ratio

(In Thousands)	2013	2012	2011	2010	2009
Net interest income(5)	$44,034	$42,223	$42,364	$44,213	$46,421
Other operating income	12,886	15,432	13,090	12,377	13,084
Total revenue	56,920	57,655	55,454	56,590	59,505
Other operating expense	39,866	39,600	36,755	37,624	41,357
Less intangible asset amortization	228	252	275	299	323
Adjusted other operating expense	$39,638	$39,348	$36,480	$37,325	$41,034
Efficiency ratio	69.64%	68.25%	65.78%	65.96%	68.96%

5Amount represents net interest income before provision for loan losses.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2013,  2012, and 2011 included elsewhere in this report.
This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”
Executive Overview
The Company’s net income decreased 5% to $12.3 million or $1.87 per diluted share for the year ended December 31, 2013, from $12.9 million, or $1.97 per diluted share, for the year ended December 31, 2012, reflecting a decrease in other operating income and a decrease in the benefit from negative provisions for loan losses which was partially offset by an increase in net interest income.
Other operating income, which includes revenues from RML and other financial services affiliates, purchased receivable income, service charges, and electronic banking contributed 23% to annual 2013 revenues, compared to a  contribution of 27% to annual 2012 revenues. Other operating income decreased $2.5 million, or 16%, in 2013 to $12.9 million from $15.4 million in 2012 primarily due to a decline in mortgage originations at the Company's residential mortgage affiliate and decreased rental income from the Company's headquarter building.
Our benefit from a negative provision for loan losses in 2013 decreased by $924,000, or 59%, to a benefit of $635,000 from a benefit of $1.6 million in 2012 as we experienced net recoveries of $509,000 in 2013 as compared to net recoveries of $1.5 million in 2012.  In addition, our nonperforming loans at December 31, 2013 decreased by $2.7 million, or 60%, from $4.5 million at December 31, 2012 to $1.8 million at December 31, 2013.
Other operating expenses in 2013 remained fairly consistent with 2012 with an increase of $266,000, or 1% to $39.9 million from $39.6 million in 2012 primarily due to increased salaries and benefits costs.  These increases were partially offset by decreased OREO expense.
The Company’s total assets grew 5% to $1.22 billion at December 31, 2013 as compared to $1.16 billion at December 31, 2012, primarily as a result of increases in loans and available for sale investment securities offsetting reductions in cash and interest bearing deposits in other banks.    Year-to-date average loans were up 10% year over year at $734.4 million for 2013 as compared to $668.0 million in 2012.

Nonperforming assets decreased by 54% year-over-year to $4.2 million at December 31, 2013 or 0.35% of total assets, compared to $9.1 million or 0.78% of total assets at December 31, 2012.
The allowance for loan losses (“Allowance”) totaled 2.11% of total portfolio loans at December 31, 2013, compared to 2.33% at December 31, 2012.  The Allowance compared to nonperforming loans increased to 897% at December 31, 2013 from 362% at December 31, 2012.
The cash dividend paid on in the fourth quarter of 2013, rose 13% to $0.17 per diluted share from $0.15 per diluted share paid in the fourth quarter of 2012.
The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 15.35% at December 31, 2013 as compared to 15.34% a year ago.  The Company’s tangible common equity to tangible assets at year end 2013 was 11.30%, up from 11.13% at year-end 2012.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 11.88% at December 31, 2013 as compared to 11.75% at December 31, 2012.

Reconciliation of total shareholders’  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2013	2012	2011	2010	2009
Total shareholders' equity	$144,318	$136,353	$125,435	$117,122	$111,020
Less: goodwill and other intangible assets, net	7,942	8,170	8,421	8,697	8,996
Tangible common shareholders' equity	$136,376	$128,183	$117,014	$108,425	$102,024
Total assets	$1,215,006	$1,160,107	$1,085,258	$1,054,529	$1,003,029
Less: goodwill and other intangible assets, net	7,942	8,170	8,421	8,697	8,996
Tangible assets	$1,207,064	$1,151,937	$1,076,837	$1,045,832	$994,033
Tangible common equity ratio	11.30%	11.12%	10.86%	10.37%	10.26%
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
The Company then estimates a general allocated allowance for all other loans that were not impaired as of the balance sheet date using a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors applied to segments and classes of loans not considered impaired for purposes of establishing the allocated portion of the general reserve of the Allowance.  The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes; pass, special mention, substandard, doubtful and loss.  After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average five year loss history for each segment and class.  This general reserve is then adjusted for qualitative factors, by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include loan quality trends in our own portfolio, the degree of concentrations of large borrowers in our loan portfolio, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.
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
Under current guidance, the Company has the option to first assess qualitative factors to determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount.  If, using the qualitative assessment described above, it is determined that it is more likely than not that the carrying value exceeds the fair value of the Company, then we must move on to a more comprehensive goodwill impairment analysis.
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
The second step involves calculating an implied fair value of goodwill for each reporting unit when the first step indicated impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill in the “proforma” business combination accounting as described above exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.
The Company performed its annual goodwill impairment testing at December 31, 2013 and 2012 in accordance with the policy described in Note 1 to the financial statements.  At December 31, 2013, the Company performed its annual impairment test by applying the qualitative assessment described above. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing net income as compared to historical trends, the Company's favorable budget-to-actual results of operations; the Company’s decreasing historical trend in, and current level of nonperforming assets; results of regulatory examinations; peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the Company's trend of decreasing net interest margin, decreased income from our mortgage affiliate, and, while there has been a recovery in recent years, the general decline in stock prices for financial institutions as compared to pre-2008 stock prices. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2013 and that no potential impairment existed at that time.
The Company continues to monitor goodwill for potential impairment on an ongoing basis.  No assurance can be given that we will not charge earnings during 2014 for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.
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

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through purchased receivables products, earnings from our mortgage affiliate, sales of employee benefit plans, service charges and fees, electronic banking income, and rental income.  Our operating expenses consist in large part of salaries and other personnel, occupancy, marketing, professional and outside services, equipment expense, software expense, and expenses related to OREO.  Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income of $12.3 million in 2013, compared to net income of $12.9 million in 2012, and $11.4 million in 2011.  During these periods, net income per diluted share was $1.87, $1.97, and $1.74, respectively.  The decrease in net income in 2013 was primarily due to a decrease in other operating income of $2.5 million and an increase in the provision for loan losses of $924,000 which was partially offset by an increase of $1.8 million in net interest income and a decrease of $879,000 in income taxes in 2013 as compared to 2012. The increase in net income in 2012 was primarily due to a decrease in the provision for loan losses of $3.6 million and an increase in other operating income of $2.3 million, being partially offset by an increase of $2.8 million in other operating expenses and an increase of $1.3 million in income taxes in 2012 as compared to 2011.
Net Interest Income  / Net Interest Margin
Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2013 was $44.0 million, compared to $42.2 million in 2012 and $42.4 million in 2011.  The increase in 2013 as compared to 2012 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, which was only partially offset by decreased average yields on loans and long-term investments. The decrease in 2012 as compared to 2011 was primarily due to lower yields on loans and long-

term investments which were only partially offset by decreased interest expense from lower average interest rates on deposits and increased interest income from higher average loan balances.
Changes in net interest income result from changes in volume and spread, which in turn affect our margin.  For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets.  Changes in net interest income are influenced by yields and the level and relative mix of interest-earning assets and interest-bearing liabilities.
During the fiscal years ended December 31, 2013, 2012, and 2011, net interest margins were 4.23%, 4.34%, and 4.53%, respectively. The decreases in the net interest margin in 2013 as compared to 2012 and in 2012 as compared to 2011 reflect continued margin compression arising from pressure on loan yields as customers refinance their loans at today’s historically low interest rates, and continued decreases in yields on long-term investments. The average cost of interest-bearing liabilities also decreased in all periods, but only enough to partially offset the decrease in the average yield on interest-earning assets. While the overall net interest margin decreased in 2013, the increase in the average outstanding balance of interest-earning loans offset the effect of decreased yields in this asset class for the first time since 2008 when the average yield on loans first started to decline. The Company intends to continue to implement strategies designed to grow our loan portfolio, while actively managing non-performing assets, to offset the negative effect that today's historically low interest rates have on our net interest margin.
The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2013			2012			2011
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$745,828	$43,137	5.78%	$687,853	$41,515	6.04%	$653,820	$42,391	6.48%
Long-term Investments	229,807	2,714	1.18%	200,600	2,935	1.46%	207,603	3,309	1.59%
Short-term investments	65,633	223	0.34%	85,288	278	0.33%	73,309	208	0.28%
Total interest-earning assets	$1,041,268	$46,074	4.42%	$973,741	$44,728	4.59%	$934,732	$45,908	4.91%
Noninterest-earning assets	115,232			114,678			113,964
Total	$1,156,500			$1,088,419			$1,048,696
Interest-bearing deposits	$613,745	$1,241	0.20%	$597,445	$1,682	0.28%	$589,163	$2,726	0.46%
Borrowings	44,142	799	1.81%	39,596	823	2.08%	37,365	818	2.19%
Total interest-bearing liabilities	$657,887	$2,040	0.31%	$637,041	$2,505	0.39%	$626,528	$3,544	0.57%
Demand deposits and other
non-interest bearing liabilities	357,689			320,010			300,129
Equity	140,924			131,368			122,039
Total	$1,156,500			$1,088,419			$1,048,696
Net interest income		$44,034			$42,223			$42,364
Net interest margin (3)			4.23%			4.34%			4.53%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.0 million, $2.7 million and $2.6 million for 2013, 2012 and 2011, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $3.5 million,$5.8 million, and $9.6 million in 2013, 2012 and 2011, respectively.
3The net interest margin on a tax equivalent basis was 4.29%, 4.40%, and 4.59%, respectively, for 2013, 2012, and 2011.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$3,210	($1,588)	$1,622	$2,674	($3,550)	($876)
Long-term investments	679	(900)	(221)	(109)	(265)	(374)
Short term investments	(68)	13	(55)	37	33	70
Total interest income	$3,821	($2,475)	$1,346	$2,602	($3,782)	($1,180)
Interest Expense:
Interest-bearing deposits	$47	($488)	($441)	$39	($1,083)	($1,044)
Borrowings	188	(212)	(24)	31	(26)	5
Total interest expense	$235	($700)	($465)	$70	($1,109)	($1,039)

Provision for Loan Losses
We recorded a benefit for the provision for loan losses in 2013 of $635,000, compared to a benefit of $1.6 million in 2012 and an expense of $2.0 million in 2011.  We recorded a benefit under our loan loss provision in 2013 and 2012 primarily due to the fact that we had net recoveries of previously charged off loans of $509,000 and $1.5 million in 2013 and 2012, respectively, and due to overall improvements in credit quality in both periods that outweighed increases in loan balances.  In 2011 we recorded an expense for the loan loss provision of $2.0 million. The ratio of nonperforming loans to portfolio loans decreased to 0.24% at December 31, 2013 as compared to 0.64% at December 31, 2012 and compared to 1.14% at December 31, 2011.  See the “Allowance for Loan Loss” section under “Financial Condition” and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
Total other operating income decreased $2.5 million, or 16%, in 2013 as compared to 2012, and increased $2.3 million, or 18%, in 2012 as compared to 2011.  The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2013	$ Change	% Change	2012	$ Change	% Change	2011
Other Operating Income
Purchased receivable income	$2,797	($229)	(8)%	$3,026	$323	12%	$2,703
Employee benefit plan income	2,341	(28)	(1)%	2,369	202	9%	2,167
Electronic banking fees	2,151	93	5%	2,058	113	6%	1,945
Service charges on deposit accounts	2,116	(85)	(4)%	2,201	(95)	(4)%	2,296
Equity in earnings from RML	1,227	(1,408)	(53)%	2,635	1,434	119%	1,201
Merchant credit card transaction fees	509	(69)	(12)%	578	152	36%	426
Gain on sale of securities	333	(3)	(1)%	336	(83)	(20)%	419
Loan service fees	266	(164)	(38)%	430	87	25%	343
Rental income	108	(665)	(86)%	773	(3)	—%	776
Other income	1,038	12	1%	1,026	212	26%	814
Total other operating income	$12,886	($2,546)	(16)%	$15,432	$2,342	18%	$13,090

2013 Compared to 2012
Other operating income decreased in 2013 as compared to the prior year primarily due to decreases in earnings from RML, rental income, and purchased receivable income. Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates.  Earnings from RML decreased in 2013 as refinance activity decreased due to an increase in mortgage interest rates in the second half of 2013.  The Company currently expects that its other operating income from RML will decrease in 2014 as compared to 2013 due to continued decreases in refinance activity. Rental income decreased in 2013 as a result of vacancies in leased space in the Company’s corporate office building as areas recently vacated by previous tenants are undergoing capital improvements. These renovations are nearing completion, and the Company intends to begin re-leasing space in the building in the second half of 2014. Finally, income from the Company’s purchased receivable products decreased in 2013 due to decreased average purchased receivable balances outstanding during the year.  Outstanding purchased receivable balances vary from year to year depending upon the financing needs of the Company's customers, and the Company anticipates that it will rebuild purchased receivable balances for this part of its business in 2014.
2012 Compared to 2011
Other operating income increased in 2012 as compared to 2011 primarily due to the increases in earnings from RML, purchased receivable income, employee benefit plan income, merchant credit card transaction fees, and electronic banking fees. Earnings from RML increased in 2012 as refinance activity reached nearly record highs.  Income from the Company’s purchased receivable products also increased in 2012 due to increased average purchased receivable balances outstanding during the year.  Employee benefit plan income represents income generated by the Company’s 50.1% owned affiliate, NBG.  The Company consolidates the balance sheet and income statement of NBG into its financial statements.  The increase in income from employee benefit plan income from NBG in 2012 is primarily a result of NBG’s ability to provide additional products and services to an increased client base.  Income from merchant credit card transaction fees increased in 2012 as a result of an increase in the number of transactions processed as well as an increase in the Company’s revenue share percentages on these types of transactions.  The increase in the Company’s electronic banking fees in 2012 resulted from additional fees collected from increased point-of-sale transactions and additional fees collected related to ATM services.  Point-of-sale fees have increased as overall usage of this type of transaction has increased.  ATM fees increased due to increases in the fees the Company charges for these services.

Other Operating Expense
Total other operating expense increased $266,000, or 1%, in 2013 as compared to 2012 and increased $2.8 million, or 8%, in 2012 as compared to 2011.  The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2013	$ Change	% Change	2012	$ Change	% Change	2011
Other Operating Expense
Salaries and other personnel expense	$23,796	$1,764	8%	$22,032	$1,026	5%	$21,006
Occupancy expense	3,464	(151)	(4)%	3,615	(149)	(4)%	3,764
Marketing expense	1,853	(122)	(6)%	1,975	204	12%	1,771
Professional and outside services	1,761	282	19%	1,479	93	7%	1,386
Equipment expense	1,239	34	3%	1,205	5	—%	1,200
Software expense	1,066	(45)	(4)%	1,111	106	11%	1,005
Amortization of low income housing tax investments	969	48	5%	921	19	2%	902
Insurance expense	821	(92)	(10)%	913	(420)	(32)%	1,333
Internet banking expense	778	77	11%	701	53	8%	648
Intangible asset amortization	228	(24)	(10)%	252	(23)	(8)%	275
Reserve for purchased receivables	100	(257)	(72)%	357	357	NM	—
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	142	(559)	(80)%	701	366	109%	335
Impairment on OREO	112	(357)	(76)%	469	377	410%	92
Rental income on OREO	(26)	9	(26)%	(35)	213	(86)%	(248)
Gains on sale of OREO	(288)	(242)	526%	(46)	843	(95)%	(889)
Subtotal	(60)	(1,149)	(106)%	1,089	1,799	(253)%	(710)
Other expenses	3,851	(99)	(3)%	3,950	(225)	(5)%	4,175
Total other operating expense	$39,866	$266	1%	$39,600	$2,845	8%	$36,755

2013 Compared to 2012
Other operating expense increased in 2013 as compared to the prior year primarily due to increased costs related to salaries and other personnel expenses and professional and outside services. These increases were partially offset by a decrease in net costs related to OREO properties. Salaries and other personnel expense increased in 2013 primarily due to increased salary costs, partially due to normal cost of living and performance based annual salary increases. On an average basis, full time equivalent employees were flat at 252 in 2013 and 2012. However, the mix of our employee base changed in 2013 as we hired more highly compensated employees, such as experienced loan officers to facilitate loan growth, agents and supervisors at NBG to launch the Enroll Alaska initiative, and information technology professionals to manage our systems. These positions replaced lower cost full time equivalent jobs in several departments of the Company including back office and branch transaction processing positions as those areas become more dependent on technology and less dependent on people. Additionally, other personnel expense increased due to increased medical claims costs and a change in the Company's vacation policy. Professional and outside services increased primarily as a result of legal, accounting, and other consulting services related to the proposed acquisition of Alaska Pacific. These costs were partially offset by a decrease in consulting fees related to the Company’s salaries and other personnel benefits programs.
The increases in salaries and other personnel expenses and professional and outside services in 2013 as compared to 2012 were partially offset by a decrease in net costs related to OREO properties due to decreases in OREO operating expenses and impairment on OREO as the Company's carrying balance of OREO properties decreased. Additionally, gains on the sale of OREO properties increased in 2013 due to increased sales activity with respect to the Company's OREO properties, which effectively decreases net OREO expense in 2013.

2012 Compared to 2011
Other operating expense increased in 2012 as compared to 2011 primarily due to increased net costs related to OREO properties and salaries and other personnel expenses.  Gains on the sale of OREO properties decreased significantly in 2012 due to a decrease in overall sales activity. Rental income on OREO also decreased significantly in 2012 compared to 2011, primarily as a result of fewer OREO assets in 2012.  The Company also incurred increased impairment and operating expenses on OREO properties resulting from adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, changes in the Anchorage and Fairbanks real estate markets, and estimated costs to repair significant water damage related to one land development project.  Salaries and other personnel expense increased in 2012, primarily due to increased group health costs arising from increased medical claims, increased salary, and an increased profit sharing distribution to employees.  Additionally, the Company established a reserve for purchased receivable assets in 2012. Prior to 2012, the Company recognized impairment on purchased receivables when a loss was incurred.  In 2012, the Company established a reserve for losses on purchased receivables that are unidentified but that the Company estimates are inherent in this asset class.
These increases in operating expenses were partially offset by a decrease in insurance expense, primarily due to decreased FDIC insurance premiums, mainly as a the result of a decrease in the FDIC insurance rate assessed on the Company in 2012 and decreased keyman life insurance expenses that resulted from increases in the cash surrender value of assets held under the Company’s policies.
Income Taxes
The provision for income taxes decreased $879,000, or 14%, to $5.3 million in 2013 as compared to 2012 and increased $1.3 million, or 26%, to $6.2 million in 2012 as compared to 2011.  These changes are due primarily to the 10% decrease and 17% increase in income before income taxes in 2013 and 2012, respectively.  Additionally, the effective tax rates were 30%, 31%, and 29% in 2013, 2012, and 2011, respectively. The decrease in the effective tax rate in 2013 is the result of an increase in tax exempt income on investments and tax credits relative to the level of taxable income in 2012, and the increase in in the effective tax rate in 2012 is the result of a decrease in tax exempt income on investments and tax credits relative to the level of taxable income in 2011.

Financial Condition
Investment Securities
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2013 increased $44.2 million, or 21%, to $250.9 million from $206.7 million at December 31, 2012.  The increase at December 31, 2013 as compared to December 31, 2012 is primarily due to investment of funds previously held in interest bearing deposits in other banks.  The average maturity of the investment portfolio was approximately two years at December 31, 2013.
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
Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits.  At December 31, 2013 and 2012, $46.8 million and $42.7 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2013 as compared to December 31, 2012 because the Company had higher balances in securities sold under repurchase agreements and higher public deposit balances, which are secured by pledged securities, at December 31, 2013.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2013:
U.S. Treasury and government sponsored entities	$168,922	$168,702
Municipal Securities	19,825	20,149
U.S. Agency Mortgage-backed Securities	25	25
Corporate Bonds	55,798	56,778
Preferred Stock	2,999	3,034
Total	$247,569	$248,688
2012:
U.S. Treasury and government sponsored entities	$123,959	$124,414
Municipal Securities	21,124	21,728
U.S. Agency Mortgage-backed Securities	35	36
Corporate Bonds	52,951	53,982
Preferred Stock	3,524	3,758
Total	$201,593	$203,918
2011:
U.S. Treasury and government sponsored entities	$160,529	$161,104
Municipal Securities	16,260	16,935
U.S. Agency Mortgage-backed Securities	52	54
Corporate Bonds	43,767	42,991
Preferred Stock	996	999
Total	$221,604	$222,083
Securities Held to Maturity:
2013:
Municipal Securities	$2,208	$2,361
Total	$2,208	$2,361
2012:
Municipal Securities	$2,749	$2,978
Total	$2,749	$2,978
2011:
Municipal Securities	$3,819	$4,077
Total	$3,819	$4,077

The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2013:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$26,071	$142,631	$—	$—	$168,702
Weighted average yield	0.98%	0.76%	—	—	0.79%
Municipal securities
Balance	$6,353	$9,065	$4,731	$—	$20,149
Weighted average yield	1.52%	2.69%	4.82%	—	2.80%
U.S. Agency Mortgage-backed
Balance	$—	$25	$—	$—	$25
Weighted average yield	—	4.15%	—	—	4.15%
Corporate bonds
Balance	$5,200	$49,597	$1,981	$—	$56,778
Weighted average yield	1.08%	1.68%	1.04%	—	1.60%
Preferred Stock
Balance	$—	$—	$—	$3,034	$3,034
Weighted average yield	—	—	—	5.61%	5.61%
Total
Balance	$37,624	$201,318	$6,712	$3,034	$248,688
Weighted average yield	1.08%	1.07%	3.65%	5.61%	1.19%
Securities Held to Maturity
Municipal securities
Balance	$—	$1,299	$909	$—	$2,208
Weighted average yield	—	3.84%	4.58%	—	4.14%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2013, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
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
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $23 million at December 31, 2013.  At December 31, 2013, the Company had four relationships whose total direct and indirect commitments exceeded $23 million; however, no individual direct relationship exceeded the loans-to-once borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses.”
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
The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$300,338	39.0%	$273,432	38.8%	$252,689	39.1%	$256,971	38.3%	$248,205	37.9%
Real estate construction one-to-four family	30,161	3.9%	32,573	4.6%	21,859	3.4%	27,794	4.1%	31,497	4.8%
Real estate construction other	32,599	4.2%	21,061	3.0%	18,323	2.8%	34,826	5.2%	31,076	4.7%
Real estate term owner occupied	91,098	11.8%	78,107	11.1%	81,481	12.6%	75,234	11.2%	117,195	17.9%
Real estate term non-owner occupied	255,324	33.2%	234,643	33.3%	195,454	30.3%	211,251	31.4%	146,153	22.3%
Real estate term other	29,976	3.9%	31,809	4.5%	38,925	6.0%	25,643	3.8%	38,468	5.9%
Consumer secured by 1st deeds of trust	16,483	2.1%	17,714	2.5%	20,212	3.1%	19,648	2.9%	15,973	2.4%
Consumer other	18,058	2.3%	18,305	2.6%	19,622	3.0%	23,616	3.5%	29,270	4.5%
Subtotal	$774,037		$707,644		$648,565		$674,983		$657,837
Less: Unearned origination fee,
net of origination costs	(4,021)	(0.5)%	(3,431)	(0.5)%	(3,003)	(0.5)%	(3,171)	(0.5)%	(2,798)	(0.4)%
Total loans	$770,016		$704,213		$645,562		$671,812		$655,039

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $300.3 million at December 31, 2013 from $273.4 million at December 31, 2012 and represented 39% of our total loans outstanding as of both periods. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.  As of December 31, 2013, approximately 65% of these commercial loans are variable rate loans, and 69% of commercial variable rate loans reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective FHLB of Seattle rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2013, commercial real estate loans increased to $376.4 million from $344.6 million at December 31, 2012, and represented 49% of our loan portfolio as of both periods.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years. At December 31, 2013, the interest rates for approximately 87% of these loans are variable, and 40% of commercial real estate variable rate loans reset within one year. Approximately 50% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include prime or the respective Treasury or FHLB of Seattle rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
We may sell all or a portion of our commercial real estate loans to two State of Alaska entities, AIDEA and the Alaska Housing Finance Corporation (“AHFC”), which were both established to provide long-term financing in the State of Alaska.  The loans that AIDEA purchases typically feature a maturity twice that of the loans retained by us and bear a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending.  We also originate and sell to AHFC loans secured by multifamily residential units. Typically,

100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to interest rate risk.
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes.     The Company’s construction loans increased in 2013 to $62.8 million, up from $53.6 million in 2012, and represented 8% of the loan portfolio in both periods. The Company currently expects activity in the residential construction market will increase slightly in 2014.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Maturities and Sensitivities of Loans to Change in Interest Rates:    The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2013:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$94,494	$95,304	$110,540	$300,338
Real estate construction one-to-four family	30,161	—	—	30,161
Real estate construction other	17,091	11,658	3,850	32,599
Real estate term owner occupied	2,206	19,022	69,870	91,098
Real estate term non-owner occupied	8,063	30,748	216,513	255,324
Real estate term other	2,931	5,926	21,119	29,976
Consumer secured by 1st deeds of trust	16	818	15,649	16,483
Consumer other	1,064	5,438	11,556	18,058
Total	$156,026	$168,914	$449,097	$774,037
Fixed interest rate	$89,823	$66,511	$87,000	$243,334
Floating interest rate	66,203	102,403	362,097	530,703
Total	$156,026	$168,914	$449,097	$774,037

At December 31, 2013, 52% of the portfolio was scheduled to mature or reprice in 2014 with 44% scheduled to mature or reprice between 2015 and 2018.
Loans Held for Sale:   During 2009, the Company entered into an agreement to purchase residential loans from our mortgage affiliate, RML, in anticipation of higher than normal refinance activity in the Anchorage market.  The Company then sold these loans in the secondary market.  All loans purchased and sold in 2013 and 2012 were newly originated loans that did not affect nonperforming loans.   The Company purchased $156.5 million and sold $156.9 million in residential loans related to these transactions in 2013, and the Company purchased $242.5 million and sold $258.7 million in residential loans during 2012 related to these transactions.  There were $11.3 million and $11.7 million in loans held for sale as of December 31, 2013 and 2012, respectively.  The decrease in the volume of loans purchased and sold in 2013 as compared to 2012 was due to decreased refinance activity at RML in 2013.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2013	2012	2011	2010	2009
Nonperforming loans
Nonaccrual loans	$1,815	$4,531	$7,361	$11,414	$12,738
Accruing loans past due 90 days or more	—	—	—	—	1,000
Total nonperforming loans	$1,815	$4,531	$7,361	$11,414	$13,738
Real estate owned & repossessed assets	2,402	4,543	5,183	10,403	17,355
Total nonperforming assets	$4,217	$9,074	$12,544	$21,817	$31,093

Performing restructured loans	$6,635	$8,627	$2,305	$—	$3,754

Allowance for loan losses to portfolio loans	2.11%	2.33%	2.56%	2.14%	2.00%
Allowance for loan losses to nonperforming loans	897%	362%	224%	126%	95%
Nonperforming loans to portfolio loans	0.24%	0.64%	1.14%	1.70%	2.10%
Nonperforming assets to total assets	0.35%	0.78%	1.16%	2.07%	3.10%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis.  Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest.  Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection.  Cash payments on nonaccrual loans are directly applied to the principal balance.  The amount of unrecognized interest on nonaccrual loans was $188,000, $453,000 and $734,000, in 2013, 2012, and 2011, respectively.  There was interest income of $250,000, $344,000, and $270,000 recognized in net income for 2013, 2012, and 2011 respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had two relationships each that represented more than 10% of nonaccrual loans as of December 31, 2013.
TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $6.6 million and $8.6 million in loans classified as TDRs that were performing as of December 31, 2013 and 2012, respectively.  Additionally, there were $1.3 million and $3.5 million in TDRs included in nonaccrual loans at December 31, 2013 and 2012 for total TDRs of $7.9 million and $12.1 million at December 31, 2013 and 2012, respectively.  The decrease in TDRs at December 31, 2013 as compared to 2012 is due to several payoffs and regular principal paydowns on loans classified as TDRs that were not offset by new TDRs in 2013.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
Loans Measured for Impairment, OREO, and Potential Problem Loans: At December 31, 2013, the Company had $8.8 million in loans measured for impairment and $2.4 million in OREO, as compared to $13.1 million in loans measured for impairment and $4.5 million in OREO at December 31, 2012.
At December 31, 2013, management had identified potential problem loans of $8.2 million as compared to potential problem loans of $2.7 million at December 31, 2012.  Potential problem loans are loans which are currently performing and are not included in nonaccrual, accruing loans 90 days or more past due, or restructured loans that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or restructured loans.  The $5.5 million increase in potential problem loans at December 31, 2013 from December 31, 2012 is primarily due to one relationship that includes three loans secured by real estate and equipment.  This increase was partially offset by a $1.1 million reduction in potential problem loans for one borrower whose financial condition improved in 2013.
At December 31, 2013 and 2012 the Company held $2.4 million and $4.5 million, respectively, of OREO assets.  At December 31, 2013, OREO consists of $1.3 million in residential lots in various stages of development, a $1 million commercial lot, and a $152,000 duplex.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2013, additions to OREO totaled $365,000 and included a $161,000 single family residence and a $204,000 duplex.  During 2013, the Company received approximately $2.6 million in proceeds from the sale of OREO which included $1.7 million from the sale of residential lots, $204,000 from the sale of a duplex, and $702,000 from the sale of three single family residences.  The Company recognized $231,000, $109,000, and $953,000 in gains and $2,000, $63,000, and $90,000 in losses on the sale of OREO properties in 2013, 2012, and 2011, respectively.  The Company also recognized $59,000, zero, and $26,000 in gains on sales previously deferred for net gains of $288,000, $46,000, and $889,000 in 2013, 2012, and 2011, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $335,000, $394,000 and $397,000 at December 31, 2013, 2012, and 2011, respectively.
The Company did not make any loans to facilitate the sale of OREO of in 2013.  The Company made loans to facilitate the sale of OREO of $300,000 and $1.8 million in 2012 and 2011, respectively.  Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.
The Company recognized impairments of $112,000, $469,000 and $92,000 in 2013, 2012, and 2011, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets.
The following summarizes OREO activity for the periods indicated:

(In Thousands)	2013	2012	2011
Balance, beginning of the year	$4,543	$5,183	$10,355
Transfers from loans	365	1,684	2,155
Investment in other real estate owned	—	98	57
Proceeds from the sale of other real estate owned	(2,623)	(1,994)	(8,425)
Gain on sale of other real estate owned, net	288	46	889
Deferred gain on sale of other real estate owned	(59)	(5)	244
Impairment on other real estate owned	(112)	(469)	(92)
Balance, End of Year	$2,402	$4,543	$5,183

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

•
A general allocation.  The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance.  These segments and classes were revised in 2012.  The Company disaggregates of the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time.  This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

Prior to 2012, the Company first disaggregated the loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of December 31, 2012, the Company increased the number of segments from four to eight: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company determined that further disaggregation of the loan segments is appropriate based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements. There have been no changes to these loan segments in 2013.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes.  Prior to 2012, the Company had a total of eight classes, which were made up of its risk rating categories of excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.  As of December 31, 2012, the Company adjusted its loan classes.  This change integrates a new loan risk grading system known as the Asset Quality Rating (“AQR”) system that the Company began utilizing in the first quarter of 2011.  The new risk ratings, which have been increased from eight risk ratings to ten AQR ratings, are discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report.  Additionally, the pass AQR grades, which are grades 1 – 6, have been combined into one loan class so there are now a total of five loan classes: pass, special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2013.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class.  In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years.  Management made this change because we believe that continuing to include the elevated loss experience from earlier year that occurred as a result of the economic downturn from that time is appropriate in light of continuing economic uncertainty. There have been no changes to the look-back period in 2013.

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

•
An unallocated reserve.  The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2013 and 2012, the unallocated allowance as a percentage of the total Allowance was 14% and 12%, respectively.

The following table shows the allocation of the Allowance for the periods indicated:  The Company refined its method of estimating the Allowance in the third quarter of 2010.  The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class.  The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.  The allocation shown for 2009 was calculated using the legacy methodology and was reported as such in prior years.  Allocations are calculated under the enhanced methodology for 2013, 2012, 2011, and 2010:

	2013		2012		2011		2010		2009
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$5,779	39%	$6,308	39%	$6,783	39%	$6,374	38%	$3,962	38%
Real estate construction one-to-four family	557	4%	1,029	5%	468	3%	459	4%	687	5%
Real estate construction other	539	4%	326	3%	1,169	3%	576	5%	678	5%
Real estate term owner occupied	1,583	12%	1,441	11%	1,272	13%	1,029	11%	219	18%
Real estate term non-owner occupied	4,297	33%	4,065	33%	2,975	30%	2,890	31%	274	22%
Real estate term other	537	4%	539	5%	788	6%	351	4%	72	6%
Consumer secured by 1st deeds of trust	322	2%	344	2%	374	3%	337	3%	18	2%
Consumer other	390	2%	388	2%	418	3%	404	4%	32	4%
Unallocated	2,278	—%	1,968	—%	2,256	—%	1,986	—%	7,166	—%
Total	$16,282	100%	$16,408	100%	$16,503	100%	$14,406	100%	$13,108	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the periods indicated:

(In Thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$16,408	$16,503	$14,406	$13,108	$12,900
Charge-offs:
Commercial	(1,018)	(496)	(1,225)	(3,919)	(3,372)
Real estate construction one-to-four family	—	—	—	(79)	(1,308)
Real estate construction other	—	—	(133)	(1,440)	—
Real estate term owner occupied	—	(274)	—	(222)	(731)
Real estate term non-owner occupied	—	—	—	—	—
Real estate term other	—	(280)	(90)	(120)	(1,747)
Consumer secured by 1st deeds of trust	(14)	—	—	—	(162)
Consumer other	(164)	(122)	(71)	(322)	(347)
Total charge-offs	(1,196)	(1,172)	(1,519)	(6,102)	(7,667)
Recoveries:
Commercial	1,049	2,518	1,426	1,490	736
Real estate construction one-to-four family	77	48	1	4	7
Real estate construction other	79	—	90	—	—
Real estate term owner occupied	—	—	—	232	—
Real estate term non-owner occupied	488	—	—	—	11
Real estate term other	—	50	54	—	—
Consumer secured by 1st deeds of trust	—	—	—	15	15
Consumer other	12	20	46	76	40
Total recoveries	1,705	2,636	1,617	1,817	809
Charge-offs net of recoveries	509	1,464	98	(4,285)	(6,858)
Provision (benefit) for loan losses	(635)	(1,559)	1,999	5,583	7,066
Balance at end of period	$16,282	$16,408	$16,503	$14,406	$13,108
Ratio of net charge-offs to average loans
outstanding during the period	(0.07)%	(0.21)%	(0.01)%	0.66%	1.00%
The decrease in commercial recoveries in 2013 as compared to 2012 is related to two borrowers. The decrease in commercial charge-offs in 2011 as compared to 2010 is related to three borrowers, and the decrease in construction charge-offs in 2011 as compared to 2010 is related to one borrower. The decrease in real estate charge-offs in 2010 as compared to 2009 is related to one borrower.
The increase in the provision for loan losses in 2013 as compared to 2012 is due to the decrease net recoveries. The decreases in the provision for loan losses in 2012 as compared to 2011 and in 2011 as compared to 2010 is due primarily to the decreases in net charge offs during each year.
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
Purchased receivable balances decreased at December 31, 2013 to $16.0 million from $19.0 million at December 31, 2012, and year-to-date average purchased receivable balances were $18.7 million, $20.9 million, and $18.0 million in 2013, 2012,

and 2011, respectively.   Yields on purchased receivables did not fluctuate significantly in 2013, 2012 and 2011, and accordingly, purchased receivable income fluctuated in these years with the changes in average balances. Purchased receivable income was $2.8 million, $3.0 million, and $2.7 million in 2013, 2012, and 2011, respectively. The Company currently expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.
The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2013	2012
Balance at beginning of period	$323	$—
Charge-offs	(150)	(34)
Recoveries	—	—
Charge-offs net of recoveries	(150)	(34)
Reserve of purchased receivables	100	357
Balance at end of period	$273	$323
Ratio of net charge-offs to average purchased receivables during the period(1)	0.80%	0.16%
1Net charge-offs to average purchased receivables during 2011, 2010, and 2009 were 0.32%, 4.62%, and 1.51%, respectively. Totals for these periods are not presented in the table above because the purchase receivable reserve was not established until 2012. Prior to 2012, losses on purchased receivables were charge directly to other operating expense, and totaled $57,000, $402,000, and $166,000 in 2011, 2010 and 2009, respectively.
Deposits
Deposits are our primary source of funds.  Total deposits increased 3% to $1.0 billion at December 31, 2013 from $970.1 million at December 31, 2012.  Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2013		2012		2011
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$139,963	0.04%	$137,772	0.05%	$132,860	0.08%
Money market accounts	183,620	0.18%	170,014	0.25%	152,464	0.39%
Savings accounts	199,655	0.24%	185,518	0.27%	175,813	0.35%
Certificates of deposit	90,507	0.40%	104,141	0.65%	128,026	1.10%
Total interest-bearing accounts	613,745	0.20%	597,445	0.28%	589,163	0.46%
Noninterest-bearing
demand accounts	340,180		311,684		293,695
Total average deposits	$953,925		$909,129		$882,858

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2013, we had $86.2 million in certificates of deposit, of which $55.4 million, or 64%, are scheduled to mature in 2014. The Company’s certificates of deposit decreased to $86.2 million during 2013 as compared to $92.7 million at December 31, 2012 as customers moved from certificates of deposit to other interest-bearing accounts.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2013, and 2012, was $50.8 million and $53.4 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2013:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$17,170	20%
Over 3 through 6 months	11,315	13%
Over 6 through 12 months	26,870	31%
Over 12 months	30,870	36%
Total	$86,225	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2013 and 2012, the Company had zero and $155,000, respectively, in CDARS certificates of deposit.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals.  The total balance in the Alaska CD at December 31, 2013, was $112.7 million, an increase of $11.5 million as compared to the balance of $101.2 million at December 31, 2012.
Borrowings
Long-term Borrowings:    The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million.  At December 31, 2013, the outstanding balance on this loan was $4.3 million.  This loan has a maturity date of April 1, 2014.
FHLB: FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2013, our maximum borrowing line from the FHLB was $155.6 million, approximately 13% of the Company’s assets, subject to the FHLB’s collateral requirements. The Company has an outstanding FHLB Community Investment Program advance of $2.2 million as of December 31, 2013 that was originated on March 22, 2013 and is included in long term borrowings. This advance was originated to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate; it has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower. The Company did not have any outstanding FHLB advances at December 31, 2012.
Federal Reserve Bank:  The Federal Reserve Bank is holding $89.9 million of loans as collateral to secure advances made through the discount window on December 31, 2013.  There were no discount window advances outstanding at December 31, 2013 or 2012.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were $21.1 million and $19.0 million, respectively, for December 31, 2013 and 2012.  The average balance outstanding of securities sold under agreements to repurchase during 2013 and 2012 was $19.4 million and $16.5 million, respectively, and the maximum outstanding at any month-end was $24.0 million and $22.6 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.
The Company did not have any other short-term borrowings at December 31, 2013 and December 31, 2012.  There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2013, 2012 and 2011 exceeded 30% of shareholders’ equity at December 31, 2013, December 31, 2012, and December 31, 2011.

Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2013:
Certificates of deposit	$55,355	$30,042	$828	$—	$86,225
Short-term borrowings	21,143	—	—	—	21,143
Long-term borrowings	4,364	91	98	1,974	6,527
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	635	1,068	735	6,332	8,770
Other long-term liabilities	9,202	1,122	523	138	10,985
Capital commitments	2,211	—	—	—	2,211
Total	$92,910	$32,323	$2,184	$27,002	$154,419
December 31, 2012:
Certificates of deposit	$67,720	$24,426	$546	$4	$92,696
Short-term borrowings	19,038	—	—	—	19,038
Long-term borrowings	157	4,322	—	—	4,479
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	556	1,106	797	3,813	6,272
Other long-term liabilities	1,017	1,021	40	—	2,078
Total	$88,488	$30,875	$1,383	$22,375	$143,121

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $8.2 million that was originated on May 8, 2003, matures on May 15, 2033, and bears interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly.  Operating lease obligations are more fully described in Note 16 of the Company’s Consolidated Financial Statements attached to this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $2.5 million interest in WNC Institutional Tax Credit Fund 37 L.P. (“WNC”) in December 2012.  The investment in WNC is expected to be fully funded in 2017. The Company also purchased a $10.7 million interest in R4 Frontier Housing Partners L.P. ("R4") in March 2013.  The investment in R4 is expected to be fully funded in 2029.
Off-Balance Sheet Arrangements
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
As of December 31, 2013 we had commitments to extend credit of $187.9 million which were not reflected on our balance sheet.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
As of December 31, 2013 we had standby letters of credit of $6.5 million which were not reflected on our balance sheet.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.
Our total unfunded lending commitments at December 31, 2013, which includes commitments to extend credit and standby letters of credit, were $194.4 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  The Company has established reserves of $97,000 and $87,000 at December 31, 2013 and 2012, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Additional information regarding Off-Balance Sheet Arrangements is included in Notes 16 and 17 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets all applicable capital adequacy requirement for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans and letters of credit at December 31, 2013, were $194.4 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2013, were $1.0 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.6 million and $32.5 million in 2013 and 2012, respectively, and net cash used by operating activities was $5.0 million in 2011.  The primary reason that net cash provided by operating activities decreased in 2013 as compared to 2012 was that the Company had net proceeds from purchases of loans held for sale of $404,000 in 2013, and in 2012 the Company had net proceeds from purchases of loans held for sale of $16.1 million.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  Net cash of $108.0 million and $28.3 million was used in investing activities in 2013 and 2012 as the Company invested available cash primarily in available for sale securities and portfolio loans.  Net cash of $216,000 was provided by investing activities in 2011 as the Company collected funds from loan pay offs that exceeded net cash outlays related to portfolio investments.  The $33.6 million, $57.5 million, and $18.3 million of cash provided by financing activities in 2013, 2012, and 2011, respectively, primarily consisted of the increases in deposits during those periods.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2013, our current assets were $311.4 million and our funds available for borrowing under our existing lines of credit were $222.5 million.  Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.15 per common share for the first and second quarters and $0.17 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 20, 2014, the Board of Directors approved payment of a $0.17 per share dividend on March 21, 2014, to shareholders of record on March 13, 2014.  This dividend is consistent with the Company’s dividends that were declared and paid in 2012.
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
The stock repurchase program had a positive effect on earnings per share because it decreased the total number of shares outstanding in 2007 by 137,500 shares.  The Company did not repurchase any of its shares in 2013, 2012, or 2011.  The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2013	$1.87	$1.67
2012	$1.97	$1.77
2011	$1.74	$1.56
2010	$1.40	$1.25
2009	$1.20	$1.08

On May 8, 2003, the Company’s newly formed subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of the trust preferred securities was $278,000 in 2013.  At December 31, 2013, the securities had an interest rate of 3.39%.
On December 16, 2005, the Company’s newly formed subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $167,000 in 2013.  At December 31, 2013, the securities had an interest rate of 1.61%.
Our shareholders’ equity at December 31, 2013, was $144.3 million, as compared to $136.4 million at December 31, 2012.  The Company earned net income of $12.3 million during 2013 and issued 26,003 shares through the exercise of stock options.  The Company did not repurchase any shares of its common stock in 2013.  At December 31, 2013, the Company had 6.5 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2013, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2014, exceeding the FDIC’s “well-capitalized” capital requirement classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately-Capitalized	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.35%	13.75%
Total risk-based capital	8.00%	10.00%	16.61%	15.00%
Leverage ratio	4.00%	5.00%	13.06%	11.68%

See Note 20 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.

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

•
Yield Curve Risk: Also called yield curve twist risk, yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.

•
Option Risk:  In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions.  Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.

Asset/Liability and Interest Rate Risk Management:  The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from changes in interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy.  We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting a target range and minimum for the net interest margin and running simulation models under different interest rate scenarios to measure the risk to earnings over the next 24-month period.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity (gap) analysis and income simulations.  An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include loan and deposit volumes and pricing, prepayment speeds on fixed rate assets, and cash flows and maturities of investment securities.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors.

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
The company does not use derivatives such as forward and futures contracts, option, or interest rate swaps to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2013.  The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles.  The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2013
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$65,979	$—	$—	$65,979
Portfolio investments and FHLB Stock	181,175	71,399	218	252,792
Portfolio loans	398,519	342,139	31,732	772,390
Loans held for sale	11,301	—	—	11,301
Total interest-earning assets	$656,974	$413,538	$31,950	$1,102,462
Percent of total interest-earning assets	59.6%	37.5%	2.9%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$143,703	$—	$—	$143,703
Money market accounts	202,606	—	—	202,606
Savings accounts	207,221	—	—	207,221
Certificates of deposit	55,503	30,721	—	86,224
Short-term borrowings	21,143	—	—	21,143
Long-term borrowings	4,364	189	1,974	6,527
Junior subordinated debentures	18,558	—	—	18,558
Total interest-bearing liabilities	$653,098	$30,910	$1,974	$685,982
Percent of total interest-bearing liabilities	95.2%	4.5%	0.3%	100.0%
Interest sensitivity gap	$3,876	$382,628	$29,976	$416,480
Cumulative interest sensitivity gap	$3,876	$386,504	$416,480
Cumulative interest sensitivity gap as a percentage
of total assets	—%	35.0%	38.0%

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
As indicated in the table above, at December 31, 2013, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $3.9 million over the next 12 months.  As of December 31, 2012, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $71.6 million over the next 12 months.
The following table sets forth the results of the estimated impact on our net interest income over a time horizon of one year based on the results of our interest rate simulation model as of December 31, 2013 and 2012.  For the scenarios shown below, the interest rate simulation assumes an immediate parallel shift in market interest rates at the beginning of a twelve-month period and no changes in the composition or size of the balance sheet.

	2013		2012
	Change in net interest income from base scenario	Percentage change	Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 100 basis points	($295)	(0.66)%	$264	0.64%
Up 200 basis points	(6)	(0.01)%	909	2.19%
Down 100 basis points	NM	NM	NM	NM

The change in net interest income from the base scenario in the up 100 and up 200 basis point scenarios decreased $559,000 and $915,000, respectively, in 2013 as compared to 2012.  The decrease in both of these scenarios is primarily due to a change in the mix in the Company's deposits as of December 31, 2013 as compared to December 31, 2012. At December 31, 2013, money market accounts, which are more sensitive to changes in interest rates than the Company's other deposit products, represented 33.3% of interest-bearing deposit balances. At December 31, 2012, money market accounts represented 31.1% of interest-bearing deposit balances. In both the up 100 and up 200 basis point scenarios, the change in net interest income as compared to the base scenario is less than 1%, which indicates that the Company's sensitivity to increases in interest rates in the next 12 months is low. The results of the down 100 basis point scenario at December 31, 2013 and 2012 are not measurable since interest rates were already at a low point and a further decrease resulted in some indexes being nonexistent.
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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Northrim BanCorp, Inc.

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ Moss Adams LLP

Bellingham, Washington
February 28, 2014

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$33,112	$40,834
Interest bearing deposits in other banks	65,979	113,979

Investment securities available for sale	248,688	203,918
Investment securities held to maturity	2,208	2,749
Total portfolio investments	250,896	206,667

Investment in Federal Home Loan Bank stock	1,896	1,967

Loans held for sale	11,301	11,705
Loans	770,016	704,213
Allowance for loan losses	(16,282)	(16,408)
Net loans	765,035	699,510
Purchased receivables, net	16,025	19,022
Accrued interest receivable	2,729	2,618
Other real estate owned, net	2,402	4,543
Premises and equipment, net	28,324	27,908
Goodwill and intangible assets, net	7,942	8,170
Other assets	40,666	34,889
Total assets	$1,215,006	$1,160,107
LIABILITIES
Deposits:
Demand	$363,969	$361,167
Interest-bearing demand	143,703	146,262
Savings	94,518	87,241
Alaska CDs	112,702	101,165
Money market	202,606	181,598
Certificates of deposit less than $100,000	35,432	39,343
Certificates of deposit greater than $100,000	50,793	53,353
Total deposits	1,003,723	970,129
Securities sold under repurchase agreements	21,143	19,038
Borrowings	6,527	4,479
Junior subordinated debentures	18,558	18,558
Other liabilities	20,737	11,550
Total liabilities	1,070,688	1,023,754
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,537,652 and 6,511,649 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	6,538	6,512
Additional paid-in capital	54,089	53,638
Retained earnings	82,855	74,742
Accumulated other comprehensive income	669	1,368
Total Northrim BanCorp shareholders' equity	144,151	136,260
Noncontrolling interest	167	93
Total shareholders' equity	144,318	136,353
Total liabilities and shareholders' equity	$1,215,006	$1,160,107

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)	2013	2012	2011
Interest Income
Interest and fees on loans	$43,137	$41,515	$42,391
Interest on investment securities available for sale	2,603	2,796	3,097
Interest on investment securities held to maturity	111	139	212
Interest on deposits in other banks	223	278	208
Total Interest Income	46,074	44,728	45,908
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	2,040	2,505	3,544
Net Interest Income	44,034	42,223	42,364
Provision (benefit) for loan losses	(635)	(1,559)	1,999
Net Interest Income After Provision (Benefit) for Loan Losses	44,669	43,782	40,365
Other Operating Income
Purchased receivable income	2,797	3,026	2,703
Employee benefit plan income	2,341	2,369	2,167
Electronic banking income	2,151	2,058	1,945
Service charges on deposit accounts	2,116	2,201	2,296
Equity in earnings from RML	1,227	2,635	1,201
Gain on sale of securities	333	336	419
Rental income	108	773	776
Other income	1,813	2,034	1,583
Total Other Operating Income	12,886	15,432	13,090
Other Operating Expense
Salaries and other personnel expense	23,796	22,032	21,006
Occupancy expense	3,464	3,615	3,764
Marketing expense	1,853	1,975	1,771
Professional and outside services	1,761	1,479	1,386
Equipment expense	1,239	1,205	1,200
Software expense	1,066	1,111	1,005
Amortization of low income housing tax investments	969	921	902
Insurance expense	821	913	1,333
Internet banking expense	778	701	648
Intangible asset amortization expense	228	252	275
Reserve for purchased receivables	100	357	—
OREO (income) expense, net rental income and gains on sale	(60)	1,089	(710)
Other operating expense	3,851	3,950	4,175
Total Other Operating Expense	39,866	39,600	36,755
Income Before Provision for Income Taxes	17,689	19,614	16,700
Provision for income taxes	5,277	6,156	4,873
Net Income	12,412	13,458	11,827
Less: Net income attributable to the noncontrolling interest	87	512	429
Net Income Attributable to Northrim BanCorp	$12,325	$12,946	$11,398
Earnings Per Share, Basic	$1.89	$2.00	$1.77
Earnings Per Share, Diluted	$1.87	$1.97	$1.74
Weighted Average Shares Outstanding, Basic	6,518,772	6,477,266	6,438,625
Weighted Average Shares Outstanding, Diluted	6,609,950	6,574,993	6,554,761
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012, and 2011
2010

(In Thousands)	2013	2012	2011
Net income	$12,412	$13,458	$11,827
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($1,204)	$1,843	($620)
Reclassification of net gains included in net income (net of tax expense
$137, $138, and $172 in 2013, 2012 and 2011, respectively)	(196)	(198)	(247)
Income tax benefit (expense) related to unrealized (losses) gains	701	(560)	502
Other comprehensive income (loss)	(699)	1,085	(365)
Comprehensive income	11,713	14,543	11,462
Less: comprehensive income attributable to the noncontrolling interest	87	512	429
Comprehensive income attributable to Northrim BanCorp	$11,626	$14,031	$11,033

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2010	6,427	$6,427	$52,658	$57,339	$648	$50	$117,122
Cash dividend declared	—	—	—	(3,268)	—	—	(3,268)
Stock based compensation expense	—	—	519	—	—	—	519
Exercise of stock options	40	40	(184)	—	—	—	(144)
Excess tax benefits from share-based payment arrangements	—	—	171	—	—	—	171
Distributions to noncontrolling interest	—	—	—	—	—	(427)	(427)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(365)	—	(365)
Net income attributable to the noncontrolling interest	—	—	—	—	—	429	429
Net income attributable to Northrim BanCorp	—	—	—	11,398	—	—	11,398
Twelve Months Ended December 31, 2011	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435
Cash dividend declared	—	—	—	(3,673)	—	—	(3,673)
Stock based compensation expense	—	—	454	—	—	—	454
Exercise of stock options	45	45	(213)	—	—	—	(168)
Excess tax benefits from share-based payment arrangements	—	—	233	—	—	—	233
Distributions to noncontrolling interest	—	—	—	—	—	(471)	(471)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	1,085	—	1,085
Net income attributable to the noncontrolling interest	—	—	—	—	—	512	512
Net income attributable to Northrim BanCorp	—	—	—	12,946	—	—	12,946
Twelve Months Ended December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp	—	—	—	12,325	—	—	12,325
Twelve Months Ended December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

(In Thousands)	2013	2012	2011
Operating Activities:
Net income	$12,412	$13,458	$11,827
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(333)	(336)	(419)
Depreciation and amortization of premises and equipment	1,793	1,674	1,719
Amortization of software	180	181	210
Intangible asset amortization	228	252	275
Amortization of investment security premium, net of discount accretion	22	170	143
Deferred tax (benefit) liability	1,215	881	(959)
Stock-based compensation	506	454	519
Excess tax benefits from share-based payment arrangements	(100)	(233)	(171)
Deferral of loan fees and costs, net	590	428	(168)
Provision (benefit) for loan losses	(635)	(1,559)	1,999
Reserve for purchased receivables	100	357	—
Purchases of loans held for sale	(156,521)	(242,535)	(82,915)
Proceeds from the sale of loans held for sale	156,925	258,652	60,662
Gain on sale of other real estate owned	(288)	(46)	(889)
Impairment on other real estate owned	112	469	92
Equity in undistributed earnings from mortgage affiliate	200	(816)	(191)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(111)	280	503
Proceeds from refund of prepaid FDIC premiums	3,405	—	—
(Increase) decrease in other assets	403	(1,762)	2,224
(Decrease) increase in other liabilities	(1,455)	2,580	514
Net Cash Provided (Used) by Operating Activities	18,648	32,549	(5,025)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(140,856)	(111,431)	(169,712)
Proceeds from sales/maturities of securities available for sale	95,199	131,610	161,301
Proceeds from calls/maturities of securities held to maturity	535	1,065	2,300
Purchases of domestic certificates of deposit	(13,500)	(11,500)	(12,000)
Proceeds from maturities of domestic certificates of deposit	13,500	10,000	—
Proceeds from redemption of FHLB stock	71	36	—
(Increase) decrease in purchased receivables, net	2,897	10,830	(13,735)
(Increase) decrease in loans, net	(66,249)	(59,299)	24,261
Proceeds from sale of other real estate owned	2,623	1,994	8,425
Investment in other real estate owned	—	(98)	(57)
Decrease in loan to Elliott Cove, net	—	106	97
Purchases of premises and equipment	(2,209)	(1,589)	(664)
Net Cash (Used) Provided by Investing Activities	(107,989)	(28,276)	216
Financing Activities:
Increase in deposits	33,594	58,881	19,112
Increase in securities sold under repurchase agreements	2,105	2,690	3,474
Increase (decrease) in borrowings	2,048	(147)	(760)
Distributions to noncontrolling interest	(13)	(471)	(427)
Excess tax benefits from share-based payment arrangements	100	233	171
Cash dividends paid	(4,215)	(3,676)	(3,264)
Net Cash Provided by Financing Activities	33,619	57,510	18,306
Net Increase (Decrease) in Cash and Cash Equivalents	(55,722)	61,783	13,497
Cash and Cash Equivalents at Beginning of Year	141,313	79,530	66,033
Cash and Cash Equivalents at End of Year	$85,591	$141,313	$79,530
Supplemental Information:
Income taxes paid	$3,552	$6,632	$4,315
Interest paid	$2,035	$2,510	$3,792
Transfer of loans to other real estate owned	$365	$1,684	$2,155
Loans made to facilitate sales of other real estate owned	$—	$300	$1,825
Cash dividends declared but not paid	$42	$39	$40

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
Method of Accounting:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, and valuation of other real estate owned (“OREO”).  The consolidated financial statements include the financial information for Northrim BanCorp, Inc. and its wholly-owned subsidiaries that include the Bank, Northrim Building LLC (“NBL”), and Northrim Investment Services Company (“NISC”).  All intercompany balances have been eliminated in consolidation.  The Company accounts for its investments in RML, ECCM, ECIA, and PWA using the equity method.  Noncontrolling interest relates to the minority ownership in NBG.
Variable interest entities (“VIEs”): The Company consolidates affiliates in which we have a controlling interest. To determine if we have a controlling financial interest in an entity we first evaluate if we are required to apply the variable interest entity model, otherwise the entity is evaluated under the voting interest model. The Company continuously evaluates its non-majority owned investments in affiliates to determine if they are VIEs. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE. We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.
Affiliates are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Affiliates are accounted for as equity method investments.
The Company owns a 50.1% interest in NBG and consolidates NBG's balance sheet and income statement into its financial statements.
The Company does not consolidate the balance sheets and income statements of ECCM, ECIA, PWA, or RML into its financial statements.  The Company has determined that ECIA, PWA, and RML are not VIEs. The Company has determined that ECCM is a VIE.  However, the Company does not have a controlling interest in ECCM and therefore does not consolidate ECCM's balance sheet and income statement into its financial statements.  Results of affiliated companies that are not consolidated are presented on a one-line basis. Results of RML are reported in "Equity in earnings from RML", and results of ECCM, ECIA, and PWA are included in "Other income" in our Consolidated Statements of Income. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets".
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure.

Segments: Management has determined that the Company operates as a single operating segment.  This determination is based on the fact that management and the board reviews financial information and assesses resource allocation on a consolidated basis.  Additionally, the revenue earned through, and total assets of, the insurance brokerage, mortgage lending, and wealth management activities are each less than 10% of the Company’s consolidated total revenue and total assets.
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
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer.  The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.  Other factors that may be considered in determining whether a decline in the value is "other than temporary" include the financial condition, capital strength, and near-term prospects of the issuer,; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; recommendations of investment advisors or market analysts; and ratings by recognized rating agencies.
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
A loan is classified as a troubled debt restructuring ("TDR") when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using a method approximating the level-yield method over the life of the loan.
Allowance for Loan Losses:  The Company maintains an Allowance to reflect inherent losses from its loan portfolio.  The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses.   The Company has identified the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass, special mention, substandard, doubtful, and loss.
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
Purchased Receivables:  The Bank purchases accounts receivable at a discount from its customers.  The purchased receivables are carried at cost.  The discount and fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year.  The Company maintains a separate reserve for losses related to purchased receivable assets.  The determination of the adequacy of the reserve is based on periodic evaluations of purchased receivable assets including an assessment of historical losses and current economic conditions.  The reserve for purchased receivable assets is included in the balance of these accounts on a net basis on the consolidated balance sheets, with changes to the balance charged against noninterest expense.
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
Intangible Assets: In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company amortizes the Alaska First CDI over its estimated useful life of ten years using an accelerated method.  Accumulated amortization related to the Alaska First CDI was $1.1 million, $983,000, and $846,000 at December 31, 2013, 2012 and 2011, respectively.  Management reviews goodwill at least annually for impairment by reviewing a number of key market indicators.  Finally, the Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005.  The Company amortizes this intangible over its estimated life of ten years.  Accumulated amortization related to the NBG intangible asset was $943,000, $829,000, and $714,000 at December 31, 2013, 2012 and 2011, respectively.
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
Low Income Housing Tax Credit Partnerships: The Company’s investments in five low-income housing partnerships are included in other assets.  These partnerships are all Delaware limited partnerships and include Centerline Corporate Partners XXII, L.P. (“Centerline XXII”) Centerline Corporate Partners XXXIII, L.P. (“Centerline XXXIII”), U.S.A. Institutional Tax Credit Fund LVII L.P. (“USA 57”), WNC Institutional Tax Credit Fund 37 L.P. (“WNC”), and R4 Frontier Housing Partners L.P. ("R4").  The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company amortizes these investments in other operating expense over the period during which tax credits are used.
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
Derivatives: The Bank enters into interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. The Company offsets fair value adjustments recorded in current earnings. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.
Transfers or sales of financial assets: For transfers of financial assets recorded as sales, we recognize and initially measure at fair value all assets obtained and liabilities incurred. We record a gain or loss in noninterest income for the difference between the carrying amount and the fair value of the assets sold. Fair values are based on quoted market prices, quoted market prices for similar assets, or if market prices are not available, then the fair value is estimated using discounted cash flow analyses with assumptions for credit losses, prepayments and discount rates that are corroborated by and verified against market observable data, where possible.
Advertising: Advertising, promotion and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $1.9 million, $2.0 million, and $1.8 million for each of the periods ending December 31, 2013, 2012, and 2011.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 19, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2013, 2012 or 2011.
Information used to calculate earnings per share was as follows:

(In Thousands)	2013	2012	2011
Net income	$12,325	$12,946	$11,398
Basic weighted average common shares outstanding	6,519	6,477	6,439
Dilutive effect of potential common shares from awards granted under equity incentive program	91	98	116
Total	6,610	6,575	6,555
Earnings per common share
Basic	$1.89	$2.00	$1.77
Dilutive	$1.87	$1.97	$1.74

Stock Incentive Plans: The Company accounts for its stock incentive plans using a fair-value-based method of accounting for stock-based employee compensation plans.    The Company has elected the modified prospective method for recognition of compensation cost associated with stock-based employee compensation awards.  The Company amortizes stock-based compensation expense over the vesting period of each award.
Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale after tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.
Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, and Fairbanks areas of Alaska.  As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry.  The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.

At December 31, 2013 and 2012, the Company had $363.1 million and $327.1 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2013, 44% of the Company’s loan portfolio is attributable to 22 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $128.9 million at December 31, 2013.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure.  ASU 2014-04 clarifies that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 – Cash and Due from Banks
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2013, was $0.
As discussed in Note 1 of the Notes to Consolidated Financial Statements, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  Accordingly, domestic certificates of deposit with maturities of greater than 90 days totaling $13.5 million, $13.5 million, and $12.0 million at December 31, 2013, 2012, and 2011 respectively, have been excluded from cash and cash equivalents in the Statement of Cash Flows.

NOTE 3 -  Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2013	2012
Interest bearing deposits at Federal Reserve Bank (FRB)	$51,923	$90,224
Interest bearing deposits at Federal Home Loan Bank (FHLB)	329	144
Domestic certificates of deposit at other institutions	13,500	13,500
Other interest bearing deposits at other institutions	227	10,111
Total	$65,979	$113,979

NOTE 4 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$168,922	$103	$323	$168,702
Municipal securities	19,825	378	54	20,149
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	55,798	1,000	20	56,778
Preferred stock	2,999	35	—	3,034
Total securities available for sale	$247,569	$1,516	$397	$248,688
Securities held to maturity
Municipal securities	$2,208	$153	$—	$2,361
Total securities held to maturity	$2,208	$153	$—	$2,361
December 31, 2012
Securities available for sale
U.S. Treasury and government sponsored entities	$123,959	$455	$—	$124,414
Municipal securities	21,124	613	9	21,728
U.S. Agency mortgage-backed securities	35	1	—	36
Corporate bonds	52,951	1,081	50	53,982
Preferred stock	3,524	234	—	3,758
Total securities available for sale	$201,593	$2,384	$59	$203,918
Securities held to maturity
Municipal securities	$2,749	$229	$—	$2,978
Total securities held to maturity	$2,749	$229	$—	$2,978

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$122,560	$323	$—	$—	$122,560	$323
Municipal Securities	5,613	54	—	—	5,613	54
Corporate Bonds	6,051	20	—	—	6,051	20
Total	$134,224	$397	$—	$—	$134,224	$397
2012:
Securities Available for Sale
Municipal Securities	$1,265	$9	$—	$—	$1,265	$9
Corporate Bonds	9,541	50	—	—	9,541	50
Total	$10,806	$59	$—	$—	$10,806	$59

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities in both periods were caused by changes in interest rates.  At December 31, 2013 and 2012, there were twenty-six and six available-for-sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were no securities with unrealized losses at December 31, 2013 and 2012 that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2013 and 2012, $46.8 million and $42.7 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2013, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$26,034	$26,071	0.98%
1-5 years	142,888	142,631	0.76%
Total	$168,922	$168,702	0.79%
U.S. Agency mortgage-backed securities
5-10 years	$25	$25	4.15%
Total	$25	$25	4.15%
Corporate bonds
Within 1 year	$5,198	$5,200	1.08%
1-5 years	48,600	49,597	1.68%
5-10 years	2,000	1,981	1.04%
Total	$55,798	$56,778	1.60%
Preferred stock
Over 10 years	$2,999	$3,034	5.61%
Total	$2,999	$3,034	5.61%
Municipal securities
Within 1 year	$6,335	$6,353	1.52%
1-5 years	10,296	10,420	2.84%
5-10 years	5,402	5,737	4.78%
Total	$22,033	$22,510	2.93%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2013, 2012, and 2011, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2013
Available for sale securities	$23,514	$333	$—
2012
Available for sale securities	$35,466	$336	$—
2011
Available for sale securities	$21,382	$419	$—

A summary of interest income for the years ending December 31, 2013, 2012, and 2011 on available for sale investment securities is as follows:

(In Thousands)	2013	2012	2011
US Treasury and government sponsored entities	$898	$941	$1,637
U.S. Agency mortgage-backed securities	1	2	3
Other	1,136	1,280	951
Total taxable interest income	$2,035	$2,223	$2,591
Municipal securities	$568	$573	$506
Total tax-exempt interest income	$568	$573	$506
Total	$2,603	$2,796	$3,097

NOTE 5 - Loans Held for Sale
The Company purchases residential loans from our mortgage affiliate, RML.  The Company then sells these loans in the secondary market.  The Company purchased $156.5 million and sold $156.9 million in loans in 2013.  The Company purchased $242.5 million and sold $258.7 million in loans in 2012.

NOTE 6 -  Loans
The composition of the loan portfolio as of the periods indicated is as follows:

	December 31, 2013		December 31, 2012
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$300,338	39.0%	$273,432	38.8%
Real estate construction one-to-four family	30,161	3.9%	32,573	4.6%
Real estate construction other	32,599	4.2%	21,061	3.0%
Real estate term owner occupied	91,098	11.8%	78,107	11.1%
Real estate term non-owner occupied	255,324	33.2%	234,643	33.3%
Real estate term other	29,976	3.9%	31,809	4.5%
Consumer secured by 1st deeds of trust	16,483	2.1%	17,714	2.5%
Consumer other	18,058	2.3%	18,305	2.6%
Subtotal	$774,037		$707,644
Less: Unearned origination fee,
net of origination costs	(4,021)	(0.5)%	(3,431)	(0.5)%
Total loans	$770,016		$704,213

The Company’s primary market areas are Anchorage, the Matanuska-Susitna Valley, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2013,  approximately 71% of the Company’s loans are secured by real estate, and approximately 29% are for general commercial uses, including professional, retail, and small businesses.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.
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

Pass grade loans – 1 through 6: The borrower demonstrates sufficient cash flow to fund debt service, including acceptable profit margins, cash flows, liquidity and other balance sheet ratios. Historic and projected performance indicates that the borrower is able to meet obligations under most economic circumstances.  The company has competent management with an acceptable track record.  The category does not include loans with undue or unwarranted credit risks that constitute identifiable weaknesses.
Special Mention – 7:  A "special mention" credit has weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of either the repayment prospects for the asset or the Bank's credit position at some future date.  Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Loans are currently protected, but are weak due to negative trends in the balance sheet and income statement.  Current cash flow may be insufficient to meet debt service, with prospects that the condition may not be temporary.  Profitability and key balance sheet ratios are below peers.  There is a lack of effective control over collateral or there are documentation deficiencies as well as a potential risk of payment default.  Collateral coverage is minimal in gross dollars or due to quality issues.  Financial information may be inadequate to show the recent condition of borrower.  The loan would not be approved as a new credit, and new loans would not be granted.  Management may not be adequately qualified or may have very limited prior experience with similar activities or markets.  The ability of management to cope with current conditions is questionable.  Internal conflict and turnover in key positions may be present.  Succession is unclear.  The borrower's asset quality is below average.  The capital base may be insufficient to cover capital losses.  Leverage is above average or increasing.  The industry outlook is generally negative but there are reasonable expectations of a turnaround within 12-18 months.  The firm may be new, resulting in competitive deficiencies in comparison to the older, more established firms in the industry.  Over-capacity may be evident in the industry.  Collateral and guarantor strength are comparable to Management Attention-6, but agings and certifications of accounts receivable and inventory are required and are not being provided on a regular basis.
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
Doubtful – 9:  An asset classified "doubtful" has all the weaknesses inherent in one that is classified "substandard-8" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.  The loan has substandard characteristics, and available information suggests that it is unlikely that the loan will be repaid in its entirety.  Cash flow is insufficient to service debt.  The company has had a series of substantial losses.  If the current material adverse trends continue, it is unlikely the borrower will have the ability to meet the terms of the loan agreement.  It may be difficult to predict the exact amount of loss, but the probability of some loss is greater than 50%.  Loans are to be placed on non-accrual status when any portion is classified as doubtful.  Non-accrual loans would not be classified "doubtful" as long as the collateral appears adequate to retire the outstanding balance.  Management is clearly unable to address problems and meet commitments, and there is little expectation either of improvement or for sustaining the relationship with current management. The company is highly illiquid with excessive leverage.  Key balance sheet ratios are at unacceptable levels, and downturn is severe.  Timing of recovery is undeterminable.  The company is unable to compete; collateral and guarantees provide limited support.
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
The loan portfolio segmented by risk class at December 31, 2013 and 2012, respectively, is shown below:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2013
AQR Pass	$293,803	$28,227	$31,633	$84,191	$251,384	$28,684	$15,877	$17,694	$751,493
AQR Special Mention	6,022	1,934	966	6,235	2,620	—	397	196	18,370
AQR Substandard	513	—	—	672	1,320	1,292	209	168	4,174
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Less: Unearned origination fees, net of origination costs									(4,021)
Total loans									$770,016
December 31, 2012
AQR Pass	$265,562	$28,780	$21,061	$73,985	$230,010	$28,304	$16,911	$17,817	$682,430
AQR Special Mention	6,064	1,282	—	2,522	2,546	126	620	238	13,398
AQR Substandard	1,597	2,511	—	1,600	2,087	3,379	183	250	11,607
AQR Doubtful	189	—	—	—	—	—	—	—	189
AQR Loss	20	—	—	—	—	—	—	—	20
Subtotal	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Less: Unearned origination fees, net of origination costs									(3,431)
Total loans									$704,213
Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs.  Loan balances are charged-off to the Allowance when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement.  Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.

Nonaccrual loans totaled $1.8 million and  $4.5 million December 31, 2013 and December 31, 2012, respectively. Interest income which would have been earned on nonaccrual loans for 2013, 2012, and 2011 amounted to $188,000, $453,000, and $734,000, respectively.  Additionally, the Company recognized interest income of $250,000, $344,000, and $270,000 in 2013, 2012, and 2011, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	December 31, 2013	December 31, 2012
Commercial	$222	$1,214
Real estate construction one-to-four family	—	1,264
Real estate construction other	—	—
Real estate term owner occupied	—	—
Real estate term non-owner occupied	151	185
Real estate term other	1,136	1,451
Consumer secured by 1st deeds of trust	187	183
Consumer other	119	234
Total	$1,815	$4,531

There were no past due loans greater than 90 days and still accruing interest at December 31, 2013 and 2012, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
December 31, 2013
AQR Pass	$672	$—	$—	$127	$799	$750,694	$751,493
AQR Special Mention	385	—	—	—	385	17,985	18,370
AQR Substandard	—	—	—	1,688	1,688	2,486	4,174
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,057	$—	$—	$1,815	$2,872	$771,165	$774,037
Less: Unearned origination fees, net of origination costs							(4,021)
Total							$770,016
December 31, 2012
AQR Pass	$401	$—	$—	$—	$401	$682,029	$682,430
AQR Special Mention	534	—	—	596	1,130	12,268	13,398
AQR Substandard	—	—	—	3,726	3,726	7,881	11,607
AQR Doubtful	—	—	—	189	189	—	189
AQR Loss	—	—	—	20	20	—	20
Subtotal	$935	$—	$—	$4,531	$5,466	$702,178	$707,644
Less: Unearned origination fees, net of origination costs							(3,431)
Total							$704,213

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

At December 31, 2013 and 2012, the recorded investment in loans that are considered to be impaired was $8.8 million and $13.1 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2013 and 2012:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded
Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied- AQR pass	512	512	—
Real estate term owner occupied- AQR special mention	484	484	—
Real estate term owner occupied- AQR substandard	672	672	—
Real estate term non-owner occupied- AQR special mention	786	786	—
Real estate term non-owner occupied- AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer other - AQR substandard	65	65	—
Subtotal	$8,565	$8,989	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$186	$186	$11
Subtotal	$186	$186	$11

Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner-occupied - AQR pass	512	512	—
Real estate term owner-occupied - AQR special mention	484	484	—
Real estate term owner-occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Consumer other - AQR substandard	65	65	—
Total	$8,751	$9,175	$11

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded
Commercial - AQR pass	$53	$53	$—
Commercial - AQR special mention	332	332	—
Commercial - AQR substandard	981	1,064	—
Real estate construction one-to-four family - AQR special mention	470	470	—
Real estate construction other - AQR pass	2,748	2,748
Real estate term owner occupied - AQR special mention	1,083	1,083	—
Real estate term non-owner occupied - AQR special mention	555	555	—
Real estate term non-owner occupied - AQR substandard	1,705	1,705	—
Real estate term other - AQR special mention	126	205	—
Real estate term other - AQR substandard	3,379	3,659	—
Consumer secured by 1st deeds of trust - AQR pass	93	93	—
Consumer other - AQR doubtful	158	240	—
Subtotal	$11,683	$12,207	$—

With an allowance recorded
Commercial - AQR substandard	$427	$427	$284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR doubtful	794	794	215
Subtotal	$1,410	$1,410	$659

Commercial - AQR pass	$53	$53	$—
Commercial - AQR special mention	332	332	—
Commercial - AQR substandard	1,408	1,491	284
Commercial - AQR doubtful	189	189	160
Real estate construction one-to-four family - AQR special mention	470	470	—
Real estate construction one-to-four family - AQR doubtful	794	794	215
Real estate construction other - AQR pass	2,748	2,748	—
Real estate term owner occupied - AQR special mention	1,083	1,083	—
Real estate term non-owner occupied - AQR special mention	555	555	—
Real estate term non-owner occupied - AQR substandard	1,705	1,705	—
Real estate term other - AQR special mention	126	205	—
Real estate term other - AQR substandard	3,379	3,659	—
Consumer secured by 1st deeds of trust - AQR pass	93	93	—
Consumer other - AQR doubtful	158	240	—
Total	$13,093	$13,617	$659

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2013 and 2012, respectively:

Year Ended December 31,	2013		2012
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$138	$13	$330	$20
Commercial - AQR special mention	366	36	279	19
Commercial - AQR substandard	710	28	926	19
Commercial - AQR doubtful	—	—	509	—
Commercial - AQR loss	—	—	28	—
Real estate construction one-to-four family - AQR pass	118	—	—	—
Real estate construction one-to-four family - AQR special mention	411	6	118	—
Real estate construction other - AQR pass	2,238	—	2,105	—
Real estate construction other - AQR special mention	413	58	—	—
Real estate term owner occupied- AQR pass	389	35	—	—
Real estate term owner occupied- AQR special mention	859	66	664	41
Real estate term owner occupied- AQR substandard	337	18	—	—
Real estate term owner occupied- AQR doubtful	—	—	93	—
Real estate term owner occupied- AQR loss	100	5	—	—
Real estate term non-owner occupied- AQR pass	90	6	1,216	95
Real estate term non-owner occupied- AQR special mention	842	83	340	22
Real estate term non-owner occupied- AQR substandard	1,340	78	1,185	98
Real estate term other - AQR pass	—	—	40	6
Real estate term other - AQR special mention	—	—	623	33
Real estate term other - AQR substandard	1,440	20	2,047	66
Consumer secured by 1st deeds of trust - AQR pass	90	5	95	5
Consumer secured by 1st deeds of trust - AQR special mention	21	1	—	—
Consumer other - AQR pass	—	—	102	5
Consumer other - AQR special mention	—	—	—	—
Consumer other - AQR substandard	148	3	63	—
Subtotal	$10,050	$461	$10,763	$429

With an allowance recorded
Commercial - AQR pass	$—	$—	$66	$—
Commercial - AQR special mention	—	—	147	—
Commercial - AQR substandard	109	—	163	—
Commercial - AQR doubtful	64	—	208	—
Commercial - AQR loss	46	—	158	—
Real estate construction one-to-four family - AQR substandard	382	—	667	—
Real estate construction one-to-four family - AQR doubtful	—	—	202	—
Real estate term other - AQR substandard	—	—	1,077	7
Real estate term other - AQR doubtful	—	—	59	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	88	—
Consumer secured by 1st deeds of trust - AQR substandard	194	—	—	—
Consumer other - AQR substandard	40	—	13	—
Subtotal	$835	$—	$2,848	$7

Total
Commercial - AQR pass	$138	$13	$396	$20
Commercial - AQR special mention	366	36	426	19
Commercial - AQR substandard	819	28	1,089	19
Commercial - AQR doubtful	64	—	717	—
Commercial - AQR loss	46	—	186	—
Real estate construction one-to-four family - AQR pass	118	—	—	—
Real estate construction one-to-four family - AQR special mention	411	6	118	—
Real estate construction one-to-four family - AQR substandard	382	—	667	—
Real estate construction one-to-four family - AQR doubtful	—	—	202	—
Real estate construction other - AQR pass	2,238	—	2,105	—
Real estate construction other - AQR special mention	413	58	—	—
Real estate term owner-occupied - AQR pass	389	35	—	—
Real estate term owner-occupied - AQR special mention	859	66	664	41
Real estate term owner-occupied - AQR substandard	337	18	—	—
Real estate term owner-occupied - AQR doubtful	—	—	93	—
Real estate term owner-occupied - AQR loss	100	5	—	—
Real estate term non-owner occupied - AQR pass	90	6	1,216	95
Real estate term non-owner occupied - AQR special mention	842	83	340	22
Real estate term non-owner occupied - AQR substandard	1,340	78	1,185	98
Real estate term other - AQR pass	—	—	40	6
Real estate term other - AQR special mention	—	—	623	33
Real estate term other - AQR substandard	1,440	20	3,124	73
Real estate term other - AQR doubtful	—	—	59	—
Consumer secured by 1st deeds of trust - AQR pass	90	5	183	5
Consumer secured by 1st deeds of trust - AQR special mention	21	1	—	—
Consumer secured by 1st deeds of trust - AQR substandard	194	—	—	—
Consumer other - AQR pass	—	—	102	5
Consumer other - AQR special mention	—	—	—	—
Consumer other - AQR substandard	188	3	76	—
Total Impaired Loans	$10,885	$461	$13,611	$436
Loans classified as troubled debt restructurings (“TDR”) totaled $7.9 million and  $12.1 million at December 31, 2013 and December 31, 2012, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents December 31, 2013 balances of loans that were restructured during 2013:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Real estate construction one-to-four family - AQR special mention	$353	$—	$353
Real estate owner occupied - AQR special mention	282	—	282
Subtotal	$635	$—	$635
Existing Troubled Debt Restructurings	6,000	1,277	7,277
Total	$6,635	$1,277	$7,912

The following table presents December 31, 2013 balances of loans that were restructured during 2013 by concession (terms modified):

(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Real estate construction one-to-four family - AQR special mention	1	$—	$—	$353	$—	$353
Real estate term owner occupied - AQR special mention	1	—	283	—	—	283
Total	2	$—	$283	$353	$—	$636
Post-Modification Outstanding Recorded Investment:
Real estate construction one-to-four family - AQR special mention	1	$—	$—	$353	$—	$353
Real estate term owner occupied - AQR special mention	1	—	282	—	—	282
Total	2	$—	$282	$353	$—	$635

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2013.  There were no charge offs on loans that were later classified as TDRs in 2013 or 2012. There were two charge offs totaling $280,000 in December 31, 2012 on loans that were later classified as TDRs in the real estate term category.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at December 31, 2013. Five TDRs with a total recorded investment of $1.4 million had a specific impairment amount totaling $659,000 at December 31, 2012.

The following table presents loans that were restructured during 2013, 2012, and 2011, respectively, that also defaulted subsequent to restructuring in those same periods:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR special mention	—	$—	—	$—	$—	$—
Commercial - AQR substandard	—	—	2	300	—	—
Real estate construction one-to-four family - AQR substandard	—	—	1	794	—	—
Real estate term owner occupied - AQR special mention	—	—	—	—	—	—
Real estate term non-owner occupied - AQR substandard	—	—	1	846	—	—
Real estate term other - AQR substandard	—	—	1	1,044	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	1	93	—	—
Total	—	$—	6	$3,077	$—	$—

At December 31, 2013 and December 31, 2011, the Company had no TDRs that subsequently defaulted within the twelve month periods ending December 31, 2013 and December 31, 2011.  At December 31, 2012, $2.2 million of these restructured loans are classified as nonaccrual loans. The remaining $923,000 in TDRs that defaulted in 2012 are not past due and are accruing interest at December 31, 2012.
At December 31, 2013 and 2012, there were no loans pledged as collateral to secure public deposits.
At December 31, 2013 and 2012, the Company serviced $93.8 million and $89.0 million of loans, respectively, which had been sold to various investors without recourse.  At December 31, 2013 and 2012, the Company held $714,000 and $648,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions follows:

(In Thousands)	2013	2012
Balance, beginning of the year	$373	$402
Loans made	2,439	210
Repayments	476	239
Balance, end of year	$2,336	$373

The Company’s unfunded loan commitments to these directors or their related interests on December 31, 2013 and 2012, were $0 and $136,000, respectively.

NOTE 7 -  Allowance for Loan Losses
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
Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following tables detail activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(1,018)	—	—	—	—	—	(14)	(164)	—	(1,196)
Recoveries	1,049	77	79	—	488	—	—	12	—	1,705
Provision (benefit)	(560)	(549)	134	142	(256)	(2)	(8)	154	310	(635)
Balance, end of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$11	$—	$—	$11
Balance, end of period:
Collectively evaluated
for impairment	$5,779	$557	$539	$1,583	$4,297	$537	$311	$390	$2,278	$16,271
2012
Balance, beginning of period	$6,783	$468	$1,169	$1,272	$2,975	$788	$374	$418	$2,256	$16,503
Charge-Offs	(496)	—	—	(274)	—	(280)	—	(122)	—	(1,172)
Recoveries	2,518	48	—	—	—	50	—	20	—	2,636
Provision (benefit)	(2,497)	513	(843)	443	1,090	(19)	(30)	72	(288)	(1,559)
Balance, end of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Balance, end of period:
Individually evaluated
for impairment	$444	$215	$—	$—	$—	$—	$—	$—	$—	$659
Balance, end of period:
Collectively evaluated
for impairment	$5,864	$814	$326	$1,441	$4,065	$539	$344	$388	$1,968	$15,749

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2013
Balance, end of period	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Balance, end of period:
Individually evaluated
for impairment	$838	$353	$2,520	$1,668	$1,741	$1,292	$274	$65	$8,751
Balance, end of period:
Collectively evaluated
for impairment	$299,500	$29,808	$30,079	$89,430	$253,583	$28,684	$16,209	$17,993	$765,286
December 31, 2012
Balance, end of period	$273,432	$32,573	$21,061	$78,107	$234,643	$31,809	$17,714	$18,305	$707,644
Balance, end of period:
Individually evaluated
for impairment	$2,452	$794	$2,748	$1,083	$2,260	$3,505	$93	$158	$13,093
Balance, end of period:
Collectively evaluated
for impairment	$270,980	$31,779	$18,313	$77,024	$232,383	$28,304	$17,621	$18,147	$694,551

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2013
Individually evaluated for impairment
AQR Substandard	$11	$—	$—	$—	$—	$—	$—	$11	$—	$—
Collectively evaluated for impairment:
AQR Pass	13,325	5,482	527	537	1,381	4,225	537	274	362	—
AQR Special Mention	586	278	30	2	202	30	—	36	8	—
AQR Substandard	82	19	—	—	—	42	—	1	20	—
Unallocated	2,278	—	—	—	—	—	—	—	—	2,278
	$16,282	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278
December 31, 2012
Individually evaluated for impairment:
AQR Substandard	$284	$284	$—	$—	$—	$—	$—	$—	$—	$—
AQR Doubtful	374	160	214	—	—	—	—	—	—	—
Collectively evaluated for impairment:
AQR Pass	12,930	5,520	711	326	1,242	3,961	539	280	351	—
AQR Special Mention	490	321	16	—	51	34	—	56	12	—
AQR Substandard	362	23	88	—	148	70	—	8	25	—
Unallocated	1,968	—	—	—	—	—	—	—	—	1,968
	$16,408	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2013, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2013 or 2012, respectively, and there were no restructured purchased receivables in 2013, 2012, or 2011.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2013, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2013	2012
Purchased receivables	$16,298	$19,345
Reserve for purchased receivable losses	(273)	(323)
Total	$16,025	$19,022

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2013	2012
Balance at beginning of period	$323	$—
Charge-offs	(150)	(34)
Recoveries	—	—
Charge-offs net of recoveries	(150)	(34)
Reserve of purchased receivables	100	357
Balance at end of period	$273	$323

The Company recorded one partial charge-off for $150,000 in 2013. The remaining purchased receivables related to this relationship are not past due and are currently performing.

NOTE 9 - Premises & Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2013	2012
Land		$3,201	$3,201
Furniture and equipment	3-7 years	9,988	9,389
Tenant improvements	2-15 years	6,776	6,771
Buildings	39 years	27,090	25,661
Total Premises and Equipment		47,055	45,022
Accumulated depreciation and amortization		(18,731)	(17,114)
Total Premises and Equipment, Net		$28,324	$27,908

Depreciation expense and amortization of leasehold improvements was $1.8 million, $1.7 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 10 - Other Real Estate Owned
At December 31, 2013 and 2012, the Company held $2.4 million and $4.5 million, respectively, as OREO.  The following table details net operating expense related to OREO for the periods indicated:

(In Thousands)	2013	2012	2011
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$142	$701	$335
Impairment on OREO	112	469	92
Rental income on OREO	(26)	(35)	(248)
Gains on sale of OREO	(288)	(46)	(889)
Total	($60)	$1,089	($710)

NOTE 11 - Goodwill, Intangible and Other Assets
A summary of intangible assets and other assets is as follows:

(In Thousands)	2013	2012
Intangible assets:
Goodwill	$7,525	$7,525
Core deposit intangible	214	328
NBG customer relationships	203	317
Total	$7,942	$8,170
Other assets:
Investment in Low Income Housing Partnerships	$15,681	$5,974
Deferred taxes, net	8,776	9,991
Investment in RML Holding Company	5,953	6,153
Bank owned life insurance	2,678	2,726
Taxes receivable	1,526	1,432
Investment in PWA	1,484	1,575
Prepaid expenses	1,393	4,388
Note receivable from ECCM	339	339
Investment in ECCM	74	36
Investment in ECIA	61	56
Other assets	2,701	2,219
Total	$40,666	$34,889

Prepaid expenses were $1.4 million and $4.4 million at December 31, 2013 and 2012, respectively.  Prepaid expenses included $0 and $3.5 million in prepaid FDIC assessments at December 31, 2013 and 2012, respectively.  In accordance with FDIC regulations, the Company prepaid its FDIC insurance premiums for the fiscal year ending Decembers 31, 2012.
As part of the stock acquisition of Alaska First in October 2007, the Company recorded $1.8 million of goodwill and $1.3 million of CDI for the acquisition of Alaska First stock.  The Company is amortizing the CDI related to the Alaska First acquisition using the sum of years’ digits method over the estimated useful life of 10 years.
The Company performed its annual goodwill impairment testing at December 31, 2013 and 2012 in accordance with the policy described in Note 1 to the financial statements.  At December 31, 2013, the Company performed its annual impairment test using the qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the Company's trend of decreasing net interest margin, decreased income from our mortgage affiliate, and, while there has been a recovery in recent years, the general decline in stock prices for financial institutions as compared to pre-2008 stock prices. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds the carrying value at December 31, 2013 and that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $228,000, $252,000, and $275,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  Accumulated amortization for intangible assets was $6.2 million and $5.9 million at December 31, 2013 and 2012, respectively.

The future amortization expense required on these assets is as follows:

(In Thousands)
2014	$204
2015	153
2016	42
2017	18
2018	—
Thereafter	—
Total	$417

Affiliates: The Company applies the equity method of accounting for the following affiliates:

•
The Company owns a 43% equity interest in ECCM, an investment advisory services company.  ECCM began active operations in the fourth quarter of 2002 and had operating losses since that time through 2012. In 2013, ECCM had net income of $100,000.  In addition to its ownership interest, the Company provides ECCM with a line of credit that has a committed amount of $500,000 and an outstanding balance of $339,000 as of December 31, 2013.

•	The Company owns a 23% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 43% interest in ECIA, an insurance agency that offers annuity and other insurance products.

•
The Company owns a 24% interest in the profits of RML, a residential mortgage holding company.  In addition to its ownership interest, the Company provides RML with two lines of credit that have committed amounts of $18.0 million and outstanding balances of $9.6 million as of December 31, 2013.  Additionally, the Company purchased $156.5 million and $242.5 million in loans from RML in 2013 and 2012.

Below is summary balance sheet and income statement information for RML.

(In Thousands, Unaudited)	2013	2012
Assets
Cash	$11,852	$13,547
Loans held for sale	24,807	59,840
Other assets	14,084	15,777
Total Assets	$50,743	$89,164
Liabilities
Lines of credit	$21,949	$56,932
Other liabilities	5,652	7,481
Total Liabilities	27,601	64,413
Shareholders' Equity	23,142	24,751
Total Liabilities and Shareholders' Equity	$50,743	$89,164
Income/expense
Gross income	$22,224	$31,113
Total expense	18,313	20,033
Joint venture allocations	555	84
Net Income	$4,466	$11,164

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that PWA, RML, and ECIA are not VIEs.  The Company has determined that ECCM is a VIE.  However, the Company does not have a controlling interest in ECCM.  The Company determined that ECCM is a VIE based on the fact that the Company provides ECCM with a line of credit for which the majority owner of ECCM provides additional subordinated financial support in the form of a 50% guarantee.  This line of credit has a committed amount of $500,000 and an outstanding balance of $339,000 as of December 31,

2013.  Furthermore, ECCM does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses through 2012 and its resulting lack of equity.  As such, it appears that ECCM cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP.  However, the Company has determined that it does not have a controlling interest in ECCM based on the following facts and circumstances:

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
The Company has the obligation to absorb losses of ECCM up to its ownership percentage of 43%.  There are no caps or guarantees on returns, and there are no protections to limit any investor’s share of losses.  Additionally, the Company provides ECCM with a $500,000 line of credit.  This line includes a 50% personal guarantee by the majority owner of ECCM.  Therefore, the Company does have the obligation to absorb losses and the right to receive benefits that could be significant to ECCM and which, as a result of its exposure to 50% of any losses incurred on the line of credit that the Company has extended to ECCM, may be greater than the Company’s 43% ownership therein.
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
While the Company also provides a line of credit to RML, which is also guaranteed by the other owners of RML, RML has other available lines of credit with unrelated financial institutions which have been in place for many years.  Additionally, RML has a history of profitability and has sufficient capital to support its operations.  RML had $23.1 million in equity, $50.7 million in assets and net income of $4.5 million as of and for the year ended December 31, 2013.  As such, the total equity investment in the entity, which is provided by the Company and the other owners, is adequate to finance the activities of RML.  Therefore, the Company has concluded that RML is not a VIE.
Low Income Housing Partnerships: The table below shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $969,000, $921,000, and $902,000 in 2013, 2012, and 2011, respectively.  The Company expects to fund its remaining $11.0 million in commitments on these investments through 2029.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4	March 2013	17	$10,675	($909)	$9,766
WNC	December 2012	16	2,500	(1,219)	1,281
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$22,175	($11,128)	$11,047

NOTE 12 -  Deposits
Deposits    : At December 31, 2013, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

(In Thousands)
2014	$55,355
2015	17,187
2016	12,855
2017	721
2018	107
Thereafter	—
Total	$86,225

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had $0 and $155,000 in CDARS certificates of deposits at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.  At December 31, 2013 and 2012, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2013 and 2012, the Company held $12.5 million and $11.4 million, respectively, in deposits for related parties, including directors, executive officer, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2013	2012	2011
Interest-bearing demand accounts	$54	$73	$111
Money market accounts	338	432	591
Savings accounts	485	503	622
Certificates of deposit greater than $100,000	236	386	620
Certificates of deposit less than $100,000	128	288	782
Total	$1,241	$1,682	$2,726

NOTE 13 - Borrowings
The Company has a line of credit with the FHLB of Seattle approximating 13% of eligible assets, or $155.6 million at December 31, 2013.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Additional advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has an outstanding FHLB CIP advance of $2.2 million as of December 31, 2013 that was originated on March 22, 2013 and is included in long term borrowings. This advance was originated to match fund a loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate; it has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower. The Company did not have any outstanding FHLB advances at December 31, 2012.
The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million.  At December 31, 2013, the outstanding balance on this loan is $4.3 million.  This is an amortizing loan and has a maturity date of April 1, 2014 and an interest rate of 5.95% as of December 31, 2013.

The Federal Reserve Bank is holding $89.9 million of loans as collateral to secure available borrowing lines through the discount window of $60.9 million at December 31, 2013.  There were no discount window advances outstanding at December 31, 2013 and 2012.  The Company paid less than $1,000 in 2013 and 2012 in interest on this agreement.
Securities sold under agreements to repurchase were $21.1 million and $19.0 million, respectively, for December 31, 2013 and 2012.  The Company was paying 0.08% and 0.25% on these agreements at December 31, 2013 and 2012, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2013 and 2012 was $19.4 million and $16.5 million, respectively, and the maximum outstanding at any month-end was $24.0 million and $22.6 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.
The Company had no other borrowings at December 31, 2013 and 2012.
The future principal payments that are required on the Company’s borrowings as of December 31, 2013, are as follows:

(In Thousands)
2014	$4,364
2015	45
2016	46
2017	48
2018	50
Thereafter	1,974
Total	$6,527

The Company recognized interest expense of $340,000, $329,000, and $352,000 in 2013, 2012, and 2011, respectively. The average interest rate paid rate on long term debt in the same periods was 5.13%, 5.95%, and 5.95%, respectively.

NOTE 14 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 3.39% at December 31, 2013.  The interest cost to the Company on these debentures was $278,000, $292,000, and $281,000 in 2013, 2012, and 2011, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.61% at December 31, 2013.  The interest cost to the Company on these debentures was $167,000, $186,000, and $171,000 in 2013, 2012, and 2011, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 15 - Employee Benefit Plans
On July 1, 1992, the Northrim Bank implemented a profit sharing plan, including a provision designed to qualify the plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may participate in the plan if they work more than 1,000 hours per year.  Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and Northrim Bank provides for a mandatory $0.25 match for each $1.00 contributed by an employee up to 6% of the employee’s salary.  Northrim Bank may increase the matching contribution at the discretion of the Board of Directors.  The plan also allows Northrim Bank to make a discretionary contribution on behalf of eligible employees based on their length of service to Northrim Bank.
To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement.  Northrim Bank expensed $673,000, $620,000, and $721,000, in 2013, 2012, and 2011, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.
On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $220,000, $302,000, and $335,000, in 2013, 2012, and 2011, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2013 and 2012, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.5 million and $3.1 million, respectively.
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  In 2013, 2012 and 2011, Northrim Bank recognized increases in its liability of $99,000, $330,000, and $132,000, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2013 and 2012, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.2 million and $1.5 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $858,000 and  $894,000 for 2013 and 2012, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 16 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $667,000, $957,000, and $953,000 in 2013, 2012, and 2011, respectively.  Required minimum rentals on non-cancelable leases as of December 31, 2013, are as follows:

(In Thousands)
2014	$635
2015	594
2016	474
2017	388
2018	347
Thereafter	6,332
Total	$8,770

Rental income under leases was $108,000, $773,000 and $776,000 in 2013, 2012, and 2011, respectively.  There are no future required minimum rentals on non-cancelable leases as of December 31, 2013.
Employee benefit plans: The Company is self-insured for medical, dental, and vision plan benefits provided to employees.  The Company has obtained stop-loss insurance to limit total medical claims in any one year to $125,000 per covered individual and $1 million for all medical claims incurred by an individual.  The Company has established a liability for outstanding incurred but unreported claims.  While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
Legal proceeding: The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business.  In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, and cash flows.
Financial Instruments with Off-Balance-Sheet Risk: In the ordinary course of business, the Company enters into various types of transactions that involve financial instruments with off-balance sheet risk.  These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets.  These transactions may involve to varying degrees credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets.  Management does not anticipate any loss as a result of these commitments.
The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit.  The Company applies the same credit standards to these contracts as it uses in its lending process.

(In Thousands)	2013	2012
Off-balance sheet commitments:
Commitments to extend credit	$187,931	$208,328
Standby letters of credit	$6,463	$22,132
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
The Company has a reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets. The reserve was $96,000 and $87,000 as of December 31, 2013 and 2012, respectively.

Capital Expenditures and Commitments: At December 31, 2013, the Company has capital commitments of $2.2 million related to the planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in 2014.
Pending Acquisition: On October 21, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alaska Pacific. The closing of the transaction is subject to the satisfaction of certain customary conditions, including the receipt of required regulatory approvals and the approval of Alaska Pacific's shareholders. Under the terms of the Merger Agreement, the total consideration to be paid by the Company for all of the shares of Alaska Pacific will be based on the volume weighted average closing price of the Company’s common stock for the 15 trading days ending on the fifth trading day before the completion of the Merger. The maximum aggregate consideration to be paid by the Company in connection with the merger is $13,869,274, and the minimum aggregate consideration payable is $12,513,666. Shareholders of Alaska Pacific will be able to elect to receive such consideration in the form of cash or shares of the Company’s common stock, subject to proration so as to ensure that the total consideration for Alaska Pacific will be roughly evenly split between cash and newly issued Northrim BanCorp, Inc. shares. If the Merger Agreement is terminated due to a willful intentional breach by the Company, we will be required to pay Alaska Pacific a termination fee of $600,000. Alaska Pacific will be required to pay the Company a termination fee of $600,000 under specified circumstances, including Alaska Pacific entering into an agreement with respect to a competing offer or entering into an alternative acquisition within 18 months of the termination of the Merger Agreement due to Alaska Pacific’s shareholders failing to approve the Merger, or Alaska Pacific committing a willful intentional breach of the Merger Agreement.

NOTE 17 -  Derivatives
The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate. The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of the customer’s interest rate swap. The Company has an agreement with its counterparty that contains a provision that provides that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $25.8 million and zero at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, the notional amount of interest rate swaps is made up of two swaps totaling $12.9 million variable to fixed rate swap to a commercial loan customer and two swaps totaling $12.9 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the 2013. Additionally, the Company recognized $180,000 in fee income related to interest rate swaps in 2013 and did not recognize any fee income related to interest rate swaps in 2012 or 2011. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2013 and December 31, 2012:

(In thousands)	Asset Derivatives
		December 31, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$186	$—

(In thousands)	Liability Derivatives
		December 31, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$186	$—

NOTE 18 - Common Stock
Quarterly cash dividends were paid aggregating to $4.2 million, $3.7 million, and $3.3 million, or $0.64 per share, $0.56 per share, and $0.50 per share, in 2013, 2012, and 2011, respectively.  On February 20, 2014, the Board of Directors declared a $0.17 per share cash dividend payable on March 21, 2014, to shareholders of record on March 13, 2014.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2013, there are 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, the Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  No repurchases occurred during 2013 and 2012.

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
Stock Options:  Under the 2010 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted.  Optionees, at their own discretion, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock.  Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from grant.
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

The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2013, 2012, and 2011:

Stock Options:	2013	2012	2011
Grant date fair value	$5.59	$4.42	$4.01
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	2.30%	1.30%	1.40%
Dividend yield rate	2.90%	2.80%	2.83%
Price volatility	28.89%	28.51%	28.56%

The following table summarizes stock options activity during 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2013	203,125	$20.76
Granted	13,843	23.74
Forfeited	—	—
Exercised	(11,482)	14.38
Outstanding at December 31, 2013	205,486	$21.32	4.63

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2013 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2013.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options exercised for the years ended December 31, 2013, 2012, and 2011 was $92,000, $550,000, and $332,000, respectively.
Proceeds from the exercise of stock options and vesting of restricted stock in 2013, 2012, and 2011 were $165,000, $840,000, and $496,000 respectively.  The Company withheld $170,000, $888,000, and $515,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2013, 2012, and 2011, respectively.
For the year ended December 31, 2013, 2012 and 2011, the Company recognized $87,000, $61,000, and $82,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  As of December 31, 2013 there was approximately $130,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.2 years.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

The following table summarizes restricted stock unit activity during 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2013	64,177	$18.96
Granted	21,712	23.74
Vested	(26,771)	18.26
Forfeited	—	—
Outstanding at December 31, 2013	59,118	$21.03	1.93

The total intrinsic value of restricted stock units vested for the years ended December 31, 2013, 2012, and 2011 was $667,000, $556,000, and $567,000, respectively.
For the year ended December 31, 2013,  2012 and 2011, the Company recognized $419,000, $393,000, and $437,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  As of December 31, 2013, there was approximately $875,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.2 years.

NOTE 20 - Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.
Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Management believes, as of December 31, 2013, that the Company and the Bank met all capital adequacy requirements.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain a Tier 1 risk-based capital ratio for the Bank in excess of 10% in 2014, exceeding the FDIC’s “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2013 and 2012, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$168,587	16.61%	$81,198	≥ 8%	$101,497	≥ 10%
Tier I Capital (to risk-weighted assets)	$155,851	15.35%	$40,613	≥ 4%	$60,919	≥ 6%
Tier I Capital (to average assets)	$155,851	13.06%	$47,734	≥ 4%	$59,667	≥ 5%
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$158,820	16.60%	$76,540	≥ 8%	$95,675	≥ 10%
Tier I Capital (to risk-weighted assets)	$146,802	15.34%	$38,280	≥ 4%	$57,419	≥ 6%
Tier I Capital (to average assets)	$146,802	12.99%	$45,205	≥ 4%	$56,506	≥ 5%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$151,308	15.00%	$80,698	≥ 8%	$100,872	≥ 10%
Tier I Capital (to risk-weighted assets)	$138,650	13.75%	$40,335	≥ 4%	$60,502	≥ 6%
Tier I Capital (to average assets)	$138,650	11.68%	$47,483	≥ 4%	$59,354	≥ 5%
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$143,684	15.12%	$76,023	≥ 8%	$95,029	≥ 10%
Tier I Capital (to risk-weighted assets)	$131,748	13.87%	$37,995	≥ 4%	$56,993	≥ 6%
Tier I Capital (to average assets)	$131,748	11.74%	$44,889	≥ 4%	$56,111	≥ 5%

NOTE 21 - Income Taxes
At December 31, 2013 and 2012, the Company had $1.5 million and $1.4 million in total taxes receivable, respectively.  The Company realized $955,000, $896,000, and $879,000 in tax credits related to its investments in low income housing tax credit partnerships for 2013, 2012, and 2011 respectively.  Additionally, in 2012, the Company purchased and utilized $398,000, respectively, in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred (Benefit)	Total Expense
2013:
Federal	$3,227	$1,034	$4,261
State	835	181	1,016
Total	$4,062	$1,215	$5,277
2012:
Federal	$4,169	$750	$4,919
State	1,106	131	1,237
Total	$5,275	$881	$6,156
2011:
Federal	$4,941	($816)	$4,125
State	891	(143)	748
Total	$5,832	($959)	$4,873

The actual expense for 2013, 2012, and 2011, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2013, 2012, and 2011) as follows:

(In Thousands)	2013	2012	2011
Computed “expected” income tax expense	$6,192	$6,864	$5,695
State income taxes, net	660	803	486
Low income housing credits	(955)	(896)	(879)
Other	(620)	(615)	(429)
Total	$5,277	$6,156	$4,873

The components of the net deferred tax asset are as follows:

(In Thousands)	2013	2012	2011
Deferred Tax Asset:
Allowance for loan losses	$6,543	$6,650	$6,750
Loan fees, net of costs	1,653	1,411	1,247
Depreciation and amortization	446	537	636
Other real estate owned	174	1,381	1,159
Deferred Compensation	1,665	1,973	2,059
Other	1,629	1,531	1,597
Total Deferred Tax Asset	$12,110	$13,483	$13,448

Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	($451)	($955)	($197)
Intangible amortization	(1,949)	(1,807)	(1,675)
Other	(934)	(730)	(704)
Total Deferred Tax Liability	($3,334)	($3,492)	($2,576)
Net Deferred Tax Asset	$8,776	$9,991	$10,872
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
As of December 31, 2013, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for the years ended December 31, 2013, 2012, and 2011.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2013, 2012, 2011, and 2010.

NOTE 22  -    Fair Value Measurements
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•
Level 1:  Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•
Level 2:  Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
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
Loans:  Fair values were generally determined by discounting both principal and interest cash flows on pools of loans expected to be collected using a discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the Allowance (see Note 7).  Impaired loans are carried at fair value.  Specific valuation allowances are included in the Allowance.
Purchased receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.  Generally, purchased receivables have a duration of less than one year.
Accrued interest receivable: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
Deposits: The fair value for deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Company's long-term relationships with depositors.

Accrued interest payable: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
Securities sold under repurchase agreements: Fair values for securities sold under repurchase agreements are based on their carrying amounts due to their short duration and repricing frequency.
Borrowings: Due to the short term nature of these instruments, the carrying amount of short-term borrowings reported in the balance sheet approximate the fair value.  Fair values for long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Interest Rate Contracts: Interest rate swap contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate swap positions and has determined that the they are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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
The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation.  These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors.  The Company believes that recording other real estate owned that is not fully constructed based on as if complete values is more appropriate than recording other real estate owned that is not fully constructed using as is values.  We concluded that as-is-complete values are appropriate for these types of projects based on the accounting guidance for capitalization of project costs and subsequent measurement of the value of real estate.  GAAP specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates.  The Company adjusts the carrying value of other real estate owned in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.
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
Estimated fair values as of the periods indicated are as follows:

	December 31, 2013		December 31, 2012
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$99,091	$99,091	$154,813	$154,813
Investment securities	20,487	20,487	—	—

Level 2 inputs:
Investment securities	232,305	232,458	208,634	208,863
Accrued interest receivable	2,729	2,729	2,618	2,618
Interest rate contracts	186	186	—	—

Level 3 inputs:
Loans and loans held for sale, net	765,035	769,570	699,510	696,951
Purchased receivables, net	16,025	16,025	19,022	19,022

Financial liabilities:
Level 2 inputs:
Deposits	$1,003,723	$1,003,816	$970,129	$969,958
Securities sold under repurchase agreements	21,143	21,143	19,038	19,038
Borrowings	6,527	6,448	4,479	4,193
Accrued interest payable	52	52	47	47
Interest rate contracts	186	186	—	—
Level 3 inputs:
Junior subordinated debentures	18,558	15,456	18,558	18,590

Unrecognized financial instruments:
Commitments to extend credit(1)	$187,931	$1,879	$208,328	$2,083
Standby letters of credit(1)	6,463	65	22,132	221
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$168,702	$5,538	$163,164	$—
Municipal securities	20,149	419	19,730	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	56,778	11,496	45,282	—
Preferred stock	3,034	3,034	—	—
Total available for sale securities	$248,688	$20,487	$228,201	$—
Other assets (interest rate contracts)	$186	$—	$186	$—
Liabilities:
Other liabilities (interest rate contracts)	$186	$—	$186	$—
December 31, 2012
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$124,414	$—	$124,414	$—
Municipal securities	21,728	—	21,728	—
U.S. Agency mortgage-backed securities	36	—	36	—
Corporate bonds	53,982	—	53,982	—
Preferred stock	3,758	—	3,758	—
Total	$203,918	$—	$203,918	$—

For 2013 and 2012, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
December 31, 2013
Loans measured for impairment	$187	$—	$—	$187	$11
Other real estate owned	736	—	—	736	112
Total	$923	$—	$—	$923	$123
December 31, 2012
Loans measured for impairment	$105	$—	$—	$105	$39
Other real estate owned	1,536	—	—	1,536	469
Total	$1,641	$—	$—	$1,641	$508

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2013:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	25%
		Cash flows	NA(1)
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	10% - 25%

(1)  Fair value of impaired collateral dependent loans was calculated using contractual cash flows for specific impaired loan.

NOTE 23 - Parent Company Information

Balance Sheets at December 31,	2013	2012
(In Thousands)
Assets
Cash and cash equivalents	$10,121	$8,749
Investment securities available for sale	3,034	3,757
Investment in Northrim Bank	144,799	138,936
Investment in NISC	1,502	1,491
Investment in NCT1	248	248
Investment in NST2	310	310
Due from NISC	341	414
Other assets	2,354	913
Total Assets	$162,709	$154,818
Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	—	—
Total Liabilities	18,558	18,558
Shareholders' Equity
Common stock	6,538	6,512
Additional paid-in capital	54,089	53,638
Retained earnings	82,855	74,742
Accumulated other comprehensive income	669	1,368
Total Shareholders' Equity	144,151	136,260
Total Liabilities and Shareholders' Equity	$162,709	$154,818

Statements of Income for Years Ended:	2013	2012	2011
(In Thousands)
Income
Interest income	$208	$198	$51
Net income from Northrim Bank	13,645	13,950	12,442
Net income from NISC	37	35	17
Other income	170	209	92
Total Income	$14,060	$14,392	$12,602
Expense
Interest expense	459	493	466
Administrative and other expenses	2,387	1,646	1,737
Total Expense	2,846	2,139	2,203
Income Before Benefit from Income Taxes	11,214	12,253	10,399
Benefit from income taxes	(1,111)	(693)	(999)
Net Income	$12,325	$12,946	$11,398

Statements of Cash Flows for Years Ended:	2013	2012	2011
(In Thousands)
Operating Activities:
Net income	$12,325	$12,946	$11,398
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(13,683)	(13,985)	(12,461)
Stock-based compensation	506	454	519
Changes in other assets and liabilities	(60)	79	(852)
Net Cash Used from Operating Activities	(912)	(506)	(1,396)
Investing Activities:
Investment in securities available for sale	525	(2,527)	(999)
Investment in Northrim Bank, NISC, NCT1 & NST2	5,874	7,921	7,040
Net Cash Used from Investing Activities	6,399	5,394	6,041
Financing Activities:
Dividends paid to shareholders	(4,215)	(3,676)	(3,264)
Proceeds from issuance of common stock and excess tax benefits	100	233	171
Net Cash Provided by Financing Activities	(4,115)	(3,443)	(3,093)
Net Increase by Cash and Cash Equivalents	1,372	1,445	1,552
Cash and Cash Equivalents at beginning of year	8,749	7,304	5,752
Cash and Cash Equivalents at end of year	$10,121	$8,749	$7,304

NOTE 24 - Quarterly Results of Operations (Unaudited)

2013 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$12,018	$11,524	$11,440	$11,092
Total interest expense	497	502	511	530
Net interest income	11,521	11,022	10,929	10,562
Provision (benefit) for loan losses	—	(785)	—	150
Other operating income	2,802	3,243	3,702	3,139
Other operating expense	10,702	10,076	9,391	9,697
Income before provision for income taxes	3,621	4,974	5,240	3,854
Provision for income taxes	1,042	1,510	1,635	1,090
Net Income	2,579	3,464	3,605	2,764
Less: Net income attributable to the noncontrolling interest	(102)	(10)	109	90
Net income attributable to Northrim Bancorp	$2,681	$3,474	$3,496	$2,674
Earnings per share, basic	$0.41	$0.53	$0.54	$0.41
Earnings per share, diluted	$0.40	$0.53	$0.53	$0.41

2012 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$11,349	$11,204	$11,123	$11,052
Total interest expense	569	611	627	698
Net interest income	10,780	10,593	10,496	10,354
Provision for loan losses	(300)	(1,437)	89	89
Other operating income	4,343	4,157	3,725	3,207
Other operating expense	10,555	9,992	9,295	9,758
Income before provision for income taxes	4,868	6,195	4,837	3,714
Provision for income taxes	1,588	1,991	1,551	1,026
Net Income	3,280	4,204	3,286	2,688
Less: Net income attributable to the noncontrolling interest	118	138	144	112
Net income attributable to Northrim Bancorp	$3,162	$4,066	$3,142	$2,576
Earnings per share, basic	$0.49	$0.63	$0.49	$0.40
Earnings per share, diluted	$0.48	$0.62	$0.48	$0.39

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
The Company’s registered independent public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report follows below.

ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting which is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2013 and 2012” in the Company’s definitive proxy statement for the 2014 Annual Shareholders’ Meeting and is incorporated into this report by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013,  2012, and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

Exhibits

2.1
Agreement and Plan of Merger dated as of October 21, 2013, by and among Northrim BanCorp, Inc., Northrim Merger Sub, Inc. Northrim Bank, Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on October 22, 2013.)

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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 28, 2013, was $147,934,042.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at February 28, 2014,  was 6,537,652.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.
Northrim BanCorp, Inc.

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2014.
Principal Executive Officer:

By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer, and Chief Operating Officer

R. Marc Langland, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on February 28, 2014, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	Richard L. Lowell
Joseph M. Beedle	David J. McCambridge
Ronald A. Davis	Irene Sparks Rowan
Anthony Drabek	John C. Swalling
David G. Wight

By	/s/ R. Marc Langland
R. Marc Langland
as Attorney-in-fact
February 28, 2014

Investor Information
Annual Meeting

Date:	Thursday, May 15, 2014
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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