Form 10-Q
period 2014-03-31
NORTHRIM BANCORP INC
filed 2014-05-12
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 9, 2014 was 6,827,864.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$33,116	$33,112
Interest bearing deposits in other banks	75,725	65,979

Investment securities available for sale	232,218	248,688
Investment securities held to maturity	2,206	2,208
Total portfolio investments	234,424	250,896

Investment in Federal Home Loan Bank stock	1,818	1,896

Loans held for sale	14,328	11,301
Loans	763,065	770,016
Allowance for loan losses	(16,032)	(16,282)
Net loans	761,361	765,035
Purchased receivables, net	9,900	16,025
Accrued interest receivable	2,934	2,729
Other real estate owned, net	3,443	2,402
Premises and equipment, net	27,794	28,324
Goodwill and intangible assets, net	7,889	7,942
Other assets	45,170	40,666
Total assets	$1,203,574	$1,215,006
LIABILITIES
Deposits:
Demand	$355,043	$363,969
Interest-bearing demand	142,981	143,703
Savings	99,034	94,518
Alaska CDs	112,531	112,702
Money market	202,678	202,606
Certificates of deposit less than $100,000	34,844	35,432
Certificates of deposit greater than $100,000	50,646	50,793
Total deposits	997,757	1,003,723
Securities sold under repurchase agreements	19,886	21,143
Borrowings	2,197	6,527
Junior subordinated debentures	18,558	18,558
Other liabilities	19,246	20,737
Total liabilities	1,057,644	1,070,688
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,537,652 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,538	6,538
Additional paid-in capital	54,196	54,089
Retained earnings	84,391	82,855
Accumulated other comprehensive income	668	669
Total Northrim BanCorp shareholders' equity	145,793	144,151
Noncontrolling interest	137	167
Total shareholders' equity	145,930	144,318
Total liabilities and shareholders' equity	$1,203,574	$1,215,006

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2014	2013
Interest Income
Interest and fees on loans	$10,871	$10,342
Interest on investment securities available for sale	730	659
Interest on investment securities held to maturity	23	29
Interest on deposits in other banks	49	62
Total Interest Income	11,673	11,092
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	440	530
Net Interest Income	11,233	10,562
Provision for loan losses	—	150
Net Interest Income After Provision for Loan Losses	11,233	10,412
Other Operating Income
Employee benefit plan income	876	569
Electronic banking income	500	504
Purchased receivable income	481	702
Service charges on deposit accounts	476	525
Gain on sale of securities	97	218
Equity in earnings (loss) from RML	(131)	242
Other income	435	379
Total Other Operating Income	2,734	3,139
Other Operating Expense
Salaries and other personnel expense	5,920	5,735
Occupancy expense	877	888
Professional and outside services	724	349
Marketing expense	614	447
Amortization of low income housing tax investments	342	245
Equipment expense	298	278
Software expense	260	265
Internet banking expense	200	184
Insurance expense	185	144
Intangible asset amortization expense	52	58
OREO (income) expense, net rental income and gains on sale	(238)	(6)
Other operating expense	1,075	1,110
Total Other Operating Expense	10,309	9,697
Income Before Provision for Income Taxes	3,658	3,854
Provision for income taxes	955	1,090
Net Income	2,703	2,764
Less: Net income attributable to the noncontrolling interest	45	90
Net Income Attributable to Northrim BanCorp	$2,658	$2,674
Earnings Per Share, Basic	$0.41	$0.41
Earnings Per Share, Diluted	$0.40	$0.41
Weighted Average Shares Outstanding, Basic	6,537,652	6,512,455
Weighted Average Shares Outstanding, Diluted	6,629,330	6,590,807
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
2010

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net income	$2,703	$2,764
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains arising during the period	$95	$151
Reclassification of net gains included in net income (net tax expense of
$40 and $90 in 2014 and 2013, respectively)	(57)	(128)
Income tax expense related to unrealized gains	(39)	(63)
Other comprehensive income (loss)	(1)	(40)
Comprehensive income	2,702	2,724
Less: comprehensive income attributable to the noncontrolling interest	45	90
Comprehensive income attributable to Northrim BanCorp	$2,657	$2,634

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2013	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp	—	—	—	12,325	—	—	12,325
Twelve Months Ended December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318

Cash dividend declared	—	—	—	(1,122)	—	—	(1,122)
Stock based compensation expense	—	—	107	—	—	—	107
Exercise of stock options	—	—	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(75)	(75)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(1)	—	(1)
Net income attributable to the noncontrolling interest	—	—	—	—	—	45	45
Net income attributable to Northrim BanCorp	—	—	—	2,658	—	—	2,658
Three Months Ended March 31, 2014	6,538	$6,538	$54,196	$84,391	$668	$137	$145,930

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In Thousands)	2014	2013
Operating Activities:
Net income	$2,703	$2,764
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(97)	(218)
Depreciation and amortization of premises and equipment	420	443
Amortization of software	45	49
Intangible asset amortization	52	58
Amortization of investment security premium, net of discount accretion	(50)	32
Deferred tax liability	155	370
Stock-based compensation	107	112
Excess tax benefits from share-based payment arrangements	—	(10)
Deferral of loan fees and costs, net	(210)	30
Provision for loan losses	—	150
Reserve for purchased receivables	(37)	84
Purchases of loans held for sale	(30,482)	(20,242)
Proceeds from the sale of loans held for sale	27,455	20,493
Gain on sale of other real estate owned	(294)	(21)
Equity in undistributed earnings from mortgage affiliate	148	192
Net changes in assets and liabilities:
Decrease in accrued interest receivable	(205)	(352)
(Increase) decrease in other assets	(4,899)	1,015
Decrease in other liabilities	(1,501)	(2,724)
Net Cash (Used) Provided by Operating Activities	(6,690)	2,225
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(39,125)	(40,951)
Proceeds from sales/maturities of securities available for sale	55,742	23,528
Proceeds from redemption of FHLB stock	78	17
Decrease in purchased receivables, net	6,162	255
Decrease (Increase) in loans, net	5,774	(17,504)
Proceeds from sale of other real estate owned	1,294	201
Decrease in loan to Elliott Cove, net	49	106
Purchases of premises and equipment	(794)	(447)
Net Cash Provided (Used) by Investing Activities	29,180	(34,795)
Financing Activities:
Increase in deposits	(5,966)	(15,216)
Increase in securities sold under repurchase agreements	(1,257)	(5,627)
Increase (decrease) in borrowings	(4,330)	2,196
Distributions to noncontrolling interest	(75)	(104)
Excess tax benefits from share-based payment arrangements	—	10
Cash dividends paid	(1,112)	(975)
Net Cash Used by Financing Activities	(12,740)	(19,716)
Net Increase (Decrease) in Cash and Cash Equivalents	9,750	(52,286)
Cash and Cash Equivalents at Beginning of Period	85,591	141,313
Cash and Cash Equivalents at End of Period	$95,341	$89,027
Supplemental Information:
Income taxes paid	$2	$2
Interest paid	$442	$529
Transfer of loans to other real estate owned	$1,137	$161
Transfer of premises to other real estate owned	$904	$—
Cash dividends declared but not paid	$10	$10

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended March 31, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.  Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
In March 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments to the Codification in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, 2) the component of an entity or group of components of an entity is disposed of by sale, or 3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity may be a reportable segment or an operating segment, a reporting unit, a subsidiary, or an asset group. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2014, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

3. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of March 31, 2014, the Company had two certificates of deposits totaling $13.5 million in another bank with original maturities greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

4. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$159,935	$130	$334	$159,731
Municipal securities	19,423	301	53	19,671
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	48,720	957	7	49,670
Preferred stock	2,999	122	—	3,121
Total securities available for sale	$231,102	$1,510	$394	$232,218
Securities held to maturity
Municipal securities	$2,206	$129	$—	$2,335
Total securities held to maturity	$2,206	$129	$—	$2,335
December 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$168,922	$103	$323	$168,702
Municipal securities	19,825	378	54	20,149
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	55,798	1,000	20	56,778
Preferred stock	2,999	35	—	3,034
Total securities available for sale	$247,569	$1,516	$397	$248,688
Securities held to maturity
Municipal securities	$2,208	$153	$—	$2,361
Total securities held to maturity	$2,208	$153	$—	$2,361

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$90,336	$332	$—	$—	$90,336	$332
Municipal Securities	—	—	3,090	52	3,090	52
Corporate Bonds	2,000	6	—	—	2,000	6
Total	$92,336	$338	$3,090	$52	$95,426	$390

December 31, 2013:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$122,560	$323	$—	$—	$122,560	$323
Municipal Securities	5,613	54	—	—	5,613	54
Corporate Bonds	6,051	20	—	—	6,051	20
Total	$134,224	$397	$—	$—	$134,224	$397

There were twelve and twenty-six available-for-sale securities with unrealized losses as of March 31, 2014 and December 31, 2013, respectively, that have been in a loss position for less than twelve months. There were two securities with unrealized losses as of March 31, 2014 and no securities as of December 31, 2013 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2014, $46.8 million in securities, or 20%, of the investment portfolio was pledged for deposits and borrowings, as compared to $46.8 million, or 19%, at December 31, 2013. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2014 and December 31, 2013.

The amortized cost and fair values of debt securities at March 31, 2014, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$159,935	$159,731	0.86%
Total	$159,935	$159,731	0.86%
U.S. Agency mortgage-backed securities
5-10 years	$25	$25	4.15%
Total	$25	$25	4.15%
Corporate bonds
1-5 years	$46,720	$47,677	1.61%
5-10 years	2,000	1,993	1.04%
Total	$48,720	$49,670	1.59%
Preferred stock
Over 10 years	$2,999	$3,121	5.61%
Total	$2,999	$3,121	5.61%
Municipal securities
Within 1 year	$7,632	$7,656	1.35%
1-5 years	8,616	8,722	3.22%
5-10 years	5,381	5,629	4.78%
Total	$21,629	$22,007	2.95%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2014 and 2013 respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2014
Available for sale securities	$2,098	$97	$—
2013
Available for sale securities	$23,528	$218	$—

A summary of interest income for the three months ending March 31, 2014 and 2013 on available for sale investment securities is as follows:

(In Thousands)	2014	2013
US Treasury and government sponsored entities	$335	$207
U.S. Agency mortgage-backed securities	—	—
Other	258	307
Total taxable interest income	$593	$514
Municipal securities	$137	$145
Total tax-exempt interest income	$137	$145
Total	$730	$659

5. Loans Held for Sale
From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”). The Company then sells these loans in the secondary market. The Company purchased $30.5 million and sold $27.5 million in loans during the three-month period ending March 31, 2014.  The Company purchased $20.2 million and sold $20.5 million in loans during the three-month period ending March 31, 2013.

6.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2014
AQR Pass	$287,224	$27,775	$35,083	$73,602	$255,703	$34,663	$15,215	$18,065	$747,330
AQR Special Mention	5,803	353	812	5,993	3,129	286	635	165	17,176
AQR Substandard	973	—	—	865	47	154	239	92	2,370
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$294,000	$28,128	$35,895	$80,460	$258,879	$35,103	$16,089	$18,322	$766,876
Less: Unearned origination fees, net of origination costs									(3,811)
Total loans									$763,065
December 31, 2013
AQR Pass	$293,803	$28,227	$31,633	$84,191	$251,384	$28,684	$15,877	$17,694	$751,493
AQR Special Mention	6,022	1,934	966	6,235	2,620	—	397	196	18,370
AQR Substandard	513	—	—	672	1,320	1,292	209	168	4,174
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Less: Unearned origination fees, net of origination costs									(4,021)
Total loans									$770,016

Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees and direct loan origination costs.  Loan balances are charged-off to the allowance for loan losses ("Allowance") when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual and considered impaired when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement.  Additionally, certain ongoing performance criteria, which generally includes a performance period of six months, must be met in order for a loan to be returned to accrual status.  Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.
Nonaccrual loans totaled $999,000 and  $1.8 million at March 31, 2014 and December 31, 2013, respectively. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	March 31, 2014	December 31, 2013
Commercial	$653	$222
Real estate construction one-to-four family	—	—
Real estate construction other	—	—
Real estate term owner occupied	—	—
Real estate term non-owner occupied	47	151
Real estate term other	—	1,136
Consumer secured by 1st deeds of trust	217	187
Consumer other	82	119
Total	$999	$1,815

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
March 31, 2014
AQR Pass	$725	$—	$—	$—	$725	$746,605	$747,330
AQR Special Mention	577	—	—	—	577	16,599	17,176
AQR Substandard	—	—	—	999	999	1,371	2,370
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,302	$—	$—	$999	$2,301	$764,575	$766,876
Less: Unearned origination fees, net of origination costs							(3,811)
Total							$763,065
December 31, 2013
AQR Pass	$672	$—	$—	$127	$799	$750,694	$751,493
AQR Special Mention	385	—	—	—	385	17,985	18,370
AQR Substandard	—	—	—	1,688	1,688	2,486	4,174
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,057	$—	$—	$1,815	$2,872	$771,165	$774,037
Less: Unearned origination fees, net of origination costs							(4,021)
Total							$770,016

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
At March 31, 2014 and December 31, 2013, the recorded investment in loans that are considered to be impaired was $6.0 million and $8.8 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$125	$125	$—
Commercial - AQR substandard	390	535	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR special mention	812	812	—
Real estate term owner occupied- AQR pass	509	509	—
Real estate term owner occupied- AQR special mention	280	280	—
Real estate term owner occupied- AQR substandard	865	865	—
Real estate term non-owner occupied- AQR pass	615	615	—
Real estate term non-owner occupied- AQR special mention	979	979	—
Real estate term other - AQR substandard	154	154	—
Consumer secured by 1st deeds of trust - AQR pass	86	86	—
Consumer other - AQR substandard	56	56	—
Subtotal	$5,224	$5,369	$—

With an allowance recorded
Commercial - AQR special mention	$184	$184	$2
Commercial - AQR substandard	440	760	275
Consumer secured by 1st deeds of trust - AQR substandard	183	183	5
Subtotal	$807	$1,127	$282

Commercial - AQR special mention	$309	$309	$2
Commercial - AQR substandard	830	1,295	275
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR special mention	812	812	—
Real estate term owner-occupied - AQR pass	509	509	—
Real estate term owner-occupied - AQR special mention	280	280	—
Real estate term owner-occupied - AQR substandard	865	865	—
Real estate term non-owner occupied - AQR pass	615	615	—
Real estate term non-owner occupied - AQR special mention	979	979	—
Real estate term other - AQR substandard	154	154	—
Consumer secured by 1st deeds of trust - AQR pass	86	86	—
Consumer secured by 1st deeds of trust - AQR substandard	183	183	5
Consumer other - AQR substandard	56	56	—
Total	$6,031	$6,496	$282

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded
Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer other - AQR substandard	65	65	—
Subtotal	$8,565	$8,989	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$186	$186	$11
Subtotal	$186	$186	$11

Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Consumer other - AQR substandard	65	65	—
Total	$8,751	$9,175	$11

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$132	$1	$486	$11
Commercial - AQR substandard	393	4	962	14
Real estate construction one-to-four family - AQR special mention	353	6	470	—
Real estate construction other - AQR pass	—	—	2,623	—
Real estate construction other - AQR special mention	823	30	—	—
Real estate term owner occupied- AQR pass	511	11	—	—
Real estate term owner occupied- AQR special mention	281	6	1,082	20
Real estate term owner occupied- AQR substandard	869	13	—	—
Real estate term owner occupied- AQR loss	—	—	406	5
Real estate term non-owner occupied- AQR pass	618	19	—	—
Real estate term non-owner occupied- AQR special mention	979	15	550	9
Real estate term non-owner occupied- AQR substandard	—	—	1,691	33
Real estate term other - AQR substandard	154	3	1,607	7
Consumer secured by 1st deeds of trust - AQR pass	87	1	92	1
Consumer secured by 1st deeds of trust - AQR special mention	—	—	86	1
Consumer other - AQR substandard	61	—	232	1
Subtotal	$5,261	$109	$10,287	$102

With an allowance recorded
Commercial - AQR special mention	$185	$6	$—	$—
Commercial - AQR substandard	600	—	315	—
Commercial - AQR loss	—	—	187	—
Real estate construction one-to-four family - AQR substandard	—	—	782	—
Consumer secured by 1st deeds of trust - AQR substandard	185	—	199	—
Subtotal	$970	$6	$1,483	$—

Total
Commercial - AQR special mention	$317	$7	$486	$11
Commercial - AQR substandard	993	4	1,277	14
Commercial - AQR loss	—	—	187	—
Real estate construction one-to-four family - AQR special mention	353	6	470	—
Real estate construction one-to-four family - AQR substandard	—	—	782	—
Real estate construction other - AQR pass	—	—	2,623	—
Real estate construction other - AQR special mention	823	30	—	—
Real estate term owner-occupied - AQR pass	511	11	—	—
Real estate term owner-occupied - AQR special mention	281	6	1,082	20
Real estate term owner-occupied - AQR substandard	869	13	—	—
Real estate term owner-occupied - AQR loss	—	—	406	5
Real estate term non-owner occupied - AQR pass	618	19	—	—
Real estate term non-owner occupied - AQR special mention	979	15	550	9
Real estate term non-owner occupied - AQR substandard	—	—	1,691	33
Real estate term other - AQR substandard	154	3	1,607	7
Consumer secured by 1st deeds of trust - AQR pass	87	1	92	1
Consumer secured by 1st deeds of trust - AQR special mention	—	—	86	1
Consumer secured by 1st deeds of trust - AQR substandard	185	—	199	—
Consumer other - AQR substandard	61	—	232	1
Total Impaired Loans	$6,231	$115	$11,770	$102
Loans classified as troubled debt restructurings (“TDR”) totaled $4.8 million and  $7.9 million at March 31, 2014 and December 31, 2013, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
AQR pass graded loans included above in the impaired loan data are loans classified as TDRs. By definition, TDRs are considered impaired loans. All of the Company's TDRs are included in impaired loans.

The Company did not have any newly restructured loans during the three months ended March 31, 2014.
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the three months ended March 31, 2014 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There was one TDR with a recorded investment of $184,000 and a specific impairment amount totaling $2,000 at March 31, 2014 and no TDRs with specific impairment at December 31, 2013.
The loans in the following table are past due, and they are nonaccrual loans. The following table presents TDRs that occurred during the last twelve months that subsequently defaulted, for the periods ending March 31, 2014 and 2013, respectively:

	March 31, 2014		March 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Real estate construction one-to-four family - AQR special mention	1	$353	—	$—
Total	1	$353	—	$—

At March 31, 2014, the Company had one TDR that subsequently defaulted within the twelve month period ending March 31, 2014. At March 31, 2014 this restructured loan that defaulted is not past due and is accruing interest. At December 31, 2013, the Company had no TDRs that subsequently defaulted within the twelve month period ending December 31, 2013.

7.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	—	(9)	—	(329)
Recoveries	54	12	—	—	—	—	—	13	—	79
Provision (benefit)	144	(56)	84	(176)	(4)	118	(9)	(10)	(91)	—
Balance, end of period	$5,657	$513	$623	$1,407	$4,293	$655	$313	$384	$2,187	$16,032
Balance, end of period:
Individually evaluated
for impairment	$277	$—	$—	$—	$—	$—	$5	$—	$—	$282
Balance, end of period:
Collectively evaluated
for impairment	$5,380	$513	$623	$1,407	$4,293	$655	$308	$384	$2,187	$15,750
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	—	—	—	—	—	—	—	(14)	—	(14)
Recoveries	76	—	18	—	—	—	—	3	—	97
Provision (benefit)	533	(303)	227	(7)	377	116	7	25	(825)	150
Balance, end of period	$6,917	$726	$571	$1,434	$4,442	$655	$351	$402	$1,143	$16,641
Balance, end of period:
Individually evaluated
for impairment	$395	$242	$—	$—	$—	$—	$22	$—	$—	$659
Balance, end of period:
Collectively evaluated
for impairment	$6,522	$484	$571	$1,434	$4,442	$655	$329	$402	$1,143	$15,982

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2014
Balance, end of period	$294,000	$28,128	$35,895	$80,460	$258,879	$35,103	$16,089	$18,322	$766,876
Balance, end of period:
Individually evaluated
for impairment	$1,139	$353	$812	$1,654	$1,594	$154	$269	$56	$6,031
Balance, end of period:
Collectively evaluated
for impairment	$292,861	$27,775	$35,083	$78,806	$257,285	$34,949	$15,820	$18,266	$760,845
December 31, 2013
Balance, end of period	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Balance, end of period:
Individually evaluated
for impairment	$838	$353	$2,520	$1,668	$1,741	$1,292	$274	$65	$8,751
Balance, end of period:
Collectively evaluated
for impairment	$299,500	$29,808	$30,079	$89,430	$253,583	$28,684	$16,209	$17,993	$765,286

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
March 31, 2014
Individually evaluated for impairment
AQR Special Mention	$2	$2	$—	$—	$—	$—	$—	$—	$—	$—
AQR Substandard	280	275	—	—	—	—	—	5	—	—
Collectively evaluated for impairment:
AQR Pass	12,953	5,077	513	623	1,206	4,255	650	261	368	—
AQR Special Mention	580	288	—	—	201	35	5	45	6	—
AQR Substandard	30	15	—	—	—	3	—	2	10	—
Unallocated	2,187	—	—	—	—	—	—	—	—	2,187
	$16,032	$5,657	$513	$623	$1,407	$4,293	$655	$313	$384	$2,187
December 31, 2013
Individually evaluated for impairment:
AQR Substandard	$11	$—	$—	$—	$—	$—	$—	$11	$—	$—
Collectively evaluated for impairment:
AQR Pass	13,325	5,482	527	537	1,381	4,225	537	274	362	—
AQR Special Mention	586	278	30	2	202	30	—	36	8	—
AQR Substandard	82	19	—	—	—	42	—	1	20	—
Unallocated	2,278	—	—	—	—	—	—	—	—	2,278
	$16,282	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278

8. Purchased Receivables
We purchase accounts receivable from our business customers and provide them with short-term working capital.  We provide this service to our customers in Alaska and in Washington and the greater west coast through Northrim Funding Services.  Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Board of Directors.
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of March 31, 2014, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at March 31, 2014 or December 31, 2013, respectively, and there were no restructured purchased receivables at March 31, 2014 or December 31, 2013.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2014, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2014	December 31, 2013
Purchased receivables	$10,136	$16,298
Reserve for purchased receivable losses	(236)	(273)
Total	$9,900	$16,025

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	March 31, 2014	December 31, 2013
Balance at beginning of period	$273	$323
Charge-offs	—	(150)
Recoveries	—	—
Charge-offs net of recoveries	—	(150)
Reserve of purchased receivables	(37)	100
Balance at end of period	$236	$273

The Company recorded one partial charge-off for $150,000 in 2013. The remaining purchased receivables related to this relationship are not past due and are currently performing.

9. Goodwill and Intangible Assets
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  There was no indication of impairment as of March 31, 2014. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2014 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

10.  Deposit Activities
Total deposits at March 31, 2014 and December 31, 2013 were $997.8 million and $1.0 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2014, the Company had $85.5 million in certificates of deposit as compared to certificates of deposit of $86.2 million at December 31, 2013. At March 31, 2014, $56.0 million, or 65%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $55.4 million, or 64%, of total certificates of deposit at December 31, 2013.

11.  Derivatives
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
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $25.3 million and $25.8 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the notional amount of interest rate swaps is made up of two swaps totaling $12.6 million variable to fixed rate swap to a commercial loan customer and two swaps totaling $12.6 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the first quarter of 2014. The Company did not recognize any fee income related to interest rate swaps in either of the three month periods ending March 31, 2014 and 2013, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2014 and December 31, 2013:

(In thousands)	Asset Derivatives
		March 31, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$97	$186

(In thousands)	Liability Derivatives
		March 31, 2013	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$97	$186

12.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended March 31, 2014 and 2013, the Company recognized $16,000 and $17,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
Proceeds from the exercise of stock options in the three months ended March 31, 2014 and 2013, were $0 and $48,000, respectively.  The Company withheld $0 and $54,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended March 31, 2014 and 2013, respectively.
There were no stock options granted in the first quarter of 2014.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2014 and 2013, the Company recognized $91,000 and $95,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first quarter of 2014.

13.  Fair Value of Assets and Liabilities
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following methods and assumptions were used to estimate fair value disclosures.  All financial instruments are held for other than trading purposes.Cash, due from banks and deposits in other banks: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.
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
Interest Rate Contracts: Interest rate swap contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate swap positions and has determined that the they are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	March 31, 2014		December 31, 2013
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$108,841	$108,841	$99,091	$99,091
Investment securities	29,696	29,696	20,487	20,487

Level 2 inputs:
Investment securities	206,546	206,675	232,305	232,458
Accrued interest receivable	2,934	2,934	2,729	2,729
Interest rate contracts	97	97	186	186

Level 3 inputs:
Loans and loans held for sale, net	761,361	766,806	765,035	769,570
Purchased receivables, net	9,900	9,900	16,025	16,025

Financial liabilities:
Level 2 inputs:
Deposits	$997,757	$997,829	$1,003,723	$1,003,816
Securities sold under repurchase agreements	19,886	19,886	21,143	21,143
Borrowings	2,197	2,246	6,527	6,448
Accrued interest payable	50	50	52	52
Interest rate contracts	97	97	186	186
Level 3 inputs:
Junior subordinated debentures	18,558	15,932	18,558	15,456

Unrecognized financial instruments:
Commitments to extend credit(1)	$189,612	$1,896	$187,931	$1,879
Standby letters of credit(1)	6,464	65	6,463	65
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$159,731	$10,506	$149,225	$—
Municipal securities	19,671	—	19,671	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	49,670	16,069	33,601	—
Preferred stock	3,121	3,121	—	—
Total available for sale securities	$232,218	$29,696	$202,522	$—
Other assets (interest rate contracts)	$97	$—	$97	$—
Liabilities:
Other liabilities (interest rate contracts)	$97	$—	$97	$—
December 31, 2013
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$168,702	$5,538	$163,164	$—
Municipal securities	20,149	419	19,730	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	56,778	11,496	45,282	—
Preferred stock	3,034	3,034	—	—
Total available for sale securities	$248,688	$20,487	$228,201	$—
Other assets (interest rate contracts)	$186	$—	$186	$—
Liabilities:
Other liabilities (interest rate contracts)	$186	$—	$186	$—

As of and for the three months ending March 31, 2014 and 2013, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
March 31, 2014
Loans measured for impairment	$807	$—	$—	$807	$271
Total	$807	$—	$—	$807	$271
March 31, 2013
Loans measured for impairment	$1,459	$—	$770	$689	$—
Total	$1,459	$—	$770	$689	$—

14. Subsequent Event
On April 1, 2014 the Company completed the acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") pursuant to an Agreement and Plan of Merger, dated as of October 21, 2013 (the "Merger Agreement"). As a result of this transaction, Alaska Pacific was merged into the Company and Alaska Pacific Bank was merged into Northrim Bank. The primary reason for the acquisition was to expand the Company's geographic footprint in Alaska. Under the terms of the Merger Agreement, Northrim paid $17.57 per share in either cash, shares of the Company's common stock, or a combination thereof for each outstanding share of Alaska Pacific common stock. The total purchase price was $13.9 million, which was comprised of the issuance of 290,212 shares of the Company's common stock (at a volume weighted average closing price of $25.66 per share) and $6.4 million in cash.
The results of operations for Alaska Pacific will be included in the Company's consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2014 acquisition date.
The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of approximately $300,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. As of the date of this Form 10-Q, the Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recently completed merger with Alaska Pacific Bancshares might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected.. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, and the valuation of other real estate owned.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2013. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.
Update on Economic Conditions
According to The Associated General Contractors (AGC) of Alaska "2014 Alaska Construction Spending Forecast" released in February 2014, “construction spending is expected to be $9.2 billion, up 18% from 2013. The oil and gas sector is expected to account for nearly half of the total with $4.3 billion. This is over $1 billion higher than the total for oil and gas last year. Private spending, excluding oil and gas will be about $2 billion, which is slightly higher than the 2013, which was $1.9 billion. Public spending will also increase from 2013. It is expected to be $2.9 billion, up from $2.7 billion last year.”

In his April 7, 2014 article published in the Anchorage Daily News, Alaskan independent writer Tim Bradner notes that “last year the Legislature passed changes to the state's petroleum tax in Senate Bill 21, and the (oil) companies are now hustling-thanks to new, lower taxes, they say.”

Brander continues, “I believe we might soon bend the curve on our production decline. Instead of production dropping 6%, the long-term trend, we might see a 1% decline this year , and if we are lucky, no decline next year. However, voters could repeal the oil tax change in the referendum on the primary election ballot in August. Reinstituting the former oil tax would slow a lot of the new activity, I believe.”

“With oil contributing over 90% of our state budget revenues and underpinning one-third of Alaska’s economy, we are pleased to see new exploration and development projects under way,” said Marc Langland, CEO. “We believe the 2013 oil tax legislation is vitally important to the future of Alaska and hope the referendum to repeal this bill will go down to defeat in August.”

Northrim Bank sponsors the Alaskanomics blog to provide news, analysis and commentary on Alaska’s economy. Join the conversation at Alaskanomics.com or for more information on the Alaska economy, visit: www.northrim.com and click on the “About Alaska” tab. Information from our website is not incorporated into, and does not form a part of, this press release.

Highlights and Summary of Performance - First Quarter of 2014

•	Diluted earnings per share in the first quarter of 2014 were $0.40, compared to $0.41 per diluted share in the quarter ended March 31, 2013.

•	Net interest income increased to $11.2 million in the first quarter of 2014, compared to $10.6 million in the quarter ended March 31, 2013.

•
Tangible book value was $21.11 per share at quarter end as compared to $20.86 per share at December 31, 2013. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value consists of total shareholders’ equity divided by the number of shares outstanding. Book value per share was $22.32 at March 31, 2014, compared to $22.07 at December 31, 2013.

•	Average portfolio loans increased 1% to $770.3 million for the first quarter of 2014 as compared to $763.4 million for the fourth quarter of 2013.

•
Asset quality decreased slightly with nonperforming assets increasing to $4.4 million, or 0.37% of total assets at March 31, 2014, compared to $4.2 million, or 0.35% of total assets at December 31, 2013.

•
The allowance for loan losses totaled 2.10% of gross loans at March 31, 2014, compared to 2.11% at December 31, 2013. The allowance for loan losses to nonperforming loans increased to 1,605% at March 31, 2014, from 897% at December 31, 2013.

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2014, of 15.75%, compared to 15.35% at December 31, 2013. Tangible common equity to tangible assets was 11.54% at March 31, 2014, compared to 11.30% December 31, 2013. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 12.12% at March 31, 2014 as compared to 11.88% at December 31, 2013.

On April 1, 2014, he Company completed the acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") in a stock and cash transaction valued at $14.6 million. The transaction value includes $6.4 million in cash and the issuance of 290,212 common stock issued by the Company and $717,000 in proceeds from the exercise of warrants for Alaska Pacific common stock. With the completion of this acquisition, the Company now has 15 branch locations that serve 75% of Alaska's population.

The Company reported net income and diluted earnings per share of $2.7 million and $0.40, respectively, for the first quarter of 2014 compared to net income and diluted earnings per share of $2.7 million and $0.41, respectively, for the first quarter of 2013. There was a slight decrease in net income for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a decrease in other operating income and an increase in other operating expense, primarily related to expenses incurred in the acquisition of Alaska Pacific. These changes were largely offset by an increase in net interest income and a decrease in the provisions for both loan losses and income taxes.
The Company’s total assets decreased by 1% at March 31, 2014 as compared to December 31, 2013, with decreases in loans, purchased receivables and investment securities available for sale being partially offset by increases in interest bearing deposits in other banks and loans held for sale. Net loans decreased to $761.4 million at March 31, 2014 as compared to $765.0 million at December 31, 2013.
Credit Quality
Nonperforming assets: Nonperforming assets at March 31, 2014 increased $225,000, or 5% to $4.4 million as compared to $4.2 million at December 31, 2013. Nonaccrual loans decreased $816,000 to $999,000 and OREO increased $1.0 million to $3.4 million at March 31, 2014 as compared to $1.8 million and $2.4 million at December 31, 2013, respectively.
The following table summarizes total OREO activity for the three month periods ending March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance, beginning of the period	$2,402	$4,543
Transfers from loans	1,137	161
Transfers from premises and equipment	904	—
Investment in other real estate owned	—	—
Proceeds from the sale of other real estate owned	(1,294)	(201)
Gain on sale of other real estate owned, net	294	21
Deferred gain on sale of other real estate owned	—	(8)
Impairment on other real estate owned	—	—
Balance at end of period	$3,443	$4,516

The Company transfered land valued at $904,000 from premises and equipment to OREO in the first quarter of 2014 and listed the land for sale. The Company purchased this property in 2006 with the intension of using it for a future branch location. The Company delayed construction at this location during the economic downtown that began in 2008. The resulting unprecedented disruption in the banking industry and general uncertainty about the local, national, and global economies lingered for several years and further delayed construction. In the first quarter of 2014, the Company determined that this location is no longer suitable for a branch location based on our current analysis of the market and our branch network.
Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At March 31, 2014, management had identified potential problem loans of $8.3 million as compared to potential problem loans of $8.2 million at December 31, 2013.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $4.8 million in loans classified as TDRs that were performing as of March 31, 2014. There were no TDRs included in nonaccrual loans at March 31, 2014. At December 31, 2013 there were $6.6 million in loans classified as TDRs that were performing and $1.3 million in TDRs included in nonaccrual loans for a total of $7.9 million. The decrease in TDRs at March 31, 2014 compared to 2013 is due the transfer of two large TDRs to OREO. Additionally, there were several payoffs and regular principal paydowns on loans classified as TDRs that were not offset by new TDRs. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to Northrim BanCorp for the first quarter of 2014 decreased $16,000, or 1%, to $2.7 million as compared to $2.7 million for the same period in 2013. This decrease was primarily due to a decrease in other operating income and an increase in other operating expense. These changes were nearly offset by the sum of an increase in net interest income, a decrease in the provision for loan losses, and a decrease in the provision for income taxes.
Net Interest Income  / Net Interest Margin
Net interest income for the first quarter of 2014 increased $671,000, or 6%, to $11.2 million as compared to $10.6 million for the first quarter in 2013. This increase mainly arose from an increase in interest income on loans and a decrease in interest expense. The increase in interest income on loans were primarily due to increased average loan balances, which were partially offset by lower rates on loans, while the decreases in interest expense on deposits and borrowings were primarily the result of decreased interest rates. The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis decreased by 4 basis points to 4.28% from 4.32% for the three month period ending March 31, 2014 as compared to the same period in 2013.
Average loans, the largest category of interest-earning assets, increased by $60.1 million, or 8% to $776.9 million in the three-month period ending March 31, 2014, as compared to the same period in 2013. Average commercial loans, real estate term loans, and real estate construction loans increased while average consumer loans and loans held for sale decreased slightly during this period. Total interest income from loans increased $529,000, or 5%, for the first quarter of 2014 as compared to the same period in 2013 mainly due to increased average balances. This increase was only partially offset by the decrease in interest income from loans due to decreased yields.
Average investments increased 5% for the three month period ending March 31, 2014 as compared to the same period in 2013. Interest income from investments increased 9% due to increased average balances for the three month-period ending March 31, 2014 as compared to the same period in the prior year.
Average interest-bearing liabilities increased $32.3 million, or 5%, to $677.7 million during the three-month period ending March 31, 2014 as compared to $645.4 million for the same period in 2013. This increase was primarily the result of increased average interest-bearing deposit balances.

The average cost of interest-bearing liabilities decreased $90,000, or 17%, for the three month period ending March 31, 2014 as compared to the same period in 2013 primarily due to declining market rates across all deposit types, and due to a change in the mix of deposits with a decrease in higher cost certificates of deposit and an increase in lower cost transaction accounts. Additionally, the Company paid off the outstanding balance on a borrowing to purchase its main office facility. This borrowing had an interest rate of 5.95% and was paid off in January 2014.
Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three month periods ending March 31, 2014 and 2013:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2014	2013	$	%	2014	2013	$	%	2014	2013	Change
Loans[1,2]	$776,882	$716,797	$60,085	8%	$10,871	$10,342	$529	5%	5.70%	5.88%	(0.18)%

Short-term investments	58,137	73,849	(15,712)	(21)%	49	62	(13)	(21)%	0.34%	0.33%	0.01%
Long-term investments	243,306	214,158	29,148	14%	753	688	65	9%	1.39%	1.46%	(0.07)%
Total investments	301,443	288,007	13,436	5%	802	750	52	7%	1.21%	1.19%	0.02%
Interest-earning assets	1,078,325	1,004,804	73,521	7%	11,673	11,092	581	5%	4.45%	4.54%	(0.09)%
Nonearning assets	101,560	109,572	(8,012)	(7)%
Total	$1,179,885	$1,114,376	$65,509	6%

Interest-bearing deposits	$635,261	$603,273	$31,988	5%	$286	$338	($52)	(15)%	0.18%	0.23%	(0.05)%
Borrowings	42,437	42,168	269	1%	154	192	(38)	(20)%	1.44%	1.81%	(0.37)%
Total interest-bearing liabilities	677,698	645,441	32,257	5%	440	530	(90)	(17)%	0.26%	0.33%	(0.07)%
Demand deposits and other noninterest
-bearing liabilities	356,041	331,042	24,999	8%
Equity	146,146	137,893	8,253	6%
Total	$1,179,885	$1,114,376	$65,509	6%
Net interest income					$11,233	$10,562	$671	6%
Net tax equivalent margin on interest earning assets[3]									4.28%	4.32%	(0.04)%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $705,000 and $706,000 in the first quarter of 2014 and 2013, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $1.6 million and $4.4 million in the first quarter of 2014 and 2013 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2014 and 2013. Net interest margin was 4.22% and 4.26%, respectively, for the first quarter of 2014 and 2013.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three month periods ending March 31, 2014 and 2013.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three months ended March 31, 2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$868	($339)	$529
Long-term investments	100	(35)	65
Short-term investments	(15)	2	(13)
Total interest income	$953	($372)	$581

Interest Expense:
Interest-bearing deposits	$17	($69)	($52)
Borrowings	1	(39)	(38)
Total interest expense	$18	($108)	($90)

Provision for Loan Losses
The provision for loan losses was zero and $150,000 for the first quarters of 2014 and 2013, respectively. The decrease in the provision for loan losses in the first quarter of 2014 is primarily the result of the improved credit quality in the portfolio. At March 31, 2014, the Allowance was $16.0 million, or 2.10% of total loans as compared to $16.6 million, or 2.31% of total loans at March 31, 2013. Nonperforming loans compared to total portfolio loans decreased to 0.13% at March 31, 2014 from 0.61% at March 31, 2013, and the Allowance compared to nonperforming loans increased to 1,065% at March 31, 2014 from 378% at March 31, 2013. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income
Other operating income for the three-month period ending March 31, 2014, decreased $405,000, or 13%, to $2.7 million as compared to the same period in 2013. This decrease is primarily the result of a decrease of $373,000 in equity in earnings from RML, the Company’s mortgage affiliate, due to a decrease in refinance activity, a decrease of $221,000 in purchased receivable income, due to decreased average purchased receivable balances, and a decrease in gains on the sale of investment securities. These decreases were partially offset by an increase of $307,000 in employee benefit plan income due to revenue contributions from Enroll Alaska and increased revenue from Northrim Benefits Group's existing book of business.
Other Operating Expense
Other operating expense for the first quarter of 2014 increased $612,000, or 6%, to $10.3 million as compared to the same period in 2013. Professional and outside services expense, salaries and other personnel expense, marketing expense, and amortization of low income housing tax investments increased $375,000, $185,000, $167,000, and $97,000, respectively, in the first quarter of 2014 as compared to the first quarter of 2013. Professional and outside services expense increased due to legal, advisory, and system conversion costs related to the acquisition of Alaska Pacific. Salaries and other personnel expense increased due to an increase in average full time equivalent employees, the hiring of new employees at higher salary levels, and increases in salaries of existing employees. The increase in marketing expense is the result of increased advertising expense, charitable contributions, and promotion expense. Amortization of low income housing tax investments increased in 2014 as compared to 2013 due to an increase in the Company's investment and allocated tax credits from low income housing tax credit partnerships (see further discussion in "Income Taxes" below). These increases were partially offset by a $232,000 decrease in OREO expense, net of rental income and gains on the sale of OREO property, due to increased gains on the sale of OREO properties and a $121,000 decrease in the reserve for purchased receivables that resulted from lower purchased receivable balances at March 31, 2014 as compared to March 31, 2013.
Income Taxes
The provision for income taxes for the three month period ending March 31, 2014 decreased $135,000, or 12%, as compared to the same period in 2013 due to a decrease in net income before the provision for income taxes and an increase in tax credits from the Company's investments in low income housing tax credit partnerships. The effective tax rate for the first quarter of 2014 and 2013 was 26% and 28%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at March 31, 2014 decreased $16.5 million, or 7%, to $234.4 million from $250.9 million at December 31, 2013. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases.
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
The loan portfolio decreased by $7.0 million, or 1%, to $763.1 million at March 31, 2014 from $770.0 million at December 31, 2013 primarily due to a lower level of commercial loans. The Company expects total loans to increase by December 31, 2014 as compared to December 31, 2013.

The following table details the changes in loan balances by loan type:

	March 31, 2014		December 31, 2013
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$294,000	38.5%	$300,338	39.0%
Real estate construction one-to-four family	28,128	3.7%	30,161	3.9%
Real estate construction other	35,895	4.7%	32,599	4.2%
Real estate term owner occupied	80,460	10.5%	91,098	11.8%
Real estate term non-owner occupied	258,879	33.9%	255,324	33.2%
Real estate term other	35,103	4.6%	29,976	3.9%
Consumer secured by 1st deeds of trust	16,089	2.1%	16,483	2.1%
Consumer other	18,322	2.4%	18,058	2.3%
Subtotal	$766,876		$774,037
Less: Unearned origination fee,
net of origination costs	(3,811)	(0.5)%	(4,021)	(0.5)%
Total loans	$763,065		$770,016

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
A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of March 31, 2014 and December 31, 2013, 43% and 60% of nonperforming loans, which totaled $999,000 and $1.8 million, respectively, had partially charged-off balances.
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
At March 31, 2014, the unallocated portion of the Allowance as a percentage of the total Allowance was 14%. The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2013.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$16,282	$16,408
Charge-offs:
Commercial	(320)	—
Consumer secured by 1st deeds of trust	—	14
Consumer other	(9)
Total charge-offs	(329)	14
Recoveries:
Commercial	54	76
Real estate construction one-to-four family	12	—
Real estate construction other	—	18
Consumer other	13	3
Total recoveries	79	97
Charge-offs net of recoveries	(250)	(83)
Provision (benefit) for loan losses	—	150
Balance at end of period	$16,032	$16,641

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

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $6.0 million to $997.8 million at March 31, 2014, from $1.0 billion at December 31, 2013. Noninterest-bearing demand deposits decreased $8.9 million to $355 million at March 31, 2014, from $364 million at December 31, 2013. However, the Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 91% of total deposits at March 31, 2014 and December 31, 2013, respectively. Savings account balances at March 31, 2014 were up 5% as compared to December 31, 2013. At the end of the first quarter of 2014, noninterest-bearing demand deposits accounted for 36% of total deposits, interest-bearing demand accounts were 14%, savings deposits were 10%, money market balances accounted for 20%, the Alaska CD accounted for 11% and time certificates were 9% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2014 or December 31, 2013.
Borrowings
At March 31, 2014, the Company’s maximum borrowing line from the FHLB was $174.0 million, approximately 14% of the Company’s assets. The Company has an outstanding FHLB advance of $2.2 million as of March 31, 2014 and December 31, 2013, respectively, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate of 3.12%. This new FHLB borrowing has an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.
The Company purchased its main office facility for $12.9 million on July 1, 2008. In this transaction, the Company, through Northrim Building LLC, assumed an existing loan secured by the building in an amount of $5.1 million. At March 31, 2014 and December 31, 2013, the outstanding balance on this loan was zero and $4.3 million, respectively. This borrowing had an interest rate of 5.95%and was paid off in January 2014.
At March 31, 2014 and December 31, 2013, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $108.8 million of cash and due from banks and interest bearing deposits in other banks and $185.4 million in unpledged available for sale securities held at March 31, 2014, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $138.8 million as of March 31, 2014.
At March 31, 2014, $46.8 million in securities, or 20%, of the investment portfolio was pledged, as compared to $46.8 million, or 19%, at December 31, 2013. As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $6.7 million for the first three months of 2014. Operating cash flow was negative during this period primarily due to an increase in other assets. The Company had transferred $6.4 million to its transfer agent as of March 31, 2014 in anticipation of the closing of the acquisition of Alaska Pacific on April 1, 2014. This represents the cash portion of the transaction.  Net cash provided by investing activities was $29.2 million for the same period, primarily due to the proceeds from sales and maturities of securities available for sale. Net cash used by financing activities was $12.7 million, primarily due to an decrease in borrowings and deposits.
The Company did not issue any shares of its common stock through the exercise of stock options in the first quarter of 2014 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2014, the Company had 6,537,652 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At March 31, 2014, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2014.

	Adequately-Capitalized	Well-Capitalized	Actual Ratio Northrim BanCorp, Inc.	Actual Ratio Northrim Bank

March 31, 2014
Tier 1 risk-based capital	4.00%	6.00%	15.75%	14.18%
Total risk-based capital	8.00%	10.00%	17.01%	15.44%
Leverage ratio	4.00%	5.00%	13.42%	12.01%
December 31, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.35%	13.75%
Total risk-based capital	8.00%	10.00%	16.61%	15.00%
Leverage ratio	4.00%	5.00%	13.06%	11.68%

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
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2014 and December 31, 2013, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $196.1 million and $194.4 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Capital Expenditures and Commitments
At March 31, 2014 the Company has capital commitments of $1.9 million related to the planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the second half of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2014 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2014, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors have not materially changed as of March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending March 31, 2014.

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

Notes to Exhibits List:
______________________________________________________________________________________________________
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
NORTHRIM BANCORP, INC.

May 9, 2014	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)