Form 10-Q
period 2014-06-30
NORTHRIM BANCORP INC
filed 2014-08-11
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 8, 2014 was 6,830,913.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$36,318	$33,112
Interest bearing deposits in other banks	61,565	65,979

Investment securities available for sale	207,899	248,688
Investment securities held to maturity	2,204	2,208
Total portfolio investments	210,103	250,896

Investment in Federal Home Loan Bank stock	3,475	1,896

Loans held for sale	14,189	11,301
Loans	926,809	770,016
Allowance for loan losses	(16,032)	(16,282)
Net loans	924,966	765,035
Purchased receivables, net	17,380	16,025
Accrued interest receivable	3,136	2,729
Other real estate owned, net	4,897	2,402
Premises and equipment, net	32,370	28,324
Goodwill and intangible assets, net	8,430	7,942
Other assets	53,052	40,666
Total assets	$1,355,692	$1,215,006
LIABILITIES
Deposits:
Demand	$388,728	$363,969
Interest-bearing demand	174,647	143,703
Savings	120,118	94,518
Alaska CDs	115,081	112,702
Money market	220,811	202,606
Certificates of deposit less than $100,000	49,288	35,432
Certificates of deposit greater than $100,000	61,593	50,793
Total deposits	1,130,266	1,003,723
Securities sold under repurchase agreements	19,776	21,143
Borrowings	2,186	6,527
Junior subordinated debentures	18,558	18,558
Other liabilities	28,008	20,737
Total liabilities	1,198,794	1,070,688
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,830,913 and 6,537,652 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,831	6,538
Additional paid-in capital	61,495	54,089
Retained earnings	87,592	82,855
Accumulated other comprehensive income	853	669
Total Northrim BanCorp shareholders' equity	156,771	144,151
Noncontrolling interest	127	167
Total shareholders' equity	156,898	144,318
Total liabilities and shareholders' equity	$1,355,692	$1,215,006

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$13,082	$10,734	$23,953	$21,076
Interest on investment securities available for sale	750	630	1,480	1,289
Interest on investment securities held to maturity	22	30	45	59
Interest on deposits in other banks	41	46	90	108
Total Interest Income	13,895	11,440	25,568	22,532
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	484	511	924	1,041
Net Interest Income	13,411	10,929	24,644	21,491
Provision for loan losses	(1,136)	—	(1,136)	150
Net Interest Income After Provision for Loan Losses	14,547	10,929	25,780	21,341
Other Operating Income
Employee benefit plan income	878	632	1,754	1,201
Service charges on deposit accounts	607	539	1,083	1,064
Electronic banking income	604	536	1,104	1,040
Purchased receivable income	484	768	965	1,470
Equity in earnings from RML	355	538	224	780
Gain on sale of securities, net	349	100	446	318
Other income	829	589	1,264	968
Total Other Operating Income	4,106	3,702	6,840	6,841
Other Operating Expense
Salaries and other personnel expense	6,839	5,586	12,759	11,321
Occupancy expense	1,112	858	1,989	1,746
Professional and outside services	410	309	1,134	658
Marketing expense	394	445	1,008	892
Equipment expense	359	301	657	579
Software expense	354	267	614	532
Amortization of low income housing tax investments	330	247	672	492
Insurance expense	284	261	469	405
Reserve for (recovery from) purchased receivables	243	(115)	206	(31)
Internet banking expense	213	189	413	373
Intangible asset amortization expense	81	59	133	117
OREO (income) expense, net rental income and gains on sale	(9)	12	(247)	6
Other operating expense	1,340	972	2,453	1,998
Total Other Operating Expense	11,950	9,391	22,260	19,088
Income Before Provision for Income Taxes	6,703	5,240	10,360	9,094
Provision for income taxes	2,239	1,635	3,194	2,725
Net Income	4,464	3,605	7,166	6,369
Less: Net income attributable to the noncontrolling interest	95	109	139	199
Net Income Attributable to Northrim BanCorp	$4,369	$3,496	$7,027	$6,170
Earnings Per Share, Basic	$0.64	$0.54	$1.05	$0.95
Earnings Per Share, Diluted	$0.63	$0.53	$1.04	$0.94
Weighted Average Shares Outstanding, Basic	6,829,897	6,515,414	6,683,897	6,513,935
Weighted Average Shares Outstanding, Diluted	6,919,568	6,591,003	6,774,434	6,590,899
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net income	$4,464	$3,605	$7,166	$6,369
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (loss) arising during the period	$612	($1,070)	$707	($919)
Reclassification of net gains included in net income (net tax expense of
$143 and $41 for the second quarter of 2014 and 2013, respectively and
$183 and $131 for the first six months of 2014 and 2013, respectively)	(206)	(59)	(263)	(187)
Income tax expense (benefit) related to unrealized gains	(221)	440	(260)	377
Other comprehensive income (loss)	185	(689)	184	(729)
Comprehensive income	4,649	2,916	7,350	5,640
Less: comprehensive income attributable to the noncontrolling interest	95	109	139	199
Comprehensive income attributable to Northrim BanCorp	$4,554	$2,807	$7,211	$5,441

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2013	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp	—	—	—	12,325	—	—	12,325
Twelve Months Ended December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318

Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(2,290)	—	—	(2,290)
Stock based compensation expense	—	—	189	—	—	—	189
Exercise of stock options	3	3	61	—	—	—	64
Distributions to noncontrolling interest	—	—	—	—	—	(179)	(179)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	184	—	184
Net income attributable to the noncontrolling interest	—	—	—	—	—	139	139
Net income attributable to Northrim BanCorp	—	—	—	7,027	—	—	7,027
Six Months Ended June 30, 2014	6,831	$6,831	$61,495	$87,592	$853	$127	$156,898

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2014	2013
Operating Activities:
Net income	$7,166	$6,369
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(446)	(318)
Depreciation and amortization of premises and equipment	900	893
Amortization of software	90	94
Intangible asset amortization	133	117
Amortization of investment security premium, net of discount accretion	(85)	41
Deferred tax liability	(859)	(44)
Stock-based compensation	189	227
Excess tax benefits from share-based payment arrangements	—	(30)
Deferral of loan fees and costs, net	419	(16)
Provision for loan losses	(1,136)	150
Reserve for purchased receivables	206	(31)
Purchases of loans held for sale	(75,877)	(75,680)
Proceeds from the sale of loans held for sale	72,989	71,574
Gain on sale of other real estate owned	(368)	(129)
Impairment on other real estate owned	45	87
Equity in undistributed earnings from mortgage affiliate	145	17
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(407)	(111)
(Increase) decrease in other assets	(557)	65
(Decrease) increase in other liabilities	(2,998)	1,563
Net Cash (Used) Provided by Operating Activities	(451)	4,838
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(92,934)	(78,197)
Proceeds from sales/maturities of securities available for sale	140,085	58,333
Purchases of domestic certificates of deposit	(3,500)	(3,500)
Proceeds from maturities of domestic certificates of deposit	3,500	3,500
Proceeds from redemption of FHLB stock	95	35
Alaska Pacific acquisition, net of cash received	6,367	—
Decrease in purchased receivables, net	(1,561)	(7,493)
(Increase) decrease in loans, net	(19,052)	(14,323)
Proceeds from sale of other real estate owned	1,599	634
(Increase) decrease in loan to Elliott Cove, net	49	(66)
Purchases of premises and equipment	(2,414)	(1,185)
Net Cash Provided (Used) by Investing Activities	32,234	(42,262)
Financing Activities:
(Decrease) in deposits	(24,895)	(11,197)
(Decrease) increase in securities sold under repurchase agreements	(1,367)	1,283
(Decrease) increase in borrowings	(4,341)	2,150
Distributions to noncontrolling interest	(179)	(217)
Proceeds from the issuance of common stock	64	—
Excess tax benefits from share-based payment arrangements	—	30
Cash dividends paid	(2,273)	(1,953)
Net Cash Used by Financing Activities	(32,991)	(9,904)
Net (Decrease) increase in Cash and Cash Equivalents	(1,208)	(47,328)
Cash and Cash Equivalents at Beginning of Period	85,591	141,313
Cash and Cash Equivalents at End of Period	$84,383	$93,985
Supplemental Information:
Income taxes paid	$1,877	$2,196
Interest paid	$858	$1,037
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$8,518	$—
Transfer of loans to other real estate owned	$1,158	$365
Transfer of premises to other real estate owned	$904	$—
Cash dividends declared but not paid	$17	$20
Acquisitions:
Assets acquired	$167,199	$—
Liabilities assumed	$153,172	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended June 30, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The Company acquired Alaska Pacific Bancshares, Inc. ("Alaska Pacific") on April 1, 2014. The following accounting policies augment the disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for new items in the Company's financial statements as a result of the acquisition:
Acquired Loans: Loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.
Purchased impaired loans were individually evaluated for credit impairment at acquisition using expected future cash flows or the estimated value of underlying collateral. A purchased impaired loan will be removed from impaired loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and it will be removed from impaired loans at its carrying value. If an individual loan is removed, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in other income immediately as a gain and would not affect the effective yield used to recognize the accretable yield on impaired loans.
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the purchased impaired loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. The purchased impaired loans are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a charge off will be recorded.
For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.
Mortgage Servicing Rights: The Company purchased mortgage servicing rights, ("MSR") in conjunction with the acquisition of Alaska Pacific. MSRs are the rights to service mortgage loans for others. The Company initially records all of our MSRs at fair value. Subsequently, MSRs are carried at fair value. The Company uses a model derived valuation methodology to estimate the fair value of MSRs, obtained from an independent broker on an annual basis. The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows. The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule. Current market rates are utilized for discounting the future cash flows. Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Changes in the fair value of MSRs are reported in noninterest income in the period in which the change occurs. The amortization of MSRs is reported in noninterest income.

Recent Accounting Pronouncements:
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments to the Codification in ASU 2014-09 change the core principal for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principal, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures(“ASU 2014-11”). The amendments to the Codification in ASU 2014-11 require two accounting changes. First, the amendments change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing agreements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2014, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

3. Business Combinations
On April 1, 2014, the Company completed the acquisition of 100% of of the outstanding shares of Alaska Pacific for a total purchase price of $13.9 million, which was comprised of the issuance of 290,212 shares of the Company’s common stock (at a volume weighted average closing price of $25.66 per share) and $6.4 million in cash. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the April 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The primary reason for the acquisition was to expand the Company's geographic footprint in Alaska.

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $158,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price and is included in Other Income in the Consolidated Statements of Net Income in this Form 10-Q. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. The Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting.

A summary of the net assets acquired and the estimated fair value adjustments of Alaska Pacific are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Cost basis net assets	$14,733
Cash payment made	(6,423)
Common stock issued	(7,446)
Fair value adjustments:
Net loans	(1,137)
Premises and equipment	547
Other intangible assets	623
Mortgage servicing rights	(119)
Deposits	(844)
Other	224
Bargain purchase gain	$158

A summary of assets acquired and liabilities assumed at their estimated fair values are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Assets Acquired:
Cash and equivalents	$12,956
Investment securities	7,240
Net loans	138,432
Premises and equipment	3,436
Other intangibles	623
Mortgage servicing rights	1,170
Other real estate owned	1,709
Other assets	1,633
Total assets acquired	$167,199

Liabilities Assumed:
Deposits	$151,438
Other liabilities	1,734
Total liabilities assumed	$153,172
Alaska Pacific purchased loans not subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:

(In Thousands)	April 1, 2014

Contractually required principal payments	$133,921
Purchase adjustment for credit, interest rate, and liquidity	612
Fair value of purchased non-credit impaired loans	$134,533

Alaska Pacific purchased loans subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company identified eighteen purchased credit impaired loans as of April 1, 2014. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans.
Purchased credit impaired loans at acquisition are presented below:

(In Thousands)	April 1, 2014

Contractually required principal payments	$7,553
Nonaccretable difference	(3,654)
Fair value of purchased credit impaired loans	$3,899
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and added revenue of $2.4 million, non-interest expense of $1.3 million, and net income of $1.1 million, before taxes, for the quarter ended June 30, 2014. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related expenses of $452,000 and $199,000 for the six months ended June 30, 2014 have been incurred in connection with the acquisition of Alaska Pacific and recognized within the professional and outside services and other operating expense line items, respectively, on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the six month periods ended June 30, 2014 and 2013 as if the acquisition of Alaska Pacific had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013.

(In Thousands, except earnings per share data)	June 30, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$31,484	$2,095	($4)	[2]	$33,575
Net income attributable to Northrim BanCorp, Inc.	7,027	(1,282)	(175)	[3]	5,570
Earnings Per Share, Basic	$1.05				$0.83
Earnings Per Share, Diluted	$1.04				$0.82
Weighted Average Shares Outstanding, Basic	6,683,897				6,683,897
Weighted Average Shares Outstanding, Diluted	6,774,434				6,774,434

(In Thousands, except earnings per share data)	June 30, 2013
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$28,332	$4,845	($20)	[2]	$33,157
Net income attributable to Northrim BanCorp, Inc.	6,170	82	113	[3]	6,365
Earnings Per Share, Basic	$0.95				$0.98
Earnings Per Share, Diluted	$0.94				$0.97
Weighted Average Shares Outstanding, Basic	6,513,935				6,513,935
Weighted Average Shares Outstanding, Diluted	6,590,899				6,590,899
1 Alaska Pacific represents results from January 1 to March 31 for 2014 and represents results from January 1 to June 30 for 2013.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes.

4. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of June 30, 2014, the Company had two certificates of deposits totaling $13.5 million in another bank with original maturities greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

5. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$147,691	$223	$21	$147,893
Municipal securities	15,517	376	6	15,887
U.S. Agency mortgage-backed securities	1,148	11	5	1,154
Corporate bonds	39,167	639	—	39,806
Preferred stock	2,999	160	—	3,159
Total securities available for sale	$206,522	$1,409	$32	$207,899
Securities held to maturity
Municipal securities	$2,204	$145	$—	$2,349
Total securities held to maturity	$2,204	$145	$—	$2,349
December 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$168,922	$103	$323	$168,702
Municipal securities	19,825	378	54	20,149
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	55,798	1,000	20	56,778
Preferred stock	2,999	35	—	3,034
Total securities available for sale	$247,569	$1,516	$397	$248,688
Securities held to maturity
Municipal securities	$2,208	$153	$—	$2,361
Total securities held to maturity	$2,208	$153	$—	$2,361

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$19,977	$21	$—	$—	$19,977	$21
U.S. Agency mortgage-backed securities	172	6	—	—	$172	$6
Municipal Securities	879	3	285	2	1,164	5
Total	$21,028	$30	$285	$2	$21,313	$32

December 31, 2013:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$122,560	$323	$—	$—	$122,560	$323
Municipal Securities	5,613	54	—	—	5,613	54
Corporate Bonds	6,051	20	—	—	6,051	20
Total	$134,224	$397	$—	$—	$134,224	$397

There were nine and twenty-six available-for-sale securities with unrealized losses as of June 30, 2014 and December 31, 2013, respectively, that have been in a loss position for less than twelve months. There was one security with unrealized losses as of June 30, 2014 and no securities as of December 31, 2013 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2014, $50.7 million in securities, or 24%, of the investment portfolio was pledged for deposits and borrowings, as compared to $46.8 million, or 19%, at December 31, 2013. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2014 and December 31, 2013.

The amortized cost and fair values of debt securities at June 30, 2014, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$147,213	$147,404	1.02%
5-10 years	478	489	2.27%
Total	$147,691	$147,893	1.02%
U.S. Agency mortgage-backed securities
Within 1 year	$247	$243	1.85%
1-5 years	88	89	2.40%
5-10 years	350	355	3.42%
Over 10 years	463	467	3.63%
Total	$1,148	$1,154	3.09%
Corporate bonds
1-5 years	$37,167	$37,801	1.46%
5-10 years	2,000	2,005	1.04%
Total	$39,167	$39,806	1.44%
Preferred stock
Over 10 years	$2,999	$3,159	5.61%
Total	$2,999	$3,159	5.61%
Municipal securities
Within 1 year	$7,151	$7,173	0.87%
1-5 years	4,324	4,472	3.05%
5-10 years	6,246	6,591	4.43%
Total	$17,721	$18,236	2.66%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending June 30, 2014 and 2013 respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2014
Available for sale securities	$23,588	$450	$4
2013
Available for sale securities	$22,013	$318	$—

A summary of interest income for the six months ending June 30, 2014 and 2013 on available for sale investment securities is as follows:

(In Thousands)	2014	2013
US Treasury and government sponsored entities	$775	$419
U.S. Agency mortgage-backed securities	9	1
Other	488	581
Total taxable interest income	$1,272	$1,001
Municipal securities	$208	$288
Total tax-exempt interest income	$208	$288
Total	$1,480	$1,289

6. Loans Held for Sale
From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”). The Company then sells these loans in the secondary market. The Company purchased $75.9 million and sold $73.0 million in loans during the six-month period ending June 30, 2014.  The Company purchased $75.7 million and sold $71.6 million in loans during the six-month period ending June 30, 2013.
7.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2014
AQR Pass	$333,734	$39,825	$49,098	$105,031	$280,143	$37,153	$32,128	$33,511	$910,623
AQR Special Mention	2,904	353	803	6,266	3,496	588	428	94	14,932
AQR Substandard	2,373	—	—	1,222	1,185	152	663	99	5,694
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$339,011	$40,178	$49,901	$112,519	$284,824	$37,893	$33,219	$33,704	$931,249
Less: Unearned origination fees, net of origination costs									(4,440)
Total loans									$926,809
December 31, 2013
AQR Pass	$293,803	$28,227	$31,633	$84,191	$251,384	$28,684	$15,877	$17,694	$751,493
AQR Special Mention	6,022	1,934	966	6,235	2,620	—	397	196	18,370
AQR Substandard	513	—	—	672	1,320	1,292	209	168	4,174
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Less: Unearned origination fees, net of origination costs									(4,021)
Total loans									$770,016
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
Nonaccrual loans totaled $3.1 million and  $1.8 million at June 30, 2014 and December 31, 2013, respectively. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	June 30, 2014	December 31, 2013
Commercial	$934	$222
Real estate construction one-to-four family	—	—
Real estate construction other	—	—
Real estate term owner occupied	383	—
Real estate term non-owner occupied	1,194	151
Real estate term other	—	1,136
Consumer secured by 1st deeds of trust	473	187
Consumer other	96	119
Total	$3,080	$1,815

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
June 30, 2014
AQR Pass	$261	$—	$—	$—	$261	$910,362	$910,623
AQR Special Mention	488	—	—	—	488	14,444	14,932
AQR Substandard	—	—	—	3,080	3,080	2,614	5,694
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$749	$—	$—	$3,080	$3,829	$927,420	$931,249
Less: Unearned origination fees, net of origination costs							(4,440)
Total							$926,809
December 31, 2013
AQR Pass	$672	$—	$—	$127	$799	$750,694	$751,493
AQR Special Mention	385	—	—	—	385	17,985	18,370
AQR Substandard	—	—	—	1,688	1,688	2,486	4,174
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,057	$—	$—	$1,815	$2,872	$771,165	$774,037
Less: Unearned origination fees, net of origination costs							(4,021)
Total							$770,016

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

At June 30, 2014 and December 31, 2013, the recorded investment in loans that are considered to be impaired was $11.7 million and $8.8 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
With no related allowance recorded
Commercial - AQR pass	$59	$59	$—
Commercial - AQR special mention	346	346	—
Commercial - AQR substandard	2,262	2,727	—
Real estate term owner occupied- AQR pass	507	507	—
Real estate term owner occupied- AQR special mention	330	330	—
Real estate term owner occupied- AQR substandard	1,183	1,183	—
Real estate term non-owner occupied- AQR pass	614	614	—
Real estate term non-owner occupied- AQR special mention	3,132	3,132	—
Real estate term non-owner occupied- AQR substandard	1,141	1,141
Real estate term other - AQR special mention	1,156	1,156	—
Real estate term other - AQR substandard	152	152	—
Consumer secured by 1st deeds of trust - AQR pass	85	85	—
Consumer secured by 1st deeds of trust - AQR substandard	293	299
Consumer other - AQR substandard	53	53	—
Subtotal	$11,313	$11,784	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$349	$349	$14
Subtotal	$349	$349	$14

Commercial - AQR pass	$59	$59	$—
Commercial - AQR special mention	346	346	—
Commercial - AQR substandard	2,262	2,727	—
Real estate term owner-occupied - AQR pass	507	507	—
Real estate term owner-occupied - AQR special mention	330	330	—
Real estate term owner-occupied - AQR substandard	1,183	1,183	—
Real estate term non-owner occupied - AQR pass	614	614	—
Real estate term non-owner occupied - AQR special mention	3,132	3,132	—
Real estate term non-owner occupied - AQR substandard	1,141	1,141	—
Real estate term other - AQR special mention	1,156	1,156	—
Real estate term other - AQR substandard	152	152	—
Consumer secured by 1st deeds of trust - AQR pass	85	85	—
Consumer secured by 1st deeds of trust - AQR substandard	642	648	14
Consumer other - AQR substandard	53	53	—
Total	$11,662	$12,133	$14

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded
Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer other - AQR substandard	65	65	—
Subtotal	$8,565	$8,989	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$186	$186	$11
Subtotal	$186	$186	$11

Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Consumer other - AQR substandard	65	65	—
Total	$8,751	$9,175	$11

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three month periods ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$63	$1	$184	$8
Commercial - AQR special mention	351	9	333	4
Commercial - AQR substandard	2,546	4	837	7
Real estate construction one-to-four family - AQR special mention	—	—	470	—
Real estate construction other - AQR pass	—	—	2,373	—
Real estate term owner occupied- AQR pass	508	15	519	29
Real estate term owner occupied- AQR special mention	363	4	942	13
Real estate term owner occupied- AQR substandard	1,414	14	286	—
Real estate term non-owner occupied- AQR pass	614	36	—	—
Real estate term non-owner occupied- AQR special mention	3,234	25	1,203	49
Real estate term non-owner occupied- AQR substandard	2,055	—	1,002	5
Real estate term other - AQR special mention	1,161	47	—	—
Real estate term other - AQR substandard	153	4	1,479	6
Consumer secured by 1st deeds of trust - AQR pass	85	—	91	1
Consumer secured by 1st deeds of trust - AQR substandard	379	—	—	—
Consumer other - AQR substandard	55	—	229	2
Subtotal	$12,981	$159	$9,948	$124

With an allowance recorded
Commercial - AQR substandard	$—	$—	$125	$—
Real estate construction one-to-four family - AQR substandard	—	—	758	—
Consumer secured by 1st deeds of trust - AQR substandard	351	—	195	—
Subtotal	$351	$—	$1,078	$—

Total
Commercial - AQR pass	$63	$1	$184	$8
Commercial - AQR special mention	351	9	333	4
Commercial - AQR substandard	2,546	4	962	7
Real estate construction one-to-four family - AQR special mention	—	—	470	—
Real estate construction one-to-four family - AQR substandard	—	—	758	—
Real estate construction other - AQR pass	—	—	2,373	—
Real estate term owner-occupied - AQR pass	508	15	519	29
Real estate term owner-occupied - AQR special mention	363	4	942	13
Real estate term owner-occupied - AQR substandard	1,414	14	286	—
Real estate term non-owner occupied - AQR pass	614	36	—	—
Real estate term non-owner occupied - AQR special mention	3,234	25	1,203	49
Real estate term non-owner occupied - AQR substandard	2,055	—	1,002	5
Real estate term other - AQR special mention	1,161	47	—	—
Real estate term other - AQR substandard	153	4	1,479	6
Consumer secured by 1st deeds of trust - AQR pass	85	—	91	1
Consumer secured by 1st deeds of trust - AQR substandard	730	—	195	—
Consumer other - AQR substandard	55	—	229	2
Total Impaired Loans	$13,332	$159	$11,026	$124

Six Months Ended June 30,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$32	$1	$184	$8
Commercial - AQR special mention	242	10	296	15
Commercial - AQR substandard	1,476	8	903	21
Real estate construction one-to-four family - AQR special mention	176	6	470	—
Real estate construction other - AQR pass	—	—	2,498	—
Real estate construction other - AQR special mention	409	29	—	—
Real estate term owner occupied- AQR pass	509	27	521	23
Real estate term owner occupied- AQR special mention	322	9	943	33
Real estate term owner occupied- AQR substandard	1,143	27	144	11
Real estate term non-owner occupied- AQR pass	616	55	—	—
Real estate term non-owner occupied- AQR special mention	2,113	40	1,216	58
Real estate term non-owner occupied- AQR substandard	1,033	—	1,193	38
Real estate term other - AQR special mention	584	47	—	—
Real estate term other - AQR substandard	154	7	1,544	13
Consumer secured by 1st deeds of trust - AQR pass	86	2	91	2
Consumer secured by 1st deeds of trust - AQR special mention	—	—	43	1
Consumer secured by 1st deeds of trust - AQR substandard	190	—	—	—
Consumer other - AQR substandard	58	—	231	3
Subtotal	$9,143	$268	$10,277	$226

With an allowance recorded
Commercial - AQR special mention	$92	$6	$—	$—
Commercial - AQR substandard	298	—	218	—
Commercial - AQR loss	—	—	93	—
Real estate construction one-to-four family - AQR substandard	—	—	770	—
Consumer secured by 1st deeds of trust - AQR substandard	268	—	197	—
Subtotal	$658	$6	$1,278	$—

Total
Commercial - AQR pass	$32	$1	$184	$8
Commercial - AQR special mention	334	16	296	15
Commercial - AQR substandard	1,774	8	1,121	21
Commercial - AQR loss	—	—	93	—
Real estate construction one-to-four family - AQR special mention	176	6	470	—
Real estate construction one-to-four family - AQR substandard	—	—	770	—
Real estate construction other - AQR pass	—	—	2,498	—
Real estate construction other - AQR special mention	409	29	—	—
Real estate term owner-occupied - AQR pass	509	27	521	23
Real estate term owner-occupied - AQR special mention	322	9	943	33
Real estate term owner-occupied - AQR substandard	1,143	27	144	11
Real estate term non-owner occupied - AQR pass	616	55	—	—
Real estate term non-owner occupied - AQR special mention	2,113	40	1,216	58
Real estate term non-owner occupied - AQR substandard	1,033	—	1,193	38
Real estate term other - AQR special mention	584	47	—	—
Real estate term other - AQR substandard	154	7	1,544	13
Consumer secured by 1st deeds of trust - AQR pass	86	2	91	2
Consumer secured by 1st deeds of trust - AQR special mention	—	—	43	1
Consumer secured by 1st deeds of trust - AQR substandard	458	—	197	—
Consumer other - AQR substandard	58	—	231	3
Total Impaired Loans	$9,801	$274	$11,555	$226

As of June 30, 2014, loans accounted for under ASC 310-30 are as follows:

(In Thousands)

Contractually required principal payments	$7,473
Nonaccretable difference	(3,654)
Fair value of purchased credit impaired loans	$3,819

Loans classified as troubled debt restructurings (“TDR”) totaled $8.7 million and  $7.9 million at June 30, 2014 and December 31, 2013, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents newly restructured loans hat occurred during the six months ended June 30, 2014:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR special mention	$112	$—	$112
Real estate owner occupied - AQR substandard	—	248	248
Real estate non-owner occupied - AQR special mention	2,153	—	2,153
Real estate non-owner occupied - AQR substandard	—	1,150	1,150
Real estate other - AQR substandard	255	—	255
Consumer secured by 1st deeds of trust - AQR substandard	—	128	128
Subtotal	$2,520	$1,526	$4,046
Existing Troubled Debt Restructurings	4,694	—	4,694
Total	$7,214	$1,526	$8,740

The following table presents newly restructured loans that occurred during the six months ended June 30, 2014 by concession (terms modified):

		June 30, 2014
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$113	$—	$113
Real estate owner occupied - AQR substandard	2	—	—	—	248	248
Real estate non-owner occupied - AQR special mention	3	—	—	—	2,154	2,154
Real estate non-owner occupied - AQR substandard	3	—	—	—	1,150	1,150
Real estate other - AQR substandard	1	—	255	—	—	255
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	128	128
Total	11	$—	$255	$113	$3,680	$4,048
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$112	$—	$112
Real estate owner occupied - AQR substandard	2	—	—	—	248	248
Real estate non-owner occupied - AQR special mention	3	—	—	—	2,153	2,153
Real estate non-owner occupied - AQR substandard	3	—	—	—	1,150	1,150
Real estate other - AQR substandard	1	—	255	—	—	255
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	128	128
Total	11	$—	$255	$112	$3,679	$4,046
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the six months ended June 30, 2014 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at June 30, 2014 and December 31, 2013, respectively. The following table presents TDRs that occurred during the last twelve months that subsequently defaulted, for the periods ending June 30, 2014 and 2013, respectively:

	June 30, 2014		June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Real estate construction one-to-four family - AQR special mention	1	$353	—	$—
Total	1	$353	—	$—

At June 30, 2014, the Company had one TDR that subsequently defaulted within the twelve month period ending June 30, 2014. At June 30, 2014 this restructured loan that defaulted is not past due and is accruing interest. At December 31, 2013, the Company had no TDRs that subsequently defaulted within the twelve month period ending December 31, 2013.

8.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,657	$513	$623	$1,407	$4,293	$655	$313	$384	$2,187	$16,032
Charge-Offs	—	—	—	—	—	—	(39)	(24)	—	(63)
Recoveries	576	613	—	—	—	—	—	10	—	1,199
Provision (benefit)	(1,099)	(556)	207	(23)	(169)	(13)	(2)	—	519	(1,136)
Balance, end of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$14	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,134	$570	$830	$1,384	$4,124	$642	$258	$370	$2,706	$16,018
2013
Balance, beginning of period	$6,917	$726	$571	$1,434	$4,442	$655	$351	$402	$1,143	$16,641
Charge-Offs	(355)	—	—	—	—	—	—	—	—	(355)
Recoveries	143	18	78	—	—	—	—	3	—	242
Provision (benefit)	(325)	109	(342)	(104)	(615)	(58)	(19)	(20)	1,374	—
Balance, end of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Balance, end of period:
Individually evaluated
for impairment	$54	$215	$—	$—	$—	$—	$18	$—	$—	$287
Balance, end of period:
Collectively evaluated
for impairment	$6,326	$638	$307	$1,330	$3,827	$597	$314	$385	$2,517	$16,241

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	(39)	(33)	—	(392)
Recoveries	630	625	—	—	—	—	—	23	—	1,278
Provision (benefit)	(955)	(612)	291	(199)	(173)	105	(11)	(10)	428	(1,136)
Balance, end of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$14	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,134	$570	$830	$1,384	$4,124	$642	$258	$370	$2,706	$16,018
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(355)	—	—	—	—	—	—	(14)	—	(369)
Recoveries	219	36	78	—	—	—	—	6	—	339
Provision (benefit)	208	(212)	(97)	(111)	(238)	58	(12)	5	549	150
Balance, end of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Balance, end of period:
Individually evaluated
for impairment	$54	$215	$—	$—	$—	$—	$18	$—	$—	$287
Balance, end of period:
Collectively evaluated
for impairment	$6,326	$638	$307	$1,330	$3,827	$597	$314	$385	$2,517	$16,241

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2014
Balance, end of period	$339,011	$40,178	$49,901	$112,519	$284,824	$37,893	$33,219	$33,704	$931,249
Balance, end of period:
Individually evaluated
for impairment	$1,192	$353	$803	$1,607	$1,592	$152	$599	$53	$6,351
Balance, end of period:
Collectively evaluated
for impairment	$337,819	$39,825	$49,098	$110,912	$283,232	$37,741	$32,620	$33,651	$924,898
December 31, 2013
Balance, end of period	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Balance, end of period:
Individually evaluated
for impairment	$838	$353	$2,520	$1,668	$1,741	$1,292	$274	$65	$8,751
Balance, end of period:
Collectively evaluated
for impairment	$299,500	$29,808	$30,079	$89,430	$253,583	$28,684	$16,209	$17,993	$765,286

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
June 30, 2014
Individually evaluated for impairment
AQR Special Mention	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
AQR Substandard	14	—	—	—	—	—	—	14	—	—
Collectively evaluated for impairment:
AQR Pass	12,924	4,989	570	830	1,178	4,117	637	248	355	—
AQR Special Mention	362	135	—	—	206	6	5	9	1	—
AQR Substandard	26	10	—	—	—	1	—	1	14	—
Unallocated	2,706	—	—	—	—	—	—	—	—	2,706
	$16,032	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706
December 31, 2013
Individually evaluated for impairment:
AQR Substandard	$11	$—	$—	$—	$—	$—	$—	$11	$—	$—
Collectively evaluated for impairment:
AQR Pass	13,325	5,482	527	537	1,381	4,225	537	274	362	—
AQR Special Mention	586	278	30	2	202	30	—	36	8	—
AQR Substandard	82	19	—	—	—	42	—	1	20	—
Unallocated	2,278	—	—	—	—	—	—	—	—	2,278
	$16,282	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278

9. Purchased Receivables
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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of June 30, 2014, the Company has one segment and class of purchased receivables.  There was one purchased receivable with a balance of $243,000 past due at June 30, 2014 and none past due at December 31, 2013, respectively, and there were no restructured purchased receivables at June 30, 2014 or December 31, 2013.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2014, the Company is accruing income on all purchased receivable balances outstanding except one with a balance of $243,000.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2014	December 31, 2013
Purchased receivables	$17,623	$16,298
Reserve for purchased receivable losses	(243)	(273)
Total	$17,380	$16,025

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six-month periods ending June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$236	$407	$273	$323
Charge-offs	(239)	—	(239)	—
Recoveries	3	—	3	—
Charge-offs net of recoveries	(236)	—	(236)	—
Reserve for purchased receivables	243	(115)	206	(31)
Balance at end of period	$243	$292	$243	$292

The Company recorded one partial charge-off for $214,000 and one full charge-off for $25,000 in the first six months of 2014 and had did not record any charge-offs in the first six months of 2013. The remaining purchased receivables related to these relationships are past due and are not currently performing.

10. Goodwill and Intangible Assets
The Company acquired Alaska Pacific on April 1, 2014. The Company did not record goodwill related to the acquisition of Alaska Pacific on April 1, 2014. The Company recorded a core deposit intangible of $623,000 related to deposits acquired from Alaska Pacific that will be amortized over its estimated useful life of ten years using an accelerated method. See Note 3 above for further discussion of this transaction.
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  There was no indication of impairment as of June 30, 2014. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2014 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

11.  Deposit Activities
Total deposits at June 30, 2014 and December 31, 2013 were $1.1 billion and $1.0 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2014, the Company had $110.9 million in certificates of deposit as compared to certificates of deposit of $86.2 million at December 31, 2013. At June 30, 2014, $75.2 million, or 68%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $55.4 million, or 64%, of total certificates of deposit at December 31, 2013.

12.  Derivatives
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
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $24.7 million and $25.8 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the notional amount of interest rate swaps is made up of two swaps totaling $12.4 million variable to fixed rate swap to a commercial loan customer and two swaps totaling $12.4 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the second quarter of 2014. The Company did not recognize any fee income related to interest rate swaps in either of the six month periods ending June 30, 2014 and 2013, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2014 and December 31, 2013:

(In thousands)	Asset Derivatives
		June 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$16	$186

(In thousands)	Liability Derivatives
		June 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$16	$186

13.  Stock Incentive Plan
The Company adopted the 2014 Stock Option Plan (“2014 Plan”) following shareholder approval of the 2014 Plan at the 2014 Annual Meeting.  Subsequent to the adoption of the 2014 Plan, no additional grants may be issued under the prior plans.  The 2014 Plan provides for grants of up to 350,000 shares.
Stock Options:  Under the 2014 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted.  Optionees, at their own discretion, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock.  Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from grant.
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2014 and 2013, the Company recognized $16,000 and $17,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2014 and 2013, the Company recognized $32,000 and $34,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
Proceeds from the exercise of stock options in the three months ended June 30, 2014 and 2013, were $64,000 and $70,000, respectively.  The Company withheld $0 and $70,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended June 30, 2014 and 2013, respectively. Proceeds from the exercise of stock options in the six months ended June 30, 2014 and 2013, were $64,000 and $118,000, respectively. The Company withheld $0, and $124,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the six months ended June 30, 2014 and 2013, respectively.
There were no stock options granted in the second quarter of 2014.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2014 and 2013, the Company recognized $66,000 and $98,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2014 and 2013, the Company recognized $157,000 and $193,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the second quarter of 2014.
14.  Fair Value of Assets and Liabilities
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Loans:  Fair values were generally determined by discounting both principal and interest cash flows on pools of loans expected to be collected using a discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the Allowance (see Note 8).  Impaired loans are carried at fair value.  Specific valuation allowances are included in the Allowance.
Purchased receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.  Generally, purchased receivables have a duration of less than one year.
Mortgage servicing rights: MSR are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis. The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates. The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows. The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule. Applicable current market rate assumptions are utilized for discounting the future cash flows.
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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2014		December 31, 2013
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$97,883	$97,883	$99,091	$99,091
Investment securities	27,078	27,078	20,487	20,487

Level 2 inputs:
Investment securities	186,500	186,645	232,305	232,458
Accrued interest receivable	3,136	3,136	2,729	2,729
Interest rate contracts	16	16	186	186

Level 3 inputs:
Loans and loans held for sale, net	924,966	930,807	765,035	769,570
Purchased receivables, net	17,380	17,380	16,025	16,025
Mortgage servicing rights	1,169	1,169	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$1,130,266	$1,130,106	$1,003,723	$1,003,816
Securities sold under repurchase agreements	19,776	19,776	21,143	21,143
Borrowings	2,186	2,275	6,527	6,448
Accrued interest payable	118	118	52	52
Interest rate contracts	16	16	186	186
Level 3 inputs:
Junior subordinated debentures	18,558	16,420	18,558	15,456

Unrecognized financial instruments:
Commitments to extend credit(1)	$219,979	$2,200	$187,931	$1,879
Standby letters of credit(1)	6,232	62	6,463	65
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$147,893	$15,564	$132,329	$—
Municipal securities	15,887	—	15,887	—
U.S. Agency mortgage-backed securities	1,154	—	1,154	—
Corporate bonds	39,806	8,355	31,451	—
Preferred stock	3,159	3,159	—	—
Total available for sale securities	$207,899	$27,078	$180,821	$—
Other assets (interest rate contracts and MSR)	$1,185	$—	$16	$1,169
Liabilities:
Other liabilities (interest rate contracts)	$16	$—	$16	$—
December 31, 2013
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$168,702	$5,538	$163,164	$—
Municipal securities	20,149	419	19,730	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	56,778	11,496	45,282	—
Preferred stock	3,034	3,034	—	—
Total available for sale securities	$248,688	$20,487	$228,201	$—
Other assets (interest rate contracts)	$186	$—	$186	$—
Liabilities:
Other liabilities (interest rate contracts)	$186	$—	$186	$—

As of and for the six months ending June 30, 2014 and 2013, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
June 30, 2014
Loans measured for impairment	$349	$—	$—	$349	$2
Other real estate owned	227	—	—	227	45
Total	$576	$—	$—	$576	$47
June 30, 2013
Loans measured for impairment	$1,057	$—	$745	$312	($371)
Other real estate owned	426	—	—	426	88
Total	$1,483	$—	$745	$738	($283)

15.  Subsequent Event
On August 7, 2014 the Company announced the signing of a definitive agreement for Northrim Bank to acquire an additional 76.5% of RML in a cash transaction for a purchase price of approximately $29.8 million. As a result of this transaction, Northrim Bank will own 100% of RML through its wholly-owned subsidiary, Northrim Capital Investment Company. The terms of the transaction call for Northrim Bank to pay approximately $29.8 million in cash with $22.4 million paid at closing and approximately $7.4 million paid over a five year period, depending upon the profitability of RML. The initial cash payment for 76.5% of RML is 126% of the book value for that portion of RML at June 30, 2014.

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recently completed merger with Alaska Pacific might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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

Update on Economic Conditions
“All sectors of the Alaska economy remain stable with only moderate reductions in the government sector,” said Joseph Beedle, Northrim Bank’s President.   "Fisheries, tourism, transportation, health services, construction, and the ever important resource extraction industries continue to produce moderate growth.  We believe the 2013 oil tax legislation is vitally important to the economy of Alaska."

Northrim Bank sponsors the Alaskanomics blog to provide news, analysis and commentary on Alaska’s economy. Join the conversation at Alaskanomics.com or for more information on the Alaska economy, visit: www.northrim.com and click on the “About Alaska” tab. Information from our website is not incorporated into, and does not form a part of, this press release.

Highlights and Summary of Performance - Second Quarter of 2014

•	Diluted earnings per share in the second quarter of 2014 were $0.63, compared to $0.53 per diluted share in the quarter ended June 30, 2013.

•
Total revenues, which include net interest income plus other operating income, were $17.5 million in the second quarter of 2014, a 20% increase from total revenues of $14.6 million in the second quarter a year ago.

•	Net interest income increased to $13.4 million in the second quarter of 2014, compared to $10.9 million in the quarter ended June 30, 2013.

•
Other operating income, which includes revenues from Residential Mortgage, LLC, our mortgage affiliate, and other financial services affiliates, service charges, and electronic banking, were 23.4% of total revenues in the second quarter of 2014, as compared to 25.3% in the second quarter a year ago.

•
Northrim paid a quarterly cash dividend of $0.17 per share in June of 2014, up 13% from the $0.15 per share dividend paid a year ago. The dividend provides a yield of approximately 2.7% at current market share prices.

•
Tangible book value was $21.73 per share at June 30, 2014 as compared to $20.86 per share at December 31, 2013. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value consists of total shareholders’ equity divided by the number of shares outstanding. Book value per share was $22.97 at June 30, 2014, compared to $22.07 at December 31, 2013.

•
Average portfolio loans increased 21% to $924.9 million for the second quarter of 2014 as compared to $763.4 million for the fourth quarter of, 2013, reflecting the addition of the loans acquired from Alaska Pacific.

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2014, of 14.26%, compared to 15.35% at December 31, 2013. The decrease in Tier 1 Capital to Risk Adjusted Assets at June 30, 2014 is a result of the acquisition of $167.2 million in assets from Alaska Pacific.

•
Tangible common equity to tangible assets was 11.02% at June 30, 2014, compared to 11.30% December 31, 2013. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 11.57% at June 30, 2014 as compared to 11.88% at December 31, 2013.

On April 1, 2014, the Company completed the acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") in a stock and cash transaction valued at $14.6 million. The transaction value includes $6.4 million in cash, the issuance of 290,212 shares of common stock issued by the Company, and $717,000 in proceeds from the exercise of warrants for Alaska Pacific common stock. With the completion of this acquisition, the Company now has 15 branch locations that serve 75% of Alaska's population.

The Company reported net income and diluted earnings per share of $4.4 million and $0.63, respectively, for the second quarter of 2014 compared to net income and diluted earnings per share of $3.5 million and $0.53, respectively, for the second quarter of 2013. The Company reported net income and diluted earnings per share of $7.0 million and $1.04, respectively, year to date as of June 30, 2014 compared to net income and diluted earnings per share of $6.2 million and $0.94, respectively, for the same period in 2013. The increase in net income for both of these periods as compared to the same periods in 2013 was primarily the result of a benefit for loan losses recorded due to $1.1 million in net recoveries recorded in the second quarter of 2014. Additionally, contributions from the acquisition of Alaska Pacific at the beginning of the second quarter of 2014 had a positive impact on net income. Lastly, gains on sale of securities increased in the second quarter of 2014 and the first six months of 2014 as compared to the first quarter of 2014 and the first six months of 2013.
The Company’s total assets increased by 12% at June 30, 2014 as compared to December 31, 2013, primarily due to the assets acquired from Alaska Pacific on April 1, 2014. Increases in portfolio loans, other assets, and net premises and equipment were partially offset by a decrease in investment securities available for sale. Net loans increased to $925.0 million at June 30, 2014 as compared to $765.0 million at December 31, 2013, which includes $138.4 million in loans acquired from Alaska Pacific.
Credit Quality
Nonperforming assets: Nonperforming assets at June 30, 2014 increased $4.0 million, or 95% to $8.2 million as compared to $4.2 million at December 31, 2013. Nonaccrual loans increased $1.3 million to $3.1 million and OREO increased $2.5 million to $4.9 million at June 30, 2014 as compared to $1.8 million and $2.4 million at December 31, 2013, respectively. Nonperforming purchased receivables increased from zero at December 31, 2013 to $243,000 at June 30, 2014.
The following table summarizes total OREO activity for the three and six month periods ending June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance, beginning of the period	$3,443	$4,516	$2,402	$4,543
Transfers from loans	21	204	1,158	365
Transfers from premises and equipment	—	—	904	—
Acquired from Alaska Pacific	1,709	—	1,709	—
Proceeds from the sale of other real estate owned	(305)	(433)	(1,599)	(634)
Gain on sale of other real estate owned, net	74	108	368	129
Deferred gain on sale of other real estate owned	—	(15)	—	(23)
Impairment on other real estate owned	(45)	(87)	(45)	(87)
Balance at end of period	$4,897	$4,293	$4,897	$4,293
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
The Company acquired six OREO properties valued at $1.7 million from Alaska Pacific. The OREO properties acquired consist of two commercial properties valued at $1.5 million, one piece of developed land valued at $130,000, and 3 lots valued at $112,000.
Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At June 30, 2014, management had identified potential problem loans of $9.1 million as compared to potential problem loans of $8.2 million at December 31, 2013.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $7.2 million in loans classified as TDRs that were performing and $1.5 million in TDRs included in nonaccrual loans at June 30, 2014 for a total of $8.7 million. At December 31, 2013 there were $6.6 million in loans classified as TDRs that were performing and $1.3 million in TDRs included in nonaccrual loans for a total of $7.9 million. The increase in TDRs at June 30, 2014 compared to December 31, 2013is due the acquisition of several TDRs from Alaska Pacific. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.
RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to Northrim BanCorp for the second quarter of 2014 increased $873,000, or 25%, to $4.4 million as compared to $3.5 million for the same period in 2013. Net income attributable to Northrim BanCorp for the six months ended June 30, 2014 increased $857,000 to $7.0 million as compared to $6.2 million for the same period in 2013. The increases in both periods were primarily due to increases in net interest income and a decrease in the provision for loan losses. These increases were partially offset by increases in other operating expense and the provision for income taxes.
Net Interest Income  / Net Interest Margin
Net interest income for the second quarter of 2014 increased $2.5 million, or 23%, to $13.4 million as compared to $10.9 million for the second quarter in 2013. Net interest income increased $3.2 million, or 15%, to $24.6 million in the first six months of 2014 as compared to $21.5 million for the same period in 2013. The increases for both of these periods mainly arose from increases in interest income on loans. The increase in interest income on loans were primarily due to increased average loan balances, which were partially offset by lower rates on loans. The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis increased by 9 and 3 basis points to 4.43% and 4.36% for the three and six month periods ending June 30, 2014, respectively, as compared to the same periods in 2013.
Average loans, the largest category of interest-earning assets, increased by $190.4 million, or 26% to $935.7 million in the three-month period ending June 30, 2014, and increased $125.6 million, or 17% to $856.7 million in the six-month period ending June 30, 2014, as compared to the same periods in 2013, respectively. Total interest income from loans increased $2.3 million for the second quarter of 2014 and increased $2.9 million during the six-month period ending June 30, 2014 as compared to the same periods in 2013, respectively, mainly due to increased average balances. Average balances increased across all loan types as a result of the acquisition of Alaska Pacific. Additionally, average commercial and real estate construction balances from the Company's legacy operations also increased in the second quarter and first six months of 2014 as compared to the same periods a year ago. These increases were only partially offset by the decrease in interest income from loans due to decreased yields.
Average investments increased 5% both for the three and six-month periods ending June 30, 2014 as compared to the same periods in 2013. Interest income from investments increased 15% and 11%, respectively, for these same periods due to increased average balances and increased average yields.
Average interest-bearing liabilities increased $138.5 million, or 21%, to $791.6 million during the second quarter of 2014 and increased $85.7 million, or 13%, to $735 million during the first six months of 2014 as compared to $653.1 million and $649.3 million, respectively, for the same periods in 2013. These increases were primarily the result of increased average interest-bearing deposit balances acquired from Alaska Pacific.
The average cost of interest-bearing liabilities decreased $27,000, or 5%, and $117,000, or 11%, for the three and six-month periods ending June 30, 2014, respectively, as compared to the same periods in 2013 primarily due to declining market rates across all deposit types. Additionally, the Company paid off the outstanding balance on a borrowing to purchase its main office facility. This borrowing had an interest rate of 5.95% and was paid off in January 2014.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three and six-month periods ending June 30, 2014 and 2013:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2014	2013	$	%	2014	2013	$	%	2014	2013	Change
Loans[1,2]	$935,708	$745,357	$190,351	26%	$13,082	$10,734	$2,348	22%	5.63%	5.81%	(0.18)%

Short-term investments	48,466	49,767	(1,301)	(3)%	41	46	(5)	(11)%	0.33%	0.37%	(0.04)%
Long-term investments	243,096	227,775	15,321	7%	772	660	112	17%	1.39%	1.32%	0.07%
Total investments	291,562	277,542	14,020	5%	813	706	107	15%	1.22%	1.15%	0.07%
Interest-earning assets	1,227,270	1,022,899	204,371	20%	13,895	11,440	2,455	21%	4.58%	4.54%	0.04%
Nonearning assets	116,450	123,021	(6,571)	(5)%
Total	$1,343,720	$1,145,920	$197,800	17%

Interest-bearing deposits	$748,537	$610,784	$137,753	23%	$348	$312	$36	12%	0.19%	0.20%	(0.01)%
Borrowings	43,063	42,296	767	2%	136	199	(63)	(32)%	1.23%	1.88%	(0.65)%
Total interest-bearing liabilities	791,600	653,080	138,520	21%	484	511	(27)	(5)%	0.24%	0.31%	(0.07)%
Demand deposits and other noninterest
-bearing liabilities	395,841	353,097	42,744	12%
Equity	156,279	139,743	16,536	12%
Total	$1,343,720	$1,145,920	$197,800	17%
Net interest income					$13,411	$10,929	$2,482	23%
Net tax equivalent margin on interest earning assets[3]									4.43%	4.34%	0.09%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $717,000 and $783,000 in the second quarter of 2014 and 2013, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $3.8 million and $4.2 million in the second quarter of 2014 and 2013 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2014 and 2013. Net interest margin was 4.38% and 4.29%, respectively, for the second quarter of 2014 and 2013.

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2014	2013	$	%	2014	2013	$	%	2014	2013	Change
Loans[1,2]	$856,734	$731,156	$125,578	17%	$23,953	$21,076	$2,877	14%	5.66%	5.84%	(0.18)%

Short-term investments	53,275	61,742	(8,467)	(14)%	90	108	(18)	(17)%	0.34%	0.35%	(0.01)%
Long-term investments	243,200	221,004	22,196	10%	1,525	1,348	177	13%	1.39%	1.39%	—%
Total investments	296,475	282,746	13,729	5%	1,615	1,456	159	11%	1.21%	1.17%	0.04%
Interest-earning assets	1,153,209	1,013,902	139,307	14%	25,568	22,532	3,036	13%	4.52%	4.54%	(0.02)%
Nonearning assets	109,046	116,333	(7,287)	(6)%
Total	$1,262,255	$1,130,235	$132,020	12%

Interest-bearing deposits	$692,212	$607,050	$85,162	14%	$634	$650	($16)	(2)%	0.18%	0.22%	(0.04)%
Borrowings	42,752	42,233	519	1%	290	391	(101)	(26)%	1.34%	1.85%	(0.51)%
Total interest-bearing liabilities	734,964	649,283	85,681	13%	924	1,041	(117)	(11)%	0.25%	0.32%	(0.07)%
Demand deposits and other noninterest
-bearing liabilities	376,051	342,129	33,922	10%
Equity	151,240	138,823	12,417	9%
Total	$1,262,255	$1,130,235	$132,020	12%
Net interest income					$24,644	$21,491	$3,153	15%
Net tax equivalent margin on interest earning assets[3]									4.36%	4.33%	0.03%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.4 million and $1.5 million in the six months ended June 30, 2014 and 2013, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $2.9 million and $4.3 million in the six months ended June 30, 2014 and 2013, respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2014 and 2013. Net interest margin was 4.31% and 4.27%, respectively, for the second quarter of 2014 and 2013.
The following tables sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and six-month periods ending June 30, 2014 and 2013.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three months ended June 30, 2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,687	($339)	$2,348
Short-term investments	(1)	(4)	(5)
Long-term investments	62	50	112
Total interest income	$2,748	($293)	$2,455

Interest Expense:
Interest-bearing deposits	$46	($10)	$36
Borrowings	4	(67)	(63)
Total interest expense	$50	($77)	($27)

(In Thousands)	Six months ended June 30, 2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,263	$614	$2,877
Short-term investments	(11)	(7)	(18)
Long-term investments	62	115	177
Total interest income	$2,314	$722	$3,036

Interest Expense:
Interest-bearing deposits	($5)	($11)	($16)
Borrowings	(11)	(90)	(101)
Total interest expense	($16)	($101)	($117)

Provision for Loan Losses
The provision for loan losses was negative $1.1 million and zero for the second quarters of 2014 and 2013, respectively, and negative $1.1 million and positive $150,000 for the six-month periods ending June 30, 2014 and 2013, respectively. The decrease in the provision for loan losses in both periods is primarily the result of net recoveries. At June 30, 2014, the Allowance was $16.0 million, or 1.73% of total loans as compared to $16.3 million, or 2.11% of total loans at December 31, 2013. Nonperforming loans compared to total portfolio loans increased to 0.33% at June 30, 2014 from 0.24% at December 31, 2013, and the Allowance compared to nonperforming loans decreased to 521% at June 30, 2014 from 897% at December 31, 2013. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income
Other operating income for the three-month period ending June 30, 2014, increased $404,000, or 11%, to $4.1 million as compared to the same period in 2013. This increase is primarily the result of an increase of $246,000 in employee benefit plan income due to revenue contributions from Enroll Alaska and increased revenue from Northrim Benefits Group's existing book of business, an increase in gain on sale of securities of $249,000, and an increase in other income of $240,000. The increase in other income is primarily the result of a $158,000 bargain purchase gain on the acquisition of Alaska Pacific and an increase in loan servicing fees of $93,000 due to the servicing portfolio purchased from Alaska Pacific. These increases were partially offset by a decrease of $183,000 in equity in earnings from RML, the Company’s mortgage affiliate, due to a decrease in refinance activity and a decrease of $284,000 in purchased receivable income, due to decreased purchased receivable balances.
Other operating income for the six-month period ending June 30, 2014 was essentially flat as compared to the same period in 2013. The following are the significant changes in individual items that make up other operating income: a decrease of $556,000 in equity in earnings from RML, the Company’s mortgage affiliate, due to a decrease in refinance activity and a decrease of $505,000 in purchased receivable income, due to decreased purchased receivable activity; an increase of $553,000 in employee benefit plan income due to revenue contributions from Enroll Alaska and increased revenue from Northrim Benefits Group's existing book of business, an increase in gain on sale of securities of $128,000, and an increase in other income of $296,000. The increase in other income is primarily the result of the bargain purchase gain and new loan servicing fees noted above and also a $52,000 increase in the Company's share of net income from its wealth management affiliate, Pacific Wealth Advisors, LLC, due in part to an increase in its assets under management increase.
Other Operating Expense
Other operating expense for the second quarter of 2014 increased $2.6 million, or 27%, to $12.0 million as compared to the same period in 2013, reflecting the acquisition of the Alaska Pacific operations and one time merger costs. Salaries and other personnel expense, reserve for purchased receivables, occupancy expense, and professional and outside services expense increased $1.3 million, $358,000, $254,000, and $101,000, respectively, in the second quarter of 2014 as compared to the second quarter of 2013. Salaries and other personnel expense increased due to an increase in average full time equivalent employees by 51 from 252 at the end of 2013 to 303 at June 30, 2014 , the hiring of new employees at higher salary levels, and increases in salaries of existing employees. The reserve for purchased receivables increased due to an increase in charge-offs and nonperforming purchased receivables. Occupancy expense increased due to the acquisition of Alaska Pacific which increased the number of bank branches maintained by the Company. Professional and outside services expense increased due to legal, advisory, and system conversion costs related to the acquisition of Alaska Pacific.
Additionally, the Company recognized increases in its reserve for purchased receivables and amortization of low income housing tax credit investments. These expenses increased $358,000 and $83,000, respectively, in the second quarter of 2014 as compared to the second quarter of 2013. The reserve for purchased receivables increased due to charge offs incurred during the second quarter of 2014. Amortization of low income housing tax investments increased in 2014 as compared to 2013 due to an increase in the Company's investment in and allocated tax credits from low income housing tax credit partnerships (see further discussion in "Income Taxes" below).
Other operating expense for the first six months of 2014 increased $3.2 million, or 17%, to $22.3 million as compared to the same period in 2013. Salaries and other personnel expense, professional and outside services expense, occupancy expense, and reserve for purchased receivables increased $1.4 million, $476,000, $243,000, and $237,000, respectively. The reasons for these changes in these expense items are the same as discussed above for the second quarter.
The Company incurred significant expenses in connection with the acquisition and integration of Alaska Pacific that are not capitalizable. Classification of expenses as merger-related is done based on the nature of the expense. Expenses that are necessary in the normal course of business, such as salaries and benefits, occupancy, and systems related costs related to the day-to-day operations of the locations acquired in the transaction since April 1, 2014, are not classified as merger-related expenses. The following table presents the merger-related expenses by major category for the six month periods ending June 30, 2014 and 2013:

(In Thousands)	2014	2013
Professional and outside services	$452	$—
Other operating expenses	199	—
Total	$651	$—

Income Taxes
The provision for income taxes for the three and six-month periods ending June 30, 2014 increased $604,000 and $469,000, or 37% and 17%, as compared to the same periods in 2013 primarily due to an increase in net income before the provision for income taxes. Additionally, the Company estimates that $319,000 in merger related costs included in pre-tax income for the six-month period ending June 30, 2014 are not deductible for tax purposes. The impact of this increase in non-deductible costs on the provision for income taxes was only partially offset by an increase in tax credits from the Company's investments in low income housing tax credit partnerships. The effective tax rate for the six-month periods ending June 30, 3014 and 2013 was 31% and 30%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at June 30, 2014 decreased $40.8 million, or 16%, to $210.1 million from $250.9 million at December 31, 2013. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases. The Company used proceeds from the net decrease in investment securities to fund loan growth in the first six months of 2014.
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
Portfolio loans increased by $156.8 million, or 20%, to $926.8 million at June 30, 2014 from $770.0 million at December 31, 2013. On April 1, 2014, the Company acquired $138.4 million in loans from Alaska Pacific. The remainder of the increase represents organic growth in commercial and real estate construction loans.

The following table details loan balances by loan type as of the dates indicated:

	June 30, 2014		December 31, 2013
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$339,011	36.6%	$300,338	39.0%
Real estate construction one-to-four family	40,178	4.3%	30,161	3.9%
Real estate construction other	49,901	5.4%	32,599	4.2%
Real estate term owner occupied	112,519	12.1%	91,098	11.8%
Real estate term non-owner occupied	284,824	30.7%	255,324	33.2%
Real estate term other	37,893	4.1%	29,976	3.9%
Consumer secured by 1st deeds of trust	33,219	3.6%	16,483	2.1%
Consumer other	33,704	3.6%	18,058	2.3%
Subtotal	$931,249		$774,037
Less: Unearned origination fee,
net of origination costs	(4,440)	(0.5)%	(4,021)	(0.5)%
Total loans	$926,809		$770,016

The following table provides details on the acquired loan portfolio after fair value adjustments as of June 30, 2014, and also details the rest of the Company's portfolio loans compared to December 31, 2013:

	June 30, 2014			December 31, 2013
	NRIM Legacy	AKPB Acquired	NRIM	NRIM
(In Thousands)
Commercial	$302,824	$36,187	$339,011	$300,338
Real estate construction one-to-four family	33,867	6,311	40,178	30,161
Real estate construction other	49,624	277	49,901	32,599
Real estate term owner occupied	81,181	31,338	112,519	91,098
Real estate term non-owner occupied	258,543	26,281	284,824	255,324
Real estate term other	35,360	2,533	37,893	29,976
Consumer secured by 1st deeds of trust	15,734	17,485	33,219	16,483
Consumer other	18,434	15,270	33,704	18,058
Subtotal	$795,567	$135,682	$931,249	$774,037
Less: Unearned origination fee,
net of origination costs	(3,988)	(452)	(4,440)	(4,021)
Total loans	$791,579	$135,230	$926,809	$770,016

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of June 30, 2014 and December 31, 2013, 22% and 60% of nonperforming loans, which totaled $3.1 million and $1.8 million, respectively, had partially charged-off balances.
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
At June 30, 2014, the unallocated portion of the Allowance as a percentage of the total Allowance was 17%. The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2013.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans purchased from Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$16,032	$16,641	$16,282	$16,408
Charge-offs:
Commercial	—	355	320	355
Consumer secured by 1st deeds of trust	39	—	39	—
Consumer other	24	—	33	14
Total charge-offs	63	355	392	369
Recoveries:
Commercial	576	143	630	219
Real estate construction one-to-four family	613	18	625	36
Real estate construction other	—	78	—	78
Consumer other	10	3	23	6
Total recoveries	1,199	242	1,278	339
Net, (recoveries) charge-offs	(1,136)	113	(886)	30
Provision (benefit) for loan losses	(1,136)	—	(1,136)	150
Balance at end of period	$16,032	$16,528	$16,032	$16,528

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $126.5 million to $1.1 billion at June 30, 2014, from $1.0 billion at December 31, 2013. On April 1, 2014, the Company acquired $151.4 million in deposits from Alaska Pacific.
The following table provides details on the deposits after fair value adjustments as of June 30, 2014:

	30-Jun-14			31-Dec-13
(In Thousands)	NRIM Legacy	AKPB Acquired	NRIIM	NRIM
Demand deposits	$351,681	$37,047	$388,728	$363,969
Interest-bearing demand	138,984	35,663	174,647	143,703
Savings deposits	96,553	23,565	120,118	94,518
Alaska CDs	115,081	—	115,081	112,702
Money market deposits	191,351	29,460	220,811	202,606
Time deposits	83,863	27,018	110,881	86,225
Total deposits	$977,513	$152,753	$1,130,266	$1,003,723
Noninterest-bearing demand deposits increased $24.8 million to $388.7 million at June 30, 2014, from $363.9 million at December 31, 2013. The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% and 91% of total deposits at June 30, 2014 and December 31, 2013, respectively. Savings account balances at June 30, 2014 were up 27% as compared to December 31, 2013. At June 30, 2014, noninterest-bearing demand deposits accounted for 34% of total deposits, interest-bearing demand accounts were 15%, savings deposits were 11%, money market balances accounted for 20%, the Alaska CD accounted for 10% and time certificates were 10% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2014 or December 31, 2013.
Borrowings
At June 30, 2014, the Company’s maximum borrowing line from the FHLB was $170.6 million, approximately 13% of the Company’s assets. The Company has an outstanding FHLB advance of $2.2 million as of June 30, 2014 and December 31, 2013, respectively, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate of 3.12%. This new FHLB borrowing has an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower. Additionally, as of June 30, 2014 the Company has an outstanding FHLB letter of credit of $2 million which it acquired from Alaska Pacific.
The Company purchased its main office facility for $12.9 million on July 1, 2008 through Northrim Building LLC, and assumed an existing loan secured by the building in an amount of $5.1 million. At June 30, 2014 and December 31, 2013, the outstanding balance on this loan was zero and $4.3 million, respectively. This borrowing had an interest rate of 5.95% and was paid off in January 2014.
At June 30, 2014 and December 31, 2013, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $97.9 million of cash and due from banks and interest bearing deposits in other banks and $157.2 million in unpledged available for sale securities held at June 30, 2014, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $205.0 million as of June 30, 2014.
At June, 2014, $50.7 million in securities, or 24%, of the investment portfolio was pledged, as compared to $46.8 million, or 19%, at December 31, 2013. As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $1.5 million for the first six months of 2014 primarily due to net purchases of loans held for sale and an increase in other assets related to the acquisition of Alaska Pacific. Net cash provided by investing activities was $33.3 million for the same period, primarily due to the proceeds from sales and maturities of securities available for sale. Net cash used by financing activities was $33.0 million, primarily due to an decrease in borrowings and deposits.
The Company issued 3,049 shares of its common stock through the exercise of stock options in the second quarter of 2014 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. The Company issued 290,212 shares of its common stock as part of the purchase agreement to acquire Alaska Pacific on April 1, 2014. At June 30, 2014, the Company had 6,830,913 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At June 30, 2014, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2014.

	Adequately-Capitalized	Well-Capitalized	Actual Ratio Northrim BanCorp, Inc.	Actual Ratio Northrim Bank

June 30, 2014
Tier 1 risk-based capital	4.00%	6.00%	14.26%	13.37%
Total risk-based capital	8.00%	10.00%	15.51%	14.62%
Leverage ratio	4.00%	5.00%	12.55%	11.75%
December 31, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.35%	13.75%
Total risk-based capital	8.00%	10.00%	16.61%	15.00%
Leverage ratio	4.00%	5.00%	13.06%	11.68%

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
The decrease in the capital ratios of the Company are a result of the acquisition of $167.2 million in assets from Alaska Pacific. The Company paid $6.4 million in cash and issued 290,212 shares of common stock with a value of $7.4 million on April 1, 2014 for the purchase of Alaska Pacific.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2014 and December 31, 2013, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $226.2 million and $194.4 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Capital Expenditures and Commitments
At June 30, 2014 the Company has capital commitments of $4.2 million related to the planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the second half of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2014 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2014, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors have not materially changed as of June 30, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending June 30, 2014.
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
NORTHRIM BANCORP, INC.

August 8, 2014	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	By	/s/ Latosha M. Frye
Latosha M. Frye
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)