Form 10-Q
period 2014-09-30
NORTHRIM BANCORP INC
filed 2014-11-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 5, 2014 was 6,834,101.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$44,312	$33,112
Interest bearing deposits in other banks	85,029	65,979

Investment securities available for sale	237,562	248,688
Investment securities held to maturity	2,202	2,208
Total portfolio investments	239,764	250,896

Investment in Federal Home Loan Bank stock	3,440	1,896

Loans held for sale	10,325	11,301
Loans	936,659	770,016
Allowance for loan losses	(16,243)	(16,282)
Net loans	930,741	765,035
Purchased receivables, net	14,328	16,025
Accrued interest receivable	3,483	2,729
Other real estate owned, net	4,732	2,402
Premises and equipment, net	34,720	28,324
Goodwill and intangible assets, net	8,349	7,942
Other assets	51,767	40,666
Total assets	$1,420,665	$1,215,006
LIABILITIES
Deposits:
Demand	$438,805	$363,969
Interest-bearing demand	176,030	143,703
Savings	119,002	94,518
Alaska CDs	112,667	112,702
Money market	237,235	202,606
Certificates of deposit less than $100,000	49,358	35,432
Certificates of deposit greater than $100,000	59,270	50,793
Total deposits	1,192,367	1,003,723
Securities sold under repurchase agreements	19,931	21,143
Borrowings	2,175	6,527
Junior subordinated debentures	18,558	18,558
Other liabilities	28,363	20,737
Total liabilities	1,261,394	1,070,688
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,834,101 and 6,537,652 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6,834	6,538
Additional paid-in capital	61,573	54,089
Retained earnings	90,063	82,855
Accumulated other comprehensive income	646	669
Total Northrim BanCorp shareholders' equity	159,116	144,151
Noncontrolling interest	155	167
Total shareholders' equity	159,271	144,318
Total liabilities and shareholders' equity	$1,420,665	$1,215,006

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$13,437	$10,803	$37,390	$31,879
Interest on investment securities available for sale	696	635	2,176	1,924
Interest on investment securities held to maturity	24	29	69	88
Interest on deposits in other banks	55	57	145	165
Total Interest Income	14,212	11,524	39,780	34,056
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	487	502	1,411	1,543
Net Interest Income	13,725	11,022	38,369	32,513
Provision (Benefit) for loan losses	—	(785)	(1,136)	(635)
Net Interest Income After Provision (Benefit) for Loan Losses	13,725	11,807	39,505	33,148
Other Operating Income
Gain on sale of premises and equipment	1,115	—	1,115	—
Employee benefit plan income	899	541	2,653	1,742
Service charges on deposit accounts	599	549	1,682	1,613
Electronic banking income	590	567	1,694	1,607
Purchased receivable income	582	757	1,547	2,227
Equity in earnings from RML	384	336	608	1,116
Gain on sale of securities, net	15	—	461	318
Other income	750	493	2,014	1,461
Total Other Operating Income	4,934	3,243	11,774	10,084
Other Operating Expense
Salaries and other personnel expense	7,107	6,108	19,866	17,429
Merger and acquisition expense	1,031	158	1,736	160
Occupancy expense	1,041	851	3,030	2,597
Marketing expense	417	473	1,425	1,365
Equipment expense	405	321	1,062	900
Software expense	383	257	997	789
Amortization of low income housing tax investments	331	240	1,003	732
Insurance expense	319	205	788	610
Professional and outside services	323	321	947	977
Internet banking expense	264	207	677	580
Reserve for (recovery from) purchased receivables	241	—	447	(31)
Intangible asset amortization expense	81	58	214	175
OREO (income) expense, net rental income and gains on sale	(68)	(18)	(315)	(12)
Other operating expense	1,235	895	3,494	2,893
Total Other Operating Expense	13,110	10,076	35,371	29,164
Income Before Provision for Income Taxes	5,549	4,974	15,908	14,068
Provision for income taxes	1,651	1,510	4,845	4,235
Net Income	3,898	3,464	11,063	9,833
Less: Net income (loss) attributable to the noncontrolling interest	191	(10)	329	189
Net Income Attributable to Northrim BanCorp	$3,707	$3,474	$10,734	$9,644
Earnings Per Share, Basic	$0.54	$0.53	$1.59	$1.48
Earnings Per Share, Diluted	$0.53	$0.53	$1.57	$1.46
Weighted Average Shares Outstanding, Basic	6,831,976	6,515,455	6,733,175	6,514,441
Weighted Average Shares Outstanding, Diluted	6,919,993	6,607,201	6,822,288	6,594,482
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net income	$3,898	$3,464	$11,063	$9,833
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (loss) arising during the period	($307)	$156	$400	($763)
Reclassification of net gains included in net income (net tax expense of
$6 and $0 for the third quarter of 2014 and 2013, respectively and
$190 and $131 for the first nine months of 2014 and 2013, respectively)	(9)	—	(271)	(187)
Income tax expense (benefit) related to unrealized gains	108	(46)	(152)	331
Other comprehensive income (loss)	(208)	110	(23)	(619)
Comprehensive income	3,690	3,574	11,040	9,214
Less: comprehensive income (loss) attributable to the noncontrolling interest	191	(10)	329	189
Comprehensive income attributable to Northrim BanCorp	$3,499	$3,584	$10,711	$9,025

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2013	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp	—	—	—	12,325	—	—	12,325
Twelve Months Ended December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318

Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(3,526)	—	—	(3,526)
Stock based compensation expense	—	—	254	—	—	—	254
Exercise of stock options	6	6	69	—	—	—	75
Excess tax benefits from share-based payment arrangements	—	—	5	—	—	—	5
Distributions to noncontrolling interest	—	—	—	—	—	(341)	(341)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(23)	—	(23)
Net income attributable to the noncontrolling interest	—	—	—	—	—	329	329
Net income attributable to Northrim BanCorp	—	—	—	10,734	—	—	10,734
Nine Months Ended September 30, 2014	6,834	$6,834	$61,573	$90,063	$646	$155	$159,271

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
Operating Activities:
Net income	$11,063	$9,833
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(461)	(318)
Gain on sale of premises and equipment	(1,115)	—
Depreciation and amortization of premises and equipment	1,355	1,336
Amortization of software	136	137
Intangible asset amortization	214	175
Amortization of investment security premium, net of discount accretion	(126)	34
Deferred tax liability	(1,503)	(306)
Stock-based compensation	254	391
Excess tax benefits from share-based payment arrangements	(5)	(31)
Deferral of loan fees and costs, net	627	377
Provision (benefit) for loan losses	(1,136)	(635)
Reserve for (recovery from) purchased receivables	447	(31)
Purchases of loans held for sale	(117,225)	(125,497)
Proceeds from the sale of loans held for sale	118,201	123,301
Gain on sale of other real estate owned	(470)	(190)
Impairment on other real estate owned	45	70
Equity in undistributed earnings from mortgage affiliate	(239)	76
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(754)	(144)
Decrease in other assets	1,685	514
Increase (decrease) in other liabilities	(2,606)	1,352
Net Cash (Used) Provided by Operating Activities	8,387	10,444
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(156,014)	(94,679)
Proceeds from sales/maturities of securities available for sale	173,239	59,316
Purchases of domestic certificates of deposit	(3,500)	(13,500)
Proceeds from maturities of domestic certificates of deposit	13,500	13,500
Proceeds from redemption of FHLB stock	129	53
Alaska Pacific acquisition, net of cash received	6,367	—
Decrease in purchased receivables, net	1,250	5,252
(Increase) decrease in loans, net	(28,899)	(50,129)
Proceeds from sale of other real estate owned	1,828	1,307
(Increase) decrease in loan to Elliott Cove, net	189	(17)
Purchases of premises and equipment	(4,104)	(1,622)
Net Cash Provided (Used) by Investing Activities	3,985	(80,519)
Financing Activities:
(Decrease) increase in deposits	37,206	(1,900)
(Decrease) increase in securities sold under repurchase agreements	(1,212)	3,977
(Decrease) increase in borrowings	(4,352)	2,099
Distributions to noncontrolling interest	(341)	(288)
Proceeds from the issuance of common stock	75	—
Excess tax benefits from share-based payment arrangements	5	31
Cash dividends paid	(3,503)	(3,062)
Net Cash (Used) Provided by Financing Activities	27,878	857

Net (Decrease) increase in Cash and Cash Equivalents	40,250	(69,218)
Cash and Cash Equivalents at Beginning of Period	85,591	141,313
Cash and Cash Equivalents at End of Period	$125,841	$72,095
Supplemental Information:
Income taxes paid	$3,627	$3,547
Interest paid	$1,408	$1,538
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$8,518	$—
Transfer of loans to other real estate owned	$1,158	$365
Transfer of premises to other real estate owned	$904	$—
Cash dividends declared but not paid	$23	$31
Acquisitions:
Assets acquired	$167,199	$—
Liabilities assumed	$153,172	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates as a single operating segment. Operating results for the interim period ended September 30, 2014, are not necessarily indicative of the results anticipated for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Mortgage Servicing Rights: The Company purchased mortgage servicing rights, ("MSR") in conjunction with the acquisition of Alaska Pacific. MSRs are the rights to service mortgage loans for others. The Company initially records all of our MSRs at fair value. Subsequently, MSRs are carried at fair value. The Company uses a model derived valuation methodology to estimate the fair value of MSRs. The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows. The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule. Current market rates are utilized for discounting the future cash flows. Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Changes in the fair value of MSRs are reported in noninterest income in the period in which the change occurs. The amortization of MSRs is reported in noninterest income.

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
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). The amendments to the Codification in ASU 2014-11 require two accounting changes. First, the amendments change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing agreements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2014, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”). The amendments to the Codification in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2014, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $168,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price and is included in Other Income in the Consolidated Statements of Net Income in this Form 10-Q. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. The Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting. The bargain purchase gain increased from April 1, 2014 to September 30, 2014, due to an adjustment to the fair value of accrued liabilities acquired.

A summary of the net assets acquired and the estimated fair value adjustments of Alaska Pacific are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Cost basis net assets	$14,733
Cash payment made	(6,423)
Common stock issued	(7,446)
Fair value adjustments:
Net loans	(1,137)
Premises and equipment	547
Other intangible assets	623
Mortgage servicing rights	(119)
Deposits	(844)
Other	234
Bargain purchase gain	$168

A summary of assets acquired and liabilities assumed at their estimated fair values are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Assets Acquired:
Cash and equivalents	$12,956
Investment securities	7,240
Net loans	138,432
Premises and equipment	3,436
Other intangibles	623
Mortgage servicing rights	1,170
Other real estate owned	1,709
Other assets	1,643
Total assets acquired	$167,209

Liabilities Assumed:
Deposits	$151,438
Other liabilities	1,734
Total liabilities assumed	$153,172
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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and added revenue of $4.4 million, non-interest expense of $2.7 million, and net income of $1.8 million, before taxes, for the quarter ended September 30, 2014. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $1.3 million for the nine months ended September 30, 2014 have been incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the nine month periods ended September 30, 2014 and 2013 as if the acquisition of Alaska Pacific had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013.

(In Thousands, except earnings per share data)	September 30, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$50,143	$2,095	$—	[2]	$52,238
Net income attributable to Northrim BanCorp, Inc.	10,734	(1,282)	(181)	[3]	9,271
Earnings Per Share, Basic	$1.59				$1.38
Earnings Per Share, Diluted	$1.57				$1.36
Weighted Average Shares Outstanding, Basic	6,733,175				6,733,175
Weighted Average Shares Outstanding, Diluted	6,822,288				6,822,288

(In Thousands, except earnings per share data)	September 30, 2013
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$42,597	$7,468	($28)	[2]	$50,037
Net income attributable to Northrim BanCorp, Inc.	9,644	281	101	[3]	10,026
Earnings Per Share, Basic	$1.48				$1.54
Earnings Per Share, Diluted	$1.46				$1.52
Weighted Average Shares Outstanding, Basic	6,514,441				6,514,441
Weighted Average Shares Outstanding, Diluted	6,594,482				6,594,482
1 Alaska Pacific represents results from January 1 to March 31 for 2014 and represents results from January 1 to September 30 for 2013.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes.

4. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of September 30, 2014, the Company had one certificate of deposit totaling $3.5 million in another bank with original maturity greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

5. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$178,773	$94	$165	$178,702
Municipal securities	14,893	333	3	15,223
U.S. Agency mortgage-backed securities	1,094	8	8	1,094
Corporate bonds	38,745	656	—	39,401
Preferred stock	2,999	143	—	3,142
Total securities available for sale	$236,504	$1,234	$176	$237,562
Securities held to maturity
Municipal securities	$2,202	$125	$—	$2,327
Total securities held to maturity	$2,202	$125	$—	$2,327
December 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$168,922	$103	$323	$168,702
Municipal securities	19,825	378	54	20,149
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	55,798	1,000	20	56,778
Preferred stock	2,999	35	—	3,034
Total securities available for sale	$247,569	$1,516	$397	$248,688
Securities held to maturity
Municipal securities	$2,208	$153	$—	$2,361
Total securities held to maturity	$2,208	$153	$—	$2,361

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$110,947	$165	$—	$—	$110,947	$165
U.S. Agency mortgage-backed securities	390	8	—	—	390	8
Municipal Securities	323	3	—	—	323	3
Total	$111,660	$176	$—	$—	$111,660	$176

December 31, 2013:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$122,560	$323	$—	$—	$122,560	$323
Municipal Securities	5,613	54	—	—	5,613	54
Corporate Bonds	6,051	20	—	—	6,051	20
Total	$134,224	$397	$—	$—	$134,224	$397

There were twenty-one and twenty-six available-for-sale securities with unrealized losses as of September 30, 2014 and December 31, 2013, respectively, that have been in a loss position for less than twelve months. There were no securities as of September 30, 2014 and December 31, 2013 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2014, $53.4 million in securities, or 22%, of the investment portfolio was pledged for deposits and borrowings, as compared to $46.8 million, or 19%, at December 31, 2013. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2014 and December 31, 2013.

The amortized cost and fair values of debt securities at September 30, 2014, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$178,294	$178,219	1.07%
5-10 years	479	483	2.27%
Total	$178,773	$178,702	1.07%
U.S. Agency mortgage-backed securities
Within 1 year	$245	$240	1.85%
1-5 years	81	84	2.40%
5-10 years	328	328	3.43%
Over 10 years	440	442	3.64%
Total	$1,094	$1,094	3.08%
Corporate bonds
Within 1 year	$736	$741	0.87%
1-5 years	36,009	36,641	1.46%
5-10 years	2,000	2,019	1.04%
Total	$38,745	$39,401	1.42%
Preferred stock
Over 10 years	$2,999	$3,142	5.61%
Total	$2,999	$3,142	5.61%
Municipal securities
Within 1 year	$6,571	$6,583	0.88%
1-5 years	4,311	4,445	3.05%
5-10 years	6,213	6,522	4.43%
Total	$17,095	$17,550	2.72%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending September 30, 2014 and 2013 respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2014
Available for sale securities	$24,102	$465	$4
2013
Available for sale securities	$22,013	$318	$—

A summary of interest income for the nine months ending September 30, 2014 and 2013 on available for sale investment securities is as follows:

(In Thousands)	2014	2013
US Treasury and government sponsored entities	$1,186	$638
U.S. Agency mortgage-backed securities	17	1
Other	671	856
Total taxable interest income	$1,874	$1,495
Municipal securities	$302	$429
Total tax-exempt interest income	$302	$429
Total	$2,176	$1,924

6. Loans Held for Sale
From time to time, the Company has purchased residential loans from our mortgage affiliate, Residential Mortgage Holding Company LLC (“RML”). The Company then sells these loans in the secondary market. The Company purchased $117.2 million and sold $118.2 million in loans during the nine-month period ending September 30, 2014.  The Company purchased $125.5 million and sold $123.3 million in loans during the nine-month period ending September 30, 2013.
7.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2014
AQR Pass	$311,714	$40,144	$65,212	$111,148	$276,870	$51,087	$31,511	$33,206	$920,892
AQR Special Mention	3,889	—	788	6,174	3,432	582	405	42	15,312
AQR Substandard	1,712	191	—	1,240	1,137	151	622	50	5,103
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$317,315	$40,335	$66,000	$118,562	$281,439	$51,820	$32,538	$33,298	$941,307
Less: Unearned origination fees, net of origination costs									(4,648)
Total loans									$936,659
December 31, 2013
AQR Pass	$293,803	$28,227	$31,633	$84,191	$251,384	$28,684	$15,877	$17,694	$751,493
AQR Special Mention	6,022	1,934	966	6,235	2,620	—	397	196	18,370
AQR Substandard	513	—	—	672	1,320	1,292	209	168	4,174
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Less: Unearned origination fees, net of origination costs									(4,021)
Total loans									$770,016
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
Nonaccrual loans totaled $2.8 million and  $1.8 million at September 30, 2014 and December 31, 2013, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	September 30, 2014	December 31, 2013
Commercial	$379	$222
Real estate construction one-to-four family	191	—
Real estate construction other	—	—
Real estate term owner occupied	370	—
Real estate term non-owner occupied	1,137	151
Real estate term other	—	1,136
Consumer secured by 1st deeds of trust	623	187
Consumer other	50	119
Total	$2,750	$1,815

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
September 30, 2014
AQR Pass	$731	$190	$—	$—	$921	$919,971	$920,892
AQR Special Mention	180	—	—	—	180	15,132	15,312
AQR Substandard	—	—	11	2,750	2,761	2,342	5,103
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$911	$190	$11	$2,750	$3,862	$937,445	$941,307
Less: Unearned origination fees, net of origination costs							(4,648)
Total							$936,659
December 31, 2013
AQR Pass	$672	$—	$—	$127	$799	$750,694	$751,493
AQR Special Mention	385	—	—	—	385	17,985	18,370
AQR Substandard	—	—	—	1,688	1,688	2,486	4,174
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,057	$—	$—	$1,815	$2,872	$771,165	$774,037
Less: Unearned origination fees, net of origination costs							(4,021)
Total							$770,016

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

At September 30, 2014 and December 31, 2013, the recorded investment in loans that are considered to be impaired was $10.6 million and $8.8 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2014
With no related allowance recorded
Commercial - AQR pass	$54	$54	$—
Commercial - AQR special mention	355	355	—
Commercial - AQR substandard	1,629	1,773	—
Real estate term owner occupied- AQR pass	504	504	—
Real estate term owner occupied- AQR special mention	275	275	—
Real estate term owner occupied- AQR substandard	1,201	1,201	—
Real estate term non-owner occupied- AQR pass	568	568	—
Real estate term non-owner occupied- AQR special mention	3,074	3,074	—
Real estate term non-owner occupied- AQR substandard	1,095	1,095	—
Real estate term other - AQR special mention	788	788	—
Real estate term other - AQR substandard	342	342	—
Consumer secured by 1st deeds of trust - AQR pass	84	84	—
Consumer secured by 1st deeds of trust - AQR substandard	457	470	—
Consumer other - AQR substandard	—	—	—
Subtotal	$10,426	$10,583	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$165	$171	$8
Subtotal	$165	$171	$8

Commercial - AQR pass	$54	$54	$—
Commercial - AQR special mention	355	355	—
Commercial - AQR substandard	1,629	1,773	—
Real estate term owner-occupied - AQR pass	504	504	—
Real estate term owner-occupied - AQR special mention	275	275	—
Real estate term owner-occupied - AQR substandard	1,201	1,201	—
Real estate term non-owner occupied - AQR pass	568	568	—
Real estate term non-owner occupied - AQR special mention	3,074	3,074	—
Real estate term non-owner occupied - AQR substandard	1,095	1,095	—
Real estate term other - AQR special mention	788	788	—
Real estate term other - AQR substandard	342	342	—
Consumer secured by 1st deeds of trust - AQR pass	84	84	—
Consumer secured by 1st deeds of trust - AQR substandard	622	641	8
Consumer other - AQR substandard	—	—	—
Total	$10,591	$10,754	$8

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded
Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer other - AQR substandard	65	65	—
Subtotal	$8,565	$8,989	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	$186	$186	$11
Subtotal	$186	$186	$11

Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Consumer other - AQR substandard	65	65	—
Total	$8,751	$9,175	$11

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three month periods ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$323	$1	$183	$4
Commercial - AQR special mention	358	10	327	8
Commercial - AQR substandard	1,661	65	646	5
Real estate construction one-to-four family - AQR pass	—	—	470	—
Real estate construction one-to-four family - AQR special mention	—	—	353	—
Real estate construction other - AQR pass	—	—	2,123	—
Real estate construction other - AQR special mention	—	—	797	29
Real estate term owner occupied- AQR pass	505	12	517	12
Real estate term owner occupied- AQR special mention	276	6	917	19
Real estate term owner occupied- AQR substandard	1,218	24	380	6
Real estate term non-owner occupied- AQR pass	591	19	356	6
Real estate term non-owner occupied- AQR special mention	3,103	168	816	23
Real estate term non-owner occupied- AQR substandard	1,118	—	1,347	20
Real estate term other - AQR special mention	795	30	—	—
Real estate term other - AQR substandard	424	3	1,386	4
Consumer secured by 1st deeds of trust - AQR pass	84	1	90	1
Consumer secured by 1st deeds of trust - AQR substandard	467	—	—	—
Consumer other - AQR substandard	—	—	68	—
Subtotal	$10,923	$339	$10,776	$137

With an allowance recorded
Commercial - AQR doubtful	$—	$—	$255	$—
Consumer secured by 1st deeds of trust - AQR substandard	165	—	192	—
Consumer other - AQR substandard	—	—	158	—
Subtotal	$165	$—	$605	$—

Total
Commercial - AQR pass	$323	$1	$183	$4
Commercial - AQR special mention	358	10	327	8
Commercial - AQR substandard	1,661	65	646	5
Commercial - AQR doubtful	—	—	255	—
Real estate construction one-to-four family - AQR pass	—	—	470	—
Real estate construction one-to-four family - AQR special mention	—	—	353	—
Real estate construction other - AQR pass	—	—	2,123	—
Real estate construction other - AQR special mention	—	—	797	29
Real estate term owner-occupied - AQR pass	505	12	517	12
Real estate term owner-occupied - AQR special mention	276	6	917	19
Real estate term owner-occupied - AQR substandard	1,218	24	380	6
Real estate term non-owner occupied - AQR pass	591	19	356	6
Real estate term non-owner occupied - AQR special mention	3,103	168	816	23
Real estate term non-owner occupied - AQR substandard	1,118	—	1,347	20
Real estate term other - AQR special mention	795	30	—	—
Real estate term other - AQR substandard	424	3	1,386	4
Consumer secured by 1st deeds of trust - AQR pass	84	1	90	1
Consumer secured by 1st deeds of trust - AQR substandard	632	—	192	—
Consumer other - AQR substandard	—	—	226	—
Total Impaired Loans	$11,088	$339	$11,381	$137

Nine Months Ended September 30,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$130	$2	$123	$8
Commercial - AQR special mention	281	20	381	28
Commercial - AQR substandard	1,538	72	814	25
Real estate construction one-to-four family - AQR pass	—	—	158	—
Real estate construction one-to-four family - AQR special mention	116	6	431	—
Real estate construction other - AQR pass	—	—	2,371	—
Real estate construction other - AQR special mention	271	29	269	29
Real estate term owner occupied- AQR pass	508	39	347	23
Real estate term owner occupied- AQR special mention	307	15	980	57
Real estate term owner occupied- AQR substandard	1,168	51	223	6
Real estate term owner occupied- AQR loss	—	—	134	—
Real estate term non-owner occupied- AQR pass	607	74	120	6
Real estate term non-owner occupied- AQR special mention	2,447	209	857	61
Real estate term non-owner occupied- AQR substandard	1,062	—	1,468	65
Real estate term other - AQR special mention	655	77	—	—
Real estate term other - AQR substandard	245	10	1,490	17
Consumer secured by 1st deeds of trust - AQR pass	85	3	91	4
Consumer secured by 1st deeds of trust - AQR special mention	—	—	28	1
Consumer secured by 1st deeds of trust - AQR substandard	284	—	—	—
Consumer other - AQR substandard	38	—	176	3
Subtotal	$9,742	$607	$10,461	$333

With an allowance recorded
Commercial - AQR special mention	$61	$6	$—	$—
Commercial - AQR substandard	198	—	146	—
Commercial - AQR doubtful	—	—	86	—
Commercial - AQR loss	—	—	61	—
Real estate construction one-to-four family - AQR substandard	—	—	510	—
Consumer secured by 1st deeds of trust - AQR substandard	234	—	195	—
Subtotal	$493	$6	$998	$—

Total
Commercial - AQR pass	$130	$2	$123	$8
Commercial - AQR special mention	342	26	381	28
Commercial - AQR substandard	1,736	72	960	25
Commercial - AQR doubtful	—	—	86	—
Commercial - AQR loss	—	—	61	—
Real estate construction one-to-four family - AQR pass	—	—	158	—
Real estate construction one-to-four family - AQR special mention	116	6	431	—
Real estate construction one-to-four family - AQR substandard	—	—	510	—
Real estate construction other - AQR pass	—	—	2,371	—
Real estate construction other - AQR special mention	271	29	269	29
Real estate term owner-occupied - AQR pass	508	39	347	23
Real estate term owner-occupied - AQR special mention	307	15	980	57
Real estate term owner-occupied - AQR substandard	1,168	51	223	6
Real estate term owner-occupied - AQR loss	—	—	134	—
Real estate term non-owner occupied - AQR pass	607	74	120	6
Real estate term non-owner occupied - AQR special mention	2,447	209	857	61
Real estate term non-owner occupied - AQR substandard	1,062	—	1,468	65
Real estate term other - AQR special mention	655	77	—	—
Real estate term other - AQR substandard	245	10	1,490	17
Consumer secured by 1st deeds of trust - AQR pass	85	3	91	4
Consumer secured by 1st deeds of trust - AQR special mention	—	—	28	1
Consumer secured by 1st deeds of trust - AQR substandard	518	—	195	—
Consumer other - AQR substandard	38	—	229	3
Total Impaired Loans	$10,235	$613	$11,512	$333
As described in Note 3 above, the Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of September 30, 2014 is $3.6 million.
Loans classified as troubled debt restructurings (“TDR”) totaled $8.3 million and  $7.9 million at September 30, 2014 and December 31, 2013, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents newly restructured loans that occurred during the nine months ended September 30, 2014 and restructured loans acquired from Alaska Pacific Bank on April 1, 2014:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR special mention	$111	$—	$111
Commercial - AQR substandard	253	—	253
Real estate owner occupied - AQR substandard	—	241	241
Real estate non-owner occupied - AQR special mention	2,119	—	2,119
Real estate non-owner occupied - AQR substandard	—	1,094	1,094
Real estate other - AQR substandard	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	—	124	124
Subtotal	$2,483	$1,459	$3,942
Existing Troubled Debt Restructurings	4,170	191	4,361
Total	$6,653	$1,650	$8,303

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2014 and restructured loans acquired from Alaska Pacific Bank on April 1, 2014, by concession (terms modified):

		September 30, 2014
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$113	$—	$113
Commercial - AQR substandard	1	—	256	—	—	256
Real estate owner occupied - AQR substandard	2	—	—	—	255	255
Real estate non-owner occupied - AQR special mention	3	—	—	—	2,181	2,181
Real estate non-owner occupied - AQR substandard	3	—	—	—	1,191	1,191
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	133	133
Total	11	$—	$256	$113	$3,760	$4,129
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$111	$—	$111
Commercial - AQR substandard	1	—	253	—	—	253
Real estate owner occupied - AQR substandard	2	—	—	—	241	241
Real estate non-owner occupied - AQR special mention	3	—	—	—	2,119	2,119
Real estate non-owner occupied - AQR substandard	3	—	—	—	1,094	1,094
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	124	124
Total	11	$—	$253	$111	$3,578	$3,942
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the nine months ended September 30, 2014 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at September 30, 2014 and December 31, 2013, respectively.
     At September 30, 2014, the Company had no TDRs that subsequently defaulted within the twelve month period ending September 30, 2014.At December 31, 2013, the Company had no TDRs that subsequently defaulted within the twelve month period ending December 31, 2013.

8.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Charge-Offs	—	—	—	—	—	—	(13)	(41)	—	(54)
Recoveries	259	—	—	—	—	—	—	6	—	265
Provision (benefit)	22	64	285	177	87	254	7	53	(949)	—
Balance, end of period	$5,415	$634	$1,115	$1,561	$4,211	$896	$266	$388	$1,757	$16,243
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$8	$—	$—	$8
Balance, end of period:
Collectively evaluated
for impairment	$5,415	$634	$1,115	$1,561	$4,211	$896	$258	$388	$1,757	$16,235
2013
Balance, beginning of period	$6,380	$853	$307	$1,330	$3,827	$597	$332	$385	$2,517	$16,528
Charge-Offs	(399)	—	—	—	—	—	—	—	—	(399)
Recoveries	675	18	—	—	489	—	—	2	—	1,184
Provision (benefit)	(359)	(256)	111	36	(242)	(13)	13	(14)	(61)	(785)
Balance, end of period	$6,297	$615	$418	$1,366	$4,074	$584	$345	$373	$2,456	$16,528
Balance, end of period:
Individually evaluated
for impairment	$150	$15	$—	$—	$—	$—	$—	$19	$—	$184
Balance, end of period:
Collectively evaluated
for impairment	$6,147	$600	$418	$1,366	$4,074	$584	$345	$354	$2,456	$16,344

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	(52)	(74)	—	(446)
Recoveries	889	625	—	—	—	—	—	29	—	1,543
Provision (benefit)	(933)	(548)	576	(22)	(86)	359	(4)	43	(521)	(1,136)
Balance, end of period	$5,415	$634	$1,115	$1,561	$4,211	$896	$266	$388	$1,757	$16,243
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$8	$—	$—	$8
Balance, end of period:
Collectively evaluated
for impairment	$5,415	$634	$1,115	$1,561	$4,211	$896	$258	$388	$1,757	$16,235
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(754)	—	—	—	—	—	—	(14)	—	(768)
Recoveries	894	54	78	—	489	—	—	8	—	1,523
Provision (benefit)	(151)	(468)	14	(75)	(480)	45	1	(9)	488	(635)
Balance, end of period	$6,297	$615	$418	$1,366	$4,074	$584	$345	$373	$2,456	$16,528
Balance, end of period:
Individually evaluated
for impairment	$150	$15	$—	$—	$—	$—	$—	$19	$—	$184
Balance, end of period:
Collectively evaluated
for impairment	$6,147	$600	$418	$1,366	$4,074	$584	$345	$354	$2,456	$16,344

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2014
Balance, end of period	$317,315	$40,335	$66,000	$118,562	$281,439	$51,820	$32,538	$33,298	$941,307
Balance, end of period:
Individually evaluated
for impairment	$2,038	$191	$788	$1,980	$4,737	$151	$706	$—	$10,591
Balance, end of period:
Collectively evaluated
for impairment	$315,277	$40,144	$65,212	$116,582	$276,702	$51,669	$31,832	$33,298	$930,716
December 31, 2013
Balance, end of period	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Balance, end of period:
Individually evaluated
for impairment	$838	$353	$2,520	$1,668	$1,741	$1,292	$274	$65	$8,751
Balance, end of period:
Collectively evaluated
for impairment	$299,500	$29,808	$30,079	$89,430	$253,583	$28,684	$16,209	$17,993	$765,286

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
September 30, 2014
Individually evaluated for impairment
AQR Special Mention	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
AQR Substandard	8	—	—	—	—	—	—	8	—	—
Collectively evaluated for impairment:
AQR Pass	13,415	4,594	634	1,115	1,354	4,204	891	252	371	—
AQR Special Mention	1,039	814	—	—	207	6	5	6	1	—
AQR Substandard	24	7	—	—	—	1	—	—	16	—
Unallocated	1,757	—	—	—	—	—	—	—	—	1,757
	$16,243	$5,415	$634	$1,115	$1,561	$4,211	$896	$266	$388	$1,757
December 31, 2013
Individually evaluated for impairment:
AQR Substandard	$11	$—	$—	$—	$—	$—	$—	$11	$—	$—
Collectively evaluated for impairment:
AQR Pass	13,325	5,482	527	537	1,381	4,225	537	274	362	—
AQR Special Mention	586	278	30	2	202	30	—	36	8	—
AQR Substandard	82	19	—	—	—	42	—	1	20	—
Unallocated	2,278	—	—	—	—	—	—	—	—	2,278
	$16,282	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of September 30, 2014, the Company has one segment and class of purchased receivables.  There was one purchased receivable with a balance of $243,000 past due at September 30, 2014 and none past due at December 31, 2013, respectively, and there were no restructured purchased receivables at September 30, 2014 or December 31, 2013.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2014, the Company is accruing income on all purchased receivable balances outstanding except one with a balance of $243,000.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2014	December 31, 2013
Purchased receivables	$14,811	$16,298
Reserve for purchased receivable losses	(483)	(273)
Total	$14,328	$16,025

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine-month periods ending September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$242	$292	$273	$323
Charge-offs	—	—	(240)	—
Recoveries	—	—	3	—
Charge-offs net of recoveries	—	—	(237)	—
Reserve for purchased receivables	241	—	447	(31)
Balance at end of period	$483	$292	$483	$292

The Company recorded one partial charge-off for $215,000 and one full charge-off for $25,000 in the first nine months of 2014 and did not record any charge-offs in the first nine months of 2013. The remaining purchased receivables related to these relationships are past due and are not currently performing.

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
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  There was no indication of impairment as of September 30, 2014. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2014 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

11.  Deposit Activities
Total deposits at September 30, 2014 and December 31, 2013 were $1.2 billion and $1.0 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2014, the Company had $108.6 million in certificates of deposit as compared to certificates of deposit of $86.2 million at December 31, 2013. At September 30, 2014, $86.5 million, or 80%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $55.4 million, or 64%, of total certificates of deposit at December 31, 2013.

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
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $24.2 million and $25.8 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the notional amount of interest rate swaps is made up of two swaps totaling $12.1 million variable to fixed rate swap to a commercial loan customer and two swaps totaling $12.1 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the third quarter of 2014. The Company did not recognize any fee income related to interest rate swaps in the nine month period ending September 30, 2014 and recognized $138,000 in fee income during the nine month period ending September 30, 2013. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2014 and December 31, 2013:

(In thousands)	Asset Derivatives
		September 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$46	$186

(In thousands)	Liability Derivatives
		September 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other Liabilities	$46	$186

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended September 30, 2014 and 2013, the Company recognized $16,000 and $37,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2014 and 2013, the Company recognized $49,000 and $71,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
Proceeds from the exercise of stock options in the three months ended September 30, 2014 and 2013, were $331,000 and $47,000, respectively.  The Company withheld $320,000 and $46,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended September 30, 2014 and 2013, respectively. Proceeds from the exercise of stock options in the nine months ended September 30, 2014 and 2013, were $395,000 and $165,000, respectively. The Company withheld $320,000, and $170,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the nine months ended September 30, 2014 and 2013, respectively.
There were no stock options granted in the third quarter of 2014.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2014 and 2013, the Company recognized $48,000 and $127,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2014 and 2013, the Company recognized $205,000 and $320,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the third quarter of 2014.
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
Cash, due from banks and deposits in other banks: Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet represent their fair values.

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
Mortgage servicing rights: MSR are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR. The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates. The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows. The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule. Applicable current market rate assumptions are utilized for discounting the future cash flows.
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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2014		December 31, 2013
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$129,341	$129,341	$99,091	$99,091
Investment securities	33,558	33,558	20,487	20,487

Level 2 inputs:
Investment securities	209,646	209,772	232,305	232,458
Accrued interest receivable	3,483	3,483	2,729	2,729
Interest rate contracts	46	46	186	186

Level 3 inputs:
Loans and loans held for sale, net	930,741	934,696	765,035	769,570
Purchased receivables, net	14,328	14,328	16,025	16,025
Mortgage servicing rights	1,169	1,169	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$1,192,367	$1,192,152	$1,003,723	$1,003,816
Securities sold under repurchase agreements	19,931	19,931	21,143	21,143
Borrowings	2,175	2,256	6,527	6,448
Accrued interest payable	55	55	52	52
Interest rate contracts	46	46	186	186
Level 3 inputs:
Junior subordinated debentures	18,558	16,368	18,558	15,456

Unrecognized financial instruments:
Commitments to extend credit(1)	$236,807	$2,368	$187,931	$1,879
Standby letters of credit(1)	5,948	59	6,463	65
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$178,702	$15,509	$163,193	$—
Municipal securities	15,223	—	15,223	—
U.S. Agency mortgage-backed securities	1,094	—	1,094	—
Corporate bonds	39,401	14,907	24,494	—
Preferred stock	3,142	3,142	—	—
Total available for sale securities	$237,562	$33,558	$204,004	$—
Other assets (interest rate contracts and MSR)	$1,215	$—	$46	$1,169
Liabilities:
Other liabilities (interest rate contracts)	$46	$—	$46	$—
December 31, 2013
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$168,702	$5,538	$163,164	$—
Municipal securities	20,149	419	19,730	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	56,778	11,496	45,282	—
Preferred stock	3,034	3,034	—	—
Total available for sale securities	$248,688	$20,487	$228,201	$—
Other assets (interest rate contracts)	$186	$—	$186	$—
Liabilities:
Other liabilities (interest rate contracts)	$186	$—	$186	$—

As of and for the nine months ending September 30, 2014 and 2013, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
September 30, 2014
Loans measured for impairment	$165	$—	$—	$165	($3)
Other real estate owned	227	—	—	227	45
Total	$392	$—	$—	$392	$42
September 30, 2013
Loans measured for impairment	$498	$—	$—	$498	($474)
Other real estate owned	426	—	—	426	70
Total	$924	$—	$—	$924	($404)

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; expected cost savings, synergies and other related benefits of our recently completed merger with Alaska Pacific might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected; our expected cost savings, synergies and other financial benefits from the pending acquisition of Residential Mortgage Holding Company, LLC might not be realized within the expected timeframes and costs or difficulties relating to integration matters might be greater than expected; and the requisite regulatory approvals for the proposed acquisition of Residential Mortgage Holding Company, LLC might not be obtained. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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

Update on Economic Conditions
Alaska’s economy continues to be stable with natural resources production providing the backbone of government revenues and a significant source of private sector employment in the state.The defeat of the statewide referendum in August to repeal the favorable 2013 oil tax legislation was an important development, providing for a more stable operating environment for future development. Since the tax was changed in 2013, North Slope producers have intensified field activity, brought on new drill rigs and slowed the decline in oil production from the North Slope. Although the tax change has had a positive effect on the oil industry, the recent decrease in the price of oil may have a negative impact on future oil development and on state revenues.

Highlights and Summary of Performance - Third Quarter of 2014

•
Total revenues, which include net interest income plus other operating income, were $18.7 million in the third quarter of 2014, a 31% increase from total revenues of $14.3 million in the third quarter a year ago.

•	Net interest income increased to $13.7 million in the third quarter of 2014, compared to $11 million in the quarter ended September 30, 2013.

•
Other operating income, which includes revenues from our financial services affiliates, service charges, electronic banking, and gain on sale from premises and equipment, were 26.4% of total revenues in the third quarter of 2014, as compared to 22.7% in the third quarter a year ago.

•
Northrim paid a quarterly cash dividend of $0.18 per share in September of 2014, up 1% from the $0.17 per share dividend paid a year ago. The dividend provides a yield of approximately 2.5% at current market share prices.

•
Tangible book value was $22.08 per share at September 30, 2014 as compared to $20.86 per share at December 31, 2013. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value consists of total shareholders’ equity divided by the number of shares outstanding. Book value per share was $23.31 at September 30, 2014, compared to $22.07 at December 31, 2013.

•
Average portfolio loans increased 23% to $936.4 million for the third quarter of 2014 as compared to $763.4 million for the fourth quarter of 2013, primarily reflecting the addition of the loans acquired in connection with our merger with Alaska Pacific Bancorp, Inc.("Alaska Pacific").

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2014, of 14.33%, compared to 15.35% at December 31, 2013. The decrease in Tier 1 Capital to Risk Adjusted Assets at September 30, 2014 is a result of the acquisition of $167.2 million in assets from Alaska Pacific.

•
Tangible common equity to tangible assets was 10.69% at September 30, 2014, compared to 11.30% December 31, 2013. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 11.21% at September 30, 2014 as compared to 11.88% at December 31, 2013.

The Company reported net income and diluted earnings per share of $3.7 million and $0.53, respectively, for the third quarter of 2014 compared to net income and diluted earnings per share of $3.5 million and $0.53, respectively, for the third quarter of 2013. The Company reported net income and diluted earnings per share of $10.7 million and $1.57, respectively, year to date as of September 30, 2014 compared to net income and diluted earnings per share of $9.6 million and $1.46, respectively, for the same period in 2013. The increase in net income for both these periods in 2014 as compared to the same periods of 2013 was primarily the result of an increase in net interest income primarily due to contributions from the acquisition of Alaska Pacific at the beginning of the second quarter of 2014. Additionally, the Company recognized a $1.1 million gain on the sale of premises and equipment, and increased employee benefit plan income from $541,000, and $1.7 million in the third quarter and first nine months of 2013, respectively, to $899,000 and $2.7 million in the third quarter and first nine months of 2014. These increases in income were partially offset by the $1 million and $1.7 million in merger and acquisition expenses in the third quarter and first nine months of 2014, respectively, primarily related to our merger with Alaska Pacific and our pending acquisition of Residential

Mortgage Holding Company, LLC ("RMHC"). Additionally, the increase in net income year to date as of September 30, 2014 as compared to 2013was partially the result of a $1.1 million benefit for loan losses recorded for the first nine months of 2014 compared to a benefit of $635,000 in the same period of 2013, primarily due to $1.1 million in net recoveries recorded in the second quarter of 2014.
The Company’s total assets increased by 17% at September 30, 2014 as compared to December 31, 2013, primarily due to the assets acquired from Alaska Pacific on April 1, 2014. Increases in portfolio loans, other assets, and net premises and equipment were partially offset by a decrease in investment securities available for sale. Net loans increased to $930.7 million at September 30, 2014 as compared to $765.0 million at December 31, 2013, which includes $138.4 million in loans acquired from Alaska Pacific.
Credit Quality
Nonperforming assets: Nonperforming assets at September 30, 2014 increased $3.6 million, or 86% to $7.8 million as compared to $4.2 million at December 31, 2013. Nonaccrual loans increased $935,000 to $2.8 million and OREO increased $2.3 million to $4.7 million at September 30, 2014 as compared to $1.8 million and $2.4 million at December 31, 2013, respectively. Nonperforming purchased receivables increased from zero at December 31, 2013 to $243,000 at September 30, 2014.
The following table summarizes total other real estate owned, or "OREO" activity for the three and nine month periods ending September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance, beginning of the period	$4,897	$4,293	$2,402	$4,543
Transfers from loans	—	—	1,158	365
Transfers from premises and equipment	—	—	904	—
Acquired from Alaska Pacific	—	—	1,709	—
Proceeds from the sale of other real estate owned	(229)	(673)	(1,828)	(1,307)
Gain on sale of other real estate owned, net	102	61	470	190
Deferred gain on sale of other real estate owned	(38)	—	(38)	(23)
Impairment on other real estate owned	—	17	(45)	(70)
Balance at end of period	$4,732	$3,698	$4,732	$3,698
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
Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At September 30, 2014, management had identified potential problem loans of $19.9 million as compared to potential problem loans of $8.2 million at December 31, 2013.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $6.7 million in loans classified as TDRs that were performing and $1.6 million in TDRs included in nonaccrual loans at September 30, 2014 for a total of $8.3 million. At December 31, 2013 there were $6.6 million in loans classified as TDRs that were performing and $1.3 million in

TDRs included in nonaccrual loans for a total of $7.9 million. The increase in TDRs at September 30, 2014 compared to December 31, 2013 is due the acquisition of several TDRs from Alaska Pacific. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.
RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to Northrim BanCorp for the third quarter of 2014 increased $233,000, or 7%, to $3.7 million as compared to $3.5 million for the same period in 2013. Net income attributable to Northrim BanCorp for the nine months ended September 30, 2014 increased $1.1 million to $10.7 million as compared to $9.6 million for the same period in 2013. The increase in net income for the three month and nine month periods ending September 30, 2014 as compared to the same periods in 2013 was primarily due to increased net interest income, the gain on sale of premises and equipment and an increase in employee benefit plan income which was only partially offset by an increase in merger and acquisition expenses and the provision for income taxes.
Net Interest Income  / Net Interest Margin
Net interest income for the third quarter of 2014 increased $2.7 million, or 25%, to $13.7 million as compared to $11.0 million for the third quarter in 2013. Net interest income increased $5.9 million, or 18%, to $38.4 million in the first nine months of 2014 as compared to $32.5 million for the same period in 2013. The increases for both of these periods mainly arose from increases in interest income on loans. The increase in interest income on loans were primarily due to increased average loan balances, which were partially offset by lower rates on loans. The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis increased by 19 and 8 basis points to 4.43% and 4.38% for the three and nine month periods ending September 30, 2014, respectively, as compared to the same periods in 2013.
Average loans, the largest category of interest-earning assets, increased by $196.7 million, or 26% to $945.2 million in the three-month period ending September 30, 2014, and increased $149.6 million, or 20% to $886.5 million in the nine-month period ending September 30, 2014, as compared to the same periods in 2013, respectively. Total interest income from loans increased $2.6 million for the third quarter of 2014 and increased $5.7 million during the nine-month period ending September 30, 2014 as compared to the same periods in 2013, respectively, mainly due to increased average balances. Average balances increased across all loan types as a result of the acquisition of Alaska Pacific. Additionally, average real estate construction balances from the Company's legacy operations also increased in the third quarter and first nine months of 2014, as compared to the same periods a year ago. These increases were only partially offset by the decrease in interest income from loans due to decreased yields.
Average investments were unchanged in the three-month period ending September 30, 2014 as compared to 2013, but increased $9.3 million, or 3% to $296.9 million in the nine-month period ending September 30, 2014, as compared to the same period in 2013. Interest income from investments increased 7% and 10%, respectively, for these same periods due to increased average yields and increased average balances.
Average interest-bearing liabilities increased $127.3 million, or 19%, to $786.2 million during the third quarter of 2014 and increased $99.7 million, or 15%, to $752.2 million during the first nine months of 2014 as compared to $658.9 million and $652.5 million, respectively, for the same periods in 2013. These increases were primarily the result of increased average interest-bearing deposit balances acquired from Alaska Pacific.
The average cost of interest-bearing liabilities decreased $15,000, or 3%, and $132,000, or 9%, for the three and nine-month periods ending September 30, 2014, respectively, as compared to the same periods in 2013 primarily due to declining market rates across all deposit types. Additionally, the Company paid off the outstanding balance on a borrowing to purchase its main office facility. This borrowing had an interest rate of 5.95% and was paid off in January 2014.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three and nine-month periods ending September 30, 2014 and 2013:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2014	2013	$	%	2014	2013	$	%	2014	2013	Change
Loans[1,2]	$945,202	$748,479	$196,723	26%	$13,437	$10,803	$2,634	24%	5.67%	5.81%	(0.14)%

Short-term investments	72,844	66,477	6,367	10%	55	57	(2)	(4)%	0.29%	0.34%	(0.05)%
Long-term investments	224,898	230,665	(5,767)	(3)%	720	664	56	8%	1.43%	1.31%	0.12%
Total investments	297,742	297,142	600	—%	775	721	54	7%	1.14%	1.08%	0.06%
Interest-earning assets	1,242,944	1,045,621	197,323	19%	14,212	11,524	2,688	23%	4.58%	4.43%	0.15%
Nonearning assets	133,829	120,048	13,781	11%
Total	$1,376,773	$1,165,669	$211,104	18%

Interest-bearing deposits	$744,631	$613,989	$130,642	21%	$352	$298	$54	18%	0.19%	0.19%	—%
Borrowings	41,594	44,896	(3,302)	(7)%	135	204	(69)	(34)%	1.25%	1.77%	(0.52)%
Total interest-bearing liabilities	786,225	658,885	127,340	19%	487	502	(15)	(3)%	0.24%	0.30%	(0.06)%
Demand deposits and other noninterest
-bearing liabilities	432,226	365,283	66,943	18%
Equity	158,322	141,501	16,821	12%
Total	$1,376,773	$1,165,669	$211,104	18%
Net interest income					$13,725	$11,022	$2,703	25%
Net tax equivalent margin on interest earning assets[3]									4.43%	4.24%	0.19%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $799,000 and $702,000 in the third quarter of 2014 and 2013, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $2.9 million and $3.1 million in the third quarter of 2014 and 2013 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2014 and 2013. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.38% and 4.18%, respectively, for the third quarter of 2014 and 2013.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2014	2013	$	%	2014	2013	$	%	2014	2013	Change
Loans[1,2]	$886,547	$736,993	$149,554	20%	$37,390	$31,879	$5,511	17%	5.66%	5.81%	(0.15)%

Short-term investments	59,870	63,338	(3,468)	(5)%	145	165	(20)	(12)%	0.32%	0.34%	(0.02)%
Long-term investments	237,033	224,260	12,773	6%	2,245	2,012	233	12%	1.40%	1.36%	0.04%
Total investments	296,903	287,598	9,305	3%	2,390	2,177	213	10%	1.19%	1.14%	0.05%
Interest-earning assets	1,183,450	1,024,591	158,859	16%	39,780	34,056	5,724	17%	4.54%	4.50%	0.04%
Nonearning assets	117,397	117,585	(188)	—%
Total	$1,300,847	$1,142,176	$158,671	14%

Interest-bearing deposits	$709,877	$609,388	$100,489	16%	$986	$946	$40	4%	0.19%	0.21%	(0.02)%
Borrowings	42,362	43,130	(768)	(2)%	425	597	(172)	(29)%	1.31%	1.82%	(0.51)%
Total interest-bearing liabilities	752,239	652,518	99,721	15%	1,411	1,543	(132)	(9)%	0.25%	0.31%	(0.06)%
Demand deposits and other noninterest
-bearing liabilities	394,981	349,932	45,049	13%
Equity	153,627	139,726	13,901	10%
Total	$1,300,847	$1,142,176	$158,671	14%
Net interest income					$38,369	$32,513	$5,856	18%
Net tax equivalent margin on interest earning assets[3]									4.38%	4.30%	0.08%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.2 million in the nine months ended September 30, 2014 and 2013, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $2.9 million and $3.9 million in the nine months ended September 30, 2014 and 2013, respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2014 and 2013. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.33% and 4.24%, respectively, for the third quarter of 2014 and 2013.

The following tables sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and nine-month periods ending September 30, 2014 and 2013.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three months ended September 30, 2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,803	($169)	$2,634
Short-term investments	3	(5)	(2)
Long-term investments	(21)	77	56
Total interest income	$2,785	($97)	$2,688

Interest Expense:
Interest-bearing deposits	$54	$—	$54
Borrowings	(14)	(55)	(69)
Total interest expense	$40	($55)	($15)

(In Thousands)	Nine months ended September 30, 2014 vs. 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$6,332	($821)	$5,511
Short-term investments	(9)	(11)	(20)
Long-term investments	146	87	233
Total interest income	$6,469	($745)	$5,724

Interest Expense:
Interest-bearing deposits	$49	($9)	$40
Borrowings	(10)	(162)	(172)
Total interest expense	$39	($171)	($132)

Provision for Loan Losses
The provision for loan losses was zero and a benefit of $785,000 for the third quarters of 2014 and 2013, respectively, and a benefit of $1.1 million and a benefit of $635,000 for the nine-month periods ending September 30, 2014 and 2013, respectively. The increase in the provision for loan losses in the third quarter of 2014 as compared to the third quarter of 2013 is primarily the result of decreased net recoveries. The decrease in the provision for loan losses in the nine-month period ending September 30, 2014 as compared to the same period in 2013 is primarily the result of increased net recoveries. At September 30, 2014, the Allowance was $16.2 million, or 1.73% of total loans as compared to $16.3 million, or 2.11% of total loans at December 31, 2013. Nonperforming loans compared to total portfolio loans increased to 0.29% at September 30, 2014 from 0.24% at December 31, 2013, and the Allowance compared to nonperforming loans decreased to 588% at September 30, 2014 from 897% at December 31, 2013. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income
Other operating income for the three-month period ending September 30, 2014, increased $1.7 million, or 52%, to $4.9 million as compared to the same period in 2013. This increase is primarily the result of a $1.1 million gain on the sale of a branch location in 2014 to the State of Alaska in order to accommodate a major road project in Anchorage. The Company plans to relocate this branch in second quarter of 2015. Additionally, in the third quarter of 2014 compared to the same period in 2013, the Company recognized an increase of $358,000 in employee benefit plan income mostly due to revenue contributions from Enroll Alaska and increased revenue from Northrim Benefits Group's existing book of business and an increase in other income of $257,000. The increase in other income is primarily the result an increase in loan servicing fees of $83,000 mainly due to the servicing portfolio acquired in our merger with Alaska Pacific and an increase in rental income of $58,000 primarily due to new tenants occupying space in the Company's main office building beginning August 1, 2014. These increases were partially offset by a decrease of $175,000 in purchased receivable income in the third quarter of 2014 compared to the same period of 2013, mostly due to decreased purchased receivable balances.
Other operating income for the nine-month period ending September 30, 2014 increased $1.7 million, or 17%, to $11.8 million as compared to the same period in 2013. This increase is primarily the result of the $1.1 million gain on the sale the branch location noted above. The following are the significant changes in individual items that contributed to the increase inother operating income in the first nine months of 2014 compared to the same period of 2013: a decrease of $508,000 in equity in earnings from RML, primarily due to a decrease in refinance activity; a decrease of $680,000 in purchased receivable income, mainly due to decreased purchased receivable activity; an increase of $911,000 in employee benefit plan income mostly due to revenue contributions from Enroll Alaska and increased revenue from Northrim Benefits Group's existing book of business; an increase in gain on sale of securities of $143,000, and an increase in other income of $553,000. The increase in other income is primarily the result of a bargain purchase gain of $168,000 and new loan servicing fees, both in connection with the acquisition of Alaska Pacific in 2014, and a $121,000 increase in the Company's share of net income from its wealth management affiliate, Pacific Wealth Advisors, LLC, due to an increase in its assets under management as well as decreased expenses due to the amortization of an intangible asset ending in 2013.
Other Operating Expense
Other operating expense for the third quarter of 2014 increased $3.0 million, or 30%, to $13.1 million as compared to the same period in 2013, reflecting one-time merger and acquisition costs incurred in the current quarter. Merger and acquisition expenses totaled $1 million in the third quarter of 2014 mainly due to legal, advisory, and system conversion costs related to the acquisition of Alaska Pacific and the pending acquisition of the remaining 76.5% of RMHC. Additionally, salaries and other personnel expense, reserve for purchased receivables, and occupancy expense increased $999,000, $241,000, and $190,000, respectively, in the third quarter of 2014 as compared to the third quarter of 2013. The increase in salaries and other personnel expense was primarily due to an increase in average full time equivalent employees from 255 at September 30, 2013 to 302 at September 30, 2014, primarily due to the acquisition of Alaska Pacific. The reserve for purchased receivables increased due to a specific allowance created for the balance of one nonperforming purchased receivable account. Occupancy expense increased primarily due to the acquisition of Alaska Pacific which increased the number of bank branches maintained by the Company.
Other operating expense for the first nine months of 2014 increased $6.2 million, or 21%, to $35.4 million as compared to the same period in 2013. Merger and acquisition expenses totaled $1.7 million in the first nine months of 2014, mostly due to legal, advisory, and system conversion costs related to the acquisition of Alaska Pacific and the pending acquisition of the remaining 76.5% of RMHC. Salaries and other personnel expense, reserve for purchased receivables, and occupancy expense increased $2.4 million, $478,000, and $433,000, respectively, during the first nine months of 2014 compared to the same period in 2013, primarily due to the same factors discussed above for the third quarter.
The Company incurred significant expenses in connection with the acquisition and integration of Alaska Pacific that are not capitalizable. Classification of expenses as merger-related is done based on the nature of the expense. Expenses that are necessary in the normal course of business, such as salaries and benefits, occupancy, and systems related costs related to the day-to-day operations of the locations acquired in the transaction since April 1, 2014, are not classified as merger-related expenses. The Company also incurred acquisition-related expenses in the third quarter of 2014 in connection with the pending acquisition of RMHC. The following table presents the merger-related expenses by major category for the nine month periods ending September 30, 2014 and 2013:

(In Thousands)	2014	2013
Professional and outside services	$880	$160
Other operating expenses	856	—
Total	$1,736	$160
Income Taxes
The provision for income taxes for the three and nine-month periods ending September 30, 2014 increased $141,000 and $610,000, or 9% and 14%, respectively, as compared to the same periods in 2013 primarily due to an increase in expenses not deductible for income taxes. The Company estimates that $348,000 in merger related costs included in pre-tax income for the nine-month period ending September 30, 2014 are not deductible for tax purposes. The impact of this increase in non-deductible costs on the provision for income taxes was only partially offset by an increase in tax credits from the Company's investments in low income housing tax credit partnerships. The effective tax rate for the nine-month periods ending September 30, 3014 and 2013 was 31%.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at September 30, 2014 decreased $11.1 million, or 4%, to $239.8 million from $250.9 million at December 31, 2013. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases. The Company used proceeds from the net decrease in investment securities to fund loan growth in the first nine months of 2014.
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
Portfolio loans increased by $166.6 million, or 22%, to $936.7 million at September 30, 2014 from $770.0 million at December 31, 2013, primarily the result of $138.4 million in loans acquired in connection with our merger with Alaska Pacific. The remainder of the increase represents organic growth in commercial and real estate construction loans.

The following table details loan balances by loan type as of the dates indicated:

	September 30, 2014		December 31, 2013
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$317,315	33.9%	$300,338	39.0%
Real estate construction one-to-four family	40,335	4.3%	30,161	3.9%
Real estate construction other	66,000	7.0%	32,599	4.2%
Real estate term owner occupied	118,562	12.7%	91,098	11.8%
Real estate term non-owner occupied	281,439	30.0%	255,324	33.2%
Real estate term other	51,820	5.5%	29,976	3.9%
Consumer secured by 1st deeds of trust	32,538	3.5%	16,483	2.1%
Consumer other	33,298	3.6%	18,058	2.3%
Subtotal	$941,307		$774,037
Less: Unearned origination fee,
net of origination costs	(4,648)	(0.5)%	(4,021)	(0.5)%
Total loans	$936,659		$770,016

The following table provides details on the acquired loan portfolio after fair value adjustments as of September 30, 2014, and also details the rest of the Company's portfolio loans compared to December 31, 2013:

	September 30, 2014			December 31, 2013
	NRIM Legacy	Southeast	NRIM	NRIM
(In Thousands)
Commercial	$280,574	$36,741	$317,315	$300,338
Real estate construction one-to-four family	35,169	5,166	40,335	30,161
Real estate construction other	64,118	1,882	66,000	32,599
Real estate term owner occupied	89,552	29,010	118,562	91,098
Real estate term non-owner occupied	256,675	24,764	281,439	255,324
Real estate term other	48,923	2,897	51,820	29,976
Consumer secured by 1st deeds of trust	15,473	17,065	32,538	16,483
Consumer other	17,906	15,392	33,298	18,058
Subtotal	$808,390	$132,917	$941,307	$774,037
Less: Unearned origination fee,
net of origination costs	—	—	(4,648)	(4,021)
Total loans	$808,390	$132,917	$936,659	$770,016

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determined the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of September 30, 2014 and December 31, 2013, 17% and 60% of nonperforming loans, which totaled $2.8 million and $1.8 million, respectively, had partially charged-off balances.
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
At September 30, 2014, the unallocated portion of the Allowance as a percentage of the total Allowance was 11%. The unallocated portion of the Allowance as a percentage of the total Allowance was 14% at December 31, 2013.
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

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$16,032	$16,528	$16,282	$16,408
Charge-offs:
Commercial	—	399	320	754
Consumer secured by 1st deeds of trust	13	—	52	—
Consumer other	41	—	74	14
Total charge-offs	54	399	446	768
Recoveries:
Commercial	259	675	889	894
Real estate construction one-to-four family	—	18	625	54
Real estate construction other	—	—	—	78
Real estate term non-owner occupied	—	489	—	489
Consumer other	6	2	29	8
Total recoveries	265	1,184	1,543	1,523
Net, (recoveries) charge-offs	(211)	(785)	(1,097)	(755)
Provision (benefit) for loan losses	—	(785)	(1,136)	(635)
Balance at end of period	$16,243	$16,528	$16,243	$16,528

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $188.6 million to $1.2 billion at September 30, 2014, from $1.0 billion at December 31, 2013. On April 1, 2014, the Company acquired $151.4 million in deposits in connection with the Alaska Pacific merger.
The following table provides details on the deposits after fair value adjustments as of September 30, 2014:

	30-Sept-14			31-Dec-13
(In Thousands)	NRIM Legacy	Southeast	NRIM	NRIM
Demand deposits	$401,549	$37,256	$438,805	$363,969
Interest-bearing demand	139,418	36,612	176,030	143,703
Savings deposits	94,215	24,787	119,002	94,518
Alaska CDs	112,667	—	112,667	112,702
Money market deposits	208,010	29,225	237,235	202,606
Time deposits	82,168	26,460	108,628	86,225
Total deposits	$1,038,027	$154,340	$1,192,367	$1,003,723
Noninterest-bearing demand deposits increased $74.8 million to $438.8 million at September 30, 2014, from $363.9 million at December 31, 2013. The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 91% of total deposits at both September 30, 2014 and December 31, 2013. Savings account balances at September 30, 2014 were up 26% as compared to December 31, 2013. At September 30, 2014, noninterest-bearing demand deposits accounted for 37% of total deposits, interest-bearing demand accounts were 15%, savings deposits were 10%, money market balances accounted for 20%, the Alaska CD accounted for 9% and time certificates were 9% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2014 or December 31, 2013.
Borrowings
At September 30, 2014, the Company’s maximum borrowing line from the Federal Home Loan Bank, or "FHLB", was $152.7 million, approximately 11% of the Company’s assets. The Company has an outstanding FHLB advance of $2.2 million as of both September 30, 2014 and December 31, 2013, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualified for a long term fixed interest rate of 3.12%. This new FHLB borrowing has an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.
The Company purchased its main office facility for $12.9 million on July 1, 2008 through Northrim Building LLC, and assumed an existing loan secured by the building in an amount of $5.1 million. At September 30, 2014 and December 31, 2013, the outstanding balance on this loan was zero and $4.3 million, respectively. This borrowing had an interest rate of 5.95% and was paid off in January 2014.
At September 30, 2014 and December 31, 2013, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $129.3 million of cash and due from banks and interest bearing deposits in other banks and $184.2 million in unpledged available for sale securities held at September 30, 2014, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $198.3 million as of September 30, 2014.
At September 30, 2014, $53.4 million in securities, or 22%, of the investment portfolio was pledged, as compared to $46.8 million, or 19%, at December 31, 2013. As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $8.4 million for the first nine months of 2014 primarily due to net sales of loans held for sale and an decrease in other liabilities. Net cash provided by investing activities was $4 million for the same period, primarily due to the proceeds from sales and maturities of securities available for sale. Net cash provided by financing activities was $27.9 million, primarily due to an increase in deposits.
The Company issued 3,188 shares of its common stock through the exercise of stock options in the third quarter of 2014 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. The Company issued 290,212 shares of its common stock as part of the acquisition of Alaska Pacific on April 1, 2014. At September 30, 2014, the Company had 6,834,101 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At September 30, 2014, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2014.

	Adequately-Capitalized	Well-Capitalized	Actual Ratio Northrim BanCorp, Inc.	Actual Ratio Northrim Bank

September 30, 2014
Tier 1 risk-based capital	4.00%	6.00%	14.33%	13.39%
Total risk-based capital	8.00%	10.00%	15.58%	14.64%
Leverage ratio	4.00%	5.00%	12.44%	11.63%
December 31, 2013
Tier 1 risk-based capital	4.00%	6.00%	15.35%	13.75%
Total risk-based capital	8.00%	10.00%	16.61%	15.00%
Leverage ratio	4.00%	5.00%	13.06%	11.68%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2014 and December 31, 2013, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $242.8 million and $194.4 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Capital Expenditures and Commitments
At September 30, 2014 the Company has capital commitments of $1.9 million related to the construction of a new branch location and $400,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the fourth quarter of 2014 and first half of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2014 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2014, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors have not materially changed as of September 30, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending September 30, 2014.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.            MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6.            EXHIBITS

2.1
Unit Purchase Agreement dated August 6, 2014 among Northrim Bank, Residential Mortgage Holding Company, LLC, and the sellers identified therein (schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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
NORTHRIM BANCORP, INC.

November 5, 2014	By	/s/ R. Marc Langland
R. Marc Langland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2014	By	/s/ Latosha M. Frye
Latosha M. Frye
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)