Form 10-K
period 2014-12-31
NORTHRIM BANCORP INC
filed 2015-03-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $165,237,431.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,854,189 shares of Common Stock, $1.00 par value, as of March 12, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 28, 2015, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality our ability to implement our marketing and growth strategies; our expected cost savings, synergies, and other financial benefits from the merger of Northrim with Alaska Pacific might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; our expected cost savings, synergies and other financial benefits from the acquisition of Residential Mortgage Holding Company, LLC might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
General
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.    The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.2 billion in total deposits and $1.4 billion in total assets at December 31, 2014.  Through our fourteen branches, we are accessible to approximately 75% of the Alaska population.
The Company has four wholly-owned subsidiaries:

•
Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has fourteen branch locations in Alaska; seven in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, and one Eagle River.  We also operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

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
The Bank has two wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has nine offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that , the Company held a 23.5% interest in RML. RML also operates in real estate markets in the state of Washington through a joint venture.  In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.  In the fourth quarter of 2011, NCIC purchased an interest in Elliott Cove Insurance Agency LLC (“ECIA”); an insurance agency that offers annuity and other insurance products, which we now hold a 43% interest in; and

•	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
Segments
The Company operates in two primary segments: Community Banking and Home Mortgage Lending. Prior to December 2014, the Company operated as a single segment. As of December 31, 2014, management determined, based on accounting principles generally accepted in the United States ("GAAP"), that the Company operates with two segments as a result of the acquisition of RML on December 1, 2014. Measures of the Company's revenues, profit or loss, and total assets are included in this report, Item 8. "Financial Statements and Supplementary Data", and incorporated herein by reference.
Business Strategy
The Company’s primary objective is to become Alaska's most trusted financial institution by adding value for our customers, communities, and shareholders. We aspire to be Alaska's premier bank and employer of choice as a leader in financial expertise, products, and services. We value our state, and we are proud to be Alaskan. We embody Alaska's frontier spirit and values, and we support our communities. We have a sincere appreciation for our customers, and we strive to deliver superior customer first service that is reliable, ethical, and secure. We look for growth opportunities for our customers, our institution and our employees.
Our strategy is one of value-added growth.  Management believes that calculated, sustainable organic and inorganic market share growth coupled with good loan credit quality, an appropriate core deposit and capital base, operational efficiency, diversified sources of other operating income, and improved profitability is the most appropriate means of increasing shareholder value.
The Company executed on our strategy of inorganic growth in 2014 through our acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific Bank") on April 1, 2014 and our acquisition of the remaining 76.5% equity interest in RML on December 1, 2014. The acquisition of Alaska Pacific Bank benefits the Company's core business through increased loan and deposit balances, an increased customer base, and expansion into the Southeast region of Alaska. The acquisition of RML increases the Company's presence in the mortgage origination business in Alaska and Washington State and enhances our ability to provide financial services to our customers. Both of these transactions were accretive to the Company's earnings per share in 2014, and we expect that they will contribute to the Company's earnings in 2015 and into the future.
Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Additionally, we are a significant land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, allowing us to compete more favorably with larger competitors for lending relationships.  We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers including in the Company's new market area in Southeast Alaska. Through our acquisition of Alaska Pacific Bank, the Company's market now includes Ketchikan, Sitka, and the state's capital city, Juneau.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  Additionally, management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and are well positioned to add quality loan volume in the current business environment.  Lastly, we have dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  While we expect that opportunities for growth will decrease should the recent decline in oil prices persist for an extended period of time, we believe that these strategies will continue to benefit the Company in the long term. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment for growth opportunities. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities.  Our guiding principle is to serve our market areas by operating with a “ Superior Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations.  We believe that our successful execution of this philosophy has created a strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas.  We have devoted significant resources to future deposit product development, expansion of electronic services for both personal and business customers, and enhancement of information security related to these services.
In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated substantial resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio and to develop strategies to improve or collect our existing loans.  The acquisition of Alaska Pacific Bank increased our ratio of nonperforming assets to total assets, and the Company intends to improve our overall credit quality through integration of these acquired assets into our already established credit management and asset disposal processes. Continued success in maintaining or further improving the credit quality of our loan portfolio and decreasing our level of other real estate owned is a significant aspect of the Company’s strategy for attaining sustainable, long-term market growth to affect increased shareholder value.
Employees
We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  In keeping with this philosophy and with our strategy to increase our market share, the Company hired three new loan officers in the last three years who have valuable expertise in our niche markets. Additionally, the Company plans to implement an enhanced company-wide employee training program in 2015.
We consider our relations with our employees to be satisfactory.  We had 426 full-time equivalent employees at December 31, 2014. None of our employees are covered by a collective bargaining agreement.  Of the 426 full-time equivalent employees, 309 were Community Banking employees and 117 were Home Mortgage Lending employees.
Products and Services
Community Banking
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Southeast Alaska.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Asset-based lending:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2015, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.
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
Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Consumer Online Banking, Mobile App and Mobile Deposit, Mobile Web and Text Banking, Business Online Banking, FinanceWorks™ powered by Quicken®, Online Statements, Consumer Debit Cards, Business Debit Cards, Cash Back Rewards, personalized checks and instantly issued debit cards at account opening, telebanking, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours (Monday through Friday, 9 a.m. to 6 p.m. for the lobby, and 8 a.m. to 7 p.m. for the drive-up, and Saturday 10 a.m. to 3 p.m.), commercial drive-up banking with coin service, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, cash management programs to meet the specialized needs of business customers, and courier agents who pick up noncash deposits from business customers.
Other Services Provided through Affiliates:  The Company sells and services employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In the fourth quarter of 2013, we launched the Enroll Alaska initiative, a division of NBG, which is working to bring insurance coverage under the Affordable Health Care Act to uninsured Alaskans. The Company also offers annuity and other insurance products through ECIA, an insurance agency, and long term investment portfolios through ECCM, an investment advisory services company.  As of March 11, 2015, there are six Northrim Bank employees who are licensed as Investment Advisor Representatives and are actively selling the Elliott Cove investment products.  Finally, our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System, or "NAICS" codes, there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 7, Loans, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in two specialized industries. We estimate that approximately 8% of portfolio loans have direct exposure to the oil and gas industry in Alaska and approximately 8% of portfolio loans are attributable to a combination Alaska Native Regional and Village Corporations. Additionally, approximately 38% of our loan portfolio at December 31, 2014 is attributable to 25 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, and Sitka.
Home Mortgage Lending
Lending Services: The Company originates 1-4 family residential mortgages throughout Alaska, and to a lesser extent in the state of Washington, which we sell to the secondary market. Residential mortgage choices include several products from the Alaska Housing Finance Corporation including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or FHA loans; Veteran's Affairs, or VA loans; Jumbo loans; and various conventional mortgages.

Alaska Economy
Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve.  Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the industrialized world, and Anchorage has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe.  The economy of Alaska is dependent upon the natural resources industries.  Key sectors of the Alaska economy are the oil industry, government and military spending, and the construction, fishing, forest products, tourism, mining, air cargo, and transportation industries, as well as medical services. The Company believes that the acquisition of Alaska Pacific Bank increases the Company's exposure in the tourism industry as Southeast Alaska is the primary destination for cruise ships that visit in Alaska. Based on information from Rain Coast Data, one million cruise ship tourists visited Southeast Alaska in 2013. We believe our increased exposure to this industry diversifies the Company's larger exposure to natural resource industries, specifically oil and gas, in Alaska.
The oil and gas industry plays a significant role in the economy of Alaska.  According to the State of Alaska Department of Revenue, approximately 88% of the unrestricted revenues that fund the Alaska state government are generated through various taxes and royalties on the oil industry.  Any significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company.  State revenues are sensitive to volatile oil prices and production levels have been in decline for over 20 years. If oil prices stabilize at their low levels, it will be a serious concern for both state revenues and for Alaska's long-term economic growth. However, Alaska's economy is less sensitive to price volatility in the short term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short term price volatility. Accordingly, subcontractors who provide oil field services and transportation for the large, multi-national companies that produce oil in Alaska will most likely not experience a significant slowdown in revenues in 2015 as a result of the decrease in prices. The State of Alaska is projecting a decrease in its operating and capital budgets due to declines in revenue caused by the dramatic decrease in oil prices in the last quarter of 2014 and in the first quarter of 2015. The State of Alaska has $66 billion in reserves, of which $14 billion can be used to finance short term funding gaps.
The long-run growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects are progressing or can potentially advance in the near term.  Some of these projects include: a large diameter natural gas pipeline; related gas exploration at Point Thomson by ExxonMobil and partners that is currently underway; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Donlin mine; and energy development in the National Petroleum Reserve Alaska and the Outer Continental Shelf in the Chukchi and Beaufort Seas.  Because of their size, each of these projects faces tremendous challenges.  Contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, then state revenues will probably continue to decline with falling oil production from older fields on the North Slope of Alaska.  The decline in state revenues will likely have a negative effect on Alaska’s economy.
Tourism is another major employment sector of the Alaska economy.  In the fall and winter period from October 1, 2013 to April 30, 2014, according to the State of Alaska’s Department of Commerce, revenue collected from bed taxes in Anchorage showed little change compared to the period from October 2013 through April 2013.  Additionally, the Department of Commerce reported a 4% increase in people visiting the State of Alaska in the twelve month period ending April 30, 2014 as compared to the same period in 2013.
In the last several years, Alaska's economy has beenstronger relative to many other states in the nation, due largely to a natural resources based economy which has benefited from high commodity and energy prices.  According to the Treasury Division of Alaska Department of Revenue, as of December 31, 2014, Alaska's Statutory Budget Reserve Fund and Constitutional Budget Reserve are $3.1 billion and $10.9 billion, respectively.  As of December 31, 2014 the Alaska Permanent Fund had a balance of $52.3 billion. The fund pays an annual dividend to every Alaskan citizen.  According to a January 23, 2015 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 5.6% and 6.3%, respectively, in December 2014. Prior to November 2014, the unemployment rate in Alaska had been lower than that of the United States as a whole since 2009. As general economic conditions in the United States have recovered over the past several years and oil prices have begun to decline, Alaska's unemployment rate now exceeds that of the United States as a whole. The Company does not anticipate that current, low oil prices will significantly impact employment in Alaska in 2015; however, if prices remain low for an extended period of time, we expect unemployment in Alaska to increase in 2016.
A material portion of our loans at December 31, 2014, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska.  13% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2014, $306.5 million, or 33%, of our loan portfolio was represented by commercial loans in Alaska.  Commercial loans generally have greater risk than real estate loans.
Alaska’s residents are not subject to any state income or state sales taxes.  For the past 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,884 per eligible resident in 2014 for an aggregate distribution of approximately $1.2 billion.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).
Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 40% share of total deposits held in banks and credit unions in these markets as of June 30, 2014.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the Internet, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives.  However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Superior Customer First Service”. We also compete with full service investment firms for non-bank financial products and services offered by ECCM, ECIA and PWA.
In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share.  Currently, there are seven commercial banks operating in Alaska.  At June 30, 2014, the date of the most recently available information, Northrim Bank had approximately a 11% share of the Alaska commercial bank deposits, 16% in the Anchorage area, 15% in Juneau, 15% in Sitka, 6% in Fairbanks, and 4% in Ketchikan.
The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2014, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of deposits
Northrim Bank	8	$851,320	16%
Wells Fargo Bank Alaska	13	2,723,234	51%
First National Bank Alaska	10	1,152,129	21%
Key Bank	4	669,410	12%
Total	35	$5,396,093	100%

Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”).  The FDIC insures Northrim Bank’s deposits and also examines, supervises, and regulates Northrim Bank. The Company’s affiliated investment companies, ECCM and ECIA, and its affiliated investment advisory and wealth management company, Pacific Portfolio Consulting LLC, are subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.  The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington.
The Company’s earnings and activities are affected, among other things, by legislation, by actions of the FRB, the Division, the FDIC and other regulators, by local legislative and administrative bodies, and decisions of courts.  These include limitations on the ability of Northrim Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.
As a result of the recent financial crisis, regulation of banks and the financial services industry has been undergoing major changes.  Among these is the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act significantly modifies and expands legal and regulatory requirements imposed on banks and other financial institutions.  Some of these changes were effective immediately but others are being phased in over time.  The Dodd-Frank Act requires various regulators, including the FRB and the FDIC, to adopt numerous regulations, not all of which have been finalized.  Accordingly, not all of the requirements of the Dodd-Frank Act are yet known.
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
The GLB Act also included extensive consumer privacy provisions.  These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties.  Pursuant to these provisions, the federal banking regulators adopted privacy regulations.  As a result of the Dodd-Frank Act, the rule-making authority for the privacy provisions of the GLB Act has been transferred to the CFPB. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.
There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from their banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries.  With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as Northrim Bank, to their non-bank affiliates, such as the Company. In addition, new capital rules may affect the Company's ability to pay dividends.
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
Among other things, applicable federal and state statutes and regulations which govern a bank’s activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations.  The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices.
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
Both the Company and the Bank are required to maintain minimum levels of regulatory capital. Federal banking regulations have generally recognized two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital. “Total capital” generally means the sum of Tier 1 capital and Tier 2 capital.
Prior to 2015, the federal banking regulators have measured capital using the (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 capital leverage ratio. The risk-based measures are based on ratios of qualifying capital to risk-weighted assets. To determine risk-weighted assets, assets are placed in one of five categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the five categories. In evaluating the adequacy of a bank's capital, the regulators may also consider other factors that may affect an institution’s financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. Under these capital rules, banks and their holding companies have been required to have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and Tier 1 capital leverage ratio generally of at least 4.0%.

In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.
Under the Rules, beginning in 2015, both the Company and the Bank will be required to meet more stringent minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. The Company and the Bank are each required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The Rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
Both the Company and the Bank are generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
In addition to the minimum capital standards, the federal banking agencies have issued regulations to implement a system of "prompt corrective action." These regulations apply to the Bank but not the Company. The regulations establish five capital categories. Prior to 2015, a bank was:
“well capitalized” if it had a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, and a leverage capital ratio of 5.0% or more, and was not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

“adequately capitalized” if it had a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more;

“undercapitalized” if it had a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 4.0%, or a leverage capital ratio less than 4.0%;

“significantly undercapitalized” if it had a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 3.0%, or a leverage capital ratio less than 3.0%; and

“critically undercapitalized” if it had a ratio of tangible equity to total assets equal to or less than 2.0%.

The Rules adopted by the banking regulators in July 2013 modified the prompt corrective action regulations by increasing some of the requirements for the capital categories and by adding a requirement for the common equity Tier 1 risk-based capital ratio. Accordingly, beginning in 2015, a bank is:

“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;

“undercapitalized” if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;

“significantly undercapitalized” if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%; and

“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

A bank that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Additionally, a bank that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

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
Management intends to maintain capital ratios for Northrim Bank in 2015 that exceed the FDIC’s new requirements for the “well-capitalized” capital requirement classification under the Basel Committee on Banking Supervision rules which take effect for the Company on January 1, 2015.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for Northrim Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on Northrim Bank’s financial statements nor are they included in its capital (although the Company did contribute to Northrim Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $18 million more in regulatory capital than Northrim Bank at December 31, 2014 and 2013, which explains most of the difference in the capital ratios for the two entities.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA Patriot Act requires the Company and Northrim Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2014.
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
In that regard, the Dodd-Frank Act was enacted in July 2010.  Among other provisions, the new legislation created a new Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, will lead to new capital requirements from federal banking agencies, places new limits on electronic debt card interchange fees, and requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are expected to increase the overall costs of regulatory compliance and limit certain sources of revenue.
Certain provisions of the new rules will have phase-in periods, including a 2.5% conservation buffer, which will be phased in beginning in 2016 and will take full effect on January 1, 2019. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers have been utilized more frequently in recent years due to the serious national economic conditions that faced the financial system in late 2008 and early 2009.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
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
In July 2013, the FRB and the FDIC announced the new capital rules, which would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Item 1 Business - Supervision and Regulation” the new rules create new and increased capital requirements for United States depository institutions and their holding companies. The new rules include risk-based and leverage capital ratio requirements, which became effective on January 1, 2015. The new rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions also became effective January 1, 2015.
Although we currently cannot predict the specific impact and long-term effects that the new rules will have on us and the banking industry more generally, higher regulatory capital levels could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.
Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment, including sluggish national and global conditions, accompanied by very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
Integrating Alaska Pacific’s and RML’s operations into the Company’s operations may be more difficult, costly, or time consuming than expected.
Until the completion of the merger with Alaska Pacific in April 2014 and Company’s acquisition of the remaining equity interests in RML in December 2014, each of the Company, Alaska Pacific and RML operated independently of each other. Although RML’s operations will be conducted under a separate wholly-owned subsidiary of the Company and the Company has taken steps to ensure that Alaska Pacific’s employees, operating systems and other assets have been integrated into the Company, the integration process in connection with both acquisitions is ongoing and it is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees. Further, successful integration of the two acquired entities' operations and personnel may place an additional burden on our management and internal resources. This additional burden could lead to a significant diversion of management attention and resources, which could lead to a decrease in our future operating results and thereby impact our share price.
Declines in the residential housing market would have a negative impact on our residential housing market income.
The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML.  A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing negatively impacts real estate sales, which results in customers’ inability to repay loans. We expect earnings from RML to decrease if refinancing activity slows, and because of our acquisition of all of the remaining equity interest in RML in late 2014, our exposure to the slowdown in refinancing activity or the residential housing market in general is greater than it was before such acquisition. Further, declines in the residential housing market may have a material adverse effect on our financial condition through a decline in interest income and loan fees.

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
We have a significant concentration in real estate lending. A downturn in real estate within our markets has a negative impact on our results of operations.
Approximately 74% of the Bank’s loan portfolio at December 31, 2014 consisted of loans secured by commercial and residential real estate located in Alaska.  In recent years, the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans.  Although non-performing assets have decreased over the past several years following the financial crisis, we could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 47% of the Bank’s loan portfolio at December 31, 2014 consisted of commercial real estate loans.   Nationally, delinquencies in these types of portfolios have increased significantly in recent years.  While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2014, the Bank held $4.6 million of OREO properties, many of which relate to residential construction and land development loans.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.  Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks,and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2014, approximately 74% of the Bank’s loans are secured by real estate and 26% are for general commercial uses, including professional, retail, and small businesses, respectively.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  In particular, the oil and gas industry plays a significant role in the Alaskan economy, and if the global price of oil continues to decline or stabilizes at a relatively low level, the Alaskan economy would likely be adversely affected. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
We conduct substantially all of our operations through Northrim Bank, our banking subsidiary; our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.
The Company is a separate legal entity from our subsidiaries. It receives substantially all of its revenue from dividends paid from the Bank.  There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with us.  Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
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
We will be dependent for the foreseeable future on the services of R. Marc Langland, our Chairman of the Board; Joseph M. Beedle, our President and Chief Executive Officer of the Company; Joseph M. Schierhorn, our Executive Vice President and Chief Operating Officer; Steven L. Hartung, our Executive Vice President and Chief Credit Officer; and Latosha M. Frye, our Senior Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Beedle and Schierhorn in the amounts of $2 million each, we may not be able to timely replace Mr. Beedle or Mr. Schierhorn with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  Currently, we do not maintain keyman life insurance on the life of Messrs. Langland, Hartung, and Ms. Frye.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of our allowance for loan losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.
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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
36th Avenue Branch 811 East 36th Avenue, Anchorage, AK	Traditional	Leased
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased
Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Owned
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Tongass Branch 2442 Tongass Avenue, Ketchikan, AK	Traditional	Leased

The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Dwell Office 3230 C Street, Suite 100, Anchorage, AK	Leased
Real Estate Brokers of Alaska Office 1577 C Street, Suite 101A, Anchorage, AK	Leased
Eagle River Office 11901 Business Boulevard, #203, Eagle River, AK	Leased
Fairbanks Office 505 Old Steese Highway, Suite 117, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Sitka Office 315 Lincoln Street, Suite 206, Sitka, AK	Leased
Soldotna Office 44296 Sterling Highway, #1, Soldotna, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ under the symbol, “NRIM.”  We are aware that large blocks of our stock are held in street name by brokerage firms.  At March 12, 2015, the number of shareholders of record of our common stock was 275.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2014
	High	$26.26	$25.74	$27.01	$29.03
	Low	$23.90	$23.64	$24.12	$25.73
2013
	High	$23.01	$24.19	$27.49	$26.83
	Low	$21.44	$20.97	$22.58	$23.46

In 2014, we paid cash dividends of $0.17 per share in the first and second quarters and $0.18 per share in the third and fourth quarters.  In 2013, we paid cash dividends of $0.15 per share in the first and second quarters and $0.17 per share in the third and fourth quarters.  Cash dividends totaled $4.8 million, $4.2 million, and $3.7 million in 2014, 2013, and 2012, respectively.  On February 26, 2015, the Board of Directors approved payment of a $0.18 per share dividend on March 20, 2015, to shareholders of record on March 12, 2015.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank remains “well-capitalized”, the Company expects to receive dividends from the Bank in 2015. Beginning in 2016, a requirement to have a conservation buffer will start being phased in, and this requirement could adversely affect the Bank's ability to pay dividends. See Regulation and Supervision.
Repurchase of Securities
The Company did not repurchase any of its common stock during the fourth quarter of 2014.
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2014. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements  included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders[1]	239,476	$16.41	287,043
Total	239,476	$16.41	287,043
[1]Consists of the Company's 2014 Stock Incentive Plan, which replaced the 2010 Stock Incentive Plan (the "2010 Plan")
[2] Includes 199,037 options awarded under the 2010 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2009, and ending December 31, 2014.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2009, and that all dividends were reinvested.

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Northrim BanCorp, Inc.
Russell 3000
SNL Bank $1B-$5B

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Northrim BanCorp, Inc.	100.00	117.43	109.25	145.12	172.81	177.61
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012	2011	2010
	(Unaudited)
Net interest income	$52,905	$44,034	$42,223	$42,364	$44,213
Provision (benefit) for loan losses	(636)	(635)	(1,559)	1,999	5,583
Other operating income	20,537	12,886	15,432	13,090	12,377
Other operating expense	49,375	39,866	39,600	36,755	37,624
Income before provision for income taxes	$24,703	$17,689	$19,614	$16,700	$13,383
Provision for income taxes	6,836	5,277	6,156	4,873	3,918
Net Income	17,867	12,412	13,458	11,827	9,465
Less: Net income attributable to
noncontrolling interest	459	87	512	429	399
Net income attributable to Northrim Bancorp	$17,408	$12,325	$12,946	$11,398	$9,066
Earnings per share:
Basic	$2.57	$1.89	$2.00	$1.77	$1.42
Diluted	2.54	1.87	1.97	1.74	1.40
Cash dividends per share	0.70	0.64	0.56	0.50	0.44
Assets	$1,449,349	$1,215,006	$1,160,107	$1,085,258	$1,054,529
Portfolio loans	924,504	770,016	704,213	645,562	671,812
Deposits	1,179,747	1,003,723	970,129	911,248	892,136
Borrowings	26,304	6,527	4,479	4,626	4,766
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders' equity	164,441	144,318	136,353	125,435	117,122
Book value per share	$23.99	$22.07	$20.94	$19.40	$18.22
Tangible book value per share(2)	$20.48	$20.86	$19.69	$18.09	$16.87
Net interest margin (tax equivalent)(3)	4.41%	4.29%	4.40%	4.59%	4.92%
Efficiency ratio(4)	66.84%	69.64%	68.25%	65.78%	65.96%
Return on assets	1.30%	1.07%	1.19%	1.09%	0.90%
Return on equity	11.19%	8.75%	9.85%	9.34%	7.87%
Equity/assets	11.35%	11.88%	11.75%	11.56%	11.11%
Dividend payout ratio	27.40%	34.18%	28.39%	28.67%	31.41%
Nonperforming loans/portfolio loans	0.51%	0.24%	0.64%	1.14%	1.70%
Net charge-offs (recoveries)/average loans	(0.12)%	(0.07)%	(0.21)%	(0.01)%	0.66%
Allowance for loan losses/portfolio loans	1.81%	2.11%	2.33%	2.56%	2.14%
Nonperforming assets/assets	0.64%	0.35%	0.78%	1.16%	2.07%
Effective tax rate	28%	30%	31%	29%	29%
Number of banking offices(5)	14	10	10	10	10
Number of employees (FTE)(6)	426	269	252	269	276
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
5Number of banking offices does not include RML locations
6FTE includes employees of the Bank, NBG, and in 2014 also includes RML.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2014	2013	2012	2011	2010
Total shareholders' equity	$164,441	$144,318	$136,353	$125,435	$117,122
Divided by common shares outstanding	6,854,189	6,537,652	6,511,649	6,466,763	6,427,237
Book value per share	$23.99	$22.07	$20.94	$19.40	$18.22

(In thousands, except per share data)	2014	2013	2012	2011	2010
Total shareholders' equity	$164,441	$144,318	$136,353	$125,435	$117,122
Less: goodwill and intangible assets, net	24,035	7,942	8,170	8,421	8,697
	$140,406	$136,376	$128,183	$117,014	$108,425
Divided by common shares outstanding	6,854,189	6,537,652	6,511,649	6,466,763	6,427,237
Tangible book value per share	$20.48	$20.86	$19.69	$18.09	$16.87

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2014	2013	2012	2011	2010
Net interest income(7)	$52,905	$44,034	$42,223	$42,364	$44,213
Divided by average interest-bearing assets	1,212,292	1,041,268	973,741	934,732	904,168
Net interest margin	4.36%	4.23%	4.34%	4.53%	4.89%

(In Thousands)	2014	2013	2012	2011	2010
Net interest income(7)	$52,905	$44,034	$42,223	$42,364	$44,213
Plus: reduction in tax expense related to
tax-exempt interest income	497	585	626	580	315
	$53,402	$44,619	$42,849	$42,944	$44,528
Divided by average interest-bearing assets	1,212,292	1,041,268	973,741	934,732	904,168
Tax-equivalent net interest margin	4.41%	4.29%	4.40%	4.59%	4.92%

Calculation of efficiency ratio

(In Thousands)	2014	2013	2012	2011	2010
Net interest income(7)	$52,905	$44,034	$42,223	$42,364	$44,213
Other operating income	20,537	12,886	15,432	13,090	12,377
Total revenue	73,442	56,920	57,655	55,454	56,590
Other operating expense	49,375	39,866	39,600	36,755	37,624
Less intangible asset amortization	289	228	252	275	299
Adjusted other operating expense	$49,086	$39,638	$39,348	$36,480	$37,325
Efficiency ratio	66.84%	69.64%	68.25%	65.78%	65.96%

7Amount represents net interest income before provision for loan losses.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of the Company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2014,  2013, and 2012 included elsewhere in this report.
This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
The Company’s net income increased 41% to $17.4 million or $2.54 per diluted share for the year ended December 31, 2014, from $12.3 million, or $1.87 per diluted share, for the year ended December 31, 2013, reflecting the impact of the two acquisitions completed during 2014 and growth in core earnings. Net income, excluding gains and expenses from the acquisitions of Alaska Pacific and RML, increased 23% for the full year in 2014. The acquisition of Alaska Pacific on April 1, 2014 added four new branch locations in southeastern Alaska and generated 10% earnings accretion, without transaction costs, and 3% accretion including transaction costs.
The following are significant items for the year ended December 31, 2014:

•
Total revenues, which include net interest income plus other operating income, increased 29% to $73.4 million in 2014 from $56.9 million in 2013. Excluding the gains from the acquisition of RML in the fourth quarter of 2014 and the sale of a branch in the third quarter of 2014, total revenues increased 22% to $69.3 million as compared to 2013. This increase reflects increased net interest income resulting from higher average earnings assets due to both core loan growth and additional earnings from acquired assets and operations, as well as increased other operating income.

•
Average portfolio loans increased 22% to $893.0 million in 2014 compared to $734.4 in 2013, reflecting the addition of the loans acquired from Alaska Pacific and organic growth in the portfolio that were offset by year-end payoffs of several large loans and the elimination of the RML warehouse line of credit following consolidation into the Company's balance sheet.

•
Our benefit from a negative provision for loan losses in 2014 of $636,000 was essentially unchanged from a benefit of $635,000 in 2013. We experienced net recoveries of $1.1 million in 2014 as compared to net recoveries of $509,000 in 2013; however, our nonperforming loans at December 31, 2014 increased by $2.9 million, or 158%, from $1.8 million at December 31, 2013 to $4.7 million at December 31, 2014.  Nonperforming loans acquired from Alaska Pacific accounted for $1.4 million of total nonperforming loans at December 31, 2014. The allowance for loan losses (“Allowance”) totaled

1.81% of total portfolio loans at December 31, 2014, compared to 2.11% at December 31, 2013.  The Allowance compared to nonperforming loans decreased to 358% at December 31, 2014 from 897% at December 31, 2013.

•
Other operating expenses increased in 2014 by 24% to $49.4 million from $39.9 million in 2013. Excluding merger and acquisition expenses, other operating expenses increased to $47.4 million, or 19%, in 2014 as compared to 2013. This increase reflects the Company's increased operating costs primarily due to the two acquisitions that occurred in 2014.

•
Nonperforming assets increased by 121% year-over-year to $9.3 million at December 31, 2014 or 0.64% of total assets, compared to $4.2 million or 0.35% of total assets at December 31, 2013 in large part due to nonperforming assets acquired from Alaska Pacific which totaled $3.0 million at December 31, 2014.

•
The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 13.06% at December 31, 2014 as compared to 15.35% a year ago.  The decrease in Tier 1 Capital to Risk Adjusted Assets at December 31, 2014, compared to a year ago reflects the $47.6 million net increase in assets resulting from the acquisition of RML and the $167.2 million in assets acquired from Alaska Pacific. The Company paid $18.2 million in cash and assigned life insurance policies valued at $3.9 million for the acquisition of the remaining 76.5% equity interest in RML in December 2014. Additionally, the Company recorded a liability of $7.3 million which represents the net present value of earn-out payments that we expect to make in conjunction with the purchase of RML over the next five years. Accordingly, the total estimated purchase price of RML is $29.4 million. The Company paid $6.4 million in cash and issued 290,212 shares of common stock with a value of $7.4 million on April 1, 2014 for the acquisition of Alaska Pacific.

•
Tangible book value was $20.48 per share at December 31, 2014, compared to $20.86 per share at December 31, 2013, reflecting an increase in intangible assets attributable to the two major acquisitions completed in the year. Tangible common equity to tangible assets at year end 2014 was 9.85%, down from 11.30% at year-end 2013.  Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.  The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 11.35% at December 31, 2014 as compared to 11.88% at December 31, 2013.

•	The cash dividend paid in the fourth quarter of 2014, rose 6% to $0.18 per diluted share from $0.17 per diluted share paid in the fourth quarter of 2013.
Reconciliation of total shareholders’  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2014	2013	2012	2011	2010
Total shareholders' equity	$164,441	$144,318	$136,353	$125,435	$117,122
Less: goodwill and other intangible assets, net	24,035	7,942	8,170	8,421	8,697
Tangible common shareholders' equity	$140,406	$136,376	$128,183	$117,014	$108,425
Total assets	$1,449,349	$1,215,006	$1,160,107	$1,085,258	$1,054,529
Less: goodwill and other intangible assets, net	24,035	7,942	8,170	8,421	8,697
Tangible assets	$1,425,314	$1,207,064	$1,151,937	$1,076,837	$1,045,832
Tangible common equity ratio	9.85%	11.30%	11.12%	10.86%	10.37%
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
Goodwill and other intangibles:  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition.  Identified intangibles with estimated useful lives are amortized over the period benefited either on a straight-line basis or on an accelerated basis depending on the nature of the intangible.  Goodwill and other intangibles with indefinite lives are not amortized but instead are reviewed for impairment on an annual basis or at an interim date if events or circumstances indicate a potential impairment.  Goodwill impairment testing is performed at the segment level.  We have determined that the Company has two segments: Community Banking and Home Mortgage Lending.
Under current guidance, the Company has the option to first assess qualitative factors to determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount.  If, using the qualitative assessment described above, it is determined that it is more likely than not that the carrying value exceeds the fair value of the Company, then we must move on to a more comprehensive goodwill impairment analysis.
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
The Company completed two acquisitions in 2014; there was no goodwill recorded in the acquisition of Alaska Pacific and $14.8 million in goodwill recorded in connection with the acquisition of RML. The Company performed its annual goodwill impairment testing at December 31, 2014 and 2013 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2014, the Company performed its annual impairment test by applying the qualitative assessment described above. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing net income as compared to historical trends, the Company's favorable budget-to-actual results of operations; the Company’s current level of nonperforming assets to total assets; results of regulatory examinations; peer comparisons and the increasing trend of the Company's net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the Company's general decline in stock prices for financial institutions as compared to pre-2008 stock prices and the recent decline in oil prices. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2014 and that no potential impairment existed at that time.
There have been no changes in RML's operations, earnings, or strategic plan that indicated that it is more likely than not that the fair value of RML had been impaired at December 31, 2014, and we therefore concluded that there was no potential impairment of goodwill at this segment.
The Company continues to monitor goodwill for potential impairment on an ongoing basis.  No assurance can be given that we will not charge earnings in the future for goodwill impairment, if, for example, our stock price declines significantly, although there are many factors that we analyze in determining the impairment of goodwill.
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

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through purchased receivables products, mortgage banking income (earnings from our mortgage affiliate through November 2014), sales of employee benefit plans, service charges and fees, electronic banking income, and rental income.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, marketing, professional and outside services, equipment expense, software expense, and expenses related to OREO.  In 2014, merger and acquisition costs are also a significant portion of other operating expenses. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income of $17.4 million in 2014, compared to net income of $12.3 million in 2013, and $12.9 million in 2012.  During these periods, net income per diluted share was $2.54, $1.87, and $1.97, respectively.  The increase in net income in 2014 was primarily due to increases of $8.9 million and $7.7 million in net interest income and other operating income, respectively, which were partially offset by increases of $9.5 million and $1.6 million in other operating expense and in income taxes, respectively, in 2014 as compared to 2013. The acquisition of Alaska Pacific and the purchase of the remaining 76.5% equity interest in RML during 2014 both had significant impacts on all of these items in 2014. The decrease in net income in 2013 was primarily due to a decrease in other operating income of $2.5 million and an increase in the provision for loan losses of $924,000 which was partially offset by an increase of $1.8 million in net interest income and a decrease of $879,000 in income taxes in 2013 as compared to 2012.
Net Interest Income  / Net Interest Margin
Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2014 was $52.9 million, compared to $44.0 million in 2013 and $42.2 million in 2012.  The increase in 2014 as compared to 2013 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, largely due to assets acquired from Alaska Pacific and, to a lesser extent, assets acquired from RML, which was only partially offset by decreased average yields on loans and long-term investments. The increase in 2013 as compared to 2012 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, which was only partially offset by decreased average yields on loans and long-term investments.
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
During the fiscal years ended December 31, 2014, 2013, and 2012, net interest margins were 4.36%, 4.23%, and 4.34%, respectively. The increase in the net interest margin in 2014 as compared to 2013 is primarily the result of increased average interest-earnings assets, particularly loans, again largely due to the two acquisitions that occurred in 2014. The Company acquired $138.4 million in portfolio loans from Alaska Pacific on April 1, 2014 and $41.3 million in loans held for sale from RML on December 1, 2014. Additionally, since loans held for sale are short term in nature, the yield on these loans is significantly higher than the yield on portfolio loans because the origination fees on loans held for sale are recognized when the loans are sold. Origination fees on portfolio loans are amortized over the life of the loans. The Company estimates that the acquisitions of Alaska Pacific and RML increased the net interest margin by 7 and 6 basis points, respectively, for a total of 13 basis points in 2014. Accordingly, we estimate that the net interest margin would have been consistent with 2013 at 4.23% if the acquisitions had not occurred. Average portfolio loans grew in 2014 without the addition of loans acquired from Alaska Pacific, but the increase in net interest income from this growth was mostly offset by a decrease in the yield. The decrease in the net interest margin in 2013 as compared to 2012 reflects margin compression arising from pressure on loan yields as customers refinanced their loans at historically low interest rates in 2013, and continued decreases in yields on long-term investments. The average cost of interest-bearing liabilities also decreased in all periods, but only enough to partially offset the decrease in the average yield on interest-earning assets in 2013 as compared to 2012. While the overall net interest margin decreased in 2013 compared to 2012, the increase in the average outstanding balance of interest-earning loans offset the effect of decreased yields in this asset class for the first time since 2008 when the average yield on loans first started to decline. The Company intends to continue to implement strategies designed to grow our loan portfolio, while actively managing non-performing assets, to offset the negative effect that today's relatively low interest rates have on our net interest margin.
The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2014			2013			2012
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$904,263	$51,627	5.71%	$745,828	$43,137	5.78%	$687,853	$41,515	6.04%
Long-term Investments	243,634	3,133	1.29%	229,807	2,714	1.18%	200,600	2,935	1.46%
Short-term investments	64,394	198	0.31%	65,633	223	0.34%	85,288	278	0.33%
Total interest-earning assets	$1,212,291	$54,958	4.53%	$1,041,268	$46,074	4.42%	$973,741	$44,728	4.59%
Noninterest-earning assets	123,638			115,232			114,678
Total	$1,335,929			$1,156,500			$1,088,419
Interest-bearing deposits	$727,078	$1,419	0.20%	$613,745	$1,241	0.20%	$597,445	$1,682	0.28%
Borrowings	44,164	634	1.44%	44,142	799	1.81%	39,596	823	2.08%
Total interest-bearing liabilities	$771,242	$2,053	0.27%	$657,887	$2,040	0.31%	$637,041	$2,505	0.39%
Demand deposits and other
non-interest bearing liabilities	409,096			357,689			320,010
Equity	155,591			140,924			131,368
Total	$1,335,929			$1,156,500			$1,088,419
Net interest income		$52,905			$44,034			$42,223
Net interest margin (3)			4.36%			4.23%			4.34%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.2 million, $3.0 million and $2.7 million for 2014, 2013 and 2012, respectively. Loan fees increased by $612,000 in 2014 as a result of the acquisition of RML in December, 2014.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $3.0 million,$3.5 million, and $5.8 million in 2014, 2013 and 2012, respectively.

3The net interest margin on a tax equivalent basis was 4.41%, 4.29%, and 4.40%, respectively, for 2014, 2013, and 2012.
The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$9,038	($548)	$8,490	$3,210	($1,588)	$1,622
Long-term investments	169	250	419	679	(900)	(221)
Short term investments	(4)	(21)	(25)	(68)	13	(55)
Total interest income	$9,203	($319)	$8,884	$3,821	($2,475)	$1,346
Interest Expense:
Interest-bearing deposits	$219	($41)	$178	$47	($488)	($441)
Borrowings	—	(165)	(165)	188	(212)	(24)
Total interest expense	$219	($206)	$13	$235	($700)	($465)

The following table sets forth information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, for the Home Mortgage Lending segment on a stand-alone basis. This data represents activity from December 1, 2014 through December 31, 2014.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2014
	Average outstanding balance	Interest income / expense	Average Yield / Cost (annualized)

(In Thousands)
Loans held for sale(1)(2)	$34,344	$753	26.31%
Total interest-earning assets	$34,344	$753	26.31%

Borrowings	$30,159	$110	4.38%
Total interest-bearing liabilities	$30,159	$110	4.38%
Net interest income		$643
Net interest margin			22.47%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $612,000 for 2014.

2There were no nonaccrual loans included in 2014.

The primary reason for the higher yield on loan held for sale as compared to portfolio loans in the Community Banking segment is the recognition of loan origination fees. Loan origination fees are recognized over the life of a loan for both portfolio loans and loans held for sale, and since loans held for sale are sold immediately following origination, fees are recognized sooner than they are for portfolio loans.
Provision for Loan Losses
We recorded a benefit for the provision for loan losses in 2014 of $636,000, compared to a benefit of $635,000 and $1.6 million in 2013 and 2012 respectively.  We recorded a benefit under our loan loss provision in 2014, 2013, and 2012 primarily due to the fact that we had net recoveries of previously charged off loans of $1.1 million, $509,000, and $1.5 million in 2014, 2013, and 2012, respectively. In 2014, credit quality worsened slightly as the ratio of nonperforming loans to portfolio loans increased to 0.51% at December 31, 2014 as compared to 0.24% at December 31, 2013. In 2013 and 2012, credit quality improved in both periods. The ratio of nonperforming loans to portfolio loans was 0.64% at December 31, 2012.  See the “Allowance for Loan Loss” section under “Financial Condition” and Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.

Other Operating Income
Total other operating income increased $7.7 million, or 59%, in 2014 as compared to 2013, and decreased $2.5 million, or 16%, in 2013 as compared to 2012.  The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2014	$ Change	% Change	2013	$ Change	% Change	2012
Other Operating Income
Employee benefit plan income	$3,497	$1,156	49%	$2,341	($28)	(1)%	$2,369
Gain on purchase of mortgage affiliate	3,001	3,001	NM	—	—	NM	—
Electronic banking fees	2,356	205	10%	2,151	93	5%	2,058
Service charges on deposit accounts	2,155	39	2%	2,116	(85)	(4)%	2,201
Purchased receivable income	2,074	(723)	(26)%	2,797	(229)	(8)%	3,026
Mortgage banking income	1,620	1,620	NM	—	—	NM	—
Gain on sale of premise and equipment	1,115	1,115	NM	—	—	NM	—
Equity in earnings from RML	894	(333)	(27)%	1,227	(1,408)	(53)%	2,635
Merchant credit card transaction fees	583	74	15%	509	(69)	(12)%	578
Gain on sale of securities	461	128	38%	333	(3)	(1)%	336
Loan service fees	412	146	55%	266	(164)	(38)%	430
Rental income	260	152	141%	108	(665)	(86)%	773
Other income	2,109	1,071	103%	1,038	12	1%	1,026
Total other operating income	$20,537	$7,651	59%	$12,886	($2,546)	(16)%	$15,432

2014 Compared to 2013
Other operating income was impacted by several one-time items in 2014. The Company recognized a one-time $3 million gain in 2014 due to a fair value adjustment in connection with our purchase of the the remaining 76.5% equity interest of RML in December of 2014. The Company also recognized a one-time gain of $1.1 million on the sale of a branch location to the Sate of Alaska in connection with a major road project in the third quarter of 2014. The Company currently intends to open a new branch in the University Medical District in Anchorage in the second quarter of 2015, and intends to keep its existing branch open until the new branch is open. Additionally, in connection with the acquisition of Alaska Pacific, the Company recognized a $695,000 gain on the disposition of loans acquired in such transaction at a discount and a $170,000 bargain purchase gain on the transaction as a whole in 2014. Both of these items are included in other income in the preceding table. Excluding these one-time items, other operating income increased $2.7 million, or 21% in 2014 compared to 2013. This increase was the result of increases in employee benefit plan income and mortgage banking income.  Employee benefit plan income increased in 2014 reflecting revenues generated through Enroll Alaska which provides health insurance plans to individuals under the Affordable Care Act.  Mortgage banking income represents one month of gross income from RML since it became a 100% wholly-owned subsidiary in December 2014. These increases were partially offset by purchased receivable income which decreased $723,000 or 26% in 2014 compared to 2013 due to decreased purchased receivable balances outstanding during the year.
2013 Compared to 2012
Other operating income decreased in 2013 as compared to the prior year primarily due to decreases in earnings from RML, rental income, and purchased receivable income. Earnings from RML have fluctuated with activity in the housing market, which has been affected by local economic conditions and changes in mortgage interest rates.  Earnings from RML decreased in 2013 as refinance activity decreased due to an increase in mortgage interest rates in the second half of 2013.  Rental income decreased in 2013 as a result of vacancies in leased space in the Company’s corporate office building as areas recently vacated by previous tenants underwent capital improvements. Finally, income from the Company’s purchased receivable products decreased in 2013 due to decreased average purchased receivable balances outstanding during the year.  Outstanding purchased receivable balances vary from year to year depending upon the financing needs of the Company's customers.

Other Operating Expense
Total other operating expense increased $9.5 million, or 24%, in 2014 as compared to 2013 and increased $266,000, or 1%, in 2013 as compared to 2012.  The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2014	$ Change	% Change	2013	$ Change	% Change	2012
Other Operating Expense
Salaries and other personnel expense	$27,758	$3,962	17%	$23,796	$1,764	8%	$22,032
Occupancy expense	4,360	896	26%	3,464	(151)	(4)%	3,615
Marketing expense	2,059	206	11%	1,853	(122)	(6)%	1,975
Merger and acquisition expense	1,962	1,426	266%	536	536	NM	—
Equipment expense	1,465	226	18%	1,239	34	3%	1,205
Professional and outside services	1,437	169	13%	1,268	(211)	(14)%	1,479
Amortization of low income housing tax investments	1,337	368	38%	969	48	5%	921
Software expense	1,275	209	20%	1,066	(45)	(4)%	1,111
Insurance expense	1,031	210	26%	821	(92)	(10)%	913
Internet banking expense	900	122	16%	778	77	11%	701
Reserve for purchased receivables	704	604	604%	100	(257)	(72)%	357
Intangible asset amortization	289	61	27%	228	(24)	(10)%	252
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	174	32	23%	142	(559)	(80)%	701
Impairment on OREO	56	(56)	(50)%	112	(357)	(76)%	469
Rental income on OREO	(3)	23	(88)%	(26)	9	(26)%	(35)
Gains on sale of OREO	(643)	(355)	123%	(288)	(242)	526%	(46)
Subtotal	(416)	(356)	593%	(60)	(1,149)	(106)%	1,089
Other expenses	5,214	1,406	37%	3,808	(142)	(4)%	3,950
Total other operating expense	$49,375	$9,509	24%	$39,866	$266	1%	$39,600

2014 Compared to 2013
Other operating expense increased in 2014 as compared to the prior year primarily due to increased costs related to the two acquisitions that were completed in 2014, particularly in salaries and other personnel expense, merger and acquisition expense and occupancy expense. In addition to merger and acquisition expenses, the Company incurred operating costs related to the additional branch locations acquired from Alaska Pacific in Southeast Alaska during the last three quarters of 2014, and the consolidation of 100% of the operating expenses of RML in December 2014. In total, the Company estimates that other operating expenses increased $4.3 million in 2014 as compared to 2013 for direct operating costs related to the addition of employees, branch locations, and customers in Southeast Alaska related to the acquisition of Alaska Pacific. This includes $2.4 million in salaries and other personnel expense, $685,000 in occupancy expense, and $231,000 in marketing costs. Operating expenses related to the operation of RML in December 2014 were $1.9 million. This includes salaries and other personnel expenses of $790,000, occupancy expenses of $215,000, and commissions paid to loan originators of $509,000, which is included in other expenses. Additionally, salaries and other personnel expenses related to the operations of Northrim Bank and NBG increased due to normal cost of living and performance based annual salary increases. Lastly, the reserve of purchased receivable losses increased in 2014 due to increases in the allowance for the balance of two nonperforming purchased receivable accounts.

2013 Compared to 2012
Other operating expense increased in 2013 as compared to the prior year primarily due to increased costs related to salaries and other personnel expenses and professional and outside services. These increases were partially offset by a decrease in net costs related to OREO properties. Salaries and other personnel expense increased in 2013 primarily due to increased salary costs, partially due to normal cost of living and performance based annual salary increases. On an average basis, full time equivalent employees were flat at 252 in 2013 and 2012. However, the mix of our employee base changed in 2013 as we hired more highly compensated employees, such as experienced loan officers to facilitate loan growth, agents and supervisors at NBG to launch the Enroll Alaska initiative, and information technology professionals to manage our systems. These positions replaced lower cost full time equivalent jobs in several departments of the Company including back office and branch transaction processing positions as those areas become more dependent on technology and less dependent on people. Additionally, other personnel expense increased due to increased medical claims costs and a change in the Company's vacation policy. Professional and outside services increased primarily as a result of legal, accounting, and other consulting services related to the acquisition of Alaska Pacific which was completed in 2014. These costs were partially offset by a decrease in consulting fees related to the Company’s salaries and other personnel benefits programs.
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
Results of Segment Operations
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2014, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties. Prior to December 1, 2014, Home Mortgage Lending income was limited to equity in earnings from RML.
Net income by operating segment is presented in the tables below. Activity reported in the Home Mortgage Lending segment in 2014 represents eleven months of net income for RML accounted for using the equity method of accounting and one month accounted for on a consolidated basis following the Company's acquisition of the remaining 76.5% equity interest in RML on December 1, 2014, making RML a wholly-owned, consolidated subsidiary of the Company. Activity reported in the Home Mortgage Lending segment in 2013 represents one year of net income for RML accounted for using the equity method of accounting. The Company reported only one segment in 2013, but information in the table for 2013 below has been reclassified for comparative purposes in accordance with GAAP.

The following tables present each segment's financial information:

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$54,205	$753	$54,958
Interest expense	1,943	110	2,053
Net interest income	52,262	643	52,905
Provision (benefit) for loan losses	(636)	—	(636)
Other operating income	17,929	2,608	20,537
Other operating expense	47,502	1,873	49,375
Income before provision for income taxes	23,325	1,378	24,703
Provision for income taxes	6,224	612	6,836
Net income	17,101	766	17,867
Less: net income attributable to the noncontrolling interest	459	—	459
Net income attributable to Northrim BanCorp	$16,642	$766	$17,408

Total assets	$1,391,862	$57,487	$1,449,349
Loans held for resale	$—	$43,866	$43,866
Borrowings	$2,164	$24,140	$26,304

December 31, 2013
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$46,074	$—	$46,074
Interest expense	2,040	—	2,040
Net interest income	44,034	—	44,034
Provision (benefit) for loan losses	(635)	—	(635)
Other operating income	11,659	1,227	12,886
Other operating expense	39,866	—	39,866
Income before provision for income taxes	16,462	1,227	17,689
Provision for income taxes	4,773	504	5,277
Net income	11,689	723	12,412
Less: net income attributable to the noncontrolling interest	87	—	87
Net income attributable to Northrim BanCorp	$11,602	$723	$12,325

Total assets	$1,215,006	$—	$1,215,006
Loans held for resale	$11,301	$—	$11,301
Borrowings	$6,527	$—	$6,527

Income Taxes
The provision for income taxes increased $1.6 million, or 30%, to $6.8 million in 2014 as compared to 2013 and decreased $879,000, or 14%, to $5.3 million in 2013 as compared to 2012.  These changes are due primarily to the 40% increase and 10% decrease in income before income taxes in 2014 and 2013, respectively.  Additionally, the Company's effective tax rates were 28%, 30%, and 31% in 2014, 2013, and 2012, respectively. The decrease in the effective tax rate in 2014 compared to 2013 is primarily the result of the $3.0 million, tax exempt fair value adjustment in connection with our purchase of the remaining 76.5% equity interest in RML in December of 2014, and an increase in tax exempt income on investments and tax credits relative to the level of taxable income in 2014. The decrease in in the effective tax rate in 2013 is the result of an increase in tax exempt income on investments and tax credits relative to the level of taxable income in 2012.

Financial Condition
Investment Securities
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2014 increased $33.0 million, or 13%, to $283.9 million from $250.9 million at December 31, 2013.  The increase at December 31, 2014 as compared to December 31, 2013 is primarily due to investment of funds previously held in interest bearing deposits in other banks as these longer term investment securities have a higher yield. The average maturity of the investment portfolio was approximately two years at December 31, 2014.
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
Both available for sale and held to maturity securities may be pledged as collateral to secure public deposits.  At December 31, 2014 and 2013, $54.1 million and $46.8 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2014 as compared to December 31, 2013 because the Company had new public deposit balances acquired from Alaska Pacific, which are secured by pledged securities at December 31, 2014.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2014:
U.S. Treasury and government sponsored entities	$226,624	$226,190
Municipal Securities	11,843	12,124
U.S. Agency Mortgage-backed Securities	1,024	1,029
Corporate Bonds	38,820	39,235
Preferred Stock	2,999	3,152
Total	$281,310	$281,730
2013:
U.S. Treasury and government sponsored entities	$168,922	$168,702
Municipal Securities	19,825	20,149
U.S. Agency Mortgage-backed Securities	25	25
Corporate Bonds	55,798	56,778
Preferred Stock	2,999	3,034
Total	$247,569	$248,688
2012:
U.S. Treasury and government sponsored entities	$123,959	$124,414
Municipal Securities	21,124	21,728
U.S. Agency Mortgage-backed Securities	35	36
Corporate Bonds	52,951	53,982
Preferred Stock	3,524	3,758
Total	$201,593	$203,918
Securities Held to Maturity:
2014:
Municipal Securities	$2,201	$2,308
Total	$2,201	$2,308
2013:
Municipal Securities	$2,208	$2,361
Total	$2,208	$2,361
2012:
Municipal Securities	$2,749	$2,978
Total	$2,749	$2,978

The following table sets forth the market value, maturities and weighted average pretax yields of our investment portfolio for the periods indicated as of December 31, 2014:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$—	$225,706	$484.00	$—	$226,190
Weighted average yield	—	1.18%	2.27%	—	1.18%
Municipal securities
Balance	$3,559	$3,412	$5,153	$—	$12,124
Weighted average yield	0.82%	2.64%	4.54%	—	2.89%
U.S. Agency Mortgage-backed
Balance	$—	$54	$309	$666	$1,029
Weighted average yield	—	2.39%	3.27%	2.94%	3.01%
Corporate bonds
Balance	$738	$36,490	$2,007	$—	$39,235
Weighted average yield	0.89%	1.35%	1.02%	—	1.33%
Preferred Stock
Balance	$—	$—	$—	$3,152	$3,152
Weighted average yield	—	—	—	5.42%	5.42%
Total
Balance	$4,297	$265,662	$7,953	$3,818	$281,730
Weighted average yield	0.83%	1.22%	3.44%	4.97%	1.33%
Securities Held to Maturity
Municipal securities
Balance	$—	$2,201	$—	$—	$2,201
Weighted average yield	—	4.15%	—	—	4.15%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2014, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
Loans
Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. To a lesser extent, through our now wholly-owned subsidiary RML, we also originate mortgage loans which we sell to the secondary market.  We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending.  These types of lending have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending.  However, they also involve greater risks, including greater exposure to changes in local economic conditions.
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $24.6 million at December 31, 2014.  At December 31, 2014, the Company had two relationships whose total direct and indirect commitments exceeded $24.6 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses.”
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
The Company acquired $138.4 million in loans in connection with the acquisition of Alaska Pacific on April 1, 2014. The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$306,543	33.2%	$300,338	39.0%	$273,432	38.8%	$252,689	39.1%	$256,971	38.3%
Real estate construction one-to-four family	34,842	3.8%	30,161	3.9%	32,573	4.6%	21,859	3.4%	27,794	4.1%
Real estate construction other	91,195	9.9%	32,599	4.2%	21,061	3.0%	18,323	2.8%	34,826	5.2%
Real estate term owner occupied	109,472	11.8%	91,098	11.8%	78,107	11.1%	81,481	12.6%	75,234	11.2%
Real estate term non-owner occupied	286,616	31.0%	255,324	33.2%	234,643	33.3%	195,454	30.3%	211,251	31.4%
Real estate term other	36,894	4.0%	29,976	3.9%	31,809	4.5%	38,925	6.0%	25,643	3.8%
Consumer secured by 1st deeds of trust	32,000	3.5%	16,483	2.1%	17,714	2.5%	20,212	3.1%	19,648	2.9%
Consumer other	31,493	3.4%	18,058	2.3%	18,305	2.6%	19,622	3.0%	23,616	3.5%
Subtotal	$929,055		$774,037		$707,644		$648,565		$674,983
Less: Unearned origination fee,
net of origination costs	(4,551)	(0.5)%	(4,021)	(0.5)%	(3,431)	(0.5)%	(3,003)	(0.5)%	(3,171)	(0.5)%
Total portfolio loans	$924,504		$770,016		$704,213		$645,562		$671,812

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $306.5 million at December 31, 2014 from $300.3 million at December 31, 2013 and represented approximately 33% and 39% of our total loans outstanding as of December 31, 2014 and December 31, 2013, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.  As of December 31, 2014, approximately 72% of commercial loans are variable rate loans, of which 72% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective FHLB of Seattle rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2014, commercial real estate loans increased to $433 million from $376.4 million at December 31, 2013, and represented approximately 47% and 48% of our loan portfolio as of December 31, 2014 and December 31, 2013, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years. At December 31, 2014, the interest rates for approximately 87% of commercial real estate loans are variable, of which 48% reset within one year. Approximately 40% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or FHLB of Seattle rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
We may sell all or a portion of our commercial real estate loans to two State of Alaska entities, the AIDEA and the Alaska Housing Finance Corporation (“AHFC”), which were both established to provide long-term financing in the State of Alaska.  The loans that AIDEA purchases typically feature a maturity twice that of the loans retained by us and bear a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending.  We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to interest rate risk.  The Company acquired $1.2 million in mortgage servicing rights in connection with our acquisition of Alaska Pacific on April 1, 2014. The servicing portfolio acquired in connection with our acquisition of Alaska Pacific is comprised of 1-4 family loans serviced for FHLMC and AHFC.
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans increased in 2014 to $126.0 million, up from $62.8 million in 2013, and represented approximately 14% and 8% of our loan portfolio in December 31, 2014 and December 31, 2013, respectively . The Company saw an increase in construction loans due to an increase in commercial real estate construction and low income housing tax credit projects. The Company currently expects activity in the residential construction market to remain stable in 2015.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Maturities and Sensitivities of Loans to Change in Interest Rates:       At December 31, 2014, 60% of the portfolio was scheduled to mature or reprice in 2015 with 36% scheduled to mature or reprice between 2016 and 2019. The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2014:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$106,391	$84,596	$115,556	$306,543
Real estate construction one-to-four family	33,167	1,675	—	34,842
Real estate construction other	62,128	25,600	3,467	91,195
Real estate term owner occupied	2,475	21,082	85,915	109,472
Real estate term non-owner occupied	7,270	77,348	201,998	286,616
Real estate term other	2,055	7,961	26,878	36,894
Consumer secured by 1st deeds of trust	143	2,015	29,842	32,000
Consumer other	1,200	6,549	23,744	31,493
Total	$214,829	$226,826	$487,400	$929,055
Fixed interest rate	$141,622	$60,413	$96,032	$298,067
Floating interest rate	73,207	166,413	391,368	630,988
Total	$214,829	$226,826	$487,400	$929,055

Loans Held for Sale:   Prior to December 1, 2014, the Company had an agreement to purchase residential loans from our mortgage affiliate, RML, which the Company then sold in the secondary market.  All loans purchased and sold in 2014 and 2013 were newly originated loans that did not affect nonperforming loans.   The Company purchased $132.0 million and sold $203.4 million in residential loans related to these transactions in 2014, and the Company purchased $156.5 million and sold $156.9 million in residential loans during 2013 related to these transactions.  When RML became a wholly-owned subsidiary of the Company on December 1, 2014, we stopped purchasing loans from RML. As a now 100% owned subsidiary, all loans held for sale by RML are included on the Company's balance sheet as of December 31, 2014. As in prior periods, these loans are all sold to the secondary market. On a consolidated basis, there were $43.9 million and $11.3 million in loans held for sale, carried at lower of cost or market, as of December 31, 2014 and 2013, respectively.  At December 31, 2014, the increase in the balance of loans held for sale at the end of 2014 as compared to 2013 is the result of the consolidation of RML's balance sheet with the Company's.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2014	2013	2012	2011	2010
Nonperforming loans
Nonaccrual loans	$4,674	$1,815	$4,531	$7,361	$11,414
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$4,674	$1,815	$4,531	$7,361	$11,414
Real estate owned & repossessed assets	4,626	2,402	4,543	5,183	10,403
Total nonperforming assets	$9,300	$4,217	$9,074	$12,544	$21,817

Performing restructured loans	$5,353	$6,635	$8,627	$2,305	$—

Allowance for loan losses to portfolio loans	1.81%	2.11%	2.33%	2.56%	2.14%
Allowance for loan losses to nonperforming loans	358%	897%	362%	224%	126%
Nonperforming loans to portfolio loans	0.51%	0.24%	0.64%	1.14%	1.70%
Nonperforming assets to total assets	0.64%	0.35%	0.78%	1.16%	2.07%

Nonaccrual, Accruing Loans 90 Days or More Past Due, and Troubled Debt Restructuring (“TDR”): The Company’s financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis.  Loans are placed on a nonaccrual basis when management believes serious doubt exists about the collectability of principal or interest.  Our policy generally is to discontinue the accrual of interest on all loans 90 days or more past due unless they are well secured and in the process of collection.  Cash payments on nonaccrual loans are directly applied to the principal balance.  The amount of unrecognized interest on nonaccrual loans was $218,000, $453,000 and $734,000, in 2014, 2013, and 2012, respectively.  There was interest income of $350,000, $344,000, and $270,000 recognized in net income for 2014, 2013, and 2012 respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The increase in the Company's nonaccrual loans is due in part to the acquisition of the Alaska Pacific loan portfolio which included $1.2 million nonaccrual loans as of December 31, 2014. The Company had three relationships each that represented more than 10% of nonaccrual loans as of December 31, 2014.
TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition.  Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months.  The Company had $5.4 million and $8.6 million in loans classified as TDRs that were performing as of December 31, 2014 and 2013, respectively.  Additionally, there were $2.3 million and $3.5 million in TDRs included in nonaccrual loans at December 31, 2014 and 2013 for total TDRs of $7.7 million and $12.1 million at December 31, 2014 and 2013, respectively.  The decrease in TDRs at December 31, 2014 as compared to 2013 is due to several payoffs and regular principal paydowns on loans classified as TDRs that were not offset by new TDRs in 2014.  See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
Loans Measured for Impairment, OREO, and Potential Problem Loans: At December 31, 2014, the Company had $11.3 million in loans measured for impairment and $4.6 million in OREO, as compared to $8.8 million in loans measured for impairment and $2.4 million in OREO at December 31, 2013.
At December 31, 2014, management had identified potential problem loans of $18.0 million as compared to potential problem loans of $8.2 million at December 31, 2013.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $9.8 million increase in potential problem loans at December 31, 2014 from December 31, 2013 is primarily due to one relationship that includes three loans secured by equipment.
At December 31, 2014 and 2013 the Company held $4.6 million and $2.4 million, respectively, of OREO assets.  At December 31, 2014, OREO consists of $1.3 million in residential lots in various stages of development, a $1 million commercial lot, and a $152,000 duplex.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2014, additions to OREO totaled $4.0 million which included $904,000 transferred from the Company's premises and equipment, $1.7 million in OREO acquired in connection with our acquisition of Alaska Pacific, and $270,000 acquired with our purchase of the remaining equity interest in RML. Additionally, there were two $145,000 three bedroom townhomes and five $169,000 four bedroom townhomes added in 2014. The $904,000 transferred from premises and equipment is land that the Company has listed for sale that was originally purchased for a new branch. The Company acquired six OREO properties valued at $1.7 million in connection with the acquisition of Alaska Pacific which consisted of two commercial properties valued at $1.5 million, one piece of developed land valued at $130,000, and 3 lots valued at $112,000. The $270,000 acquired as a result of our purchase of the remaining equity interest in RML is a single family residence. During 2014, the Company received approximately $2.4 million in proceeds from the sale of OREO which included $1.9 million from the sale of residential lots and land, $409,000 from the sale of two townhomes, $41,000 from the sale of two commercial properties and $10,000 from the sale of personal property.  The Company recognized $607,000, $231,000, and $109,000 in gains and $2,300, $2,000, and $63,000 in losses on the sale of OREO properties in 2014, 2013, and 2012, respectively.
The Company also recognized $38,000, $59,000, and zero in gains on sales previously deferred for net gains of $631,000, $288,000, and $46,000 in 2014, 2013, and 2012, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $296,000 and $335,000 at December 31, 2014 and 2013, respectively.
The Company did not make any loans to facilitate the sale of OREO in 2014 or 2013.  The Company made loans to facilitate the sale of OREO of $300,000 in 2012.  Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.
The Company recognized impairments of $56,000, $112,000 and $469,000 in 2014, 2013, and 2012, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage and Fairbanks real estate markets.
The following summarizes OREO activity for the periods indicated:

(In Thousands)	2014	2013	2012
Balance, beginning of the year	$2,402	$4,543	$5,183
Transfers from loans	1,137	365	1,684
Transfers from premises and equipment	904	—	—
Acquired from Alaska Pacific	1,709	—	—
Acquired from mortgage affiliate	270	—	—
Investment in other real estate owned	—	—	98
Proceeds from the sale of other real estate owned	(2,352)	(2,623)	(1,994)
Gain on sale of other real estate owned, net	631	288	46
Deferred gain on sale of other real estate owned	(38)	(59)	(5)
Impairment on other real estate owned	(56)	(112)	(469)
Balance, end of year	$4,607	$2,402	$4,543
Allowance for Loan Losses
The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•
A specific allocation for impaired loans.  Management determines the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  See Note 24 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of the fair value of impaired loans.
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

Prior to 2012, the Company first disaggregated the loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of December 31, 2012, the Company increased the number of segments from four to eight: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company determined that further disaggregation of the loan segments is appropriate based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements. There have been no changes to these loan segments in 2014.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes.  Prior to 2012, the Company had a total of eight classes, which were made up of its risk rating categories of excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.  As of December 31, 2012, the Company adjusted its loan classes.  This change integrates a new loan risk grading system known as the Asset Quality Rating (“AQR”) system that the Company began utilizing in the first quarter of 2011.  The new risk ratings, which have been increased from eight risk ratings to ten AQR ratings, are discussed in Note 7 to the Consolidated Financial Statements included in Item 8 of this report.  Additionally, the pass AQR grades, which are grades 1 – 6, have been combined into one loan class so there are now a total of five loan classes: pass, special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2014.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class.  In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years.  Management made this change because we believe that continuing to include the elevated loss experience from earlier year that occurred as a result of the economic downturn from that time is appropriate in light of continuing economic uncertainty. There have been no changes to the look-back period in 2014.

After the Company calculates a general allocation using our loss history, the general reserve is then adjusted for qualitative factors by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers; national and local economic trends; general business conditions; trends in local real estate markets; economic, political, and industry specific factors that affect resource development in Alaska; effects of various political activities; peer group data; and internal factors such as underwriting policies and expertise of the Company’s employees.

•
An unallocated reserve.  The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2014 and 2013, the unallocated allowance as a percentage of the total Allowance was 7% and 14%, respectively.

The following table shows the allocation of the Allowance for the years indicated:  The Company refined its method of estimating the Allowance in the third quarter of 2010.  The Company elected this enhanced method of estimating the Allowance because we believe that it more accurately allocates expected losses by loan segment and class.  The Company performed a retrospective review of the Allowance as of December 31, 2009, March 31, 2010 and June 30, 2010 and determined that this refinement does not have an effect on the Company’s financial position, results of operations, or earnings per share for any period; rather, the refined method of estimating the Allowance changes how the total Allowance is allocated among the Company’s loan types and the unallocated portion of the Allowance.  Allocations are calculated under the enhanced methodology for 2014, 2013, 2012, and 2011:

	2014		2013		2012		2011		2010
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$5,643	33%	$5,779	39%	$6,308	39%	$6,783	39%	$6,374	38%
Real estate construction one-to-four family	644	4%	557	4%	1,029	5%	468	3%	459	4%
Real estate construction other	1,653	10%	539	4%	326	3%	1,169	3%	576	5%
Real estate term owner occupied	1,580	12%	1,583	12%	1,441	11%	1,272	13%	1,029	11%
Real estate term non-owner occupied	4,704	31%	4,297	33%	4,065	33%	2,975	30%	2,890	31%
Real estate term other	656	4%	537	4%	539	5%	788	6%	351	4%
Consumer secured by 1st deeds of trust	285	3%	322	2%	344	2%	374	3%	337	3%
Consumer other	410	3%	390	2%	388	2%	418	3%	404	4%
Unallocated	1,148	—%	2,278	—%	1,968	—%	2,256	—%	1,986	—%
Total	$16,723	100%	$16,282	100%	$16,408	100%	$16,503	100%	$14,406	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$16,282	$16,408	$16,503	$14,406	$13,108
Charge-offs:
Commercial	(319)	(1,018)	(496)	(1,225)	(3,919)
Real estate construction one-to-four family	—	—	—	—	(79)
Real estate construction other	—	—	—	(133)	(1,440)
Real estate term owner occupied	—	—	(274)	—	(222)
Real estate term non-owner occupied	(160)	—	—	—	—
Real estate term other	—	—	(280)	(90)	(120)
Consumer secured by 1st deeds of trust	(59)	(14)	—	—	—
Consumer other	(87)	(164)	(122)	(71)	(322)
Total charge-offs	(625)	(1,196)	(1,172)	(1,519)	(6,102)
Recoveries:
Commercial	1,041	1,049	2,518	1,426	1,490
Real estate construction one-to-four family	625	77	48	1	4
Real estate construction other	—	79	—	90	—
Real estate term owner occupied	—	—	—	—	232
Real estate term non-owner occupied	—	488	—	—	—
Real estate term other	—	—	50	54	—
Consumer secured by 1st deeds of trust	4	—	—	—	15
Consumer other	32	12	20	46	76
Total recoveries	1,702	1,705	2,636	1,617	1,817
Net, recoveries (charge-offs)	1,077	509	1,464	98	(4,285)
Provision (benefit) for loan losses	(636)	(635)	(1,559)	1,999	5,583
Balance at end of year	$16,723	$16,282	$16,408	$16,503	$14,406
Ratio of net charge-offs to average loans
outstanding during the period	(0.12)%	(0.07)%	(0.21)%	(0.01)%	0.66%

In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. The provision for loan losses in 2014 as compared to 2013 was relatively flat despite an increase in net recoveries in 2014. The Company determined that an Allowance of $16.7 million, or 1.81% of portfolio loans, is appropriate as of December 31, 2014 based on our analysis of the current credit quality of the portfolio and current economic conditions, including the significant decrease in the price of oil in the fourth quarter of 2014. The increase in the provision for loan losses in 2013 as compared to 2012 is due to the decrease in net recoveries. The decreases in the provision for loan losses in 2012 as compared to 2011 and in 2011 as compared to 2010 is due primarily to the decreases in net charge offs during each year.
While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in an adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance.
Purchased Receivables
We purchase accounts receivable from our business customers and provide them with short-term working capital.  We provide this service to our customers in Alaska, Washington, Oregon and some other states through NFS.
  Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Company's Board of Directors.  In 2012, the Company established a reserve for purchased receivable losses.  Purchased receivables are recorded on the balance sheet net of this reserve.

Purchased receivable balances decreased at December 31, 2014 to $15.3 million from $16.0 million at December 31, 2013, and year-to-date average purchased receivable balances were $12.6 million, $18.7 million, and $20.9 million in 2014, 2013, and 2012, respectively.   Yields on purchased receivables did not fluctuate significantly in 2014, 2013 and 2012, and accordingly, purchased receivable income fluctuated in these years with the changes in average balances. Purchased receivable income was $2.1 million, $2.8 million, and $3.0 million in 2014, 2013, and 2012, respectively. The Company currently expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2014	2013	2012
Balance at beginning of year	$273	$323	$—
Charge-offs	(793)	(150)	(34)
Recoveries	105	—	—
Charge-offs net of recoveries	(688)	(150)	(34)
Reserve of purchased receivables	704	100	357
Balance at end of year	$289	$273	$323
Ratio of net charge-offs to average purchased receivables during the period(1)	5.47%	0.80%	0.16%
1Net charge-offs to average purchased receivables during 2011 and 2010 were 0.32% and 4.62%, respectively. Totals for these periods are not presented in the table above because the purchase receivable reserve was not established until 2012. Prior to 2012, losses on purchased receivables were charge directly to other operating expense, and totaled $57,000 and $402,000 in 2011 and 2010, respectively.
Deposits
Deposits are our primary source of funds.  Total deposits increased 18% to $1.2 billion at December 31, 2014 from $1.0 billion at December 31, 2013.  On April 1, 2014, the Company acquired $151.4 million in deposits in connection with our acquisition of Alaska Pacific. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2014		2013		2012
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$169,467	0.04%	$139,963	0.04%	$137,772	0.05%
Money market accounts	221,508	0.17%	183,620	0.18%	170,014	0.25%
Savings accounts	226,743	0.23%	199,655	0.24%	185,518	0.27%
Certificates of deposit	109,360	0.42%	90,507	0.40%	104,141	0.65%
Total interest-bearing accounts	727,078	0.20%	613,745	0.20%	597,445	0.28%
demand accounts	384,516		340,180		311,684
Total average deposits	$1,111,594		$953,925		$909,129

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2014, we had $142.2 million in certificates of deposit, of which $81.9 million, or 58%, are scheduled to mature in 2015. The Company’s certificates of deposit increased to $142.2 million during 2014 as compared to $86.2 million at December 31, 2013 as customers responded to a certificates of deposit promotion.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2014, and 2013, was $84.0 million and $50.8 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2014:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$12,590	15%
Over 3 through 6 months	6,603	8%
Over 6 through 12 months	26,861	32%
Over 12 months	37,909	45%
Total	$83,963	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2014 and 2013, the Company had $1.0 million and zero, respectively, in CDARS certificates of deposit.
Alaska Certificates of Deposit: The Alaska Certificate of Deposit (“Alaska CD”) is a savings deposit product with an open-ended maturity, interest rate that adjusts to an index that is tied to the two-year United States Treasury Note, and limited withdrawals.  The total balance in the Alaska CD at December 31, 2014, was $99.7 million, an decrease of $13.0 million as compared to the balance of $112.7 million at December 31, 2013.
Borrowings
Long-term Borrowings:    The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million.  This loan was paid off in its entirety in January, 2014.
FHLB: FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2014, our maximum borrowing line from the FHLB was $351.2 million, approximately 25% of the Company’s assets, subject to the FHLB’s collateral requirements. The Company has an outstanding FHLB Community Investment Program advance of $2.2 million as of December 31, 2014 that was originated in 2013 and is included in borrowings. This advance was originated to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower.
Federal Reserve Bank:  The Federal Reserve Bank is holding $86.2 million of loans as collateral to secure advances made through the discount window on December 31, 2014.  There were no discount window advances outstanding at December 31, 2014 or 2013.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were $19.8 million and $21.1 million, for December 31, 2014 and 2013, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2014 and 2013 was $20.1 million and $19.4 million, respectively, and the maximum outstanding at any month-end was $22.4 million and $24.0 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The Company, through RML, had borrowings of $24.1 million at December 31, 2014 and did not have any other short-term borrowings at December 31, 2013.  The $24.1 million is a line of credit used by RML to fund mortgage originations that matures in August 12, 2015. There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2014, 2013 and 2012 exceeded 30% of shareholders’ equity at December 31, 2014, December 31, 2013, and December 31, 2012.
Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2014:
Certificates of deposit	$81,924	$58,658	$1,278	$352	$142,212
Short-term borrowings	43,983	—	—	—	43,983
Long-term borrowings	45	94	102	1,923	2,164
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,616	4,530	3,605	10,192	20,943
Other long-term liabilities	8,657	7,695	575	344	17,271
Capital commitments	2,894	—	—	—	2,894
Total	$140,119	$70,977	$5,560	$31,369	$248,025
December 31, 2013:
Certificates of deposit	$55,355	$30,042	$828	$—	$86,225
Short-term borrowings	21,143	—	—	—	21,143
Long-term borrowings	4,364	91	98	1,974	6,527
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	635	1,068	735	6,332	8,770
Other long-term liabilities	9,202	1,122	523	138	10,985
Capital commitments	$2,211	$—	$—	$—	$2,211
Total	$92,910	$32,323	$2,184	$27,002	$154,419

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $8.2 million that was originated on May 8, 2003, matures on May 15, 2033, and bears interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly.  Operating lease obligations are more fully described in Note 18 of the Company’s Consolidated Financial Statements attached to this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $2.5 million interest in WNC Institutional Tax Credit Fund 37 L.P. (“WNC”) in December 2012.  The investment in WNC is expected to be fully funded in 2017. The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado is expected to be 94% funded by the end of 2015 and fully funded in 2029. The Company also purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV is expected to be 97% funded by the end of 2016 and fully funded in 2030.
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
As of December 31, 2014 we had commitments to extend credit of $219.3 million which were not reflected on our balance sheet.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
As of December 31, 2014 we had standby letters of credit of $6.0 million which were not reflected on our balance sheet.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.
Our total unfunded lending commitments at December 31, 2014, which includes commitments to extend credit and standby letters of credit, were $225.4 million.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $112,000 and $97,000 at December 31, 2014 and 2013, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Additional information regarding Off-Balance Sheet Arrangements is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets all applicable capital adequacy requirement for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2015. Beginning in 2016, a requirement to have a conservation buffer will start being phased in and this requirement could adversely affect the Bank's ability to pay dividends.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the Federal Home Loan Bank of Seattle.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans and letters of credit at December 31, 2014, were $225.4 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2014, were $1.2 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $20.5 million, $18.6 million, and $32.5 million in 2014, 2013, and 2012 respectively.  The primary reason that net cash provided by operating activities increased in 2014 as compared to 2013 was that the Company had net proceeds from sales of loans held for sale of $71.4 million in 2014, while in 2013 the Company had net proceeds from sales of loans held for sale of $404,000.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  Net cash of $48.7 million, $108.0 million, and $28.3 million was used in investing activities in 2014, 2013, and 2012 as the Company invested available cash primarily in available for sale securities and portfolio loans.   Financing activities provided cash of $11.1 million, $33.6 million, and $57.5 million in 2014, 2013, and 2012, respectively. The decrease in net cash provided by financing activities in 2014 as compared to 2013 was the primarily the result of reduced deposit growth in 2014 compared to 2013.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2014, our current assets were $309.8 million and our funds available for borrowing under our existing lines of credit were $242.5 million.  Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.17 per common share for the first and second quarters and $0.18 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the

Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 26, 2015, the Board of Directors approved payment of a $0.18 per share dividend on March 20, 2015, to shareholders of record on March 12, 2015 .  This dividend is consistent with the Company’s dividends that were declared and paid in 2014.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. The Company did not repurchase any of its shares in 2010 through 2014.  The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2014	$2.54	$2.29
2013	$1.87	$1.67
2012	$1.97	$1.77
2011	$1.74	$1.56
2010	$1.40	$1.25

On May 8, 2003, the Company’s newly formed subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of the trust preferred securities was $274,000 in 2014.  At December 31, 2014, the securities had an interest rate of 3.38%.
On December 16, 2005, the Company’s newly formed subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $163,000 in 2014.  At December 31, 2014, the securities had an interest rate of 1.61%.
Our shareholders’ equity at December 31, 2014, was $164.4 million, as compared to $144.3 million at December 31, 2013.  The Company earned net income of $17.4 million during 2014 and issued 26,325 shares through the exercise of stock options.  The Company issued 290,212 shares of the Company's common stock in connection with the acquisition of Alaska Pacific on April 1, 2014. At December 31, 2014, the Company had approximately 6.9 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2014, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect prior to 2015 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain a capital ratios for the Bank in 2015, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Adequately-Capitalized	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2014
Tier 1 risk-based capital	4.00%	6.00%	13.06%	12.05%
Total risk-based capital	8.00%	10.00%	14.31%	13.30%
Leverage ratio	4.00%	5.00%	11.21%	10.35%

See Note 22 of the Consolidated Financial Statements for a detailed discussion of the capital ratios.

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
Interest Rate Risk:  The Company is exposed to interest rate risk.  Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities.  Generally, there are four sources of interest rate risk as described below:

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
The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2014.  The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles.  The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2014
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$36,020	$—	$—	$36,020
Portfolio investments and FHLB Stock	127,591	158,062	1,682	287,335
Portfolio loans	534,616	352,049	37,824	924,489
Loans held for sale	43,866	—	—	43,866
Total interest-earning assets	$742,093	$510,111	$39,506	$1,291,710
Percent of total interest-earning assets	57.4%	39.5%	3.1%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$185,114	$—	$—	$185,114
Money market accounts	226,574	—	—	226,574
Savings accounts	222,324	—	—	222,324
Certificates of deposit	81,466	60,395	351	142,212
Short-term borrowings	43,982	—	—	43,982
Long-term borrowings	103	447	1,615	2,165
Junior subordinated debentures	18,558	—	—	18,558
Total interest-bearing liabilities	$778,121	$60,842	$1,966	$840,929
Percent of total interest-bearing liabilities	92.6%	7.2%	0.2%	100.0%
Interest sensitivity gap	($36,028)	$449,269	$37,540	$450,781
Cumulative interest sensitivity gap	($36,028)	$413,241	$450,781
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(3.0)%	32.0%	35.0%

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
As indicated in the table above, at December 31, 2014, the Company’s interest-earning assets reprice or mature slower than the Company’s interest-bearing liabilities by a margin of $36.0 million over the next 12 months.  As of December 31, 2013, the Company’s interest-earning assets reprice or mature faster than the Company’s interest-bearing liabilities by a margin of $3.9 million over the next 12 months. These interest rate sensitivity gaps represent a cumulative gap as a percentage of interest-earning assets of negative 3.0% and positive 0.4%, at December 31, 2014 and 2013, respectively.
While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the Company analyzes the estimated impact on our net interest income over a time horizon of one year based on the results of our interest rate simulation model as of December 31, 2014 and 2013.  For the scenarios shown in the table below, the interest rate simulation assumes an immediate parallel shift in market interest rates at the beginning of a twelve-month period and no changes in the composition or size of the balance sheet.

	2014		2013
	Change in net interest income from base scenario	Percentage change	Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 100 basis points	$113	0.19%	($295)	(0.66)%
Up 200 basis points	490	0.82%	(6)	(0.01)%
Down 100 basis points	NM	NM	NM	NM

The change in net interest income from the base scenario in the up 100 and up 200 basis point scenarios increased $408,000 and $496,000, respectively, in 2014 as compared to 2013.  The increase in both of these scenarios is primarily due to a change in the mix of the Company's interest-earning assets. As of December 31, 2014, 78% of the interest-earning assets that reprice within the first year are loans, as compared to 62% at December 31, 2013. Portfolio loans and loans held for sale are the highest yielding assets, and the increase in interest income due to this change in mix between the two periods more than offsets the increase in interest expense on interest-bearing liabilities that reprice within one year due at December 31, 2014 as compared to December 31, 2013. In both the up 100 and up 200 basis point scenarios, the change in net interest income as compared to the base scenario is less than 1%, which indicates that the Company's sensitivity to increases in interest rates in the next 12 months is low. The results of the down 100 basis point scenario at December 31, 2014 and 2013 are not measurable since interest rates were already at a low point and a further decrease resulted in some indexes being nonexistent.
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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Northrim BanCorp, Inc.

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northrim BanCorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ Moss Adams LLP

Bellingham, Washington
March 12, 2015

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$36,036	$33,112
Interest bearing deposits in other banks	36,020	65,979

Investment securities available for sale	281,730	248,688
Investment securities held to maturity	2,201	2,208
Total portfolio investments	283,931	250,896

Investment in Federal Home Loan Bank stock	3,404	1,896

Loans held for sale	43,866	11,301
Loans	924,504	770,016
Allowance for loan losses	(16,723)	(16,282)
Net loans	951,647	765,035
Purchased receivables, net	15,254	16,025
Accrued interest receivable	3,373	2,729
Other real estate owned, net	4,607	2,402
Premises and equipment, net	35,643	28,324
Goodwill and intangible assets, net	24,035	7,942
Other assets	55,399	40,666
Total assets	$1,449,349	$1,215,006
LIABILITIES
Deposits:
Demand	$403,523	$363,969
Interest-bearing demand	185,114	143,703
Savings	122,588	94,518
Alaska CDs	99,736	112,702
Money market	226,574	202,606
Certificates of deposit less than $100,000	58,249	35,432
Certificates of deposit greater than $100,000	83,963	50,793
Total deposits	1,179,747	1,003,723
Securities sold under repurchase agreements	19,843	21,143
Borrowings	26,304	6,527
Junior subordinated debentures	18,558	18,558
Other liabilities	40,456	20,737
Total liabilities	1,284,908	1,070,688
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,854,189 and 6,537,652 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	6,854	6,538
Additional paid-in capital	61,729	54,089
Retained earnings	95,493	82,855
Accumulated other comprehensive income	247	669
Total Northrim BanCorp shareholders' equity	164,323	144,151
Noncontrolling interest	118	167
Total shareholders' equity	164,441	144,318
Total liabilities and shareholders' equity	$1,449,349	$1,215,006

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2014, 2013, and 2012

(In Thousands, Except Per Share Data)	2014	2013	2012
Interest Income
Interest and fees on loans	$51,627	$43,137	$41,515
Interest on investment securities available for sale	3,042	2,603	2,796
Interest on investment securities held to maturity	91	111	139
Interest on deposits in other banks	198	223	278
Total Interest Income	54,958	46,074	44,728
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	2,053	2,040	2,505
Net Interest Income	52,905	44,034	42,223
Provision (benefit) for loan losses	(636)	(635)	(1,559)
Net Interest Income After Provision (Benefit) for Loan Losses	53,541	44,669	43,782
Other Operating Income
Employee benefit plan income	3,497	2,341	2,369
Gain on purchase of mortgage affiliate	3,001	—	—
Electronic banking income	2,356	2,151	2,058
Service charges on deposit accounts	2,155	2,116	2,201
Purchased receivable income	2,074	2,797	3,026
Mortgage banking income	1,620	—	—
Gain on sale of premises and equipment	1,115	—	—
Equity in earnings from RML	894	1,227	2,635
Gain on sale of securities	461	333	336
Rental income	260	108	773
Other income	3,104	1,813	2,034
Total Other Operating Income	20,537	12,886	15,432
Other Operating Expense
Salaries and other personnel expense	27,758	23,796	22,032
Occupancy expense	4,360	3,464	3,615
Marketing expense	2,059	1,853	1,975
Merger and acquisition expense	1,962	536	—
Equipment expense	1,465	1,239	1,205
Professional and outside services	1,437	1,268	1,479
Amortization of low income housing tax investments	1,337	969	921
Software expense	1,275	1,066	1,111
Insurance expense	1,031	821	913
Internet banking expense	900	778	701
Reserve for purchased receivables	704	100	357
Intangible asset amortization expense	289	228	252
OREO (income) expense, net rental income and gains on sale	(416)	(60)	1,089
Other operating expense	5,214	3,808	3,950
Total Other Operating Expense	49,375	39,866	39,600
Income Before Provision for Income Taxes	24,703	17,689	19,614
Provision for income taxes	6,836	5,277	6,156
Net Income	17,867	12,412	13,458
Less: Net income attributable to the noncontrolling interest	459	87	512
Net Income Attributable to Northrim BanCorp	$17,408	$12,325	$12,946
Earnings Per Share, Basic	$2.57	$1.89	$2.00
Earnings Per Share, Diluted	$2.54	$1.87	$1.97
Weighted Average Shares Outstanding, Basic	6,761,328	6,518,772	6,477,266
Weighted Average Shares Outstanding, Diluted	6,852,267	6,609,950	6,574,993
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013, and 2012
2010

(In Thousands)	2014	2013	2012
Net income	$17,867	$12,412	$13,458
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($237)	($1,204)	$1,843
Reclassification of net gains included in net income (net of tax expense
$190, $137, and $138 in 2014, 2013, and 2012, respectively)	(271)	(196)	(198)
Income tax benefit (expense) related to unrealized (losses) gains	86	701	(560)
Other comprehensive income (loss), net of tax	(422)	(699)	1,085
Comprehensive income	17,445	11,713	14,543
Less: comprehensive income attributable to the noncontrolling interest	459	87	512
Comprehensive income attributable to Northrim BanCorp	$16,986	$11,626	$14,031

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2014, 2013, and 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2012	6,467	$6,467	$53,164	$65,469	$283	$52	$125,435
Cash dividend declared	—	—	—	(3,673)	—	—	(3,673)
Stock based compensation expense	—	—	454	—	—	—	454
Exercise of stock options	45	45	(213)	—	—	—	(168)
Excess tax benefits from share-based payment arrangements	—	—	233	—	—	—	233
Distributions to noncontrolling interest	—	—	—	—	—	(471)	(471)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	1,085	—	1,085
Net income attributable to the noncontrolling interest	—	—	—	—	—	512	512
Net income attributable to Northrim BanCorp	—	—	—	12,946	—	—	12,946
Balance at December 31, 2012	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp	—	—	—	12,325	—	—	12,325
Balance at December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156				7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock based compensation expense	—	—	360	—	—	—	360
Exercise of stock options	26	26	28	—	—	—	54
Excess tax benefits from share-based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Change in unrealized holding (loss) on available for sale securities, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp	—	—	—	17,408	—	—	17,408
Balance at December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013, and 2012

(In Thousands)	2014	2013	2012
Operating Activities:
Net income	$17,867	$12,412	$13,458
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(461)	(333)	(336)
Gain on sale of premises and equipment	(1,115)	—	—
Gain on purchase of mortgage affiliate	(3,001)	—	—
Depreciation and amortization of premises and equipment	1,865	1,793	1,674
Amortization of software	180	180	181
Intangible asset amortization	289	228	252
Amortization of investment security premium, net of discount accretion	(187)	22	170
Deferred tax (benefit) liability	(1,311)	1,215	881
Stock-based compensation	360	506	454
Excess tax benefits from share-based payment arrangements	(96)	(100)	(233)
Deferral of loan fees and costs, net	530	590	428
Provision (benefit) for loan losses	(636)	(635)	(1,559)
Reserve for purchased receivables	704	100	357
Purchases of loans held for sale	(132,013)	(156,521)	(242,535)
Proceeds from the sale of loans held for sale	203,404	156,925	258,652
Origination of loans held for sale	(62,652)	—	—
Gain on sale of other real estate owned	(643)	(288)	(46)
Impairment on other real estate owned	56	112	469
Equity in undistributed earnings from mortgage affiliate	(172)	200	(816)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(644)	(111)	280
Proceeds from refund of prepaid FDIC premiums	—	3,405	—
(Increase) decrease in other assets	6,412	403	(1,762)
(Decrease) increase in other liabilities	(8,258)	(1,455)	2,580
Net Cash Provided (Used) by Operating Activities	20,478	18,648	32,549
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(264,943)	(140,856)	(111,431)
Proceeds from sales/maturities of securities available for sale	237,425	95,199	131,610
Proceeds from calls/maturities of securities held to maturity	—	535	1,065
Purchases of domestic certificates of deposit	(3,500)	(13,500)	(11,500)
Proceeds from maturities of domestic certificates of deposit	13,500	13,500	10,000
Proceeds from redemption of FHLB stock	165	71	36
(Increase) decrease in purchased receivables, net	67	2,897	10,830
(Increase) decrease in loans, net	(27,686)	(66,249)	(59,299)
Proceeds from sale of other real estate owned	2,402	2,623	1,994
Alaska Pacific acquisition, net of cash received	6,367	—	—
Residential Mortgage acquisition, net of cash received	(7,412)	—	—
Investment in other real estate owned	—	—	(98)
Decrease in loan to Elliott Cove, net	239	—	106
Purchases of premises and equipment	(5,282)	(2,209)	(1,589)
Net Cash (Used) Provided by Investing Activities	(48,658)	(107,989)	(28,276)
Financing Activities:
Increase in deposits	24,585	33,594	58,881
Increase (decrease) in securities sold under repurchase agreements	(1,300)	2,105	2,690
Increase (decrease) in borrowings	(7,032)	2,048	(147)
Distributions to noncontrolling interest	(508)	(13)	(471)
Proceeds from the issuance of common stock	54	—	—
Excess tax benefits from share-based payment arrangements	96	100	233
Cash dividends paid	(4,750)	(4,215)	(3,676)
Net Cash Provided by Financing Activities	11,145	33,619	57,510
Net (Decrease) Increase in Cash and Cash Equivalents	(17,035)	(55,722)	61,783
Cash and Cash Equivalents at Beginning of Year	85,591	141,313	79,530
Cash and Cash Equivalents at End of Year	$68,556	$85,591	$141,313

Supplemental Information:
Income taxes paid	$5,927	$3,552	$6,632
Interest paid	$2,087	$2,035	$2,510
Transfer of loans to other real estate owned	$1,175	$365	$1,684
Loans made to facilitate sales of other real estate owned	$—	$—	$300
Cash dividends declared but not paid	$49	$42	$39

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska and is the parent company of Northrim Bank (the “Bank”), a commercial bank that provides personal and business banking services through locations in Anchorage, Eagle River, Wasilla, Juneau, Sitka, Ketchikan and Fairbanks, Alaska, and a factoring division in Bellevue, Washington.  Affiliated companies include Northrim Benefits Group, LLC (“NBG”), Residential Mortgage Holding Company, LLC (“RML”), Elliott Cove Capital Management, LLC (“ECCM”), Elliott Cove Insurance Agency, LLC (“ECIA”), and Pacific Wealth Advisors, LLC (“PWA”).
Method of Accounting:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, valuation of mortgage servicing rights, valuation of other real estate owned (“OREO”), and fair value disclosures.
Consolidation: The accompanying consolidated financial statements include the accounts of the Company, the Bank, and Northrim Investment Services Company (“NISC”).  All significant intercompany balances have been eliminated in consolidation.   As of December 31, 2014, the Company had two wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
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
As of December 31, 2014, the Company owns a 100% interest in RML and 50.1% interest in NBG and consolidates their balance sheets and income statements into its financial statements.
The Company does not consolidate the balance sheets and income statements of ECCM, ECIA, or PWA into its financial statements.  The Company has determined that ECIA and PWA are not VIEs. The Company has determined that ECCM is a VIE.  However, the Company does not have a controlling interest in ECCM and therefore does not consolidate ECCM's balance sheet and income statement into its financial statements.  Results of affiliated companies that are not consolidated are presented on a one-line basis. Results of ECCM, ECIA, and PWA are included in "Other income" in our Consolidated Statements of Income. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Other assets” in our "Consolidated Balance Sheets".

Operating Segments: Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified two primary business segments, Community Banking and Home Mortgage Lending.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure.
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
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on a specific identification basis to determine whether such declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer.  The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.  Other factors that may be considered in determining whether a decline in the value is "other than temporary" include the financial condition, capital strength, and near-term prospects of the issuer; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; recommendations of investment advisors or market analysts; and ratings by recognized rating agencies.
Federal Home Loan Bank Stock: The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par.  The Company is required to maintain a minimum level of investment in FHLB stock based on the Company’s capital stock and lending activity.  Stock redemptions are at the discretion of the FHLB or of the Company, upon five years prior notice for FHLB Class B stock.  FHLB stock is carried at cost and is subject to recoverability testing at least annually.
Loans held for sale:  Loans held for sale are recorded at cost, which approximates fair value, determined on an aggregate basis. Loans held for sale include residential mortgage loans that have been sold without recourse at a committed fixed price and are in the process of being delivered to secondary markets at that committee price. Gains or losses on the sale of loans that are held for sale and servicing rights on those loans are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans.
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
Purchased impaired loans were individually evaluated for credit impairment at acquisition using expected future cash flows or the estimated value of underlying collateral. A purchased impaired loan will be removed from impaired loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and it will be removed from impaired loans at its carrying value. If an individual loan is removed, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in other income immediately as a gain and would not affect the effective yield used to recognize the accretable yield on purchased impaired loans.
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
Mortgage Servicing Rights: Mortgage servicing rights ("MSRs") are the rights to service mortgage loans for others. The Company measures MSRs at fair value and reports changes in fair value through earnings. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, MSRs are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

Allowance for Loan Losses:  The Company maintains an Allowance to reflect inherent losses from its loan portfolio.  The Allowance is decreased by loan charge-offs and increased by loan recoveries and provisions for loan losses.   The Company has identified the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass (grades 1-6), special mention (grade 7), substandard (grade 8), doubtful (grade 9), and loss (grade 10).
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
Goodwill and Other Intangible Assets: Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective useful lives, and are also reviewed for impairment. Amortization of intangible assets is included in other operating expense in the Consolidated Statements of Income. The Company performs a goodwill impairment analysis on an annual basis. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.
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
Other Assets: Other assets include purchased software and prepaid expenses.  Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement.  Also included in other assets is the net deferred tax asset and the Company’s investments in NBG, ECCM, ECIA, and PWA.  All of these entities are affiliates of the Company.
Derivatives: The Bank enters into interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. Additionally, RML enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.
Transfers or sales of financial assets: For transfers of financial assets recorded as sales, we recognize and initially measure at fair value all assets obtained and liabilities incurred. We record a gain or loss in noninterest income for the difference between the carrying amount and the fair value of the assets sold. Fair values are based on quoted market prices, quoted market prices for similar assets, or if market prices are not available, then the fair value is estimated using discounted cash flow analysis with assumptions for credit losses, prepayments and discount rates that are corroborated by and verified against market observable data, where possible.
Advertising: Advertising, promotion and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.1 million, $1.9 million, and $2.0 million for each of the periods ending December 31, 2014, 2013, and 2012.
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

Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 21, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2014, 2013, or 2012.
Information used to calculate earnings per share was as follows:

(In Thousands)	2014	2013	2012
Net income	$17,408	$12,325	$12,946
Basic weighted average common shares outstanding	6,761	6,519	6,477
Dilutive effect of potential common shares from awards granted under equity incentive program	91	91	98
Total	6,852	6,610	6,575
Earnings per common share
Basic	$2.57	$1.89	$2.00
Dilutive	$2.54	$1.87	$1.97

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
Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry.  The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
At December 31, 2014 and 2013, the Company had $432.6 million and $363.1 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2014, 38% of the Company’s loan portfolio is attributable to 25 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $128.9 million at December 31, 2014.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”). The amendments to the Codification in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2014, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations. The adoption of ASU No. 2014-14 did not have a material impact on the Company's consolidated financial statements.

NOTE 2 -    Business Combinations
Alaska Pacific
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

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $170,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price and is included in Other Income in the Consolidated Statements of Net Income in this Form 10-Q. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. The Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting. The bargain purchase gain increased from April 1, 2014 to December 31, 2014, due to an adjustment to the fair value of accrued liabilities acquired.

A summary of the net assets acquired and the estimated fair value adjustments of Alaska Pacific are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Cost basis net assets	$14,733
Cash payment made	(6,423)
Common stock issued	(7,446)
Fair value adjustments:
Net loans	(1,137)
Premises and equipment	547
Other intangible assets	623
Mortgage servicing rights	(119)
Deposits	(844)
Other	236
Bargain purchase gain	$170
A summary of assets acquired and liabilities assumed at their estimated fair values are presented below:

Alaska Pacific
(In Thousands)	April 1, 2014

Assets Acquired:
Cash and equivalents	$12,956
Investment securities	7,240
Net loans	138,432
Premises and equipment	3,436
Other intangibles	623
Mortgage servicing rights	1,170
Other real estate owned	1,709
Other assets	1,645
Total assets acquired	$167,211

Liabilities Assumed:
Deposits	$151,438
Other liabilities	1,734
Total liabilities assumed	$153,172

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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and added revenue of $7.5 million, non-interest expense of $4.3 million, and net income of $2.9 million, before taxes, for the year ended December 31, 2014. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $1.5 million for the year ended December 31, 2014 have been incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 as if the acquisition of Alaska Pacific had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013.

(In Thousands, except earnings per share data)	December 31, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$73,442	$2,095	$—	[2]	$75,537
Net income attributable to Northrim BanCorp, Inc.	17,408	(1,282)	(180)	[3]	15,946
Earnings Per Share, Basic	$2.57				$2.36
Earnings Per Share, Diluted	$2.54				$2.33
Weighted Average Shares Outstanding, Basic	6,761,328				6,761,328
Weighted Average Shares Outstanding, Diluted	6,852,267				6,852,267

(In Thousands, except earnings per share data)	December 31, 2013
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$56,920	$9,872	($38)	[2]	$66,754
Net income attributable to Northrim BanCorp, Inc.	12,325	329	82	[3]	12,736
Earnings Per Share, Basic	$1.89				$1.95
Earnings Per Share, Diluted	$1.87				$1.93
Weighted Average Shares Outstanding, Basic	6,518,772				6,518,772
Weighted Average Shares Outstanding, Diluted	6,609,950				6,609,950
1 Alaska Pacific represents results from January 1 to March 31 for 2014 and represents results from January 1 to December 31 for 2013.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes.
Residential Mortgage
On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage"), in a cash transaction valued at $29.5 million. The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which is included in the Company's Consolidated Statement of Income in the line item entitled "Gain on purchase of mortgage affiliate" . The Company utilized a market value approach to value its equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $14.8 million and a trade name intangible of $950,000.
The former owners of RML (the "sellers") will receive additional cash proceeds (the “earn-out payments”) based on the adjusted earnings of RML in all or a portion of the calendar years 2014, 2015, 2016, 2017, 2018 and 2019 . Under the purchase agreement, the sellers will receive earn-out payments equal to: 40% of adjusted earnings of RML between $1.0 million and $2.0 million (“Tier One Earn-Out Amount”); 50% of adjusted earnings of RML between $2.0 million and $3.0 million plus the Tier One Earn-Out Amount (“Tier Two Earn-Out Amount”); 70% of adjusted earnings of RML between $3.0 million and $4.0 million plus the Tier Two Earn-Out Amount (“Tier Three Earn-Out Amount”); 85% of adjusted earnings of RML between $4.0 million and $6.0 million plus the Tier Three Earn-Out Amount (“Tier Four Earn-Out Amount”); and 55% of adjusted earnings of RML over $6.0 million plus the Tier Four Earn-Out Amount. The Company recorded a $7.3 million liability as part of its purchase accounting for future earn-out payments.

The purchase agreement provides for these earn-out payments as a portion of the purchase price to be paid to the sellers in future periods, contingent on future events. Therefore we included an estimate of the acquisition-date fair value of the contingent consideration of $7.3 million as part of the cost of the combination. The accounting treatment of the contingent consideration to be paid to those of the sellers who continue employment with the Company was evaluated to determine whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation. Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the sellers/employees, linkage of the contingent consideration to the transaction date combination valuation, and any other agreements or matters related to the transaction.
Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the amount due under the earn-out provision was accounted for as acquisition consideration. We concluded that the contingent consideration to be paid to the sellers/employees was a significant component of the transaction date valuation of the acquired business. The calculation of the contingent payment was based upon factors established at the date of the transaction to be paid upon meeting the established earnings criteria of RML. The post transaction employment arrangements of the continuing employees are at market rates, and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a multiplier of earnings recognized from RML for five twelve month periods following the acquisition.

A summary of the net assets acquired and the estimated fair value adjustments of RML are presented below:

RML
(In Thousands)	December 1, 2014

Cost basis net assets	$11,915
Cash payment made	(18,240)
Cash surrender value of life insurance paid	(3,896)
Liability for future earn out payments	(7,318)
Fair value adjustments:
Net loans	(360)
Trade name intangible	950
Rate lock derivative asset	960
Investment in Homestate	1,490
Other	(311)
Goodwill	($14,810)
A summary of assets acquired and liabilities assumed at their estimated fair values are presented below:

RML
(In Thousands)	December 1, 2014

Assets Acquired:
Cash and equivalents	$10,828
Investment securities	—
Net loans	41,304
Premises and equipment	255
Trade name intangible	950
Rate lock derivative asset	960
Investment in Homestate	3,000
Other real estate owned	270
Other assets	10,291
Total assets acquired	$67,858

Liabilities Assumed:
Borrowings	$37,541
Other liabilities	6,625
Total liabilities assumed	$44,166
The acquisition of RML is not considered significant to the Company’s financial statements and results in a new reporting segment, Home Mortgage Lending.
The operations of RML are included in our operating results from December 1, 2014, and added revenue of $2.4 million, non-interest expense of $1.9 million, and net income of $484,000, before taxes, for the year ended December 31, 2014. RML’s results of operations prior to the December 1, 2014 acquisition are included in our operating results under the equity method. Additionally, merger-related costs of $507,000 for the year ended December 31, 2014 have been incurred and expensed in connection with the acquisition of RML and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 as if the acquisition of RML had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013.

(In Thousands, except earnings per share data)	December 31, 2014
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$73,442	$22,227	[2]	($847)	[3]	$94,822
Net income attributable to Northrim BanCorp, Inc.	17,408	4,000		(3,545)	[4]	17,863
Earnings Per Share, Basic	$2.57					$2.64
Earnings Per Share, Diluted	$2.54					$2.61
Weighted Average Shares Outstanding, Basic	6,761,328					6,761,328
Weighted Average Shares Outstanding, Diluted	6,852,267					6,852,267

(In Thousands, except earnings per share data)	December 31, 2013
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$56,920	$28,507	[2]	($1,176)	[3]	$84,251
Net income attributable to Northrim BanCorp, Inc.	12,325	4,466		2,250	[4]	19,041
Earnings Per Share, Basic	$1.89					$2.92
Earnings Per Share, Diluted	$1.87					$2.88
Weighted Average Shares Outstanding, Basic	6,518,772					6,518,772
Weighted Average Shares Outstanding, Diluted	6,609,950					6,609,950
1 RML represents results from January 1 to November 30 for 2014 and represents results from January 1 to December 31 for 2013.
2 2014 amount is comprised of net interest income and loan origination fees of $6.0 million and $16.2 million of other income. The 2013 amount is comprised of net interest income and loan origination fees of $7.8 million and $20.7 million of other income.
3 Amount of accretion of the fair value adjustments on loans and income recognized under the equity method prior to the December 2014 acquisition.
4 Amount of accretion of the fair value adjustments on loans, income recognized under the equity method, gain on acquisition, earn out accretion, and the change in the provision for income taxes.
Prior to December 1, 2014, the Company accounted for RML under the equity method of accounting. As of December 1, 2014, the Company owns 100% interest in RML and consolidates RML's activity into the Company's Consolidated Financial Statements.

NOTE 3 – Cash and Due from Banks
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2014, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  Accordingly, domestic certificates of deposit with maturities of greater than 90 days totaling $3.5 million and $13.5 million at December 31, 2014 and 2013, respectively, have been excluded from cash and cash equivalents in the Statement of Cash Flows.

NOTE 4 -  Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2014	2013
Interest bearing deposits at Federal Reserve Bank (FRB)	$31,806	$51,923
Interest bearing deposits at Federal Home Loan Bank (FHLB)	420	329
Domestic certificates of deposit at other institutions	3,500	13,500
Other interest bearing deposits at other institutions	294	227
Total	$36,020	$65,979

NOTE 5 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$226,624	$105	$539	$226,190
Municipal securities	11,843	285	4	12,124
U.S. Agency mortgage-backed securities	1,024	6	1	1,029
Corporate bonds	38,820	415	—	39,235
Preferred stock	2,999	153	—	3,152
Total securities available for sale	$281,310	$964	$544	$281,730
Securities held to maturity
Municipal securities	$2,201	$107	$—	$2,308
Total securities held to maturity	$2,201	$107	$—	$2,308
December 31, 2013
Securities available for sale
U.S. Treasury and government sponsored entities	$168,922	$103	$323	$168,702
Municipal securities	19,825	378	54	20,149
U.S. Agency mortgage-backed securities	25	—	—	25
Corporate bonds	55,798	1,000	20	56,778
Preferred stock	2,999	35	—	3,034
Total securities available for sale	$247,569	$1,516	$397	$248,688
Securities held to maturity
Municipal securities	$2,208	$153	$—	$2,361
Total securities held to maturity	$2,208	$153	$—	$2,361

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$165,004	$539	$—	$—	$165,004	$539
Municipal Securities	567	4	—	—	567	4
Mortgage-backed Securities	117	1	—	—	117	1
Total	$165,688	$544	$—	$—	$165,688	$544
2013:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$122,560	$323	$—	$—	$122,560	$323
Municipal Securities	5,613	54	—	—	5,613	54
Corporate Bonds	6,051	20	—	—	6,051	20
Total	$134,224	$397	$—	$—	$134,224	$397

The unrealized losses on investments in government sponsored entities, corporate bonds and municipal securities in both periods were caused by changes in interest rates.  At December 31, 2014 and 2013, there were twenty-nine and twenty-six available-for-sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were no securities with unrealized losses at December 31, 2014 and 2013 that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2014 and 2013, $54.1 million and $46.8 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2014, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
1-5 years	$226,144	$225,706	1.18%
5-10 years	480	484	2.27%
Total	$226,624	$226,190	1.18%
U.S. Agency mortgage-backed securities
1-5 years	$54	$54	2.39%
5-10 years	309	309	3.27%
Over 10 years	661	666	2.94%
Total	$1,024	$1,029	3.01%
Corporate bonds
Within 1 year	$736	$738	0.89%
1-5 years	36,084	36,490	1.35%
5-10 years	2,000	2,007	1.02%
Total	$38,820	$39,235	1.33%
Preferred stock
Over 10 years	$2,999	$3,152	5.42%
Total	$2,999	$3,152	5.42%
Municipal securities
Within 1 year	$3,556	$3,559	0.82%
1-5 years	5,533	5,720	3.24%
5-10 years	4,955	5,153	4.54%
Total	$14,044	$14,432	3.08%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2014, 2013, and 2012, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2014
Available for sale securities	$24,102	$465	$4
2013
Available for sale securities	$23,514	$333	$—
2012
Available for sale securities	$21,382	$419	$—

A summary of interest income for the years ending December 31, 2014, 2013, and 2012 on available for sale investment securities is as follows:

(In Thousands)	2014	2013	2012
U.S. Treasury and government sponsored entities	$1,769	$898	$941
U.S. Agency mortgage-backed securities	25	1	2
Other	857	1,136	1,280
Total taxable interest income	$2,651	$2,035	$2,223
Municipal securities	$391	$568	$573
Total tax-exempt interest income	$391	$568	$573
Total	$3,042	$2,603	$2,796

NOTE 6 - Loans Held for Sale
The Company acquired the remaining 76.5% of RML on December 1, 2014. RML originates 1-4 family residential mortgages and sells them to the secondary market. These loans are shown as loans held for sale on the Company's Consolidated Balance Sheet. RML originated $62.7 million in loans in December 2014. Prior to December 1, 2014, the Company had a 23.5% ownership interest in RML and purchased residential loans from them.  The Company then sold these loans in the secondary market.  The Company purchased $132.0 million in loans from RML in 2014. In 2014, the Company sold $203.4 million in loans, including loans purchased from RML prior to December 1, 2014 and loans originated by RML in December 2014.  The Company purchased $156.5 million and sold $156.9 million in loans in 2013.

NOTE 7 -  Loans
The composition of the loan portfolio as of the periods indicated is as follows:

	December 31, 2014		December 31, 2013
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$306,543	33.2%	$300,338	39.0%
Real estate construction one-to-four family	34,842	3.8%	30,161	3.9%
Real estate construction other	91,195	9.9%	32,599	4.2%
Real estate term owner occupied	109,472	11.8%	91,098	11.8%
Real estate term non-owner occupied	286,616	31.0%	255,324	33.2%
Real estate term other	36,894	4.0%	29,976	3.9%
Consumer secured by 1st deeds of trust	32,000	3.5%	16,483	2.1%
Consumer other	31,493	3.4%	18,058	2.3%
Subtotal	$929,055		$774,037
Less: Unearned origination fee,
net of origination costs	(4,551)	(0.5)%	(4,021)	(0.5)%
Total loans	$924,504		$770,016

The Company’s primary market areas are Anchorage, the Matanuska-Susitna Valley, Southeast Alaska, and Fairbanks, Alaska, where the majority of its lending has been with Alaska businesses and individuals. At December 31, 2014,  approximately 74% of the Company’s loans are secured by real estate, and approximately 26% are for general commercial uses, including professional, retail, and small businesses.  Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.
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

The loan portfolio segmented by risk class at December 31, 2014 and 2013, respectively, is shown below:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2014
AQR Pass	$291,020	$34,651	$91,195	$103,049	$282,774	$36,705	$31,118	$31,399	$901,911
AQR Special Mention	11,618	—	—	5,817	2,095	39	396	47	20,012
AQR Substandard	3,905	191	—	606	1,747	150	486	47	7,132
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Less: Unearned origination fees, net of origination costs									(4,551)
Total loans									$924,504
December 31, 2013
AQR Pass	$293,803	$28,227	$31,633	$84,191	$251,384	$28,684	$15,877	$17,694	$751,493
AQR Special Mention	6,022	1,934	966	6,235	2,620	—	397	196	18,370
AQR Substandard	513	—	—	672	1,320	1,292	209	168	4,174
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Less: Unearned origination fees, net of origination costs									(4,021)
Total loans									$770,016
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
Nonaccrual loans totaled $4.7 million and  $1.8 million December 31, 2014 and December 31, 2013, respectively. Interest income which would have been earned on nonaccrual loans for 2014, 2013, and 2012 amounted to $218,000, $188,000, and $453,000, respectively.  Additionally, the Company recognized interest income of $350,000, $250,000, and $344,000 in 2014, 2013, and 2012, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	December 31, 2014	December 31, 2013
Commercial	$2,031	$222
Real estate construction one-to-four family	191	—
Real estate construction other	—	—
Real estate term owner occupied	135	—
Real estate term non-owner occupied	1,746	151
Real estate term other	39	1,136
Consumer secured by 1st deeds of trust	485	187
Consumer other	47	119
Total	$4,674	$1,815

There were no past due loans greater than 90 days and still accruing interest at December 31, 2014 and 2013, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
December 31, 2014
AQR Pass	$696	$545	$—	$—	$1,241	$900,670	$901,911
AQR Special Mention	—	—	—	—	—	20,012	20,012
AQR Substandard	40	—	—	4,674	4,714	2,418	7,132
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$736	$545	$—	$4,674	$5,955	$923,100	$929,055
Less: Unearned origination fees, net of origination costs							(4,551)
Total							$924,504
December 31, 2013
AQR Pass	$672	$—	$—	$127	$799	$750,694	$751,493
AQR Special Mention	385	—	—	—	385	17,985	18,370
AQR Substandard	—	—	—	1,688	1,688	2,486	4,174
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,057	$—	$—	$1,815	$2,872	$771,165	$774,037
Less: Unearned origination fees, net of origination costs							(4,021)
Total							$770,016

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

At December 31, 2014 and 2013, the recorded investment in loans that are considered to be impaired was $11.3 million and $8.8 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2014 and 2013:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,000	3,045	—
Real estate construction one-to-four family - AQR substandard	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied- AQR pass	501	501	—
Real estate term owner occupied- AQR special mention	273	273	—
Real estate term owner occupied- AQR substandard	558	558	—
Real estate term non-owner occupied- AQR pass	549	549	—
Real estate term non-owner occupied- AQR special mention	2,088	2,088	—
Real estate term non-owner occupied- AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	449	461	—
Subtotal	$10,492	$10,549	$—

With an allowance recorded
Commercial - AQR substandard	$806	$806	$75
Subtotal	$806	$806	$75

Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,806	3,851	75
Real estate construction one-to-four family - AQR substandard	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner-occupied - AQR pass	501	501	—
Real estate term owner-occupied - AQR special mention	273	273	—
Real estate term owner-occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	449	461	—
Total	$11,298	$11,355	$75

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded
Commercial - AQR pass	$181	$181	$—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner occupied- AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner occupied- AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer other - AQR doubtful	65	65	—
Subtotal	$8,565	$8,989	$—

With an allowance recorded
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Subtotal	$186	$186	$11

Commercial - AQR pass	181	181	—
Commercial - AQR special mention	314	314	—
Commercial - AQR substandard	343	488	—
Real estate construction one-to-four family - AQR special mention	353	353	—
Real estate construction other - AQR pass	1,686	1,686	—
Real estate construction other - AQR special mention	834	834	—
Real estate term owner-occupied - AQR pass	512	512	—
Real estate term owner occupied - AQR special mention	484	484	—
Real estate term owner-occupied - AQR substandard	672	672	—
Real estate term non-owner occupied - AQR special mention	786	786	—
Real estate term non-owner occupied - AQR substandard	955	955	—
Real estate term other - AQR substandard	1,292	1,571	—
Consumer secured by 1st deeds of trust - AQR pass	88	88	—
Consumer secured by 1st deeds of trust - AQR substandard	186	186	11
Consumer other - AQR substandard	65	65	—
Total	$8,751	$9,175	$11

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2014 and 2013, respectively:

Year Ended December 31,	2014		2013
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$97	$2	$138	$13
Commercial - AQR special mention	254	23	366	36
Commercial - AQR substandard	1,912	94	710	28
Real estate construction one-to-four family - AQR pass	—	—	118	—
Real estate construction one-to-four family - AQR special mention	175	11	411	6
Real estate construction one-to-four family - AQR substandard	117	—	—	—
Real estate construction other - AQR pass	196	30	2,238	—
Real estate construction other - AQR special mention	605	101	413	58
Real estate term owner occupied- AQR pass	507	50	389	35
Real estate term owner occupied- AQR special mention	299	20	859	66
Real estate term owner occupied- AQR substandard	1,018	60	337	18
Real estate term owner occupied- AQR loss	—	—	100	5
Real estate term non-owner occupied- AQR pass	595	94	90	6
Real estate term non-owner occupied- AQR special mention	2,360	253	842	83
Real estate term non-owner occupied- AQR substandard	1,229	—	1,340	78
Real estate term other - AQR substandard	152	14	1,440	20
Consumer secured by 1st deeds of trust - AQR pass	85	4	90	5
Consumer secured by 1st deeds of trust - AQR special mention	—	—	21	1
Consumer secured by 1st deeds of trust - AQR substandard	326	—	—	—
Consumer other - AQR substandard	29	—	148	3
Subtotal	$9,956	$756	$10,050	$461

With an allowance recorded
Commercial - AQR special mention	$46	$6	$—	$—
Commercial - AQR substandard	356	—	109	—
Commercial - AQR doubtful	—	—	64	—
Commercial - AQR loss	—	—	46	—
Real estate construction one-to-four family - AQR substandard	—	—	382	—
Consumer secured by 1st deeds of trust - AQR substandard	175	—	194	—
Consumer other - AQR substandard	—	—	40	—
Subtotal	$577	$6	$835	$—

Total
Commercial - AQR pass	$97	$2	$138	$13
Commercial - AQR special mention	300	29	366	36
Commercial - AQR substandard	2,268	94	819	28
Commercial - AQR doubtful	—	—	64	—
Commercial - AQR loss	—	—	46	—
Real estate construction one-to-four family - AQR pass	—	—	118	—
Real estate construction one-to-four family - AQR special mention	175	11	411	6
Real estate construction one-to-four family - AQR substandard	117	—	382	—
Real estate construction other - AQR pass	196	30	2,238	—
Real estate construction other - AQR special mention	605	101	413	58
Real estate term owner-occupied - AQR pass	507	50	389	35
Real estate term owner-occupied - AQR special mention	299	20	859	66
Real estate term owner-occupied - AQR substandard	1,018	60	337	18
Real estate term owner-occupied - AQR loss	—	—	100	5
Real estate term non-owner occupied - AQR pass	595	94	90	6
Real estate term non-owner occupied - AQR special mention	2,360	253	842	83
Real estate term non-owner occupied - AQR substandard	1,229	—	1,340	78
Real estate term other - AQR substandard	152	14	1,440	20
Consumer secured by 1st deeds of trust - AQR pass	85	4	90	5
Consumer secured by 1st deeds of trust - AQR special mention	—	—	21	1
Consumer secured by 1st deeds of trust - AQR substandard	501	—	194	—
Consumer other - AQR substandard	29	—	188	3
Total Impaired Loans	$10,533	$762	$10,885	$461
As described in Note 2 above, the Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2014 is $3.0 million.
Loans classified as troubled debt restructurings (“TDR”) totaled $7.7 million and  $7.9 million at December 31, 2014 and December 31, 2013, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents December 31, 2014 balances of loans that were restructured during 2014 and restructured loans acquired from Alaska Pacific Bank on April 1, 2014:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR special mention	$109	$—	$109
Commercial - AQR substandard	250	89	339
Real estate owner occupied - AQR substandard	—	48	48
Real estate non-owner occupied - AQR special mention	2,088	—	2,088
Real estate non-owner occupied - AQR substandard	—	913	913
Consumer secured by 1st deeds of trust - AQR substandard	—	119	119
Subtotal	$2,447	$1,169	$3,616
Existing Troubled Debt Restructurings	2,905	1,167	4,072
Total	$5,352	$2,336	$7,688

The following table presents December 31, 2014 balances of loans that were restructured during 2014 and restructured loans acquired from Alaska Pacific Bank on April 1, 2014, by concession (terms modified):

(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$113	$—	$113
Commercial - AQR substandard	2	—	256	—	690	946
Real estate term owner occupied - AQR substandard	1	—	—	—	54	54
Real estate term non-owner occupied - AQR special mention	3	—	—	—	2,181	2,181
Real estate term non-owner occupied - AQR substandard	3	—	—	—	1,018	1,018
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	133	133
Total	11	$—	$256	$113	$4,076	$4,445
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$—	$109	$—	$109
Commercial - AQR substandard	2	—	250	—	89	339
Real estate term owner occupied - AQR substandard	1	—	—	—	48	48
Real estate term non-owner occupied - AQR special mention	3	—	—	—	2,088	2,088
Real estate term non-owner occupied - AQR substandard	3	—	—	—	913	913
Consumer secured by 1st deeds of trust - AQR substandard	1	—	—	—	119	119
Total	11	$—	$250	$109	$3,257	$3,616

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2014.  There were no charge offs on loans that were later classified as TDRs in 2014 or 2013.

All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at December 31, 2014 or 2013.

The following table presents loans that were restructured during 2014, 2013, and 2012, respectively, that also defaulted subsequent to restructuring in those same periods:

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	—	—	—	—	2	$300
Real estate construction one-to-four family - AQR substandard	—	—	—	—	1	794
Real estate term non-owner occupied - AQR substandard	—	—	—	—	1	846
Real estate term other - AQR substandard	—	—	—	—	1	1,044
Consumer secured by 1st deeds of trust - AQR pass	—	—	—	—	1	93
Total	—	$—	—	$—	6	$3,077

At December 31, 2014 and December 31, 2013, the Company had no TDRs that subsequently defaulted within the twelve month periods ending December 31, 2014 and December 31, 2013.  At December 31, 2012, $2.2 million of these restructured loans are classified as nonaccrual loans. The remaining $923,000 in TDRs that defaulted in 2012 are not past due and are accruing interest at December 31, 2012.
At December 31, 2014 and 2013, there were no loans pledged as collateral to secure public deposits.
At December 31, 2014 and 2013, the Company serviced $228.6 million and $93.8 million of commercial and mortgage loans, respectively, which generally had been sold to various investors without recourse. At December 31, 2014 and 2013, the Company held $1.3 million and $714,000, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2014	2013
Balance, beginning of the year	$2,336	$373
Loans made	—	2,439
Repayments	74	476
Balance, end of year	$2,262	$2,336

The Company’s amount of unfunded loan commitments to these directors or their related interests on December 31, 2014 and 2013, was $0, respectively.

NOTE 8 -  Allowance for Loan Losses
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
The general valuation allowance is a general allocated allowance for all other loans that were not impaired as of the balance sheet date.  The Company uses a formula-based approach that includes average historical loss factors that are adjusted for qualitative factors to establish this portion of the Allowance.  The Company first disaggregates the overall loan portfolio into the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes: pass, special mention, substandard, doubtful and loss.  After the portfolio has been disaggregated into these segments and classes, the Company calculates a general reserve for each segment and class based on the average five year loss history for each segment and class.  This general reserve is then adjusted for qualitative factors, by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers; national and local economic trends; general business conditions; economic, political, and industry specific factors that affect resource development in Alaska; underwriting policies and standards; trends in local real estate markets; effects of various political activities; peer group data; and internal factors such as underwriting policies and expertise of the Company’s employees.
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
Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(319)	—	—	(160)	—	—	(59)	(87)	—	(625)
Recoveries	1,041	625	—	—	—	—	4	32	—	1,702
Provision (benefit)	(858)	(538)	1,114	157	407	119	18	75	(1,130)	(636)
Balance, end of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Balance, end of period:
Individually evaluated
for impairment	$75	$—	$—	$—	$—	$—	$—	$—	$—	$75
Balance, end of period:
Collectively evaluated
for impairment	$5,568	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,648
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(1,018)	—	—	—	—	—	(14)	(164)	—	(1,196)
Recoveries	1,049	77	79	—	488	—	—	12	—	1,705
Provision (benefit)	(560)	(549)	134	142	(256)	(2)	(8)	154	310	(635)
Balance, end of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$11	$—	$—	$11
Balance, end of period:
Collectively evaluated
for impairment	$5,779	$557	$539	$1,583	$4,297	$537	$311	$390	$2,278	$16,271

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2014
Balance, end of period	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Balance, end of period:
Individually evaluated
for impairment	$3,976	$191	$772	$1,332	$4,346	$150	$530	$—	$11,297
Balance, end of period:
Collectively evaluated
for impairment	$302,567	$34,651	$90,423	$108,140	$282,270	$36,744	$31,470	$31,493	$917,758
December 31, 2013
Balance, end of period	$300,338	$30,161	$32,599	$91,098	$255,324	$29,976	$16,483	$18,058	$774,037
Balance, end of period:
Individually evaluated
for impairment	$838	$353	$2,520	$1,668	$1,741	$1,292	$274	$65	$8,751
Balance, end of period:
Collectively evaluated
for impairment	$299,500	$29,808	$30,079	$89,430	$253,583	$28,684	$16,209	$17,993	$765,286

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2014
Individually evaluated for impairment
AQR Substandard	$75	$75	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	14,643	4,938	644	1,653	1,382	4,703	651	278	394	—
AQR Special Mention	832	621	—	—	198	—	5	7	1	—
AQR Substandard	25	9	—	—	—	1	—	—	15	—
Unallocated	1,148	—	—	—	—	—	—	—	—	1,148
	$16,723	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148
December 31, 2013
Individually evaluated for impairment:
AQR Substandard	$11	$—	$—	$—	$—	$—	$—	$11	$—	$—
Collectively evaluated for impairment:
AQR Pass	13,325	5,482	527	537	1,381	4,225	537	274	362	—
AQR Special Mention	586	278	30	2	202	30	—	36	8	—
AQR Substandard	82	19	—	—	—	42	—	1	20	—
Unallocated	2,278	—	—	—	—	—	—	—	—	2,278
	$16,282	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278

NOTE 9 - Purchased Receivables
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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2014, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2014 or 2013, respectively, and there were no restructured purchased receivables in 2014, 2013, or 2012.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2014, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2014	2013
Purchased receivables	$15,543	$16,298
Reserve for purchased receivable losses	(289)	(273)
Total	$15,254	$16,025

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2014	2013
Balance at beginning of year	$273	$323
Charge-offs	(793)	(150)
Recoveries	105	—
Charge-offs net of recoveries	(688)	(150)
Reserve of purchased receivables	704	100
Balance at end of year	$289	$273

The Company recorded one full charge-off and one partial charge-off totaling $793,000 in 2014. The Company recorded one partial charge-off for $150,000 in 2013. The remaining purchased receivables related to this relationship were charged off in 2014.

NOTE 10 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2014	2013
Land		$2,600	$3,201
Furniture and equipment	3-7 years	11,363	9,988
Tenant improvements	2-15 years	8,019	6,776
Buildings	39 years	33,830	27,090
Total Premises and Equipment		55,812	47,055
Accumulated depreciation and amortization		(20,169)	(18,731)
Total Premises and Equipment, Net		$35,643	$28,324

Depreciation expense and amortization of leasehold improvements was $1.9 million, $1.8 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Related Party Transactions: The Company paid Ken Brady Construction, Inc., $5.4 million, $1.2 million, and $547,000 in 2014, 2013, and 2012, respectively, for general contracting services related to several construction projects for the Bank.  The president of Ken Brady Construction, Inc. is the son-in-law of Mr. Richard Lowell.  Mr. Lowell served on the Board of the Company and the Bank since the inception of the Bank in 1990 until his death in February of 2015.  Mr. Lowell had no ownership interest or other relationship in or with Ken Brady Construction, Inc.  The transactions which occurred in 2014, 2013, and 2012 between the Bank and Ken Brady Construction, Inc., were reviewed and discussed by the Governance and Nominating Committee of the Company’s Board, and were approved by the Company’s Board.  In all cases, Mr. Lowell abstained from the discussion and approval of these transactions.

NOTE 11 - Other Real Estate Owned
At December 31, 2014 and 2013, the Company held $4.6 million and $2.4 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2014	2013	2012
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$174	$142	$701
Impairment on OREO	56	112	469
Rental income on OREO	(3)	(26)	(35)
Gains on sale of OREO	(643)	(288)	(46)
Total	($416)	($60)	$1,089

NOTE 12 - Mortgage Servicing Rights
The Company acquired from Alaska Pacific Bank on April 1, 2014, a portfolio of residential mortgage loans originated for sale where the Company retained servicing responsibilities. At this time, the Company is servicing these loans but is not currently retaining any new servicing rights from its residential mortgage origination business. At December 31, 2014 the Company was servicing $96.5 million of residential mortgage loans sold with retained servicing. These loans are not included in the Company's Consolidated Balance Sheets and are generally held with no recourse to the Company for failure of debtors to pay when due.
In connection with residential mortgage loans held with retained servicing, the Company receives servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $203,000 during 2014 as a component of other noninterest income in the Company's Consolidated Statements of Income. At December 31, 2014, the Company had recorded

$1.0 million of mortgage servicing rights, under the fair value method in other assets on the Company's Consolidated Balance Sheets.
The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage-refinance activity. During periods of rising interest rates, the fair value of mortgage servicing rights generally increases due to reduced refinance activity.
The following table details the activity in the Company's mortgage servicing rights for the year indicated:

(In thousands)	2014

Acquired from Alaska Pacific Bank	$1,170
Decrease in fair value	(160)
Carrying value, December 31	$1,010

NOTE 13 - Goodwill, Intangible, and Other Assets
A summary of intangible assets and other assets is as follows:

(In Thousands)	2014	2013
Intangible assets:
Goodwill	$22,334	$7,525
Core deposit intangible	663	214
Trade name intangible	950	—
NBG customer relationships	88	203
Total	$24,035	$7,942
Other assets:
Investment in Low Income Housing Partnerships	$22,862	$15,681
Deferred taxes, net	10,087	8,776
Bank owned life insurance	7,375	2,678
Investment in Homestate Mortgage	3,034	—
Prepaid expenses	2,217	1,393
Investment in PWA	1,511	1,484
Secondary markets	1,424	—
Taxes receivable	1,220	1,526
Mortgage servicing rights	1,010	—
Rate lock derivative	841	—
Investment in ECCM	176	74
Note receivable from ECCM	100	339
Investment in ECIA	46	61
Investment in RML Holding Company	—	5,953
Other assets	3,496	2,701
Total	$55,399	$40,666

Goodwill and Other Intangible Assets: The Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005.  The Company amortizes this intangible over its estimated life of ten years.  Accumulated amortization related to the NBG intangible asset was $943,000, $829,000, and $714,000 at December 31, 2013, 2012 and 2011, respectively. In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The

Company is amortizing the CDI related to the Alaska First acquisition over its estimated useful life of ten years using an accelerated method.  Accumulated amortization related to the Alaska First CDI was $1.1 million, $983,000, and $846,000 at December 31, 2014, 2013 and 2012, respectively.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated depreciation related to the Alaska Pacific CDI was $85,000 at December 31, 2014. Finally, on December 1, 2014 the Company recorded $14.8 million of goodwill and $950,000 of trade name intangible as part of the acquisition of RML. These assets have indefinite useful lives and are not amortized.

The Company performed its annual goodwill impairment testing at December 31, 2014 and 2013 in accordance with the policy described in Note 1 to the financial statements.  At December 31, 2014, the Company performed its annual impairment test using the qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the Company's trend of decreasing net interest margin, decreased income from our mortgage affiliate, economic uncertainty related to the recent decline in oil prices, and, while there has been a recovery in recent years, the general decline in stock prices for financial institutions as compared to pre-2008 stock prices. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds the carrying value at December 31, 2014 and that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $289,000, $228,000, and $252,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  Accumulated amortization for intangible assets was $6.2 million and $5.9 million at December 31, 2014 and 2013, respectively.
The future amortization expense required on these assets is as follows:

(In Thousands)
2015	$258
2016	135
2017	100
2018	71
2019	59
Thereafter	128
Total	$751

Affiliates: The Company applies the equity method of accounting for the following affiliates:

•
The Company owns a 43% equity interest in ECCM, an investment advisory services company.  ECCM began active operations in the fourth quarter of 2002 and had operating losses since that time through 2012. In 2014 and 2013, ECCM had net income of $239,000 and $100,000, respectively.  In addition to its ownership interest, the Company provides ECCM with a line of credit that has a committed amount of $500,000 and an outstanding balance of $100,000 as of December 31, 2014.

•	The Company owns a 23% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 43% interest in ECIA, an insurance agency that offers annuity and other insurance products.

•
The Company owned a 23.5% interest in the profits of RML, a residential mortgage holding company, in 2013 and through November 30, 2014.  RML became a wholly-owned subsidiary of the Company on December 1, 2014. In addition to its ownership interest, the Company provides RML with two lines of credit that have committed amounts of $25.0 million and outstanding balances of $16.0 million as of December 31, 2014.  Additionally, the Company purchased $132.0 million and $156.5 million in loans from RML in 2014 and 2013.

Below is summary balance sheet and income statement information for RML.

(In Thousands, Unaudited)	2014	2013
Assets
Cash	$11,434	$11,852
Loans held for sale	44,226	24,807
Other assets	12,226	14,084
Total Assets	$67,886	$50,743
Liabilities
Lines of credit	$40,167	$21,949
Other liabilities	6,346	5,652
Total Liabilities	46,513	27,601
Shareholders' Equity	21,373	23,142
Total Liabilities and Shareholders' Equity	$67,886	$50,743
Income/expense
Gross income	$19,371	$22,224
Total expense	15,072	18,313
Joint venture allocations	186	555
Net Income	$4,485	$4,466

The Company has analyzed all of its affiliate relationships in accordance with GAAP and determined that PWA and ECIA are not VIEs.  The Company has determined that ECCM is a VIE.  However, the Company does not have a controlling interest in ECCM.  The Company determined that ECCM is a VIE based on the fact that the Company provides ECCM with a line of credit for which the majority owner of ECCM provides additional subordinated financial support in the form of a 50% guarantee.  This line of credit has a committed amount of $500,000 and an outstanding balance of $100,000 as of December 31, 2014.  Furthermore, ECCM does not have access to any other financial support through other institutions, nor is it likely that it would be able to obtain additional lines of credit based on its operational losses through 2012 and its resulting lack of equity.  As such, it appears that ECCM cannot finance its activities without additional subordinated financial support and is therefore considered a VIE under GAAP.  However, the Company has determined that it does not have a controlling interest in ECCM based on the following facts and circumstances:

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
Low Income Housing Partnerships: The table following shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $1.3 million, $969,000, and $921,000 in 2014, 2013, and 2012, respectively.  The Company expects to fund its remaining $17.3 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4 - MVV	May 2014	17	$8,518	($804)	$7,714
R4 - Coronado	March 2013	17	10,675	(1,686)	8,989
WNC	December 2012	16	2,500	(1,932)	568
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$30,693	($13,422)	$17,271

NOTE 14 -  Deposits
Deposits    : At December 31, 2014, the scheduled maturities of certificates of deposit (excluding Alaska CD’s, which do not have scheduled maturities) are as follows:

(In Thousands)
2015	$81,924
2016	36,930
2017	21,728
2018	481
2019	797
Thereafter	352
Total	$142,212

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had $1 million and $0 in CDARS certificates of deposits at December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the Federal Home Loan Bank.  At December 31, 2014 and 2013, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2014 and 2013, the Company held $5.4 million and $12.5 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2014	2013	2012
Interest-bearing demand accounts	$59	$54	$73
Money market accounts	388	338	432
Savings accounts	511	485	503
Certificates of deposit greater than $100,000	292	236	386
Certificates of deposit less than $100,000	169	128	288
Total	$1,419	$1,241	$1,682

NOTE 15 - Borrowings
The Company has a maximum line of credit with the FHLB of Seattle approximating 25% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2014, the Company's available borrowing line is $201.1 million. Additional advances of up to 25% of eligible assets, or $351.2 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has an outstanding FHLB CIP advance of $2.2 million as of December 31, 2014 and 2013, that was originated on March 22, 2013 and is included in long term borrowings. This advance was originated to match fund a loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate; it has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower.
The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of $5.1 million.  At December 31, 2014 and 2013, the outstanding balance on this loan was zero and $4.3 million, respectively.  This was an amortizing loan and had a maturity date of April 1, 2014 and an interest rate of 5.95% and was paid off in January 2014.
The Federal Reserve Bank is holding $86.2 million of loans as collateral to secure available borrowing lines through the discount window of $45.7 million at December 31, 2014.  There were no discount window advances outstanding at December 31, 2014 and 2013.  The Company paid less than $1,000 in 2014 and 2013 in interest on this agreement.
Securities sold under agreements to repurchase were $19.8 million and $21.1 million, respectively, for December 31, 2014 and 2013.  The Company was paying 0.08% on these agreements at December 31, 2014 and 2013, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2014 and 2013 was $20.1 million and $19.4 million, respectively, and the maximum outstanding at any month-end was $22.4 million and $24.0 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.
RML has a warehouse line of credit which is secured by eligible loans held for sale. The line of credit contains restrictive covenants on net worth requirements, debt-to-net worth ratios, distributions to members, transactions with affiliates, liquidity requirements, capital expenditures, and interest coverage. RML was in compliance with the aforementioned covenants at December 31, 2014. The outstanding balance of this line was $24.1 million at December 31, 2014. The loan matures on August 12, 2015 and has a floating interest rate of 2.625% over LIBOR with a floor of 2.875%. The loan had an interest rate of 2.875% at December 31, 2014.
The future principal payments that are required on the Company’s borrowings as of December 31, 2014, are as follows:

(In Thousands)
2015	$24,185
2016	46
2017	48
2018	50
2019	52
Thereafter	1,923
Total	$26,304

The Company recognized interest expense of $634,000, $340,000, and $329,000 in 2014, 2013, and 2012, respectively. The average interest rates paid on long-term debt in the same periods was 3.51%, 5.13%, and 5.95%, respectively.

NOTE 16 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 3.38% at December 31, 2014.  The interest cost to the Company on these debentures was $274,000, $278,000, and $292,000 in 2014, 2013, and 2012, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.61% at December 31, 2014.  The interest cost to the Company on these debentures was $163,000, $167,000, and $186,000 in 2014, 2013, and 2012, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 - Employee Benefit Plans
On July 1, 1992, Northrim Bank implemented a profit sharing plan, including a provision designed to qualify the plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employees may participate in the plan if they work more than 1,000 hours per year.  Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and Northrim Bank provides for a mandatory $0.25 match for each $1.00 contributed by an employee up to 6% of the employee’s salary.  Northrim Bank may increase the matching contribution at the discretion of the Board of Directors.  The plan also allows Northrim Bank to make a discretionary contribution on behalf of eligible employees based on their length of service to Northrim Bank.
To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement.  Northrim Bank expensed $774,000, $673,000, and $620,000, in 2014, 2013, and 2012, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

Employees of RML may participate in RML's 401(k) profit sharing plan. Participation in the plan is available to RML employees who have completed three months of service with the Company and have attained the age of twenty and one-half years. RML expensed $12,000 in December 2014 for 401(k) contributions and included this expense in salaries and other personal expenses in the Consolidated Statements of Income.
On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $184,000, $220,000, and $302,000, in 2014, 2013, and 2012, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2014 and 2013, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.5 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. RML recorded expense of $87,000 in December 2014. RML's recorded obligation under the SERP amounted to $4.4 million at December 31, 2014, and was included in other liabilities.
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  In 2014, 2013 and 2012, Northrim Bank recognized an increase in its liability of $140,000 and decreases in its liability of $99,000, and $330,000, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2014 and 2013, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.3 million and $1.2 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $1 million, $858,000, and $894,000 for 2014, 2013, and 2012, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 18 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $1.3 million, $667,000, and $957,000 in 2014, 2013, and 2012, respectively.  The Company's required minimum rental payments on non-cancelable leases as of December 31, 2014, are as follows:

(In Thousands)
2015	$2,622
2016	2,425
2017	2,107
2018	1,975
2019	1,630
Thereafter	10,192
Total	$20,951

Rental income under leases was $260,000, $108,000 and $773,000 in 2014, 2013, and 2012, respectively.  The Company's future required minimum rental receipts on non-cancelable leases as of December 31, 2014, are as follows:

(In Thousands)
2015	$394
2016	405
2017	408
2018	392
2019	399
Thereafter	645
Total	$2,643
Employee benefit plans: The Company is self-insured for medical, dental, and vision plan benefits provided to employees.  The Company has obtained stop-loss insurance to limit total medical claims in any one year to $140,000 per covered individual.  The Company has established a liability for outstanding incurred but unreported claims.  While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
Earn-out on RML purchase: The Company purchased RML on December 1, 2014. Part of the purchase agreement contained an earn-out provision that requires the Company to pay the previous owners of RML additional cash proceeds over a five year period, provided that the annual adjusted earnings of RML achieves thresholds specified in the purchase agreement during that period. The Company recorded a $7.3 million liability for this earn-out provision in conjunction with the purchase of RML.
Legal proceeding: The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business.  In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, or cash flows.
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

(In Thousands)	2014	2013
Off-balance sheet commitments:
Commitments to extend credit	$219,349	$187,931
Commitments to originate loans held for sale	$39,567	$—
Standby letters of credit	$6,004	$6,463
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

Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase fewer than 20 loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.
The Company has a reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets. The reserve was $112,000 and $96,000 as of December 31, 2014 and 2013, respectively.
Capital Expenditures and Commitments: At December 31, 2014, the Company has capital commitments of $2.9 million related to the planned improvements to the Company’s corporate office building and a new branches currently under construction. The Company expects these capital expenditures to be incurred in 2015.

NOTE 19 -  Derivatives
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
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $23.6 million and $25.8 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, the notional amount of interest rate swaps is made up of two swaps totaling $11.8 million variable to fixed rate swap to a commercial loan customer and two swaps totaling $11.8 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the 2014 and 2013. Additionally, the Company recognized $180,000 in fee income related to interest rate swaps in 2013 and did not recognize any fee income related to interest rate swaps in 2014 and 2012. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.
RML enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2014, RML had commitments to originate mortgage loans held for sale totaling $39.6 million.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2014 and December 31, 2013:

(In thousands)	Asset Derivatives
		December 31, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$78	$186
Interest rate lock commitments	Other assets	841	—
Total		$919	$186

(In thousands)	Liability Derivatives
		December 31, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$158	$186
Total		$158	$186
The following table presents the gains of derivatives not designated as hedging instruments at December 31, 2014:

(In thousands)	Income Statement Location	December 31, 2014
Interest rate contracts	Other income	$12

NOTE 20 - Common Stock
Quarterly cash dividends were paid aggregating to $4.8 million, $4.2 million, and $3.7 million, or $0.70 per share, $0.64 per share, and $0.56 per share, in 2014, 2013, and 2012, respectively.  On February 26, 2015, the Board of Directors declared a $0.18 per share cash dividend payable on March 20, 2015, to shareholders of record on March 12, 2015.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2014, there are 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, the Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  No repurchases occurred during 2014 and 2013.

NOTE 21 - Stock Based Compensation
The Company adopted the 2014 Stock Option Plan (“2014 Plan”) following shareholder approval of the 2014 Plan at the 2014 Annual Meeting.  Subsequent to the adoption of the 2014 Plan, no additional grants may be issued under the prior plans.  The 2014 Plan provides for grants of up to 350,000 shares, which includes any shares subject to stock awards under the previous stock option plans.
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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2014, 2013, and 2012:

Stock Options:	2014	2013	2012
Grant date fair value	$6.73	$5.59	$4.42
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	2.21%	2.30%	1.30%
Dividend yield rate	2.64%	2.90%	2.80%
Price volatility	28.93%	28.89%	28.51%

The following table summarizes stock options activity during 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2014	205,486	$21.32
Granted	18,321	27.28
Forfeited	(2,206)	24.60
Exercised	(41,611)	21.57
Outstanding at December 31, 2014	179,990	$21.83	4.06

The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2014 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2014.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable for the years ended December 31, 2014, 2013, and 2012 was $760,000, $883,000, and $387,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013, and 2012 was $224,000, $92,000, and $550,000, respectively.
Proceeds from the exercise of stock options and vesting of restricted stock in 2014, 2013, and 2012 were $897,000, $165,000, and $840,000 respectively.  The Company withheld $872,000, $170,000, and $888,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2014, 2013, and 2012, respectively.
For the year ended December 31, 2014, 2013 and 2012, the Company recognized $68,000, $87,000, and $61,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  As of December 31, 2014 there was approximately $185,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.1 years.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
The following table summarizes restricted stock unit activity during 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2014	59,118	$21.03
Granted	22,118	27.28
Vested	(15,246)	18.40
Forfeited	(6,504)	20.95
Outstanding at December 31, 2014	59,486	$24.03	1.93

The total intrinsic value of restricted stock units vested for the years ended December 31, 2014, 2013, and 2012 was $438,000, $657,000, and $556,000, respectively.
For the year ended December 31, 2014,  2013 and 2012, the Company recognized $292,000, $419,000, and $393,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  As of December 31, 2014, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average period of 2.1 years.

NOTE 22 - Regulatory Matters
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
Federal banking agencies have established minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Management believes, as of December 31, 2014, that the Company and the Bank met all capital adequacy requirements.
In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.
Under the Rules, beginning in 2015, both the Company and the Bank will be required to meet more stringent minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. The Company and the Bank are each required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2015 in excess of the FDIC’s “well-capitalized” classification.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2014 and 2013, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$175,256	14.31%	$97,977	≥ 8%	$122,471	≥ 10%
Tier I Capital (to risk-weighted assets)	$159,925	13.06%	$48,982	≥ 4%	$73,472	≥ 6%
Tier I Capital (to average assets)	$159,925	11.21%	$57,065	≥ 4%	$71,331	≥ 5%
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$168,587	16.61%	$81,198	≥ 8%	$101,497	≥ 10%
Tier I Capital (to risk-weighted assets)	$155,851	15.35%	$40,613	≥ 4%	$60,919	≥ 6%
Tier I Capital (to average assets)	$155,851	13.06%	$47,734	≥ 4%	$59,667	≥ 5%

Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$162,125	13.30%	$97,519	≥ 8%	$121,898	≥ 10%
Tier I Capital (to risk-weighted assets)	$146,869	12.05%	$48,753	≥ 4%	$73,130	≥ 6%
Tier I Capital (to average assets)	$146,869	10.35%	$56,761	≥ 4%	$70,951	≥ 5%
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$151,308	15.00%	$80,698	≥ 8%	$100,872	≥ 10%
Tier I Capital (to risk-weighted assets)	$138,650	13.75%	$40,335	≥ 4%	$60,502	≥ 6%
Tier I Capital (to average assets)	$138,650	11.68%	$47,483	≥ 4%	$59,354	≥ 5%

NOTE 23 - Income Taxes
At December 31, 2014 and 2013, the Company had $1.2 million and $1.5 million in total taxes receivable, respectively, included in other assets.  The Company realized $1.3 million, $955,000, and $896,000 in tax credits related to its investments in low income housing tax credit partnerships for 2014, 2013, and 2012 respectively.  Additionally, in 2014 and 2012, the Company purchased and utilized $59,000 and $398,000, respectively, in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense(Benefit)	Total Expense
2014:
Federal	$5,448	$39	$5,487
State	1,337	12	1,349
Total	$6,785	$51	$6,836
2013:
Federal	$3,227	$1,034	$4,261
State	835	181	1,016
Total	$4,062	$1,215	$5,277
2012:
Federal	$4,169	$750	$4,919
State	1,106	131	1,237
Total	$5,275	$881	$6,156

The actual expense for 2014, 2013, and 2012, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2014, 2013, and 2012) as follows:

(In Thousands)	2014	2013	2012
Computed “expected” income tax expense	$8,646	$6,192	$6,864
State income taxes, net	886	660	803
Non-deductible merger expenses	130	—	—
Tax-exempt interest on investment securities	(415)	(461)	(476)
Tax-exempt gain on purchase of mortgage affiliate	(1,050)	—	—
Low income housing credits	(1,298)	(955)	(896)
Other	(63)	(159)	(139)
Total	$6,836	$5,277	$6,156

The components of the net deferred tax asset are as follows:

(In Thousands)	2014	2013	2012
Deferred Tax Asset:
Allowance for loan losses	$5,900	$6,543	$6,650
Loan fees, net of costs	1,871	1,653	1,411
Depreciation and amortization	(60)	446	537
Other real estate owned	50	174	1,381
Deferred compensation	1,691	1,665	1,973
Net operating loss carryforwards	589	—	—
Equity compensation	502	507	502
Loan discount	1,003	—	—
Fair market value adjustment on certificates of deposit	321	—	—
Other	1,637	1,122	1,029
Total Deferred Tax Asset	$13,504	$12,110	$13,483

Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	($173)	($451)	($955)
Intangible amortization	(2,206)	(1,949)	(1,807)
Other	(1,036)	(934)	(730)
Total Deferred Tax Liability	($3,415)	($3,334)	($3,492)
Net Deferred Tax Asset	$10,089	$8,776	$9,991
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
The Company acquired Alaska Pacific on April 1, 2014. Alaska Pacific was founded in 1935, and was originally operated as a mutual savings and loan association until 1999 when a mutual to stock conversion was completed. As a taxpayer with a thrift charter, Alaska Pacific was able to use the percentage of taxable income method of accounting for tax basis bad debts prior to August of 1996. In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law.  Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995.  As a result, Alaska Pacific was required to use the experience method of accounting for tax basis bad debts for 1998 and later years.  In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method.

The Company merger with Alaska Pacific on April 1, 2014 qualifies as a tax-free reorganization under Internal Revenue Cost ("Code") Section 368(a)(1)(A). As such, the tax basis of all assets and liabilities that the Company acquired in the merger retain their original tax basis. The Company was not subject to this recapture in 2014, as the tax bad debt reserves acquired from Alaska Pacific do not exceed the base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2014, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at the then-applicable rates. As a result of the acquisition of Alaska Pacific, the Company has federal and state net operating loss carryforwards of approximately $1.4 million at December 31, 2014, which will begin to expire in 2034. The annual use of these net operating loss carryforwards is limited under the provisions of Section 382.

As of December 31, 2014, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for the years ended December 31, 2014, 2013, and 2012.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2014, 2013, 2012, and 2011.

NOTE 24 - Fair Value Measurements
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
Mortgage servicing rights: MSR are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

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
Derivative Instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that the they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	December 31, 2014		December 31, 2013
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$72,056	$72,056	$99,091	$99,091
Investment securities	45,570	45,570	20,487	20,487

Level 2 inputs:
Investment securities	241,765	241,872	232,305	232,458
Accrued interest receivable	3,373	3,373	2,729	2,729
Interest rate contracts	78	78	186	186

Level 3 inputs:
Loans and loans held for sale, net	951,647	957,643	765,035	769,570
Purchased receivables, net	15,254	15,254	16,025	16,025
Interest rate lock commitments	841	841	—	—
Mortgage servicing rights	1,010	1,010	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$1,179,747	$1,180,136	$1,003,723	$1,003,816
Securities sold under repurchase agreements	19,843	19,843	21,143	21,143
Borrowings	26,304	26,485	6,527	6,448
Accrued interest payable	18	18	52	52
Interest rate contracts	158	158	186	186
Level 3 inputs:
Junior subordinated debentures	18,558	17,239	18,558	15,456

Unrecognized financial instruments:
Commitments to extend credit(1)	$219,349	$2,193	$187,931	$1,879
Standby letters of credit(1)	6,004	60	6,463	65
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$226,190	$15,545	$210,645	$—
Municipal securities	12,124	—	12,124	—
U.S. Agency mortgage-backed securities	1,029	—	1,029	—
Corporate bonds	39,235	26,873	12,362	—
Preferred stock	3,152	3,152	—	—
Total available for sale securities	$281,730	$45,570	$236,160	$—
Interest rate contracts	$78	$—	$78	$—
Interest rate lock commitments	841	—	—	841
Mortgage servicing rights	1,010	—	—	1,010
Total other assets	$1,929	$—	$78	$1,851
Liabilities:
Interest rate contracts	$158	$—	$158	$—
December 31, 2013
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$168,702	$5,538	$163,164	$—
Municipal securities	20,149	419	19,730	—
U.S. Agency mortgage-backed securities	25	—	25	—
Corporate bonds	56,778	11,496	45,282	—
Preferred stock	3,034	3,034	—	—
Total available for sale securities	$248,688	$20,487	$228,201	$—
Interest rate contracts	$186	$—	$186	$—
Liabilities:
Interest rate contracts	$186	$—	$186	$—

For 2014 and 2013, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
December 31, 2014
Loans measured for impairment	$806	$—	$—	$806	$75
Other real estate owned	423	—	—	423	56
Total	$1,229	$—	$—	$1,229	$131
December 31, 2013
Loans measured for impairment	$187	$—	$—	$187	$11
Other real estate owned	736	—	—	736	112
Total	$923	$—	$—	$923	$123

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2014:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	50%
		Cash flows	NA(1)
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	10% - 40%
Interest rate lock commitment	External pricing model	Pull through rate	93.6%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.95% - 25.77%
		Discount rate	9.25% - 10%

(1)  Fair value of impaired collateral dependent loans was calculated using contractual cash flows for specific impaired loan.

NOTE 25 - Segment Information
The Company operates two primary segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2014, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Prior to December 1, 2014, Home Mortgage Lending income was limited to equity in earnings from RML.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$54,205	$753	$54,958
Interest expense	1,943	110	2,053
Net interest income	52,262	643	52,905
Provision (benefit) for loan losses	(636)	—	(636)
Other operating income	17,929	2,608	20,537
Other operating expense	47,502	1,873	49,375
Income before provision for income taxes	23,325	1,378	24,703
Provision for income taxes	6,224	612	6,836
Net income	17,101	766	17,867
Less: net income attributable to the noncontrolling interest	459	—	459
Net income attributable to Northrim BanCorp	$16,642	$766	$17,408

Total assets	$1,391,862	$57,487	$1,449,349
Loans held for resale	$—	$43,866	$43,866
Borrowings	$2,164	$24,140	$26,304

December 31, 2013
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$46,074	$—	$46,074
Interest expense	2,040	—	2,040
Net interest income	44,034	—	44,034
Provision (benefit) for loan losses	(635)	—	(635)
Other operating income	11,659	1,227	12,886
Other operating expense	39,866	—	39,866
Income before provision for income taxes	16,462	1,227	17,689
Provision for income taxes	4,773	504	5,277
Net income	11,689	723	12,412
Less: net income attributable to the noncontrolling interest	87	—	87
Net income attributable to Northrim BanCorp	$11,602	$723	$12,325

Total assets	$1,215,006	$—	$1,215,006
Loans held for resale	$11,301	$—	$11,301
Borrowings	$6,527	$—	$6,527

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2014	2013
(In Thousands)
Assets
Cash and cash equivalents	$6,890	$10,121
Investment securities available for sale	3,152	3,034
Investment in Northrim Bank	169,590	144,799
Investment in NISC	1,633	1,502
Investment in NCT1	248	248
Investment in NST2	310	310
Due from NISC	101	341
Other assets	1,268	2,354
Total Assets	$183,192	$162,709
Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	311	—
Total Liabilities	18,869	18,558
Shareholders' Equity
Common stock	6,854	6,538
Additional paid-in capital	61,729	54,089
Retained earnings	95,493	82,855
Accumulated other comprehensive income	247	669
Total Shareholders' Equity	164,323	144,151
Total Liabilities and Shareholders' Equity	$183,192	$162,709

Statements of Income for Years Ended:	2014	2013	2012
(In Thousands)
Income
Interest income	$197	$208	$198
Net income from Northrim Bank	19,358	13,645	13,950
Net income from NISC	167	37	35
Other income	30	170	209
Total Income	$19,752	$14,060	$14,392
Expense
Interest expense	451	459	493
Administrative and other expenses	3,243	2,387	1,646
Total Expense	3,694	2,846	2,139
Income Before Benefit from Income Taxes	16,058	11,214	12,253
Benefit from income taxes	(1,350)	(1,111)	(693)
Net Income	$17,408	$12,325	$12,946

Statements of Cash Flows for Years Ended:	2014	2013	2012
(In Thousands)
Operating Activities:
Net income	$17,408	$12,325	$12,946
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(19,525)	(13,683)	(13,985)
Stock-based compensation	360	506	454
Changes in other assets and liabilities	(241)	(60)	79
Net Cash Used from Operating Activities	(1,998)	(912)	(506)
Investing Activities:
Investment in securities available for sale	—	525	(2,527)
Alaska Pacific acquisition, net of cash received	6,367	—	—
Investment in Northrim Bank, NISC, NCT1 & NST2	(3,000)	5,874	7,921
Net Cash Provided by Investing Activities	3,367	6,399	5,394
Financing Activities:
Dividends paid to shareholders	(4,750)	(4,215)	(3,676)
Proceeds from issuance of common stock and excess tax benefits	150	100	233
Net Cash Used from Financing Activities	(4,600)	(4,115)	(3,443)
Net Increase by Cash and Cash Equivalents	(3,231)	1,372	1,445
Cash and Cash Equivalents at beginning of year	10,121	8,749	7,304
Cash and Cash Equivalents at end of year	$6,890	$10,121	$8,749

NOTE 27 - Quarterly Results of Operations (Unaudited)

2014 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$15,178	$14,212	$13,895	$11,673
Total interest expense	642	487	484	440
Net interest income	14,536	13,725	13,411	11,233
Provision (benefit) for loan losses	500	—	(1,136)	—
Other operating income	8,764	4,934	4,106	2,734
Other operating expense	14,005	13,110	11,950	10,309
Income before provision for income taxes	8,795	5,549	6,703	3,658
Provision for income taxes	1,991	1,651	2,239	955
Net Income	6,804	3,898	4,464	2,703
Less: Net income attributable to the noncontrolling interest	130	191	95	45
Net income attributable to Northrim Bancorp	$6,674	$3,707	$4,369	$2,658
Earnings per share, basic	$0.98	$0.54	$0.64	$0.41
Earnings per share, diluted	$0.97	$0.53	$0.63	$0.40

2013 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$12,018	$11,524	$11,440	$11,092
Total interest expense	497	502	511	530
Net interest income	11,521	11,022	10,929	10,562
Provision for loan losses	—	(785)	—	150
Other operating income	2,802	3,243	3,702	3,139
Other operating expense	10,702	10,076	9,391	9,697
Income before provision for income taxes	3,621	4,974	5,240	3,854
Provision for income taxes	1,042	1,510	1,635	1,090
Net Income	2,579	3,464	3,605	2,764
Less: Net income attributable to the noncontrolling interest	(102)	(10)	109	90
Net income attributable to Northrim Bancorp	$2,681	$3,474	$3,496	$2,674
Earnings per share, basic	$0.41	$0.53	$0.54	$0.41
Earnings per share, diluted	$0.40	$0.53	$0.53	$0.41

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. The scope of our efforts included all of our operations other than those that we acquired in the December 1, 2014 acquisition of RML. In accordance with the SEC's published guidance, because we acquired these operations during our fiscal year, we excluded these operations from our assessment of the effectiveness of our internal control over financial reporting. Consequently, our conclusions regarding the effectiveness of our internal controls over financial reporting does not extend to the internal controls of RML. Total assets as of December 31, 2014 and total revenues and net income for the year ended December 31, 2014 related to the RML operations were $57.5 million, $3.4 million, and $285,000, respectively. We had no material change to our internal controls over financial reporting due to our acquisition of RML. SEC rules required that we complete our assessment of the internal controls over financial reporting of the RML operations within one year after the date of the acquisition. Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
The Company’s registered independent public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report follows below.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting which is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2014 and 2013” in the Company’s definitive proxy statement for the 2015 Annual Shareholders’ Meeting and is incorporated into this report by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014,  2013, and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

Exhibits

2.1
Unit Purchase Agreement dated August 6, 2014, among Northrim Bank, Residential Mortgage Holding Company, LLC, and the sellers identified therein. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 6, 2014). As amended by the First Amendment to the Unit Purchase Agreement dated December 1, 2014 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2014)

3.1        Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
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
10.01   Northrim Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Northrim Bancorp, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on March 15, 2010)
10.02   Northrim Bancorp, Inc. 2014 Stock Incentive Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on July 8, 2014)
10.03   Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2011.
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2015 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015.)
10.05   Employment Agreement with Joseph M. Beedle dated January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015.)
10.06   Employment Agreement with Steven L. Hartung dated January 1, 2015 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015.)
10.07   Employment Agreement with R. Marc Langland dated January 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015.)
10.08   Employment Agreement with Latosha M. Frye dated January 1, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015).
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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2014, was $165,237,431.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 12, 2015,  was 6,854,189.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Beedle
Joseph M. Beedle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 2015.
Principal Executive Officer:

By	/s/ Joseph M. Beedle
Joseph M. Beedle
President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Latosha M. Frye
Latosha M. Frye
Senior Vice President, Chief Financial Officer

Joseph M. Beedle, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 12, 2015, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	R. Marc Langland
Mark G. Copeland	David J. McCambridge
Joseph M. Beedle	Irene Sparks Rowan
Ronald A. Davis	John C. Swalling
Anthony Drabek	Linda C. Thomas
Karl L. Hanneman	David G. Wight

By	/s/ Joseph M. Beedle
Joseph M. Beedle
as Attorney-in-fact
February 27, 2015

Investor Information
Annual Meeting

Date:	Thursday, May 28, 2015
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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