Form 10-Q
period 2015-03-31
NORTHRIM BANCORP INC
filed 2015-05-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 8, 2015 was 6,854,189.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$32,957	$36,036
Interest bearing deposits in other banks	13,115	36,020

Investment securities available for sale	254,772	281,730
Investment securities held to maturity	2,199	2,201
Total portfolio investments	256,971	283,931

Investment in Federal Home Loan Bank stock	3,367	3,404

Loans held for sale	61,873	43,866

Loans	960,564	924,504
Allowance for loan losses	(16,947)	(16,723)
Net loans	943,617	907,781
Purchased receivables, net	15,332	15,254
Accrued interest receivable	3,784	3,373
Other real estate owned, net	4,209	4,607
Premises and equipment, net	36,449	35,643
Goodwill	22,334	22,334
Other intangible assets, net	1,628	1,701
Other assets	52,348	55,399
Total assets	$1,447,984	$1,449,349
LIABILITIES
Deposits:
Demand	$410,464	$403,523
Interest-bearing demand	179,124	185,114
Savings	127,708	122,588
Alaska CDs	99,120	99,736
Money market	227,345	226,574
Certificates of deposit less than $100,000	57,938	58,249
Certificates of deposit greater than $100,000	89,314	83,963
Total deposits	1,191,013	1,179,747
Securities sold under repurchase agreements	17,820	19,843
Borrowings	22,569	26,304
Junior subordinated debentures	18,558	18,558
Other liabilities	30,640	40,456
Total liabilities	1,280,600	1,284,908
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,854,189 and 6,854,189 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,854	6,854
Additional paid-in capital	61,847	61,729
Retained earnings	97,809	95,493
Accumulated other comprehensive income	747	247
Total Northrim BanCorp shareholders' equity	167,257	164,323
Noncontrolling interest	127	118
Total shareholders' equity	167,384	164,441
Total liabilities and shareholders' equity	$1,447,984	$1,449,349
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2015	2014
Interest Income
Interest and fees on loans	$13,467	$10,871
Interest on investment securities available for sale	885	730
Interest on investment securities held to maturity	23	23
Interest on deposits in other banks	11	49
Total Interest Income	14,386	11,673
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	754	440
Net Interest Income	13,632	11,233
Provision for loan losses	326	—
Net Interest Income After Provision for Loan Losses	13,306	11,233
Other Operating Income
Mortgage banking income	7,283	—
Employee benefit plan income	777	876
Electronic banking income	622	500
Purchased receivable income	589	481
Service charges on deposit accounts	490	476
Gain on sale of securities, net	114	97
Equity in earnings from RML	—	(131)
Other income	660	435
Total Other Operating Income	10,535	2,734
Other Operating Expense
Salaries and other personnel expense	10,550	5,920
Occupancy expense	1,604	877
Change in fair value, RML earn-out liability	1,502	—
Professional and outside services	751	322
Marketing expense	617	614
Equipment expense	434	298
Insurance expense	324	185
Software expense	312	260
OREO (income) expense, net rental income and gains on sale	297	(238)
Internet banking expense	220	200
Intangible asset amortization expense	73	52
Merger and acquisition expense	—	480
Reserve for (recovery from) purchased receivables	(54)	(37)
Other operating expense	1,831	1,034
Total Other Operating Expense	18,461	9,967
Income Before Provision for Income Taxes	5,380	4,000
Provision for income taxes	1,747	1,297
Net Income	3,633	2,703
Less: Net income attributable to the noncontrolling interest	72	45
Net Income Attributable to Northrim BanCorp	$3,561	$2,658
Earnings Per Share, Basic	$0.52	$0.41
Earnings Per Share, Diluted	$0.51	$0.40
Weighted Average Shares Outstanding, Basic	6,854,189	6,537,652
Weighted Average Shares Outstanding, Diluted	6,930,873	6,629,330

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net income	$3,633	$2,703
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains arising during the period	$888	$95
Reclassification of net gains included in net income (net tax expense of
$47 and $40 for the first three months of 2015 and 2014, respectively)	(67)	(57)
Income tax expense related to unrealized gains	(321)	(39)
Other comprehensive income (loss)	500	(1)
Comprehensive income	4,133	2,702
Less: comprehensive income attributable to the noncontrolling interest	72	45
Comprehensive income attributable to Northrim BanCorp	$4,061	$2,657

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2014	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock based compensation expense	—	—	360	—	—	—	360
Exercise of stock options	26	26	28	—	—	—	54
Excess tax benefits from stock based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Other comprehensive loss, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp	—	—	—	17,408	—	—	17,408
Twelve Months Ended December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441

Cash dividend declared	—	—	—	(1,245)	—	—	(1,245)
Stock based compensation expense	—	—	118	—	—	—	118
Distributions to noncontrolling interest	—	—	—	—	—	(63)	(63)
Other comprehensive income, net of tax	—	—	—	—	500	—	500
Net income attributable to the noncontrolling interest	—	—	—	—	—	72	72
Net income attributable to Northrim BanCorp	—	—	—	3,561	—	—	3,561
Three Months Ended March 31, 2015	6,854	$6,854	$61,847	$97,809	$747	$127	$167,384

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Operating Activities:
Net income	$3,633	$2,703
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(114)	(97)
Depreciation and amortization of premises and equipment	562	420
Amortization of software	46	45
Intangible asset amortization	73	52
Amortization of investment security premium, net of discount accretion	(61)	(50)
Deferred tax liability	143	155
Stock-based compensation	118	107
Deferral of loan fees and costs, net	(89)	(210)
Provision for loan losses	326	—
Reserve for (recovery from) purchased receivables	(54)	(37)
Purchases of loans held for sale	—	(30,482)
Proceeds from the sale of loans held for sale	158,365	27,455
Origination of loans held for sale	(176,372)	—
Gain on sale of other real estate owned	—	(294)
Impairment on other real estate owned	268	—
Equity in undistributed earnings from mortgage affiliate	—	148
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(411)	(205)
Decrease (increase) in other assets	2,643	(4,899)
Decrease in other liabilities	(9,882)	(1,501)
Net Cash (Used) by Operating Activities	(20,806)	(6,690)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(16,792)	(39,125)
Proceeds from sales/maturities of securities available for sale	44,701	55,742
Proceeds from redemption of FHLB stock	37	78
(Increase) decrease in purchased receivables, net	(24)	6,162
(Increase) decrease in loans, net	(36,254)	5,774
Proceeds from sale of other real estate owned	311	1,294
Decrease in loan to Elliott Cove, net	—	49
Purchases of premises and equipment	(1,368)	(794)
Net Cash (Used) Provided by Investing Activities	(9,389)	29,180
Financing Activities:
Increase (decrease) in deposits	11,266	(5,966)
(Decrease) in securities sold under repurchase agreements	(2,023)	(1,257)
(Decrease) in borrowings	(3,735)	(4,330)
Distributions to noncontrolling interest	(63)	(75)
Cash dividends paid	(1,234)	(1,112)
Net Cash Provided (Used) by Financing Activities	4,211	(12,740)
Net Change in Cash and Cash Equivalents	(25,984)	9,750
Cash and Cash Equivalents at Beginning of Period	68,556	85,591
Cash and Cash Equivalents at End of Period	$42,572	$95,341

Supplemental Information:
Income taxes paid	$786	$2
Interest paid	$720	$442
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$55	$—
Transfer of loans to other real estate owned	$181	$1,137
Transfer of premises to other real estate owned	$—	$904
Cash dividends declared but not paid	$11	$10

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. Prior to December 2014, the Company operated in a single segment: Community Banking. The Company has evaluated events and transactions through May 8, 2015 for potential recognition or disclosure. Operating results for the interim period ended March 31, 2015, are not necessarily indicative of the results anticipated for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company adopted ASU 2014-01 in its consolidated financial statements as of January 1, 2015. As a result, amortization expense related to the Company's investments in low income housing tax credit partnerships has been included in the line item entitled "Provision for income taxes" in the Consolidated Statements of Income for all periods presented.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The amendments to the Codification in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update affect the following areas: 1) the effect of related parties on the primary beneficiary determination, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, and 4) certain investment funds. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments to the Codification in ASU 2015-03 identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

3. Business Combinations
Alaska Pacific Bancshares, Inc.
On April 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") for a total purchase price of $13.9 million, which was comprised of the issuance of 290,212 shares of the Company’s common stock (at a volume weighted average closing price of $25.66 per share) and $6.4 million in cash. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the April 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The primary reason for the acquisition was to expand the Company's geographic footprint in Alaska.

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $170,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price and is included in Other Income in the Consolidated Statements of Income in this Form 10-Q. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. The Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting.

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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and we estimate that these operations added revenue of $1.9 million, non-interest expense of $1.5 million, and net income of $393,000, before taxes, for the quarter ended March 31, 2015. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $480,000 for the quarter ended March 31, 2014 were incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the three month periods ended March 31, 2014 as if the acquisition of Alaska Pacific had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Three Months Ended March 31, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$13,967	$2,095	($10)	[2]	$16,052
Net income attributable to Northrim BanCorp, Inc.	2,658	(1,282)	146	[3]	1,522
Earnings Per Share, Basic	$0.41				$0.22
Earnings Per Share, Diluted	$0.40				$0.22
Weighted Average Shares Outstanding, Basic	6,537,652				6,827,864
Weighted Average Shares Outstanding, Diluted	6,629,330				6,919,542
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes.
Residential Mortgage Holding Company, LLC
On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in RML, the parent company of Residential Mortgage, in a cash transaction valued at $29.5 million, resulting in RML becoming an indirect wholly-owned subsidiary of the Company. The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which was included in the Company's Consolidated Statements of Income in the line item entitled "Gain on purchase of mortgage affiliate". The Company utilized a market value approach to value its equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $14.8 million and a trade name intangible of $950,000. RML holds a 30% equity interest in Homestate Mortgage LLC.

The former owners of RML (the "sellers") will receive additional cash proceeds (the "earn-out" payments) based on the adjusted pretax earnings of RML for each of the twelve months periods ending November 30, 2015, 2016, 2017, 2018 and 2019. The Company recorded a $7.3 million liability as of December 1, 2014 as part of its purchase accounting for future earn-out payments. Per the purchase agreement, the earn-out payments are calculated as follows:

First tier earn-out payment	Adjusted pretax earnings greater than $1,000,000 and less than or equal to $2,000,000	Payment will be calculated as product of amount of adjusted pretax earnings times 40%
Second tier earn-out payment	Adjusted pretax earnings greater than $2,000,000 and less than or equal to $3,000,000	The first tier earn-out payment, plus the product of amount of adjusted pretax earnings greater than $2,000,000 and less than $3,000,000 times 50%
Third tier earn-out payment	Adjusted pretax earnings greater than $3,000,000 and less than or equal to $4,000,000	The first tier plus the second tier earn-out payment, plus the product of amount of adjusted pretax earnings greater than $3,000,000 and less than $4,000,000 times 70%
Fourth tier earn- out payment	Adjusted pretax earnings greater than $4,000,000 and less than or equal to $6,000,000	The first, second and third tier earn-out payment, plus the product of amount of adjusted pretax earnings greater than $4,000,000 and less than $6,000,000 times 85%
Fifth tier earn-out payment	Adjusted pretax earnings greater than $6,000,000	The first, second, third and fourth tier earn-out payment, plus the product of amount of adjusted pretax earnings greater than $6,000,000 times 55%

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

For the three months ended March 31, 2015, the Company recorded an adjustment to increase the contingent liability by $1.5 million. The increase in the contingent liability resulted from the excess of RML's pretax income from December 1, 2014 through the end of the first quarter of 2015 over and above estimates made at the close of the purchase of RML. The adjustment to the contingent liability for estimated future earn-out payments is recorded in the line item titled "Change in fair value, RML earn-out liability" in other operating expense on the Consolidated Statements of Income. The total contingent liability as of March 31, 2015 is $8.8 million.

A summary of the net assets acquired and the estimated fair value adjustments of RML are presented below:

RML
(In Thousands)	December 1, 2014

Cost basis net assets	$11,915
Cash payment made	(18,240)
Cash surrender value of life insurance paid	(3,896)
Liability for future earn out payments	(7,318)

Fair value adjustments:
Loans	(360)
Trade name intangible	950
Rate lock derivative asset	960
Investment in Homestate Mortgage, LLC	1,490
Other	(311)
Goodwill	($14,810)
A summary of assets acquired and liabilities assumed at their estimated fair values are presented below:

RML
(In Thousands)	December 1, 2014

Assets Acquired:
Cash and equivalents	$10,828
Net loans	41,304
Premises and equipment	255
Trade name intangible	950
Rate lock derivative asset	960
Investment in Homestate Mortgage LLC	3,000
Other real estate owned	270
Other assets	10,291
Total assets acquired	$67,858

Liabilities Assumed:
Borrowings	$37,541
Other liabilities	6,625
Total liabilities assumed	$44,166
The acquisition of RML is not considered significant to the Company’s financial statements under Regulation S-X; however, the Company has determined that the acquisition results in a new reporting segment, Home Mortgage Lending.
The operations of RML are included in our operating results from December 1, 2014, and added revenue of $7.4 million, non-interest expense of $5.1 million, and net income of $2.3 million, before taxes, for the three month period ended March 31, 2015. RML’s results of operations prior to the December 1, 2014 acquisition are included in our operating results under the equity method. Additionally, merger-related costs of $507,000 for the year ended December 31, 2014 were incurred and expensed in connection with the acquisition of RML and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the three month periods ended March 31, 2014 as if the acquisition of RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Three Months Ended March 31, 2014
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$13,967	$4,143	[2]	$144	[3]	$18,254
Net income attributable to Northrim BanCorp, Inc.	2,658	(426)		3,072	[4]	5,304
Earnings Per Share, Basic	$0.41					$0.81
Earnings Per Share, Diluted	$0.40					$0.80
Weighted Average Shares Outstanding, Basic	6,537,652					6,537,652
Weighted Average Shares Outstanding, Diluted	6,629,330					6,629,330
1 RML represents results from January 1 to March 31.
2 2014 amount is comprised of net interest income of $67,000 and $4.1 million of other income.
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
The following table presents unaudited combined pro forma results of operations for the three month periods ended March 31, 2014 as if the acquisition of Alaska Pacific and RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Three Months Ended March 31, 2014
		Alaska			Pro Forma		Pro Forma
	Company	Pacific[1]	RML[2]		Adjustments		Combined
Net interest and other income	$13,967	$2,095	$4,143	[3]	$134	[4]	$20,339
Net income attributable to Northrim BanCorp, Inc.	2,658	(1,282)	(426)		3,218	[5]	4,168
Earnings Per Share, Basic	$0.41						$0.61
Earnings Per Share, Diluted	$0.40						$0.60
Weighted Average Shares Outstanding, Basic	6,537,652						6,827,864
Weighted Average Shares Outstanding, Diluted	6,629,330						6,919,542
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 RML represents results from January 1 to March 31.
3 2014 amount is comprised of net interest income of $67,000 and $4.1 million of other income.
4 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit for Alaska Pacific and amount of accretion of the fair value adjustments on loans and income recognized under the equity method prior to the December 2014 acquisition for RML.

5 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes for Alaska Pacific and amount of accretion of the fair value adjustments on loans, income recognized under the equity method, gain on acquisition, earn out accretion, and the change in the provision for income taxes for RML.

4. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of March 31, 2015, the Company had one certificate of deposit totaling $3.5 million in another bank with original maturity greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

5. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$199,754	$548	$47	$200,255
Municipal securities	11,962	252	1	12,213
U.S. Agency mortgage-backed securities	976	5	2	979
Corporate bonds	38,895	412	—	39,307
Preferred stock	1,992	26	—	2,018
Total securities available for sale	$253,579	$1,243	$50	$254,772
Securities held to maturity
Municipal securities	$2,199	$97	$—	$2,296
Total securities held to maturity	$2,199	$97	$—	$2,296
December 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$226,624	$105	$539	$226,190
Municipal securities	11,843	285	4	12,124
U.S. Agency mortgage-backed securities	1,024	6	1	1,029
Corporate bonds	38,820	415	—	39,235
Preferred stock	2,999	153	—	3,152
Total securities available for sale	$281,310	$964	$544	$281,730
Securities held to maturity
Municipal securities	$2,201	$107	$—	$2,308
Total securities held to maturity	$2,201	$107	$—	$2,308

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$42,883	$47	$—	$—	$42,883	$47
Municipal Securities	208	1	—	—	208	1
Mortgage-backed Securities	172	2	—	—	172	2
Total	$43,263	$50	$—	$—	$43,263	$50

December 31, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$165,004	$539	$—	$—	$165,004	$539
Municipal Securities	567	4	—	—	567	4
Mortgage-backed Securities	117	1	—	—	117	1
Total	$165,688	$544	$—	$—	$165,688	$544

There were fourteen and twenty-nine available-for-sale securities with unrealized losses as of March 31, 2015 and December 31, 2014, respectively, that have been in a loss position for less than twelve months. There were no securities as of March 31, 2015 and December 31, 2014 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2015, $56.3 million in securities, or 22%, of the investment portfolio was pledged for deposits and borrowings, as compared to $54.1 million, or 19%, at December 31, 2014. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at March 31, 2015 and December 31, 2014.

The amortized cost and fair values of debt securities at March 31, 2015, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$199,754	$200,255	1.13%
Total	$199,754	$200,255	1.13%
U.S. Agency mortgage-backed securities
1-5 years	$50	$50	2.29%
5-10 years	289	289	3.26%
Over 10 years	637	640	2.91%
Total	$976	$979	2.98%
Corporate bonds
Within 1 year	$736	$738	0.91%
1-5 years	36,159	36,552	1.45%
5-10 years	2,000	2,017	1.07%
Total	$38,895	$39,307	1.42%
Preferred stock
Over 10 years	$1,992	$2,018	4.71%
Total	$1,992	$2,018	4.71%
Municipal securities
Within 1 year	$2,091	$2,096	0.64%
1-5 years	7,142	7,321	2.67%
5-10 years	4,928	5,092	4.54%
Total	$14,161	$14,509	3.02%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2015 and 2014 respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2015
Available for sale securities	$1,621	$114	$—
2014
Available for sale securities	$2,098	$97	$—

A summary of interest income for the three months ending March 31, 2015 and 2014 on available for sale investment securities is as follows:

(In Thousands)	2015	2014
US Treasury and government sponsored entities	$618	$335
U.S. Agency mortgage-backed securities	7	—
Other	175	258
Total taxable interest income	$800	$593
Municipal securities	$85	$137
Total tax-exempt interest income	$85	$137
Total	$885	$730

6. Loans Held for Sale
The Company acquired the remaining 76.5% of RML on December 1, 2014. RML originates 1-4 family residential mortgages and sells them to the secondary market. These loans are shown as loans held for sale on the Company's Consolidated Balance Sheet. RML originated $176.4 million and sold $158.4 million in loans during the three-month period ending March 31, 2015. Prior to December 1, 2014, the Company had a 23.5% ownership interest in RML and purchased residential loans from them.  The Company then sold these loans in the secondary market.  The Company purchased $30.5 million and sold $27.5 million in loans from RML during the three-month period ending March 31, 2014.
7.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our risk classification criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2015
AQR Pass	$307,514	$41,272	$92,382	$103,593	$291,821	$39,716	$29,833	$30,242	$936,373
AQR Special Mention	11,601	—	—	5,780	2,094	—	398	43	19,916
AQR Substandard	5,318	—	—	594	1,668	433	643	81	8,737
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$324,433	$41,272	$92,382	$109,967	$295,583	$40,149	$30,874	$30,366	$965,026
Less: Unearned origination fees, net of origination costs									(4,462)
Total loans									$960,564
December 31, 2014
AQR Pass	$291,020	$34,651	$91,195	$103,049	$282,774	$36,705	$31,118	$31,399	$901,911
AQR Special Mention	11,618	—	—	5,817	2,095	39	396	47	20,012
AQR Substandard	3,905	191	—	606	1,747	150	486	47	7,132
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Less: Unearned origination fees, net of origination costs									(4,551)
Total loans									$924,504
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

Nonaccrual loans totaled $4.8 million and  $4.7 million at March 31, 2015 and December 31, 2014, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	March 31, 2015	December 31, 2014
Commercial	$2,538	$2,031
Real estate construction one-to-four family	—	191
Real estate construction other	—	—
Real estate term owner occupied	127	135
Real estate term non-owner occupied	1,668	1,746
Real estate term other	—	39
Consumer secured by 1st deeds of trust	477	485
Consumer other	—	47
Total	$4,810	$4,674

Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
March 31, 2015
AQR Pass	$1,246	$55	$—	$—	$1,301	$935,072	$936,373
AQR Special Mention	49	—	—	—	49	19,867	19,916
AQR Substandard	166	565	—	4,810	5,541	3,196	8,737
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$1,461	$620	$—	$4,810	$6,891	$958,135	$965,026
Less: Unearned origination fees, net of origination costs							(4,462)
Total							$960,564
December 31, 2014
AQR Pass	$696	$545	$—	$—	$1,241	$900,670	$901,911
AQR Special Mention	—	—	—	—	—	20,012	20,012
AQR Substandard	40	—	—	4,674	4,714	2,418	7,132
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$736	$545	$—	$4,674	$5,955	$923,100	$929,055
Less: Unearned origination fees, net of origination costs							(4,551)
Total							$924,504

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

At March 31, 2015 and December 31, 2014, the recorded investment in loans that are considered to be impaired was $12.8 million and $11.3 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$166	$166	$—
Commercial - AQR substandard	2,729	2,874	—
Real estate construction other - AQR pass	755	755	—
Real estate term owner occupied- AQR pass	498	498	—
Real estate term owner occupied- AQR special mention	271	271	—
Real estate term owner occupied- AQR substandard	549	549	—
Real estate term non-owner occupied- AQR pass	543	543	—
Real estate term non-owner occupied- AQR special mention	2,087	2,087	—
Real estate term non-owner occupied- AQR substandard	1,668	1,668	—
Real estate term other - AQR substandard	149	149	—
Consumer secured by 1st deeds of trust - AQR pass	81	81	—
Consumer secured by 1st deeds of trust - AQR substandard	605	618	—
Subtotal	$10,101	$10,259	$—

With an allowance recorded
Commercial - AQR substandard	$2,442	$2,442	$361
Real estate term other - AQR substandard	284	284	55
Subtotal	$2,726	$2,726	$416

Commercial - AQR special mention	$166	$166	$—
Commercial - AQR substandard	5,171	5,316	361
Real estate construction other - AQR pass	755	755	—
Real estate term owner-occupied - AQR pass	498	498	—
Real estate term owner-occupied - AQR special mention	271	271	—
Real estate term owner-occupied - AQR substandard	549	549	—
Real estate term non-owner occupied - AQR pass	543	543	—
Real estate term non-owner occupied - AQR special mention	2,087	2,087	—
Real estate term non-owner occupied - AQR substandard	1,668	1,668	—
Real estate term other - AQR substandard	433	433	55
Consumer secured by 1st deeds of trust - AQR pass	81	81	—
Consumer secured by 1st deeds of trust - AQR substandard	605	618	—
Total	$12,827	$12,985	$416

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,000	3,045	—
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Subtotal	$10,491	$10,549	$—

With an allowance recorded
Commercial - AQR substandard	$806	$806	$75
Subtotal	$806	$806	$75

Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,806	3,851	75
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Total	$11,297	$11,355	$75

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$168	$3	$132	$1
Commercial - AQR substandard	3,040	29	393	4
Real estate construction one-to-four family - AQR special mention	—	—	353	6
Real estate construction other - AQR pass	763	30	—	—
Real estate construction other - AQR special mention	—	—	823	30
Real estate term owner occupied- AQR pass	499	12	511	11
Real estate term owner occupied- AQR special mention	272	5	281	6
Real estate term owner occupied- AQR substandard	640	9	869	13
Real estate term non-owner occupied- AQR pass	546	19	618	19
Real estate term non-owner occupied- AQR special mention	2,175	44	979	15
Real estate term non-owner occupied- AQR substandard	2,371	—	—	—
Real estate term other - AQR substandard	150	3	154	3
Consumer secured by 1st deeds of trust - AQR pass	81	1	87	1
Consumer secured by 1st deeds of trust - AQR substandard	677	—	—	—
Consumer other - AQR substandard	—	—	61	—
Subtotal	$11,382	$155	$5,261	$109

With an allowance recorded
Commercial - AQR special mention	$—	$—	$185	$6
Commercial - AQR substandard	2,245	—	600	—
Real estate term other - AQR substandard	284	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	185	—
Subtotal	$2,529	$—	$970	$6

Total
Commercial - AQR special mention	$168	$3	$317	$7
Commercial - AQR substandard	5,285	29	993	4
Real estate construction one-to-four family - AQR special mention	—	—	353	6
Real estate construction other - AQR pass	763	30	—	—
Real estate construction other - AQR special mention	—	—	823	30
Real estate term owner-occupied - AQR pass	499	12	511	11
Real estate term owner-occupied - AQR special mention	272	5	281	6
Real estate term owner-occupied - AQR substandard	640	9	869	13
Real estate term non-owner occupied - AQR pass	546	19	618	19
Real estate term non-owner occupied - AQR special mention	2,175	44	979	15
Real estate term non-owner occupied - AQR substandard	2,371	—	—	—
Real estate term other - AQR substandard	434	3	154	3
Consumer secured by 1st deeds of trust - AQR pass	81	1	87	1
Consumer secured by 1st deeds of trust - AQR substandard	677	—	185	—
Consumer other - AQR substandard	—	—	61	—
Total Impaired Loans	$13,911	$155	$6,231	$115

As described in Note 3 above, the Company acquired 18 purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of March 31, 2015 is $2.8 million.
Loans classified as troubled debt restructurings (“TDR”) totaled $9.0 million and  $7.7 million at March 31, 2015 and December 31, 2014, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents newly restructured loans that occurred during the three months ended March 31, 2015:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$150	$1,204	$1,354
Subtotal	$150	$1,204	$1,354
Existing Troubled Debt Restructurings	5,638	2,041	7,679
Total	$5,788	$3,245	$9,033
The following table presents newly restructured loans that occurred during the three months ended March 31, 2015, by concession (terms modified):

		March 31, 2015
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$—	$—	$900	$900
Total	2	$—	$—	$—	$900	$900
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$—	$—	$1,354	$1,354
Total	2	$—	$—	$—	$1,354	$1,354
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.

There were no charge offs in the three months ended March 31, 2015 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with a total recorded investment of $1.4 million and a specific impairment amount totaling $215,000 at March 31, 2015 and no TDRs with specific impairment at December 31, 2014, respectively.
The loans in the following table are past due, and they are nonaccrual loans. The following table presents TDRs that occurred during the last twelve months that subsequently defaulted, for the periods ending March 31, 2015 and 2014, respectively:

		March 31, 2015		March 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Real estate construction one-to-four family - AQR special mention	—	$—	1	$353
Total	—	$—	1	$353
     At March 31, 2015, the Company had no TDRs that subsequently defaulted within the twelve month period ending March 31, 2015. At December 31, 2014, the Company had no TDRs that subsequently defaulted within the twelve month period ending December 31, 2014.

8.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(107)	—	—	—	—	(81)	—	—	—	(188)
Recoveries	67	—	—	—	—	17	—	2	—	86
Provision (benefit)	488	113	10	(10)	90	164	(11)	(10)	(508)	326
Balance, end of period	$6,091	$757	$1,663	$1,570	$4,794	$756	$274	$402	$640	$16,947
Balance, end of period:
Individually evaluated
for impairment	$361	$—	$—	$—	$—	$55	$—	$—	$—	$416
Balance, end of period:
Collectively evaluated
for impairment	$5,730	$757	$1,663	$1,570	$4,794	$701	$274	$402	$640	$16,531
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	—	(9)	—	(329)
Recoveries	54	12	—	—	—	—	—	13	—	79
Provision (benefit)	144	(56)	84	(176)	(4)	118	(9)	(10)	(91)	—
Balance, end of period	$5,657	$513	$623	$1,407	$4,293	$655	$313	$384	$2,187	$16,032
Balance, end of period:
Individually evaluated
for impairment	$277	$—	$—	$—	$—	$—	$5	$—	$—	$282
Balance, end of period:
Collectively evaluated
for impairment	$5,380	$513	$623	$1,407	$4,293	$655	$308	$384	$2,187	$15,750

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2015
Balance, end of period	$324,433	$41,272	$92,382	$109,967	$295,583	$40,149	$30,874	$30,366	$965,026
Balance, end of period:
Individually evaluated
for impairment	$5,337	$—	$755	$1,318	$4,298	$433	$686	$—	$12,827
Balance, end of period:
Collectively evaluated
for impairment	$319,096	$41,272	$91,627	$108,649	$291,285	$39,716	$30,188	$30,366	$952,199
December 31, 2014
Balance, end of period	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Balance, end of period:
Individually evaluated
for impairment	$3,976	$191	$772	$1,332	$4,346	$150	$530	$—	$11,297
Balance, end of period:
Collectively evaluated
for impairment	$302,567	$34,651	$90,423	$108,140	$282,270	$36,744	$31,470	$31,493	$917,758

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
March 31, 2015
Individually evaluated for impairment
AQR Substandard	$416	$361	$—	$—	$—	$—	$55	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	15,065	5,128	757	1,663	1,379	4,794	701	267	376	—
AQR Special Mention	793	594	—	—	191	—	—	7	1	—
AQR Substandard	33	8	—	—	—	—	—	—	25	—
Unallocated	640	—	—	—	—	—	—	—	—	640
	$16,947	$6,091	$757	$1,663	$1,570	$4,794	$756	$274	$402	$640
December 31, 2014
Individually evaluated for impairment:
AQR Substandard	$75	$75	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	14,643	4,938	644	1,653	1,382	4,703	651	278	394	—
AQR Special Mention	832	621	—	—	198	—	5	7	1	—
AQR Substandard	25	9	—	—	—	1	—	—	15	—
Unallocated	1,148	—	—	—	—	—	—	—	—	1,148
	$16,723	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of March 31, 2015, the Company has one segment and class of purchased receivables.  There were no purchased receivables past due at March 31, 2015 or December 31, 2014, respectively, and there were no restructured purchased receivables at March 31, 2015 or December 31, 2014.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2015, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2015	December 31, 2014
Purchased receivables	$15,597	$15,543
Reserve for purchased receivable losses	(265)	(289)
Total	$15,332	$15,254

The following table sets forth information regarding changes in the purchased receivable reserve for the three month periods ending March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$289	$273
Charge-offs	—	—
Recoveries	30	—
Charge-offs net of recoveries	30	—
Reserve for (recovery from) purchased receivables	(54)	(37)
Balance at end of period	$265	$236

The Company did not record any charge-offs in the first three months of 2015 or 2014, respectively.

10. Goodwill and Intangible Assets
The Company acquired Alaska Pacific on April 1, 2014. The Company did not record goodwill related to the acquisition of Alaska Pacific. The Company recorded a core deposit intangible of $623,000 related to deposits acquired from Alaska Pacific that will be amortized over its estimated useful life of ten years using an accelerated method. See Note 3 above for further discussion of this transaction.
The Company acquired the remaining 76.5% of RML on December 1, 2014. The Company recorded $14.8 million of goodwill and $950,000 of trade name intangible as part of the acquisition of RML. These assets have indefinite useful lives and are not amortized. See Note 3 above for further discussion of this transaction.
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There was no indication of impairment as of

March 31, 2015. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2015 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

11.  Deposit Activities
Total deposits at March 31, 2015 and December 31, 2014 were $1.2 billion and $1.2 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2015, the Company had $147.3 million in certificates of deposit as compared to certificates of deposit of $142.2 million at December 31, 2014. At March 31, 2015, $75.1 million, or 51%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $81.9 million, or 58%, of total certificates of deposit at December 31, 2014.

12.  Derivatives
The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate. The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of the customer’s interest rate swap. The Company has an agreement with its counterparty that contains a provision that provides that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $262,000 and zero in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of March 31, 2015 and December 31, 2014, respectively.
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $23.0 million and $23.6 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the notional amount of interest rate swaps is made up of two swaps totaling $11.5 million, a variable to fixed rate swap to a commercial loan customer and two swaps totaling $11.5 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the first quarter of 2015. The Company did not recognize any fee income related to interest rate swaps in the three month periods ending March 31, 2015 or 2014, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
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
RML enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $81.2 million and $39.6 million at March 31, 2015 and December 31, 2014, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2015 and December 31, 2014:

(In Thousands)	Asset Derivatives
		March 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$198	$78
Interest rate lock commitments	Other assets	1,972	841
Total		$2,170	$919

(In Thousands)	Liability Derivatives
		March 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$597	$158
The following table presents the gains of derivatives not designated as hedging instruments at March 31, 2015:

(In Thousands)	Income Statement Location	March 31, 2015
Interest rate contracts	Mortgage banking income	$787

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2015 and 2014, the Company recognized $22,000 and $16,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
There were no exercises of stock options in the three months ended March 31, 2015 and 2014, respectively.
There were no stock options granted in the first quarter of 2015.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2015 and 2014, the Company recognized $96,000 and $91,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first quarter of 2015.
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
Loans held for sale:  Due to the short term nature of these instruments, the carrying amounts reported in the balance sheet approximate their fair values.
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
Mortgage servicing rights: MSR are measured at fair value on a recurring basis. These assets are classified as Level 3. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
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

Contingent liability, earn-out payments related to acquisition of RML: The contingent liability for estimated earn-out payments included as a portion of the purchase price for RML is recorded in the balance sheet at it estimated fair value, and fair value adjustments to the liability are reported in other operating expense. The fair value for this contingent liability is estimated based on management's assessment of expected pre-tax income at RML over the remaining earn out period. These cash flows are discounted to present value using the appropriate FHLB borrowing rate, Inputs to this assessment include the general economic conditions in our markets that impact mortgage loan originations, current and anticipated trends in local market demand for mortgage, including interest rates, and RML's estimated market share.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that the they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	March 31, 2015		December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$46,072	$46,072	$72,056	$72,056
Investment securities	34,912	34,912	45,570	45,570

Level 2 inputs:
Investment securities	225,426	225,523	241,765	241,872
Accrued interest receivable	3,784	3,784	3,373	3,373
Interest rate contracts	198	198	78	78

Level 3 inputs:
Loans and loans held for sale, net	1,005,490	1,008,133	951,647	957,643
Purchased receivables, net	15,332	15,332	15,254	15,254
Interest rate lock commitments	1,972	1,972	841	841
Mortgage servicing rights	971	971	1,010	1,010

Financial liabilities:
Level 2 inputs:
Deposits	$1,191,013	$1,191,365	$1,179,747	$1,180,136
Securities sold under repurchase agreements	17,820	17,820	19,843	19,843
Borrowings	22,569	22,716	26,304	26,485
Accrued interest payable	52	52	18	18
Interest rate contracts	597	597	158	158
Level 3 inputs:
RML earn-out liability	8,850	8,850	7,324	7,324
Junior subordinated debentures	18,558	17,242	18,558	17,239

Unrecognized financial instruments:
Commitments to extend credit(1)	$220,008	$2,200	$219,349	$2,193
Standby letters of credit(1)	5,963	60	6,004	60
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$200,255	$15,151	$185,104	$—
Municipal securities	12,213	—	12,213	—
U.S. Agency mortgage-backed securities	979	—	979	—
Corporate bonds	39,307	17,743	21,564	—
Preferred stock	2,018	2,018	—	—
Total available for sale securities	$254,772	$34,912	$219,860	$—
Interest rate contracts	$198	$—	$198	$—
Interest rate lock commitments	1,972	—	—	1,972
Mortgage servicing rights	971	—	—	971
Total other assets	$3,141	$—	$198	$2,943
Liabilities:
Interest rate contracts	$597	$—	$597	$—
December 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$226,190	$15,545	$210,645	$—
Municipal securities	12,124	—	12,124	—
U.S. Agency mortgage-backed securities	1,029	—	1,029	—
Corporate bonds	39,235	26,873	12,362	—
Preferred stock	3,152	3,152	—	—
Total available for sale securities	$281,730	$45,570	$236,160	$1,851
Interest rate contracts	$78	$—	$78	$—
Interest rate lock commitments	841	—	—	841
Mortgage servicing rights	1,010	—	—	1,010
Total other assets	$1,929	$—	$78	$1,851
Liabilities:
Interest rate contracts	$158	$—	$158	$—

As of and for the three months ending March 31, 2015 and 2014, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
March 31, 2015
Loans measured for impairment	$2,725	$—	$—	$2,725	$340
Other real estate owned	649	—	—	649	268
Total	$3,374	$—	$—	$3,374	$608
March 31, 2014
Loans measured for impairment	$807	$—	$—	$807	$271
Other real estate owned	—	—	—	—	—
Total	$807	$—	$—	$807	$271

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	25% - 100%
		Cash flows	NA(1)
Other real estate owned	Fair value of collateral	Estimated selling and holding costs	7% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	92.3%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.95% - 25.77%
		Discount rate	9.25% - 10%
RML earn-out liability	Discounted cash flow	Financial projections of mortgage operations	0.47% - 1.99%
(1)  Fair value of impaired collateral dependent loans was calculated using contractual cash flows for specific impaired loan.

15.  Segment Information
The Company operates two primary segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2015, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Prior to December 1, 2014, Home Mortgage Lending income was limited to equity in earnings from RML.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$13,990	$396	$14,386
Interest expense	474	280	754
Net interest income	13,516	116	13,632
Provision (benefit) for loan losses	326	—	326
Other operating income	3,252	7,283	10,535
Other operating expense	13,324	5,137	18,461
Income before provision for income taxes	3,118	2,262	5,380
Provision for income taxes	813	934	1,747
Net income	2,305	1,328	3,633
Less: net income attributable to the noncontrolling interest	72	—	72
Net income attributable to Northrim BanCorp	$2,233	$1,328	$3,561

	Three Months Ended March 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$11,673	$—	$11,673
Interest expense	440	—	440
Net interest income	11,233	—	11,233
Provision (benefit) for loan losses	—	—	—
Other operating income (loss)	2,865	(131)	2,734
Other operating expense	9,967	—	9,967
Income before provision for income taxes	4,131	(131)	4,000
Provision for income taxes	1,351	(54)	1,297
Net income (loss)	2,780	(77)	2,703
Less: net income attributable to the noncontrolling interest	45	—	45
Net income (loss) attributable to Northrim BanCorp	$2,735	($77)	$2,658

March 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,369,167	$78,817	$1,447,984
Loans held for sale	$—	$61,873	$61,873
Borrowings	$2,153	$20,416	$22,569

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,391,862	$57,487	$1,449,349
Loans held for sale	$—	$43,866	$43,866
Borrowings	$2,164	$24,140	$26,304

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; expected cost savings, synergies and other related benefits from the merger of Northrim with Alaska Pacific might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected; financial benefits from the acquisition of Residential Mortgage Holding Company, LLC might not be realized within the expected timeframes and costs or difficulties relating to integration matters might be greater than expected; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report, and in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, and the valuation of other real estate owned.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2014. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.
Update on Economic Conditions
Despite the long-term concerns of the impact of low oil prices on energy dependent states, including Alaska, the Company believes that our economy is showing resilience and stability in the early stages of this oil price cycle. Unlike most states in the nation, Alaska state government has built $66 billion in reserves, of which $14 billion can be used to finance expected state government funding gaps. Employment in most sectors of the state, with the exception of state workers, has been stable, and we are continuing to see projects already underway on the North Slope progressing. Alaska's conventional oil is believed to have a longer term investment cycle that is less impacted by short to mid-term swings in energy prices. We estimate that approximately 8% of portfolio loans as of March 31, 2015, have direct exposure to the oil and gas industry in Alaska.
Highlights and Summary of Performance - First Quarter of 2015
The acquisitions of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") and Residential Mortgage Holding Company, LLC ("RML"), that were completed in 2014 contributed to the increase in net income in the first quarter of 2015 as compared to the same period in 2014, along with organic growth in loans and deposits of 9% and 4%, respectively, in our core banking operations. These acquisitions resulted in increases in the Company's net interest income, other operating income, other operating expense, and the provision for loan losses. Additionally, management determined that as a result of the acquisition of RML, the Company now operates two business segments: Community Banking and Home Mortgage Lending, with RML's operations falling under the Home Mortgage Lending segment. See Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion on our business segments and results of operations for each such business segment.
Activity at RML is historically slow in the first quarter of the year, but increased mortgage originations generated increased net income at RML in the first quarter of 2015 as compared to the first quarter of 2014. The Company believes that lower fees for Federal Housing Authority borrowers, combined with continuing low mortgage rates contributed to the increased mortgage origination activity during this period. Other operating expense also increased in the first quarter of 2015 due to a $1.5 million adjustment to the contingent liability earn-out payments related to the RML acquisition. The increase in the contingent liability resulted from the excess of RML's pretax income from December 1, 2014 through the end of the first quarter of 2015 over and above estimates made at the close of the purchase of RML.

•
Total revenues, which include net interest income plus other operating income, were $24.2 million in the first quarter of 2015, a 73% increase from total revenues of $14.0 million in the first quarter a year ago.

•	Net interest income increased to $13.6 million in the first quarter of 2015, compared to $11.2 million in the quarter ended March 31, 2014.

•
Other operating income, which includes revenues from our financial services affiliates, service charges, electronic banking, and gain on sale from premises and equipment, were 44% of total revenues in the first quarter of 2015, as compared to 20% in the first quarter a year ago.

•
Northrim paid a quarterly cash dividend of $0.18 per share in March of 2015, compared to the $0.17 per share dividend paid in March 2014. The dividend provides a yield of approximately 2.9% at current market share prices.

•
Tangible book value[1] was $20.92 per share at March 31, 2015 as compared to $20.48 per share at December 31, 2014. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-

GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value consists of total shareholders’ equity divided by the number of shares outstanding. Book value per share was $24.42 at March 31, 2015, compared to $23.99 at December 31, 2014.

•	Average portfolio loans increased 1% to $946.1 million for the first quarter of 2015 as compared to $938.2 million for the fourth quarter of 2014, reflecting organic loan growth.

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2015, of 12.71%, compared to 13.06% at December 31, 2014. The decrease in Tier 1 Capital to Risk Adjusted Assets at March 31, 2015 is a result of the new BASEL III requirements.

•
Tangible common equity to tangible assets[2] was 10.07% at March 31, 2015, compared to 9.85% December 31, 2014. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 11.56% at March 31, 2015 as compared to 11.35% at December 31, 2014.

1 Tangible book value is a non-GAAP measure defined as shareholders' equity, less intangible assets, divided by shares outstanding. The reconciliation of tangible book value per share to book value per share is shown in the table below:

(In thousands, except per share data)	March 31, 2015	December 31, 2014
Total shareholders' equity	$167,384	$164,441
Divided by common shares outstanding	6,854,189	6,854,189
Book value per share	$24.42	$23.99

(In thousands, except per share data)	March 31, 2015	December 31, 2014
Total shareholders' equity	$167,384	$164,441
Less: goodwill and intangible assets, net	23,962	24,035
	$143,422	$140,406
Divided by common shares outstanding	6,854,189	6,854,189
Tangible book value per share	$20.92	$20.48

2 Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. This ratio has received more attention over the past several years from stock analysts and regulators. The GAAP measure of common equity to assets would be total equity to total assets. The reconciliation of total shareholders' equity to tangible common shareholders' equity (non-GAAP) and total assets to tangible assets is shown in the table below:

(In Thousands)	March 31, 2015	December 31, 2014
Total shareholders' equity	$167,384	$164,441
Less: goodwill and other intangible assets, net	23,962	24,035
Tangible common shareholders' equity	$143,422	$140,406
Total assets	$1,447,984	$1,449,349
Less: goodwill and other intangible assets, net	23,962	24,035
Tangible assets	$1,424,022	$1,425,314
Tangible common equity ratio	10.07%	9.85%

The Company reported net income and diluted earnings per share of $3.6 million and $0.51, respectively, for the first quarter of 2015 compared to net income and diluted earnings per share of $2.7 million and $0.40, respectively, for the first quarter of 2014. The increase in net income in 2015 as compared to the same period of 2014 was primarily the result of $7.3 million mortgage banking income recognized from RML's home mortgage lending operations combined with increased interest and fees on loans mainly resulting both from loans added in connection with our acquisition of Alaska Pacific and organic loan growth. These increases were partially offset by increased salaries and occupancy expenses primarily resulting from these acquisitions as well as a $1.5 million expense recorded in connection with the change in fair value of our earn-out liability associated with the acquisition of RML. Additionally, the increases in the Company's other operating income and net interest income for the first quarter of 2015 compared to the same period in 2014 were partially offset by a loan loss provision of $326,000 recorded for the first three months of 2015 compared to no loan loss provision in the same period of 2014, primarily due to the increase in loan balances in the first quarter of 2015.
The Company’s total assets were $1.4 billion at both March 31, 2015 and December 31, 2014. Increases in portfolio loans and loans held for sale were mostly offset by decreases in investment securities available for sale and interest bearing deposits in other banks. Net loans increased to $943.6 million at March 31, 2015 as compared to $907.8 million at December 31, 2014 due to increases in commercial, commercial real estate, and construction loans in the first quarter of 2015.
Credit Quality
Nonperforming assets: Nonperforming assets at March 31, 2015 decreased $281,000, or 3% to $9.0 million as compared to $9.3 million at December 31, 2014. Nonaccrual loans increased $136,000 to $4.8 million and total other real estate owned, or "OREO" decreased $398,000 to $4.2 million at March 31, 2015 as compared to $4.7 million and $4.6 million at December 31, 2014, respectively. Nonperforming purchased receivables were zero at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes OREO activity for the three month periods ending March 31, 2015 and 2014:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance, beginning of the period	$4,607	$2,402
Transfers from loans	181	1,137
Transfers from premises and equipment	—	904
Proceeds from the sale of other real estate owned	(311)	(1,294)
Gain on sale of other real estate owned, net	—	294
Impairment on other real estate owned	(268)	—
Balance at end of period	$4,209	$3,443

Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At March 31, 2015, management had identified potential problem loans of $17.4 million as compared to potential problem loans of $18.0 million at December 31, 2014.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $5.8 million in loans classified as TDRs that were performing and $3.2 million in TDRs included in nonaccrual loans at March 31, 2015 for a total of $9.0 million. At December 31, 2014 there were $5.4 million in loans classified as TDRs that were performing and $2.3 million in TDRs included in nonaccrual loans for a total of $7.7 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the first quarter of 2015 increased $903,000, or 34%, to $3.6 million as compared to $2.7 million for the same period in 2014. The increase in net income for the three month period ending March 31, 2015 as compared to the same period in 2014 was primarily due to the acquisition of Alaska Pacific in the second quarter of 2014 and the acquisition of the remaining 76.5% of RML in the fourth quarter of 2014.
Net Interest Income  / Net Interest Margin
Net interest income for the first quarter of 2015 increased $2.4 million, or 21%, to $13.6 million as compared to $11.2 million for the first quarter in 2014. The Company's net interest income as a percentage of average interest-earning assets on a tax equivalent basis increased by 11 basis points to 4.39% for the three month period ending March 31, 2015, as compared to the same period in 2014. The increase in both net interest income and the net interest margin in the first quarter of 2015 as compared to the first quarter of 2014 is primarily the result of increased average loan balances.
Average loans, the largest category of interest-earning assets, increased by $175.8 million, or 23% to $946.1 million in the three-month period ending March 31, 2015, as compared to the same period in 2014. Total interest income from loans increased $2.4 million for the first quarter of 2015 as compared to the same period in 2014, mainly due to increased average balances. Average balances increased across all loan types primarily as a result of loans acquired in connection with our acquisition of Alaska Pacific. Additionally, average loan balances from the Company's legacy operations (excluding the impact of loans associated with the operations of Alaska Pacific) increased in the first quarter of 2015, as compared to the same period a year ago.
Average investments decreased by $15.9 million, or 5% to $285.6 million in the three-month period ending March 31, 2015 as compared to the same period in 2014 mainly as a result of proceeds from called and matured investments being used to fund our growth in loans. Interest income from investments increased $155,000 or 21% for this same period primarily due to increased volume and average yields on long-term investments which were partially offset by decreased average balances on short-term investments.
Average interest-bearing liabilities increased $164.5 million, or 24%, to $842.2 million during the first quarter of 2015 as compared to $677.7 million, for the same period in 2014. These increases were primarily the result of additional average interest-bearing deposit balances acquired in connection with our acquisition of Alaska Pacific and increased borrowings resulting from a warehouse line of credit acquired as a result of our acquisition of RML. Additionally, certificates of deposits increased as a result of a campaign the Company ran in the fourth quarter of 2014. The average cost of interest-bearing liabilities increased $314,000, or 71%, for the three-month period ending March 31, 2015, respectively, as compared to the same period in 2014, primarily as a result of the increases in average balances for both deposits and borrowings combined with increases in interest rates. Interest rates on deposits increased due to a change in the mix of the Company's deposits. Certificates of deposits accounted for 12% and 9% of total deposits at March 31, 2015 and 2014, respectively. Additionally, interest rates on short term borrowings increased mainly due to the Company's acquisition of RML and their higher cost short term funding lines used to fund mortgage originations.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ending March 31, 2015 and 2014:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2015	2014	$	%	2015	2014	$	%	2015	2014	Change
Loans[1,2]	$946,074	$770,278	$175,796	23%	$13,071	$10,730	$2,341	22%	5.63%	5.72%	(0.09)%
Loans held for sale	43,361	6,604	36,757	557%	396	141	255	181%	3.70%	4.14%	(0.44)%
Short-term investments	14,809	58,137	(43,328)	(75)%	11	49	(38)	(78)%	0.30%	0.34%	(0.04)%
Long-term investments	270,743	243,306	27,437	11%	908	753	155	21%	1.47%	1.39%	0.08%
Total investments	285,552	301,443	(15,891)	(5)%	919	802	117	15%	1.43%	1.21%	0.22%
Interest-earning assets	1,274,987	1,078,325	196,662	18%	14,386	11,673	2,713	23%	4.62%	4.45%	0.17%
Nonearning assets	154,204	101,560	52,644	52%
Total	$1,429,191	$1,179,885	$249,306	21%

Interest-bearing deposits	$775,172	$635,261	$139,911	22%	$477	$286	$191	67%	0.25%	0.18%	0.07%
Borrowings	67,029	42,437	24,592	58%	277	154	123	80%	1.83%	1.44%	0.39%
Total interest-bearing liabilities	842,201	677,698	164,503	24%	754	440	314	71%	0.36%	0.26%	0.10%
Demand deposits and other noninterest
-bearing liabilities	420,065	356,041	64,024	18%
Equity	166,925	146,146	20,779	14%
Total	$1,429,191	$1,179,885	$249,306	21%
Net interest income					$13,632	$11,233	$2,399	21%
Net tax equivalent margin on interest earning assets[3]									4.39%	4.28%	0.11%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $824,000 and $705,000 in the first quarter of 2015 and 2014, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.6 million and $1.6 million in the first quarter of 2015 and 2014 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2015 and 2014. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.81% and 4.17%, respectively, for the first quarter of 2015 and 2014. The following table is a reconciliation of tax-equivalent net interest margin to net interest margin:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net interest income	$13,632	$11,233
Divided by average interest-bearing assets	1,274,987	1,078,325
Net interest margin	4.28%	4.17%

(In Thousands)	2015	2014
Net interest income	$13,632	$11,233
Plus: reduction in tax expense related to
tax-exempt interest income	371	292
	$14,003	$11,525
Divided by average interest-bearing assets	1,274,987	1,078,325
Tax-equivalent net interest margin	4.39%	4.28%
The following tables sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month period ending March 31, 2015 and 2014.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three months ended March 31, 2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,450	($183)	$2,267
Loans held for sale	335	(6)	329
Short-term investments	(33)	(5)	(38)
Long-term investments	102	53	155
Total interest income	$2,854	($141)	$2,713

Interest Expense:
Interest-bearing deposits	$69	$122	$191
Borrowings	84	39	123
Total interest expense	$153	$161	$314

Provision for Loan Losses
The provision for loan losses was $326,000 in the first quarter of 2015 compared to no provision for loan losses in the same period of 2014. The increase in the provision for loan losses in the first quarter of 2015 as compared to the first quarter of 2014 is primarily the result of the increase in total portfolio loans. At March 31, 2015, the Allowance was $16.9 million, or 1.76% of total loans as compared to $16.7 million, or 1.81% of total loans at December 31, 2014. Nonperforming loans compared to total portfolio loans decreased to 0.50% at March 31, 2015 from 0.51% at December 31, 2014, and the Allowance compared to nonperforming loans decreased to 352% at March 31, 2015 from 358% at December 31, 2014. See additional analysis of the Allowance in the Balance Sheet Overview section.

Other Operating Income
Other operating income for the three-month period ending March 31, 2015, increased $7.8 million, or 285%, to $10.5 million as compared to the same period in 2014. This increase is primarily the result of $7.3 million in mortgage banking income recognized from RML in the first quarter of 2015. The Company acquired the remaining 76.5% of RML on December 1, 2014 making RML a wholly-owned, consolidated subsidiary of the Company. RML's results of operations prior to the December 1, 2014 acquisition were included in our operating results under the equity method. Additionally, in the first quarter of 2015 compared to the same period in 2014, the Company recognized an increase of $122,000 in internet banking income mostly due to increased deposit account balances, an increase of $108,000 in purchased receivable income mostly due to higher purchased receivable balances, and an increase in other income of $225,000. The increase in other income is primarily the result of a $103,000 increase in rental income. These increases were partially offset by a decrease of $99,000 in employee benefit plan income in the first quarter of 2015 compared to the same period of 2014.
Other Operating Expense
Other operating expense for the first quarter of 2015 increased $8.5 million, or 85%, to $18.5 million as compared to the same period in 2014, mainly reflecting an increase in salaries and other personnel expense of $4.6 million in the first quarter of 2015 as compared to the first quarter of 2014 and an expense of $1.5 million incurred in the first quarter of 2015 related to the earn out liability attributable to the RML acquisition. Additionally, occupancy expense and OREO expense net of rental income and gains on sales increased $727,000 and $535,000, respectively, in the first quarter of 2015 as compared to the first quarter of 2014. The increase in salaries and other personnel expense was primarily due to an increase in average full time equivalent employees from 263 at March 31, 2014 to 426 at March 31, 2015, primarily due to the acquisitions of Alaska Pacific and RML. Occupancy expense increased primarily due to the acquisition of Alaska Pacific and RML which increased the number of bank and home mortgage lending branches maintained by the Company. OREO expense net of rental income and gains on sales increased primarily due to an increase in impairment on OREO properties and a decrease in sales of OREO properties.
Income Taxes
The provision for income taxes for the three-month period ending March 31, 2015 increased $450,000, or 35%, respectively, as compared to the same period in 2014 primarily due to the increase in pre-tax net income. The effective tax rate for the three-month periods ending March 31, 2015 and 2014 was 33% and 32%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at March 31, 2015 decreased $27.0 million, or 9%, to $257.0 million from $283.9 million at December 31, 2014. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases. The Company used proceeds from the net decrease in investment securities to fund loan growth in the first three months of 2015.
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
Portfolio loans increased by $36.1 million, or 4%, to $960.6 million at March 31, 2015 from $924.5 million at December 31, 2014, primarily the result of organic growth in commercial and real estate construction loans.

The following table details loan balances by loan type as of the dates indicated:

	March 31, 2015		December 31, 2014
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$324,433	33.8%	$306,543	33.2%
Real estate construction one-to-four family	41,272	4.3%	34,842	3.8%
Real estate construction other	92,382	9.6%	91,195	9.9%
Real estate term owner occupied	109,967	11.4%	109,472	11.8%
Real estate term non-owner occupied	295,583	30.8%	286,616	31.0%
Real estate term other	40,149	4.2%	36,894	4.0%
Consumer secured by 1st deeds of trust	30,874	3.2%	32,000	3.5%
Consumer other	30,366	3.2%	31,493	3.4%
Subtotal	$965,026		$929,055
Less: Unearned origination fee,
net of origination costs	(4,462)	(0.5)%	(4,551)	(0.5)%
Total loans	$960,564		$924,504

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of March 31, 2015 and December 31, 2014, 7% and 6% of nonperforming loans, which totaled $4.8 million and $4.7 million, respectively, had partially charged-off balances.
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
At March 31, 2015, the unallocated portion of the Allowance as a percentage of the total Allowance was 4%. The unallocated portion of the Allowance as a percentage of the total Allowance was 7% at December 31, 2014.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans purchased from Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. There was no allowance related to acquired loans at March 31, 2015.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$16,723	$16,282
Charge-offs:
Commercial	107	320
Real estate term other	81	—
Consumer other	—	9
Total charge-offs	188	329
Recoveries:
Commercial	67	54
Real estate construction one-to-four family	—	12
Real estate term other	17	—
Consumer other	2	13
Total recoveries	86	79
Net, charge-offs	102	250
Provision for loan losses	326	—
Balance at end of period	$16,947	$16,032

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits were relatively flat with a balance of $1.2 billion at March 31, 2015 and December 31, 2014, respectively.
Noninterest-bearing demand deposits increased $6.9 million to $410.5 million at March 31, 2015, from $403.5 million at December 31, 2014. The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at both March 31, 2015 and December 31, 2014. Savings account balances at March 31, 2015 were up 4% as compared to December 31, 2014. At March 31, 2015, noninterest-bearing demand deposits accounted for 35% of total deposits, interest-bearing demand accounts were 15%, savings deposits were 11%, money market balances accounted for 19%, the Alaska CD accounted for 8% and time certificates were 12% of total deposits. There were no depositors with deposits representing 10% or more of total deposits at March 31, 2015 or December 31, 2014.
Borrowings
The Company has a maximum line of credit with the Federal Home Loan Bank of Seattle, or "FHLB" approximating 25% of eligible assets. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at March 31, 2015, the Company’s maximum borrowing line from the FHLB, was $203.3 million, representing approximately 14% of the Company’s assets. The Company has an outstanding FHLB advance of $2.2 million as of both March 31, 2015 and December 31, 2014, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualified for a long term fixed interest rate of 3.12%. This FHLB borrowing has an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.

The Company, through RML, had borrowings of $20.4 million and $24.1 million at March 31, 2015 and December 31, 2014, respectively. This borrowing is a line of credit used by RML to fund mortgage originations that matures on August 12, 2015.
At March 31, 2015 and December 31, 2014, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $46.1 million of cash and due from banks and interest bearing deposits in other banks and $198.5 million in unpledged available for sale securities held at March 31, 2015, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Seattle and the Federal Reserve Bank of approximately $378.1 million as of March 31, 2015.
At March 31, 2015, $56.3 million in securities, or 22%, of the investment portfolio was pledged, as compared to $54.1 million, or 19%, at December 31, 2014. As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $20.8 million for the first three months of 2015 primarily due to net originations of loans held for sale and an increase in other liabilities. Net cash used by investing activities was $9.4 million for the same period, primarily due to an increase in both loans and purchases of investment securities available for sale being partially offset by the proceeds from sales and maturities of securities available for sale. Net cash provided by financing activities was $4.2 million, primarily due to an increase in deposits.
The Company did not issue any shares of its common stock in the first quarter of 2015 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2015, the Company had 6,854,189 shares of its common stock outstanding.
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
Effective January 1, 2015, both the Company and the Bank are required to meet more stringent minimum capital requirements standards, commonly referred to as “Basel III”. As such, the ratios presented as of March 31, 2015 are calculated under the new regulations of Basel III. The ratios presented as of December 31, 2014 are calculated under the prior regulations of Basel II.
The requirements address both risk-based capital and leverage capital. At March 31, 2015, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2015.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

March 31, 2015
Common equity tier 1 capital	4.50%	6.50%	11.28%	11.70%
Tier 1 risk-based capital	6.00%	8.00%	12.71%	11.71%
Total risk-based capital	8.00%	10.00%	13.96%	12.95%
Leverage ratio	4.00%	5.00%	10.35%	10.73%
December 31, 2014
Tier 1 risk-based capital	4.00%	6.00%	13.06%	12.05%
Total risk-based capital	8.00%	10.00%	14.31%	13.30%
Leverage ratio	4.00%	5.00%	11.21%	10.35%

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
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2015 and December 31, 2014, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $220.0 million and $219.3 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $112,000 at March 31, 2015 and December 31, 2014, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments

At March 31, 2015 the Company has capital commitments of $2.1 million related to the construction of a new branch locations and $999,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the second and third quarters of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2015 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2015, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors have not materially changed as of March 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending March 31, 2015.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Joseph M. Schierhorn dated March 26, 2015
10.2	Employment Agreement with Joseph M. Beedle dated March 26, 2015
10.3	Employment Agreement with Latosha M. Frye dated March 26, 2015
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
NORTHRIM BANCORP, INC.

May 8, 2015	By	/s/ Joseph M. Beedle
Joseph M. Beedle
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)