Form 10-Q
period 2015-06-30
NORTHRIM BANCORP INC
filed 2015-08-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 10, 2015 was 6,854,413.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$44,017	$36,036
Interest bearing deposits in other banks	60,054	36,020

Investment securities available for sale	225,868	281,730
Investment securities held to maturity	2,197	2,201
Total portfolio investments	228,065	283,931

Investment in Federal Home Loan Bank stock	1,817	3,404

Loans held for sale	73,593	43,866

Loans	974,849	924,504
Allowance for loan losses	(17,418)	(16,723)
Net loans	957,431	907,781
Purchased receivables, net	14,048	15,254
Accrued interest receivable	3,399	3,373
Other real estate owned, net	2,807	4,607
Premises and equipment, net	37,942	35,643
Goodwill	22,334	22,334
Other intangible assets, net	1,555	1,701
Other assets	53,269	55,399
Total assets	$1,500,331	$1,449,349
LIABILITIES
Deposits:
Demand	$455,358	$403,523
Interest-bearing demand	173,952	185,114
Savings	129,938	122,588
Alaska CDs	97,592	99,736
Money market	232,877	226,574
Certificates of deposit less than $100,000	57,390	58,249
Certificates of deposit greater than $100,000	91,610	83,963
Total deposits	1,238,717	1,179,747
Securities sold under repurchase agreements	17,895	19,843
Borrowings	22,309	26,304
Junior subordinated debentures	18,558	18,558
Other liabilities	31,770	40,456
Total liabilities	1,329,249	1,284,908
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,854,413 and 6,854,189 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,854	6,854
Additional paid-in capital	61,965	61,729
Retained earnings	101,343	95,493
Accumulated other comprehensive income	643	247
Total Northrim BanCorp shareholders' equity	170,805	164,323
Noncontrolling interest	277	118
Total shareholders' equity	171,082	164,441
Total liabilities and shareholders' equity	$1,500,331	$1,449,349
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$14,135	$13,082	$27,602	$23,953
Interest on investment securities available for sale	759	750	1,644	1,480
Interest on investment securities held to maturity	25	22	48	45
Interest on deposits in other banks	24	41	35	90
Total Interest Income	14,943	13,895	29,329	25,568
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	748	484	1,502	924
Net Interest Income	14,195	13,411	27,827	24,644
Provision for loan losses	376	(1,136)	702	(1,136)
Net Interest Income After Provision for Loan Losses	13,819	14,547	27,125	25,780
Other Operating Income
Mortgage banking income	7,839	—	15,122	—
Employee benefit plan income	931	878	1,708	1,754
Electronic banking income	700	604	1,322	1,104
Service charges on deposit accounts	568	607	1,058	1,083
Purchased receivable income	562	484	1,151	965
Gain on sale of securities, net	16	349	130	446
Equity in earnings from RML	—	355	—	224
Other income	947	829	1,607	1,264
Total Other Operating Income	11,563	4,106	22,098	6,840
Other Operating Expense
Salaries and other personnel expense	11,125	6,839	21,675	12,759
Occupancy expense	1,594	1,112	3,198	1,989
Professional and outside services	791	219	1,542	624
Marketing expense	642	394	1,259	1,008
Change in fair value, RML earn-out liability	587	—	2,089	—
Equipment expense	428	359	862	657
Insurance expense	345	284	669	469
Software expense	337	354	649	614
Internet banking expense	227	213	447	413
Intangible asset amortization expense	72	81	145	133
Merger and acquisition expense	—	312	—	705
Reserve for (recovery from) purchased receivables	(18)	243	(72)	206
OREO (income) expense, net rental income and gains on sale	(121)	(9)	176	(247)
Other operating expense	1,744	1,219	3,575	2,258
Total Other Operating Expense	17,753	11,620	36,214	21,588
Income Before Provision for Income Taxes	7,629	7,033	13,009	11,032
Provision for income taxes	2,686	2,569	4,433	3,866
Net Income	4,943	4,464	8,576	7,166
Less: Net income attributable to the noncontrolling interest	162	95	234	139
Net Income Attributable to Northrim BanCorp, Inc.	$4,781	$4,369	$8,342	$7,027
Earnings Per Share, Basic	$0.70	$0.64	$1.22	$1.05
Earnings Per Share, Diluted	$0.69	$0.63	$1.20	$1.04
Weighted Average Shares Outstanding, Basic	6,854,338	6,829,897	6,854,264	6,683,897
Weighted Average Shares Outstanding, Diluted	6,941,671	6,919,568	6,938,879	6,774,434

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net income	$4,943	$4,464	$8,576	$7,166
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($152)	$612	$736	$707
Reclassification of net gains included in net income (net tax expense of
$7 and $143 for the second quarter of 2015 and 2014, respectively and
$53 and $183 for the first six months of 2015 and 2014, respectively)	(9)	(206)	(77)	(263)
Income tax expense related to unrealized gains	58	(221)	(263)	(260)
Other comprehensive income (loss)	(103)	185	396	184
Comprehensive income	4,840	4,649	8,972	7,350
Less: comprehensive income attributable to the noncontrolling interest	162	95	234	139
Comprehensive income attributable to Northrim BanCorp, Inc.	$4,678	$4,554	$8,738	$7,211

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2014	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock-based compensation expense	—	—	360	—	—	—	360
Exercise of stock options	26	26	28	—	—	—	54
Excess tax benefits from stock based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Other comprehensive loss, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,408	—	—	17,408
Twelve Months Ended December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441

Cash dividend declared	—	—	—	(2,492)	—	—	(2,492)
Stock-based compensation expense	—	—	237	—	—	—	237
Excess tax benefits from share-based payment arrangements	—	—	(1)	—	—	—	(1)
Distributions to noncontrolling interest	—	—	—	—	—	(75)	(75)
Other comprehensive income, net of tax	—	—	—	—	396	—	396
Net income attributable to the noncontrolling interest	—	—	—	—	—	234	234
Net income attributable to Northrim BanCorp, Inc.	—	—	—	8,342	—	—	8,342
Six Months Ended June 30, 2015	6,854	$6,854	$61,965	$101,343	$643	$277	$171,082

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2015	2014
Operating Activities:
Net income	$8,576	$7,166
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(130)	(446)
Depreciation and amortization of premises and equipment	1,122	900
Amortization of software	90	90
Intangible asset amortization	145	133
Amortization of investment security premium, net of discount accretion	(119)	(85)
Deferred tax liability	(685)	(859)
Stock-based compensation	237	189
Excess tax benefits from share-based payment arrangements	1	—
Deferral of loan fees and costs, net	(92)	419
Provision (benefit) for loan losses	702	(1,136)
Reserve for (recovery from) purchased receivables	(72)	206
Purchases of loans held for sale	—	(75,877)
Proceeds from the sale of loans held for sale	363,096	72,989
Origination of loans held for sale	(392,823)	—
Gain on sale of other real estate owned	(136)	(368)
Impairment on other real estate owned	268	45
Equity in undistributed earnings from mortgage affiliate	—	145
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(26)	(407)
Decrease (increase) in other assets	2,352	(557)
Decrease in other liabilities	(8,731)	(2,998)
Net Cash (Used) by Operating Activities	(26,225)	(451)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(59,196)	(92,934)
Proceeds from sales/maturities of securities available for sale	115,917	140,085
Purchases of domestic certificates of deposit	—	(3,500)
Proceeds from maturities of domestic certificates of deposit	3,500	3,500
Proceeds from redemption of FHLB stock	1,587	95
Alaska Pacific acquisition, net of cash received	—	6,367
(Increase) decrease in purchased receivables, net	1,278	(1,561)
Increase in loans, net	(50,597)	(19,052)
Proceeds from sale of other real estate owned	1,971	1,599
Elliott Cove divestiture, net of cash received	219	—
Decrease in loan to Elliott Cove, net	—	49
Purchases of premises and equipment	(3,421)	(2,414)
Net Cash (Used) Provided by Investing Activities	11,258	32,234
Financing Activities:
Increase (decrease) in deposits	58,970	(24,895)
Decrease in securities sold under repurchase agreements	(1,948)	(1,367)
Decrease in borrowings	(3,995)	(4,341)
Distributions to noncontrolling interest	(75)	(179)
Proceeds from the issuance of common stock	—	64
Cash dividends paid	(2,470)	(2,273)
Net Cash Provided (Used) by Financing Activities	50,482	(32,991)

Net Change in Cash and Cash Equivalents	35,515	(1,208)
Cash and Cash Equivalents at Beginning of Period	68,556	85,591
Cash and Cash Equivalents at End of Period	$104,071	$84,383
Supplemental Information:
Income taxes paid	$4,011	$1,877
Interest paid	$1,556	$858
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$55	$8,518
Transfer of loans to other real estate owned	$337	$1,158
Transfer of premises to other real estate owned	$—	$904
Cash dividends declared but not paid	$22	$17
Acquisitions:
Assets acquired	$—	$167,199
Liabilities assumed	$—	$153,172

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. Prior to December 2014, the Company operated in a single segment: Community Banking. The Company has evaluated events and transactions through August 10, 2015 for potential recognition or disclosure. Operating results for the interim period ended June 30, 2015, are not necessarily indicative of the results anticipated for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
In June 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments to the Codification in ASU 2015-10 cover a wide range of topics in the

Codification. The amendments generally fall into one of the following types: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, simplification, and minor improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

3. Business Combinations
Alaska Pacific Bancshares, Inc.
On April 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") for a total purchase price of $13.9 million, which was comprised of the issuance of 290,212 shares of the Company’s common stock (at a volume weighted average closing price of $25.66 per share) and $6.4 million in cash. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the April 1, 2014 acquisition date. Estimated fair values recorded in the transaction were subject to change for up to one year after the closing date of the acquisition. The primary reason for the acquisition was to expand the Company's geographic footprint in Alaska.

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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and the Company estimates that these operations added revenue of $3.9 million, non-interest expense of $2.7 million, and net income of $1.2 million, before taxes, for the six months ended June 30, 2015. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $615,000 for the six months ended June 30, 2014 were incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the six month period ended June 30, 2014 as if the acquisition of Alaska Pacific had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Six Months Ended June 30, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$31,484	$2,095	($10)	[2]	$33,569
Net income attributable to Northrim BanCorp, Inc.	7,027	(1,282)	123	[3]	5,868
Earnings Per Share, Basic	$1.05				$0.84
Earnings Per Share, Diluted	$1.04				$0.83
Weighted Average Shares Outstanding, Basic	6,683,897				6,974,109
Weighted Average Shares Outstanding, Diluted	6,774,434				7,064,646
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of core deposit intangible, and the change in the provision for income taxes.
Residential Mortgage Holding Company, LLC
On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in RML, the parent company of Residential Mortgage, in a cash transaction valued at $29.5 million, resulting in RML becoming an indirect wholly-owned subsidiary of the Company. The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's 23.5% equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which was included in the Company's Consolidated Statements of Income in the line item entitled "Gain on purchase of mortgage affiliate". The Company utilized a market value approach to value its equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $14.8 million and a trade name intangible of $950,000. RML holds a 30% equity interest in Homestate Mortgage LLC.

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

The purchase agreement provides for these earn-out payments as a portion of the purchase price to be paid to the sellers in future periods, contingent on future events. Therefore the Company included an estimate of the acquisition-date fair value of the contingent consideration of $7.3 million as part of the cost of the combination. The accounting treatment of the contingent consideration to be paid to those of the sellers who continue employment with the Company was evaluated to determine whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation. Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the sellers/employees, linkage of the contingent consideration to the transaction date combination valuation, and any other agreements or matters related to the transaction.
Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the amount due under the earn-out provision was accounted for as acquisition consideration. The Company concluded that the contingent consideration to be paid to the sellers/employees was a significant component of the transaction date valuation of the acquired business. The calculation of the contingent payment was based upon factors established at the date of the transaction to be paid upon meeting the established earnings criteria of RML. The post transaction employment arrangements of the continuing employees are at market rates, and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a multiplier of earnings recognized from RML for five twelve month periods following the acquisition.

For the six month period ended June 30, 2015, the Company recorded an adjustment to increase the contingent liability by $2.2 million. The increase in the contingent liability resulted from the excess of RML's pretax income from December 1, 2014 through the end of the second quarter of 2015 over and above estimates made at the close of the purchase of RML. The adjustment to the contingent liability for estimated future earn-out payments is recorded in the line item titled "Change in fair value, RML earn-out liability" in other operating expense on the Consolidated Statements of Income. The total contingent liability as of June 30, 2015 is $9.5 million.

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
The operations of RML are included in our operating results from December 1, 2014, and added revenue of $15.4 million, non-interest expense of $10.9 million, and net income of $4.6 million, before taxes, for the six month period ended June 30, 2015. RML’s results of operations prior to the December 1, 2014 acquisition are included in our operating results under the equity method. Additionally, merger-related costs of $90,000 for the six-month period ended June 30, 2014 were incurred and expensed in connection with the acquisition of RML and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the six month period ended June 30, 2014 as if the acquisition of RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Six Months Ended June 30, 2014
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$31,484	$11,171	[2]	($198)	[3]	$42,457
Net income attributable to Northrim BanCorp, Inc.	7,027	1,760		2,857	[4]	11,644
Earnings Per Share, Basic	$1.05					$1.74
Earnings Per Share, Diluted	$1.04					$1.72
Weighted Average Shares Outstanding, Basic	6,683,897					6,683,897
Weighted Average Shares Outstanding, Diluted	6,774,434					6,774,434
1 RML represents results from January 1 to June 30.
2 2014 amount is comprised of net interest income of $160,000 and $11.0 million of other income.
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
The following table presents unaudited combined pro forma results of operations for the six month period ended June 30, 2014 as if the acquisition of Alaska Pacific and RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Six Months Ended June 30, 2014
		Alaska			Pro Forma		Pro Forma
	Company	Pacific[1]	RML[2]		Adjustments		Combined
Net interest and other income	$31,484	$2,095	$11,171	[3]	($218)	[4]	$44,532
Net income attributable to Northrim BanCorp, Inc.	7,027	(1,282)	1,760		2,980	[5]	10,485
Earnings Per Share, Basic	$1.05						$1.50
Earnings Per Share, Diluted	$1.04						$1.48
Weighted Average Shares Outstanding, Basic	6,683,897						6,974,109
Weighted Average Shares Outstanding, Diluted	6,774,434						7,064,646
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 RML represents results from January 1 to June 30.
3 2014 amount is comprised of net interest income of $160,000 and $11.0 million of other income.
4 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit for Alaska Pacific and amount of accretion of the fair value adjustments on loans and income recognized under the equity method prior to the December 2014 acquisition for RML.

5 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of core deposit intangible, and the change in the provision for income taxes for Alaska Pacific and amount of accretion of the fair value adjustments on loans, income recognized under the equity method, gain on acquisition, earn out accretion, and the change in the provision for income taxes for RML.

4. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of June 30, 2015, the Company had no certificate of deposit in another bank with original maturity greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

5. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$172,748	$549	$52	$173,245
Municipal securities	11,191	187	5	11,373
U.S. Agency mortgage-backed securities	924	3	1	926
Corporate bonds	38,971	326	—	39,297
Preferred stock	1,008	19	—	1,027
Total securities available for sale	$224,842	$1,084	$58	$225,868
Securities held to maturity
Municipal securities	$2,197	$74	$—	$2,271
Total securities held to maturity	$2,197	$74	$—	$2,271
December 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$226,624	$105	$539	$226,190
Municipal securities	11,843	285	4	12,124
U.S. Agency mortgage-backed securities	1,024	6	1	1,029
Corporate bonds	38,820	415	—	39,235
Preferred stock	2,999	153	—	3,152
Total securities available for sale	$281,310	$964	$544	$281,730
Securities held to maturity
Municipal securities	$2,201	$107	$—	$2,308
Total securities held to maturity	$2,201	$107	$—	$2,308

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$56,109	$52	$—	$—	$56,109	$52
Municipal Securities	3,142	4	81	1	3,223	5
Mortgage-backed Securities	325	1	—	—	325	1
Total	$59,576	$57	$81	$1	$59,657	$58

December 31, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$165,004	$539	$—	$—	$165,004	$539
Municipal Securities	567	4	—	—	567	4
Mortgage-backed Securities	117	1	—	—	117	1
Total	$165,688	$544	$—	$—	$165,688	$544

There were twenty and twenty-nine available-for-sale securities with unrealized losses as of June 30, 2015 and December 31, 2014, respectively, that have been in a loss position for less than twelve months. There were two and no securities as of June 30, 2015 and December 31, 2014 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2015, $57.5 million in securities, or 25%, of the investment portfolio was pledged for deposits and borrowings, as compared to $54.1 million, or 19%, at December 31, 2014. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at June 30, 2015 and December 31, 2014.

The amortized cost and fair values of debt securities at June 30, 2015, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$172,748	$173,245	1.19%
Total	$172,748	$173,245	1.19%
U.S. Agency mortgage-backed securities
1-5 years	$44	$44	2.19%
5-10 years	271	271	3.14%
Over 10 years	609	611	2.87%
Total	$924	$926	2.91%
Corporate bonds
Within 1 year	$10,623	$10,733	1.92%
1-5 years	28,348	28,564	1.24%
Total	$38,971	$39,297	1.43%
Preferred stock
Over 10 years	$1,008	$1,027	4.15%
Total	$1,008	$1,027	4.15%
Municipal securities
Within 1 year	$661	$671	2.63%
1-5 years	7,817	7,951	2.45%
5-10 years	4,910	5,022	4.54%
Total	$13,388	$13,644	3.22%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2015 and 2014, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2015
Available for sale securities	$2,621	$130	$—
2014
Available for sale securities	$23,588	$450	$4

A summary of interest income for the six months ending June 30, 2015 and 2014 on available for sale investment securities is as follows:

(In Thousands)	2015	2014
US Treasury and government sponsored entities	$1,120	$775
U.S. Agency mortgage-backed securities	13	9
Other	344	488
Total taxable interest income	$1,477	$1,272
Municipal securities	$167	$208
Total tax-exempt interest income	$167	$208
Total	$1,644	$1,480

6. Loans Held for Sale
The Company acquired the remaining 76.5% of RML on December 1, 2014. RML originates 1-4 family residential mortgages and sells them to the secondary market. These loans are shown as loans held for sale on the Company's Consolidated Balance Sheet. RML originated $392.8 million and sold $363.1 million in loans during the six-month period ending June 30, 2015. Prior to December 1, 2014, the Company had a 23.5% ownership interest in RML and purchased residential loans from them.  The Company then sold these loans in the secondary market.  The Company purchased $75.9 million and sold $73.0 million in loans from RML during the six-month period ending June 30, 2014.
7.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2015
AQR Pass	$318,663	$38,233	$101,683	$105,213	$291,900	$38,139	$28,658	$30,397	$952,886
AQR Special Mention	765	—	—	751	2,077	223	194	85	4,095
AQR Substandard	14,753	—	—	5,281	1,636	149	476	32	22,327
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$334,181	$38,233	$101,683	$111,245	$295,613	$38,511	$29,328	$30,514	$979,308
Less: Unearned origination fees, net of origination costs									(4,459)
Total loans									$974,849
December 31, 2014
AQR Pass	$291,020	$34,651	$91,195	$103,049	$282,774	$36,705	$31,118	$31,399	$901,911
AQR Special Mention	11,618	—	—	5,817	2,095	39	396	47	20,012
AQR Substandard	3,905	191	—	606	1,747	150	486	47	7,132
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Less: Unearned origination fees, net of origination costs									(4,551)
Total loans									$924,504
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

Nonaccrual loans totaled $5.0 million and  $4.7 million at June 30, 2015 and December 31, 2014, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	June 30, 2015	December 31, 2014
Commercial	$3,049	$2,031
Real estate construction one-to-four family	—	191
Real estate term owner occupied	43	135
Real estate term non-owner occupied	1,636	1,746
Real estate term other	—	39
Consumer secured by 1st deeds of trust	312	485
Consumer other	—	47
Total	$5,040	$4,674

Past due loans and nonaccrual loans at the periods indicated are presented below by AQR:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
June 30, 2015
AQR Pass	$79	$57	$—	$—	$136	$952,750	$952,886
AQR Special Mention	189	—	—	—	189	3,906	4,095
AQR Substandard	—	4	—	5,040	5,044	17,283	22,327
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$268	$61	$—	$5,040	$5,369	$973,939	$979,308
Less: Unearned origination fees, net of origination costs							(4,459)
Total							$974,849
December 31, 2014
AQR Pass	$696	$545	$—	$—	$1,241	$900,670	$901,911
AQR Special Mention	—	—	—	—	—	20,012	20,012
AQR Substandard	40	—	—	4,674	4,714	2,418	7,132
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$736	$545	$—	$4,674	$5,955	$923,100	$929,055
Less: Unearned origination fees, net of origination costs							(4,551)
Total							$924,504

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

At June 30, 2015 and December 31, 2014, the recorded investment in loans that are considered to be impaired was $26.3 million and $11.3 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015
With no related allowance recorded
Commercial - AQR special mention	$163	$163	$—
Commercial - AQR substandard	11,992	12,137	—
Real estate construction other - AQR pass	731	731	—
Real estate term owner occupied- AQR pass	764	764	—
Real estate term owner occupied- AQR substandard	5,238	5,238	—
Real estate term non-owner occupied- AQR pass	540	540	—
Real estate term non-owner occupied- AQR special mention	2,070	2,070	—
Real estate term non-owner occupied- AQR substandard	1,636	1,636	—
Real estate term other - AQR substandard	149	149	—
Consumer secured by 1st deeds of trust - AQR pass	79	79	—
Consumer secured by 1st deeds of trust - AQR substandard	439	439	—
Subtotal	$23,801	$23,946	$—

With an allowance recorded
Commercial - AQR substandard	$2,544	$2,544	$265
Subtotal	$2,544	$2,544	$265

Total
Commercial - AQR special mention	$163	$163	$—
Commercial - AQR substandard	14,536	14,681	265
Real estate construction other - AQR pass	731	731	—
Real estate term owner-occupied - AQR pass	764	764	—
Real estate term owner-occupied - AQR substandard	5,238	5,238	—
Real estate term non-owner occupied - AQR pass	540	540	—
Real estate term non-owner occupied - AQR special mention	2,070	2,070	—
Real estate term non-owner occupied - AQR substandard	1,636	1,636	—
Real estate term other - AQR substandard	149	149	—
Consumer secured by 1st deeds of trust - AQR pass	79	79	—
Consumer secured by 1st deeds of trust - AQR substandard	439	439	—
Total	$26,345	$26,490	$265

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,000	3,045	—
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Subtotal	$10,491	$10,549	$—

With an allowance recorded
Commercial - AQR substandard	$806	$806	$75
Subtotal	$806	$806	$75

Total
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,806	3,851	75
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Total	$11,297	$11,355	$75

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$63	$1
Commercial - AQR special mention	164	3	351	9
Commercial - AQR substandard	12,315	41	2,546	4
Real estate construction other - AQR pass	743	30	—	—
Real estate term owner occupied- AQR pass	766	17	508	15
Real estate term owner occupied- AQR special mention	—	—	363	4
Real estate term owner occupied- AQR substandard	5,269	19	1,414	14
Real estate term non-owner occupied- AQR pass	541	19	614	36
Real estate term non-owner occupied- AQR special mention	2,079	44	3,234	25
Real estate term non-owner occupied- AQR substandard	1,652	—	2,055	—
Real estate term other - AQR special mention	—	—	1,161	47
Real estate term other - AQR substandard	149	3	153	4
Consumer secured by 1st deeds of trust - AQR pass	80	1	85	—
Consumer secured by 1st deeds of trust - AQR substandard	444	4	379	—
Consumer other - AQR substandard	—	—	55	—
Subtotal	$24,202	$181	$12,981	$159

With an allowance recorded
Commercial - AQR substandard	$2,414	$—	$—	$—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	351	—
Subtotal	$2,414	$—	$351	$—

Total
Commercial - AQR pass	$—	$—	$63	$1
Commercial - AQR special mention	$164	$3	$351	$9
Commercial - AQR substandard	14,729	41	2,546	4
Real estate construction other - AQR pass	743	30	—	—
Real estate term owner-occupied - AQR pass	766	17	508	15
Real estate term owner-occupied - AQR special mention	—	—	363	4
Real estate term owner-occupied - AQR substandard	5,269	19	1,414	14
Real estate term non-owner occupied - AQR pass	541	19	614	36
Real estate term non-owner occupied - AQR special mention	2,079	44	3,234	25
Real estate term non-owner occupied - AQR substandard	1,652	—	2,055	—
Real estate term other - AQR special mention	—	—	1,161	47
Real estate term other - AQR substandard	149	3	153	4
Consumer secured by 1st deeds of trust - AQR pass	80	1	85	—
Consumer secured by 1st deeds of trust - AQR substandard	444	4	730	—
Consumer other - AQR substandard	—	—	55	—
Total Impaired Loans	$26,616	$181	$13,332	$159

Six Months Ended June 30,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$32	$1
Commercial - AQR special mention	166	7	242	10
Commercial - AQR substandard	7,703	70	1,476	8
Real estate construction one-to-four family - AQR special mention	—	—	176	6
Real estate construction other - AQR pass	753	59	—	—
Real estate construction other - AQR special mention	—	—	409	29
Real estate term owner occupied- AQR pass	634	28	509	27
Real estate term owner occupied- AQR special mention	135	5	322	9
Real estate term owner occupied- AQR substandard	2,967	28	1,143	27
Real estate term non-owner occupied- AQR pass	544	38	616	55
Real estate term non-owner occupied- AQR special mention	2,127	88	2,113	40
Real estate term non-owner occupied- AQR substandard	2,009	—	1,033	—
Real estate term other - AQR special mention	—	—	584	47
Real estate term other - AQR substandard	149	7	154	7
Consumer secured by 1st deeds of trust - AQR pass	81	2	86	2
Consumer secured by 1st deeds of trust - AQR substandard	560	4	190	—
Consumer other - AQR substandard	—	—	58	—
Subtotal	$17,828	$336	$9,143	$268

With an allowance recorded
Commercial - AQR special mention	$—	$—	$92	$6
Commercial - AQR substandard	2,330	—	298	—
Real estate term other - AQR substandard	141	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	268	—
Subtotal	$2,471	$—	$658	$6

Total
Commercial - AQR pass	$—	$—	$32	$1
Commercial - AQR special mention	$166	$7	$334	$16
Commercial - AQR substandard	10,033	70	1,774	8
Real estate construction one-to-four family - AQR special mention	—	—	176	6
Real estate construction other - AQR pass	753	59	—	—
Real estate construction other - AQR special mention	—	—	409	29
Real estate term owner-occupied - AQR pass	634	28	509	27
Real estate term owner-occupied - AQR special mention	135	5	322	9
Real estate term owner-occupied - AQR substandard	2,967	28	1,143	27
Real estate term non-owner occupied - AQR pass	544	38	616	55
Real estate term non-owner occupied - AQR special mention	2,127	88	2,113	40
Real estate term non-owner occupied - AQR substandard	2,009	—	1,033	—
Real estate term other - AQR special mention	—	—	584	47
Real estate term other - AQR substandard	290	7	154	7
Consumer secured by 1st deeds of trust - AQR pass	81	2	86	2
Consumer secured by 1st deeds of trust - AQR substandard	560	4	458	—
Consumer other - AQR substandard	—	—	58	—
Total Impaired Loans	$20,299	$336	$9,801	$274
As described in Note 3 above, the Company acquired 18 purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of June 30, 2015 is $2.6 million.
Loans classified as troubled debt restructurings (“TDR”) totaled $9.0 million and  $7.7 million at June 30, 2015 and December 31, 2014, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2015 and restructured loans that occurred prior to 2015 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$202	$1,240	$1,442
Subtotal	$202	$1,240	$1,442
Existing Troubled Debt Restructurings	$5,534	$1,979	$7,513
Total	$5,736	$3,219	$8,955
The following table presents newly restructured loans that occurred during the six months ended June 30, 2015, by concession (terms modified):

		June 30, 2015
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	3	$—	$—	$—	$1,035	$1,035
Total	3	$—	$—	$—	$1,035	$1,035
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	3	$—	$—	$—	$1,442	$1,442
Total	3	$—	$—	$—	$1,442	$1,442
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the six months ended June 30, 2015 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with a total recorded investment of $1.4 million and a specific impairment amount totaling $111,000 at June 30, 2015 and no TDRs with specific impairment at December 31, 2014, respectively.
The loans in the following table are past due, and they are nonaccrual loans. The following table presents TDRs that occurred during the last twelve months that subsequently defaulted, for the periods ending June 30, 2015 and 2014, respectively:

		June 30, 2015		June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Real estate construction one-to-four family - AQR special mention	—	$—	1	$353
Total	—	$—	1	$353
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending June 30, 2015 and December 31, 2014.

8.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$6,091	$757	$1,663	$1,570	$4,794	$756	$274	$402	$640	$16,947
Charge-Offs	—	—	—	—	—	—	—	—	—	—
Recoveries	91	—	—	—	—	—	—	4	—	95
Provision (benefit)	(495)	(68)	200	(100)	94	(85)	(9)	9	830	376
Balance, end of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Balance, end of period:
Individually evaluated
for impairment	$265	$—	$—	$—	$—	$—	$—	$—	$—	$265
Balance, end of period:
Collectively evaluated
for impairment	$5,422	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,153
2014
Balance, beginning of period	$5,657	$513	$623	$1,407	$4,293	$655	$313	$384	$2,187	$16,032
Charge-Offs	—	—	—	—	—	—	(39)	(24)	—	(63)
Recoveries	576	613	—	—	—	—	—	10	—	1,199
Provision (benefit)	(1,099)	(556)	207	(23)	(169)	(13)	(2)	—	519	(1,136)
Balance, end of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$14	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,134	$570	$830	$1,384	$4,124	$642	$258	$370	$2,706	$16,018

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(107)	—	—	—	—	(81)	—	—	—	(188)
Recoveries	158	—	—	—	—	17	—	6	—	181
Provision (benefit)	(7)	45	210	(110)	184	79	(20)	(1)	322	702
Balance, end of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Balance, end of period:
Individually evaluated
for impairment	$265	$—	$—	$—	$—	$—	$—	$—	$—	$265
Balance, end of period:
Collectively evaluated
for impairment	$5,422	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,153
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	(39)	(33)	—	(392)
Recoveries	630	625	—	—	—	—	—	23	—	1,278
Provision (benefit)	(955)	(612)	291	(199)	(173)	105	(11)	(10)	428	(1,136)
Balance, end of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$14	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,134	$570	$830	$1,384	$4,124	$642	$258	$370	$2,706	$16,018

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2015
Balance, end of period	$334,181	$38,233	$101,683	$111,245	$295,613	$38,511	$29,328	$30,514	$979,308
Balance, end of period:
Individually evaluated
for impairment	$14,699	$—	$731	$6,002	$4,246	$149	$518	$—	$26,345
Balance, end of period:
Collectively evaluated
for impairment	$319,482	$38,233	$100,952	$105,243	$291,367	$38,362	$28,810	$30,514	$952,963
December 31, 2014
Balance, end of period	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Balance, end of period:
Individually evaluated
for impairment	$3,976	$191	$772	$1,332	$4,346	$150	$530	$—	$11,297
Balance, end of period:
Collectively evaluated
for impairment	$302,567	$34,651	$90,423	$108,140	$282,270	$36,744	$31,470	$31,493	$917,758

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
June 30, 2015
Individually evaluated for impairment
AQR Substandard	$265	$265	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	15,602	5,385	689	1,863	1,444	4,888	667	262	404	—
AQR Special Mention	60	25	—	—	26	—	4	3	2	—
AQR Substandard	21	12	—	—	—	—	—	—	9	—
Unallocated	1,470	—	—	—	—	—	—	—	—	1,470
	$17,418	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470
December 31, 2014
Individually evaluated for impairment:
AQR Substandard	$75	$75	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	14,643	4,938	644	1,653	1,382	4,703	651	278	394	—
AQR Special Mention	832	621	—	—	198	—	5	7	1	—
AQR Substandard	25	9	—	—	—	1	—	—	15	—
Unallocated	1,148	—	—	—	—	—	—	—	—	1,148
	$16,723	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148

9. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2015, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2015 or December 31, 2014, respectively, and there were no restructured purchased receivables at June 30, 2015 or December 31, 2014.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2015, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2015	December 31, 2014
Purchased receivables	$14,295	$15,543
Reserve for purchased receivable losses	(247)	(289)
Total	$14,048	$15,254

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six month periods ending June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$265	$236	$289	$273
Charge-offs	—	(239)	—	(239)
Recoveries	—	3	30	3
Charge-offs net of recoveries	—	(236)	30	(236)
Reserve for (recovery from) purchased receivables	(18)	243	(72)	206
Balance at end of period	$247	$243	$247	$243

The Company did not record any charge-offs in the first six months of 2015. The Company recorded one partial charge-off for $214,000 and one full charge-off for $25,000 in the first six months of 2014.

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
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There was no indication of impairment as of June 30, 2015. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2015 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

11.  Deposit Activities
Total deposits at June 30, 2015 and December 31, 2014 were $1.2 billion and $1.2 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2015, the Company had $149.0 million in certificates of deposit as compared to certificates of deposit of $142.2 million at December 31, 2014. At June 30, 2015, $76.2 million, or 51%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $81.9 million, or 58%, of total certificates of deposit at December 31, 2014.

12.  Derivatives
The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate. The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of the customer’s interest rate swap. The Company has an agreement with its counterparty that contains a provision that provides that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $262,000 and zero in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of June 30, 2015 and December 31, 2014, respectively.
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $22.5 million and $23.6 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the notional amount of interest rate swaps is made up of two swaps totaling $11.2 million, a variable to fixed rate swap to a commercial loan customer and two swaps totaling $11.2 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the second quarter of 2015. The Company did not recognize any fee income related to interest rate swaps in the three month and six month periods ending June 30, 2015 or 2014, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
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
RML enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $87.5 million and $39.6 million at June 30, 2015 and December 31, 2014, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2015 and December 31, 2014:

(In Thousands)	Asset Derivatives
		June 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$86	$78
Interest rate lock commitments	Other assets	1,487	841
Total		$1,573	$919

(In Thousands)	Liability Derivatives
		June 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$125	$158
The following table presents the gains of derivatives not designated as hedging instruments for the six month period ending June 30, 2015:

(In Thousands)	Income Statement Location	June 30, 2015
Interest rate contracts	Mortgage banking income	$508

13.  Stock Incentive Plan
The Company adopted the 2014 Stock Option Plan (“2014 Plan”) following shareholder approval of the 2014 Plan at the 2014 Annual Meeting.  Subsequent to the adoption of the 2014 Plan, no additional grants may be issued under the prior plans.  The 2014 Plan provides for grants of up to 350,000 shares of common stock.
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2015 and 2014, the Company recognized $22,000 and $16,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2015 and 2014, the Company recognized $44,000 and $32,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company issued 224 shares from the exercise of stock options in the three and six months ended June 30, 2015, respectively. Proceeds from the exercise of stock options in the three and six months ended June 30, 2015 were $49,000, respectively. The Company withheld $49,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six months ended June 30, 2015, respectively.
Proceeds from the exercise of stock options in the three and six months ended June 30, 2014 were $64,000, respectively. The Company withheld no funds to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six months ended June 30, 2014, respectively.
There were no stock options granted in the second quarter of 2015.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2015 and 2014, the Company recognized $97,000 and $66,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2015 and 2014, the Company recognized $193,000 and $157,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the second quarter of 2015.
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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that the they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2015		December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$104,071	$104,071	$72,056	$72,056
Investment securities	29,214	29,214	45,570	45,570

Level 2 inputs:
Investment securities	198,851	198,925	238,361	238,468
Investment in Federal Home Loan Bank stock	1,817	1,817	3,404	3,404
Accrued interest receivable	3,399	3,399	3,373	3,373
Interest rate contracts	86	86	78	78

Level 3 inputs:
Loans and loans held for sale, net	1,031,024	1,031,375	951,647	957,643
Purchased receivables, net	14,048	14,048	15,254	15,254
Interest rate lock commitments	1,487	1,487	841	841
Mortgage servicing rights	942	942	1,010	1,010

Financial liabilities:
Level 2 inputs:
Deposits	$1,238,717	$1,238,771	$1,179,747	$1,180,136
Securities sold under repurchase agreements	17,895	17,895	19,843	19,843
Borrowings	22,309	22,306	26,304	26,485
Accrued interest payable	53	53	18	18
Interest rate contracts	125	125	158	158
Level 3 inputs:
RML earn-out liability	9,459	9,459	7,324	7,324
Junior subordinated debentures	18,558	16,657	18,558	17,239

Unrecognized financial instruments:
Commitments to extend credit(1)	$235,388	$2,354	$219,349	$2,193
Standby letters of credit(1)	6,070	61	6,004	60
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$173,245	$15,150	$158,095	$—
Municipal securities	11,373	—	11,373	—
U.S. Agency mortgage-backed securities	926	—	926	—
Corporate bonds	39,297	13,037	26,260	—
Preferred stock	1,027	1,027	—	—
Total available for sale securities	$225,868	$29,214	$196,654	$—
Interest rate contracts	$86	$—	$86	$—
Interest rate lock commitments	1,487	—	—	1,487
Mortgage servicing rights	942	—	—	942
Total other assets	$2,515	$—	$86	$2,429
Liabilities:
Interest rate contracts	$125	$—	$125	$—
December 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$226,190	$15,545	$210,645	$—
Municipal securities	12,124	—	12,124	—
U.S. Agency mortgage-backed securities	1,029	—	1,029	—
Corporate bonds	39,235	26,873	12,362	—
Preferred stock	3,152	3,152	—	—
Total available for sale securities	$281,730	$45,570	$236,160	$—
Interest rate contracts	$78	$—	$78	$—
Interest rate lock commitments	841	—	—	841
Mortgage servicing rights	1,010	—	—	1,010
Total other assets	$1,929	$—	$78	$1,851
Liabilities:
Interest rate contracts	$158	$—	$158	$—

As of and for the six months ending June 30, 2015 and 2014, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
June 30, 2015
Loans measured for impairment	$2,544	$—	$318	$2,226	$190
Other real estate owned	649	—	—	649	268
Total	$3,193	$—	$318	$2,875	$458
June 30, 2014
Loans measured for impairment	$349	$—	$—	$349	$2
Other real estate owned	227	—	—	227	45
Total	$576	$—	$—	$576	$47

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	25% - 100%
		Cash flows	NA(1)
Other real estate owned	Fair value of collateral	Estimated selling and holding costs	7% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	92.8%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.95% - 25.77%
		Discount rate	9.25% - 10%
RML earn-out liability	Discounted cash flow	Financial projections of mortgage operations	0.47% - 1.99%
(1)  Fair value of impaired collateral dependent loans was calculated using contractual cash flows for specific impaired loan.

15.  Segment Information
The Company operates two primary segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2015, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Prior to December 1, 2014, Home Mortgage Lending income was limited to equity in earnings from RML.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,354	$589	$14,943
Interest expense	370	378	748
Net interest income	13,984	211	14,195
Provision (benefit) for loan losses	376	—	376
Other operating income	3,724	7,839	11,563
Other operating expense	12,017	5,736	17,753
Income before provision for income taxes	5,315	2,314	7,629
Provision for income taxes	1,730	956	2,686
Net income	3,585	1,358	4,943
Less: net income attributable to the noncontrolling interest	162	—	162
Net income attributable to Northrim BanCorp, Inc.	$3,423	$1,358	$4,781

	Six Months Ended June 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,344	$985	$29,329
Interest expense	844	658	1,502
Net interest income	27,500	327	27,827
Provision (benefit) for loan losses	702	—	702
Other operating income	6,976	15,122	22,098
Other operating expense	25,341	10,873	36,214
Income before provision for income taxes	8,433	4,576	13,009
Provision for income taxes	2,543	1,890	4,433
Net income	5,890	2,686	8,576
Less: net income attributable to the noncontrolling interest	234	—	234
Net income attributable to Northrim BanCorp, Inc.	$5,656	$2,686	$8,342

	Three Months Ended June 30, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$13,895	$—	$13,895
Interest expense	484	—	484
Net interest income	13,411	—	13,411
Provision (benefit) for loan losses	(1,136)	—	(1,136)
Other operating income (loss)	3,751	355	4,106
Other operating expense	11,620	—	11,620
Income before provision for income taxes	6,678	355	7,033
Provision for income taxes	2,423	146	2,569
Net income (loss)	4,255	209	4,464
Less: net income attributable to the noncontrolling interest	95	—	95
Net income (loss) attributable to Northrim BanCorp, Inc.	$4,160	$209	$4,369

	Six Months Ended June 30, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$25,568	$—	$25,568
Interest expense	924	—	924
Net interest income	24,644	—	24,644
Provision (benefit) for loan losses	(1,136)	—	(1,136)
Other operating income (loss)	6,616	224	6,840
Other operating expense	21,588	—	21,588
Income before provision for income taxes	10,808	224	11,032
Provision for income taxes	3,774	92	3,866
Net income (loss)	7,034	132	7,166
Less: net income attributable to the noncontrolling interest	139	—	139
Net income (loss) attributable to Northrim BanCorp, Inc.	$6,895	$132	$7,027

June 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,411,506	$88,825	$1,500,331
Loans held for sale	$—	$73,593	$73,593
Borrowings	$2,142	$20,167	$22,309

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,391,862	$57,487	$1,449,349
Loans held for sale	$—	$43,866	$43,866
Borrowings	$2,164	$24,140	$26,304

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; financial benefits from the acquisition of Residential Mortgage Holding Company, LLC might not be realized within the expected timeframes and costs or difficulties relating to integration matters might be greater than expected; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on form 10-K for the year ended December 31, 2014, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
Update on Economic Conditions
The Company believes that the Alaskan state economy continues to demonstrate stability despite declines in global energy prices. Although revenues tied to the state's energy industry are a significant contributor to the state government's budget, the Alaska state government has significant resources, both in its reserve funds and the Alaska Permanent Fund, which the Company believes will help finance expected state government funding gaps for the next couple of years. North Slope investment and operating activity is at record levels despite low oil prices, which the Company believes reflect the long-term nature of these conventional oil projects. Overall North Slope capital investments are estimated at $4.45 billion this year and are expected to increase to $4.88 billion in 2016, according to figures given by companies to the Alaska State Department of Revenue. The projected years are based in state fiscal years, with the current fiscal year 2015 starting last July 1 and fiscal year 2016 beginning this July 1. By comparison, the industry spent $3.73 billion for capital projects in 2014, the fiscal year ending last June 30.
Highlights and Summary of Performance - Second Quarter of 2015
Year over year loan growth of 5% and deposit growth of 10%, increased net interest income, and continued solid credit quality contributed to increases in net income in the three and six month periods ending June 30, 2015 as compared to the same periods in 2014. The integration of the assets and operations acquired by the Company in connection with the acquisitions of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") and Residential Mortgage Holding Company, LLC ("RML"), that were completed in 2014 also contributed to these increases. Additionally, management determined that as a result of the acquisition of RML, the Company now operates two business segments: Community Banking and Home Mortgage Lending, with RML's operations falling under the Home Mortgage Lending segment. See Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion on our business segments and results of operations for each such business segment.

•	Year-to-date profits increased 19% to $8.3 million, or $1.20 per diluted share at June 30, 2015, from $7.0 million, or $1.04 per diluted share at June 30, 2014.

•
Total revenues, which include net interest income plus other operating income, were $25.8 million in the second quarter of 2015, a 47% increase from total revenues of $17.5 million in the second quarter a year ago.

•	Net interest income increased 6% to $14.2 million in the second quarter of 2015, compared to $13.4 million in the quarter ended June 30, 2014.

•	Return on average assets was 1.33% and return on average equity was 11.46% at June 30, 2015, as compared to 1.30% and 11.21% at June 30, 2014, respectively.

•	Average portfolio loans increased 5% to $967.0 million for the second quarter of 2015 as compared to $924.9 million for the second quarter of 2014, reflecting organic loan growth.

•
Net interest margin improved to 4.44% in the second quarter of 2015 as compared to 4.43% in the second quarter of 2014 and 4.41% in the first six months of 2015 as compared to 4.36% for the first six months of 2014, mainly reflecting the increased yield on earning assets and a stable cost of funds.

•
Northrim paid a quarterly cash dividend of $0.18 per share in June of 2015, compared to the $0.17 per share dividend paid in June 2014. The dividend provides a yield of approximately 2.8% at current market share prices.

•
Tangible book value[1] was $21.47 per share at June 30, 2015 as compared to $20.48 per share at December 31, 2014. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value per share consists of total shareholders’ equity divided by the number of shares outstanding, which was $24.96 at June 30, 2015, compared to $23.99 at December 31, 2014.

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2015, of 12.67%, compared to 13.06% at December 31, 2014. The decrease in Tier 1 Capital to Risk Adjusted Assets at June 30, 2015 is a result of the new BASEL III requirements.

•
Tangible common equity to tangible assets[2] was 9.97% at June 30, 2015, compared to 9.85% December 31, 2014. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited.

The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 11.40% at June 30, 2015 as compared to 11.35% at December 31, 2014.

1 Tangible book value is a non-GAAP measure defined as shareholders' equity, less intangible assets, divided by shares outstanding. The reconciliation of tangible book value per share to book value per share is shown in the table below:

(In thousands, except per share data)	June 30, 2015	December 31, 2014
Total shareholders' equity	$171,082	$164,441
Divided by common shares outstanding	6,854,413	6,854,189
Book value per share	$24.96	$23.99

(In thousands, except per share data)	June 30, 2015	December 31, 2014
Total shareholders' equity	$171,082	$164,441
Less: goodwill and intangible assets, net	23,889	24,035
	$147,193	$140,406
Divided by common shares outstanding	6,854,413	6,854,189
Tangible book value per share	$21.47	$20.48

2 Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. This ratio has received more attention over the past several years from stock analysts and regulators. The most comparable GAAP measure of common equity to assets is calculated by dividing total equity by total assets. The reconciliation of total shareholders' equity to tangible common shareholders' equity (non-GAAP) and total assets to tangible assets is shown in the table below:

(In Thousands)	June 30, 2015	December 31, 2014
Total shareholders' equity	$171,082	$164,441
Less: goodwill and other intangible assets, net	23,889	24,035
Tangible common shareholders' equity	$147,193	$140,406
Total assets	$1,500,331	$1,449,349
Less: goodwill and other intangible assets, net	23,889	24,035
Tangible assets	$1,476,442	$1,425,314
Tangible common equity ratio	9.97%	9.85%

The Company reported net income and diluted earnings per share of $4.8 million and $0.69, respectively, for the second quarter of 2015 compared to net income and diluted earnings per share of $4.4 million and $0.63, respectively, for the second quarter of 2014. The Company reported net income and diluted earnings per share of $8.3 million and $1.20, respectively, year to date as of June 30, 2015 compared to net income and diluted earnings per share of $7.0 million and $1.04, respectively, for the same period in 2014. The increase in net income for both of these periods in 2015 as compared to the same periods of 2014 was primarily the result of mortgage banking income recognized from RML's home mortgage lending operations combined with increased interest and fees on loans. The increase in interest and fees on loans in both the three and six month periods ending June 30, 2015 is the result of organic loan growth, and the acquisition of Alaska Pacific on April 1, 2014 also contributed to this increase for the six month period ending June 30, 2015 as compared to the same period in 2014. These increases were partially offset by increased operating expenses primarily resulting from the acquisitions of RML and Alaska Pacific as well as expense recorded in connection with the change in fair value of our earn-out liability associated with the acquisition of RML. Additionally, the increases in other operating income and net interest income for these periods in 2015 as compared to the same periods in 2014 were partially offset by a loan loss provision of $702,000 recorded for the first six months of 2015 compared to a $1.1 million benefit for loan losses recorded in the same period of 2014 due to net recoveries in 2014 that led to a negative loan loss provision.
The Company’s total assets were $1.5 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively. Increases in loans and loans held for sale were partially offset by decreases in investment securities available for sale. Net loans increased to $957.4 million at June 30, 2015 as compared to $907.8 million at December 31, 2014 due to increases in commercial, commercial real estate, and construction loans in the first six months of 2015.

Credit Quality
Nonperforming assets: Nonperforming assets at June 30, 2015 decreased $1.5 million, or 16% to $7.8 million as compared to $9.3 million at December 31, 2014. Nonaccrual loans increased $366,000 to $5.0 million and total other real estate owned ("OREO") decreased $1.8 million to $2.8 million at June 30, 2015 as compared to $4.7 million and $4.6 million at December 31, 2014, respectively. Nonperforming purchased receivables were zero at June 30, 2015 and December 31, 2014, respectively. Government guarantees included in nonperforming assets totaled $1.6 million at June 30, 2015 as compared to $2.1 million at December 31, 2014. These represent the portion of nonperforming assets that are guaranteed by governmental agencies including the Small Business Administration, the United States Department of Agriculture, the Bureau of Indian Affairs, and the Alaska Industrial Development and Export Authority.
The following table summarizes OREO activity for the three and six month periods ending June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance, beginning of the period	$4,209	$3,443	$4,607	$2,402
Transfers from loans	156	21	337	1,158
Transfers from premises and equipment	—	—	—	904
Acquired from Alaska Pacific	—	1,709	—	1,709
Proceeds from the sale of other real estate owned	(1,660)	(305)	(1,971)	(1,599)
Gain on sale of other real estate owned, net	136	74	136	368
Deferred gain on sale of other real estate owned	(34)	—	(34)	—
Impairment on other real estate owned	—	(45)	(268)	(45)
Balance at end of period	$2,807	$4,897	$2,807	$4,897

Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At June 30, 2015, management had identified potential problem loans of $16.6 million as compared to potential problem loans of $18.0 million at December 31, 2014.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $5.7 million in loans classified as TDRs that were performing and $3.2 million in TDRs included in nonaccrual loans at June 30, 2015 for a total of approximately $9.0 million. At December 31, 2014 there were $5.4 million in loans classified as TDRs that were performing and $2.3 million in TDRs included in nonaccrual loans for a total of $7.7 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.
RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the second quarter of 2015 increased $412,000, or 9%, to $4.8 million as compared to $4.4 million for the same period in 2014. Net income attributable to the Company for the six months ended June 30, 2015 increased $1.3 million, or 19%, to $8.3 million as compared to the same period in 2014. The increases in net income for the three and six month periods ending June 30, 2015 as compared to the same periods in 2014 was primarily due to the acquisition of the remaining 76.5% of RML in the fourth quarter of 2014, the acquisition of Alaska Pacific in the second quarter of 2014, as well as organic loan growth.

Net Interest Income  / Net Interest Margin
Net interest income for the second quarter of 2015 increased $784,000, or 6%, to $14.2 million as compared to $13.4 million for the second quarter in 2014. Net interest income increased $3.2 million, or 13%, to $27.8 million in the first six months of 2015 as compared to $24.6 million for the same period in 2014. The Company's tax-equivalent net interest margin, calculated as net interest income as a percentage of average interest-earning assets on a tax equivalent basis increased by 1 and 5 basis points to 4.44% and 4.41% for the three and six month periods ending June 30, 2015, respectively, as compared to the same periods in 2014. Tax equivalent net interest margin is a non-GAAP measure subject to limitations. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, it is not required to be uniformly applied and it is not audited. For the reconciliation to the most comparable GAAP measure of net interest margin see "Components of Net Interest Margin" beginning on page 46 of this report. The increase in net interest income in the second quarter of 2015 as compared to the second quarter of 2014 is primarily the result of increased average loan balances, partially offset by increases in both volume and cost for interest-bearing liabilities. The increase in both net interest income and the tax-equivalent net interest margin in the six month period ended June 30, 2015 as compared to 2014 is primarily the result of increased average loan balances, partially offset by decreased yield on loans and increases in both volume and cost for interest-bearing liabilities.
Average loans, the largest category of interest-earning assets, increased by $42.1 million, or 5% to $967.0 million in the three-month period ending June 30, 2015, and increased $108.6 million, or 13% to $956.6 million in the six-month period ending June 30, 2015, as compared to the same periods in 2014, respectively. Total interest income from loans increased $607,000 for the second quarter of 2015 and increased $2.8 million in the six-month period ending June 30, 2015 as compared to the same period in 2014, respectively, mainly due to increased average balances. Average loan balances increased in the three month period ended June 30, 2015 compared to the same period in 2015 primarily as a result of loan growth from the Company's legacy operations (excluding the impact of loans acquired in connection with the transaction with Alaska Pacific), which increased for both the three and six month periods ending June 30, 2015, as compared to the same periods a year ago . Additionally, the acquisition of Alaska Pacific contributed to the increase in average loan balances in the six month period ending June 30, 2015 as compared to 2014.
Average loans held for sale increased by $55.2 million, or 510% to $66.1 million in the three-month period ending June 30, 2015, and increased $46.1 million, or 528% to $54.8 million in the six-month period ending June 30, 2015, as compared to the same periods in 2014, respectively. Total interest income from loans held for sale increased $446,000 for the second quarter of 2015 and increased $806,000 in the six-month period ending June 30, 2015 as compared to the same period in 2014, respectively, as a result of the increase in average balances. Average balances and net interest income for loans held for sale increased in both the second quarter and first half of 2015 primarily as a result of loans acquired by the Company in connection with the Company's acquisition of the remaining 76.5% of RML on December 1, 2014 and loans generated by RML subsequent to the acquisition.
Average investments decreased by $22.8 million, or 8% to $268.7 million in the three-month period ending June 30, 2015, and decreased $19.5 million, or 7% to $277.0 million in the six-month period ending June 30, 2015, as compared to the same periods in 2014. The decrease in average investments for the three and six-month periods ending June 30, 2015 as compared to the same periods in 2014 is mainly a result of proceeds from called and matured investments being used to fund our growth in loans.
Average interest-bearing liabilities increased $48.0 million, or 6%, to $839.6 million during the second quarter of 2015 and increased $101.9 million, or 14%, to $836.9 million in the six-month period ending June 30, 2015, as compared to $791.6 million and $735.0 million, for the same periods in 2014, respectively. These increases were primarily the result of increased borrowings resulting from a warehouse line of credit acquired as a result of our acquisition of RML. Additionally, certificates of deposits increased in both periods compared to 2014 mainly as a result of a campaign the Company ran in the fourth quarter of 2014. Average interest-bearing liabilities increased in the six months ended June 30, 2015 as compared to 2014 mostly due to the deposit balances acquired in connection with the acquisition of Alaska Pacific. The average cost of interest-bearing liabilities increased $264,000 and $578,000, or 55% and 63%, for the three and six-month periods ending June 30, 2015, respectively, as compared to the same periods in 2014, due to increases in both average balances and interest rates for both deposits and borrowings. Interest rates on deposits increased due to a change in the mix of the Company's deposits. Average certificates of deposits accounted for 12% and 10% for the second quarters of 2015 and 2014, respectively, and 12% and 9% of total average deposits year-to-date at June 30, 2015 and 2014, respectively. Additionally, interest rates on short term borrowings increased mainly due to the Company's use of some higher cost short term funding lines used to fund mortgage originations.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2015 and 2014:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2015	2014	$	%	2015	2014	$	%	2015	2014	Change
Loans[1,2]	$966,952	$924,881	$42,071	5%	$13,548	$12,941	$607	5%	5.67%	5.65%	0.02%
Loans held for sale	66,074	10,827	55,247	510%	587	141	446	316%	3.56%	4.03%	(0.47)%

Short-term investments	39,229	48,466	(9,237)	(19)%	24	41	(17)	(41)%	0.25%	0.33%	(0.08)%
Long-term investments	229,485	243,096	(13,611)	(6)%	784	772	12	2%	1.50%	1.39%	0.11%
Total investments	268,714	291,562	(22,848)	(8)%	808	813	(5)	(1)%	1.32%	1.22%	0.10%
Interest-earning assets	1,301,740	1,227,270	74,470	6%	14,943	13,895	1,048	8%	4.67%	4.58%	0.09%
Nonearning assets	143,404	116,450	26,954	23%
Total	$1,445,144	$1,343,720	$101,424	8%

Interest-bearing deposits	$784,972	$748,537	$36,435	5%	$493	$348	$145	42%	0.25%	0.19%	0.06%
Borrowings	54,644	43,063	11,581	27%	255	136	119	88%	1.85%	1.23%	0.62%
Total interest-bearing liabilities	839,616	791,600	48,016	6%	748	484	264	55%	0.36%	0.24%	0.12%
Demand deposits and other noninterest
-bearing liabilities	438,230	395,841	42,389	11%
Equity	167,298	156,279	11,019	7%
Total	$1,445,144	$1,343,720	$101,424	8%
Net interest income					$14,195	$13,411	$784	6%
Net tax equivalent margin on interest earning assets[3]									4.44%	4.43%	0.01%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $934,000 and $717,000 in the second quarter of 2015 and 2014, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.9 million and $3.8 million in the second quarter of 2015 and 2014 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2015 and 2014. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.37% and 4.38%, respectively, for the second quarter of 2015 and 2014.

The following table is a reconciliation of tax-equivalent net interest margin to net interest margin for the periods indicated:

	Three Months Ended June 30,
(In Thousands)	2015	2014
Net interest income	$14,195	$13,411
Divided by average interest-bearing assets	1,301,740	1,227,270
Net interest margin	4.37%	4.38%

(In Thousands)	2015	2014
Net interest income	$14,195	$13,411
Plus: reduction in tax expense related to
tax-exempt interest income	199	129
	$14,394	$13,540
Divided by average interest-bearing assets	1,301,740	1,227,270
Tax-equivalent net interest margin	4.44%	4.43%
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2015 and 2014:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2015	2014	$	%	2015	2014	$	%	2015	2014	Change
Loans[1,2]	$956,571	$848,007	$108,564	13%	$26,620	$23,777	$2,843	12%	5.65%	5.68%	(0.03)%
Loans held for sale	54,780	8,727	46,053	528%	982	176	806	458%	3.62%	4.07%	(0.45)%

Short-term investments	26,972	53,275	(26,303)	(49)%	35	90	(55)	(61)%	0.26%	0.34%	(0.08)%
Long-term investments	250,000	243,200	6,800	3%	1,692	1,525	167	11%	1.49%	1.39%	0.10%
Total investments	276,972	296,475	(19,503)	(7)%	1,727	1,615	112	7%	1.38%	1.21%	0.17%
Interest-earning assets	1,288,323	1,153,209	135,114	12%	29,329	25,568	3,761	15%	4.65%	4.52%	0.13%
Nonearning assets	148,888	109,046	39,842	37%
Total	$1,437,211	$1,262,255	$174,956	14%

Interest-bearing deposits	$780,099	$692,212	$87,887	13%	$970	$634	$336	53%	0.25%	0.18%	0.07%
Borrowings	56,801	42,752	14,049	33%	532	290	242	83%	1.84%	1.34%	0.50%
Total interest-bearing liabilities	836,900	734,964	101,936	14%	1,502	924	578	63%	0.36%	0.25%	0.11%
Demand deposits and other noninterest
-bearing liabilities	433,198	376,051	57,147	15%
Equity	167,113	151,240	15,873	10%
Total	$1,437,211	$1,262,255	$174,956	14%
Net interest income					$27,827	$24,644	$3,183	13%
Net tax equivalent margin on interest earning assets[3]									4.41%	4.36%	0.05%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.8 million and $1.4 million in the first six months of 2015 and 2014, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.8 million and $2.9 million in the first six months of 2015 and 2014 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2015 and 2014. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.36% and 4.31%, respectively, for the first six months of 2015 and 2014.
The following table is a reconciliation of tax-equivalent net interest margin to net interest margin for the periods indicated:

	Six Months Ended June 30,
(In Thousands)	2015	2014
Net interest income	$27,827	$24,644
Divided by average interest-bearing assets	1,288,323	1,153,209
Net interest margin	4.36%	4.31%

(In Thousands)	2015	2014
Net interest income	$27,827	$24,644
Plus: reduction in tax expense related to
tax-exempt interest income	351	280
	$28,178	$24,924
Divided by average interest-bearing assets	1,288,323	1,153,209
Tax-equivalent net interest margin	4.41%	4.36%
The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and six-month periods ending June 30, 2015 and 2014.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$651	($44)	$607
Loans held for sale	457	(11)	446
Short-term investments	(7)	(10)	(17)
Long-term investments	(28)	40	12
Total interest income	$1,073	($25)	$1,048

Interest Expense:
Interest-bearing deposits	$19	$126	$145
Borrowings	41	78	119
Total interest expense	$60	$204	$264

(In Thousands)	Six Months Ended June 30, 2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$3,044	($201)	$2,843
Loans held for sale	822	(16)	806
Short-term investments	(41)	(14)	(55)
Long-term investments	47	120	167
Total interest income	$3,872	($111)	$3,761

Interest Expense:
Interest-bearing deposits	$79	$257	$336
Borrowings	105	137	242
Total interest expense	$184	$394	$578

Provision for Loan Losses
We recorded a provision for loan losses of $376,000 and a benefit for the provision for loan losses of $1.1 million for the second quarters of 2015 and 2014, respectively. We recorded a provision for loan losses of $702,000 and a benefit for the provision of loan losses of $1.1 million for the six month periods ending June 30, 2015 and 2014, respectively. The increase in the provision for loan losses in both periods of 2015 as compared to 2014 is primarily the result of an increase in portfolio loans and net recoveries in 2014 that led to a loan loss benefit. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 8 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending June 30, 2015, increased $7.5 million, or 182%, to $11.6 million as compared to the same period in 2014. This increase is primarily the result of $7.8 million in mortgage banking income earned in the second quarter of 2015. The Company acquired the remaining 76.5% of RML on December 1, 2014 making RML a wholly-owned, consolidated subsidiary of the Company. RML's results of operations prior to the December 1, 2014 acquisition were included in our operating results under the equity method. Additionally, other income increased $118,000 in the second quarter of 2015 compared to the same period in 2014 primarily due to $179,000 in gains on loans acquired in connection with the acquisition of Alaska Pacific in 2014 at a discount to par values that were paid off in the second quarter of 2015. These increases were partially offset by a decrease of $333,000 in gains on the sale of securities.
Other operating income for the six-month period ending June 30, 2015, increased $15.3 million, or 223%, to $22.1 million as compared to the same period in 2014. This increase is primarily the result of $15.1 million in mortgage banking income earned in the first six months of 2015 as a result of the acquisition noted above. Additionally, other income increased $343,000 the first half of 2015 compared to the same period of 2014 primarily due to $226,000 in gains recognized on the disposition of loans acquired in connection with the acquisition of Alaska Pacific in 2014 at a discount, as well as an increase in rental income of $174,000 due to new tenants occupying space in the Company's main office building beginning August 1, 2014. These increases were partially offset by a decrease of $316,000 in gains on the sale of securities.

Other Operating Expense
Other operating expense for the second quarter of 2015 increased $6.1 million, or 53%, to $17.8 million as compared to the same period in 2014, mainly reflecting a $4.3 million increase in salaries and other personnel expense and an expense of $587,00 incurred in the second quarter of 2015 related to the earn out liability attributable to the RML acquisition. The increase in salaries and other personnel expense was primarily due to an increase in average full time equivalent employees from 312 at June 30, 2014 to 428 at June 30, 2015, primarily due to the acquisition of RML. Additionally, professional and outside services expense, occupancy expense, and marketing expense increased $572,000, $482,000 and $248,000, respectively, in the second quarter of 2015 as compared to the second quarter of 2014. Professional and outside services expense increased mainly due to integration issues related to the acquisition of RML and development of a new loan servicing program. Occupancy expense increased primarily due to the acquisition of RML, and marketing expense increased due to the opening of a new branch location in Anchorage and sales campaigns launched in the second quarter of 2015.
Other operating expense for the six-month period ending June 30, 2015 increased $14.6 million, or 68%, to $36.2 million as compared to the same period in 2014, primarily due to an $8.9 million increase in salaries and other personnel expense primarily due to the acquisitions of RML and Alaska Pacific, and an expense of $2.1 million related to the earn out liability attributable to the RML acquisition. The following are other changes in other operating expense: an increase of $1.2 million in occupancy expense, an increase of $918,000 in professional and other outside services, and an increase in marketing expense of $251,000. These expenses increased primarily due to the same factors discussed above for the second quarter. Additionally, equipment expense and insurance expense also increased by $205,000 and $200,000, respectively, due to the acquisitions of Alaska Pacific and RML. OREO expense net of rental income and gains on sale increased by $423,000 in the first half of 2015 compared to the same period of 2014 primarily as a result of an increase in impairment on OREO properties. These increases were partially offset by a decrease of $705,000 in merger and acquisition expense, which mostly resulted from costs incurred in connection with the acquisitions of Alaska Pacific and RML in 2014 and a $278,000 decrease in the reserve for purchased receivables.
Income Taxes
The provision for income taxes for the three and six-month periods ending June 30, 2015 increased $117,000 and $567,000, or 5% and 15%, respectively, as compared to the same period in 2014 primarily due to increases in pre-tax net income. The effective tax rate for the six-month periods ending June 30, 2015 and 2014 was 34% and 35%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at June 30, 2015 decreased $55.9 million, or 20%, to $228.1 million from $283.9 million at December 31, 2014. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases. The Company used proceeds from the net decrease in investment securities to fund loan growth in the first six months of 2015.
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
Portfolio loans increased by $50.3 million, or 5%, to $974.8 million at June 30, 2015 from $924.5 million at December 31, 2014, primarily the result of organic growth in commercial, commercial real estate and real estate construction loans.

The following table details loan balances by loan type as of the dates indicated:

	June 30, 2015		December 31, 2014
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$334,181	34.3%	$306,543	33.2%
Real estate construction one-to-four family	38,233	3.9%	34,842	3.8%
Real estate construction other	101,683	10.4%	91,195	9.9%
Real estate term owner occupied	111,245	11.4%	109,472	11.8%
Real estate term non-owner occupied	295,613	30.3%	286,616	31.0%
Real estate term other	38,511	4.0%	36,894	4.0%
Consumer secured by 1st deeds of trust	29,328	3.0%	32,000	3.5%
Consumer other	30,514	3.1%	31,493	3.4%
Subtotal	$979,308		$929,055
Less: Unearned origination fee,
net of origination costs	(4,459)	(0.4)%	(4,551)	(0.6)%
Total loans	$974,849		$924,504

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of June 30, 2015 and December 31, 2014, 4% and 6% of nonperforming loans, which totaled $5.0 million and $4.7 million, respectively, had partially charged-off balances.
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
At June 30, 2015, the unallocated portion of the Allowance as a percentage of the total Allowance was 8%. The unallocated portion of the Allowance as a percentage of the total Allowance was 7% at December 31, 2014.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. There was no allowance related to acquired loans at June 30, 2015.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$16,947	$16,032	$16,723	$16,282
Charge-offs:
Commercial	—	—	107	320
Real estate term other	—	—	81	—
Consumer secured by 1st deeds of trust	—	39	—	39
Consumer other	—	24	—	33
Total charge-offs	—	63	188	392
Recoveries:
Commercial	91	576	158	630
Real estate construction one-to-four family	—	613	—	625
Real estate term other	—	—	17	—
Consumer other	4	10	6	23
Total recoveries	95	1,199	181	1,278
Net, charge-offs (recoveries)	(95)	(1,136)	7	(886)
Provision for loan losses	376	(1,136)	702	(1,136)
Balance at end of period	$17,418	$16,032	$17,418	$16,032

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $59.0 million or 5% with a balance of $1.2 billion at June 30, 2015 and December 31, 2014, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2015		December 31, 2014
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$455,358	37%	$403,523	35%
Interest-bearing demand	173,952	14%	185,114	15%
Savings deposits	129,938	10%	122,588	10%
Alaska CDs	97,592	8%	99,736	8%
Money market deposits	232,877	19%	226,574	20%
Time deposits	149,000	12%	142,212	12%
Total deposits	$1,238,717		$1,179,747

The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at both June 30, 2015 and December 31, 2014. There were no depositors with deposits representing 10% or more of total deposits at June 30, 2015 or December 31, 2014.
Borrowings
The Company has a maximum line of credit with the Federal Home Loan Bank of Des Moines, or "FHLB" approximating 35% of eligible assets. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at June 30, 2015, the Company’s available borrowing line from the FHLB, was $194.0 million, representing approximately 13% of the Company’s assets. The Company has an outstanding FHLB advance of $2.1 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualified for a long term fixed interest rate of 3.12%. This FHLB borrowing originally had an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower. The maturity date of this borrowing is March 21, 2031.

The Company, through RML, had borrowings of $20.2 million and $24.1 million at June 30, 2015 and December 31, 2014, respectively. This borrowing is a line of credit used by RML to fund mortgage originations that matures on August 12, 2015.
At June 30, 2015 and December 31, 2014, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $104.1 million of cash and due from banks and interest bearing deposits in other banks and $168.3 million in unpledged available for sale securities held at June 30, 2015, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Des Moines and the Federal Reserve Bank of approximately $291.2 million as of June 30, 2015.

At June 30, 2015, $57.5 million in securities, or 25%, of the investment portfolio was pledged, as compared to $54.1 million, or 19%, at December 31, 2014. As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $26.2 million for the first six months of 2015 primarily due to net originations of loans held for sale and a decrease in other liabilities. Net cash provided by investing activities was $11.3 million for the same period, primarily due proceeds from sales and maturities of securities available for sale. These proceeds were partially offset by loan fundings and purchases of investment securities available for sale. Net cash provided by financing activities was $50.5 million, primarily due to an increase in deposits.
The Company issued 224 shares of its common stock in the first six months of 2015 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2015, the Company had 6,854,413 shares of its common stock outstanding.
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
Effective January 1, 2015, both the Company and the Bank were required to meet more stringent minimum capital requirements standards, commonly referred to as “Basel III”. As such, the ratios presented as of June 30, 2015 are calculated under the new regulations of Basel III. The ratios presented as of December 31, 2014 are calculated under the prior regulations of Basel II.
The requirements address both risk-based capital and leverage capital. At June 30, 2015, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2015.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

June 30, 2015
Common equity tier 1 capital	4.50%	6.50%	11.27%	11.63%
Tier 1 risk-based capital	6.00%	8.00%	12.67%	11.65%
Total risk-based capital	8.00%	10.00%	13.92%	12.90%
Leverage ratio	4.00%	5.00%	10.25%	10.57%
December 31, 2014
Tier 1 risk-based capital	4.00%	6.00%	13.06%	12.05%
Total risk-based capital	8.00%	10.00%	14.31%	13.30%
Leverage ratio	4.00%	5.00%	11.21%	10.35%

The regulatory capital ratios for the Company exceed those for the Bank in certain categories primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the third quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2015 and December 31, 2014, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $241.5 million and $219.3 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $120,000 and $112,000 at June 30, 2015 and December 31, 2014, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
At June 30, 2015 the Company has capital commitments of $1.3 million related to the construction of new branch locations and $1.8 million related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the third and fourth quarters of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2015 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2015, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors have not materially changed as of June 30, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the six months ending June 30, 2015.
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
NORTHRIM BANCORP, INC.

August 10, 2015	By	/s/ Joseph M. Beedle
Joseph M. Beedle
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2015	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)