Form 10-Q
period 2015-09-30
NORTHRIM BANCORP INC
filed 2015-11-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 6, 2015 was 6,862,916.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$42,257	$36,036
Interest bearing deposits in other banks	102,309	36,020

Investment securities available for sale	234,273	281,730
Investment securities held to maturity	904	2,201
Total portfolio investments	235,177	283,931

Investment in Federal Home Loan Bank stock	1,816	3,404

Loans held for sale	66,597	43,866

Loans	973,680	924,504
Allowance for loan losses	(17,848)	(16,723)
Net loans	955,832	907,781
Purchased receivables, net	13,732	15,254
Accrued interest receivable	3,476	3,373
Other real estate owned, net	3,511	4,607
Premises and equipment, net	39,434	35,643
Goodwill	22,334	22,334
Other intangible assets, net	1,483	1,701
Other assets	51,295	55,399
Total assets	$1,539,253	$1,449,349
LIABILITIES
Deposits:
Demand	$485,304	$403,523
Interest-bearing demand	179,080	185,114
Savings	221,205	222,324
Money market	236,488	226,574
Certificates of deposit less than $100,000	53,386	58,249
Certificates of deposit greater than $100,000	89,456	83,963
Total deposits	1,264,919	1,179,747
Securities sold under repurchase agreements	33,413	19,843
Borrowings	12,458	26,304
Junior subordinated debentures	18,558	18,558
Other liabilities	34,569	40,456
Total liabilities	1,363,917	1,284,908
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,859,351 and 6,854,189 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6,859	6,854
Additional paid-in capital	62,183	61,729
Retained earnings	105,363	95,493
Accumulated other comprehensive income	784	247
Total Northrim BanCorp shareholders' equity	175,189	164,323
Noncontrolling interest	147	118
Total shareholders' equity	175,336	164,441
Total liabilities and shareholders' equity	$1,539,253	$1,449,349
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$14,484	$13,437	$42,086	$37,390
Interest on investment securities available for sale	844	696	2,488	2,176
Interest on investment securities held to maturity	13	24	61	69
Interest on deposits in other banks	47	55	82	145
Total Interest Income	15,388	14,212	44,717	39,780
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	706	487	2,208	1,411
Net Interest Income	14,682	13,725	42,509	38,369
Provision for loan losses	676	—	1,378	(1,136)
Net Interest Income After Provision for Loan Losses	14,006	13,725	41,131	39,505
Other Operating Income
Mortgage banking income	8,113	—	23,235	—
Employee benefit plan income	1,004	899	2,712	2,653
Electronic banking income	721	590	2,043	1,694
Purchased receivable income	587	582	1,738	1,547
Service charges on deposit accounts	559	599	1,617	1,682
Gain on sale of securities, net	4	15	134	461
Gain on sale of premises and equipment	—	1,115	—	1,115
Equity in earnings from RML	—	384	—	608
Other income	1,419	750	3,026	2,014
Total Other Operating Income	12,407	4,934	34,505	11,774
Other Operating Expense
Salaries and other personnel expense	11,440	7,107	33,115	19,866
Occupancy expense	1,522	1,041	4,720	3,030
Change in fair value, RML earn-out liability	780	—	2,869	—
Professional and outside services	642	323	2,184	947
Marketing expense	565	417	1,824	1,425
Insurance expense	406	319	1,075	788
Equipment expense	387	405	1,249	1,062
Software expense	298	383	947	997
Internet banking expense	229	264	676	677
Intangible asset amortization expense	73	81	218	214
Merger and acquisition expense	—	1,031	—	1,736
Reserve for (recovery from) purchased receivables	(23)	241	(95)	447
OREO (income) expense, net rental income and gains on sale	152	(68)	328	(315)
Other operating expense	1,732	1,235	5,308	3,494
Total Other Operating Expense	18,203	12,779	54,418	34,368
Income Before Provision for Income Taxes	8,210	5,880	21,218	16,911
Provision for income taxes	2,678	1,982	7,111	5,848
Net Income	5,532	3,898	14,107	11,063
Less: Net income attributable to the noncontrolling interest	197	191	431	329
Net Income Attributable to Northrim BanCorp, Inc.	$5,335	$3,707	$13,676	$10,734
Earnings Per Share, Basic	$0.78	$0.54	$2.00	$1.59
Earnings Per Share, Diluted	$0.77	$0.53	$1.97	$1.57
Weighted Average Shares Outstanding, Basic	6,856,059	6,831,976	6,854,862	6,733,175
Weighted Average Shares Outstanding, Diluted	6,952,209	6,919,993	6,941,861	6,822,288
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net income	$5,532	$3,898	$14,107	$11,063
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$217	($307)	$953	$400
Reclassification of net gains included in net income (net tax expense of
$2 and $6 for the third quarter of 2015 and 2014, respectively and
$55 and $190 for the first nine months of 2015 and 2014, respectively)	(2)	(9)	(79)	(271)
Income tax (benefit) expense related to unrealized gains and losses	(74)	108	(337)	(152)
Other comprehensive income (loss)	141	(208)	537	(23)
Comprehensive income	5,673	3,690	14,644	11,040
Less: comprehensive income attributable to the noncontrolling interest	197	191	431	329
Comprehensive income attributable to Northrim BanCorp, Inc.	$5,476	$3,499	$14,213	$10,711

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2014	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock-based compensation expense	—	—	360	—	—	—	360
Exercise of stock options	26	26	28	—	—	—	54
Excess tax benefits from stock based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Other comprehensive loss, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,408	—	—	17,408
Twelve Months Ended December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441

Cash dividend declared	—	—	—	(3,806)	—	—	(3,806)
Stock-based compensation expense	—	—	357	—	—	—	357
Exercise of stock options	5	5	92	—	—	—	97
Excess tax benefits from share-based payment arrangements	—	—	5	—	—	—	5
Distributions to noncontrolling interest	—	—	—	—	—	(402)	(402)
Other comprehensive income, net of tax	—	—	—	—	537	—	537
Net income attributable to the noncontrolling interest	—	—	—	—	—	431	431
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,676	—	—	13,676
Nine Months Ended September 30, 2015	6,859	$6,859	$62,183	$105,363	$784	$147	$175,336

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Operating Activities:
Net income	$14,107	$11,063
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(134)	(461)
Gain on sale of premises and equipment	—	(1,115)
Depreciation and amortization of premises and equipment	1,670	1,355
Amortization of software	136	136
Intangible asset amortization	218	214
Amortization of investment security premium, net of discount accretion	(196)	(126)
Deferred tax liability	(314)	(1,503)
Stock-based compensation	357	254
Excess tax benefits from share-based payment arrangements	(5)	(5)
Deferral of loan fees and costs, net	(203)	627
Provision (benefit) for loan losses	1,378	(1,136)
Reserve for (recovery from) purchased receivables	(95)	447
Purchases of loans held for sale	—	(117,225)
Proceeds from the sale of loans held for sale	571,494	118,201
Origination of loans held for sale	(594,225)	—
Gain on sale of other real estate owned	(136)	(470)
Impairment on other real estate owned	360	45
Equity in undistributed earnings from mortgage affiliate	—	(239)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(103)	(754)
Decrease in other assets	3,836	1,685
Decrease in other liabilities	(5,937)	(2,606)
Net Cash (Used) Provided by Operating Activities	(7,792)	8,387
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(107,873)	(156,014)
Proceeds from sales/maturities of securities available for sale	156,491	173,239
Proceeds from calls/maturities of securities held to maturity	1,285	—
Purchases of domestic certificates of deposit	—	(3,500)
Proceeds from maturities of domestic certificates of deposit	3,500	13,500
Proceeds from redemption of FHLB stock	1,588	129
Alaska Pacific acquisition, net of cash received	—	6,367
Decrease in purchased receivables, net	1,617	1,250
Increase in loans, net	(50,359)	(28,899)
Proceeds from sale of other real estate owned	1,971	1,828
Elliott Cove divestiture, net of cash received	219	—
Decrease in loan to Elliott Cove, net	—	189
Purchases of premises and equipment	(5,461)	(4,104)
Net Cash (Used) Provided by Investing Activities	2,978	3,985
Financing Activities:
Increase in deposits	85,172	37,206
Increases (decrease) in securities sold under repurchase agreements	13,570	(1,212)
Decrease in borrowings	(13,846)	(4,352)
Distributions to noncontrolling interest	(402)	(341)
Proceeds from the issuance of common stock	97	75
Excess tax benefits from share-based payment arrangements	5	5

Cash dividends paid	(3,772)	(3,503)
Net Cash Provided (Used) by Financing Activities	80,824	27,878

Net Change in Cash and Cash Equivalents	76,010	40,250
Cash and Cash Equivalents at Beginning of Period	68,556	85,591
Cash and Cash Equivalents at End of Period	$144,566	$125,841
Supplemental Information:
Income taxes paid	$4,136	$3,627
Interest paid	$2,174	$1,408
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$55	$8,518
Transfer of loans to other real estate owned	$1,133	$1,158
Transfer of premises to other real estate owned	$—	$904
Cash dividends declared but not paid	$34	$23
Acquisitions:
Assets acquired	$—	$167,199
Liabilities assumed	$—	$153,172

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. Prior to December 2014, the Company operated in a single segment: Community Banking. The Company has evaluated events and transactions through November 6, 2015 for potential recognition or disclosure. Operating results for the interim period ended September 30, 2015, are not necessarily indicative of the results anticipated for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”). The amendments to the Codification in ASU 2015-14 defer the effective date of Update 2014-09 for all entities by one year. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Business Combinations (“ASU 2015-16”). The amendments to the Codification in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and the Company estimates that these operations added revenue of $6.7 million, non-interest expense of $3.9 million, and net income of $2.8 million, before taxes, for the nine months ended September 30, 2015. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $1.3 million for the nine months ended September 30, 2014 were incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the nine month period ended September 30, 2014 as if the acquisition of Alaska Pacific had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Nine Months Ended September 30, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$50,143	$2,095	($10)	[2]	$52,228
Net income attributable to Northrim BanCorp, Inc.	10,734	(1,282)	101	[3]	9,553
Earnings Per Share, Basic	$1.59				$1.36
Earnings Per Share, Diluted	$1.57				$1.34
Weighted Average Shares Outstanding, Basic	6,733,175				7,023,387
Weighted Average Shares Outstanding, Diluted	6,822,288				7,112,500
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

For the nine month period ended September 30, 2015, the Company recorded an adjustment to increase the contingent liability by $2.9 million. The increase in the contingent liability resulted from the excess of RML's pretax income from December 1, 2014 through the end of the third quarter of 2015 over and above estimates made at the close of the purchase of RML. The adjustment to the contingent liability for estimated future earn-out payments is recorded in the line item titled "Change in fair value, RML earn-out liability" in other operating expense on the Consolidated Statements of Income. The total contingent liability as of September 30, 2015 is $10.3 million.

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
The operations of RML are included in our operating results from December 1, 2014, and added revenue of $23.8 million, non-interest expense of $16.4 million, and net income of $7.4 million, before taxes, for the nine month period ended September 30, 2015. RML’s results of operations prior to the December 1, 2014 acquisition are included in our operating results under the equity method. Additionally, merger-related costs of $430,000 for the nine-month period ended September 30, 2014 were incurred and expensed in connection with the acquisition of RML and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the nine month period ended September 30, 2014 as if the acquisition of RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Nine Months Ended September 30, 2014
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$50,143	$17,978	[2]	($569)	[3]	$67,552
Net income attributable to Northrim BanCorp, Inc.	10,734	3,172		2,625	[4]	16,531
Earnings Per Share, Basic	$1.59					$2.46
Earnings Per Share, Diluted	$1.57					$2.42
Weighted Average Shares Outstanding, Basic	6,733,175					6,733,175
Weighted Average Shares Outstanding, Diluted	6,822,288					6,822,288
1 RML represents results from January 1 to September 30.
2 2014 amount is comprised of net interest income of $244,000 and $17.7 million of other income.
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
The following table presents unaudited combined pro forma results of operations for the nine month period ended September 30, 2014 as if the acquisition of Alaska Pacific and RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	Nine Months Ended September 30, 2014
		Alaska			Pro Forma		Pro Forma
	Company	Pacific[1]	RML[2]		Adjustments		Combined
Net interest and other income	$50,143	$2,095	$17,978	[3]	($597)	[4]	$69,619
Net income attributable to Northrim BanCorp, Inc.	10,734	(1,282)	3,172		2,726	[5]	15,350
Earnings Per Share, Basic	$1.59						$2.19
Earnings Per Share, Diluted	$1.57						$2.16
Weighted Average Shares Outstanding, Basic	6,733,175						7,023,387
Weighted Average Shares Outstanding, Diluted	6,822,288						7,112,500
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 RML represents results from January 1 to September 30.
3 2014 amount is comprised of net interest income of $244,000 and $17.7 million of other income.
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

4. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, banker’s acceptances, commercial paper, securities purchased under agreement to resell, federal funds sold, and securities with maturities of less than 90 days at acquisition.  As of September 30, 2015, the Company had no certificate of deposit in another bank with original maturity greater than 90 days. Cash and cash equivalent balances placed with the Federal Reserve of San Francisco is the only concentration representing more than 10% of the Company’s equity.

5. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$181,920	$859	$5	$182,774
Municipal securities	10,932	172	13	11,091
U.S. Agency mortgage-backed securities	875	3	4	874
Corporate bonds	38,309	228	—	38,537
Preferred stock	998	—	1	997
Total securities available for sale	$233,034	$1,262	$23	$234,273
Securities held to maturity
Municipal securities	$904	$68	$—	$972
Total securities held to maturity	$904	$68	$—	$972
December 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$226,624	$105	$539	$226,190
Municipal securities	11,843	285	4	12,124
U.S. Agency mortgage-backed securities	1,024	6	1	1,029
Corporate bonds	38,820	415	—	39,235
Preferred stock	2,999	153	—	3,152
Total securities available for sale	$281,310	$964	$544	$281,730
Securities held to maturity
Municipal securities	$2,201	$107	$—	$2,308
Total securities held to maturity	$2,201	$107	$—	$2,308

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$3,621	$5	$39	$—	$3,660	$5
Municipal Securities	2,145	13	—	—	2,145	13
Mortgage-backed Securities	508	3	80	1	588	4
Preferred Stock	996	1	—	—	996	1
Total	$7,270	$22	$119	$1	$7,389	$23

December 31, 2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$165,004	$539	$—	$—	$165,004	$539
Municipal Securities	567	4	—	—	567	4
Mortgage-backed Securities	117	1	—	—	117	1
Total	$165,688	$544	$—	$—	$165,688	$544

There were twelve and twenty-nine available-for-sale securities with unrealized losses as of September 30, 2015 and December 31, 2014, respectively, that have been in a loss position for less than twelve months. There were three and no securities as of September 30, 2015 and December 31, 2014 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell, nor is it required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2015, $64.0 million in securities, or 27%, of the investment portfolio was pledged for deposits and borrowings, as compared to $54.1 million, or 19%, at December 31, 2014. We held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity at September 30, 2015 and December 31, 2014.

The amortized cost and fair values of debt securities at September 30, 2015, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
1-5 years	$181,920	$182,774	1.26%
Total	$181,920	$182,774	1.26%
U.S. Agency mortgage-backed securities
1-5 years	$37	$36	1.99%
5-10 years	250	248	3.04%
Over 10 years	588	590	2.82%
Total	$875	$874	2.85%
Corporate bonds
Within 1 year	$17,233	$17,388	1.99%
1-5 years	21,076	21,149	1.07%
Total	$38,309	$38,537	1.48%
Preferred stock
Over 10 years	$998	$997	6.02%
Total	$998	$997	6.02%
Municipal securities
Within 1 year	$658	$666	2.64%
1-5 years	6,289	6,434	2.11%
5-10 years	4,889	4,963	4.54%
Total	$11,836	$12,063	3.14%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2015 and 2014, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2015
Available for sale securities	$3,633	$134	$—
2014
Available for sale securities	$24,102	$465	$4

A summary of interest income for the nine months ending September 30, 2015 and 2014 on available for sale investment securities is as follows:

(In Thousands)	2015	2014
US Treasury and government sponsored entities	$1,713	$1,186
U.S. Agency mortgage-backed securities	20	17
Other	507	671
Total taxable interest income	$2,240	$1,874
Municipal securities	$248	$302
Total tax-exempt interest income	$248	$302
Total	$2,488	$2,176

6. Loans Held for Sale
The Company acquired the remaining 76.5% of RML on December 1, 2014. The Company originates 1-4 family residential mortgages through RML and sells them to the secondary market. These loans are shown as loans held for sale on the Company's Consolidated Balance Sheet. The Company originated $594.2 million and sold $571.5 million in loans during the nine-month period ending September 30, 2015. Prior to December 1, 2014, the Company had a 23.5% ownership interest in RML and purchased residential loans from them.  The Company then sold these loans in the secondary market.  The Company purchased $117.2 million and sold $118.2 million in loans from RML during the nine-month period ending September 30, 2014.

7.  Loans
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2015
AQR Pass	$309,102	$48,527	$96,037	$106,573	$290,743	$36,076	$26,964	$29,159	$943,181
AQR Special Mention	573	—	—	746	108	367	164	21	1,979
AQR Substandard	15,417	—	11,356	5,208	262	—	536	89	32,868
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$325,092	$48,527	$107,393	$112,527	$291,113	$36,443	$27,664	$29,269	$978,028
Less: Unearned origination fees, net of origination costs									(4,348)
Total loans									$973,680
December 31, 2014
AQR Pass	$291,020	$34,651	$91,195	$103,049	$282,774	$36,705	$31,118	$31,399	$901,911
AQR Special Mention	11,618	—	—	5,817	2,095	39	396	47	20,012
AQR Substandard	3,905	191	—	606	1,747	150	486	47	7,132
AQR Doubtful	—	—	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—	—	—
Subtotal	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Less: Unearned origination fees, net of origination costs									(4,551)
Total loans									$924,504
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

Nonaccrual loans totaled $3.7 million and  $4.7 million at September 30, 2015 and December 31, 2014, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	September 30, 2015	December 31, 2014
Commercial	$3,041	$2,031
Real estate construction one-to-four family	—	191
Real estate term owner occupied	41	135
Real estate term non-owner occupied	262	1,746
Real estate term other	—	39
Consumer secured by 1st deeds of trust	302	485
Consumer other	89	47
Total	$3,735	$4,674

Past due loans and nonaccrual loans at the periods indicated are presented below by AQR:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
September 30, 2015
AQR Pass	$80	$—	$—	$—	$80	$943,101	$943,181
AQR Special Mention	15	—	—	—	15	1,964	1,979
AQR Substandard	—	—	—	3,735	3,735	29,133	32,868
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$95	$—	$—	$3,735	$3,830	$974,198	$978,028
Less: Unearned origination fees, net of origination costs							(4,348)
Total							$973,680
December 31, 2014
AQR Pass	$696	$545	$—	$—	$1,241	$900,670	$901,911
AQR Special Mention	—	—	—	—	—	20,012	20,012
AQR Substandard	40	—	—	4,674	4,714	2,418	7,132
AQR Doubtful	—	—	—	—	—	—	—
AQR Loss	—	—	—	—	—	—	—
Subtotal	$736	$545	$—	$4,674	$5,955	$923,100	$929,055
Less: Unearned origination fees, net of origination costs							(4,551)
Total							$924,504

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

At September 30, 2015 and December 31, 2014, the recorded investment in loans that are considered to be impaired was $35.0 million and $11.3 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015
With no related allowance recorded
Commercial - AQR special mention	$160	$160	$—
Commercial - AQR substandard	14,011	14,460	—
Real estate construction other - AQR pass	721	721	—
Real estate construction other - AQR substandard	11,356	11,356
Real estate term owner occupied- AQR pass	758	758	—
Real estate term owner occupied- AQR substandard	5,167	5,167	—
Real estate term non-owner occupied- AQR pass	493	493	—
Real estate term non-owner occupied- AQR special mention	101	101	—
Real estate term non-owner occupied- AQR substandard	262	262	—
Real estate term other - AQR special mention	148	148	—
Consumer secured by 1st deeds of trust - AQR pass	78	78	—
Consumer secured by 1st deeds of trust - AQR substandard	482	482	—
Subtotal	$33,737	$34,186	$—

With an allowance recorded
Commercial - AQR substandard	$1,169	$1,169	$433
Consumer other - AQR substandard	80	80	80
Subtotal	$1,249	$1,249	$513

Total
Commercial - AQR special mention	$160	$160	$—
Commercial - AQR substandard	15,180	15,629	433
Real estate construction other - AQR pass	721	721	—
Real estate construction other - AQR substandard	11,356	11,356	—
Real estate term owner-occupied - AQR pass	758	758	—
Real estate term owner-occupied - AQR substandard	5,167	5,167	—
Real estate term non-owner occupied - AQR pass	493	493	—
Real estate term non-owner occupied - AQR special mention	101	101	—
Real estate term non-owner occupied - AQR substandard	262	262	—
Real estate term other - AQR special mention	148	148	—
Consumer secured by 1st deeds of trust - AQR pass	78	78	—
Consumer secured by 1st deeds of trust - AQR substandard	482	482	—
Consumer other - AQR substandard	80	80	80
Total	$34,986	$35,435	$513

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,000	3,045	—
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Subtotal	$10,491	$10,549	$—

With an allowance recorded
Commercial - AQR substandard	$806	$806	$75
Subtotal	$806	$806	$75

Total
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,806	3,851	75
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Total	$11,297	$11,355	$75

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$323	$1
Commercial - AQR special mention	161	3	358	10
Commercial - AQR substandard	13,661	155	1,661	65
Real estate construction other - AQR pass	726	13	—	—
Real estate construction other - AQR substandard	5,678	—	—	—
Real estate term owner occupied- AQR pass	761	17	505	12
Real estate term owner occupied- AQR special mention	—	—	276	6
Real estate term owner occupied- AQR substandard	5,203	85	1,218	24
Real estate term non-owner occupied- AQR pass	516	19	591	19
Real estate term non-owner occupied- AQR special mention	101	10	3,103	168
Real estate term non-owner occupied- AQR substandard	269	—	1,118	—
Real estate term other - AQR special mention	148	3	795	30
Real estate term other - AQR substandard	—	—	424	3
Consumer secured by 1st deeds of trust - AQR pass	—	—	84	1
Consumer secured by 1st deeds of trust - AQR special mention	78	1	—	—
Consumer secured by 1st deeds of trust - AQR substandard	461	2	467	—
Subtotal	$27,763	$308	$10,923	$339

With an allowance recorded
Commercial - AQR substandard	$944	$—	$—	$—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	165	—
Consumer other - AQR substandard	40	—	—	—
Subtotal	$984	$—	$165	$—

Total
Commercial - AQR pass	$—	$—	$323	$1
Commercial - AQR special mention	161	3	358	10
Commercial - AQR substandard	14,605	155	1,661	65
Real estate construction other - AQR pass	726	13	—	—
Real estate construction other - AQR substandard	5,678	—	—	—
Real estate term owner-occupied - AQR pass	761	17	505	12
Real estate term owner-occupied - AQR special mention	—	—	276	6
Real estate term owner-occupied - AQR substandard	5,203	85	1,218	24
Real estate term non-owner occupied - AQR pass	516	19	591	19
Real estate term non-owner occupied - AQR special mention	101	10	3,103	168
Real estate term non-owner occupied - AQR substandard	269	—	1,118	—
Real estate term other - AQR special mention	148	3	795	30
Real estate term other - AQR substandard	—	—	424	3
Consumer secured by 1st deeds of trust - AQR pass	—	—	84	1
Consumer secured by 1st deeds of trust - AQR special mention	78	1	—	—
Consumer secured by 1st deeds of trust - AQR substandard	461	2	632	—
Consumer other - AQR substandard	40	—	—	—
Total Impaired Loans	$28,747	$308	$11,088	$339

Nine Months Ended September 30,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$130	$2
Commercial - AQR special mention	165	10	281	20
Commercial - AQR substandard	9,711	225	1,538	72
Real estate construction one-to-four family - AQR special mention	—	—	116	6
Real estate construction other - AQR pass	744	72	—	—
Real estate construction other - AQR special mention	—	—	271	29
Real estate construction other - AQR substandard	1,913	—	—	—
Real estate term owner occupied- AQR pass	677	46	508	39
Real estate term owner occupied- AQR special mention	90	5	307	15
Real estate term owner occupied- AQR substandard	3,720	113	1,168	51
Real estate term non-owner occupied- AQR pass	534	57	607	74
Real estate term non-owner occupied- AQR special mention	1,444	97	2,447	209
Real estate term non-owner occupied- AQR substandard	1,423	—	1,062	—
Real estate term other - AQR special mention	50	3	655	77
Real estate term other - AQR substandard	99	7	245	10
Consumer secured by 1st deeds of trust - AQR pass	80	3	85	3
Consumer secured by 1st deeds of trust - AQR substandard	526	6	284	—
Consumer other - AQR substandard	—	—	38	—
Subtotal	$21,176	$644	$9,742	$607

With an allowance recorded
Commercial - AQR special mention	$—	$—	$61	$6
Commercial - AQR substandard	1,863	—	198	—
Real estate term other - AQR substandard	93	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	234	—
Consumer other - AQR substandard	14	—	—	—
Subtotal	$1,970	$—	$493	$6

Total
Commercial - AQR pass	$—	$—	$130	$2
Commercial - AQR special mention	165	10	342	26
Commercial - AQR substandard	11,574	225	1,736	72
Real estate construction one-to-four family - AQR special mention	—	—	116	6
Real estate construction other - AQR pass	744	72	—	—
Real estate construction other - AQR special mention	—	—	271	29
Real estate construction other - AQR substandard	1,913	—	—	—
Real estate term owner-occupied - AQR pass	677	46	508	39
Real estate term owner-occupied - AQR special mention	90	5	307	15
Real estate term owner-occupied - AQR substandard	3,720	113	1,168	51
Real estate term non-owner occupied - AQR pass	534	57	607	74
Real estate term non-owner occupied - AQR special mention	1,444	97	2,447	209
Real estate term non-owner occupied - AQR substandard	1,423	—	1,062	—
Real estate term other - AQR special mention	50	3	655	77
Real estate term other - AQR substandard	192	7	245	10
Consumer secured by 1st deeds of trust - AQR pass	80	3	85	3
Consumer secured by 1st deeds of trust - AQR substandard	526	6	518	—
Consumer other - AQR substandard	14	—	38	—
Total Impaired Loans	$23,146	$644	$10,235	$613
As described in Note 3 above, the Company acquired 18 purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of September 30, 2015 is $1.7 million.
Loans classified as troubled debt restructurings (“TDR”) totaled $5.1 million and  $7.7 million at September 30, 2015 and December 31, 2014, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2015 and restructured loans that occurred prior to 2015 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$66	$1,317	$1,383
Subtotal	$66	$1,317	$1,383
Existing Troubled Debt Restructurings	$3,138	$583	$3,721
Total	$3,204	$1,900	$5,104
The following table presents newly restructured loans that occurred during the nine months ended September 30, 2015, by concession (terms modified):

		September 30, 2015
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$423	$900	$1,323
Total	4	$—	$—	$423	$900	$1,323
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$406	$977	$1,383
Total	4	$—	$—	$406	$977	$1,383
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There was a $304,000 charge off in the nine months ended September 30, 2015 on a loan that was later classified as a TDR.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at September 30, 2015 and December 31, 2014, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending September 30, 2015 and December 31, 2014.

8.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Charge-Offs	(367)	—	—	—	—	—	(28)	(5)	—	(400)
Recoveries	152	—	—	—	—	—	—	2	—	154
Provision (benefit)	308	202	(81)	54	54	(69)	31	64	113	676
Balance, end of period	$5,780	$891	$1,782	$1,524	$4,942	$602	$268	$476	$1,583	$17,848
Balance, end of period:
Individually evaluated
for impairment	$433	$—	$—	$—	$—	$—	$—	$80	$—	$513
Balance, end of period:
Collectively evaluated
for impairment	$5,347	$891	$1,782	$1,524	$4,942	$602	$268	$396	$1,583	$17,335
2014
Balance, beginning of period	$5,134	$570	$830	$1,384	$4,124	$642	$272	$370	$2,706	$16,032
Charge-Offs	—	—	—	—	—	—	(13)	(41)	—	(54)
Recoveries	259	—	—	—	—	—	—	6	—	265
Provision (benefit)	22	64	285	177	87	254	7	53	(949)	—
Balance, end of period	$5,415	$634	$1,115	$1,561	$4,211	$896	$266	$388	$1,757	$16,243
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$8	$—	$—	$8
Balance, end of period:
Collectively evaluated
for impairment	$5,415	$634	$1,115	$1,561	$4,211	$896	$258	$388	$1,757	$16,235

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(474)	—	—	—	—	(81)	(28)	(5)	—	(588)
Recoveries	310	—	—	—	—	17	—	8	—	335
Provision (benefit)	301	247	129	(56)	238	10	11	63	435	1,378
Balance, end of period	$5,780	$891	$1,782	$1,524	$4,942	$602	$268	$476	$1,583	$17,848
Balance, end of period:
Individually evaluated
for impairment	$433	$—	$—	$—	$—	$—	$—	$80	$—	$513
Balance, end of period:
Collectively evaluated
for impairment	$5,347	$891	$1,782	$1,524	$4,942	$602	$268	$396	$1,583	$17,335
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(320)	—	—	—	—	—	(52)	(74)	—	(446)
Recoveries	889	625	—	—	—	—	—	29	—	1,543
Provision (benefit)	(933)	(548)	576	(22)	(86)	359	(4)	43	(521)	(1,136)
Balance, end of period	$5,415	$634	$1,115	$1,561	$4,211	$896	$266	$388	$1,757	$16,243
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$8	$—	$—	$8
Balance, end of period:
Collectively evaluated
for impairment	$5,415	$634	$1,115	$1,561	$4,211	$896	$258	$388	$1,757	$16,235

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2015
Balance, end of period	$325,092	$48,527	$107,393	$112,527	$291,113	$36,443	$27,664	$29,269	$978,028
Balance, end of period:
Individually evaluated
for impairment	$15,340	$—	$12,077	$5,925	$856	$148	$560	$80	$34,986
Balance, end of period:
Collectively evaluated
for impairment	$309,752	$48,527	$95,316	$106,602	$290,257	$36,295	$27,104	$29,189	$943,042
December 31, 2014
Balance, end of period	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Balance, end of period:
Individually evaluated
for impairment	$3,976	$191	$772	$1,332	$4,346	$150	$530	$—	$11,297
Balance, end of period:
Collectively evaluated
for impairment	$302,567	$34,651	$90,423	$108,140	$282,270	$36,744	$31,470	$31,493	$917,758

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2015
Individually evaluated for impairment:
AQR Substandard	$432	$—	$—	$—	$—	$—	$—	$80	$—	$512
Collectively: evaluated for impairment:
AQR Pass	5,320	891	1,782	1,498	4,942	598	264	395	—	15,690
AQR Special Mention	15	—	—	26	—	4	3	—	—	48
AQR Substandard	13	—	—	—	—	—	1	1	—	15
Unallocated	—	—	—	—	—	—	—	—	1,583	1,583
	$5,780	$891	$1,782	$1,524	$4,942	$602	$268	$476	$1,583	$17,848
December 31, 2014
Individually evaluated for impairment:
AQR Substandard	$75	$—	$—	$—	$—	$—	$—	$—	$—	$75
Collectively: evaluated for impairment:
AQR Pass	4,938	644	1,653	1,382	4,703	651	278	394	—	14,643
AQR Special Mention	621	—	—	198	—	5	7	1	—	832
AQR Substandard	9	—	—	—	1	—	—	15	—	25
Unallocated	—	—	—	—	—	—	—	—	1,148	1,148
	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723

9. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2015, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2015 or December 31, 2014, respectively, and there were no restructured purchased receivables at September 30, 2015 or December 31, 2014.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2015, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2015	December 31, 2014
Purchased receivables	$13,956	$15,543
Reserve for purchased receivable losses	(224)	(289)
Total	$13,732	$15,254

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine month periods ending September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$247	$242	$289	$273
Charge-offs	—	—	—	(240)
Recoveries	—	—	30	3
Charge-offs net of recoveries	—	—	30	(237)
Reserve for (recovery from) purchased receivables	(23)	241	(95)	447
Balance at end of period	$224	$483	$224	$483

The Company did not record any charge-offs in the first nine months of 2015. The Company recorded one partial charge-off for $215,000 and one full charge-off for $25,000 in the first nine months of 2014.

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
The Company performs goodwill impairment testing annually in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  There was no indication of impairment as of September 30, 2015. The Company continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. No assurance can be given that there will not be an impairment charge to earnings during 2015 for goodwill impairment, if, for example, our stock price declines and trades at a significant discount to its book value, although there are many qualitative and quantitative factors that we analyze in determining the impairment of goodwill.

11.  Deposit Activities
Total deposits at September 30, 2015 and December 31, 2014 were $1.3 billion and $1.2 billion, respectively. The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2015, the Company had $142.8 million in certificates of deposit as compared to certificates of deposit of $142.2 million at December 31, 2014. At September 30, 2015, $91.6 million, or 64%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $81.9 million, or 58%, of total certificates of deposit at December 31, 2014.

12.  Derivatives
The Company enters into commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement that effectively converts the customer’s variable rate loan into a fixed rate. The Company then simultaneously enters into a corresponding swap agreement with a third party financial institution (“counterparty”) in order to offset its exposure on the fixed component of the customer’s interest rate swap. The Company has an agreement with its counterparty that contains a provision that provides that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreement. This agreement also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $262,000 and zero in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of September 30, 2015 and December 31, 2014, respectively.
The interest rate swap agreements with our customers and the counterparty are not designated as hedging instruments under the Derivatives and Hedging topic of the FASB ASC 815, rather they are accounted for as free standing derivatives with changes in fair value reported in income. The Company had interest rate swaps with an aggregate notional amount of $21.9 million and $23.6 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the notional amount of interest rate swaps is made up of two swaps totaling $11.0 million, a variable to fixed rate swap to a commercial loan customer and two swaps totaling $11.0 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the third quarter of 2015. The Company did not recognize any fee income related to interest rate swaps in the three month and nine month periods ending September 30, 2015 or 2014, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
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
RML enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $74.6 million and $39.6 million at September 30, 2015 and December 31, 2014, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2015 and December 31, 2014:

(In Thousands)	Asset Derivatives
		September 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$240	$78
Interest rate lock commitments	Other assets	1,787	841
Total		$2,027	$919

(In Thousands)	Liability Derivatives
		September 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$535	$158
The following table presents the net gains of derivatives not designated as hedging instruments for the nine month period ending September 30, 2015:

(In Thousands)	Income Statement Location	September 30, 2015
Interest rate contracts	Mortgage banking income	($569)
Interest rate lock commitments	Mortgage banking income	887
Total		$318

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended September 30, 2015 and 2014, the Company recognized $22,000 and $16,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2015 and 2014, the Company recognized $66,000 and $49,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company issued 4,938 and 5,162 shares from the exercise of stock options in the three and nine months ended September 30, 2015, respectively. Proceeds from the exercise of stock options in the three and nine months ended September 30, 2015 were $160,000 and $209,000, respectively. The Company withheld $63,000 and $112,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2015, respectively.
Proceeds from the exercise of stock options in the three and nine months ended September 30, 2014 were $331,000 and $395,000, respectively. The Company withheld $320,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2014, respectively.
There were no stock options granted in the third quarter of 2015.

Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2015 and 2014, the Company recognized $98,000 and $48,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2015 and 2014, the Company recognized $291,000 and $205,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the third quarter of 2015.

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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that the they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2015		December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$144,566	$144,566	$72,056	$72,056
Investment securities	36,958	36,958	45,570	45,570

Level 2 inputs:
Investment securities	198,219	198,287	238,361	238,468
Investment in Federal Home Loan Bank stock	1,816	1,816	3,404	3,404
Accrued interest receivable	3,476	3,476	3,373	3,373
Interest rate contracts	240	240	78	78

Level 3 inputs:
Loans and loans held for sale	1,040,277	1,038,911	968,370	974,366
Purchased receivables, net	13,732	13,732	15,254	15,254
Interest rate lock commitments	1,787	1,787	841	841
Mortgage servicing rights	1,199	1,199	1,010	1,010

Financial liabilities:
Level 2 inputs:
Deposits	$1,264,919	$1,264,995	$1,179,747	$1,180,136
Securities sold under repurchase agreements	33,413	33,413	19,843	19,843
Borrowings	12,458	12,491	26,304	26,485
Accrued interest payable	52	52	18	18
Interest rate contracts	535	535	158	158
Level 3 inputs:
RML earn-out liability	10,262	10,262	7,324	7,324
Junior subordinated debentures	18,558	17,254	18,558	17,239

Unrecognized financial instruments:
Commitments to extend credit(1)	$242,506	$2,425	$219,349	$2,193
Standby letters of credit(1)	8,122	81	6,004	60
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$182,774	$15,166	$167,608	$—
Municipal securities	11,091	—	11,091	—
U.S. Agency mortgage-backed securities	874	—	874	—
Corporate bonds	38,537	21,792	16,745	—
Preferred stock	997	—	997	—
Total available for sale securities	$234,273	$36,958	$197,315	$—
Interest rate contracts	$240	$—	$240	$—
Interest rate lock commitments	1,787	—	—	1,787
Mortgage servicing rights	1,199	—	—	1,199
Total other assets	$3,226	$—	$240	$2,986
Liabilities:
Interest rate contracts	$535	$—	$535	$—
December 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$226,190	$15,545	$210,645	$—
Municipal securities	12,124	—	12,124	—
U.S. Agency mortgage-backed securities	1,029	—	1,029	—
Corporate bonds	39,235	26,873	12,362	—
Preferred stock	3,152	3,152	—	—
Total available for sale securities	$281,730	$45,570	$236,160	$—
Interest rate contracts	$78	$—	$78	$—
Interest rate lock commitments	841	—	—	841
Mortgage servicing rights	1,010	—	—	1,010
Total other assets	$1,929	$—	$78	$1,851
Liabilities:
Interest rate contracts	$158	$—	$158	$—

As of and for the nine months ending September 30, 2015 and 2014, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
September 30, 2015
Loans measured for impairment	$1,249	$—	$—	$1,249	$437
Other real estate owned	830	—	—	830	360
Total	$2,079	$—	$—	$2,079	$797
September 30, 2014
Loans measured for impairment	$165	$—	$—	$165	($3)
Other real estate owned	227	—	—	227	45
Total	$392	$—	$—	$392	$42

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	25% - 100%
		Cash flows	NA(1)
Other real estate owned	Fair value of collateral	Estimated selling and holding costs	7% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	91.95%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.92% - 27.59%
		Discount rate	9.20% - 9.69%
RML earn-out liability	Discounted cash flow	Financial projections of mortgage operations	0.47% - 1.99%
(1)  Fair value of impaired collateral dependent loans was calculated using contractual cash flows for specific impaired loan.

15.  Segment Information
The Company operates two primary segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2015, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Prior to December 1, 2014, Home Mortgage Lending income was limited to equity in earnings from RML.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,883	$505	$15,388
Interest expense	458	248	706
Net interest income	14,425	257	14,682
Provision (benefit) for loan losses	676	—	676
Other operating income	4,294	8,113	12,407
Other operating expense	12,633	5,570	18,203
Income before provision for income taxes	5,410	2,800	8,210
Provision for income taxes	1,523	1,155	2,678
Net income	3,887	1,645	5,532
Less: net income attributable to the noncontrolling interest	197	—	197
Net income attributable to Northrim BanCorp, Inc.	$3,690	$1,645	$5,335

	Nine Months Ended September 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$43,227	$1,490	$44,717
Interest expense	1,302	906	2,208
Net interest income	41,925	584	42,509
Provision (benefit) for loan losses	1,378	—	1,378
Other operating income	11,270	23,235	34,505
Other operating expense	37,975	16,443	54,418
Income before provision for income taxes	13,842	7,376	21,218
Provision for income taxes	4,066	3,045	7,111
Net income	9,776	4,331	14,107
Less: net income attributable to the noncontrolling interest	431	—	431
Net income attributable to Northrim BanCorp, Inc.	$9,345	$4,331	$13,676

	Three Months Ended September 30, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,212	$—	$14,212
Interest expense	487	—	487
Net interest income	13,725	—	13,725
Provision (benefit) for loan losses	—	—	—
Other operating income (loss)	4,550	384	4,934
Other operating expense	12,779	—	12,779
Income before provision for income taxes	5,496	384	5,880
Provision for income taxes	1,824	158	1,982
Net income (loss)	3,672	226	3,898
Less: net income attributable to the noncontrolling interest	191	—	191
Net income (loss) attributable to Northrim BanCorp, Inc.	$3,481	$226	$3,707

	Nine Months Ended September 30, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$39,780	$—	$39,780
Interest expense	1,411	—	1,411
Net interest income	38,369	—	38,369
Provision (benefit) for loan losses	(1,136)	—	(1,136)
Other operating income (loss)	11,166	608	11,774
Other operating expense	34,368	—	34,368
Income before provision for income taxes	16,303	608	16,911
Provision for income taxes	5,598	250	5,848
Net income (loss)	10,705	358	11,063
Less: net income attributable to the noncontrolling interest	329	—	329
Net income (loss) attributable to Northrim BanCorp, Inc.	$10,376	$358	$10,734

September 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,456,032	$83,221	$1,539,253
Loans held for sale	$—	$66,597	$66,597
Borrowings	$2,131	$10,327	$12,458

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,391,862	$57,487	$1,449,349
Loans held for sale	$—	$43,866	$43,866
Borrowings	$2,164	$24,140	$26,304

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21D of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; our ability to maintain asset quality and expand our market share or net interest margin; the acquisition of Residential Mortgage Holding Company, LLC might result in costs or difficulties relating to integration matters that might be greater than expected; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on form 10-K for the year ended December 31, 2014, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
Update on Economic Conditions
Although the Company believes that there is uncertainty about the future of Alaska's economy, we also believe that the economy is currently stable and showing resilience in the face of the on-going low-price energy marketplace. While Shell Oil’s decision to cease exploratory drilling operations in the Chuckchi Sea was a disappointment to many Alaskans, the Company believes that activity on the North Slope continues to reflect the long-term commitments of the oil industry to the region.
Highlights and Summary of Performance - Third Quarter of 2015
Year over year loan growth of 4% and deposit growth of 6%, increased net interest income in the three and nine month periods ending September 30, 2015 as compared to the same periods in 2014. The integration of the assets and operations acquired by the Company in connection with the acquisitions of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") and Residential Mortgage Holding Company, LLC ("RML"), that were completed in 2014 also contributed to increases of 44% and 27%, respectively, in net income attributable to Northrim BanCorp, Inc. for the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014. Additionally, management determined that as a result of the acquisition of RML, the Company now operates two business segments: Community Banking and Home Mortgage Lending, with RML's operations falling under the Home Mortgage Lending segment. See Note 15 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion on our business segments and results of operations for each such business segment.

•	Year-to-date profits increased 27% to $13.7 million, or $1.97 per diluted share at September 30, 2015, from $10.7 million, or $1.57 per diluted share at September 30, 2014.

•
Total revenues, which include net interest income plus other operating income, were $27.1 million in the third quarter of 2015, a 45% increase from total revenues of $18.7 million in the third quarter a year ago.

•	Net interest income increased 7% to $14.7 million in the third quarter of 2015, compared to $13.7 million in the quarter ended September 30, 2014.

•	Return on average assets was 1.42% and return on average equity was 12.37% at September 30, 2015, as compared to 1.07% and 9.29% at September 30, 2014, respectively.

•	Average portfolio loans increased 5% to $982.3 million for the third quarter of 2015 as compared to $936.4 million for the third quarter of 2014, reflecting organic loan growth.

•
Net interest margin was 4.32% in the third quarter of 2015 and 4.35% in the first nine months of 2015 as compared to 4.38% and 4.33% in the same periods of 2014. The decrease in the third quarter of 2015 compared to the third quarter of 2014 was primarily the result of decreased balances of higher yielding portfolio loans as a percentage of total interest earning assets during the current quarter, while the increase in net interest margin year to date compared to the same period last year was mainly the result of increased average loan balances, partially offset by a decrease in yield on loans and increases in both volume and cost for interest-bearing liabilities.

•
Northrim paid a quarterly cash dividend of $0.19 per share in September of 2015, compared to the $0.18 per share dividend paid in September 2014. The dividend provides a yield of approximately 2.6% at current market share prices.

•
Tangible book value[1] was $22.09 per share at September 30, 2015 as compared to $20.48 per share at December 31, 2014. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value per share consists of total shareholders’ equity divided by the number of shares outstanding, which was $25.56 at September 30, 2015, compared to $23.99 at December 31, 2014.

•
The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2015, of 13.00%, compared to 13.06% at December 31, 2014. The decrease in Tier 1 Capital to Risk Adjusted Assets at September 30, 2015 was primarily the result of the new BASEL III requirements.

•
Tangible common equity to tangible assets[2] was 10.00% at September 30, 2015, compared to 9.85% December 31, 2014. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 11.39% at September 30, 2015 as compared to 11.35% at December 31, 2014.

1 Tangible book value is a non-GAAP measure defined as shareholders' equity, less intangible assets, divided by shares outstanding. The reconciliation of tangible book value per share to book value per share is shown in the table below:

(In thousands, except per share data)	September 30, 2015	December 31, 2014
Total shareholders' equity	$175,336	$164,441
Divided by common shares outstanding	6,859,351	6,854,189
Book value per share	$25.56	$23.99

(In thousands, except per share data)	September 30, 2015	December 31, 2014
Total shareholders' equity	$175,336	$164,441
Less: goodwill and intangible assets, net	23,817	24,035
	$151,519	$140,406
Divided by common shares outstanding	6,859,351	6,854,189
Tangible book value per share	$22.09	$20.48

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

(In Thousands)	September 30, 2015	December 31, 2014
Total shareholders' equity	$175,336	$164,441
Less: goodwill and other intangible assets, net	23,817	24,035
Tangible common shareholders' equity	$151,519	$140,406
Total assets	$1,539,253	$1,449,349
Less: goodwill and other intangible assets, net	23,817	24,035
Tangible assets	$1,515,436	$1,425,314
Tangible common equity ratio	10.00%	9.85%

The Company reported net income and diluted earnings per share of $5.3 million and $0.77, respectively, for the third quarter of 2015 compared to net income and diluted earnings per share of $3.7 million and $0.53, respectively, for the third quarter of 2014. The Company reported net income and diluted earnings per share of $13.7 million and $1.97, respectively, year to date as of September 30, 2015 compared to net income and diluted earnings per share of $10.7 million and $1.57, respectively, for the same period in 2014. The increase in net income for both of these periods in 2015 as compared to the same periods of 2014 was primarily the result of mortgage banking income recognized from RML's home mortgage lending operations combined with increased interest and fees on loans. The increase in interest and fees on loans in the three month period ending September 30, 2015 compared to the same period in 2014 was primarily the result of organic loan growth. Interest and fees on loans increased in the nine month period ending September 30, 2015 compared to the same period of 2014 primarily due to organic loan growth combined with the acquisition of Alaska Pacific on April 1, 2014. These increases were partially offset by increased operating expenses primarily resulting from the acquisitions of RML and Alaska Pacific as well as expense recorded in connection with the change in fair value of our earn-out liability associated with the acquisition of RML. Additionally, the increases in other operating income and net interest income for these periods in 2015 as compared to the same periods in 2014 were partially offset by a loan loss provision of $1.4 million recorded for the first nine months of 2015 compared to a $1.1 million benefit for loan losses recorded in the same period of 2014 due to net recoveries in 2014 that led to a negative loan loss provision.
The Company’s total assets were $1.5 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively. Increases in loans and loans held for sale were partially offset by decreases in investment securities available for sale. Net loans increased to $955.8 million at September 30, 2015 as compared to $907.8 million at December 31, 2014, mainly due to increases in commercial, commercial real estate, and construction loans in the first nine months of 2015.
Credit Quality
Nonperforming assets: Nonperforming assets at September 30, 2015 decreased $2.0 million, or 22% to $7.2 million as compared to $9.3 million at December 31, 2014. Nonaccrual loans decreased $939,000 to $3.7 million and total other real estate owned ("OREO") decreased $1.1 million to $3.5 million at September 30, 2015 as compared to $4.7 million and $4.6 million at December 31, 2014, respectively. Nonperforming purchased receivables were zero at September 30, 2015 and December 31, 2014, respectively. Government guarantees included in nonperforming assets totaled $1.6 million at September 30, 2015 as compared to $2.1 million at December 31, 2014. These represent the portion of nonperforming assets that are guaranteed by governmental agencies including the Small Business Administration, the United States Department of Agriculture, the Bureau of Indian Affairs, and the Alaska Industrial Development and Export Authority.
The following table summarizes OREO activity for the three and nine month periods ending September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance, beginning of the period	$2,807	$4,897	$4,607	$2,402
Transfers from loans	796	—	1,133	1,158
Transfers from premises and equipment	—	—	—	904
Acquired from Alaska Pacific	—	—	—	1,709
Proceeds from the sale of other real estate owned	—	(229)	(1,971)	(1,828)
Gain on sale of other real estate owned, net	—	102	136	470
Deferred gain on sale of other real estate owned	—	(38)	(34)	(38)
Impairment on other real estate owned	(92)	—	(360)	(45)
Balance at end of period	$3,511	$4,732	$3,511	$4,732

Potential problem loans: Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. At September 30, 2015, management had identified potential problem loans of $29.0 million as compared to potential problem loans of $18.0 million at December 31, 2014. The increase in potential problem loans from December 31, 2014 to September 30, 2015 is primarily the result of one commercial real estate construction project.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.2 million in loans classified as TDRs that were performing and $1.9 million in TDRs included in nonaccrual loans at September 30, 2015 for a total of approximately $5.1 million. At December 31, 2014 there were $5.4 million in loans classified as TDRs that were performing and $2.3 million in TDRs included in nonaccrual loans for a total of $7.7 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.
RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the third quarter of 2015 increased $1.6 million, or 43%, to $5.3 million as compared to $3.7 million for the same period in 2014. Net income attributable to the Company for the nine months ended September 30, 2015 increased $2.9 million, or 27%, to $13.7 million as compared to the same period in 2014. The increases in net income for the three and nine month periods ending September 30, 2015 as compared to the same periods in 2014 was primarily due to the acquisition of the remaining 76.5% of RML in the fourth quarter of 2014, the acquisition of Alaska Pacific in the second quarter of 2014, as well as organic loan growth.
Net Interest Income  / Net Interest Margin
Net interest income for the third quarter of 2015 increased $957,000, or 7%, to $14.7 million as compared to $13.7 million for the third quarter in 2014. Net interest income increased $4.1 million, or 11%, to $42.5 million in the first nine months of 2015 as compared to $38.4 million for the same period in 2014. Net interest margin decreased 6 basis points to 4.32% in the third quarter and increased 2 basis points 4.35% in the first nine months of 2015 as compared to 4.38% and 4.33% in the same periods of 2014. The increases in net interest income in the three and nine month periods ending September 30, 2015 as compared to the same periods in 2014 were primarily the result of increased average loan balances, partially offset by increases in both volume and cost for interest-bearing liabilities. The decrease in net interest margin in the third quarter of 2015 as compared to the third quarter of 2014 is primarily the result of decreased balances of higher yielding portfolio loans as a percentage of total interest-earning assets.
Average loans, the largest category of interest-earning assets, increased by $45.9 million, or 5% to $982.3 million in the three-month period ending September 30, 2015, and increased $87.4 million, or 10% to $965.2 million in the nine-month period ending September 30, 2015, as compared to the same periods in 2014, respectively. Total interest income from loans increased $578,000 for the third quarter of 2015 and increased $3.4 million in the nine-month period ending September 30, 2015 as compared to the same period in 2014, respectively, mainly due to increased average balances. Average loan balances increased in the three month period ended September 30, 2015 compared to the same period in 2014 as a result of loan growth from the Company's legacy operations (excluding the impact of loans acquired in connection with the transaction with Alaska Pacific). In addition to growth from legacy operations, the acquisition of Alaska Pacific contributed to the increase in average loan balances in the nine month period ending September 30, 2015 as compared to 2014.
Average loans held for sale increased by $47.6 million, or 542% to $56.4 million in the three-month period ending September 30, 2015, and increased $46.6 million, or 532% to $55.3 million in the nine-month period ending September 30, 2015, as compared to the same periods in 2014, respectively. Total interest income from loans held for sale increased $469,000 for the third quarter of 2015 and increased $1.3 million in the nine-month period ending September 30, 2015 as compared to the same period in 2014, respectively, as a result of the increase in average balances. Average balances and net interest income for loans held for sale increased in both the third quarter and first nine months of 2015 primarily as a result of loans acquired by the Company in connection with the Company's acquisition of the remaining 76.5% of RML on December 1, 2014 and loans generated by RML subsequent to the acquisition.
Average investments increased by $10.4 million, or 3% to $308.2 million in the three-month period ending September 30, 2015, and decreased $9.4 million, or 3% to $287.5 million in the nine-month period ending September 30, 2015, as compared to the same periods in 2014. The increase in average investments for the three-month period ending September 30, 2015 as compared to the same period in 2014 is mainly the result of purchases of long-term investments funded by increased deposit balances. The decrease in average investments for the nine-month period ending September 30, 2015 as compared to the same period in 2014 is mainly a result of decreased short-term investment balances.
Average interest-bearing liabilities increased $55.4 million, or 7%, to $841.6 million during the third quarter of 2015 and increased $86.3 million, or 11%, to $838.5 million in the nine-month period ending September 30, 2015, as compared to $786.2 million and $752.2 million, for the same periods in 2014, respectively. These increases were primarily the result of increased borrowings resulting from a warehouse line of credit acquired as a result of our acquisition of RML. Additionally, certificates of deposits increased in both periods compared to 2014 mainly as a result of a campaign the Company ran in the fourth quarter of 2014. Average interest-bearing liabilities increased in the nine months ended September 30, 2015 as compared to 2014 mostly due to the deposit balances acquired in connection with the acquisition of Alaska Pacific. The average cost of interest-bearing liabilities increased $219,000 and $797,000, or 45% and 56%, for the three and nine-month periods ending September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to increases in both average balances and interest rates for both deposits and borrowings. Interest rates on deposits increased due to a change in the mix of the Company's deposits. Average certificates of deposits accounted for 12% and 10% of total average deposits for the third quarters of 2015 and 2014, respectively, and 12% and 9% of total average deposits year-to-date at September 30, 2015 and 2014, respectively. Additionally, interest rates on short term borrowings increased mainly due to the Company's use of some higher cost short term funding lines used to fund mortgage originations.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended September 30, 2015 and 2014:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2015	2014	$	%	2015	2014	$	%	2015	2014	Change
Loans[1,2]	$982,301	$936,415	$45,886	5%	$13,929	$13,351	$578	4%	5.67%	5.68%	(0.01)%
Loans held for sale	56,379	8,787	47,592	542%	555	86	469	545%	3.90%	3.90%	—%

Short-term investments	74,895	72,844	2,051	3%	47	55	(8)	(15)%	0.25%	0.29%	(0.04)%
Long-term investments	233,255	224,898	8,357	4%	857	720	137	19%	1.58%	1.43%	0.15%
Total investments	308,150	297,742	10,408	3%	904	775	129	17%	1.25%	1.14%	0.11%
Interest-earning assets	1,346,830	1,242,944	103,886	8%	15,388	14,212	1,176	8%	4.58%	4.58%	—%
Nonearning assets	145,747	133,829	11,918	9%
Total	$1,492,577	$1,376,773	$115,804	8%

Interest-bearing deposits	$783,721	$744,631	$39,090	5%	$490	$352	$138	39%	0.25%	0.19%	0.06%
Borrowings	57,916	41,594	16,322	39%	216	135	81	60%	1.45%	1.25%	0.20%
Total interest-bearing liabilities	841,637	786,225	55,412	7%	706	487	219	45%	0.33%	0.24%	0.09%
Demand deposits and other noninterest
-bearing liabilities	479,843	432,226	47,617	11%
Equity	171,097	158,322	12,775	8%
Total	$1,492,577	$1,376,773	$115,804	8%
Net interest income					$14,682	$13,725	$957	7%
Tax equivalent net interest margin on interest earning assets[3]									4.38%	4.43%	(0.05)%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $923,000 and $799,000 in the third quarter of 2015 and 2014, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.1 million and $2.9 million in the third quarter of 2015 and 2014 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2015 and 2014. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.32% and 4.38%, respectively, for the third quarter of 2015 and 2014.

The following table is a reconciliation of tax-equivalent net interest margin to net interest margin for the periods indicated:

	Three Months Ended September 30,
(In Thousands)	2015	2014
Net interest income	$14,682	$13,725
Divided by average interest-bearing assets	1,346,830	1,242,944
Net interest margin	4.32%	4.38%

(In Thousands)	2015	2014
Net interest income	$14,682	$13,725
Plus: reduction in tax expense related to
tax-exempt interest income	185	148
	$14,867	$13,873
Divided by average interest-bearing assets	1,346,830	1,242,944
Tax-equivalent net interest margin	4.38%	4.43%
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the nine-month periods ended September 30, 2015 and 2014:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2015	2014	$	%	2015	2014	$	%	2015	2014	Change
Loans[1,2]	$965,241	$877,800	$87,441	10%	$40,549	$37,127	$3,422	9%	5.66%	5.68%	(0.02)%
Loans held for sale	55,319	8,747	46,572	532%	1,537	263	1,274	484%	3.72%	4.01%	(0.29)%

Short-term investments	43,122	59,870	(16,748)	(28)%	82	145	(63)	(43)%	0.25%	0.32%	(0.07)%
Long-term investments	244,357	237,033	7,324	3%	2,549	2,245	304	14%	1.52%	1.40%	0.12%
Total investments	287,479	296,903	(9,424)	(3)%	2,631	2,390	241	10%	1.34%	1.19%	0.15%
Interest-earning assets	1,308,039	1,183,450	124,589	11%	44,717	39,780	4,937	12%	4.62%	4.54%	0.08%
Nonearning assets	147,830	117,397	30,433	26%
Total	$1,455,869	$1,300,847	$155,022	12%

Interest-bearing deposits	$781,320	$709,877	$71,443	10%	$1,460	$986	$474	48%	0.25%	0.19%	0.06%
Borrowings	57,177	42,362	14,815	35%	748	425	323	76%	1.71%	1.31%	0.40%
Total interest-bearing liabilities	838,497	752,239	86,258	11%	2,208	1,411	797	56%	0.35%	0.25%	0.10%
Demand deposits and other noninterest
-bearing liabilities	448,917	394,981	53,936	14%
Equity	168,455	153,627	14,828	10%
Total	$1,455,869	$1,300,847	$155,022	12%
Net interest income					$42,509	$38,369	$4,140	11%
Tax equivalent net interest margin on interest earning assets[3]									4.40%	4.38%	0.02%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.7 million and $2.2 million in the first nine months of 2015 and 2014, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.5 million and $2.9 million in the first nine months of 2015 and 2014 respectively.
3Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in both 2015 and 2014. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure, net interest margin, was 4.35% and 4.33%, respectively, for the first nine months of 2015 and 2014.
The following table is a reconciliation of tax-equivalent net interest margin to net interest margin for the periods indicated:

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Net interest income	$42,509	$38,369
Divided by average interest-bearing assets	1,308,039	1,183,450
Net interest margin	4.35%	4.33%

(In Thousands)	2015	2014
Net interest income	$42,509	$38,369
Plus: reduction in tax expense related to
tax-exempt interest income	535	428
	$43,044	$38,797
Divided by average interest-bearing assets	1,308,039	1,183,450
Tax-equivalent net interest margin	4.40%	4.38%
The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three and nine-month periods ending September 30, 2015 and 2014.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$693	($115)	$578
Loans held for sale	469	—	469
Short-term investments	1	(9)	(8)
Long-term investments	36	101	137
Total interest income	$1,199	($23)	$1,176

Interest Expense:
Interest-bearing deposits	$20	$118	$138
Borrowings	57	24	81
Total interest expense	$77	$142	$219

(In Thousands)	Nine Months Ended September 30, 2015 vs. 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$3,738	($316)	$3,422
Loans held for sale	1,290	(16)	1,274
Short-term investments	(38)	(25)	(63)
Long-term investments	78	226	304
Total interest income	$5,068	($131)	$4,937

Interest Expense:
Interest-bearing deposits	$106	$368	$474
Borrowings	162	161	323
Total interest expense	$268	$529	$797

Provision for Loan Losses
We recorded a provision for loan losses of $676,000 for the third quarter of 2015 compared to no provision for loan losses in the same period of 2014. We recorded a provision for loan losses of $1.4 million and a benefit for the provision of loan losses of $1.1 million for the nine month periods ending September 30, 2015 and 2014, respectively. The increase in the provision for loan losses in both periods of 2015 as compared to 2014 is primarily the result of an increase in portfolio loans. Net recoveries in 2014 led to the loan loss benefit. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 8 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending September 30, 2015, increased $7.5 million, or 151%, to $12.4 million as compared to the same period in 2014. This increase is primarily the result of $8.1 million in mortgage banking income earned in the third quarter of 2015. The Company acquired the remaining 76.5% of RML on December 1, 2014 making RML a wholly-owned, consolidated subsidiary of the Company. RML's results of operations prior to the December 1, 2014 acquisition were included in our operating results under the equity method. Additionally, other income increased $669,000 in the third quarter of 2015 compared to the same period in 2014 primarily due to $683,000 in gains on loans acquired at a discount in connection with the acquisition of Alaska Pacific in 2014 that were paid off in the second quarter of 2015. These increases were partially offset by a decrease of $1.1 million in gains on the sale of premises and equipment, which was the result of the Company selling a branch location in 2014 to the State of Alaska in order to accommodate a major road project in Anchorage.
Other operating income for the nine-month period ending September 30, 2015, increased $22.7 million, or 193%, to $34.5 million as compared to the same period in 2014. This increase is primarily the result of $23.2 million in mortgage banking income earned in the first nine months of 2015 as a result of the acquisition of RML noted above. Additionally, other income increased $1.0 million the first nine months of 2015 compared to the same period of 2014 primarily due to $910,000 in gains recognized on the disposition of loans acquired in connection with the acquisition of Alaska Pacific in 2014 at a discount, as well as an increase in rental income of $200,000 due to new tenants occupying space in the Company's main office building beginning August 1, 2014. These increases were partially offset by a decrease of $1.1 million in gains on the sale of premises and equipment as a result of the branch sale noted above.

Other Operating Expense
Other operating expense for the third quarter of 2015 increased $5.4 million, or 42%, to $18.2 million as compared to the same period in 2014, mainly as a result of a $4.3 million increase in salaries and other personnel expense and an expense of $780,000 incurred in the third quarter of 2015 related to the earn out liability attributable to the RML acquisition. The increase in salaries and other personnel expense was primarily due to an increase in average full time equivalent employees from 314 at September 30, 2014 to 434 at September 30, 2015, primarily due to the acquisition of RML. Additionally, occupancy expense, professional and outside services expense, other loan expense, and OREO expense net of rental income and gains on sale increased $481,000, $319,000, $258,000 and $220,000, respectively, in the third quarter of 2015 as compared to the third quarter of 2014. Occupancy and professional and outside services expenses increased primarily due to the acquisition of RML. Other loan expense increased in the third quarter of 2015 compared to the same period of 2014 primarily due to an increase in portfolio loans, while OREO expense net of rental income and gains on sale also increased due to increased impairment on OREO properties and a decrease in gains on sale. These increases were partially offset by a decrease of $1.0 million in merger and acquisition expense, which mostly resulted from costs incurred in connection with the acquisitions of Alaska Pacific and RML in 2014 and a $264,000 decrease in the reserve for purchased receivables.
Other operating expense for the nine-month period ending September 30, 2015 increased $20.0 million, or 58%, to $54.4 million as compared to the same period in 2014, primarily due to an $13.2 million increase in salaries and other personnel expense primarily due to the acquisitions of RML and Alaska Pacific, and an expense of $2.9 million related to the earn out liability attributable to the RML acquisition. The following are other changes in other operating expense: an increase of $1.7 million in occupancy expense, an increase of $1.2 million in professional and other outside services, an increase of $804,000 in other loan expense, and an increase of $643,000 in OREO expense net of rental income and gains on sale. These expenses increased in the nine month period ending September 30, 2015 compared to the same period of 2014 primarily due to the same factors discussed above for the third quarter. Additionally, marketing expense, equipment expense, and insurance expense also increased by $399,000, $187,000, and $287,000, respectively, primarily due to the acquisitions of Alaska Pacific and RML. These increases were partially offset by decreases of $1.7 million and $542,000, in merger and acquisition expense and the reserve for purchased receivables, respectively.
Income Taxes
The provision for income taxes for the three and nine-month periods ending September 30, 2015 increased $696,000 and $1.3 million, or 35% and 22%, respectively, as compared to the same periods in 2014 primarily due to increases in pre-tax net income. The effective tax rate for the nine-month periods ending September 30, 2015 and 2014 was 34% and 35%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at September 30, 2015 decreased $48.7 million, or 17%, to $235.2 million from $283.9 million at December 31, 2014. This decrease was primarily due to sales, maturities, and security calls of available for sale securities, which were only partially offset by purchases. The Company used proceeds from the net decrease in investment securities to fund loan growth in the first nine months of 2015.
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
Portfolio loans increased by $49.2 million, or 5%, to $973.7 million at September 30, 2015 from $924.5 million at December 31, 2014, primarily the result of organic growth in commercial, commercial real estate and real estate construction loans. The growth in real estate construction loans in 2015 was from commercial real estate projects and tax-advantaged low-income housing projections. Residential housing construction loans remain consistent at approximately 5% of portfolio loans at September 30, 2015.

The following table details loan balances by loan type as of the dates indicated:

	September 30, 2015		December 31, 2014
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$325,092	33.4%	$306,543	33.2%
Real estate construction one-to-four family	48,527	5.0%	34,842	3.8%
Real estate construction other	107,393	11.0%	91,195	9.9%
Real estate term owner occupied	112,527	11.6%	109,472	11.8%
Real estate term non-owner occupied	291,113	29.9%	286,616	31.0%
Real estate term other	36,443	3.7%	36,894	4.0%
Consumer secured by 1st deeds of trust	27,664	2.8%	32,000	3.5%
Consumer other	29,269	3.0%	31,493	3.4%
Subtotal	$978,028		$929,055
Less: Unearned origination fee,
net of origination costs	(4,348)	(0.3)%	(4,551)	(0.6)%
Total loans	$973,680		$924,504

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of September 30, 2015 and December 31, 2014, 30% and 6% of nonperforming loans, which totaled $3.7 million and $4.7 million, respectively, had partially charged-off balances.
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
At September 30, 2015, the unallocated portion of the Allowance as a percentage of the total Allowance was 9%. The unallocated portion of the Allowance as a percentage of the total Allowance was 7% at December 31, 2014.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. There was no allowance related to acquired loans at September 30, 2015.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$17,418	$16,032	$16,723	$16,282
Charge-offs:
Commercial	367	—	474	320
Real estate term other	—	—	81	—
Consumer secured by 1st deeds of trust	28	13	28	52
Consumer other	5	41	5	74
Total charge-offs	400	54	588	446
Recoveries:
Commercial	152	259	310	889
Real estate construction one-to-four family	—	—	—	625
Real estate term other	—	—	17	—
Consumer other	2	6	8	29
Total recoveries	154	265	335	1,543
Net, charge-offs (recoveries)	246	(211)	253	(1,097)
Provision for loan losses	676	—	1,378	(1,136)
Balance at end of period	$17,848	$16,243	$17,848	$16,243

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $85.2 million or 7% with a balance of $1.3 billion at September 30, 2015 and December 31, 2014, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2015		December 31, 2014
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$485,304	39%	$403,523	35%
Interest-bearing demand	179,080	14%	185,114	15%
Savings deposits	221,205	17%	222,324	18%
Money market deposits	236,488	19%	226,574	20%
Time deposits	142,842	11%	142,212	12%
Total deposits	$1,264,919		$1,179,747

The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 89% and 88% of total deposits September 30, 2015 and December 31, 2014, respectively. There were no depositors with deposits representing 10% or more of total deposits at September 30, 2015 or December 31, 2014.
Borrowings
The Company has a maximum line of credit with the Federal Home Loan Bank of Des Moines, or "FHLB" approximating 35% of eligible assets. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at September 30, 2015, the Company’s available borrowing line from the FHLB, was $180.0 million, representing approximately 12% of the Company’s assets. The Company has an outstanding FHLB advance of $2.1 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively, that was originated in the first quarter of 2013. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The $2.2 million FHLB advance that the Company drew in the first quarter of 2013 was to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualified for a long term fixed interest rate of 3.12%. This FHLB borrowing originally had an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower. The maturity date of this borrowing is March 21, 2031.

The Company, through RML, had borrowings of $10.3 million and $24.1 million at September 30, 2015 and December 31, 2014, respectively. This borrowing is a line of credit used by RML to fund mortgage originations that matures on August 10, 2016.
At September 30, 2015 and December 31, 2014, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Liquidity and Capital Resources
The Company manages its liquidity through its Asset and Liability Committee. In addition to the $144.6 million of cash and due from banks and interest bearing deposits in other banks and $170.3 million in unpledged available for sale securities held at September 30, 2015, the Company had additional funding sources which include fed fund borrowing lines and advances available at the FHLB of Des Moines and the Federal Reserve Bank of approximately $222.2 million as of September 30, 2015.

At September 30, 2015, $64.0 million in securities, or 27%, of the investment portfolio was pledged, as compared to $54.1 million, or 19%, at December 31, 2014. As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $7.8 million for the first nine months of 2015 primarily due to cash used in connection with net originations of loans held for sale and a decrease in other liabilities being partially offset by cash received from proceeds from the sale of loans held for sale. Net cash provided by investing activities was $3.0 million for the same period, primarily due to cash received from proceeds from sales and maturities of securities available for sale. These proceeds were partially offset by loan fundings and purchases of investment securities available for sale. Net cash provided by financing activities was $80.8 million, primarily due to an increase in deposits.
The Company issued 4,938 shares of its common stock in the third quarter of 2015 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2015, the Company had 6,859,351 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At September 30, 2015, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2015.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

September 30, 2015
Common equity tier 1 capital	4.50%	6.50%	11.60%	11.86%
Tier 1 risk-based capital	6.00%	8.00%	13.00%	11.88%
Total risk-based capital	8.00%	10.00%	14.25%	13.13%
Leverage ratio	4.00%	5.00%	10.21%	10.00%
December 31, 2014
Tier 1 risk-based capital	4.00%	6.00%	13.06%	12.05%
Total risk-based capital	8.00%	10.00%	14.31%	13.30%
Leverage ratio	4.00%	5.00%	11.21%	10.35%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2015 and December 31, 2014, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $250.6 million and $225.4 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $137,000 and $112,000 at September 30, 2015 and December 31, 2014, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
At September 30, 2015 the Company has capital commitments of $508,000 related to the construction of new branch locations and $996,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the fourth quarter of 2015 and first quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2015 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2015, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors have not materially changed as of September 30, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the nine months ending September 30, 2015.
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
NORTHRIM BANCORP, INC.

November 6, 2015	By	/s/ Joseph M. Beedle
Joseph M. Beedle
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)