Form 10-K
period 2015-12-31
NORTHRIM BANCORP INC
filed 2016-03-11
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $166,615,094.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,877,140 shares of Common Stock, $1.00 par value, as of March 11, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 26, 2016, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our expected cost savings, synergies and other financial benefits from the acquisition of Residential Mortgage Holding Company, LLC might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
General
Northrim BanCorp, Inc. (the “Company”) is a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.2 billion in total deposits and $1.5 billion in total assets at December 31, 2015.  Through our fourteen banking branches and fourteen mortgage origination offices, we are accessible to approximately 90% of the Alaska population.
The Company has four direct wholly-owned subsidiaries:

•
Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has fourteen branch locations in Alaska; seven in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, and one Eagle River.  We also operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•
Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management, LLC ("ECCM"), an investment advisory services company. In the first quarter of 2006, through NISC, we purchased an equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, in which we hold 24% of PWA's total outstanding equity interests. In May 2015, we sold all of our equity interest in ECCM held by NISC;

•	Northrim Capital Trust I (“NCTI”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company;

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company; and
The Bank has three direct wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has fourteen offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC and held a 33% interest in Sentinel until August 31, 2015, when the interest was divested. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.  In the fourth quarter of 2011, NCIC purchased an equity interest in Elliott Cove Insurance Agency LLC (“ECIA”); an insurance agency that offers annuity and other insurance products. We sold all of our equity interests in ECIA held by NCIC in May 2015.

•	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

•	Lake Otis, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facility at 2270 E. 37th Avenue in Anchorage.
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
Our strategy is one of value-added growth.  Management believes that calculated, sustainable organic and inorganic market share growth coupled with good asset quality, an appropriate core deposit and capital base, operational efficiency, diversified sources of other operating income, and improved profitability is the most appropriate means of increasing shareholder value.
The Company executed on our strategy of inorganic growth in 2014 through our acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific Bank") on April 1, 2014 and our acquisition of the remaining 76.5% equity interest in RML on December 1, 2014. The acquisition of Alaska Pacific Bank benefits the Company's core business through increased loan and deposit balances, an increased customer base, and expansion into the Southeast region of Alaska. The acquisition of RML increases the Company's presence in the mortgage origination business in Alaska and enhances our ability to provide financial services to our customers. Both of these acquisitions have been accretive to the Company's earnings per share since their respective completion dates in 2014.
Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Additionally, we are a significant land development and residential construction lender and an active lender in the commercial real estate market in our Alaskan markets.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, allowing us to compete more favorably with larger competitors for lending relationships.  We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers including in the Company's new market area in Southeast Alaska. Through our acquisition of Alaska Pacific Bank, the Company's market now includes Ketchikan, Sitka, and the state's capital city, Juneau.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  Additionally, management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  Lastly, we have dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  While we expect that opportunities for growth in 2016 have decreased due to the recent decline in oil prices, we believe that these strategies will continue to benefit the Company in the long term. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities.  Our guiding principle is to serve our market areas by operating with a “Superior Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations.  We believe that our successful execution of this philosophy has created a strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas.  We have devoted significant resources to future deposit product development, expansion of electronic services for both personal and business customers, and enhancement of information security related to these services.
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
Employees
We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  In keeping with this philosophy and with our strategy to increase our market share, the Company has hired five new loan officers in the last four years who either have valuable expertise in our niche markets, or who have extensive experience in commercial lending in Alaska and offer valuable mentorship and training to the rest of our lending team. Additionally, the Company continues to enhance our company-wide employee training program which focuses on Northrim culture, Customer First Service, general sales skills, and various technical focus areas.
We consider our relations with our employees to be satisfactory.  We had 441 full-time equivalent employees at December 31, 2015. None of our employees are covered by a collective bargaining agreement.  Of the 441 full-time equivalent employees, 317 were Community Banking employees and 124 were Home Mortgage Lending employees.
Products and Services
Community Banking
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Southeast Alaska.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Asset-based lending:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2016, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.
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

Several of our deposit services and products are:

•	An indexed money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	An indexed savings account that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier noncash deposits from our customers to their local Northrim Bank branch.
Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Consumer Online Banking, Mobile App and Mobile Deposit, Mobile Web and Text Banking, Business Online Banking, FinanceWorks™ powered by Quicken®, Online Statements, Consumer Debit Cards, Business Debit Cards, Cash Back Rewards, personalized checks and instantly issued debit cards at account opening, telebanking, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours and commercial drive-up banking at many locations, automatic transfers and payments, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, merchant services, cash management programs to meet the specialized needs of business customers, annuity products, long term investment portfolios, and in some markets, courier agents who pick up noncash deposits from business customers.
Other Services Provided through Affiliates:  The Company sells and services employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In the fourth quarter of 2013, we launched the Enroll Alaska initiative, a division of NBG, which works to bring insurance coverage under the Affordable Health Care Act to uninsured Alaskans. Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System, there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 6, Loans, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in two specialized industries. We estimate that approximately 5% of portfolio loans have direct exposure to the oil and gas industry in Alaska and approximately 8% of portfolio loans are attributable to a combination of Alaska Native Regional and Village Corporations. Additionally, approximately 41% of our loan portfolio at December 31, 2015 is attributable to 27 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, and Sitka.
Home Mortgage Lending
Lending Services: The Company originates 1-4 family residential mortgages throughout Alaska which we sell to the secondary market. Residential mortgage choices include several products from the Alaska Housing Finance Corporation including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veteran's Affairs, or VA loans; Jumbo loans; and various conventional mortgages. The Company retains servicing rights on loans sold to the Alaska Housing Finance Corporation since implementing a new loan servicing program in July 2015.

Alaska Economy
Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve.  Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the industrialized world, and Anchorage has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe.  The economy of Alaska is dependent upon the natural resources industries.  Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, construction, and forest products industries, as well as medical services. The Company believes that the acquisition of Alaska Pacific Bank increases the Company's exposure in the tourism industry as Southeast Alaska is the primary destination for cruise ships that visit in Alaska. Based on information from Rain Coast Data, approximately one million cruise ship tourists visited Southeast Alaska in both 2013 and 2014. We believe our increased exposure to this industry diversifies the Company's larger exposure to natural resource industries, specifically oil and gas, in Alaska.
The oil industry plays a significant role in the economy of Alaska.  According to the State of Alaska Department of Revenue, in 2015 approximately 75% of the unrestricted revenues that funded the Alaska state government in the fiscal year ending June 30, 2015 were generated through various taxes and royalties on the oil industry. This is down from approximately 90% in the last several years due to a decrease in the price of oil, and the state of Alaska has used savings from previous years to fund its budget deficit. State revenues are sensitive to volatile oil prices and production levels have been in decline for over 20 years. As oil prices have stabilized at their current low levels, the reduction in various taxes and royalties on the oil industry is now a serious concern for state revenues as it is projected that Alaska's savings will be depleted within two years at current prices. If oil prices continue to decline or stabilize at low levels in the longer term, we anticipate it will be a serious concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility in the short term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short term price volatility. Accordingly, we believe that subcontractors who provide oil field services and transportation for the large, multi-national companies that produce oil in Alaska will most likely not experience a significant slowdown in revenues in 2016 as a result of the decrease in prices. Beyond 2016, however, the Company believes that these businesses could be significantly impacted by the decrease in prices. According to the Alaska Department of Labor, the State of Alaska experienced a $3.5 billion budget deficit in the fiscal year ending June 30, 2015 and is anticipating deficits in excess of $3 billion for future years at current oil prices. According to the State of Alaska, between the Permanent Fund and the Constitutional Budget Reserve, the State of Alaska has $58 billion in reserves, of which approximately $8 billion can be used to finance short term funding gaps.
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate term.  Some of these projects include: a large diameter natural gas pipeline; continued related gas exploration at Point Thomson by ExxonMobil and partners that is currently underway; potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Donlin mine; and energy development in the National Petroleum Reserve Alaska. Because of their size, we believe each of these projects faces tremendous challenges.  We believe contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will probably continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
Tourism is another major employment sector of the Alaska economy.  In the summer period from May 1, 2015 to September 30, 2015, according to the State of Alaska’s Department of Commerce, revenue collected from bed taxes increased by between 6% and 8% in Anchorage, Fairbanks, Denali, Juneau, and Sitka and increased 15% in the Matanuska-Susitna Valley compared to the same period in 2014..  Additionally, the Department of Commerce reported that $1.78 million people visited Alaska between May and September 2015, which is a 7% increase as compared to the same period in 2014 and is also the highest total for out-of-state visitors to the State of Alaska since tracking of this statistic began in 1985.
In the last several years, Alaska's economy has been stronger relative to many other states in the nation, due largely to a natural resources based economy which has benefited from high commodity and energy prices.  According to the Treasury Division of Alaska Department of Revenue, as of October, 2015, Alaska's Statutory Budget Reserve Fund was liquidated and its assets were transferred to the General Fund. As of December 31, 2015, Alaska's Constitutional Budget Reserve is $8.7 billion.  As of December 31, 2015 the Alaska Permanent Fund had a balance of $52.3 billion. The fund pays an annual dividend to every Alaskan citizen.  According to a January 22, 2016 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 5.0% and 6.5%, respectively, in December 2015.

Prior to November 2014, the unemployment rate in Alaska had been lower than that of the United States as a whole since 2009. As general economic conditions in the United States have recovered over the past several years and oil prices have significantly declined, Alaska's unemployment rate now exceeds that of the United States as a whole. The Alaska Department of Labor predicts a loss of 2,500 jobs, or approximately 0.70%, in 2016. The Company does not anticipate that the estimated decrease in jobs in Alaska in 2016 will have a significant impact on its operating results; however, if oil prices remain low for an extended period of time, we expect that unemployment in Alaska could continue to increase in future years and negatively impact the Company's operations as early as 2017.
A material portion of our loans at December 31, 2015, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska.  38% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2015, $329.5 million, or 34%, of our loan portfolio was represented by commercial loans in Alaska.  Commercial loans generally have greater risk than real estate loans.
Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $2,072 per eligible resident in 2015 for an aggregate distribution of approximately $1.4 billion.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).
Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 40% share of total deposits held in banks and credit unions in these markets as of June 30, 2015.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
In the late 1980s, eight of the thirteen commercial banks and savings and loan associations in Alaska failed, resulting in the largest commercial banks gaining significant market share.  Currently, there are seven commercial banks operating in Alaska.  At June 30, 2015, the date of the most recently available information, Northrim Bank had approximately an 11% share of the Alaska commercial bank deposits, 16% in the Anchorage area, 14% in Juneau, 14% in Sitka, 7% in Fairbanks, and 4% in Ketchikan.

The following table sets forth market share data for the commercial banks having a presence in the greater Anchorage area as of June 30, 2015, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of deposits
Northrim Bank	8	$927,946	16%
Wells Fargo Bank Alaska	13	3,188,279	54%
First National Bank Alaska	11	1,197,351	20%
Key Bank	4	611,021	10%
Total	36	$5,924,597	100%

Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”).  The FDIC insures Northrim Bank’s deposits and also examines, supervises, and regulates Northrim Bank. The Company’s affiliated investment advisory and wealth management company, Pacific Portfolio Consulting LLC, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.  The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington and is subject to supervision and examination by the Department of Financial Institutions of Washington State.
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
The Dodd-Frank Act has significantly affected Northrim Bank and its business and operations.  The federal prohibition on paying interest on demand accounts (such as checking accounts) for businesses was eliminated, which could adversely impact Northrim Bank’s interest expense.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by Northrim Bank are now based on Northrim Bank’s total assets.  Other Dodd-Frank Act changes include: (i) tightened capital requirements for Northrim Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; (v) creation of a federal Consumer Financial Protection Bureau with broad authority to regulate consumer financial products and services; and (vi) restrictions and prohibitions on the ability of banking entities to engage in proprietary trading and to invest in or have certain relationships with hedge funds and private equity funds.

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
There also are certain limitations on the ability of the Company to pay dividends to its shareholders.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Additionally, the Alaska Corporations Code prohibits the Company from making any distributions to the Company's shareholders unless the amount of the retained earnings of the Company immediately before the distribution equals or exceeds the amount of the proposed distribution. The Alaska Corporations Code also prohibits the Company from making any distribution to the Company's shareholders if the Company or a subsidiary of the Company making the distribution is, or as a result of the distribution would be, likely to be unable to meet its liabilities as they mature.
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
Both the Company and the Bank are required to maintain minimum levels of regulatory capital. In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital requirement rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. The Rules have applied to both the Company and the Bank since the beginning of 2015.
The Rules recognize three types, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI") except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Additional Tier 1 capital generally includes noncumulative perpetual preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution's capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules made changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
Both the Company and the Bank were required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
In addition to the minimum capital standards, the federal banking agencies have issued regulations to implement a system of "prompt corrective action." These regulations apply to the Bank but not the Company. The regulations establish five capital categories; under the Rules, a bank is:

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
Management intends to maintain capital ratios for the Bank in 2016 that exceed the FDIC’s new requirements for the “well-capitalized” capital requirement classification under the Basel Committee on Banking Supervision rules which took effect for the Company on January 1, 2015.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for Northrim Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2015 and 2014, which explains most of the difference in the capital ratios for the two entities.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA Patriot Act requires the

Company and Northrim Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2015.
Available Information
The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, as well as its current reports Form 8-K and proxy statement filings (and all amendments thereto), which are filed with the Securities and Exchange Commission (“SEC”), are accessible free of charge at our website at http://www.northrim.com as soon as reasonably practicable after filing with the SEC.  By making this reference to our website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.
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
We are operating in an uncertain economic environment, including a dramatic decrease in the price of oil, sluggish national and global conditions, and very low interest rates. The decrease in the price of oil has led to a significant deficit in the budget for the State of Alaska, and absent immediate action by the legislature, these deficits are expected to exhaust cash savings of the State within approximately two years. In the longer term, low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2015, approximately 76% of the Bank’s loans are secured by real estate and 3% are unsecured. Approximately 21% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy The recent dramatic decline in the global price of oil poses a significant risk for the Alaskan economy which is heavily dependent on the petroleum industry and if the global price of oil continues to decline or stabilizes at the current low level, the Alaskan economy would likely be adversely affected. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
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
We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly-traded company, we are subject to regulation by the SEC and NASDAQ.  Any change in applicable regulations or federal or state legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations.  Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations.  Additional legislation and regulations that could significantly affect our authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.
In that regard, the Dodd-Frank Act was enacted in July 2010.  Among other provisions, the new legislation created a new Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has resulted in new capital requirements from federal banking agencies, places new limits on electronic debt card interchange fees, and requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations have and are expected to further increase the overall costs of regulatory compliance and limit certain sources of revenue.
Certain provisions of the new rules have phase-in periods, including a 2.5% conservation buffer, which is being phased in beginning in 2016 and will take full effect on January 1, 2019. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers have been utilized more frequently in recent years due to the serious national economic conditions that faced the financial system in late 2008 and early 2009.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
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

We are subject to more stringent capital and liquidity requirements which may adversely affect our net income and future growth.
In July 2013, the FRB and the FDIC announced the new capital rules, which apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Item 1 Business - Supervision and Regulation” the new rules create new and increased capital requirements for United States depository institutions and their holding companies. The new rules include risk-based and leverage capital ratio requirements, which became effective on January 1, 2015. The new rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions also became effective January 1, 2015.
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
The network and computer systems on which we depend could fail.
Our computer systems could be vulnerable to unforeseen problems. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.
Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.
We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services. Further, a cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor's system can be breached despite the procedures we employ.
We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
Integrating RML’s operations into the Company’s operations may be more difficult, costly, or time consuming than expected.
Until the completion of the Company’s acquisition of the remaining equity interests in RML in December 2014, the Company and RML operated independently of each other. Although RML’s operations will be conducted under a separate wholly-owned subsidiary of the Company and operating systems and other assets have been integrated into the Company, the integration process in connection with the acquisition is ongoing and it is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees. Further, successful integration RML's operations and personnel may place an additional burden on our management and internal resources. This additional burden could lead to a significant diversion of management attention and resources, which could lead to a decrease in our future operating results and thereby impact our share price.

Declines in the residential housing market would have a negative impact on our residential housing market income.
The Company earns revenue from the residential housing market in the form of interest income and fees on loans and earnings from RML.  A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing negatively impacts real estate sales, which results in customers’ inability to repay loans. We expect earnings from RML to decrease if refinancing activity slows, and because of our acquisition of all of the remaining equity interest in RML in December 2014, our exposure to the slowdown in refinancing activity or the residential housing market in general is greater than it was before such acquisition. Further, declines in the residential housing market may have a material adverse effect on our financial condition through a decline in interest income and loan fees.
If we do not comply with the agreements governing  servicing of loans or if others allege non-compliance, our business and results of operations may be harmed.
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements. We could also become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements.
Additionally, under our new loan servicing program we retain servicing rights on mortgage loans originated by RML and sold to the Alaska Housing Finance Corporation. If we breach any of the representations and  warranties in our servicing agreements with the Alaska Housing Finance Corporation, we may be required to repurchase any loan sold under this program and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against third parties for such losses, or the remedies might not be as broad as the remedies available to the Alaska Housing Finance Corporation against us.

Our loan loss allowance may not be adequate to cover future loan losses, which may adversely affect our earnings.
We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding.  Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates; these factors may not be adequate predictors of future loan performance.  Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur.  If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition.  Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our net income and financial condition.
We have a significant concentration in real estate lending. A downturn in real estate within our markets would have a negative impact on our results of operations.
Approximately 76% of the Bank’s loan portfolio at December 31, 2015 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. In recent years, the slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing have negatively impacted residential real estate sales, which has resulted in customers’ inability to repay loans.  Although non-performing assets have decreased over the past several years following the financial crisis, we could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 49% of the Bank’s loan portfolio at December 31, 2015 consisted of commercial real estate loans.   Nationally, delinquencies in these types of portfolios have increased significantly in recent years.  While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2015, the Bank held $3.1 million of OREO properties, many of which relate to residential construction and land development loans.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.  Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
We conduct substantially all of our operations through Northrim Bank, our banking subsidiary; our ability to pay dividends, repurchase our shares, or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries and their ability to pay dividends.
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
Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits and borrowings).  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.  All of those factors affect the Bank’s ability to pay dividends to the Company. Beginning in 2016, a requirement to have a capital conservation buffer will start being phased in and this requirement could adversely affect the Bank's ability to pay dividends.
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval.  Under Alaska law, a bank may not declare or pay a dividend in an amount greater than its net undivided profits then on hand. In addition, the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements.  It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments.   It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
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
We will be dependent for the foreseeable future on the services of Joseph M. Beedle, our Chairman of the Board, President and Chief Executive Officer of the Company; Joseph M. Schierhorn, our Executive Vice President and Chief Operating Officer; Steven L. Hartung, our Executive Vice President and Corporate Development and Affiliate Relations Officer; and Latosha M. Frye, our Executive Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Beedle and Schierhorn and Ms. Frye in the amounts of $2 million each, we may not be able to timely replace Mr. Beedle, Mr. Schierhorn, or Ms. Frye with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  Currently, we do not maintain keyman life insurance on the life of Mr. Hartung.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
Liquidity risk could impair our ability to fund operations and jeopardize our financial conditions.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is deposits gathered through our network of branch offices. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Factors that could negatively impact our access to liquidity sources include:

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Supermarket	Leased
Jewel Lake Branch 9170 Jewel Lake Road, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
West Anchorage Branch/Small Business Center 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Owned
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned

The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Dwell Office 3230 C Street, Suite 100, Anchorage, AK	Leased
Real Estate Brokers of Alaska Office 1577 C Street, Suite 101A, Anchorage, AK	Leased
Eagle River Office 11901 Business Boulevard, #203, Eagle River, AK	Leased
Fairbanks Office 505 Old Steese Highway, Suite 117, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 202, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Sitka Office 315 Lincoln Street, Suite 206, Sitka, AK	Leased
Soldotna Office 44296 Sterling Highway, #1, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select market under the symbol, “NRIM.”    At March 11, 2016, the number of shareholders of record of our common stock was 272. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2015
	High	$25.88	$27.33	$29.09	$29.43
	Low	$20.73	$23.84	$24.84	$26.44
2014
	High	$26.26	$25.74	$27.01	$29.03
	Low	$23.90	$23.64	$24.12	$25.73

In 2015, we paid cash dividends of $0.18 per share in the first and second quarters and $0.19 per share in the third and fourth quarters.  In 2014, we paid cash dividends of $0.17 per share in the first and second quarters and $0.18 per share in the third and fourth quarters.  Cash dividends totaled $5.1 million, $4.8 million, and $4.2 million in 2015, 2014, and 2013, respectively.  On February 25, 2016, the Board of Directors approved payment of a $0.19 per share dividend on March 18, 2016, to shareholders of record on March 10, 2016.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized”; the Company expects to receive dividends from the Bank in 2016. Beginning in 2016, a requirement to have a capital conservation buffer will start being phased in, and this requirement could adversely affect the Bank's ability to pay dividends. See "Item 1 Business - Supervision and Regulation" in this report.
Repurchase of Securities
The Company did not repurchase any of its common stock during the fourth quarter of 2015.
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2015. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders[1]	262,734	$17.50	186,752
Total	262,734	$17.50	186,752
[1]Consists of the Company's 2014 Stock Incentive Plan, which replaced the 2010 Stock Incentive Plan (the "2010 Plan")
[2] Includes 164,276 options awarded under the 2010 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.
Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2010, and ending December 31, 2015.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2010, and that all dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Northrim BanCorp, Inc.	100.00	93.04	123.58	147.17	151.25	157.63
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
SNL Bank $1B-$5B	100.00	91.2	112.45	163.52	170.98	191.39

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013	2012	2011	2010	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$56,909	$52,293	$44,034	$42,223	$42,364	$44,213	5%
Provision (benefit) for loan losses	1,754	(636)	(635)	(1,559)	1,999	5,583	(21)%
Other operating income	44,608	21,149	12,886	15,432	13,090	12,377	29%
Change in FV, RML earn-out liability expense	4,094	—	—	—	—	—	NM
Other operating expense	68,551	48,038	38,897	38,679	35,853	36,764	13%
Income before provision for income taxes	$27,118	$26,040	$18,658	$20,535	$17,602	$14,243	14%
Provision for income taxes	8,784	8,173	6,246	7,077	5,775	4,778	13%
Net Income	18,334	17,867	12,412	13,458	11,827	9,465	14%
Less: Net income attributable to
noncontrolling interest	551	459	87	512	429	399	7%
Net income attributable to Northrim Bancorp, Inc.	$17,783	$17,408	$12,325	$12,946	$11,398	$9,066	14%

Year End Balance Sheet
Assets	$1,499,492	$1,449,349	$1,215,006	$1,160,107	$1,085,258	$1,054,529	7%
Portfolio loans	980,787	924,504	770,016	704,213	645,562	671,812	8%
Deposits	1,240,792	1,179,747	1,003,723	970,129	911,248	892,136	7%
Borrowings	2,120	26,304	6,527	4,479	4,626	5,386	(17)%
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558	18,558	—%
Shareholders' equity	177,214	164,441	144,318	136,353	125,435	117,122	9%
Common shares outstanding	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763	6,427,237	1%

Average Balance Sheet
Assets	$1,480,913	$1,335,929	$1,156,500	$1,088,419	$1,048,696
Earning assets	1,334,102	1,212,291	1,041,268	973,741	934,732
Portfolio loans	968,752	893,031	734,427	668,014	646,651
Deposits	1,219,445	1,111,594	953,925	909,129	882,858
Borrowings	38,999	25,606	25,584	21,038	18,807
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558
Shareholders' equity	169,802	155,591	140,924	131,368	122,039
Basic common shares outstanding	6,859,209	6,761,328	6,518,772	6,477,266	6,438,625
Diluted common shares outstanding	6,948,474	6,852,267	6,609,950	6,574,993	6,554,761

Per Common Share Data
Basic earnings	$2.59	$2.57	$1.89	$2.00	$1.77
Diluted earnings	$2.56	$2.54	$1.87	$1.97	$1.74
Book value per share	$25.77	$23.99	$22.07	$20.94	$19.40
Tangible book value per share(2)	$22.31	$20.48	$20.86	$19.69	$18.09
Cash dividends per share	$0.74	$0.70	$0.64	$0.56	$0.50

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited)
Performance Ratios
Return on average assets	1.20%	1.30%	1.07%	1.19%	1.09%
Return on average equity	10.47%	11.19%	8.75%	9.85%	9.34%
Equity/assets	11.82%	11.35%	11.88%	11.75%	11.56%
Tangible common equity/tangible assets(3)	10.40%	9.85%	11.29%	11.12%	10.87%
Net interest margin (tax equivalent)(4)	4.32%	4.36%	4.29%	4.40%	4.59%
Non-interest income/total revenue	43.94%	28.80%	22.64%	26.77%	23.61%
Efficiency ratio (5)	71.31%	65.02%	67.94%	66.65%	64.16%
Dividend payout ratio	28.81%	27.40%	34.18%	28.39%	28.67%

Asset Quality (In Thousands)
Nonperforming loans, net of government guarantees	$2,125	$3,496	$1,814	$4,529	$7,354
Nonperforming assets, net of government guarantees	5,178	7,231	4,216	9,072	12,537
Nonperforming loans/portfolio loans, net of government guarantees	0.22%	0.38%	0.24%	0.64%	1.14%
Net charge-offs (recoveries)/average loans	0.03%	(0.12)%	(0.07)%	(0.21)%	(0.01)%
Allowance for loan losses/portfolio loans	1.85%	1.81%	2.11%	2.33%	2.56%
Nonperforming assets/assets, net of government guarantees	0.35%	0.50%	0.35%	0.78%	1.16%

Other Data
Effective tax rate	32%	31%	33%	34%	33%
Number of banking offices(6)	14	14	10	10	10
Number of employees (FTE) (7)	441	426	269	252	269
1 These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

2Tangible book value per share is a non-GAAP ratio defined as shareholders’ equity, less intangible assets, divided by common shares outstanding. Management believes that tangible book value is a useful measurement of the value of the Company’s equity because it excludes the effect of intangible assets on the Company’s equity.  See reconciliation to book value, the most comparable GAAP measurement below.
3Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Management believes this ratio is important as it has received more attention over the past several years from stock analysts and regulators. The most comparable GAAP measure of shareholders' equity to total assets is calculated by dividing total shareholders' equity by total assets.

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 41.11% in all years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.
5In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement.  Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency.  The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income.  Other companies may define or calculate this data differently.  For additional information see the "Other Operating Expense" section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.  See reconciliation to comparable GAAP measurement below.
6Number of banking offices does not include RML locations
7FTE includes employees of the Bank, NBG, and in 2014 and 2015, also includes RML.

Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2015	2014	2013	2012	2011
Total shareholders' equity	$177,214	$164,441	$144,318	$136,353	$125,435
Less: goodwill and other intangible assets, net	23,776	24,035	7,942	8,170	8,421
Tangible common shareholders' equity	$153,438	$140,406	$136,376	$128,183	$117,014
Total assets	$1,499,492	$1,449,349	$1,215,006	$1,160,107	$1,085,258
Less: goodwill and other intangible assets, net	23,776	24,035	7,942	8,170	8,421
Tangible assets	$1,475,716	$1,425,314	$1,207,064	$1,151,937	$1,076,837
Tangible common equity to tangible assets ratio	10.40%	9.85%	11.29%	11.12%	10.87%
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2015	2014	2013	2012	2011
Total shareholders' equity	$177,214	$164,441	$144,318	$136,353	$125,435
Divided by common shares outstanding	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763
Book value per share	$25.77	$23.99	$22.07	$20.94	$19.40

(In thousands, except per share data)	2015	2014	2013	2012	2011
Total shareholders' equity	$177,214	$164,441	$144,318	$136,353	$125,435
Less: goodwill and intangible assets, net	23,776	24,035	7,942	8,170	8,421
	$153,438	$140,406	$136,376	$128,183	$117,014
Divided by common shares outstanding	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763
Tangible book value per share	$22.31	$20.48	$20.86	$19.69	$18.09

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2015	2014	2013	2012	2011
Net interest income(8)	$56,909	$52,293	$44,034	$42,223	$42,364
Divided by average interest-bearing assets	1,334,102	1,212,291	1,041,268	973,741	934,732
Net interest margin	4.27%	4.31%	4.23%	4.34%	4.53%

(In Thousands)	2015	2014	2013	2012	2011
Net interest income(8)	$56,909	$52,293	$44,034	$42,223	$42,364
Plus: reduction in tax expense related to
tax-exempt interest income	722	583	585	626	580
	$57,631	$52,876	$44,619	$42,849	$42,944
Divided by average interest-bearing assets	1,334,102	1,212,291	1,041,268	973,741	934,732
Tax-equivalent net interest margin	4.32%	4.36%	4.29%	4.40%	4.59%

Calculation of efficiency ratio

(In Thousands)	2015	2014	2013	2012	2011
Net interest income(8)	$56,909	$52,293	$44,034	$42,223	$42,364
Other operating income	44,608	21,149	12,886	15,432	13,090
Total revenue	101,517	73,442	56,920	57,655	55,454
Other operating expense	72,645	48,038	38,897	38,679	35,853
Less intangible asset amortization	258	289	228	252	275
Adjusted other operating expense	$72,387	$47,749	$38,669	$38,427	$35,578
Efficiency ratio	71.31%	65.02%	67.94%	66.65%	64.16%

8Amount represents net interest income before provision for loan losses.

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2015, 2014 and 2013 included elsewhere in this report.
This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
The Company’s net income increased 2% to $17.8 million or $2.56 per diluted share for the year ended December 31, 2015, from $17.4 million, or $2.54 per diluted share, for the year ended December 31, 2014, primarily as a result of increased net interest income being partially offset by increased operating expenses mainly resulting from the impact of the two acquisitions completed during 2014. Net income, excluding gains and expenses from the acquisitions of Alaska Pacific and RML and other non-operating income and expenses, increased 39% for the full year in 2015.

	Year-to-date
(Dollars in thousands)	December 31, 2015	December 31, 2014	One Year % Change
Net income attributable to Northrim BanCorp	$17,783	$17,408	2%
Gain on sale of securities	(271)	(461)
Gain on sale of fixed assets	—	(1,115)
Gain on purchase of RML	—	(3,001)
Gain on sale of other real estate owned	(314)	(643)
Gain on loans acquired	(913)	(695)
Change in fair value, RML earn-out liability	4,094	—
Merger and acquisition expense	—	1,962
Total adjustment to net income	2,596	(3,953)
Provision for income taxes	1,067	(391)
Operating net income	$19,312	$13,846	39%

The following are significant items for the year ended December 31, 2015:

•
Total revenues, which include net interest income plus other operating income, increased 38% to $101.5 million in 2015 from $73.4 million in 2014. This increase mainly reflects increased mortgage banking income, as well as increased net interest income resulting from higher average earnings assets due to both core loan growth and higher portfolio investment balances.

•	Average portfolio loans increased 8% to $968.8 million in 2015 compared to $893.0 in 2014, primarily reflecting organic growth in the portfolio.

•
Our provision for loan losses in 2015 of $1.8 million increased from a benefit of $636,000 in 2014. We experienced net charge-offs of $324,000 in 2015 as compared to net recoveries of $1.1 million in 2014; additionally, our adversely classified loans at December 31, 2015 increased by $25.2 million, or 423%, from $6.0 million at December 31, 2014 to $31.1 million at December 31, 2015. The allowance for loan losses (“Allowance”) totaled 1.85% of total portfolio loans at December 31, 2015, compared to 1.81% at December 31, 2014.  The Allowance compared to nonperforming loans, net of government guarantees, increased to 854% at December 31, 2015 from 478% at December 31, 2014.

•
Other operating expenses increased in 2015 by 51% to $72.6 million from $48.0 million in 2014. This increase mainly reflects the Company's increased operating costs primarily due to the acquisition of the remaining 76.5% of RML in December 2014, as well as the acquisition of Alaska Pacific that occurred in on April 1, 2014.

•
Nonperforming assets net of government guarantees decreased by 28% year-over-year to $5.2 million at December 31, 2015 or 0.35% of total assets, compared to $7.2 million or 0.50% of total assets at December 31, 2014 in large part due to the sale of OREO properties acquired from Alaska Pacific as well as payoffs of nonperforming loans, only partially offset by new nonperforming assets in 2015.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 13.34% at December 31, 2015 as compared to 13.06% a year ago.

•
Tangible book value (a non-GAAP ratio defined as shareholders' equity, less intangible assets, divided by common shares outstanding) was $22.31 per share at December 31, 2015, compared to $20.48 per share at December 31, 2014. The GAAP measure of book value was $25.77 per share at December 31,2015 compared to $23.99 per share at December 31, 2014. Tangible common equity to tangible assets (a non-GAAP measure defined as total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets) at year end 2015 was 10.40%, up from 9.85% at year-end 2014.   The GAAP measure of equity to assets is total equity divided by total assets.  Total equity to total assets was 11.82% at December 31, 2015 as compared to 11.35% at December 31, 2014.

•	The cash dividend paid in the fourth quarter of 2015, rose 6% to $0.19 per diluted share from $0.18 per diluted share paid in the fourth quarter of 2014.

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
Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company's loan portfolio.  Given current processes employed by the Company, management believes the segments, classes, and estimated loss rates currently assigned are appropriate.  It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements.  In addition, current loan classes and fair value estimates of collateral are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.  Although we have established an Allowance that we consider adequate, there can be no assurance that the established Allowance will be sufficient to offset losses on loans in the future.
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
The Company completed two acquisitions in 2014; there was no goodwill recorded in the acquisition of Alaska Pacific and $14.8 million in goodwill recorded in connection with the acquisition of RML. The Company performed its annual goodwill impairment testing at December 31, 2015 and 2014 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2015, the Company performed its annual impairment test by performing the first step of the comprehensive impairment analysis. The Company estimated the fair value of the Company using four valuation methodologies including a comparable transactions approach, a control premium approach, a public market peers approach, and a discounted cash flow approach. We then compared the estimated fair value of the Company to the carrying value as of December 31, 2015 and concluded that no potential impairment existed at that time.
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
Mortgage servicing rights:  The Company measures mortgage servicing rights ("MSRs") at fair value on a recurring basis and reports changes in fair value through earnings in mortgage banking income in the period in which the change occurs. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Retained MSRs are measured at fair value as of the date of sale. Initial and subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
Earn-out liability: The Company recorded an earn-out liability as part of the cost of the acquisition of 76.5% of the equity interest in RML on December 1, 2014. Under the terms of the purchase agreement, the former owners of RML receive additional cash proceeds based on the adjusted earnings of RML in all or a portion of the calendar years 2014, 2015, 2016, 2017, 2018 and 2019. The earn-out liability is an estimate that is contingent upon the adjusted earnings of RML, and it is measured at fair value at each reporting period. Changes in the value of the earn-out liability are recognized in earnings.

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income (earnings from our mortgage affiliate through November 2014), purchased receivables products, sales of employee benefit plans, service charges and fees,bankcard fees, and rental income.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, marketing, professional and outside services, equipment expense, software expense, and expenses related to OREO.  In 2015, the change in fair value earn-out liability expense is also a significant portion of other operating expenses. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income of $17.8 million in 2015, compared to net income of $17.4 million in 2014, and $12.3 million in 2013.  During these periods, net income per diluted share was $2.56, $2.54, and $1.87, respectively.  The increase in net income in 2015 was primarily due to increases of $23.5 million and $4.6 million in other operating income and net interest income, respectively, which were only partially offset by increases of $24.6 million and $611,000 in other operating expense and in income taxes, respectively, in 2015 as compared to 2014. The increase in net income in 2014 was primarily due to increases of $8.3 million and $8.3 million in net interest income and other operating income, respectively, which were partially offset by increases of $9.1 million and $1.9 million in other operating expense and in income taxes, respectively, in 2014 as compared to 2013. The purchase of the remaining 76.5% equity interest in RML in December of 2014 and the acquisition of Alaska Pacific in April of 2014 had significant impacts on all of these items.
Net Interest Income / Net Interest Margin
Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2015 was $56.9 million, compared to $52.3 million in 2014 and $44.0 million in 2013.  The increase in 2015 as compared to 2014 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, which was only partially offset by decreased average yields on loans. The increase in 2014 as compared to 2013 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, largely due to assets acquired from Alaska Pacific and, to a lesser extent, assets acquired from RML, which was only partially offset by decreased average yields on loans and long-term investments.
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
During the fiscal years ended December 31, 2015, 2014, and 2013, net interest margins were 4.27%, 4.31%, and 4.23%, respectively. The decrease in the net interest margin in 2015 as compared to 2014 is primarily the result of a change in the mix of the Company's earning assets in 2015 as compared to 2014. Average portfolio loans grew in 2014, partially due to the acquisition of $138.4 million in portfolio loans from Alaska Pacific on April 1, 2014 and partially due to organic growth. This increase in average portfolio loans is the primary reason for the increase in the net interest martin in 2014 as compared to 2013.The Company intends to continue to implement strategies designed to grow our loan portfolio, while actively managing non-performing assets, to offset the negative effect that today's relatively low interest rates have on our net interest margin.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2015			2014			2013
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$968,752	$54,070	5.58%	$893,031	$50,566	5.66%	$734,427	$42,724	5.82%
Loans held for sale	55,243	2,096	3.79%	11,232	449	4.00%	11,401	413	3.62%
Long-term Investments	252,354	3,461	1.37%	243,634	3,133	1.29%	229,807	2,714	1.18%
Short-term investments	57,753	153	0.26%	64,394	198	0.31%	65,633	223	0.34%
Total interest-earning assets	$1,334,102	$59,780	4.48%	$1,212,291	$54,346	4.48%	$1,041,268	$46,074	4.42%
Noninterest-earning assets	146,811			123,638			115,232
Total	$1,480,913			$1,335,929			$1,156,500
Interest-bearing deposits	$788,916	$1,939	0.25%	$727,078	$1,419	0.20%	$613,745	$1,241	0.20%
Borrowings	57,557	932	1.62%	44,164	634	1.44%	44,142	799	1.81%
Total interest-bearing liabilities	$846,473	$2,871	0.34%	$771,242	$2,053	0.27%	$657,887	$2,040	0.31%
Noninterest-bearing demand deposits	430,529			384,516			340,180
Other liabilities	34,109			24,580			17,509
Equity	169,802			155,591			140,924
Total	$1,480,913			$1,335,929			$1,156,500
Net interest income		$56,909			$52,293			$44,034
Net interest margin (3)			4.27%			4.31%			4.23%
Average portfolio loans to average-earnings assets	72.61%			73.66%			70.53%
Average portfolio loans to average total deposits	79.44%			80.34%			76.99%
Average non-interest deposits to average total deposits	35.31%			34.59%			35.66%
Average interest-earning assets to average interest-bearing liabilities	157.61%			157.19%			158.27%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.5 million, $3.2 million and $3.0 million for 2015, 2014 and 2013, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $4.3 million, $3.0 million, and $3.5 million in 2015, 2014 and 2013, respectively.

3The net interest margin on a tax equivalent basis was 4.32%, 4.36%, and 4.29%, respectively, for 2015, 2014, and 2013.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$4,213	($709)	$3,504	$8,946	($1,104)	$7,842
Loans held for sale	1,669	(22)	1,647	(6)	42	36
Long-term investments	115	213	328	169	250	419
Short term investments	(19)	(26)	(45)	(4)	(21)	(25)
Total interest income	$5,978	($544)	$5,434	$9,105	($833)	$8,272
Interest Expense:
Interest-bearing deposits	$129	$391	$520	$219	($41)	$178
Borrowings	210	88	298	—	(165)	(165)
Total interest expense	$339	$479	$818	$219	($206)	$13

Provision for Loan Losses
We recorded a provision for loan losses in 2015 of $1.8 million, compared to a benefit of $636,000 and $635,000 in 2014 and 2013 respectively.  The loan loss provision increased in 2015 primarily due to an increase in adversely classified assets related to 3 large borrowing relationships. We recorded a benefit under our loan loss provision in 2014 and 2013 primarily due to the fact that we had net recoveries of previously charged off loans of $1.1 million and $509,000 in 2014 and 2013, respectively, and an increase in loan volume in 2014 as compared to 2013. See the “Allowance for Loan Loss” section under “Financial Condition” and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2015	$ Change	% Change	2014	$ Change	% Change	2013
Other Operating Income
Mortgage banking income	$29,613	$27,227	1,141%	$2,386	$2,386	100%	$—
Employee benefit plan income	3,651	154	4%	3,497	1,156	49%	2,341
Bankcard fees	2,671	442	20%	2,229	220	11%	2,009
Purchased receivable income	2,287	213	10%	2,074	(723)	(26)%	2,797
Service charges on deposit accounts	2,103	(52)	(2)%	2,155	39	2%	2,116
Gain on loans acquired - APB	913	218	31%	695	695	100%	—
Merchant credit card transaction fees	563	(20)	(3)%	583	74	15%	509
Rental income	447	187	72%	260	152	141%	108
Loan service fees	440	88	25%	352	86	32%	266
Gain on sale of securities	271	(190)	(41)%	461	128	38%	333
Gain on sale of premise and equipment	—	(1,115)	(100)%	1,115	1,115	100%	—
Gain on purchase of mortgage affiliate	—	(3,001)	(100)%	3,001	3,001	100%	—
Equity in earnings from RML	—	(894)	(100)%	894	(333)	(27)%	1,227
Other income	1,649	202	14%	1,447	267	23%	1,180
Total other operating income	$44,608	$23,459	111%	$21,149	$8,263	64%	$12,886

2015 Compared to 2014
The most significant change in other operating income in 2015 was the increase in mortgage banking income, which represents 66% of total other operating income in 2015. Mortgage banking income, which consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees, increased to$29.6 million in 2015 from $2.4 million in 2014. This increase is due to the fact that the Company acquired the remaining 76.5% of RML on December 1, 2014 making RML a wholly-owned, consolidated subsidiary of the Company. RML's results of operations prior to the December 1, 2014 acquisition were included in our operating results under the equity method. Additionally, in connection with the acquisition of Alaska Pacific, the Company recognized a $913,000 gain on the disposition of loans acquired in the transaction at a discount which is included in other income in the preceding table. Bankcard fees, purchased receivable income, rental income and employee benefit plan income also increased $442,000, $213,000, $187,000, and $154,000 or 19%, 10%, 72%, and 4%, respectively, in 2015 compared to 2014. Bankcard fees increased mostly due to higher interchange income. Purchased receivable income increased primarily due to increased average purchase receivable balances outstanding during the year. The increase in rental income is due to a portion of the Northrim Headquarters building being leased to a large tenant for an entire year of 2015 as compared to only a partial year in 2014.  Lastly, employee benefit plan income increased in 2015 primarily due to increased revenues generated through Enroll Alaska which provides health insurance plans to individuals under the Affordable Care Act.  These increases were partially offset by a one-time $3 million gain in 2014 due to a fair value adjustment in connection with our purchase of the remaining 76.5% equity interest of RML in December of 2014 and a one-time gain of $1.1 million on the sale of a branch location to the State of Alaska in 2014.
2014 Compared to 2013
Other operating income was impacted by several one-time items in 2014. The Company recognized a one-time $3 million gain in 2014 due to a fair value adjustment in connection with our purchase of the remaining 76.5% equity interest of RML in December of 2014. The Company also recognized a one-time gain of $1.1 million on the sale of a branch location to the State of Alaska in connection with a major road project in the third quarter of 2014. The Company opened a new branch in the University Medical District in Anchorage in the second quarter of 2015, and kept the existing branch open until the new branch was opened. Additionally, in connection with the acquisition of Alaska Pacific, the Company recognized a $695,000 gain on the disposition of loans acquired in the transaction at a discount and a $170,000 bargain purchase gain on the transaction as a whole in 2014. Both of these items are included in other income in the preceding table. Excluding these one-time items, other operating income increased $3.3 million, or 25% in 2014 compared to 2013. This increase was the result of increases in employee benefit plan income and mortgage banking income.  Employee benefit plan income increased in 2014 reflecting revenues generated through Enroll Alaska which provides health insurance plans to individuals under the Affordable Care Act.  Mortgage banking income represents one month of gross income from RML since it became a 100% wholly-owned subsidiary in December 2014. These increases were partially offset by purchased receivable income which decreased $723,000 or 26% in 2014 compared to 2013 due to decreased purchased receivable balances outstanding during the year.

Other Operating Expense
The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2015	$ Change	% Change	2014	$ Change	% Change	2013
Other Operating Expense
Salaries and other personnel expense	$43,931	$16,173	58%	$27,758	$3,962	17%	$23,796
Occupancy expense	6,332	1,972	45%	4,360	896	26%	3,464
Change in fair value, RML earn-out liability	4,094	4,094	100%	—	—	—%	—
Professional and outside services	2,980	1,543	107%	1,437	169	13%	1,268
Marketing expense	2,728	669	32%	2,059	206	11%	1,853
Equipment expense	1,687	222	15%	1,465	226	18%	1,239
Insurance expense	1,339	308	30%	1,031	210	26%	821
Software expense	1,262	(13)	(1)%	1,275	209	20%	1,066
Internet banking expense	909	9	1%	900	122	16%	778
Intangible asset amortization	258	(31)	(11)%	289	61	27%	228
Merger and acquisition expense	—	(1,962)	(100)%	1,962	1,426	266%	536
Reserve for purchased receivables	(138)	(842)	(120)%	704	604	604%	100
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	223	49	28%	174	32	23%	142
Impairment on OREO	361	305	545%	56	(56)	(50)%	112
Rental income on OREO	(80)	(77)	NM	(3)	23	(88)%	(26)
Gains on sale of OREO	(314)	329	51%	(643)	(355)	123%	(288)
Subtotal	190	606	146%	(416)	(356)	593%	(60)
Other expenses	7,073	1,859	36%	5,214	1,406	37%	3,808
Total other operating expense	$72,645	$24,607	51%	$48,038	$9,141	24%	$38,897

2015 Compared to 2014
Other operating expense increased in 2015 as compared to the prior year primarily due to the acquisition of the remaining 76.5% of RML on December 1, 2014, making RML a wholly-owned subsidiary, and to a lesser extent, the acquisition of Alaska Pacific in April 2014. The Company incurred increased costs particularly in salaries and other personnel expense, the change in fair value of the RML earn-out liability expense, occupancy expense, and professional and outside services primarily as a result of these acquisitions. Operating expenses related to the operation of RML in 2015 were $21.5 million. This includes salaries and other personnel expenses of $15.4 million, occupancy expenses of $1.7 million, and professional and outside services expenses of $1.5 million. Salaries and other personnel expense related to the operations of Northrim Bank and NBG increased $1.5 million mainly due to additional personnel acquired in the Alaska Pacific acquisition as well as normal cost of living and performance based annual salary increases. The change in fair value of the RML earn-out liability expense was $4.1 million in 2015 and resulted from the excess of RML's pretax income from December 1, 2014 through the end of December 31, 2015 over and above estimates made upon acquisition of the remaining 76.5% of RML. Additionally, the Company incurred a $669,000 increase in marketing expenses primarily related to RML operations, a $606,000 increase in OREO expense, net of rental income and gains on sale due to the impairment recorded on three OREO properties as well as a decrease in gains recorded on the sale of OREO properties, and a $308,000 increase in insurance expense attributable to an increase in FDIC insurance expense, increased keyman insurance expense and increased insurance costs related to the acquisition of Alaska Pacific and RML.

2014 Compared to 2013
Other operating expense increased in 2014 as compared to the prior year primarily due to increased costs related to the two acquisitions that were completed in 2014, particularly in salaries and other personnel expense, merger and acquisition expense and occupancy expense. In addition to merger and acquisition expenses, the Company incurred operating costs related to the additional branch locations acquired in Southeast Alaska during the last three quarters of 2014 in connection with the acquisition of Alaska Pacific, and the consolidation of 100% of the operating expenses of RML in December 2014. In total, the Company estimates that other operating expenses increased $4.3 million in 2014 as compared to 2013 for direct operating costs related to the addition of employees, branch locations, and customers in Southeast Alaska related to the acquisition of Alaska Pacific. This includes $2.4 million in salaries and other personnel expense, $685,000 in occupancy expense, and $231,000 in marketing costs. Operating expenses related to the operation of RML in December 2014 were $1.9 million. This includes salaries and other personnel expenses of $790,000, occupancy expenses of $215,000, and commissions paid to loan originators of $509,000, which is included in other expenses. Additionally, salaries and other personnel expenses related to the operations of Northrim Bank (excluding operations acquired in connection with the acquisition of Alaska Pacific) and NBG increased primarily due to normal cost of living and performance based annual salary increases. Lastly, the reserve of purchased receivable losses increased in 2014 mainly due to increases in the allowance for the balance of two nonperforming purchased receivable accounts.

Income Taxes
The provision for income taxes increased $611,000, or 7%, to $8.8 million in 2015 as compared to 2014 and increased $1.9 million, or 31%, to $8.2 million in 2014 as compared to 2013.  These changes are due primarily to the 4% and 40% increase in income before income taxes in 2015 and 2014, respectively.  Additionally, the Company's effective tax rates were 32%, 31%, and 33% in 2015, 2014, and 2013, respectively. The increase in in the effective tax rate in 2015 compared to 2014 is primarily the result of the $3.0 million, tax exempt fair value adjustment in connection with our purchase of the remaining 76.5% equity interest in RML in December of 2014.The decrease in the effective tax rate in 2014 compared to 2013 was mainly the result of this same tax exempt fair value adjustment.

Financial Condition
Investment Securities
The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 99% of the portfolio as of December 31, 2015 and are available to meet liquidity requirements.
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2015 increased $8.1 million, or 3%, to $292.0 million from $283.9 million at December 31, 2014.  The increase at December 31, 2015 as compared to December 31, 2014 is primarily due to investment of funds previously held in interest bearing deposits in other banks as these longer term investment securities have a higher yield. The average maturity of the investment portfolio was approximately two years at December 31, 2015.
Investment securities may be pledged as collateral to secure public deposits.  At December 31, 2015 and 2014, $59.7 million and $54.1 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2015 as compared to December 31, 2014 because the Company had increased balances in securities sold under agreements to repurchase accounts at December 31, 2015.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2015:
U.S. Treasury and government sponsored entities	$238,116	$237,436
Municipal Securities	10,227	10,326
U.S. Agency Mortgage-backed Securities	818	809
Corporate Bonds	39,049	39,018
Preferred Stock	3,549	3,524
Total	$291,759	$291,113
2014:
U.S. Treasury and government sponsored entities	$226,624	$226,190
Municipal Securities	11,843	12,124
U.S. Agency Mortgage-backed Securities	1,024	1,029
Corporate Bonds	38,820	39,235
Preferred Stock	2,999	3,152
Total	$281,310	$281,730
2013:
U.S. Treasury and government sponsored entities	$168,922	$168,702
Municipal Securities	19,825	20,149
U.S. Agency Mortgage-backed Securities	25	25
Corporate Bonds	55,798	56,778
Preferred Stock	2,999	3,034
Total	$247,569	$248,688
Securities Held to Maturity:
2015:
Municipal Securities	$903	$959
Total	$903	$959
2014:
Municipal Securities	$2,201	$2,308
Total	$2,201	$2,308
2013:
Municipal Securities	$2,208	$2,361
Total	$2,208	$2,361

The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2015:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$15,006	$222,430	$—	$—	$237,436
Weighted average yield	0.86%	1.18%	—%	—%	1.16%
Municipal securities
Balance	$1,144	$6,926	$2,256	$—	$10,326
Weighted average yield	1.91%	2.66%	4.19%	—%	2.91%
U.S. Agency Mortgage-backed
Balance	$—	$30	$465	$314	$809
Weighted average yield	—%	1.99%	2.94%	2.82%	2.86%
Corporate bonds
Balance	$5,346	$33,672	$—	$—	$39,018
Weighted average yield	1.30%	1.10%	—%	—%	1.13%
Preferred Stock
Balance	$—	$—	$—	$3,524	$3,524
Weighted average yield	—%	—%	—%	6.72%	6.72%
Total
Balance	$21,496	$263,058	$2,721	$3,838	$291,113
Weighted average yield	1.02%	1.16%	3.98%	6.40%	1.24%
Securities Held to Maturity
Municipal securities
Balance	$—	$903	$—	$—	$903
Weighted average yield	—%	4.59%	—%	—%	4.59%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2015, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
Loans
Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. To a lesser extent, through our wholly-owned subsidiary RML, we also originate mortgage loans which we sell to the secondary market. Our new loan servicing program allows us to retain servicing rights on mortgage loans originated by RML and sold to the Alaska Housing Finance Corporation ("AHFC").  We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending.  These types of lending have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending.  However, they also involve greater risks, including greater exposure to changes in local economic conditions.
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $26.1 million at December 31, 2015.  At December 31, 2015, the Company had one relationship whose total direct and indirect commitments exceeded $24.6 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.

Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted.  Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  The policies are reviewed and approved annually by the board of directors of the Bank.  Our Quality Assurance department provides a detailed financial analysis of our largest, most complex loans.  In addition, the Quality Assurance department, along with the Chief Credit Officer of the Bank and others in the Loan Administration department, has developed processes to analyze and manage various concentrations of credit within the overall loan portfolio.  The Loan Administration department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality.  The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.
The Company acquired $138.4 million in loans in connection with the acquisition of Alaska Pacific on April 1, 2014. The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$329,534	33.6%	$306,543	33.2%	$300,338	39.0%	$273,432	38.8%	$252,689	39.1%
Real estate construction one-to-four family	44,488	4.5%	34,842	3.8%	30,161	3.9%	32,573	4.6%	21,859	3.4%
Real estate construction other	74,931	7.6%	91,195	9.9%	32,599	4.2%	21,061	3.0%	18,323	2.8%
Real estate term owner occupied	128,763	13.1%	109,472	11.8%	91,098	11.8%	78,107	11.1%	81,481	12.6%
Real estate term non-owner occupied	314,069	32.0%	286,616	31.0%	255,324	33.2%	234,643	33.3%	195,454	30.3%
Real estate term other	38,029	3.9%	36,894	4.0%	29,976	3.9%	31,809	4.5%	38,925	6.0%
Consumer secured by 1st deeds of trust	26,673	2.7%	32,000	3.5%	16,483	2.1%	17,714	2.5%	20,212	3.1%
Consumer other	28,912	2.9%	31,493	3.4%	18,058	2.3%	18,305	2.6%	19,622	3.0%
Subtotal	$985,399		$929,055		$774,037		$707,644		$648,565
Less: Unearned origination fee,
net of origination costs	(4,612)	(0.5)%	(4,551)	(0.5)%	(4,021)	(0.5)%	(3,431)	(0.5)%	(3,003)	(0.5)%
Total portfolio loans	$980,787		$924,504		$770,016		$704,213		$645,562

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $329.5 million at December 31, 2015 from $306.5 million at December 31, 2014 and represented approximately 34% and 33% of our total loans outstanding as of December 31, 2015 and December 31, 2014, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2015, commercial real estate loans increased to $480.9 million from $433 million at December 31, 2014, and represented approximately 49% and 47% of our loan portfolio as of December 31, 2015 and December 31, 2014, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
We may sell all or a portion of our commercial real estate loans to two State of Alaska entities, AIDEA and AHFC, which were both established to provide long-term financing in the State of Alaska.  The loans that AIDEA purchases typically feature a maturity twice that of the loans retained by us and bear a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending.  We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to interest rate risk.

Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans decreased in 2015 to $119.4 million, down from $126.0 million in 2014, and represented approximately 12% and 14% of our loan portfolio in December 31, 2015 and December 31, 2014, respectively. The Company saw a decrease in construction loans due to a decrease in commercial real estate construction and low income housing tax credit projects in 2015. The Company currently expects activity in the residential construction market to decline slightly in 2016.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Maturities and Sensitivities of Loans to Change in Interest Rates:       At December 31, 2015, 58% of the portfolio was scheduled to mature or reprice in 2016 with 39% scheduled to mature or reprice between 2017 and 2020. The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2015:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$113,016	$80,387	$136,131	$329,534
Real estate construction one-to-four family	42,271	2,217	—	44,488
Real estate construction other	53,077	18,974	2,880	74,931
Real estate term owner occupied	14,598	21,843	92,235	128,676
Real estate term non-owner occupied	1,061	102,068	210,940	314,069
Real estate term other	10,226	5,589	22,301	38,116
Consumer secured by 1st deeds of trust	30	1,669	24,974	26,673
Consumer other	853	5,114	22,945	28,912
Total	$235,132	$237,861	$512,406	$985,399
Fixed interest rate	$143,900	$78,875	$73,980	$296,755
Floating interest rate	91,232	158,986	438,426	688,644
Total	$235,132	$237,861	$512,406	$985,399

     As of December 31, 2015, approximately 70% of commercial loans are variable rate loans, of which 68% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
At December 31, 2015, the interest rates for approximately 86% of commercial real estate loans are variable, of which 43% reset within one year. Approximately 47% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or Boston FHLB rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights:   The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. Prior to December 1, 2014, when the Company owned 23.5% of RML, the Company had an agreement to purchase residential loans from RML, which the Company then sold in the secondary market.  All residential mortgage loans originated, purchased, and sold in 2015 and 2014 were newly originated loans that did not affect nonperforming loans. The Company also acquired $1.2 million in mortgage servicing rights in connection with our acquisition of Alaska Pacific on April 1, 2014. The servicing portfolio acquired in connection with our acquisition of Alaska Pacific is comprised of 1-4 family loans serviced for FHLMC and AHFC. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential mortgage servicing rights assets may decrease in value. Generally, the fair value of our residential mortgage servicing rights are expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2015	2014	2013	2012	2011
Nonperforming loans
Nonaccrual loans	$3,686	$4,674	$1,815	$4,531	$7,361
Accruing loans past due 90 days or more	—	—	—	—	—
Government guarantees on nonperforming loans	(1,561)	(1,178)	(1)	(2)	(7)
Nonperforming loans, net of government guarantees	$2,125	$3,496	$1,814	$4,529	$7,354
Real estate owned & repossessed assets	3,053	4,626	2,402	4,543	5,183
Government guarantees on nonperforming assets	—	(891)	—	—	—
Total nonperforming assets	$5,178	$7,231	$4,216	$9,072	$12,537

Performing restructured loans	$11,804	$5,353	$6,635	$8,627	$2,305
Loans measured for impairment	$34,640	$11,297	$8,751	$13,093	$9,452

Allowance for loan losses to portfolio loans	1.85%	1.81%	2.11%	2.33%	2.56%
Allowance for loan losses to nonperforming loans, net of government guarantees	854%	478%	898%	362%	224%
Nonperforming loans to portfolio loans, net of government guarantees	0.22%	0.38%	0.24%	0.64%	1.14%
Nonperforming assets to total assets, net of government guarantees	0.35%	0.50%	0.35%	0.78%	1.16%

The Company’s nonperforming loans, net of government guarantees decreased in 2015 to $2.1 million as compared to $3.5 million in 2014. In large part this decrease was due to payoffs of nonaccrual loans acquired from Alaska Pacific in 2014. There was interest income of $484,000, $350,000, and $344,000 recognized in net income for 2015, 2014, and 2013 respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had no relationships that represented more than 10% of nonaccrual loans as of December 31, 2015.
 The Company had $11.8 million and $5.4 million in loans classified as TDRs that were performing as of December 31, 2015 and 2014, respectively.  Additionally, there were $1.9 million and $2.3 million in TDRs included in nonaccrual loans at December 31, 2015 and 2014 for total TDRs of $13.7 million and $7.7 million at December 31, 2015 and 2014, respectively.  The increase in TDRs at December 31, 2015 as compared to 2014 is due to several additions to loans classified as TDRs that were only partially offset by paydowns on TDRs in 2015.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
At December 31, 2015, the Company had $34.6 million in loans measured for impairment as compared to $11.3 million in loans measured for impairment at December 31, 2014. The increase of $23.3 million is mostly attributable to the addition of 3 large borrowing relationships, now measured for impairment. The total amount of loans measured for impairment for these 3 borrowers is $22.0 million.
At December 31, 2015, management had identified potential problem loans of $28.9 million as compared to potential problem loans of $18.0 million at December 31, 2014.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $10.9 million increase in potential problem loans at December 31, 2015 from December 31, 2014 is primarily due to one relationship that includes two loans secured by equipment.

The following summarizes OREO activity for the periods indicated:

(In Thousands)	2015	2014	2013
Balance, beginning of the year	$4,607	$2,402	$4,543
Transfers from loans	1,259	1,137	365
Transfers from premises and equipment	—	904	—
Acquired from Alaska Pacific	—	1,709	—
Acquired from mortgage affiliate	—	270	—
Proceeds from the sale of other real estate owned	(2,733)	(2,352)	(2,623)
Gain on sale of other real estate owned, net	315	631	288
Deferred gain on sale of other real estate owned	(34)	(38)	(59)
Impairment on other real estate owned	(361)	(56)	(112)
Balance, end of year	$3,053	$4,607	$2,402

At December 31, 2015 and 2014 the Company held $3.1 million and $4.6 million, respectively, of OREO assets.  At December 31, 2015, OREO consists of a $1 million commercial lot, $889,000 in residential lots in various stages of development, a $796,000 commercial building, and $464,000 in condominiums and multi-family housing units.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2015, additions to OREO totaled $1.3 million which included a $796,000 commercial building and three multi-family housing units totaling $464,000. During 2015, the Company received approximately $2.7 million in proceeds from the sale of OREO which included $1.7 million from the sale of multi-family residential units, $982,000 from the sale of a commercial property, and $53,000 from the sale lots and land.  The Company recognized $284,000, $607,000, and $231,000 in gains and $0, $2,300, and $2,000 in losses on the sale of OREO properties in 2015, 2014, and 2013, respectively.
The Company also recognized $34,000, $38,000, and $59,000 in gains on sales previously deferred resulting in net gains of $315,000, $631,000, and $288,000 in 2015, 2014, and 2013, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $262,000 and $296,000 at December 31, 2015 and 2014, respectively.
The Company did not make any loans to facilitate the sale of OREO in 2015, 2014 or 2013.  Our underwriting policies and procedures for loans to facilitate the sale of other real estate owned are no different than our standard loan policies and procedures.
The Company recognized impairments of $361,000, $56,000 and $112,000 in 2015, 2014, and 2013, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage, Fairbanks, and Southeast real estate markets.
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

Prior to 2012, the Company first disaggregated the loan portfolio into the following segments: commercial, real estate construction, real estate term, and home equity lines and other consumer loans.  As of December 31, 2012, the Company increased the number of segments from four to eight: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.  The Company determined that further disaggregation of the loan segments is appropriate based on its assessment of risk pockets within the loan portfolio and to better align the loan segments with regulatory reporting requirements. There have been no changes to these loan segments in 2015.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes.  Prior to 2012, the Company had a total of eight classes, which were made up of its risk rating categories of excellent, good, satisfactory, watch, special mention, substandard, doubtful, and loss.  As of December 31, 2012, the Company adjusted its loan classes.  This change integrates a new loan risk grading system known as the Asset Quality Rating (“AQR”) system that the Company began utilizing in the first quarter of 2011.  The new risk ratings, which have been increased from eight risk ratings to ten AQR ratings, are discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report.  Additionally, the pass AQR grades, which are grades 1 – 6, have been combined into one loan class so there are now a total of five loan classes: pass, special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2015.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class.  In 2012, the Company increased the look-back period used in the calculation of average historical loss rates from four years to five years.  Management made this change because we believe that continuing to include the elevated loss experience from earlier year that occurred as a result of the economic downturn from that time is appropriate in light of continuing economic uncertainty. There have been no changes to the look-back period in 2015.

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

•
An unallocated reserve.  The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2015 and 2014, the unallocated allowance as a percentage of the total Allowance was 8% and 7%, respectively.

The following table shows the allocation of the Allowance for the years indicated:

	2015		2014		2013		2012		2011
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$5,906	34%	$5,643	33%	$5,779	39%	$6,308	39%	$6,783	39%
Real estate construction one-to-four family	854	5%	644	4%	557	4%	1,029	5%	468	3%
Real estate construction other	1,439	8%	1,653	10%	539	4%	326	3%	1,169	3%
Real estate term owner occupied	1,657	13%	1,580	12%	1,583	12%	1,441	11%	1,272	13%
Real estate term non-owner occupied	5,515	32%	4,704	31%	4,297	33%	4,065	33%	2,975	30%
Real estate term other	628	4%	656	4%	537	4%	539	5%	788	6%
Consumer secured by 1st deeds of trust	264	3%	285	3%	322	2%	344	2%	374	3%
Consumer other	397	3%	410	3%	390	2%	388	2%	418	3%
Unallocated	1,493	—%	1,148	—%	2,278	—%	1,968	—%	2,256	—%
Total	$18,153	100%	$16,723	100%	$16,282	100%	$16,408	100%	$16,503	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$16,723	$16,282	$16,408	$16,503	$14,406
Charge-offs:
Commercial	(616)	(319)	(1,018)	(496)	(1,225)
Real estate construction other	—	—	—	—	(133)
Real estate term owner occupied	—	—	—	(274)	—
Real estate term non-owner occupied	—	(160)	—	—	—
Real estate term other	(81)	—	—	(280)	(90)
Consumer secured by 1st deeds of trust	(28)	(59)	(14)	—	—
Consumer other	(101)	(87)	(164)	(122)	(71)
Total charge-offs	(826)	(625)	(1,196)	(1,172)	(1,519)
Recoveries:
Commercial	379	1,041	1,049	2,518	1,426
Real estate construction one-to-four family	—	625	77	48	1
Real estate construction other	—	—	79	—	90
Real estate term non-owner occupied	—	—	488	—	—
Real estate term other	107	—	—	50	54
Consumer secured by 1st deeds of trust	3	4	—	—	—
Consumer other	13	32	12	20	46
Total recoveries	502	1,702	1,705	2,636	1,617
Net, recoveries (charge-offs)	(324)	1,077	509	1,464	98
Provision (benefit) for loan losses	1,754	(636)	(635)	(1,559)	1,999
Balance at end of year	$18,153	$16,723	$16,282	$16,408	$16,503
Ratio of net charge-offs to average loans
outstanding during the period	0.03%	(0.12)%	(0.07)%	(0.21)%	(0.01)%

In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. The provision for loan losses in 2015 as compared to 2014 increased $2.4 million to $1.8 million compared to a benefit, or negative expense, of $636,000 in 2014. This increase is primarily due to net recoveries on loans in 2014 that led to a negative loan loss provision. Additionally, adversely classified loans increased to 3.2% of portfolio loans as of December 31, 2015, compared to 0.64% at December 31, 2014. The Company determined that an Allowance of $18.2 million, or 1.85% of portfolio loans, is appropriate as of December 31, 2015 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2014 as compared to 2013 was relatively flat despite an increase in net recoveries in 2014 due to an increase in loan volume that same year. The increase in the provision for loan losses in 2013 as compared to 2012 was due to decreases in net recoveries during the year, however, the total allowance for loan losses as a percentage of total portfolio loans decreased slightly in 2013 to 2.11% from 2.33% in 2012. The decrease in the provision for loan losses in 2012 as compared to 2011 is due primarily to increases in net recoveries during the year. The total allowance for loan losses as a percentage of total portfolio loans was 2.56% in 2011 which the Company determined was appropriate based on the analysis of the credit quality of the portfolio and economic conditions at that time.
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
Purchased receivable balances decreased at December 31, 2015 to $13.3 million from $15.3 million at December 31, 2014, and year-to-date average purchased receivable balances were $13.4 million, $12.6 million, and $18.7 million in 2015, 2014, and 2013, respectively.   Yields on purchased receivables did not fluctuate significantly in 2015, 2014 and 2013, and accordingly, purchased receivable income fluctuated in these years with the changes in average balances. Purchased receivable income was $2.3 million, $2.1 million, and $2.8 million in 2015, 2014, and 2013, respectively. The Company currently expects that purchased receivable balances will increase in the future as NFS continues to expand its customer base.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2015	2014	2013
Balance at beginning of year	$289	$273	$323
Charge-offs	—	(793)	(150)
Recoveries	30	105	—
Net recoveries (charge-offs)	30	(688)	(150)
Change in reserve for purchased receivables	(138)	704	100
Balance at end of year	$181	$289	$273
Ratio of net charge-offs to average purchased receivables during the period(1)	(0.23)%	5.47%	0.80%
Deposits
Deposits are our primary source of funds.  Total deposits increased 5% to $1.2 billion at December 31, 2015 from $1.2 billion at December 31, 2014. Total deposits increased 18% to 1.2 billion at December 31, 2014 from $1.0 billion at December 31, 2013. On April 1, 2014, the Company acquired $151.4 million in deposits in connection with our acquisition of Alaska Pacific. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2015		2014		2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$184,671	0.03%	$169,467	0.04%	$139,963	0.04%
Money market accounts	233,052	0.17%	221,508	0.17%	183,620	0.18%
Savings accounts	226,061	0.21%	226,743	0.23%	199,655	0.24%
Certificates of deposit	145,132	0.69%	109,360	0.42%	90,507	0.40%
Total interest-bearing accounts	788,916	0.25%	727,078	0.20%	613,745	0.20%
Noninterest-bearing demand accounts	430,529		384,516		340,180
Total average deposits	$1,219,445		$1,111,594		$953,925

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2015, we had $136.7 million in certificates of deposit, of which $87.3 million, or 64%, are scheduled to mature in 2016. The Company’s certificates of deposit decreased to $136.7 million during 2015 as compared to $142.2 million at December 31, 2014.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2015, and 2014, was $84.2 million and $84.0 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2015:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$10,309	12%
Over 3 through 6 months	4,250	5%
Over 6 through 12 months	41,326	49%
Over 12 months	28,276	34%
Total	$84,161	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2015 and 2014, the Company had nothing in CDARS certificates of deposit.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2015, our maximum borrowing line from the FHLB was $524.8 million, approximately 35% of the Company’s assets, subject to the FHLB’s collateral requirements. The Company has an outstanding FHLB Community Investment Program advance of $2.1 million as of December 31, 2015 that was originated in 2013 and is included in borrowings. This advance was originated to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $81 million of loans as collateral to secure advances made through the discount window on December 31, 2015.  There were no discount window advances outstanding at December 31, 2015 or 2014.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were $31.4 million and $19.8 million, for December 31, 2015 and 2014, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2015 and 2014 was $23.7 million and $20.1 million, respectively, and the maximum outstanding at any month-end was $34.7 million and $22.4 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.
The Company, through RML, had borrowings of $24.1 million at December 31, 2014 and did not have any other short-term borrowings at December 31, 2015.  The $24.1 million is a line of credit used by RML to fund mortgage originations that matures in August 10, 2016. There were no short-term (original maturity of one year or less) borrowings for which the average balance outstanding during 2015, 2014 and 2013 exceeded 30% of shareholders’ equity at December 31, 2015, December 31, 2014, and December 31, 2013.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $224.9 million and $217.4 million at December 31, 2015 and 2014, respectively.

Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advance noted above as of December 31, 2015. The Company purchased its main office facility for $12.9 million on July 1, 2008.  In this transaction, the Company, through NBL, assumed an existing loan secured by the building in an amount of approximately $5.1 million.  This loan was paid off in its entirety in January, 2014.
Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2015:
Certificates of deposit	$87,312	$47,199	$1,887	$268	$136,666
Short-term borrowings	31,420	—	—	—	31,420
Long-term borrowings	46	98	106	1,870	2,120
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,575	4,211	3,597	12,222	22,605
Earn-out liability on RML purchase	2,183	2,937	1,504	—	6,624
Other long-term liabilities(1)	8,738	1,855	2,023	3,647	16,263
Capital commitments	606	—	—	—	606
Total	$132,880	$56,300	$9,117	$36,565	$234,862
December 31, 2014:
Certificates of deposit	$81,924	$58,658	$1,278	$352	$142,212
Short-term borrowings	43,983	—	—	—	43,983
Long-term borrowings	45	94	102	1,923	2,164
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,616	4,530	3,605	10,192	20,943
Other long-term liabilities	8,657	7,695	575	344	17,271
Capital commitments	2,894	—	—	—	2,894
Total	$140,119	$70,977	$5,560	$31,369	$248,025

(1) Includes principal payments related to employee benefit plans. If a benefit payment schedule is established, payments are recorded in the corresponding dates listed in the table above. Unscheduled payments for all remaining benefits are recorded "Over 5 Years". Additional information about employee benefit plans is provided in Note 17 of the Notes to the Consolidated Financial Statements in Item 8 below.

The table above does not include interest payments.

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $8.2 million that was originated on May 8, 2003, matures on May 15, 2033, and bears interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly.  Operating lease obligations are more fully described in Note 18 of the Company’s Consolidated Financial Statements attached to this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $2.5 million interest in WNC Institutional Tax Credit Fund 37 L.P. (“WNC”) in December 2012.  The investment in WNC is expected to be fully funded in 2017. The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado was 91% funded by the end of 2015 and is expected to be fully funded in 2029. The Company also purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV is expected to be 97% funded by the end of 2016 and fully funded in 2030.

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
As of December 31, 2015, we had commitments to extend credit of $222.4 million which were not reflected on our balance sheet.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
As of December 31, 2015 we had standby letters of credit of $6.4 million which were not reflected on our balance sheet.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.
Our total unfunded lending commitments at December 31, 2015, which includes commitments to extend credit and standby letters of credit, were $228.8 million.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $114,000 and $112,000 at December 31, 2015 and 2014, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Additional information regarding Off-Balance Sheet Arrangements is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that they will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2016. Beginning in 2016, a requirement to have a conservation buffer will start being phased in and this requirement could adversely affect the Bank's ability to pay dividends.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans and letters of credit at December 31, 2015, were $228.8 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2015, were $1.2 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $10.5 million, $20.5 million, and $18.6 million in 2015, 2014 and 2013 respectively.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  The primary reason that net cash provided by operating activities decreased in 2015 as compared to 2014 was that the Company had a net use of cash of $6.7 million in 2015 to fund originations of loans held for sale, while in 2014 the Company had net proceeds from sales of loans held for sale of $8.7 million. Net cash of $63.3 million, $48.7 million, and $108.0 million was used in investing activities in 2015, 2014, and 2013 as the Company invested available cash primarily in available for sale securities and portfolio loans.   Financing activities provided cash of $42.9 million, $11.1 million, and $33.6 million in 2015, 2014, and 2013, respectively. The increase in net cash provided by financing activities in 2015 as compared to 2014 was the primarily the result of increased deposit growth in 2015 compared to 2014.

The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2015, our current assets were $332.2 million and our funds available for borrowing under our existing lines of credit were $622.1 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.18 per common share for the first and second quarters and $0.19 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 25, 2016, the Board of Directors approved payment of a $0.19 per share dividend on March 18, 2016, to shareholders of record on March 11, 2016.  This dividend is consistent with the Company’s dividends that were declared and paid in 2015.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. The Company did not repurchase any of its shares in 2010 through 2015.  The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2015	$2.56	$2.31
2014	$2.54	$2.29
2013	$1.87	$1.67
2012	$1.97	$1.77
2011	$1.74	$1.56

On May 8, 2003, the Company’s newly formed subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of the trust preferred securities was $280,000 in 2015.  At December 31, 2015, the securities had an interest rate of 3.51%.
On December 16, 2005, the Company’s newly formed subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $169,000 in 2015.  At December 31, 2015, the securities had an interest rate of 1.88%.
Our shareholders’ equity at December 31, 2015, was $177.2 million, as compared to $164.4 million at December 31, 2014.  The Company earned net income of $17.8 million during 2015 and issued 22,951 shares through the exercise of stock options.  At December 31, 2015, the Company had approximately 6.9 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2015, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements in effect in 2015 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2016, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities. [PENDING: DWT: but not for leverage or common equity? Explain]

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2015
Common equity tier 1 capital	4.50%	6.50%	12.01%	12.21%
Total risk-based capital	8.00%	10.00%	14.60%	13.41%
Tier 1 risk-based capital	6.00%	8.00%	13.34%	12.16%
Leverage ratio	4.00%	5.00%	11.20%	10.18%

See Note 22 of the Consolidated Financial Statements for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Regulation and Supervision. These rules apply to the Bank but not to the Company. Under the rules of the FRB, a bank holding company such as the Company is defined to be well capitalized if its Tier 1 risk-based capital ratio is 6.0% or more and its total risk-based capital ratio is 10.0% or more.

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
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2015.  The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles.  The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2015
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$27,684	$—	$—	$27,684
Portfolio investments and FHLB Stock	80,676	204,644	8,512	293,832
Portfolio loans	549,990	400,863	30,936	981,789
Loans held for sale	50,553	—	—	50,553
Total interest-earning assets	$708,903	$605,507	$39,448	$1,353,858
Percent of total interest-earning assets	52.3%	44.7%	2.9%	99.9%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$209,291	$—	$—	$209,291
Money market accounts	236,675	—	—	236,675
Savings accounts	227,969	—	—	227,969
Certificates of deposit	68,016	67,482	1,168	136,666
Short-term borrowings	31,420	—	—	31,420
Long-term borrowings	81	378	1,661	2,120
Junior subordinated debentures	18,558	—	—	18,558
Total interest-bearing liabilities	$792,010	$67,860	$2,829	$862,699
Percent of total interest-bearing liabilities	91.9%	7.9%	0.3%	100.1%
Interest sensitivity gap	($83,107)	$537,647	$36,619	$491,159
Cumulative interest sensitivity gap	($83,107)	$454,540	$491,159
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(6.0)%	34.0%	36.0%

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
While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following table shows the estimated impact on net interest income at one and two year time horizons with instantaneous parallel rate shocks of down 50 basis points, up 100 basis points, up 200 basis points, up 300 basis points, and up 400 basis points. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

	1st Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 100 basis points	$428	0.75%
Up 200 basis points	1,178	2.07%
Up 300 basis points	1,851	3.25%
Up 400 basis points	2,509	4.40%
Down 50 basis points	(1,319)	(2.31)%

	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 100 basis points	$3,288	5.73%
Up 200 basis points	6,821	11.88%
Up 300 basis points	10,222	17.81%
Up 400 basis points	13,623	23.73%
Down 50 basis points	(2,937)	(5.12)%

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northrim BanCorp, Inc.

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ending December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northrim BanCorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon
March 11, 2016

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$30,989	$36,036
Interest bearing deposits in other banks	27,684	36,020

Investment securities available for sale	291,113	281,730
Investment securities held to maturity	903	2,201
Total portfolio investments	292,016	283,931

Investment in Federal Home Loan Bank stock	1,816	3,404

Loans held for sale	50,553	43,866
Loans	980,787	924,504
Allowance for loan losses	(18,153)	(16,723)
Net loans	962,634	907,781
Purchased receivables, net	13,326	15,254
OREO, net	3,053	4,607
Premises and equipment, net	40,217	35,643
Mortgage servicing rights	1,654	1,010
Goodwill	22,334	22,334
Other intangible assets, net	1,442	1,701
Other assets	51,774	57,762
Total assets	$1,499,492	$1,449,349
LIABILITIES
Deposits:
Demand	$430,191	$403,523
Interest-bearing demand	209,291	185,114
Savings	227,969	222,324
Money market	236,675	226,574
Certificates of deposit less than $100,000	52,505	58,249
Certificates of deposit $100,000 and greater	84,161	83,963
Total deposits	1,240,792	1,179,747
Securities sold under repurchase agreements	31,420	19,843
Borrowings	2,120	26,304
Junior subordinated debentures	18,558	18,558
Other liabilities	29,388	40,456
Total liabilities	1,322,278	1,284,908
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 18)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,877,140 and 6,854,189 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6,877	6,854
Additional paid-in capital	62,420	61,729
Retained earnings	108,150	95,493
Accumulated other comprehensive income (loss)	(412)	247
Total Northrim BanCorp, Inc. shareholders' equity	177,035	164,323
Noncontrolling interest	179	118
Total shareholders' equity	177,214	164,441
Total liabilities and shareholders' equity	$1,499,492	$1,449,349
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2015, 2014, and 2013

(In Thousands, Except Share and Per Share Data)	2015	2014	2013
Interest Income
Interest and fees on loans	$56,166	$51,015	$43,137
Interest on investment securities available for sale	3,393	3,042	2,603
Interest on investment securities held to maturity	68	91	111
Interest on deposits in other banks	153	198	223
Total Interest Income	59,780	54,346	46,074
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	2,871	2,053	2,040
Net Interest Income	56,909	52,293	44,034
Provision (benefit) for loan losses	1,754	(636)	(635)
Net Interest Income After Provision (Benefit) for Loan Losses	55,155	52,929	44,669
Other Operating Income
Mortgage banking income	29,613	2,386	—
Employee benefit plan income	3,651	3,497	2,341
Bankcard fees	2,671	2,229	2,009
Purchased receivable income	2,287	2,074	2,797
Service charges on deposit accounts	2,103	2,155	2,116
Gain on sale of securities	271	461	333
Gain on purchase of mortgage affiliate	—	3,001	—
Gain on sale of premises and equipment	—	1,115	—
Equity in earnings from RML	—	894	1,227
Other income	4,012	3,337	2,063
Total Other Operating Income	44,608	21,149	12,886
Other Operating Expense
Salaries and other personnel expense	43,931	27,758	23,796
Occupancy expense	6,332	4,360	3,464
Change in fair value of RML earn-out liability	4,094	—	—
Professional and outside services	2,980	1,437	1,268
Marketing expense	2,728	2,059	1,853
Equipment expense	1,687	1,465	1,239
Insurance expense	1,339	1,031	821
Software expense	1,262	1,275	1,066
Internet banking expense	909	900	778
Intangible asset amortization expense	258	289	228
OREO (income) expense, net rental income and gains on sale	190	(416)	(60)
Merger and acquisition expense	—	1,962	536
Reserve (benefit) for purchased receivables	(138)	704	100
Other operating expense	7,073	5,214	3,808
Total Other Operating Expense	72,645	48,038	38,897
Income Before Provision for Income Taxes	27,118	26,040	18,658
Provision for income taxes	8,784	8,173	6,246
Net Income	18,334	17,867	12,412
Less: Net income attributable to the noncontrolling interest	551	459	87
Net Income Attributable to Northrim BanCorp, Inc.	$17,783	$17,408	$12,325
Earnings Per Share, Basic	$2.59	$2.57	$1.89
Earnings Per Share, Diluted	$2.56	$2.54	$1.87
Weighted Average Shares Outstanding, Basic	6,859,209	6,761,328	6,518,772
Weighted Average Shares Outstanding, Diluted	6,948,474	6,852,267	6,609,950
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014, and 2013
2010

(In Thousands)	2015	2014	2013
Net income	$18,334	$17,867	$12,412
Other comprehensive loss, net of tax:
Securities available for sale:
Unrealized losses arising during the period	($795)	($237)	($1,204)
Reclassification of net gains included in net income (net of tax expense
$111, $190, and $137 in 2015, 2014, and 2013, respectively)	(160)	(271)	(196)
Income tax benefit related to unrealized losses	296	86	701
Other comprehensive income (loss), net of tax	(659)	(422)	(699)
Comprehensive income	17,675	17,445	11,713
Less: comprehensive income attributable to the noncontrolling interest	551	459	87
Comprehensive income attributable to Northrim BanCorp, Inc.	$17,124	$16,986	$11,626

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2015, 2014, and 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2013	6,512	$6,512	$53,638	$74,742	$1,368	$93	$136,353
Cash dividend declared	—	—	—	(4,212)	—	—	(4,212)
Stock-based compensation expense	—	—	506	—	—	—	506
Exercise of stock options	26	26	(155)	—	—	—	(129)
Excess tax benefits from share-based payment arrangements	—	—	100	—	—	—	100
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Other comprehensive loss, net of tax	—	—	—	—	(699)	—	(699)
Net income attributable to the noncontrolling interest	—	—	—	—	—	87	87
Net income attributable to Northrim BanCorp, Inc.	—	—	—	12,325	—	—	12,325
Balance at December 31, 2013	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock-based compensation expense	—	—	360	—	—	—	360
Exercise of stock options	26	26	28	—	—	—	54
Excess tax benefits from share-based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Other comprehensive loss, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,408	—	—	17,408
Balance at December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options	23	23	27	—	—	—	50
Excess tax benefits from share-based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Balance at December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013

(In Thousands)	2015	2014	2013
Operating Activities:
Net income	$18,334	$17,867	$12,412
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(271)	(461)	(333)
Gain on sale of premises and equipment	—	(1,115)	—
Gain on purchase of mortgage affiliate	—	(3,001)	—
Depreciation and amortization of premises and equipment	2,264	1,865	1,793
Amortization of software	179	180	180
Intangible asset amortization	258	289	228
Amortization of investment security premium, net of discount accretion	(202)	(187)	22
Deferred tax (benefit) liability	148	(1,311)	1,215
Stock-based compensation	608	360	506
Excess tax benefits from share-based payment arrangements	(56)	(96)	(100)
Deferral of loan fees and costs, net	61	530	590
Provision (benefit) for loan losses	1,754	(636)	(635)
Reserve (benefit) for purchased receivables	(138)	704	100
Purchases of loans held for sale	—	(132,013)	(156,521)
Proceeds from the sale of loans held for sale	747,128	203,404	156,925
Origination of loans held for sale	(753,815)	(62,652)	—
Gain on sale of other real estate owned	(315)	(631)	(288)
Impairment on other real estate owned	361	56	112
Equity in undistributed earnings from mortgage affiliate	—	(172)	200
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(247)	(644)	(111)
Proceeds from refund of prepaid FDIC premiums	—	—	3,405
Decrease in other assets	5,509	6,412	403
Decrease in other liabilities	(11,041)	(8,270)	(1,455)
Net Cash Provided by Operating Activities	10,519	20,478	18,648
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(210,308)	(264,943)	(140,856)
Proceeds from sales/calls/maturities of securities available for sale	200,343	237,425	95,199
Proceeds from calls/maturities of securities held to maturity	1,285	—	535
Purchases of domestic certificates of deposit	—	(3,500)	(13,500)
Proceeds from maturities of domestic certificates of deposit	3,500	13,500	13,500
Proceeds from redemption of FHLB stock	1,588	165	71
Decrease in purchased receivables, net	2,066	67	2,897
Increase in loans, net	(57,927)	(27,686)	(66,249)
Proceeds from sale of other real estate owned	2,733	2,402	2,623
Net cash received from Alaska Pacific acquisition	—	6,367	—
Cash paid for Residential Mortgage acquisition, net of cash received	—	(7,412)	—
Elliott Cove divestiture, net of cash received	219	—	—
Decrease in loan to Elliott Cove, net	—	239	—
Purchases of premises and equipment	(6,838)	(5,282)	(2,209)
Net Cash Used by Investing Activities	(63,339)	(48,658)	(107,989)
Financing Activities:
Increase in deposits	61,045	24,585	33,594
Increase (decrease) in securities sold under repurchase agreements	11,577	(1,300)	2,105
Increase (decrease) in borrowings	(24,184)	(7,032)	2,048
Distributions to noncontrolling interest	(490)	(508)	(13)
Proceeds from the issuance of common stock	50	54	—
Excess tax benefits from share-based payment arrangements	56	96	100
Cash dividends paid	(5,117)	(4,750)	(4,215)
Net Cash Provided by Financing Activities	42,937	11,145	33,619
Net Decrease in Cash and Cash Equivalents	(9,883)	(17,035)	(55,722)
Cash and Cash Equivalents at Beginning of Year	68,556	85,591	141,313
Cash and Cash Equivalents at End of Year	$58,673	$68,556	$85,591

Supplemental Information:
Income taxes paid	$5,674	$5,927	$3,552
Interest paid	$2,833	$2,087	$2,035
Transfer of loans to other real estate owned	$1,259	$1,137	$365
Cash dividends declared but not paid	$46	$49	$42
Acquisitions:
Assets acquired	$—	$235,069	$—
Liabilities assumed	$—	$197,338	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank ("the Bank"). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC (“RML”). Additionally, the Bank operates a factoring division in Bellevue, Washington.  Related companies include Northrim Benefits Group, LLC (“NBG”), Pacific Wealth Advisors, LLC (“PWA”), and Homestate Mortgage Company, LLC ("Homestate").
Method of Accounting:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, valuation of mortgage servicing rights, valuation of other real estate owned (“OREO”), valuation of the earn-out liability, and fair value disclosures.
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, NBG, and Northrim Investment Services Company (“NISC”).  Significant intercompany balances have been eliminated in consolidation.   As of December 31, 2015, the Company had two wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our "Consolidated Balance Sheets".
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
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with maturities of less than 90 days at acquisition.
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
Federal Home Loan Bank Stock: The Company’s investment in Federal Home Loan Bank of Des Moines (“FHLB”) stock is carried at par value because the shares can only be redeemed with the FHLB at par.  The Company is required to maintain a minimum level of investment in FHLB stock based on the Company’s total Bank assets and outstanding advances.  FHLB stock is carried at cost and is subject to recoverability testing at least annually.
Loans held for sale:  Loans held for sale are recorded at the lower of cost or fair value. Loans held for sale include residential mortgage loans that have been originated for sale in the secondary market. Related gains or losses on the sale of these loans are recognized in mortgage banking income.
Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees, and direct loan origination costs.  Loan balances are charged-off to the Allowance for Loan Losses when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance.  Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.
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
A loan is classified as a troubled debt restructuring ("TDR") when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months
Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using a method approximating the level-yield method over the life of the loan.
Acquired Loans: Loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either purchased credit impaired or purchased non-credit-impaired. Purchased credit impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.
Purchased credit impaired loans were individually evaluated for credit impairment at acquisition using expected future cash flows or the estimated value of underlying collateral. A purchased credit impaired loan will be removed from impaired loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and it will be removed from impaired loans at its carrying value. If an individual loan is removed, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in other income immediately as a gain and would not affect the effective yield used to recognize the accretable yield on purchased credit impaired loans.
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the purchased credit impaired loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. The purchased credit impaired loans are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a charge off will be recorded.
For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.
The Company has evaluated the credit quality of purchased non-credit-impaired loans and has determined that excluding these loans from the allowance for loan losses calculation is appropriate based on their stable credit quality since acquisition.
Allowance for Loan Losses:  The Allowance for Loan Losses (“the Allowance”) is management’s best estimate of probable losses inherent in its loan portfolio.  Accordingly, the methodology is based on historical loss experience by loan segment and class with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the Allowance for probable loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including levels of and trends related to past due and nonaccrual loans, net charge-offs or recoveries, and other factors. The Company has identified the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass (grades 1-6), special mention (grade 7), substandard (grade 8), doubtful (grade 9), and loss (grade 10).
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
Purchased Receivables:  The Bank purchases accounts receivable from its customers.  The purchased receivables are carried at cost.  Fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year.  The Company maintains a separate reserve for losses related to purchased receivable assets.  The determination of the adequacy of the reserve is based on periodic evaluations of purchased receivable assets including an assessment of historical losses and current economic conditions.  The reserve for purchased receivable assets is included in the balance of these accounts on a net basis on the consolidated balance sheets, with changes to the balance charged against noninterest expense.
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
Goodwill and Other Intangible Assets: Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective useful lives, and are also reviewed for impairment. Amortization of intangible assets is included in other operating expense in the Consolidated Statements of Income. The Company performs a goodwill impairment analysis at the segment level on an annual basis. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.
Low Income Housing Tax Credit Partnerships: The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company amortizes these investments in tax expense over the period during which tax credits are used.
Mortgage Servicing Rights: Mortgage servicing rights ("MSRs") are the rights to service mortgage loans for others. The Company measures MSRs at fair value and reports changes in fair value through earnings. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, MSRs are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
Earn-out liability: The Company recorded an earn-out liability as part of the cost of the acquisition of 76.5% of the equity interest in RML on December 1, 2014. The earn-out liability is an estimate that is contingent upon the adjusted earnings of RML. The Company measures the earn-out liability at fair value and reports changes in fair value through earnings.
Other Assets: Other assets include purchased software and prepaid expenses.  Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement.  Also included in other assets is the net deferred tax asset, bank owned life insurance, accrued interest receivable, taxes receivable, rate lock derivatives, and the Company’s equity method investments.
Derivatives: The Company considers all free-standing derivatives as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company's derivatives are designated as hedging instruments. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 19.
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
Advertising: Advertising, promotion and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.7 million, $2.1 million, and $1.9 million for each of the periods ending December 31, 2015, 2014, and 2013, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 21, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2014, or 2013. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2015 totaled 54,903.
Information used to calculate earnings per share was as follows:

(In Thousands)	2015	2014	2013
Net income attributable to Northrim BanCorp, Inc.	$17,783	$17,408	$12,325
Basic weighted average common shares outstanding	6,859	6,761	6,519
Dilutive effect of potential common shares from awards granted under equity incentive program	89	91	91
Total	6,948	6,852	6,610
Earnings per common share
Basic	$2.59	$2.57	$1.89
Dilutive	$2.56	$2.54	$1.87

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale after the tax effect and is presented in the consolidated statements of shareholders’ equity and comprehensive income.
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
At December 31, 2015 and 2014, the Company had $449.0 million and $432.6 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2015, 41% of the Company’s loan portfolio is attributable to 27 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $128.5 million at December 31, 2015.
Fair Value Measurements: The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). ASU 2014-01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 was effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company adopted ASU 2014-01 in its consolidated financial statements as of January 1, 2015. As a result, amortization expense related to the Company's investments in low income housing tax credit partnerships has been included in the line item entitled "Provision for income taxes" in the Consolidated Statements of Income for all periods presented. The new accounting methodology has been retrospectively applied to the prior periods presented, resulting in changes the line items entitled "Other operating income" and "Provision for income taxes".
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update affect the following areas: 1) the effect of related parties on the primary beneficiary determination, 2) evaluating fees paid to a decision maker or a service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary determination, and 4) certain investment funds. ASU 2015-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments to the Codification in ASU 2015-03 simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning on or after December 15, 2015, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments to the Codification in ASU 2016-01 make targeted improvements to GAAP. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and the Company should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 -    Business Combinations
Alaska Pacific
On April 1, 2014, the Company completed the acquisition of 100% of the outstanding shares of Alaska Pacific for a total purchase price of $13.9 million, which was comprised of the issuance of 290,212 shares of the Company’s common stock (at a volume weighted average closing price of $25.66 per share) and $6.4 million in cash. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the April 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The primary reason for the acquisition was to expand the Company's geographic footprint in Alaska.

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $170,000 and a core deposit intangible of $623,000, or 0.5% of core deposits. The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired in excess of the purchase price and is included in Other Income in the Consolidated Statements of Net Income in this Form 10-K. This acquisition resulted in a bargain purchase gain primarily due to the inclusion of certain adjustments to the purchase price for potential risks identified by the Company during the due diligence and price negotiation stages of the acquisition that were concluded in October of 2013. The Company has concluded that the potential risks identified at that time do not represent a liability to the Company and, accordingly, they have not been allocated any value in the application of the acquisition method of accounting. The bargain purchase gain increased from April 1, 2014 to December 31, 2014, due to an adjustment to the fair value of accrued liabilities acquired.

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
The acquisition of Alaska Pacific is not considered significant to the Company’s financial statements. The operations of Alaska Pacific are included in our operating results from April 1, 2014, and added revenue of $8.7 million, non-interest expense of $5.2 million, and net income of $3.5 million, before taxes, for the year ended December 31, 2015. Alaska Pacific’s results of operations prior to the acquisition are not included in our operating results. Additionally, merger-related costs of $1.5 million for the year ended December 31, 2014 were incurred and expensed in connection with the acquisition of Alaska Pacific and recognized within the merger and acquisition expense on the Consolidated Statements of Income.
The following table presents unaudited pro forma results of operations for the years ended December 31, 2014 as if the acquisition of Alaska Pacific had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	December 31, 2014
			Pro Forma		Pro Forma
	Company	Alaska Pacific[1]	Adjustments		Combined
Net interest and other income	$73,442	$2,095	($38)	[2]	$75,499
Net income attributable to Northrim BanCorp, Inc.	17,408	(1,282)	82	[3]	16,208
Earnings Per Share, Basic	$2.57				$2.37
Earnings Per Share, Diluted	$2.54				$2.34
Weighted Average Shares Outstanding, Basic	6,761,328				6,833,881
Weighted Average Shares Outstanding, Diluted	6,852,267				6,924,820
1 Alaska Pacific represents results from January 1 to March 31 for 2014.
2 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit.
3 Amount of amortization/accretion of the fair value adjustments on loans and certificates of deposit, bargain purchase gain, amortization of cored deposit intangible, and the change in the provision for income taxes.
Residential Mortgage
On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage"), in a cash transaction valued at $29.5 million. The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's 23.5% equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which is included in the Company's Consolidated Statement of Income in the line item entitled "Gain on purchase of mortgage affiliate". The Company utilized a market value approach to value its 23.5% equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $14.8 million and a trade name intangible of $950,000.
The former owners of RML (the "sellers") receive additional cash proceeds (the “earn-out payments”) based on the adjusted earnings of RML in all or a portion of the calendar years 2014, 2015, 2016, 2017, 2018 and 2019. The Company recorded a $7.3 million liability as of December 1, 2014 as part of its purchase accounting for future earn-out payments. Per the purchase agreement, the earn-out payments are calculated as follows:

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

For the year ended December 31, 2015, the Company recorded an adjustment to increase the contingent liability by $4.1 million. The increase in the contingent liability resulted from the excess of RML's pretax income from December 1, 2014 through the end of December 31, 2015 over and above estimates made at the close of the purchase of RML. The adjustment to the contingent liability for estimated future earn-out payments is recorded in the line item titled "Change in fair value, RML earn-out liability" in other operating expense on the Consolidated Statements of Income. The Company made its first earn-out payment to the sellers in the fourth quarter of 2015 for approximately $4.9 million. The total contingent liability as of December 31, 2015 is $6.6 million.

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
The acquisition of RML is not considered significant to the Company’s financial statements under Regulation S-X; however, the Company has determined that the acquisition resulted in a new reporting segment, Home Mortgage Lending.
The operations of RML are included in our operating results from December 1, 2014, and added revenue of $30.2 million, non-interest expense of $21.5 million, and net income of $8.7 million, before taxes, for the year ended December 31, 2015. RML’s results of operations prior to the December 1, 2014 acquisition are included in our operating results under the equity method. Additionally, merger-related costs of $507,000 for the year ended December 31, 2014 were incurred and expensed in connection with the acquisition of RML and recognized within the merger and acquisition expense on the Consolidated Statements of Income.

The following table presents unaudited pro forma results of operations for the year ended December 31, 2014 as if the acquisition of RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	December 31, 2014
				Pro Forma		Pro Forma
	Company	RML[1]		Adjustments		Combined
Net interest and other income	$73,442	$22,227	[2]	($1,176)	[3]	$94,493
Net income attributable to Northrim BanCorp, Inc.	17,408	4,000		2,250	[4]	23,658
Earnings Per Share, Basic	$2.57					$3.50
Earnings Per Share, Diluted	$2.54					$3.45
Weighted Average Shares Outstanding, Basic	6,761,328					6,761,328
Weighted Average Shares Outstanding, Diluted	6,852,267					6,852,267
1 RML represents results from January 1 to November 30 for 2014.
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
The following table presents unaudited combined pro forma results of operations for the year ended December 31, 2014 as if the acquisition of Alaska Pacific and RML had occurred on January 1, 2014. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2014.

(In Thousands, except earnings per share data)	December 31, 2014
		Alaska			Pro Forma		Pro Forma
	Company	Pacific[1]	RML[2]		Adjustments		Combined
Net interest and other income	$73,442	$2,095	$22,227	[3]	($1,214)	[4]	$96,550
Net income attributable to Northrim BanCorp, Inc.	17,408	(1,282)	4,000		2,332	[5]	22,458
Earnings Per Share, Basic	$2.57						$3.29
Earnings Per Share, Diluted	$2.54						$3.24
Weighted Average Shares Outstanding, Basic	6,761,328						6,833,881
Weighted Average Shares Outstanding, Diluted	6,852,267						6,924,820
1 Alaska Pacific represents results from January 1 to March 31.
2 RML represents results from January 1 to November 30.
3 2014 amount is comprised of net interest income and loan origination fees of $6.0 million and $16.2 million of other income.
4 Amount of amortization/ accretion of the fair value adjustments on loans and certificates of deposit for Alaska Pacific and amount of accretion of the fair value adjustments on loans and income recognized under the equity method prior to the December 2014 acquisition for RML.

NOTE 3 – Cash and Due from Banks
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2015, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.
As discussed in Note 1 of the Notes to Consolidated Financial Statements, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with maturities of less than 90 days at acquisition.  Accordingly, domestic certificates of deposit with maturities of greater than 90 days totaling zero and $3.5 million at December 31, 2015 and 2014, respectively, have been excluded from cash and cash equivalents in the Statement of Cash Flows.

NOTE 4 - Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2015	2014
Interest bearing deposits at Federal Reserve Bank	$27,275	$31,806
Interest bearing deposits at FHLB	108	420
Domestic certificates of deposit at other institutions	—	3,500
Other interest bearing deposits at other institutions	301	294
Total	$27,684	$36,020

NOTE 5 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$238,116	$150	$830	$237,436
Municipal securities	10,227	117	18	10,326
U.S. Agency mortgage-backed securities	818	1	10	809
Corporate bonds	39,049	57	88	39,018
Preferred stock	3,549	8	33	3,524
Total securities available for sale	$291,759	$333	$979	$291,113
Securities held to maturity
Municipal securities	$903	$56	$—	$959
Total securities held to maturity	$903	$56	$—	$959
December 31, 2014
Securities available for sale
U.S. Treasury and government sponsored entities	$226,624	$105	$539	$226,190
Municipal securities	11,843	285	4	12,124
U.S. Agency mortgage-backed securities	1,024	6	1	1,029
Corporate bonds	38,820	415	—	39,235
Preferred stock	2,999	153	—	3,152
Total securities available for sale	$281,310	$964	$544	$281,730
Securities held to maturity
Municipal securities	$2,201	$107	$—	$2,308
Total securities held to maturity	$2,201	$107	$—	$2,308

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$146,433	$829	$36	$1	$146,469	$830
Corporate Bonds	19,874	88			19,874	88
Municipal Securities	4,454	18	—	—	4,454	18
Mortgage-backed Securities	637	9	100	1	737	10
Preferred Stock	2,514	33	—	—	2,514	33
Total	$173,912	$977	$136	$2	$174,048	$979
2014:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$165,004	$539	$—	$—	$165,004	$539
Municipal Securities	567	4	—	—	567	4
Mortgage-backed Securities	117	1	—	—	117	1
Total	$165,688	$544	$—	$—	$165,688	$544

The unrealized losses on investments in government sponsored entities, corporate bonds, and municipal securities in both periods were caused by changes in interest rates.  At December 31, 2015 and 2014, there were thirty-nine and twenty-nine available-for-sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were six and zero securities with unrealized losses at December 31, 2015 and 2014, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2015 and 2014, $59.7 million and $54.1 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2015, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$14,995	$15,006	0.86%
1-5 years	$223,121	$222,430	1.12%
Total	$238,116	$237,436	1.10%
U.S. Agency mortgage-backed securities
1-5 years	$31	$30	1.99%
5-10 years	471	465	2.94%
Over 10 years	316	314	2.82%
Total	$818	$809	2.86%
Corporate bonds
Within 1 year	$5,339	$5,346	1.30%
1-5 years	33,710	33,672	1.10%
Total	$39,049	$39,018	1.13%
Preferred stock
Over 10 years	$3,549	$3,524	6.72%
Total	$3,549	$3,524	6.72%
Municipal securities
Within 1 year	$1,140	$1,144	1.91%
1-5 years	7,730	7,885	2.89%
5-10 years	2,260	2,256	4.19%
Total	$11,130	$11,285	3.05%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2015, 2014, and 2013, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2015
Available for sale securities	$20,522	$271	$—
2014
Available for sale securities	$24,102	$465	$4
2013
Available for sale securities	$23,514	$333	$—

A summary of interest income for the years ending December 31, 2015, 2014, and 2013 on available for sale investment securities is as follows:

(In Thousands)	2015	2014	2013
U.S. Treasury and government sponsored entities	$2,378	$1,769	$898
U.S. Agency mortgage-backed securities	25	25	1
Other	670	857	1,136
Total taxable interest income	$3,073	$2,651	$2,035
Municipal securities	$320	$391	$568
Total tax-exempt interest income	$320	$391	$568
Total	$3,393	$3,042	$2,603

NOTE 6 - Loans and Credit Quality
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
Loss – 10:  An asset classified "loss" is considered uncollectable and of such little value that its continuance on the books is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.  The loan has doubtful characteristics, but the loan will definitely not be repaid in full.  Debt service coverage clearly reflects the company's inability to service debt.  The borrower cannot generate sufficient cash flow to cover fixed charges.  All near-term and long-term trends concerning cash flow and earnings are negative.  The damage to the financial condition of the company cannot be reversed at this point in time.  Collateral and guarantees provide no support.
The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2015
AQR Pass	$313,689	$44,488	$74,931	$112,248	$313,710	$37,938	$26,015	$28,882	$951,901
AQR Special Mention	536	—	—	—	—	91	171	10	808
AQR Substandard	15,309	—	—	16,515	359	—	487	20	32,690
Subtotal	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Less: Unearned origination fees, net of origination costs									(4,612)
Total loans									$980,787
December 31, 2014
AQR Pass	$291,020	$34,651	$91,195	$103,049	$282,774	$36,705	$31,118	$31,399	$901,911
AQR Special Mention	11,618	—	—	5,817	2,095	39	396	47	20,012
AQR Substandard	3,905	191	—	606	1,747	150	486	47	7,132
Subtotal	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Less: Unearned origination fees, net of origination costs									(4,551)
Total loans									$924,504

At December 31, 2015, approximately 76% of the Company’s loans are secured by real estate and 3% are unsecured. Approximately 21% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

Nonaccrual Loans
Nonaccrual loans net of government guarantees totaled $2.1 million and $3.5 million December 31, 2015 and December 31, 2014, respectively. Interest income which would have been earned on nonaccrual loans for 2015, 2014, and 2013 amounted to $276,000, $218,000, and $188,000, respectively.  Additionally, the Company recognized interest income of $484,000, $350,000, and $250,000 in 2015, 2014, and 2013, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	December 31, 2015	December 31, 2014
Commercial	$3,013	$2,031
Real estate construction one-to-four family	—	191
Real estate term owner occupied	38	135
Real estate term non-owner occupied	359	1,746
Real estate term other	—	39
Consumer secured by 1st deeds of trust	256	485
Consumer other	20	47
Total nonaccrual loans	3,686	4,674
Government guarantees on nonperforming loans	(1,561)	(1,178)
Net nonaccrual loans	$2,125	$3,496

Past Due Loans
There were no past due loans greater than 90 days and still accruing interest at either December 31, 2015 or 2014.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
December 31, 2015
AQR Pass	$601	$—	$—	$—	$601	$951,300	$951,901
AQR Special Mention	312	—	—	—	312	496	808
AQR Substandard	216	21	—	3,686	3,923	28,767	32,690
Subtotal	$1,129	$21	$—	$3,686	$4,836	$980,563	$985,399
Less: Unearned origination fees, net of origination costs							(4,612)
Total							$980,787
December 31, 2014
AQR Pass	$696	$545	$—	$—	$1,241	$900,670	$901,911
AQR Special Mention	—	—	—	—	—	20,012	20,012
AQR Substandard	40	—	—	4,674	4,714	2,418	7,132
Subtotal	$736	$545	$—	$4,674	$5,955	$923,100	$929,055
Less: Unearned origination fees, net of origination costs							(4,551)
Total							$924,504

Impaired Loans

At December 31, 2015 and 2014, the recorded investment in loans that are considered to be impaired was $34.6 million and $11.3 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2015 and 2014:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	14,030	14,443	—
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Subtotal	$33,579	$33,992	$—

With an allowance recorded
Commercial - AQR substandard	$1,061	$1,061	$344
Subtotal	$1,061	$1,061	$344

Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	15,091	15,504	344
Real estate term owner-occupied - AQR pass	753	753	—
Real estate term owner-occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR special mention	472	472	—
Total	$34,640	$35,053	$344

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded
Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,000	3,045	—
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Subtotal	$10,491	$10,549	$—

With an allowance recorded
Commercial - AQR substandard	$806	$806	$75
Subtotal	$806	$806	$75

Commercial - AQR special mention	$170	$170	$—
Commercial - AQR substandard	3,806	3,851	75
Real estate construction one-to-four family - AQR special mention	191	191	—
Real estate construction other - AQR pass	772	772	—
Real estate term owner-occupied - AQR pass	501	501	—
Real estate term owner occupied - AQR special mention	273	273	—
Real estate term owner-occupied - AQR substandard	558	558	—
Real estate term non-owner occupied - AQR pass	549	549	—
Real estate term non-owner occupied - AQR special mention	2,088	2,088	—
Real estate term non-owner occupied - AQR substandard	1,709	1,709	—
Real estate term other - AQR substandard	150	150	—
Consumer secured by 1st deeds of trust - AQR pass	82	82	—
Consumer secured by 1st deeds of trust - AQR special mention	448	461	—
Total	$11,297	$11,355	$75

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2015 and 2014, respectively:

Year Ended December 31,	2015		2014
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$97	$2
Commercial - AQR special mention	163	13	254	23
Commercial - AQR substandard	10,738	421	1,912	94
Real estate construction one-to-four family - AQR special mention	—	—	175	11
Real estate construction one-to-four family - AQR substandard	—	—	117	—
Real estate construction other - AQR pass	557	72	196	30
Real estate construction other - AQR special mention	—	—	605	101
Real estate construction other - AQR substandard	1,431	—	—	—
Real estate term owner occupied - AQR pass	696	63	507	50
Real estate term owner occupied - AQR special mention	67	5	299	20
Real estate term owner occupied - AQR substandard	6,941	355	1,018	60
Real estate term non-owner occupied - AQR pass	521	75	595	94
Real estate term non-owner occupied - AQR special mention	1,080	97	2,360	253
Real estate term non-owner occupied - AQR substandard	1,141	—	1,229	—
Real estate term other - AQR pass	179	13	—	—
Real estate term other - AQR special mention	68	6	—	—
Real estate term other - AQR substandard	74	7	152	14
Consumer secured by 1st deeds of trust - AQR pass	79	4	85	4
Consumer secured by 1st deeds of trust - AQR substandard	514	9	326	—
Consumer other - AQR substandard	—	—	29	—
Subtotal	$24,249	$1,140	$9,956	$756

With an allowance recorded
Commercial - AQR special mention	$—	$—	$46	$6
Commercial - AQR substandard	1,668	—	356	—
Real estate term other - AQR substandard	70	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	175	—
Consumer other - AQR substandard	10	—	—	—
Subtotal	$1,748	$—	$577	$6

Total
Commercial - AQR pass	$—	$—	$97	$2
Commercial - AQR special mention	163	13	300	29
Commercial - AQR substandard	12,406	421	2,268	94
Real estate construction one-to-four family - AQR special mention	—	—	175	11
Real estate construction one-to-four family - AQR substandard	—	—	117	—
Real estate construction other - AQR pass	557	72	196	30
Real estate construction other - AQR special mention	—	—	605	101
Real estate construction other - AQR substandard	1,431	—	—	—
Real estate term owner-occupied - AQR pass	696	63	507	50
Real estate term owner-occupied - AQR special mention	67	5	299	20
Real estate term owner-occupied - AQR substandard	6,941	355	1,018	60
Real estate term non-owner occupied - AQR pass	521	75	595	94
Real estate term non-owner occupied - AQR special mention	1,080	97	2,360	253
Real estate term non-owner occupied - AQR substandard	1,141	—	1,229	—
Real estate term other - AQR pass	179	13	—	—
Real estate term other - AQR special mention	68	6	—	—
Real estate term other - AQR substandard	144	7	152	14
Consumer secured by 1st deeds of trust - AQR pass	79	4	85	4
Consumer secured by 1st deeds of trust - AQR substandard	514	9	501	—
Consumer other - AQR substandard	10	—	29	—
Total Impaired Loans	$25,997	$1,140	$10,533	$762
The average recorded investment was $10.9 million, and interest income recognized on impaired loans was $461,000 for the year ended December 31, 2013.

Purchased Credit Impaired Loans
As described in Note 2 above, the Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2015 and 2014 were $1.6 million and $3.0 million, respectively.

Troubled Debt Restructurings
Loans classified as troubled debt restructurings (“TDR”) totaled $13.7 million and $7.7 million at December 31, 2015 and December 31, 2014, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
Rate Modification:  A modification in which the interest rate is changed.
Term Modification:  A modification in which the maturity date, timing of payments or frequency of payments is changed.
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
The following table presents December 31, 2015 balances of loans that were restructured during 2015:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$8,891	$1,287	$10,178
Subtotal	$8,891	$1,287	$10,178
Existing Troubled Debt Restructurings	2,914	648	3,562
Total	$11,805	$1,935	$13,740

(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	6	$—	$8,891	$—	$1,173	$10,064
Total	6	$—	$8,891	$—	$1,173	$10,064
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	6	$—	$8,891	$—	$1,287	$10,178
Total	6	$—	$8,891	$—	$1,287	$10,178

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2015.  There was a $304,000 charge-off on a loan that was later classified as a TDR in 2015 and were no charge offs on loans that were later classified as TDRs in 2014.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at December 31, 2015 or 2014.
There were no loans that were restructured during 2015, 2014, and 2013, respectively, that also subsequently defaulted within the first twelve months of restructure in those same periods.
At December 31, 2015 and 2014, there were no loans pledged as collateral to secure public deposits.
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2015	2014
Balance, beginning of the year	$2,262	$2,336
Loans made	—	—
Repayments	2,145	74
Balance, end of year	$117	$2,262

The Company’s amount of unfunded loan commitments to these directors or their related interests on December 31, 2015 and 2014, was $0, respectively.

NOTE 7 - Allowance for Loan Losses
The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(616)	—	—	—	—	(81)	(28)	(101)	—	(826)
Recoveries	379	—	—	—	—	107	3	13	—	502
Provision (benefit)	500	210	(214)	77	811	(54)	4	75	345	1,754
Balance, end of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Balance, end of period:
Individually evaluated
for impairment	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Balance, end of period:
Collectively evaluated
for impairment	$5,562	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$17,809
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(319)	—	—	(160)	—	—	(59)	(87)	—	(625)
Recoveries	1,041	625	—	—	—	—	4	32	—	1,702
Provision (benefit)	(858)	(538)	1,114	157	407	119	18	75	(1,130)	(636)
Balance, end of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Balance, end of period:
Individually evaluated
for impairment	$75	$—	$—	$—	$—	$—	$—	$—	$—	$75
Balance, end of period:
Collectively evaluated
for impairment	$5,568	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,648
2013
Balance, beginning of period	$6,308	$1,029	$326	$1,441	$4,065	$539	$344	$388	$1,968	$16,408
Charge-Offs	(1,018)	—	—	—	—	—	(14)	(164)	—	(1,196)
Recoveries	1,049	77	79	—	488	—	—	12	—	1,705
Provision (benefit)	(560)	(549)	134	142	(256)	(2)	(8)	154	310	(635)
Balance, end of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Balance, end of period:
Individually evaluated
for impairment	$—	$—	$—	$—	$—	$—	$11	$—	$—	$11
Balance, end of period:
Collectively evaluated
for impairment	$5,779	$557	$539	$1,583	$4,297	$537	$311	$390	$2,278	$16,271

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2015
Balance, end of period	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Balance, end of period:
Individually evaluated
for impairment	$15,248	$—	$—	$17,229	$825	$790	$548	$—	$34,640
Balance, end of period:
Collectively evaluated
for impairment	$314,286	$44,488	$74,931	$111,534	$313,244	$37,239	$26,125	$28,912	$950,759
December 31, 2014
Balance, end of period	$306,543	$34,842	$91,195	$109,472	$286,616	$36,894	$32,000	$31,493	$929,055
Balance, end of period:
Individually evaluated
for impairment	$3,976	$191	$772	$1,332	$4,346	$150	$530	$—	$11,297
Balance, end of period:
Collectively evaluated
for impairment	$302,567	$34,651	$90,423	$108,140	$282,270	$36,744	$31,470	$31,493	$917,758

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2015
Individually evaluated for impairment
AQR Substandard	$344	$344	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,290	5,543	854	1,439	1,657	5,515	624	261	397	—
AQR Special Mention	18	11	—	—	—	—	4	3	—	—
AQR Substandard	8	8	—	—	—	—	—	—	—	—
Unallocated	1,493	—	—	—	—	—	—	—	—	1,493
	$18,153	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493
December 31, 2014
Individually evaluated for impairment:
AQR Substandard	$75	$75	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	14,643	4,938	644	1,653	1,382	4,703	651	278	394	—
AQR Special Mention	832	621	—	—	198	—	5	7	1	—
AQR Substandard	25	9	—	—	—	1	—	—	15	—
Unallocated	1,148	—	—	—	—	—	—	—	—	1,148
	$16,723	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2015, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2015 or 2014, respectively, and there were no restructured purchased receivables in 2015, 2014, or 2013.
Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2015, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2015	2014
Purchased receivables	$13,507	$15,543
Reserve for purchased receivable losses	(181)	(289)
Total	$13,326	$15,254

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2015	2014
Balance at beginning of year	$289	$273
Charge-offs	—	(793)
Recoveries	30	105
Net recoveries (charge-offs)	30	(688)
Change in reserve for purchased receivables	(138)	704
Balance at end of year	$181	$289

The Company recorded one full charge-off and one partial charge-off totaling $793,000 in 2014. The Company recorded no charge-offs in 2015.

NOTE 9 - Other Real Estate Owned
At December 31, 2015 and 2014, the Company held $3.1 million and $4.6 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2015	2014	2013
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$224	$174	$142
Impairment on OREO	361	56	112
Rental income on OREO	(80)	(3)	(26)
Gains on sale of OREO	(315)	(643)	(288)
Total	$190	($416)	($60)
NOTE 10 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2015	2014
Land		$2,600	$2,600
Furniture and equipment	3-7 years	12,641	11,363
Tenant improvements	2-15 years	8,023	8,019
Buildings	39 years	39,233	33,830
Total Premises and Equipment		62,497	55,812
Accumulated depreciation and amortization		(22,280)	(20,169)
Total Premises and Equipment, Net		$40,217	$35,643

Depreciation expense and amortization of leasehold improvements was $2.3 million, $1.9 million, and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Related Party Transactions: The Company paid a related party $122,000 in January 2015, and $5.4 million, and $1.2 million for the years ending December 31, 2014, and 2013, respectively, for general contracting services related to several construction projects for the Bank.  The transactions which occurred in 2015, 2014, and 2013 between the Bank and the related party, were reviewed and discussed by the Governance and Nominating Committee of the Company’s Board, and were approved by the Company’s Board.

NOTE 11 - Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the year indicated:

(In thousands)	2015	2014

Balance, beginning of period	$1,010	$—
Acquired from Alaska Pacific Bank	—	1,170
Additions for new MSR capitalized	802	—
Changes in fair value:
Due to changes in model inputs of assumptions (1)	29	—
Other (2)	(187)	(160)
Carrying value, December 31	$1,654	$1,010

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014

Balance of loans serviced for others	$125,446	$96,390
MSR as a percentage of serviced loans	1.32%	1.05%

The Company recognized servicing fees of $261,000 and $203,000 during 2015 and 2014, respectively, as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2015 and 2014:

	2015	2014

Constant prepayment rate	10.54%	11.59%
Discount rate	9.10%	9.29%

At December 31, 2015 and 2014, the Company serviced $263.0 million and $228.6 million of commercial and mortgage loans, respectively, which had been sold to various investors without recourse. At December 31, 2015 and 2014, the Company held $1.4 million and $1.3 million, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

NOTE 12 - Goodwill and Intangible Assets
A summary of intangible assets and other assets is as follows:

(In Thousands)	2015	2014
Intangible assets:
Goodwill	$22,334	$22,334
Core deposit intangible	492	663
Trade name intangible	950	950
NBG customer relationships	—	88
Total	$23,776	$24,035

Goodwill and Other Intangible Assets: The Company recorded $1.1 million in intangible assets related to customer relationships purchased in the acquisition of an additional 40.1% of NBG in December 2005.  The Company amortized this intangible over its estimated life of ten years.  Accumulated amortization related to the NBG intangible asset was $1.1 million, $1.1 million, and $943,000 at December 31, 2015, 2014 and 2013, respectively. In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company is amortizing the CDI related to the Alaska First acquisition over its estimated useful life of ten years using an accelerated method.  Accumulated amortization related to the Alaska First CDI was $1.3 million, $1.1 million, and $983,000 at December 31, 2015, 2014 and 2013, respectively.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska Pacific CDI was $190,000 and $85,000 at December 31, 2015 and 2014, respectively. Lastly, on December 1, 2014 the Company recorded $14.8 million of goodwill and $950,000 of trade name intangible as part of the acquisition of RML. These assets have indefinite useful lives and are not amortized.
The Company performed its annual goodwill impairment testing at December 31, 2015 and 2014 in accordance with the policy described in Note 1 to the financial statements.  There was no indication of impairment in the first step of the impairment test at December 31, 2015, and accordingly the Company did not perform the second step. At December 31, 2014, the Company performed its annual impairment test using the qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing historical trends and budget-to-actual results of operations; the Company’s decreasing trends in, and current level of nonperforming assets; results of regulatory examinations; peer comparisons of net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the Company's trend of decreasing net interest margin, decreased income from our mortgage affiliate, economic uncertainty related to the recent decline in oil prices, and, while there has been a recovery in recent years, the general decline in stock prices for financial institutions as compared to pre-2008 stock prices. We believe that the positive inputs to the qualitative assessment noted above outweighed the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds the carrying value at December 31, 2014 and that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $258,000, $289,000, and $228,000 for the years ended December 31, 2015, 2014, and 2013, respectively.  Accumulated amortization for intangible assets was $6.7 million and $6.5 million at December 31, 2015 and 2014, respectively.
The future amortization expense required on these assets is as follows:

(In Thousands)
2016	$135
2017	100
2018	71
2019	59
2020	48
Thereafter	79
Total	$492

NOTE 13 - Other Assets

(In Thousands)	2015	2014
Other assets:
Investment in Low Income Housing Partnerships	$20,233	$22,862
Deferred taxes, net	9,939	10,087
Bank owned life insurance	5,887	7,375
Investment in equity method investments	4,573	4,767
Accrued interest receivable	3,620	3,373
Prepaid expenses	1,230	2,217
Taxes receivable	878	1,220
Rate lock derivative	1,514	841
Other assets	3,900	5,020
Total	$51,774	$57,762
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:

•	The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The table following shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $2.7 million, $1.3 million, and $969,000 in 2015, 2014, and 2013, respectively.  The Company expects to fund its remaining $9.1 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4 - MVV	May 2014	17	$8,518	($824)	$7,694
R4 - Coronado	March 2013	17	10,729	(9,722)	1,007
WNC	December 2012	16	2,500	(2,074)	426
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$30,747	($21,620)	$9,127

NOTE 14 - Deposits
Deposits: At December 31, 2015, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2016	$87,312
2017	39,535
2018	7,664
2019	987
2020	900
Thereafter	268
Total	$136,666

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had zero and $1 million in CDARS certificates of deposits at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the FHLB.  At December 31, 2015 and 2014, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2015 and 2014, the Company held $3.4 million and $5.4 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.

Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2015	2014	2013
Interest-bearing demand accounts	$63	$59	$54
Money market accounts	404	388	338
Savings accounts	470	511	485
Certificates of deposit $100,000 and greater	754	292	236
Certificates of deposit less than $100,000	248	169	128
Total	$1,939	$1,419	$1,241

NOTE 15 - Borrowings
The Company has a maximum line of credit with the FHLB approximating 35% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2015, the Company's available borrowing line is $189.5 million, representing approximately 13% of total assets. Additional advances of up to 35% of eligible assets, or $524.8 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has an outstanding FHLB CIP advance of $2.1 million and $2.2 million as of December 31, 2015 and 2014, respectively, that was originated on March 22, 2013 and is included in long term borrowings. This advance was originated to match fund a loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate; it has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower.
The Federal Reserve Bank is holding $81.0 million of loans as collateral to secure available borrowing lines through the discount window of $40.2 million at December 31, 2015.  There were no discount window advances outstanding at December 31, 2015 and 2014.  The Company paid less than $1,000 in 2015 and 2014 in interest on this agreement.
RML has a warehouse line of credit with a correspondent bank which is secured by eligible loans held for sale. The line of credit contains restrictive covenants on net worth requirements, debt-to-net worth ratios, distributions to members, transactions with affiliates, liquidity requirements, capital expenditures, and interest coverage. The outstanding balance of this line was zero and $24.1 million at December 31, 2015 and December 31, 2014, respectively. The loan matures on August 10, 2016 and has a floating interest rate of 2.625% over LIBOR with a floor of 2.875%. The loan had an interest rate of 3.063% and 2.875% at December 31, 2015 and 2014, respectively.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $224.9 million and $217.4 million at December 31, 2015 and 2014, respectively.
Securities sold under agreements to repurchase were $31.4 million and $19.8 million, respectively, for December 31, 2015 and 2014.  The Company was paying an average rate of 0.10% and 0.08% on these agreements at December 31, 2015 and 2014, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2015 and 2014 was $23.7 million and $20.1 million, respectively, and the maximum outstanding at any month-end was $37.1 million and $22.4 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.

The future principal payments that are required on the Company’s borrowings as of December 31, 2015, are as follows:

(In Thousands)
2016	$31,466
2017	48
2018	50
2019	52
2020	54
Thereafter	1,870
Total	$33,540

The Company recognized interest expense of $469,000, $184,000, and $340,000 in 2015, 2014, and 2013, respectively. The average interest rates paid on long-term debt in the same periods was 2.52%, 3.51%, and 5.13%, respectively.

NOTE 16 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 3.51% at December 31, 2015.  The interest cost to the Company on these debentures was $289,000, $274,000, and $278,000 in 2015, 2014, and 2013, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.88% at December 31, 2015.  The interest cost to the Company on these debentures was $174,000, $163,000, and $167,000 in 2015, 2014, and 2013, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 - Employee Benefit Plans
Employees of Northrim Bank are eligible to participate in the Bank's 401(k) plan. Bank employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986. Bank employees may participate in the plan if they work more than 1,000 hours per year.  Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and Northrim Bank provides for a mandatory $0.25 match for each $1.00 contributed by an employee up to 6% of the employee’s salary.  Northrim Bank may increase the matching contribution at the discretion of the Board of Directors.  The plan also allows Northrim Bank to make a discretionary contribution on behalf of eligible employees based on their length of service to Northrim Bank.
To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement.  Northrim Bank expensed $759,000, $774,000, and $673,000, in 2015, 2014, and 2013, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

Employees of RML may participate in RML's 401(k) plan. Participation in the plan is available to RML employees who have completed three months of service with the Company and have attained the age of twenty and one-half years. RML expensed $172,000 in 2015 and $12,000 in December 2014 for 401(k) contributions and included this expense in salaries and other personal expenses in the Consolidated Statements of Income.
On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $228,000, $184,000, and $220,000, in 2015, 2014, and 2013, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2015 and 2014, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.5 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expense of $692,000 in 2015 and $87,000 in December 2014. RML's recorded obligation under the SERP amounted to $2.9 million and $4.4 million at December 31, 2015 and 2014, respectively, and was included in other liabilities.
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $99,000 in 2015, an increase of $140,000 in 2014, and a decrease in its liability of $99,000 in 2013.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2015 and 2014, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.4 million and $1.3 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $1.2 million, $1 million, and $858,000 for 2015, 2014, and 2013, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 18 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $2.8 million, $1.3 million, and $667,000 in 2015, 2014, and 2013, respectively.  The Company's required minimum rental payments on non-cancelable leases as of December 31, 2015, are as follows:

(In Thousands)
2016	$2,575
2017	2,181
2018	2,030
2019	2,008
2020	1,589
Thereafter	12,222
Total	$22,605

Rental income under leases was $447,000, $260,000 and $108,000 in 2015, 2014, and 2013, respectively.  The Company's future required minimum rental receipts on non-cancelable leases as of December 31, 2015, are as follows:

(In Thousands)
2016	$405
2017	408
2018	392
2019	399
2020	406
Thereafter	239
Total	$2,249
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
Earn-out on RML purchase: The Company purchased RML on December 1, 2014. Part of the purchase agreement contained an earn-out provision that requires the Company to make annual cash payments to the previous owners of RML over a five year period, provided that the annual adjusted earnings of RML achieves thresholds specified in the purchase agreement during that period. The Company recorded a $7.3 million contingent liability for this earn-out provision in conjunction with the purchase of RML. The Company recorded an additional liability in 2015 of $4.1 million and made payments to the previous owners of RML totaling approximately $4.9 million. The balance was $6.6 million and $7.3 million at December 31, 2015 and 2014, respectively. See Note 2 for a detailed discussion of the earn-out provision.
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

(In Thousands)	2015	2014
Off-balance sheet commitments:
Commitments to extend credit	$222,387	$219,349
Commitments to originate loans held for sale	$71,280	$39,567
Standby letters of credit	$6,399	$6,004
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
Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase four loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.
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
The Company has a reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets. The reserve was $114,000 and $112,000 as of December 31, 2015 and 2014, respectively.
Capital Expenditures and Commitments: At December 31, 2015, the Company has capital commitments of $606,000 related to the planned improvements to the Company’s corporate office building and remaining commitments related to a new branch that opened in 2015. The Company expects these capital expenditures to be incurred in 2016.

NOTE 19 - Derivatives
The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $216,000 and zero in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2015 and 2014, respectively.
The Company had interest rate swaps with an aggregate notional amount of $21.3 million and $23.6 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, the notional amount of interest rate swaps is made up of two swaps totaling $10.7 million variable to fixed rate swaps to commercial loan customers and two swaps totaling $10.7 million fixed to variable rate swaps with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the 2015 and 2014. Additionally, the Company recognized $180,000 in fee income related to interest rate swaps in 2013 and did not recognize any fee income related to interest rate swaps in 2015 and 2014. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2015 and 2014, RML had commitments to originate mortgage loans held for sale totaling $71.3 million and $39.6 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.
The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2015 and December 31, 2014:

(In thousands)	Asset Derivatives
		December 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$125	$78
Interest rate lock commitments	Other assets	1,514	841
Total		$1,639	$919

(In thousands)	Liability Derivatives
		December 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$216	$158
Total		$216	$158
The following table presents the gains of derivatives not designated as hedging instruments at December 31, 2015 and 2014:

(In thousands)	Income Statement Location	December 31, 2015	December 31, 2014

Interest rate contracts	Mortgage banking income	($422)	($306)
Interest rate lock commitments	Mortgage banking income	626	173
Total		$204	($133)
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements that include “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of December 31, 2015 and 2014:

December 31, 2015				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$125	$—	$125	$—	$—	$125

Liability Derivatives
Interest rate contracts	$216	$—	$216	$—	$216	$—

December 31, 2014				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$78	$—	$78	$—	$—	$78

Liability Derivatives
Interest rate contracts	$158	$—	$158	$—	$—	$158

NOTE 20 - Common Stock
Quarterly cash dividends were paid aggregating to $5.1 million, $4.8 million, and $4.2 million, or $0.74 per share, $0.70 per share, and $0.64 per share, in 2015, 2014, and 2013, respectively.  On February 25, 2016, the Board of Directors declared a $0.19 per share cash dividend payable on March 18, 2016, to shareholders of record on March 10, 2016.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2015, there are 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  No repurchases occurred during 2015 and 2014.

NOTE 21 - Stock-Based Compensation
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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2015, 2014, and 2013:

Stock Options:	2015	2014	2013
Grant date fair value	$7.01	$6.73	$5.59
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	2.17%	2.21%	2.30%
Dividend yield rate	2.64%	2.64%	2.90%
Price volatility	28.63%	28.93%	28.89%

The following table summarizes stock option activity during 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2015	179,990	$21.83
Granted	36,582	28.76
Forfeited	(602)	22.30
Exercised	(16,223)	22.80
Outstanding at December 31, 2015	199,747	$23.02	3.91

The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2015 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2015.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable for the years ended December 31, 2015, 2014, and 2013 was $794,000, $760,000, and $883,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014, and 2013 was $82,000, $224,000, and $92,000, respectively.
Proceeds from the exercise of stock options and vesting of restricted stock in 2015, 2014, and 2013 were $370,000, $897,000, and $165,000 respectively.  The Company withheld $358,000, $872,000, and $170,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2015, 2014, and 2013, respectively.
For the year ended December 31, 2015, 2014 and 2013, the Company recognized $96,000, $68,000, and $87,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  As of December 31, 2015 there was approximately $346,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average vesting period of 2.5 years.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

The following table summarizes restricted stock unit activity during 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2015	59,486	$24.03
Granted	21,437	28.76
Vested	(17,936)	20.35
Forfeited	—	—
Outstanding at December 31, 2015	62,987	$26.69	1.90

The total intrinsic value of restricted stock units vested for the years ended December 31, 2015, 2014, and 2013 was $510,000, $438,000, and $657,000, respectively.
For the year ended December 31, 2015, 2014 and 2013, the Company recognized $512,000, $292,000, and $419,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  As of December 31, 2015, there was approximately $1.2 million of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average vesting period of 2.2 years.

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
Federal banking agencies have established minimum amounts and ratios of common equity Tier 1 capital, total, and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Management believes, as of December 31, 2015, that the Company and the Bank met all capital adequacy requirements.
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
Under the Rules, beginning in 2015, both the Company and the Bank are required to meet more stringent minimum capital requirements. The Rules implemented a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. The Company and the Bank are each required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer is subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios in 2016 in excess of the FDIC’s “well-capitalized” classification.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2015 and 2014, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital (to risk-weighted assets)	$154,464	12.01%	$57,876	≥ 4.5%	$83,598	≥ 6.5%
Total Capital (to risk-weighted assets)	$187,761	14.60%	$102,883	≥ 8%	$128,603	≥ 10%
Tier I Capital (to risk-weighted assets)	$171,653	13.34%	$77,205	≥ 6%	$102,940	≥ 8%
Tier I Capital (to average assets)	$171,653	11.20%	$61,305	≥ 4%	$76,631	≥ 5%
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$175,256	14.31%	$97,977	≥ 8%	$122,471	≥ 10%
Tier I Capital (to risk-weighted assets)	$159,925	13.06%	$48,982	≥ 4%	$73,472	≥ 6%
Tier I Capital (to average assets)	$159,925	11.21%	$57,065	≥ 4%	$71,331	≥ 5%
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital (to risk-weighted assets)	$156,317	12.21%	$57,611	≥ 4.5%	$83,215	≥ 6.5%
Total Capital (to risk-weighted assets)	$171,662	13.41%	$102,408	≥ 8%	$128,010	≥ 10%
Tier I Capital (to risk-weighted assets)	$155,630	12.16%	$76,791	≥ 6%	$102,388	≥ 8%
Tier I Capital (to average assets)	$155,630	10.18%	$61,151	≥ 4%	$76,439	≥ 5%
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$162,125	13.30%	$97,519	≥ 8%	$121,898	≥ 10%
Tier I Capital (to risk-weighted assets)	$146,869	12.05%	$48,753	≥ 4%	$73,130	≥ 6%
Tier I Capital (to average assets)	$146,869	10.35%	$56,761	≥ 4%	$70,951	≥ 5%

NOTE 23 - Income Taxes
At December 31, 2015 and 2014, the Company had $878,000 and $1.2 million in total taxes receivable, respectively, included in other assets.  The Company realized $2.4 million, $1.3 million, and $955,000 in tax credits related to its investments in low income housing tax credit partnerships for 2015, 2014, and 2013 respectively.  Additionally, in 2014, the Company purchased and utilized $59,000 in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense(Benefit)	Total Expense
2015:
Federal	$4,752	$127	$4,879
State	1,200	21	1,221
Amortization of investment in low income housing tax credit partnerships	2,684	—	2,684
Total	$8,636	$148	$8,784
2014:
Federal	$6,589	($1,117)	$5,472
State	1,558	(194)	1,364
Amortization of investment in low income housing tax credit partnerships	1,337	—	1,337
Total	$9,484	($1,311)	$8,173
2013:
Federal	$3,227	$1,034	$4,261
State	835	181	1,016
Amortization of investment in low income housing tax credit partnerships	969	—	969
Total	$5,031	$1,215	$6,246

The actual expense for 2015, 2014, and 2013, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2015, 2014, and 2013) as follows:

(In Thousands)	2015	2014	2013
Computed “expected” income tax expense	$8,552	$8,646	$6,192
State income taxes, net	794	886	660
Non-deductible merger expenses	—	130	—
Tax-exempt interest on investment securities	(507)	(415)	(461)
Tax-exempt gain on purchase of mortgage affiliate	—	(1,050)	—
Amortization of investment in low income housing tax credit partnerships	2,684	1,337	969
Low income housing credits	(2,446)	(1,298)	(955)
Other	(293)	(63)	(159)
Total	$8,784	$8,173	$6,246

The components of the net deferred tax asset are as follows:

(In Thousands)	2015	2014	2013
Deferred Tax Asset:
Allowance for loan losses	$7,082	$5,900	$6,543
Loan fees, net of costs	1,896	1,871	1,653
Depreciation and amortization	(64)	(60)	446
Other real estate owned	46	50	174
Deferred compensation	2,005	1,691	1,665
Net operating loss carryforwards	73	589	—
Equity compensation	578	502	507
Loan discount	476	1,003	—
Fair market value adjustment on certificates of deposit	283	321	—
Other	1,380	1,636	1,122
Total Deferred Tax Asset	$13,755	$13,503	$12,110

Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	$235	($173)	($451)
Intangible amortization	(2,494)	(2,206)	(1,949)
Mortgage servicing rights	(415)	—	—
FHLB stock repurchase and dividends	(686)	(306)	(348)
Other	(456)	(731)	(586)
Total Deferred Tax Liability	($3,816)	($3,416)	($3,334)
Net Deferred Tax Asset	$9,939	$10,087	$8,776
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

The Company merger with Alaska Pacific on April 1, 2014 qualified as a tax-free reorganization under Internal Revenue Cost ("Code") Section 368(a)(1)(A). As such, the tax basis of all assets and liabilities that the Company acquired in the merger retain their original tax basis. The Company was not subject to this recapture in 2015 or 2014, as the tax bad debt reserves acquired from Alaska Pacific do not exceed the base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2015, includes accumulated earnings of approximately $1.8 million for which federal income tax had not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at the then-applicable rates. As a result of the acquisition of Alaska Pacific, the Company has federal and state net operating loss carryforwards of approximately $178,000 and $1.4 million at December 31, 2015 and 2014, respectively, which will begin to expire in 2034. The annual use of these net operating loss carryforwards is limited under the provisions of Section 382.

As of December 31, 2015, the Company had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  There were no amounts related to interest and penalties recognized for the years ended December 31, 2015, 2014, and 2013.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2015, 2014, 2013 and 2012.

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
Deposits: The fair value for deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities; the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Company's long-term relationships with depositors.

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
Derivative Instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	December 31, 2015		December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$58,673	$58,673	$72,056	$72,056
Investment securities	43,033	43,033	45,570	45,570

Level 2 inputs:
Investment securities	248,983	249,039	238,361	241,872
Investment in Federal Home Loan Bank Stock	1,816	1,816	3,404	3,404
Accrued interest receivable	3,620	3,620	3,373	3,373
Interest rate contracts	125	125	78	78

Level 3 inputs:
Loans and loans held for sale	1,031,340	1,033,551	968,370	974,366
Purchased receivables, net	13,326	13,326	15,254	15,254
Interest rate lock commitments	1,514	1,514	841	841
Mortgage servicing rights	1,654	1,654	1,010	1,010

Financial liabilities:
Level 2 inputs:
Deposits	$1,240,792	$1,240,223	$1,179,747	$1,180,136
Securities sold under repurchase agreements	31,420	31,420	19,843	19,843
Borrowings	2,120	2,101	26,304	26,485
Accrued interest payable	56	56	18	18
Interest rate contracts	216	216	158	158
Level 3 inputs:
Junior subordinated debentures	18,558	17,433	18,558	17,239

Unrecognized financial instruments:
Commitments to extend credit(1)	$222,387	$2,224	$219,349	$2,193
Standby letters of credit(1)	6,399	64	6,004	60
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$237,436	$35,008	$202,428	$—
Municipal securities	10,326	—	10,326	—
U.S. Agency mortgage-backed securities	809	—	809	—
Corporate bonds	39,018	4,501	34,517	—
Preferred stock	3,524	3,524	—	—
Total available for sale securities	$291,113	$43,033	$248,080	$—
Interest rate contracts	$125	$—	$125	$—
Interest rate lock commitments	1,514	—	—	1,514
Mortgage servicing rights	1,654	—	—	1,654
Total other assets	$3,293	$—	$125	$3,168
Liabilities:
Interest rate contracts	$216	$—	$216	$—
December 31, 2014
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$226,190	$15,545	$210,645	$—
Municipal securities	12,124	—	12,124	—
U.S. Agency mortgage-backed securities	1,029	—	1,029	—
Corporate bonds	39,235	26,873	12,362	—
Preferred stock	3,152	3,152	—	—
Total available for sale securities	$281,730	$45,570	$236,160	$—
Interest rate contracts	78	—	78	—
Interest rate lock commitments	841	—	—	841
Mortgage servicing rights	1,010	—	—	1,010
Total other assets	$1,929	$—	$78	$1,851
Liabilities:
Interest rate contracts	$158	$—	$158	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2015 and 2014:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
December 31, 2015
Interest rate lock commitments	$841	($2,270)	$20,886	($17,943)	$1,514	$1,514
Mortgage servicing rights	1,010	(158)	802	—	1,654	—
Total	$1,851	($2,428)	$21,688	($17,943)	$3,168	$1,514
December 31, 2014
Interest rate lock commitments	$—	($119)	$2,399	($1,439)	$841	$841
Mortgage servicing rights	—	(160)	1,170	—	1,010	—
Total	$—	($279)	$3,569	($1,439)	$1,851	$841

For 2015 and 2014, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
December 31, 2015
Loans measured for impairment	$1,061	$—	$—	$1,061	$269
Other real estate owned	830	—	—	830	361
Total	$1,891	$—	$—	$1,891	$630
December 31, 2014
Loans measured for impairment	$806	$—	$—	$806	$75
Other real estate owned	423	—	—	423	56
Total	$1,229	$—	$—	$1,229	$131

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of real estate; discounted cash flow	Discount rate	25% - 50%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	7% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	93.16%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.90% - 19.12%
		Discount rate	9.08% - 9.23%

NOTE 25 - Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2015, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties. Prior to December 1, 2014, Home Mortgage Lending income was limited to 23.5% equity interest in earnings from RML.
Net income by operating segment is presented in the tables below. Activity reported in the Home Mortgage Lending Segment in 2014 represents eleven months of net income from RML accounted for using the equity method of accounting and one month accounted for on a consolidated basis following the Company's acquisition of the remaining 76.5% equity interest in RML on December 1, 2014, making RML a wholly-owned consolidated subsidiary of the Company.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$57,729	$2,051	$59,780
Interest expense	1,796	1,075	2,871
Net interest income	55,933	976	56,909
Provision (benefit) for loan losses	1,754	—	1,754
Other operating income	14,995	29,613	44,608
Change in FV earn-out liability	4,094	—	4,094
Other operating expense	47,070	21,481	68,551
Income before provision for income taxes	18,010	9,108	27,118
Provision for income taxes	5,024	3,760	8,784
Net income	12,986	5,348	18,334
Less: net income attributable to the noncontrolling interest	551	—	551
Net income attributable to Northrim BanCorp, Inc.	$12,435	$5,348	$17,783

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$54,204	$142	$54,346
Interest expense	1,942	111	2,053
Net interest income	52,262	31	52,293
Provision (benefit) for loan losses	(636)	—	(636)
Other operating income	17,869	3,280	21,149
Other operating expense	46,165	1,873	48,038
Income before provision for income taxes	24,602	1,438	26,040
Provision for income taxes	7,582	591	8,173
Net income	17,020	847	17,867
Less: net income attributable to the noncontrolling interest	459	—	459
Net income attributable to Northrim BanCorp, Inc.	$16,561	$847	$17,408

Total assets	$1,390,852	$58,497	$1,449,349
Loans held for sale	$—	$43,866	$43,866

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2015	2014
(In Thousands)
Assets
Cash and cash equivalents	$10,258	$6,890
Investment securities available for sale	3,524	3,152
Investment in Northrim Bank	178,905	169,590
Investment in NISC	1,474	1,633
Investment in NCT1	248	248
Investment in NST2	310	310
Due from NISC	—	101
Other assets	1,184	1,268
Total Assets	$195,903	$183,192
Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	310	311
Total Liabilities	18,868	18,869
Shareholders' Equity
Common stock	6,877	6,854
Additional paid-in capital	62,420	61,729
Retained earnings	108,150	95,493
Accumulated other comprehensive income (loss)	(412)	247
Total Shareholders' Equity	177,035	164,323
Total Liabilities and Shareholders' Equity	$195,903	$183,192

Statements of Income for Years Ended:	2015	2014	2013
(In Thousands)
Income
Interest income	$116	$197	$208
Net income from Northrim Bank	18,865	19,358	13,645
Net income from NISC	140	167	37
Other income	175	30	170
Total Income	$19,296	$19,752	$14,060
Expense
Interest expense	463	451	459
Administrative and other expenses	2,191	3,243	2,387
Total Expense	2,654	3,694	2,846
Income Before Benefit from Income Taxes	16,642	16,058	11,214
Benefit from income taxes	(1,141)	(1,350)	(1,111)
Net Income	$17,783	$17,408	$12,325

Statements of Cash Flows for Years Ended:	2015	2014	2013
(In Thousands)
Operating Activities:
Net income	$17,783	$17,408	$12,325
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(19,005)	(19,525)	(13,683)
Stock-based compensation	608	360	506
Changes in other assets and liabilities	(298)	(241)	(60)
Net Cash Used from Operating Activities	(912)	(1,998)	(912)
Investing Activities:
Purchases of investment securities available for sale	(3,549)	—	525
Proceeds from sales/calls/maturities of securities available for sale	2,998	—	—
Net cash received from Alaska Pacific acquisition	—	6,367	—
Investment in Northrim Bank, NISC, NCT1 & NST2	9,842	(3,000)	5,874
Net Cash Provided by Investing Activities	9,291	3,367	6,399
Financing Activities:
Dividends paid to shareholders	(5,117)	(4,750)	(4,215)
Proceeds from issuance of common stock and excess tax benefits	106	150	100
Net Cash Used from Financing Activities	(5,011)	(4,600)	(4,115)
Net change in Cash and Cash Equivalents	3,368	(3,231)	1,372
Cash and Cash Equivalents at beginning of year	6,890	10,121	8,749
Cash and Cash Equivalents at end of year	$10,258	$6,890	$10,121

NOTE 27 - Quarterly Results of Operations (Unaudited)

2015 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$15,063	$15,388	$14,943	$14,386
Total interest expense	663	706	748	754
Net interest income	14,400	14,682	14,195	13,632
Provision for loan losses	376	676	376	326
Other operating income	10,104	12,407	11,563	10,535
Other operating expense	18,229	18,203	17,753	18,461
Income before provision for income taxes	5,899	8,210	7,629	5,380
Provision for income taxes	1,673	2,678	2,686	1,747
Net Income	4,226	5,532	4,943	3,633
Less: Net income attributable to the noncontrolling interest	120	197	162	72
Net income attributable to Northrim Bancorp, Inc.	$4,106	$5,335	$4,781	$3,561
Earnings per share, basic	$0.60	$0.78	$0.70	$0.52
Earnings per share, diluted	$0.59	$0.77	$0.69	$0.51

2014 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$14,566	$14,212	$13,895	$11,673
Total interest expense	642	487	484	440
Net interest income	13,924	13,725	13,411	11,233
Provision (benefit) for loan losses	500	—	(1,136)	—
Other operating income	9,376	4,934	4,106	2,734
Other operating expense	13,671	12,779	11,620	9,967
Income before provision for income taxes	9,129	5,880	7,033	4,000
Provision for income taxes	2,325	1,982	2,569	1,297
Net Income	6,804	3,898	4,464	2,703
Less: Net income attributable to the noncontrolling interest	130	191	95	45
Net income attributable to Northrim Bancorp, Inc.	$6,674	$3,707	$4,369	$2,658
Earnings per share, basic	$0.98	$0.54	$0.64	$0.41
Earnings per share, diluted	$0.97	$0.53	$0.63	$0.40

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our principal executive and financial officers supervised and participated in this evaluation.  Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports to the SEC.  The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Item 8.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is set forth under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting which is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is set forth under the heading “Interest of Management in Certain Transactions” and the information concerning director independence is set forth under the heading of “Information Regarding the Board of Directors and its Committees” each in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting and is incorporated into this report by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed By Independent Registered Public Accounting Firms During Fiscal Years 2015 and 2014” in the Company’s definitive proxy statement for the 2016 Annual Shareholders’ Meeting and is incorporated into this report by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
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
4.1      Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
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
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2016.)
10.05   Employment Agreement with Joseph M. Beedle dated January 1, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2016.)
10.06   Employment Agreement with Steven L. Hartung dated January 1, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2016.)
10.07   Employment Agreement with Latosha M. Frye dated January 1, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2016).

10.08
Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005 and January 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2015).

10.09
Supplemental Executive Retirement Deferred Compensation Plan originally effective as of February 1, 2002, amended effective as of January 1, 2005 and January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2015).

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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2015, was $166,615,094.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 11, 2016,  was 6,877,140.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 11, 2016.
Principal Executive Officer:

By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer

Joseph M. Beedle, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 11, 2016, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Beedle	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Mark G. Copeland	Joseph M. Schierhorn
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight

By	/s/ Joesph M. Beedle
Joseph M. Beedle
as Attorney-in-fact
February 25, 2016

Investor Information
Annual Meeting

Date:	Thursday, May 26, 2016
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
500 West Third Avenue
Anchorage, AK 99501

Stock Symbol
Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.
Auditor
Moss Adams LLP
Transfer Agent and Registrar
American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com
Legal Counsel
Davis Wright Tremaine LLP
Information Requests
Below are options for obtaining Northrim’s investor information:

•	Visit our home page, www.northrim.com, and click on the “About Northrim” and then "Investor Relations" for stock information and copies of earnings and dividend releases.

•	If you would like to have investor information mailed to you, please call our Corporate Secretary at (907) 562-0062.
Written requests should be mailed to the following address:
Corporate Secretary
Northrim Bank
P.O. Box 241489
Anchorage, Alaska 99524-1489

Telephone: (907) 562-0062
Fax: (907) 562-1758
Web site: http://www.northrim.com