Form 10-Q
period 2016-03-31
NORTHRIM BANCORP INC
filed 2016-05-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 9, 2016 was 6,877,140.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$23,361	$30,989
Interest bearing deposits in other banks	55,914	27,684

Investment securities available for sale	296,362	291,113
Investment securities held to maturity	902	903
Total portfolio investments	297,264	292,016

Investment in Federal Home Loan Bank stock	1,875	1,816

Loans held for sale	38,907	50,553

Loans	970,517	980,787
Allowance for loan losses	(18,183)	(18,153)
Net loans	952,334	962,634
Purchased receivables, net	11,707	13,326
Other real estate owned, net	2,702	3,053
Premises and equipment, net	40,348	40,217
Mortgage servicing rights	2,234	1,654
Goodwill	22,334	22,334
Other intangible assets, net	1,407	1,442
Other assets	49,812	51,774
Total assets	$1,500,199	$1,499,492
LIABILITIES
Deposits:
Demand	$442,842	$430,191
Interest-bearing demand	195,896	209,291
Savings	230,834	227,969
Money market	240,675	236,675
Certificates of deposit less than $100,000	51,890	52,505
Certificates of deposit $100,000 and greater	84,831	84,161
Total deposits	1,246,968	1,240,792
Securities sold under repurchase agreements	25,946	31,420
Borrowings	7,727	2,120
Junior subordinated debentures	18,558	18,558
Other liabilities	20,602	29,388
Total liabilities	1,319,801	1,322,278
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,877,140 and 6,877,140 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6,877	6,877
Additional paid-in capital	62,581	62,420
Retained earnings	110,209	108,150
Accumulated other comprehensive income (loss)	458	(412)
Total Northrim BanCorp shareholders' equity	180,125	177,035
Noncontrolling interest	273	179
Total shareholders' equity	180,398	177,214
Total liabilities and shareholders' equity	$1,500,199	$1,499,492
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2016	2015
Interest Income
Interest and fees on loans and loans held for sale	$13,778	$13,467
Interest on investment securities available for sale	980	885
Interest on investment securities held to maturity	13	23
Interest on deposits in other banks	47	11
Total Interest Income	14,818	14,386
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	644	754
Net Interest Income	14,174	13,632
Provision for loan losses	703	326
Net Interest Income After Provision for Loan Losses	13,471	13,306
Other Operating Income
Mortgage banking income	5,696	7,306
Employee benefit plan income	964	777
Bankcard fees	633	589
Purchased receivable income	534	589
Service charges on deposit accounts	499	490
Gain (loss) on sale of securities, net	(23)	114
Other income	802	670
Total Other Operating Income	9,105	10,535
Other Operating Expense
Salaries and other personnel expense	11,251	10,550
Occupancy expense	1,608	1,604
Data processing expense	1,084	1,096
Marketing expense	738	617
Professional and outside services	707	751
Insurance expense	315	324
Change in fair value, RML earn-out liability	130	1,502
Intangible asset amortization expense	35	73
OREO (income) expense, net rental income and gains on sale	(26)	297
Other operating expense	1,529	1,647
Total Other Operating Expense	17,371	18,461
Income Before Provision for Income Taxes	5,205	5,380
Provision for income taxes	1,699	1,747
Net Income	3,506	3,633
Less: Net income attributable to the noncontrolling interest	130	72
Net Income Attributable to Northrim BanCorp, Inc.	$3,376	$3,561
Earnings Per Share, Basic	$0.49	$0.52
Earnings Per Share, Diluted	$0.48	$0.51
Weighted Average Shares Outstanding, Basic	6,877,140	6,854,189
Weighted Average Shares Outstanding, Diluted	6,964,707	6,930,873
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net income	$3,506	$3,633
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains arising during the period	$1,326	$888
Reclassification of net (gains) losses included in net income (net of tax (benefit) expense of
($9) and $47 for the three months ended March 31, 2016 and 2015, respectively)	14	(67)
Income tax expense related to unrealized gains and losses	(470)	(321)
Other comprehensive income	870	500
Comprehensive income	4,376	4,133
Less: comprehensive income attributable to the noncontrolling interest	130	72
Comprehensive income attributable to Northrim BanCorp, Inc.	$4,246	$4,061

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2015	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options	23	23	27	—	—	—	50
Excess tax benefits from stock based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Twelve Months Ended December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214

Cash dividend declared	—	—	—	(1,317)	—	—	(1,317)
Stock-based compensation expense	—	—	161	—	—	—	161
Distributions to noncontrolling interest	—	—	—	—	—	(36)	(36)
Other comprehensive income, net of tax	—	—	—	—	870	—	870
Net income attributable to the noncontrolling interest	—	—	—	—	—	130	130
Net income attributable to Northrim BanCorp, Inc.	—	—	—	3,376	—	—	3,376
Three Months Ended March 31, 2016	6,877	$6,877	$62,581	$110,209	$458	$273	$180,398

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Operating Activities:
Net income	$3,506	$3,633
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Gain) loss on sale of securities, net	23	(114)
Depreciation and amortization of premises and equipment	585	562
Amortization of software	42	46
Intangible asset amortization	35	73
Amortization of investment security premium, net of discount accretion	7	(61)
Deferred tax liability	1,019	143
Stock-based compensation	161	118
Deferral of loan fees and costs, net	(361)	(89)
Provision for loan losses	703	326
Reserve for (recovery from) purchased receivables	(12)	(54)
Proceeds from the sale of loans held for sale	144,696	158,365
Origination of loans held for sale	(133,050)	(176,372)
Gain on sale of other real estate owned	(60)	—
Impairment on other real estate owned	—	268
Net changes in assets and liabilities:
Increase in accrued interest receivable	(260)	(411)
Decrease in other assets	101	2,643
Decrease in other liabilities	(8,795)	(9,882)
Net Cash Provided (Used) by Operating Activities	8,340	(20,806)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(16,993)	(16,792)
Purchases of FHLB stock	(60)	—
Proceeds from sales/calls/maturities of securities available for sale	13,064	44,701
Proceeds from redemption of FHLB stock	1	37
Decrease (increase) in purchased receivables, net	1,631	(24)
Decrease (increase) in loans, net	9,959	(36,254)
Proceeds from sale of other real estate owned	411	311
Purchases of premises and equipment	(716)	(1,368)
Net Cash Provided (Used) by Investing Activities	7,297	(9,389)
Financing Activities:
Increase in deposits	6,175	11,266
Decrease in securities sold under repurchase agreements	(5,474)	(2,023)
Increase (decrease) in borrowings	5,607	(3,735)
Distributions to noncontrolling interest	(36)	(63)
Cash dividends paid	(1,307)	(1,234)
Net Cash Provided by Financing Activities	4,965	4,211
Net Change in Cash and Cash Equivalents	20,602	(25,984)
Cash and Cash Equivalents at Beginning of Period	58,673	68,556
Cash and Cash Equivalents at End of Period	$79,275	$42,572

Supplemental Information:
Income taxes paid	$2	$786
Interest paid	$607	$720
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$55
Transfer of loans to other real estate owned	$—	$181
Cash dividends declared but not paid	$10	$11

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated events and transactions through May 9, 2016 for potential recognition or disclosure. Operating results for the interim period ended March 31, 2016, are not necessarily indicative of the results anticipated for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and the Company will apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and the amendments related to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and must be applied prospectively. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Option in Debt Instruments (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. ASU 2016-06 is effective for the Company's financial statements for annual and interim periods beginning on or after December 15, 2016, and interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-17 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

3. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with maturities of less than 90 days at acquisition.  Accordingly, domestic certificates of deposit with maturities of greater than 90 days totaling zero and $3.5 million at March 31, 2016 and 2015, respectively, have been excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows.
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

4. Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$239,893	$805	$29	$240,669
Municipal securities	10,016	94	18	10,092
U.S. Agency mortgage-backed securities	7	—	—	7
Corporate bonds	40,822	52	162	40,712
Preferred stock	4,921	18	57	4,882
Total securities available for sale	$295,659	$969	$266	$296,362
Securities held to maturity
Municipal securities	$902	$51	$—	$953
Total securities held to maturity	$902	$51	$—	$953
December 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$238,116	$150	$830	$237,436
Municipal securities	10,227	117	18	10,326
U.S. Agency mortgage-backed securities	818	1	10	809
Corporate bonds	39,049	57	88	39,018
Preferred stock	3,549	8	33	3,524
Total securities available for sale	$291,759	$333	$979	$291,113
Securities held to maturity
Municipal securities	$903	$56	$—	$959
Total securities held to maturity	$903	$56	$—	$959

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$23,463	$25	$523	$4	$23,986	$29
Corporate Bonds	19,051	162	—	—	19,051	162
Municipal Securities	2,694	18	—	—	2,694	18
Preferred Stock	1,492	57	—	—	1,492	57
Total	$46,700	$262	$523	$4	$47,223	$266

December 31, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$146,433	$829	$36	$1	$146,469	$830
Corporate Bonds	19,874	88	—	—	19,874	88
Municipal Securities	4,454	18	—	—	4,454	18
Mortgage-backed Securities	637	9	100	1	737	10
Preferred Stock	2,514	33	—	—	2,514	33
Total	$173,912	$977	$136	$2	$174,048	$979

The unrealized losses on investments in government sponsored entities, corporate bonds, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At March 31, 2016 and December 31, 2015, respectively, there were thirteen and thirty-nine available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were two and six securities as of March 31, 2016 and December 31, 2015 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2016 and December 31, 2015, $54.7 million and $59.7 million in securities were pledged for deposits and borrowings.

The amortized cost and fair values of debt securities at March 31, 2016, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$14,997	$15,020	0.85%
1-5 years	$224,896	$225,649	1.16%
Total	$239,893	$240,669	1.14%
U.S. Agency mortgage-backed securities
1-5 years	$7	$7	2.20%
Total	$7	$7	2.20%
Corporate bonds
Within 1 year	$7,103	$7,104	1.44%
1-5 years	33,719	33,608	1.39%
Total	$40,822	$40,712	1.40%
Preferred stock
Over 10 years	$4,921	$4,882	7.16%
Total	$4,921	$4,882	7.16%
Municipal securities
Within 1 year	$966	$966	0.45%
1-5 years	7,704	7,834	2.89%
5-10 years	2,248	2,245	4.19%
Total	$10,918	$11,045	2.94%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2016 and 2015, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2016
Available for sale securities	$771	$—	$23
2015
Available for sale securities	$1,621	$114	$—

A summary of interest income for the three months ending March 31, 2016 and 2015 on available for sale investment securities is as follows:

(In Thousands)	2016	2015
US Treasury and government sponsored entities	$679	$618
U.S. Agency mortgage-backed securities	4	7
Other	222	175
Total taxable interest income	$905	$800
Municipal securities	$75	$85
Total tax-exempt interest income	$75	$85
Total	$980	$885

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2016
AQR Pass	$308,922	$38,399	$81,872	$112,470	$303,650	$36,644	$24,365	$27,051	$933,373
AQR Special Mention	619	—	—	—	—	301	165	9	1,094
AQR Substandard	17,194	3,972	1,912	16,463	235	—	462	63	40,301
Subtotal	$326,735	$42,371	$83,784	$128,933	$303,885	$36,945	$24,992	$27,123	$974,768
Less: Unearned origination fees, net of origination costs									(4,251)
Total loans									$970,517
December 31, 2015
AQR Pass	$313,689	$44,488	$74,931	$112,248	$313,710	$37,938	$26,015	$28,882	$951,901
AQR Special Mention	536	—	—	—	—	91	171	10	808
AQR Substandard	15,309	—	—	16,515	359	—	487	20	32,690
Subtotal	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Less: Unearned origination fees, net of origination costs									(4,612)
Total loans									$980,787
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
Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $1.6 million and  $2.1 million at March 31, 2016 and December 31, 2015, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	March 31, 2016	December 31, 2015
Commercial	$2,660	$3,013
Real estate term owner occupied	36	38
Real estate term non-owner occupied	235	359
Consumer secured by 1st deeds of trust	250	256
Consumer other	15	20
Total nonaccrual loans	$3,196	$3,686
Government guarantees on nonaccrual loans	(1,561)	(1,561)
Net nonaccrual loans	$1,635	$2,125

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by AQR:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due	Current	Total
March 31, 2016
AQR Pass	$1,112	$—	$—	$—	$1,112	$932,261	$933,373
AQR Special Mention	128	—	—	—	128	966	1,094
AQR Substandard	2,802	—	47	3,196	6,045	34,256	40,301
Subtotal	$4,042	$—	$47	$3,196	$7,285	$967,483	$974,768
Less: Unearned origination fees, net of origination costs							(4,251)
Total							$970,517
December 31, 2015
AQR Pass	$601	$—	$—	$—	$601	$951,300	$951,901
AQR Special Mention	312	—	—	—	312	496	808
AQR Substandard	216	21	—	3,686	3,923	28,767	32,690
Subtotal	$1,129	$21	$—	$3,686	$4,836	$980,563	$985,399
Less: Unearned origination fees, net of origination costs							(4,612)
Total							$980,787

Impaired Loans: The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan’s collateral.  Nonperforming loans greater than $50,000 are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors.
At March 31, 2016 and December 31, 2015, the recorded investment in loans that are considered to be impaired was $42.1 million and $34.6 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$154	$154	$—
Commercial - AQR substandard	16,375	16,920	—
Real estate construction one-to-four family - AQR substandard	3,972	3,972	—
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner occupied- AQR pass	745	745	—
Real estate term owner occupied- AQR substandard	16,378	16,378	—
Real estate term non-owner occupied- AQR pass	466	466	—
Real estate term non-owner occupied- AQR substandard	229	229	—
Real estate term other - AQR pass	687	687	—
Real estate term other - AQR special mention	89	89	—
Consumer secured by 1st deeds of trust - AQR pass	75	75	—
Consumer secured by 1st deeds of trust - AQR substandard	462	462	—
Subtotal	$41,544	$42,089	$—

With an allowance recorded
Commercial - AQR substandard	$594	$594	$119
Subtotal	$594	$594	$119

Total
Commercial - AQR special mention	$154	$154	$—
Commercial - AQR substandard	16,969	17,514	119
Real estate construction one-to-four family - AQR substandard	3,972	3,972	—
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner-occupied - AQR pass	745	745	—
Real estate term owner-occupied - AQR substandard	16,378	16,378	—
Real estate term non-owner occupied - AQR pass	466	466	—
Real estate term non-owner occupied - AQR substandard	229	229	—
Real estate term other - AQR pass	687	687	—
Real estate term other - AQR special mention	89	89	—
Consumer secured by 1st deeds of trust - AQR pass	75	75	—
Consumer secured by 1st deeds of trust - AQR substandard	462	462	—
Total	$42,138	$42,683	$119

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	14,030	14,443	—
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Subtotal	$33,579	$33,992	$—

With an allowance recorded
Commercial - AQR substandard	$1,061	$1,061	$344
Subtotal	$1,061	$1,061	$344

Total
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	15,091	15,504	344
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Total	$34,640	$35,053	$344

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$155	$3	$168	$3
Commercial - AQR substandard	16,589	197	3,040	29
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	763	30
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner occupied- AQR pass	749	14	499	12
Real estate term owner occupied- AQR special mention	—	—	272	5
Real estate term owner occupied- AQR substandard	16,401	236	640	9
Real estate term non-owner occupied- AQR pass	470	19	546	19
Real estate term non-owner occupied- AQR special mention	—	—	2,175	44
Real estate term non-owner occupied- AQR substandard	237	—	2,371	—
Real estate term other - AQR pass	543	12	—	—
Real estate term other - AQR special mention	90	2	—	—
Real estate term other - AQR substandard	—	—	150	3
Consumer secured by 1st deeds of trust - AQR pass	76	1	81	1
Consumer secured by 1st deeds of trust - AQR substandard	467	3	677	—
Subtotal	$41,661	$487	$11,382	$155

With an allowance recorded
Commercial - AQR substandard	$594	$—	$2,245	$—
Real estate term other - AQR substandard	—	—	284	—
Subtotal	$594	$—	$2,529	$—

Total
Commercial - AQR special mention	$155	$3	$168	$3
Commercial - AQR substandard	17,183	197	5,285	29
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	763	30
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner-occupied - AQR pass	749	14	499	12
Real estate term owner-occupied - AQR special mention	—	—	272	5
Real estate term owner-occupied - AQR substandard	16,401	236	640	9
Real estate term non-owner occupied - AQR pass	470	19	546	19
Real estate term non-owner occupied - AQR special mention	—	—	2,175	44
Real estate term non-owner occupied - AQR substandard	237	—	2,371	—
Real estate term other - AQR pass	543	12	—	—
Real estate term other - AQR special mention	90	2	—	—
Real estate term other - AQR substandard	—	—	434	3
Consumer secured by 1st deeds of trust - AQR pass	76	1	81	1
Consumer secured by 1st deeds of trust - AQR substandard	467	3	677	—
Total Impaired Loans	$42,255	$487	$13,911	$155

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of March 31, 2016 is $1.4 million.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $13.3 million and  $13.7 million at March 31, 2016 and December 31, 2015, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The Company had no newly restructured loans during the three months ended March 31, 2016.
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the three months ended March 31, 2016 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at March 31, 2016 and December 31, 2015, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending March 31, 2016 and December 31, 2015, respectively.

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(733)	—	—	—	—	—	—	(1)	—	(734)
Recoveries	58	—	—	—	—	—	—	3	—	61
Provision (benefit)	518	(94)	182	82	(17)	10	—	(3)	25	703
Balance, end of period	$5,749	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,183
Balance, end of period:
Individually evaluated
for impairment	$119	$—	$—	$—	$—	$—	$—	$—	$—	$119
Balance, end of period:
Collectively evaluated
for impairment	$5,630	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,064
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(107)	—	—	—	—	(81)	—	—	—	(188)
Recoveries	67	—	—	—	—	17	—	2	—	86
Provision (benefit)	488	113	10	(10)	90	164	(11)	(10)	(508)	326
Balance, end of period	$6,091	$757	$1,663	$1,570	$4,794	$756	$274	$402	$640	$16,947
Balance, end of period:
Individually evaluated
for impairment	$361	$—	$—	$—	$—	$55	$—	$—	$—	$416
Balance, end of period:
Collectively evaluated
for impairment	$5,730	$757	$1,663	$1,570	$4,794	$701	$274	$402	$640	$16,531

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2016
Balance, end of period	$326,735	$42,371	$83,784	$128,933	$303,885	$36,945	$24,992	$27,123	$974,768
Balance, end of period:
Individually evaluated
for impairment	$17,123	$3,972	$1,912	$17,123	$695	$776	$537	$—	$42,138
Balance, end of period:
Collectively evaluated
for impairment	$309,612	$38,399	$81,872	$111,810	$303,190	$36,169	$24,455	$27,123	$932,630
December 31, 2015
Balance, end of period	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Balance, end of period:
Individually evaluated
for impairment	$15,248	$—	$—	$17,229	$825	$790	$548	$—	$34,640
Balance, end of period:
Collectively evaluated
for impairment	$314,286	$44,488	$74,931	$111,534	$313,244	$37,239	$26,125	$28,912	$950,759

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
March 31, 2016
Individually evaluated for impairment:
AQR Substandard	$119	$—	$—	$—	$—	$—	$—	$—	$—	$119
Collectively: evaluated for impairment:
AQR Pass	5,606	760	1,621	1,739	5,498	634	261	387	—	16,506
AQR Special Mention	15	—	—	—	—	4	3	—	—	22
AQR Substandard	9	—	—	—	—	—	—	9	—	18
Unallocated	—	—	—	—	—	—	—	—	1,518	1,518
	$5,749	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,183
December 31, 2015
Individually evaluated for impairment:
AQR Substandard	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Collectively: evaluated for impairment:
AQR Pass	5,543	854	1,439	1,657	5,515	624	261	397	—	16,290
AQR Special Mention	11	—	—	—	—	4	3	—	—	18
AQR Substandard	8	—	—	—	—	—	—	—	—	8
Unallocated	—	—	—	—	—	—	—	—	1,493	1,493
	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of March 31, 2016, the Company has one class of purchased receivables.  There were no purchased receivables past due at March 31, 2016 or December 31, 2015, respectively, and there were no restructured purchased receivables at March 31, 2016 or December 31, 2015.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2016, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2016	December 31, 2015
Purchased receivables	$11,876	$13,507
Reserve for purchased receivable losses	(169)	(181)
Total	$11,707	$13,326

The following table sets forth information regarding changes in the purchased receivable reserve for the three month periods ending March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$181	$289
Recoveries	—	30
Charge-offs net of recoveries	—	30
Reserve for (recovery from) purchased receivables	(12)	(54)
Balance at end of period	$169	$265

The Company did not record any charge-offs in the first three months of 2016 and 2015, respectively.

8.  Derivatives
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also requires that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $261,000 and $216,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of March 31, 2016 and December 31, 2015, respectively.
The Company had interest rate swaps with an aggregate notional amount of $20.7 million and $21.3 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the notional amount of interest rate swaps is made up of two swaps totaling $10.4 million, a variable to fixed rate swap to commercial loan customers and two swaps totaling $10.4 million fixed to variable rate swap with a counterparty. Changes in fair value from these four interest rate swaps offset each other in the first quarter of 2016. The Company did not recognize any fee income related to interest rate swaps in the three month periods ending

March 31, 2016 or 2015, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to brokers/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $83.8 million and $71.3 million at March 31, 2016 and December 31, 2015, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2016 and December 31, 2015:

(In Thousands)	Asset Derivatives
		March 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$306	$125
Interest rate lock commitments	Other assets	1,858	1,514
Total		$2,164	$1,639

(In Thousands)	Liability Derivatives
		March 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$673	$216
The following table presents the net gains of derivatives not designated as hedging instruments for the three month periods ending March 31, 2016 and 2015, respectively:

(In Thousands)	Income Statement Location	March 31, 2016	March 31, 2015
Interest rate contracts	Mortgage banking income	($692)	($418)
Interest rate lock commitments	Mortgage banking income	324	1,072
Total		($368)	$654
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of March 31, 2016 and December 31, 2015, respectively:

March 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$306	$—	$306	$—	$—	$306

Liability Derivatives
Interest rate contracts	$673	$—	$673	$—	$261	$412

December 31, 2015				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$125	$—	$125	$—	$—	$125

Liability Derivatives
Interest rate contracts	$216	$—	$216	$—	$216	$—
9.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2016 and 2015, the Company recognized $35,000 and $22,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
There were no exercises of stock options in the three months ended March 31, 2016 and 2015, respectively.
There were no stock options granted in the first quarters of 2016 and 2015, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2016 and 2015, the Company recognized $126,000 and $96,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.

There were no restricted stock units granted in the first quarters of 2016 and 2015, respectively.

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
Contingent liability, earn-out payments related to acquisition of RML: The contingent liability for estimated earn-out payments included as a portion of the purchase price for RML is recorded in the balance sheet at it estimated fair value, and fair value adjustments to the liability are reported in other operating expense. The fair value for this contingent liability is estimated based on management's assessment of expected pre-tax income at RML over the remaining earn out period. These cash flows are discounted to present value using the appropriate FHLB borrowing rate. Inputs to this assessment include the general economic conditions in our markets that impact mortgage loan originations, current and anticipated trends in local market demand for mortgage, including interest rates, and RML's estimated market share.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that the they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	March 31, 2016		December 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$79,275	$79,275	$58,673	$58,673
Investment securities	59,374	59,374	43,033	43,033

Level 2 inputs:
Investment securities	237,890	237,941	248,983	249,039
Investment in Federal Home Loan Bank stock	1,875	1,875	1,816	1,816
Accrued interest receivable	3,880	3,880	3,620	3,620
Interest rate contracts	306	306	125	125

Level 3 inputs:
Loans and loans held for sale	1,009,424	1,009,507	1,031,340	1,033,551
Purchased receivables, net	11,707	11,707	13,326	13,326
Interest rate lock commitments	1,858	1,858	1,514	1,514
Mortgage servicing rights	2,234	2,234	1,654	1,654

Financial liabilities:
Level 2 inputs:
Deposits	$1,246,968	$1,246,814	$1,240,792	$1,240,223
Securities sold under repurchase agreements	25,946	25,946	31,420	31,420
Borrowings	7,727	7,493	2,120	2,101
Accrued interest payable	93	93	56	56
Interest rate contracts	673	673	216	216
Level 3 inputs:
RML earn-out liability	6,775	6,775	6,624	6,624
Junior subordinated debentures	18,558	18,909	18,558	17,433

Unrecognized financial instruments:
Commitments to extend credit(1)	$223,854	$2,239	$222,387	$2,224
Standby letters of credit(1)	6,580	66	6,399	64
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$240,669	$35,264	$205,405	$—
Municipal securities	10,092	—	10,092	—
U.S. Agency mortgage-backed securities	7	—	7	—
Corporate bonds	40,712	19,228	21,484	—
Preferred stock	4,882	4,882	—	—
Total available for sale securities	$296,362	$59,374	$236,988	$—
Interest rate contracts	$306	$—	$306	$—
Interest rate lock commitments	1,858	—	—	1,858
Mortgage servicing rights	2,234	—	—	2,234
Total other assets	$4,398	$—	$306	$4,092
Liabilities:
Interest rate contracts	$673	$—	$673	$—
December 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$237,436	$35,008	$202,428	$—
Municipal securities	10,326	—	10,326	—
U.S. Agency mortgage-backed securities	809	—	809	—
Corporate bonds	39,018	4,501	34,517	—
Preferred stock	3,524	3,524	—	—
Total available for sale securities	$291,113	$43,033	$248,080	$—
Interest rate contracts	$125	$—	$125	$—
Interest rate lock commitments	1,514	—	—	1,514
Mortgage servicing rights	1,654	—	—	1,654
Total other assets	$3,293	$—	$125	$3,168
Liabilities:
Interest rate contracts	$216	$—	$216	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2016
Interest rate lock commitments	$1,514	$188	$4,961	($4,805)	$1,858	$1,858
Mortgage servicing rights	1,654	(112)	692	—	2,234	—
Total	$3,168	$76	$5,653	($4,805)	$4,092	$1,858
Three Months Ended March 31, 2015
Interest rate lock commitments	$841	$1,715	$5,185	($5,769)	$1,972	$1,972
Mortgage servicing rights	$1,010	($39)	$—	$—	$971	$—
Total	$1,851	$1,676	$5,185	($5,769)	$2,943	$1,972

As of and for the three months ending March 31, 2016 and 2015, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
March 31, 2016
Loans measured for impairment	$594	$—	$—	$594	($225)
Total	$594	$—	$—	$594	($225)
March 31, 2015
Loans measured for impairment	$2,725	$—	$—	$2,725	$340
Other real estate owned	649	—	—	649	268
Total	$3,374	$—	$—	$3,374	$608

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	100%
Interest rate lock commitment	External pricing model	Pull through rate	92.01%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	10.12% - 21.30%
		Discount rate	8.95% - 10.50%
RML earn-out liability	Discounted cash flow	Discount rate	0.55% - 6.88%
		Financial projections of mortgage operations	NA(1)

(1) Fair value of RML earn-out liability was calculated using estimated pre-tax net income per the merger agreement.

11.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2016, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,448	$370	$14,818
Interest expense	515	129	644
Net interest income	13,933	241	14,174
Provision for loan losses	703	—	703
Other operating income	3,409	5,696	9,105
Change in fair value, RML earn-out liability	130	—	130
Other operating expense	12,306	4,935	17,241
Income before provision for income taxes	4,203	1,002	5,205
Provision for income taxes	1,285	414	1,699
Net income	2,918	588	3,506
Less: net income attributable to the noncontrolling interest	130	—	130
Net income attributable to Northrim BanCorp, Inc.	$2,788	$588	$3,376

	Three Months Ended March 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$13,990	$396	$14,386
Interest expense	474	280	754
Net interest income	13,516	116	13,632
Provision for loan losses	326	—	326
Other operating income	3,229	7,306	10,535
Change in fair value, RML earn-out liability	1,502	—	1,502
Other operating expense	11,822	5,137	16,959
Income before provision for income taxes	3,095	2,285	5,380
Provision for income taxes	804	943	1,747
Net income	2,291	1,342	3,633
Less: net income attributable to the noncontrolling interest	72	—	72
Net income attributable to Northrim BanCorp, Inc.	$2,219	$1,342	$3,561

March 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,445,485	$54,714	$1,500,199
Loans held for sale	$—	$38,907	$38,907

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; four ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on form 10-K for the year ended December 31, 2015, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, the valuation of mortgage servicing rights, and the earn-out liability incurred in connection with our acquisition of Residential Mortgage Holding Company, LLC ("RML").  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2015. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.
Update on Economic Conditions
The significant drop in oil prices during 2015 has created some uncertainty in the Alaska economy, and the Alaska Department of Labor and Workforce Development has predicted that the State of Alaska will lose approximately 2,500 jobs by the end of 2016, primarily due to the drop in oil prices. Nevertheless, employment, population and real estate markets have remained relatively stable. While the oil industry and state and municipal government spending is expected to decrease, we expect that other economic sectors will experience moderate growth in the next several years, including military expansion, tourism and health care.
On April 4, 2016, the Air Force announced its final decision to send two squadrons of F-35A fighter aircraft to Eielson Air Force Base near Fairbanks, Alaska. This decision is expected to bring 54 new stealth strike fighters to Alaska, accompanied by an estimated 3,000 people connected to the F-35 program, including airmen and contractors. Deborah Lee James, Secretary of the Air Force, stated that Eielson Air Force Base has "the largest airspace in the Air Force", a "strategically important location with a world-class training environment" and easy access to the Joint Pacific Alaska Range Complex -- all of which, combined, "ensures realistic combat training". The new F-35As are scheduled to arrive in Fairbanks in 2020, and construction at the base should begin in fiscal year 2017. The Air Force estimated that homing two new F-35A squadrons at Eielson Air Force Base would boost the total base population to 7,751 by adding 2,765 people, including 1,076 active-duty military members, 487 civilian and contractor employees, and 1,202 military dependents. Currently, just short of 2,000 active-duty military personnel are stationed at the base. The Air Force estimates the construction will cost $453 million.

News from the North Slope of Alaska is less encouraging. Two oil drilling services firms announced lay-offs of a total of 113 employees in April. Beset by low oil prices and reduced income, the oil and gas industry shed about 1,000 jobs, or 7% of the industry’s workforce in 2015. Unemployment benefits for this sector are up sharply. The number of former industry workers receiving the benefits rose to 1,209 in February, up from 545 the year before, according to the Alaska Department of Labor and Workforce Development.

Highlights and Summary of Performance - First Quarter of 2016
Net income attributable to the Company in the first quarter of 2016 was $3.4 million, or $0.48 per diluted share, compared to $3.6 million, or $0.51 per diluted share, in the first quarter of 2015. Moderate loan and deposit growth, a stable net interest margin, and a profitable quarter for mortgage banking despite a decrease in refinance activity contributed to net income in the first quarter of 2016.

•
Total revenues, which include net interest income plus other operating income, decreased 4% to $23.3 million in the first quarter of 2016 from total revenues of $24.2 million in the first quarter a year ago, mainly as a result of a higher contribution from home mortgage lending operations in 2015 due to greater refinance activity.

•	Average portfolio loans increased 4% to $980.1 million for the first quarter of 2016 as compared to $946.1 million for the first quarter of 2015.

•	Net interest income increased 4% to $14.2 million in the first quarter of 2016, compared to $13.6 million in the quarter ended March 31, 2015.

•
Northrim paid a quarterly cash dividend of $0.19 per share in March of 2016, compared to the $0.18 per share dividend paid in March 2015. The dividend provides a yield of approximately 2.84% at current market share prices.

•
Tangible book value[1] increased to $22.78 per share at March 31, 2016 as compared to $22.31 per share at December 31, 2015. Tangible book value is a non-GAAP ratio that represents total shareholders’ equity less goodwill and intangible assets divided by the number of shares outstanding. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of book value per share consists of total shareholders’ equity divided by the number of shares outstanding, which was $26.23 at March 31, 2016, compared to $25.77 at December 31, 2015.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2016, of 13.66%, compared to 13.34% at December 31, 2015.

•
Tangible common equity to tangible assets[2] was 10.61% at March 31, 2016, compared to 10.40% December 31, 2015. Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited. The most comparable GAAP measure of equity to assets consists of total equity divided by total assets. Total equity to total assets was 12.02% at March 31, 2016 as compared to 11.82% at December 31, 2015.

1 Tangible book value is a non-GAAP measure defined as shareholders' equity, less intangible assets, divided by shares outstanding. The reconciliation of tangible book value per share to book value per share is shown in the table below:

(In thousands, except per share data)	March 31, 2016	December 31, 2015
Total shareholders' equity	$180,398	$177,214
Divided by common shares outstanding	6,877,140	6,877,140
Book value per share	$26.23	$25.77

(In thousands, except per share data)	March 31, 2016	December 31, 2015
Total shareholders' equity	$180,398	$177,214
Less: goodwill and intangible assets, net	23,741	23,776
	$156,657	$153,438
Divided by common shares outstanding	6,877,140	6,877,140
Tangible book value per share	$22.78	$22.31

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

(In Thousands)	March 31, 2016	December 31, 2015
Total shareholders' equity	$180,398	$177,214
Less: goodwill and other intangible assets, net	23,741	23,776
Tangible common shareholders' equity	$156,657	$153,438
Total assets	$1,500,199	$1,499,492
Less: goodwill and other intangible assets, net	23,741	23,776
Tangible assets	$1,476,458	$1,475,716
Tangible common equity to tangible assets ratio	10.61%	10.40%

The Company reported net income attributable to the Company and diluted earnings per share of $3.4 million and $0.48, respectively, for the first quarter of 2016 compared to net income and diluted earnings per share of $3.6 million and $0.51, respectively, for the first quarter of 2015. The decrease in net income for in the first quarter of 2016 as compared to the same period of 2015 was primarily the result of a decrease in mortgage banking income. This decrease was partially offset by decreased operating expenses primarily resulting from the decrease in expense recorded in connection with the change in fair value of our earn-out liability associated with the acquisition of RML. Additionally, the Company recorded a loan loss provision of $703,000 for the first three months of 2016 compared to a loan loss provision of $326,000 recorded in the same period of 2015.
The Company’s total assets were $1.5 billion at March 31, 2016 and December 31, 2015, respectively. Increases in investment securities available for sale and interest bearing deposits in other banks in the first quarter of 2016 were offset by decreases in cash and due from banks, loans, and loans held for sale during the same period. Net loans decreased to $952.3 million at March 31, 2016 as compared to $962.6 million at December 31, 2015, mainly due to a decrease commercial real estate loans in the first three months of 2016.
Credit Quality
Nonperforming assets: Nonperforming assets at March 31, 2016 decreased $794,000, or 15% to $4.4 million as compared to $5.2 million at December 31, 2015. Nonaccrual loans, net of government guarantees decreased $443,000 to $1.7 million and total other real estate owned ("OREO") decreased $351,000 to $2.7 million at March 31, 2016 as compared to $2.1 million and $3.1 million at December 31, 2015, respectively. Nonperforming purchased receivables were zero at March 31, 2016 and December 31, 2015, respectively.
The following table summarizes OREO activity for the three month periods ending March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance, beginning of the period	$3,053	$4,607
Transfers from loans	—	181
Proceeds from the sale of other real estate owned	(411)	(311)
Gain on sale of other real estate owned, net	60	—
Impairment on other real estate owned	—	(268)
Balance at end of period	$2,702	$4,209
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2016, management had identified potential problem loans of $37.0 million as compared to potential problem loans of $28.9 million at December 31, 2015. The increase in potential problem loans from December 31, 2015 to March 31, 2016 is primarily the result of one residential land development project and one commercial aviation business.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $11.6 million in loans classified as TDRs that were performing and $1.7 million in TDRs included in nonaccrual loans at March 31, 2016 for a total of approximately $13.3 million. At December 31, 2015 there were $11.8 million in loans classified as TDRs that were performing and $1.9 million in TDRs included in nonaccrual loans for a total of $13.7 million. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the first quarter of 2016 decreased $185,000, or 5%, to $3.4 million as compared to $3.6 million for the same period in 2015. The decrease in net income for the three month period ending March 31, 2016 as compared to the same period in 2015 was primarily due to a decrease in mortgage banking income due to lower refinance activity in the first quarter of 2016.
Net Interest Income  / Net Interest Margin
Net interest income for the first quarter of 2016 increased $542,000, or 4%, to $14.2 million as compared to $13.6 million for the first quarter in 2015. Net interest margin decreased 11 basis points to 4.23% in the first quarter of 2016 as compared to 4.34% in the first quarter of 2015. The increase in net interest income in the three-month period ending March 31, 2016 as compared to the same period in 2015 was primarily the result of increased average loan balances, partially offset by decreased yield on loans.
Average loans, the largest category of interest-earning assets, increased by $34.0 million, or 4% to $980.1 million in the three-month period ending March 31, 2016, as compared to the same period in 2015. Total interest income from loans increased $338,000 for the first quarter of 2016 as compared to the same period in 2015, mainly due to increased average balances. Average loan balances increased in the three month period ended March 31, 2016 compared to the same period in 2015 as a result of organic loan growth, particularly in commercial real estate.
Average loans held for sale decreased by $5.2 million, or 12% to $38.2 million in the three-month period ending March 31, 2016, as compared to the same period in 2015. Total interest income from loans held for sale decreased $27,000 for the first quarter of 2016 as compared to the same period in 2015, primarily as a result of the decrease in average balances. Average balances and net interest income for loans held for sale decreased in the first quarter primarily as a result of decreased refinance activity..
Average investments increased by $44.3 million, or 16% to $329.6 million in the three-month period ending March 31, 2016, as compared to the same period in 2015. The increase in average investments for the three-month period ending March 31, 2016 as compared to the same period in 2015 was mainly the result of purchases of long-term investments and increased interest bearing deposits in other banks funded by increased deposit balances.
Average interest-bearing liabilities increased $22.5 million, or 3%, to $856.7 million during the first quarter of 2016, as compared to $834.2 million for the same period in 2015. This increase was primarily the result of increased interest-bearing deposit balances which was partially offset by a decrease in borrowings. The average cost of interest-bearing liabilities decreased $110,000 or 15%, for the three-month period ending March 31, 2016, as compared to the same period in 2015, primarily due to decreased average balance for borrowings, as well as decreased average interest rates on deposits. Interest rates on deposits decreased mainly due to a change in the mix of the Company's deposits. Average certificates of deposits accounted for 11% and 13% while average non-interest-bearing demand deposits accounted for 35% and 33% of total average deposits for the first quarters of 2016 and 2015, respectively.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended March 31, 2016 and 2015:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent[3]
	2016	2015	$	%	2016	2015	$	%	2016	2015	Change
Loans[1,2]	$980,117	$946,074	$34,043	4%	$13,409	$13,071	$338	3%	5.55%	5.62%	(0.07)%
Loans held for sale	38,164	43,361	(5,197)	(12)%	369	396	(27)	(7)%	3.87%	3.70%	0.17%

Short-term investments[3]	38,024	14,580	23,444	161%	47	11	36	327%	0.49%	0.30%	0.19%
Long-term investments[4]	291,607	270,743	20,864	8%	993	908	85	9%	1.49%	1.47%	0.02%
Total investments	329,631	285,323	44,308	16%	1,040	919	121	13%	1.39%	1.43%	(0.04)%
Interest-earning assets	1,347,912	1,274,758	73,154	6%	14,818	14,386	432	3%	4.48%	4.62%	(0.14)%
Nonearning assets	141,282	154,433	(13,151)	(9)%
Total	$1,489,194	$1,429,191	$60,003	4%

Interest-bearing deposits	$805,823	$775,172	$30,651	4%	$471	$477	($6)	(1)%	0.23%	0.25%	(0.02)%
Borrowings	50,864	58,982	(8,118)	(14)%	173	277	(104)	(38)%	1.34%	1.83%	(0.49)%
Total interest-bearing liabilities	856,687	834,154	22,533	3%	644	754	(110)	(15)%	0.30%	0.36%	(0.06)%
Demand deposits and other noninterest
-bearing liabilities	454,111	428,112	25,999	6%
Equity	178,396	166,925	11,471	7%
Total	$1,489,194	$1,429,191	$60,003	4%
Net interest income					$14,174	$13,632	$542	4%
Net interest margin[5]									4.23%	4.34%	(0.11)%
Average loans to average interest-earning assets	72.71%	74.22%
Average loans to average total deposits	79.26%	81.45%
Average non-interest deposits to average total deposits	34.83%	33.26%
Average interest-earning assets to average interest-bearing liabilities	157.34%	152.82%
Average yield on interest-earning assets	1.05%	1.07%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $795,000 and $824,000 in the first quarter of 2016 and 2015, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $3.4 million and $4.6 million in the first quarter of 2016 and 2015 respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.
5The net interest margin on a tax equivalent basis was 4.29% and 4.39% in the first quarter of 2016 and 2015, respectively. Net interest margin on a tax equivalent basis is a non-GAAP measure. Although we believe this non-GAAP financial measure is frequently used by stakeholders in the evaluation of companies in the banking industry, there are limitations, it is not required to be uniformly applied, and it is not audited.

The following table is a reconciliation of tax-equivalent net interest margin to net interest margin for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net interest income	$14,174	$13,632
Divided by average interest-bearing assets	1,347,912	1,274,758
Net interest margin	4.23%	4.34%

(In Thousands)	2016	2015
Net interest income	$14,174	$13,632
Plus: reduction in tax expense related to
tax-exempt interest income	206	152
	$14,380	$13,784
Divided by average interest-bearing assets	1,347,912	1,274,758
Tax-equivalent net interest margin	4.29%	4.39%
The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2016 and 2015.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2016 vs. 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$759	($421)	$338
Loans held for sale	(192)	165	(27)
Short-term investments	26	10	36
Long-term investments	75	10	85
Total interest income	$668	($236)	$432

Interest Expense:
Interest-bearing deposits	$12	($18)	($6)
Borrowings	(33)	(71)	(104)
Total interest expense	($21)	($89)	($110)

Provision for Loan Losses
We recorded a provision for loan losses of $703,000 for the first quarter of 2016 compared to a provision for loan losses of $326,000 in the same period of 2015. The increase in the provision for loan losses in the first three months of 2016 as compared to the same period in 2015 is primarily the result of loan growth and an increase in adversely classified loans in 2016. The increase is mainly due to the Company's assessment of current economic conditions in our market. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending March 31, 2016, decreased $1.4 million, or 14%, to $9.1 million as compared to the same period in 2015. This decrease is primarily the result of a $1.6 million decrease in mortgage banking income due to lower refinance activity in the first quarter of 2016 as compared to the same period in 2015. This decrease was partially offset by an increase of $187,000 in employee benefit plan income during the current quarter.

Other Operating Expense
Other operating expense for the first quarter of 2016 decreased $1.1 million, or 6%, to $17.4 million as compared to the same period in 2015, mainly as a result of a $1.4 million decrease in expense related to the earn out liability attributable to the RML acquisition. Additionally, OREO expense net of rental income decreased $323,000 mainly due to decreased impairment expense and increased gains on sale on OREO properties. These decreases were partially offset by an increase of $701,000 in salaries and other personnel expense mostly attributable to increased medical claims costs and to an increase in average full time equivalent employees from 426 at March 31, 2015 to 434 at March 31, 2016, as well as the hiring of new employees at higher salary levels, and increases in salaries of existing employees.
Income Taxes
The provision for income taxes for the three -month period ending March 31, 2016 decreased $48,000 or 3%, respectively, as compared to the same period in 2015 primarily due to a decrease in pre-tax net income. The effective tax rate for the three-month periods ending March 31, 2016 and 2015 was 33% and 32%, respectively.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at March 31, 2016 increased $5.2 million, or 2%, to $297.3 million from $292.0 million at December 31, 2015. This increase was primarily due to purchases of available for sale securities, which were only partially offset by sales, maturities, and security calls. The Company invested proceeds from the net increase in deposits in the first three months of 2016 in available for sale securities.
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
Portfolio loans decreased by $10.3 million, or 1%, to $970.5 million at March 31, 2016 from $980.8 million at December 31, 2015, primarily the result of commercial real estate loan payoffs, including one $8 million payoff at the end of the first quarter of 2016, which were partially offset by increased commercial real estate construction loans in 2016. Residential housing construction loans remain consistent at approximately 4% of portfolio loans at March 31, 2016.

The following table details loan balances by loan type as of the dates indicated:

	March 31, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$326,735	33.7%	$329,534	33.6%
Real estate construction one-to-four family	42,371	4.4%	44,488	4.5%
Real estate construction other	83,784	8.6%	74,931	7.6%
Real estate term owner occupied	128,933	13.3%	128,763	13.1%
Real estate term non-owner occupied	303,885	31.3%	314,069	32.0%
Real estate term other	36,945	3.8%	38,029	3.9%
Consumer secured by 1st deeds of trust	24,992	2.6%	26,673	2.7%
Consumer other	27,123	2.8%	28,912	2.9%
Subtotal	$974,768		$985,399
Less: Unearned origination fee,
net of origination costs	(4,251)	(0.3)%	(4,612)	(0.6)%
Total loans	$970,517		$980,787

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of March 31, 2016 and December 31, 2015, 52% and 48% of net nonperforming loans, which totaled $1.7 million and $2.1 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the first quarter of 2016 was 0.07% as compared to 0.01% during the same period in 2015.
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
The unallocated portion of the Allowance as a percentage of the total Allowance was 8% at March 31, 2016 and December 31, 2015, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. There was no allowance related to acquired loans at March 31, 2016.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$18,153	$16,723
Charge-offs:
Commercial	733	107
Real estate term other	—	81
Consumer other	1	—
Total charge-offs	734	188
Recoveries:
Commercial	58	67
Real estate term other	—	17
Consumer other	3	2
Total recoveries	61	86
Net, charge-offs	673	102
Provision for loan losses	703	326
Balance at end of period	$18,183	$16,947
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits were relatively flat with a balance of $1.2 billion at March 31, 2016 and December 31, 2015, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2016		December 31, 2015
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$442,842	35%	$430,191	35%
Interest-bearing demand	195,896	16%	209,291	17%
Savings deposits	230,834	19%	227,969	18%
Money market deposits	240,675	19%	236,675	19%
Time deposits	136,721	11%	136,666	11%
Total deposits	$1,246,968		$1,240,792
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 89% of total deposits March 31, 2016 and December 31, 2015, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2016, the Company had $136.7 million in certificates of deposit as compared to certificates of deposit of $136.7 million at December 31, 2015. At March 31, 2016, $88.1 million, or 64%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $87.3 million, or 64%, of total certificates of deposit at December 31, 2015. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2016 and December 31, 2015, was $84.8 million and $84.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2016:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$5,742	7%
Over 3 through 6 months	30,089	35%
Over 6 through 12 months	20,536	24%
Over 12 months	28,464	34%
Total	$84,831	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2016 or December 31, 2015.
Borrowings
FHLB. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At March 31, 2016, our maximum borrowing line from the FHLB was $525.1 million, approximating 35% of eligible assets, subject to the FHLB's collateral requirements. The Company has an outstanding FHLB Community Investment Program advance of $2.1 million as of March 31, 2016 and December 31, 2015, respectively, that was originated in the first quarter of 2013 and is included in borrowings. This advance was originated to match fund a $2.2 million loan to one borrower for the construction of a low income housing project that qualifies for a long term fixed interest rate. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the construction loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $25.9 and $31.4, for March 31, 2016 and December 31, 2015, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending March 31, 2016 and 2015 was $27.2 and $17.9, respectively, and the maximum outstanding at any month-end was $28.2 and $18.3, respectively, during the same time periods. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% for the three months ended March 31, 2016 and 2015, respectively. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

The Company, through RML, had borrowings of $5.6 million at March 31, 2016 and did not have any other short-term borrowings at December 31, 2015, respectively. The $5.6 million is a line of credit used by RML to fund mortgage originations that matures on August 10, 2016. The approximate weighted average interest rate for RML borrowings was 3.09% for the three months ended March 31, 2016 as compared to 2.88% for the same period in 2015.
At March 31, 2016 and December 31, 2015, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $225.0 million and $224.9 million at March 31, 2016 and December 31, 2015, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of March 31, 2016 and December 31, 2015, respectively.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from Northrim Bank (the "Bank"). Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that they will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2016. Beginning in 2016, a requirement to have a conservation buffer will start being phased in and this requirement could adversely affect the Bank's ability to pay dividends.

The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2016 were $230.4 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2016 were $1.2 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $8.3 million for the first three months of 2016 primarily due to proceeds received in connection with net sales of loans held for sale. Net cash provided by investing activities was $7.3 million for the same period, primarily due to cash received from decreased net loans and proceeds from calls, sales, and maturities of available for sale securities. These proceeds were partially offset by purchases of investment securities available for sale. Net cash provided by financing activities was $5.0 million, primarily due to an increase in borrowings.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2016, our funds available for borrowing under our existing lines of credit were $617 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company did not issue any shares of its common stock in the first quarter of 2016 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2016, the Company had 6,877,140 shares of its common stock outstanding.
Capital Requirements and Ratios
The Company and its wholly-owned subsidiary, the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about the components of regulatory capital, risk weightings, and other factors. The regulatory agencies may establish higher minimum requirements if, for example, a bank or bank holding company has previously received special attention or has a high susceptibility to interest rate risk.
Effective January 1, 2015, both the Company and the Bank were required to meet more stringent minimum capital requirements standards, commonly referred to as “Basel III”. Effective January 1, 2016, the conservation buffer is beginning to be phased in.
The requirements address both risk-based capital and leverage capital. At March 31, 2016, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2016.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

March 31, 2016
Common equity tier 1 capital	4.50%	6.50%	12.28%	12.42%
Tier 1 risk-based capital	6.00%	8.00%	13.66%	12.39%
Total risk-based capital	8.00%	10.00%	14.92%	13.64%
Leverage ratio	4.00%	5.00%	11.87%	10.76%
December 31, 2015
Common equity tier 1 capital	4.50%	6.50%	12.01%	12.21%
Tier 1 risk-based capital	6.00%	8.00%	13.34%	12.16%
Total risk-based capital	8.00%	10.00%	14.60%	13.41%
Leverage ratio	4.00%	5.00%	11.20%	10.18%

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
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2016 and December 31, 2015, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $230.4 million and $228.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $114,000 at March 31, 2016 and December 31, 2015, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
At March 31, 2016 the Company has capital commitments of $63,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the second quarter of 2016.
There were no material changes outside of the ordinary course of business to any of our material contractual obligations during the first quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2016 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2016, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors have not materially changed as of March 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending March 31, 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Latosha M. Frye dated April 1, 2016
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
NORTHRIM BANCORP, INC.

May 9, 2016	By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)