Form 10-Q
period 2016-06-30
NORTHRIM BANCORP INC
filed 2016-08-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 8, 2016 was 6,882,482.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$30,095	$30,989
Interest bearing deposits in other banks	44,661	27,684

Investment securities available for sale, at fair value	290,601	291,113
Investment securities held to maturity, at amortized cost	901	903
Total portfolio investments	291,502	292,016

Investment in Federal Home Loan Bank stock	1,966	1,816

Loans held for sale	60,360	50,553

Loans	967,346	980,787
Allowance for loan losses	(18,385)	(18,153)
Net loans	948,961	962,634
Purchased receivables, net	13,596	13,326
Other real estate owned, net	2,558	3,053
Premises and equipment, net	38,671	40,217
Mortgage servicing rights, at fair value	2,602	1,654
Goodwill	22,334	22,334
Other intangible assets, net	1,372	1,442
Other assets	59,692	51,774
Total assets	$1,518,370	$1,499,492
LIABILITIES
Deposits:
Demand	$461,970	$430,191
Interest-bearing demand	183,885	209,291
Savings	231,246	227,969
Money market	241,334	236,675
Certificates of deposit less than $100,000	50,933	52,505
Certificates of deposit $100,000 and greater	86,320	84,161
Total deposits	1,255,688	1,240,792
Securities sold under repurchase agreements	26,049	31,420
Borrowings	4,362	2,120
Junior subordinated debentures	18,558	18,558
Other liabilities	29,748	29,388
Total liabilities	1,334,405	1,322,278
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,877,140 shares issued and outstanding at June 30, 2016 and December 31, 2015	6,877	6,877
Additional paid-in capital	62,797	62,420
Retained earnings	113,238	108,150
Accumulated other comprehensive income (loss)	742	(412)
Total Northrim BanCorp shareholders' equity	183,654	177,035
Noncontrolling interest	311	179
Total shareholders' equity	183,965	177,214
Total liabilities and shareholders' equity	$1,518,370	$1,499,492
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans and loans held for sale	$13,710	$14,135	$27,488	$27,602
Interest on investment securities available for sale	953	759	1,933	1,644
Interest on investment securities held to maturity	14	25	27	48
Interest on deposits in other banks	41	24	88	35
Total Interest Income	14,718	14,943	29,536	29,329
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	639	748	1,283	1,502
Net Interest Income	14,079	14,195	28,253	27,827
Provision for loan losses	200	376	903	702
Net Interest Income After Provision for Loan Losses	13,879	13,819	27,350	27,125
Other Operating Income
Mortgage banking income	8,510	7,859	14,206	15,165
Employee benefit plan income	936	931	1,900	1,708
Bankcard fees	675	669	1,308	1,258
Purchased receivable income	531	562	1,065	1,151
Service charges on deposit accounts	510	568	1,009	1,058
Gain (loss) on sale of securities, net	12	16	(11)	130
Other income	690	958	1,492	1,628
Total Other Operating Income	11,864	11,563	20,969	22,098
Other Operating Expense
Salaries and other personnel expense	12,011	11,125	23,262	21,675
Occupancy expense	1,697	1,594	3,305	3,198
Data processing expense	1,146	1,104	2,230	2,200
Professional and outside services	785	791	1,492	1,542
Change in fair value, RML earn-out liability	687	587	817	2,089
Marketing expense	615	642	1,353	1,259
Loss on sale of premises and equipment	358	7	358	7
Insurance expense	263	345	578	669
OREO (income) expense, net rental income and gains on sale	127	(121)	101	176
Intangible asset amortization expense	35	72	70	145
Other operating expense	1,645	1,607	3,174	3,254
Total Other Operating Expense	19,369	17,753	36,740	36,214
Income Before Provision for Income Taxes	6,374	7,629	11,579	13,009
Provision for income taxes	1,868	2,686	3,567	4,433
Net Income	4,506	4,943	8,012	8,576
Less: Net income attributable to the noncontrolling interest	156	162	286	234
Net Income Attributable to Northrim BanCorp, Inc.	$4,350	$4,781	$7,726	$8,342
Earnings Per Share, Basic	$0.63	$0.70	$1.12	$1.22
Earnings Per Share, Diluted	$0.63	$0.69	$1.11	$1.20
Weighted Average Shares Outstanding, Basic	6,877,140	6,854,338	6,877,140	6,854,264
Weighted Average Shares Outstanding, Diluted	6,968,891	6,941,671	6,966,905	6,938,879
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net income	$4,506	$4,943	$8,012	$8,576
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$466	($152)	$1,792	$736
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense of $5 and $7 for the second quarter of 2016 and 2015, respectively and ($5) and $53 for the six months ended June 30, 2016
and 2015, respectively)	(7)	(9)	6	(77)
Income tax expense (benefit) related to unrealized gains and losses	(174)	58	(644)	(263)
Other comprehensive income (loss), net of tax	285	(103)	1,154	396
Comprehensive income	4,791	4,840	9,166	8,972
Less: comprehensive income attributable to the noncontrolling interest	156	162	286	234
Comprehensive income attributable to Northrim BanCorp, Inc.	$4,635	$4,678	$8,880	$8,738

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2015	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options	23	23	27	—	—	—	50
Excess tax benefits from stock based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Twelve Months Ended December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214

Cash dividend declared	—	—	—	(2,638)	—	—	(2,638)
Stock-based compensation expense	—	—	377	—	—	—	377
Distributions to noncontrolling interest	—	—	—	—	—	(154)	(154)
Other comprehensive income, net of tax	—	—	—	—	1,154	—	1,154
Net income attributable to the noncontrolling interest	—	—	—	—	—	286	286
Net income attributable to Northrim BanCorp, Inc.	—	—	—	7,726	—	—	7,726
Six Months Ended June 30, 2016	6,877	$6,877	$62,797	$113,238	$742	$311	$183,965

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2016	2015
Operating Activities:
Net income	$8,012	$8,576
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss (gain) on sale of securities, net	11	(130)
Loss on sale of premises and equipment	358	7
Depreciation and amortization of premises and equipment	1,178	1,122
Amortization of software	84	90
Intangible asset amortization	70	145
Amortization of investment security premium, net of discount accretion	8	(119)
Deferred tax liability	448	(685)
Stock-based compensation	377	237
Excess tax benefits from share-based payment arrangements	—	1
Deferral of loan fees and costs, net	(292)	(92)
Provision for loan losses	903	702
Recovery from purchased receivables	(18)	(72)
Gain on sale of loans	(11,924)	(13,686)
Proceeds from the sale of loans held for sale	344,087	376,782
Origination of loans held for sale	(341,970)	(392,823)
Gain on sale of other real estate owned	(112)	(136)
Impairment on other real estate owned	130	268
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	62	(26)
(Increase) decrease in other assets	(3,302)	2,352
Decrease in other liabilities	(6,472)	(8,731)
Net Cash Provided by (Used in) Operating Activities	(8,362)	(26,218)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(31,985)	(59,196)
Purchases of FHLB stock	(151)	—
Proceeds from sales/calls/maturities of securities available for sale	34,283	115,917
Proceeds from maturities of domestic certificates of deposit	—	3,500
Proceeds from redemption of FHLB stock	1	1,587
(Increase) decrease in purchased receivables, net	(252)	1,278
Decrease (increase) in loans, net	13,063	(50,597)
Proceeds from sale of other real estate owned	477	1,971
Elliott Cove divestiture, net of cash received	—	219
Sales of premises and equipment	1,379	—
Purchases of premises and equipment	(1,369)	(3,428)
Net Cash Provided by Investing Activities	15,446	11,251
Financing Activities:
Increase in deposits	14,896	58,970
Decrease in securities sold under repurchase agreements	(5,371)	(1,948)
Increase (decrease) in borrowings	2,242	(3,995)
Distributions to noncontrolling interest	(154)	(75)
Cash dividends paid	(2,614)	(2,470)
Net Cash Provided by Financing Activities	8,999	50,482
Net Change in Cash and Cash Equivalents	16,083	35,515
Cash and Cash Equivalents at Beginning of Period	58,673	68,556
Cash and Cash Equivalents at End of Period	$74,756	$104,071

Supplemental Information:
Income taxes paid	$2,162	$4,011
Interest paid	$1,213	$1,556
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$6,809	$55
Transfer of loans to other real estate owned	$—	$337
Cash dividends declared but not paid	$24	$22

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated events and transactions through August 8, 2016 for potential recognition or disclosure. Operating results for the interim period ended June 30, 2016, are not necessarily indicative of the results anticipated for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) that is measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial position and results of operations.

3. Cash and Cash Equivalents
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$234,388	$1,055	$7	$235,436
Municipal securities	9,290	68	17	9,341
U.S. Agency mortgage-backed securities	6	—	—	6
Corporate bonds	40,838	83	36	40,885
Preferred stock	4,922	55	44	4,933
Total securities available for sale	$289,444	$1,261	$104	$290,601
Securities held to maturity
Municipal securities	$901	$44	$—	$945
Total securities held to maturity	$901	$44	$—	$945
December 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$238,116	$150	$830	$237,436
Municipal securities	10,227	117	18	10,326
U.S. Agency mortgage-backed securities	818	1	10	809
Corporate bonds	39,049	57	88	39,018
Preferred stock	3,549	8	33	3,524
Total securities available for sale	$291,759	$333	$979	$291,113
Securities held to maturity
Municipal securities	$903	$56	$—	$959
Total securities held to maturity	$903	$56	$—	$959

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$12,422	$3	$489	$4	$12,911	$7
Corporate Bonds	17,421	36	—	—	17,421	36
Municipal Securities	1,209	4	1,480	13	2,689	17
Preferred Stock	1,506	44	—	—	1,506	44
Total	$32,558	$87	$1,969	$17	$34,527	$104

December 31, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$146,433	$829	$36	$1	$146,469	$830
Corporate Bonds	19,874	88	—	—	19,874	88
Municipal Securities	4,454	18	—	—	4,454	18
Mortgage-backed Securities	637	9	100	1	737	10
Preferred Stock	2,514	33	—	—	2,514	33
Total	$173,912	$977	$136	$2	$174,048	$979

The unrealized losses on investments in government sponsored entities, corporate bonds, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At June 30, 2016 and December 31, 2015, respectively, there were eight and thirty-nine available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were two and six securities as of June 30, 2016 and December 31, 2015 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2016 and December 31, 2015, $55.5 million and $59.7 million in securities were pledged for deposits and borrowings.

The amortized cost and estimated fair values of debt securities at June 30, 2016, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$9,996	$10,015	0.84%
1-5 years	224,392	225,421	1.14%
Total	$234,388	$235,436	1.12%
U.S. Agency mortgage-backed securities
1-5 years	$6	$6	1.47%
Total	$6	$6	1.47%
Corporate bonds
Within 1 year	$7,106	$7,117	1.44%
1-5 years	33,732	33,768	1.39%
Total	$40,838	$40,885	1.40%
Preferred stock
Over 10 years	$4,922	$4,933	7.16%
Total	$4,922	$4,933	7.16%
Municipal securities
Within 1 year	$478	$479	0.93%
1-5 years	7,679	7,780	2.91%
5-10 years	2,034	2,027	4.12%
Total	$10,191	$10,286	3.06%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2016 and 2015, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2016
Available for sale securities	$5,785	$12	$23
2015
Available for sale securities	$2,621	$130	$—

A summary of interest income for the six months ending June 30, 2016 and 2015 on available for sale investment securities is as follows:

(In Thousands)	2016	2015
US Treasury and government sponsored entities	$1,336	$1,120
U.S. Agency mortgage-backed securities	4	13
Other	447	344
Total taxable interest income	$1,787	$1,477
Municipal securities	$146	$167
Total tax-exempt interest income	$146	$167
Total	$1,933	$1,644

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2016
AQR Pass	$314,597	$34,811	$55,541	$135,670	$291,379	$38,793	$25,970	$27,036	$923,797
AQR Special Mention	3,109	—	—	1,256	—	285	152	6	4,808
AQR Substandard	19,648	3,972	1,912	16,338	221	—	909	61	43,061
Subtotal	$337,354	$38,783	$57,453	$153,264	$291,600	$39,078	$27,031	$27,103	$971,666
Less: Unearned origination fees, net of origination costs									(4,320)
Total loans									$967,346
December 31, 2015
AQR Pass	$313,689	$44,488	$74,931	$112,248	$313,710	$37,938	$26,015	$28,882	$951,901
AQR Special Mention	536	—	—	—	—	91	171	10	808
AQR Substandard	15,309	—	—	16,515	359	—	487	20	32,690
Subtotal	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Less: Unearned origination fees, net of origination costs									(4,612)
Total loans									$980,787
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
Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $9.6 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	June 30, 2016	December 31, 2015
Commercial	$4,479	$3,013
Real estate construction one-to-four family	3,972	—
Real estate construction other	1,912	—
Real estate term owner occupied	34	38
Real estate term non-owner occupied	221	359
Consumer secured by 1st deeds of trust	552	256
Consumer other	14	20
Total nonaccrual loans	$11,184	$3,686
Government guarantees on nonaccrual loans	(1,600)	(1,561)
Net nonaccrual loans	$9,584	$2,125

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
June 30, 2016
Commercial	$334	$137	$—	$471	$4,479	$332,404	$337,354
Real estate construction one-to-four family	—	—	—	—	3,972	34,811	38,783
Real estate construction other	—	—	—	—	1,912	55,541	57,453
Real estate term owner occupied	550	—	—	550	34	152,680	153,264
Real estate term non-owner occupied	—	—	—	—	221	291,379	291,600
Real estate term other	—	—	—	—	—	39,078	39,078
Consumer secured by 1st deed of trust	143	—	—	143	552	26,336	27,031
Consumer other	—	—	47	47	14	27,042	27,103
Subtotal	$1,027	$137	$47	$1,211	$11,184	$959,271	$971,666
							(4,320)
Total							$967,346
December 31, 2015
Commercial	$242	$21	$—	$263	$3,013	$326,258	$329,534
Real estate construction one-to-four family	—	—	—	—	—	44,488	44,488
Real estate construction other	—	—	—	—	—	74,931	74,931
Real estate term owner occupied	—	—	—	—	38	128,725	128,763
Real estate term non-owner occupied	—	—	—	—	359	313,710	314,069
Real estate term other	289	—	—	289	—	37,740	38,029
Consumer secured by 1st deed of trust	568	—	—	568	256	25,849	26,673
Consumer other	30	—	—	30	20	28,862	28,912
Subtotal	$1,129	$21	$—	$1,150	$3,686	$980,563	$985,399
							(4,612)
Total							$980,787

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

At June 30, 2016 and December 31, 2015, the recorded investment in loans that are considered to be impaired was $44.4 million and $34.6 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
With no related allowance recorded
Commercial - AQR special mention	$151	$151	$—
Commercial - AQR substandard	19,427	20,107	—
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner occupied- AQR pass	257	257	—
Real estate term owner occupied- AQR substandard	16,259	16,259	—
Real estate term non-owner occupied- AQR pass	457	457	—
Real estate term non-owner occupied- AQR substandard	216	216	—
Real estate term other - AQR pass	662	662	—
Real estate term other - AQR special mention	77	77	—
Consumer secured by 1st deeds of trust - AQR pass	74	74	—
Consumer secured by 1st deeds of trust - AQR substandard	509	509	—
Subtotal	$40,001	$40,681	$—

With an allowance recorded
Real estate construction one-to-four family - AQR substandard	$3,972	$3,972	$204
Consumer secured by 1st deeds of trust - AQR substandard	400	400	23
Subtotal	$4,372	$4,372	$227

Total
Commercial - AQR special mention	$151	$151	$—
Commercial - AQR substandard	19,427	20,107	—
Real estate construction one-to-four family - AQR substandard	3,972	3,972	204
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner-occupied - AQR pass	257	257	—
Real estate term owner-occupied - AQR substandard	16,259	16,259	—
Real estate term non-owner occupied - AQR pass	457	457	—
Real estate term non-owner occupied - AQR substandard	216	216	—
Real estate term other - AQR pass	662	662	—
Real estate term other - AQR special mention	77	77	—
Consumer secured by 1st deeds of trust - AQR pass	74	74	—
Consumer secured by 1st deeds of trust - AQR substandard	909	909	23
Total	$44,373	$45,053	$227

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	14,030	14,443	—
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Subtotal	$33,579	$33,992	$—

With an allowance recorded
Commercial - AQR substandard	$1,061	$1,061	$344
Subtotal	$1,061	$1,061	$344

Total
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	15,091	15,504	344
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Total	$34,640	$35,053	$344

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$152	$3	$164	$3
Commercial - AQR substandard	19,699	176	12,315	41
Real estate construction other - AQR pass	—	—	743	30
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner occupied- AQR pass	258	5	766	17
Real estate term owner occupied- AQR substandard	16,283	232	5,269	19
Real estate term non-owner occupied- AQR pass	462	18	541	19
Real estate term non-owner occupied- AQR special mention	—	—	2,079	44
Real estate term non-owner occupied- AQR substandard	222	—	1,652	—
Real estate term other - AQR pass	674	12	—	—
Real estate term other - AQR special mention	83	2	—	—
Real estate term other - AQR substandard	—	—	149	3
Consumer secured by 1st deeds of trust - AQR pass	75	1	80	1
Consumer secured by 1st deeds of trust - AQR substandard	486	5	444	4
Subtotal	$40,306	$454	$24,202	$181

With an allowance recorded
Commercial - AQR substandard	$—	$—	$2,414	$—
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	292	—	—	—
Subtotal	$4,264	$—	$2,414	$—

Total
Commercial - AQR special mention	$152	$3	$164	$3
Commercial - AQR substandard	19,699	176	14,729	41
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	743	30
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner-occupied - AQR pass	258	5	766	17
Real estate term owner-occupied - AQR substandard	16,283	232	5,269	19
Real estate term non-owner occupied - AQR pass	462	18	541	19
Real estate term non-owner occupied - AQR special mention	—	—	2,079	44
Real estate term non-owner occupied - AQR substandard	222	—	1,652	—
Real estate term other - AQR pass	674	12	—	—
Real estate term other - AQR special mention	83	2	—	—
Real estate term other - AQR substandard	—	—	149	3
Consumer secured by 1st deeds of trust - AQR pass	75	1	80	1
Consumer secured by 1st deeds of trust - AQR substandard	778	5	444	4
Total Impaired Loans	$44,570	$454	$26,616	$181

Six Months Ended June 30,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$154	$6	$166	$7
Commercial - AQR substandard	18,143	374	7,703	70
Real estate construction one-to-four family - AQR substandard	1,986	—	—	—
Real estate construction other - AQR pass	—	—	753	59
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner occupied- AQR pass	504	19	634	28
Real estate term owner occupied- AQR special mention	—	—	135	5
Real estate term owner occupied- AQR substandard	16,342	467	2,967	28
Real estate term non-owner occupied- AQR pass	466	37	544	38
Real estate term non-owner occupied- AQR special mention	—	—	2,127	88
Real estate term non-owner occupied- AQR substandard	230	—	2,009	—
Real estate term other - AQR pass	608	24	—	—
Real estate term other - AQR special mention	87	4	—	—
Real estate term other - AQR substandard	—	—	149	7
Consumer secured by 1st deeds of trust - AQR pass	75	2	81	2
Consumer secured by 1st deeds of trust - AQR substandard	476	8	560	4
Subtotal	$40,983	$941	$17,828	$336

With an allowance recorded
Commercial - AQR substandard	$297	$—	$2,330	$—
Real estate construction one-to-four family - AQR substandard	1,986	—	—	—
Real estate term other - AQR substandard	—	—	141	—
Consumer secured by 1st deeds of trust - AQR substandard	146	—	—	—
Subtotal	$2,429	$—	$2,471	$—

Total
Commercial - AQR special mention	$154	$6	$166	$7
Commercial - AQR substandard	18,440	374	10,033	70
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	753	59
Real estate construction other - AQR substandard	1,912	—	—	—
Real estate term owner-occupied - AQR pass	504	19	634	28
Real estate term owner-occupied - AQR special mention	—	—	135	5
Real estate term owner-occupied - AQR substandard	16,342	467	2,967	28
Real estate term non-owner occupied - AQR pass	466	37	544	38
Real estate term non-owner occupied - AQR special mention	—	—	2,127	88
Real estate term non-owner occupied - AQR substandard	230	—	2,009	—
Real estate term other - AQR pass	608	24	—	—
Real estate term other - AQR special mention	87	4	—	—
Real estate term other - AQR substandard	—	—	290	7
Consumer secured by 1st deeds of trust - AQR pass	75	2	81	2
Consumer secured by 1st deeds of trust - AQR substandard	622	8	560	4
Total Impaired Loans	$43,412	$941	$20,299	$336

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of June 30, 2016 is $1.4 million.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $12.5 million and $13.7 million at June 30, 2016 and December 31, 2015, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The Company had no newly restructured loans during the three and six month periods ended June 30, 2016.
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the six months ended June 30, 2016 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at June 30, 2016 and December 31, 2015, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending June 30, 2016 and December 31, 2015, respectively.

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,749	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,183
Charge-Offs	(135)	—	—	—	—	—	—	—	—	(135)
Recoveries	135	—	—	—	—	—	—	2	—	137
Provision (benefit)	118	132	(524)	546	(200)	32	82	22	(8)	200
Balance, end of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Balance, end of period:
Individually evaluated
for impairment	$—	$204	$—	$—	$—	$—	$23	$—	$—	$227
Balance, end of period:
Collectively evaluated
for impairment	$5,867	$688	$1,097	$2,285	$5,298	$670	$323	$420	$1,510	$18,158
2015
Balance, beginning of period	$6,091	$757	$1,663	$1,570	$4,794	$756	$274	$402	$640	$16,947
Charge-Offs	—	—	—	—	—	—	—	—	—	—
Recoveries	91	—	—	—	—	—	—	4	—	95
Provision (benefit)	(495)	(68)	200	(100)	94	(85)	(9)	9	830	376
Balance, end of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Balance, end of period:
Individually evaluated
for impairment	$265	$—	$—	$—	$—	$—	$—	$—	$—	$265
Balance, end of period:
Collectively evaluated
for impairment	$5,422	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,153

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(868)	—	—	—	—	—	—	(1)	—	(869)
Recoveries	193	—	—	—	—	—	—	5	—	198
Provision (benefit)	636	38	(342)	628	(217)	42	82	19	17	903
Balance, end of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Balance, end of period:
Individually evaluated
for impairment	$—	$204	$—	$—	$—	$—	$23	$—	$—	$227
Balance, end of period:
Collectively evaluated
for impairment	$5,867	$688	$1,097	$2,285	$5,298	$670	$323	$420	$1,510	$18,158
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(107)	—	—	—	—	(81)	—	—	—	(188)
Recoveries	158	—	—	—	—	17	—	6	—	181
Provision (benefit)	(7)	45	210	(110)	184	79	(20)	(1)	322	702
Balance, end of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Balance, end of period:
Individually evaluated
for impairment	$265	$—	$—	$—	$—	$—	$—	$—	$—	$265
Balance, end of period:
Collectively evaluated
for impairment	$5,422	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,153

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2016
Balance, end of period	$337,354	$38,783	$57,453	$153,264	$291,600	$39,078	$27,031	$27,103	$971,666
Balance, end of period:
Individually evaluated
for impairment	$19,578	$3,972	$1,912	$16,516	$673	$739	$983	$—	$44,373
Balance, end of period:
Collectively evaluated
for impairment	$317,776	$34,811	$55,541	$136,748	$290,927	$38,339	$26,048	$27,103	$927,293
December 31, 2015
Balance, end of period	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Balance, end of period:
Individually evaluated
for impairment	$15,248	$—	$—	$17,229	$825	$790	$548	$—	$34,640
Balance, end of period:
Collectively evaluated
for impairment	$314,286	$44,488	$74,931	$111,534	$313,244	$37,239	$26,125	$28,912	$950,759

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
June 30, 2016
Individually evaluated for impairment:
AQR Substandard	$—	$204	$—	$—	$—	$—	$23	$—	$—	$227
Collectively: evaluated for impairment:
AQR Pass	5,764	688	1,097	2,240	5,298	666	320	409	—	16,482
AQR Special Mention	96	—	—	45	—	4	3	—	—	148
AQR Substandard	7	—	—	—	—	—	—	11	—	18
Unallocated	—	—	—	—	—	—	—	—	1,510	1,510
	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
December 31, 2015
Individually evaluated for impairment:
AQR Substandard	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Collectively: evaluated for impairment:
AQR Pass	5,543	854	1,439	1,657	5,515	624	261	397	—	16,290
AQR Special Mention	11	—	—	—	—	4	3	—	—	18
AQR Substandard	8	—	—	—	—	—	—	—	—	8
Unallocated	—	—	—	—	—	—	—	—	1,493	1,493
	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2016, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2016 or December 31, 2015, respectively, and there were no restructured purchased receivables at June 30, 2016 or December 31, 2015.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2016, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2016	December 31, 2015
Purchased receivables	$13,759	$13,507
Reserve for purchased receivable losses	(163)	(181)
Total	$13,596	$13,326

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six month periods ending June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$169	$265	$181	$289
Charge-offs	—	—	—	—
Recoveries	—	—	—	30
Charge-offs net of recoveries	—	—	—	30
Reserve for (recovery from) purchased receivables	(6)	(18)	(18)	(72)
Balance at end of period	$163	$247	$163	$247

The Company did not record any charge-offs in the first six months of 2016 and 2015, respectively.

8.  Derivatives
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $304,000 and $216,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of June 30, 2016 and December 31, 2015, respectively.
The Company had interest rate swaps with an aggregate notional amount of $20.1 million and $21.3 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to commercial loan customers totaling $10.1 million, and two fixed to variable rate swaps with a counterparty totaling $10.1 million. Changes in fair value from these four interest rate swaps offset each other in the first six months of 2016.

The Company did not recognize any fee income related to interest rate swaps in the three or six month periods ending June 30, 2016 or 2015, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans, and it enters into forward delivery contracts to sell mortgage-backed securities to brokers/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $98.8 million and $71.3 million at June 30, 2016 and December 31, 2015, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2016 and December 31, 2015:

(In Thousands)	Asset Derivatives
		June 30, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$366	$125
Interest rate lock commitments	Other assets	2,580	1,514
Total		$2,946	$1,639

(In Thousands)	Liability Derivatives
		June 30, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other liabilities	$950	$216
The following table presents the net gains of derivatives not designated as hedging instruments for the three month periods ending June 30, 2016 and 2015, respectively:

(In Thousands)	Income Statement Location	June 30, 2016	June 30, 2015
Interest rate contracts	Mortgage banking income	($1,392)	($65)
Interest rate lock commitments	Mortgage banking income	1,020	573
Total		($372)	$508
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of June 30, 2016 and December 31, 2015, respectively:

June 30, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$366	$—	$366	$—	$—	$366

Liability Derivatives
Interest rate contracts	$950	$—	$950	$—	$304	$646

December 31, 2015				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate contracts	$125	$—	$125	$—	$—	$125

Liability Derivatives
Interest rate contracts	$216	$—	$216	$—	$216	$—
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2016 and 2015, the Company recognized $51,000 and $22,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2016 and 2015, the Company recognized $87,000 and $44,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
There were no exercises of stock options in the three and six month periods ended June 30, 2016, respectively.
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

There were no stock options granted in the first six months of 2016 and 2015, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2016 and 2015, the Company recognized $165,000 and $97,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2016 and 2015, the Company recognized $290,000 and $193,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first six months of 2016 and 2015, respectively.

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
Cash and cash equivalents: Due to the short term nature of these instruments, the carrying amounts reported in the consolidated balance sheets represent their fair values.
Investment securities: Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Investments in Federal Home Loan Bank stock are recorded at cost, which also represents fair value.
Loans held for sale:  Due to the short term nature of these instruments, the carrying amounts reported in the consolidated balance sheets approximate their fair values.
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
Mortgage servicing rights: MSR are held at fair value. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

Accrued interest receivable: Due to the short term nature of these instruments, the carrying amounts reported in the consolidated balance sheets represent their fair values.
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
Accrued interest payable: Due to the short term nature of these instruments, the carrying amounts reported in the consolidated balance sheets represent their fair values.
Securities sold under repurchase agreements: Fair values for securities sold under repurchase agreements are based on their carrying amounts due to their short duration and repricing frequency.
Borrowings: Due to the short term nature of these instruments, the carrying amount of short-term borrowings reported in the consolidated balance sheets approximate the fair value.  Fair values for long-term borrowings are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly payments.
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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2016		December 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$74,756	$74,756	$58,673	$58,673
Investment securities	71,121	71,121	43,033	43,033

Level 2 inputs:
Investment securities	220,381	220,425	248,983	249,039
Investment in Federal Home Loan Bank stock	1,966	1,966	1,816	1,816
Accrued interest receivable	3,558	3,558	3,620	3,620
Interest rate contracts	366	366	125	125

Level 3 inputs:
Loans and loans held for sale	1,027,706	1,029,593	1,031,340	1,033,551
Purchased receivables, net	13,596	13,596	13,326	13,326
Interest rate lock commitments	2,580	2,580	1,514	1,514
Mortgage servicing rights	2,602	2,602	1,654	1,654

Financial liabilities:
Level 2 inputs:
Deposits	$1,255,688	$1,255,709	$1,240,792	$1,240,223
Securities sold under repurchase agreements	26,049	26,049	31,420	31,420
Borrowings	4,362	4,204	2,120	2,101
Accrued interest payable	126	126	56	56
Interest rate contracts	950	950	216	216
Level 3 inputs:
RML earn-out liability	7,483	7,483	6,624	6,624
Junior subordinated debentures	18,558	19,691	18,558	17,433

Unrecognized financial instruments:
Commitments to extend credit(1)	$219,325	$2,193	$222,387	$2,224
Standby letters of credit(1)	8,256	83	6,399	64
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$235,436	$30,315	$205,121	$—
Municipal securities	9,341	—	9,341	—
U.S. Agency mortgage-backed securities	6	—	6	—
Corporate bonds	40,885	35,873	5,012	—
Preferred stock	4,933	4,933	—	—
Total available for sale securities	$290,601	$71,121	$219,480	$—
Interest rate contracts	$366	$—	$366	$—
Interest rate lock commitments	2,580	—	—	2,580
Mortgage servicing rights	2,602	—	—	2,602
Total other assets	$5,548	$—	$366	$5,182
Liabilities:
Interest rate contracts	$950	$—	$950	$—
December 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$237,436	$35,008	$202,428	$—
Municipal securities	10,326	—	10,326	—
U.S. Agency mortgage-backed securities	809	—	809	—
Corporate bonds	39,018	4,501	34,517	—
Preferred stock	3,524	3,524	—	—
Total available for sale securities	$291,113	$43,033	$248,080	$—
Interest rate contracts	$125	$—	$125	$—
Interest rate lock commitments	1,514	—	—	1,514
Mortgage servicing rights	1,654	—	—	1,654
Total other assets	$3,293	$—	$125	$3,168
Liabilities:
Interest rate contracts	$216	$—	$216	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six month periods ended June 30, 2016 and 2015, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2016
Interest rate lock commitments	$1,858	($610)	$6,027	($4,695)	$2,580	$2,580
Mortgage servicing rights	2,234	(245)	613	—	2,602	—
Total	$4,092	($855)	$6,640	($4,695)	$5,182	$2,580
Three Months Ended June 30, 2015
Interest rate lock commitments	$1,972	($584)	$5,705	($5,606)	$1,487	$1,487
Mortgage servicing rights	971	(29)	—	—	942	—
Total	$2,943	($613)	$5,705	($5,606)	$2,429	$1,487

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2016
Interest rate lock commitments	$1,514	($1,058)	$10,443	($8,319)	$2,580	$2,580
Mortgage servicing rights	1,654	(357)	1,305	—	2,602	—
Total	$3,168	($1,415)	$11,748	($8,319)	$5,182	$2,580
Six Months Ended June 30, 2015
Interest rate lock commitments	$841	($1,132)	$10,891	($9,113)	$1,487	$1,487
Mortgage servicing rights	1,010	(68)	—	—	942	—
Total	$1,851	($1,200)	$10,891	($9,113)	$2,429	$1,487

As of and for the periods ending June 30, 2016 and December 31, 2015, respectively, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
June 30, 2016
Loans measured for impairment	$4,372	$—	$—	$4,372	($118)
Other real estate owned	796	—	—	796	130
Total	$5,168	$—	$—	$5,168	$12
December 31, 2015
Loans measured for impairment	$1,061	$—	$—	$1,061	$269
Other real estate owned	830	—	—	830	361
Total	$1,891	$—	$—	$1,891	$630

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 30%
Interest rate lock commitment	External pricing model	Pull through rate	91.62%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11.15% - 21.30%
		Discount rate	8.87% - 10.50%
RML earn-out liability	Discounted cash flow	Discount rate	0.35% - 6.41%
		Financial projections of mortgage operations	NA(1)

(1) Fair value of RML earn-out liability was calculated using estimated pre-tax net income per the merger agreement.

11.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2016, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,246	$472	$14,718
Interest expense	417	222	639
Net interest income	13,829	250	14,079
Provision for loan losses	200	—	200
Other operating income	3,354	8,510	11,864
Change in fair value, RML earn-out liability	687	—	687
Other operating expense	12,504	6,178	18,682
Income before provision for income taxes	3,792	2,582	6,374
Provision for income taxes	805	1,063	1,868
Net income	2,987	1,519	4,506
Less: net income attributable to the noncontrolling interest	156	—	156
Net income attributable to Northrim BanCorp, Inc.	$2,831	$1,519	$4,350

	Three Months Ended June 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,354	$589	$14,943
Interest expense	370	378	748
Net interest income	13,984	211	14,195
Provision for loan losses	376	—	376
Other operating income	3,704	7,859	11,563
Change in fair value, RML earn-out liability	587	—	587
Other operating expense	11,430	5,736	17,166
Income before provision for income taxes	5,295	2,334	7,629
Provision for income taxes	1,722	964	2,686
Net income	3,573	1,370	4,943
Less: net income attributable to the noncontrolling interest	162	—	162
Net income attributable to Northrim BanCorp, Inc.	$3,411	$1,370	$4,781

	Six Months Ended June 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,694	$842	$29,536
Interest expense	932	351	1,283
Net interest income	27,762	491	28,253
Provision for loan losses	903	—	903
Other operating income	6,763	14,206	20,969
Change in fair value, RML earn-out liability	817	—	817
Other operating expense	24,810	11,113	35,923
Income before provision for income taxes	7,995	3,584	11,579
Provision for income taxes	2,090	1,477	3,567
Net income	5,905	2,107	8,012
Less: net income attributable to the noncontrolling interest	286	—	286
Net income attributable to Northrim BanCorp, Inc.	$5,619	$2,107	$7,726

	Six Months Ended June 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,344	$985	$29,329
Interest expense	844	658	1,502
Net interest income	27,500	327	27,827
Provision for loan losses	702	—	702
Other operating income	6,933	15,165	22,098
Change in fair value, RML earn-out liability	2,089	—	2,089
Other operating expense	23,252	10,873	34,125
Income before provision for income taxes	8,390	4,619	13,009
Provision for income taxes	2,526	1,907	4,433
Net income	5,864	2,712	8,576
Less: net income attributable to the noncontrolling interest	234	—	234
Net income attributable to Northrim BanCorp, Inc.	$5,630	$2,712	$8,342

June 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,436,273	$82,097	$1,518,370
Loans held for sale	$—	$60,360	$60,360

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on form 10-K for the year ended December 31, 2015, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
Update on Economic Conditions
The significant drop in oil prices during 2015 has created uncertainty in the Alaska economy, and the Alaska Department of Labor and Workforce Development ("AKDOL") has predicted that the State of Alaska will lose approximately 2,500 jobs by the end of 2016, primarily due to the drop in oil prices. Employment in the Alaska economy was essentially flat during the first half of 2016, which represents a more moderate overall impact from the decrease in the global price of oil compared to what other energy producing regions in the nation have experienced thus far.  According to the AKDOL, preliminary data shows that average employment in the State of Alaska decreased 0.1% in the first six months of 2016 as compared to the same period in 2015. Job losses in the oil and gas industry, construction, state government and professional and business services have been partially offset by growth in retail trade, health care, and leisure and hospitality jobs.
We believe our state government is having difficulty addressing the state’s fiscal deficit issues, which we believe can be funded from draws from Alaska’s substantial reserves for no more than three additional years. We also believe that systemic reductions in government expenses, increased taxation, and use of earnings from the Alaska Permanent Fund provide opportunities for the State of Alaska to fund its deficit.  We believe that Alaska has been more resilient than other energy dependent states, because we did not have an overheated energy sector or an overbuilt housing market when energy and commodities prices began to fall.
Highlights and Summary of Performance - Second Quarter of 2016
Net income attributable to the Company in the second quarter of 2016 was $4.4 million, or $0.63 per diluted share, compared to $4.8 million, or $0.69 per diluted share, in the second quarter of 2015. This decrease in net income attributable to the Company was mainly the result of an increase in operating expenses in the current quarter which was partially offset by increased operating revenues.

•	Year-to-date net income attributable to the Company decreased 7% to $7.7 million, or $1.11 per diluted share at June 30, 2016, from $8.3 million, or $1.20 per diluted share at June 30, 2015.

•
Total revenues, which include net interest income plus other operating income, increased 1% to $25.9 million in the second quarter of 2016 from total revenues of $25.8 million in the second quarter a year ago, mainly as a result of a higher mortgage banking income in 2016.

•	Average portfolio loans increased $2.5 million to $969.5 million for the second quarter of 2016 as compared to $967.0 million for the second quarter of 2015.

•
Net interest income decreased 1% to $14.1 million in the second quarter of 2016, compared to $14.2 million in the quarter ended June 30, 2015 primarily due to a decrease in the yield on portfolio loans in the second quarter of 2016.

•
Northrim paid a quarterly cash dividend of $0.19 per share in June of 2016, compared to the $0.18 per share dividend paid in June 2015. The dividend provides a yield of approximately 2.7% at current market share prices.

•	Book value per share increased to $26.75 at the end of the second quarter of 2016 as compared to $25.77 at December 31, 2015.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2016, of 13.85%, compared to 13.34% at December 31, 2015.

The Company reported net income attributable to the Company and diluted earnings per share of $4.4 million and $0.63, respectively, for the second quarter of 2016 compared to net income and diluted earnings per share of $4.8 million and $0.69, respectively, for the second quarter of 2015. The Company reported net income and diluted earnings per share of $7.7 million and $1.11, respectively year to date as of June 30, 2016 compared to net income and diluted earnings per share of $8.3 million and $1.20, respectively, for the same period in 2015. The Company’s total assets were $1.5 billion at June 30, 2016 and December 31, 2015, respectively. Increases in interest bearing deposits in other banks and loans held for sale in the first six months of 2016 were offset by decreases in loans and premises and equipment during the same period. Loans decreased to $967.3 million at June 30, 2016 as compared to $980.8 million at December 31, 2015, mainly due to a decrease in real estate construction loans in the first six months of 2016.

The Company's shareholders' equity to total assets was 12.12% and 11.82% at June 30, 2016 and December 31, 2015, respectively. Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average assets	1.17%	1.33%	1.04%	1.17%
Return on average shareholders' equity	9.42%	11.46%	8.53%	10.07%
Dividend payout ratio	30.37%	26.04%	34.13%	29.85%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2016 increased $7.0 million, or 135% to $12.2 million as compared to $5.2 million at December 31, 2015, primarily as a result of the addition of two lending relationships to nonaccrual loans totaling $8.2 million. One $5.9 million relationship is related to a residential land development project in the greater Anchorage market. The loan has been included in adversely classified loans since December 31, 2015. The other $2.3 million relationship is made up of three loans to a commercial business in the transportation industry, and these loans have been adversely classified loans since March 31, 2016. The increase in nonaccrual loans was partially offset by a decrease in other real estate owned ("OREO") which decreased $495,000 to $2.6 million at June 30, 2016 as compared to $2.1 million and $3.1 million at December 31, 2015, respectively. Nonperforming purchased receivables were zero at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes OREO activity for the three and six month periods ending June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Balance, beginning of the period	$2,702	$4,209	$3,053	$4,607
Transfers from loans	—	156	—	337
Proceeds from the sale of other real estate owned	(66)	(1,660)	(477)	(1,971)
Gain on sale of other real estate owned, net	52	136	112	136
Deferred gain on sale of other real estate owned	—	(34)	—	(34)
Impairment on other real estate owned	(130)	—	(130)	(268)
Balance at end of period	$2,558	$2,807	$2,558	$2,807
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2016, management had identified potential problem loans of $31.8 million as compared to potential problem loans of $28.9 million at December 31, 2015. The increase in potential problem loans from December 31, 2015 to June 30, 2016 is primarily the result of one $4.7 million relationship with a commercial business that provides equipment rental services to the oil and gas industry.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $11.2 million in loans classified as TDRs that were performing and $1.3 million in TDRs included in nonaccrual loans at June 30, 2016 for a total of approximately $12.5 million. At December 31, 2015 there were $11.8 million in loans classified as TDRs that were performing and $1.9 million in TDRs included in nonaccrual loans for a total of $13.7 million. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the second quarter of 2016 decreased $431,000, or 9%, to $4.4 million as compared to $4.8 million for the same period in 2015. Net income attributable to the Company for the six months ended June 30, 2016 decreased $616,000, or 7%, to $7.7 million as compared to the same period in 2015. The decrease in net income attributable to the Company for the second quarter of 2016 as compared to the second quarter of 2015 was primarily the result of an increase in other operating expenses in 2016. The decrease in net income attributable to the Company for the first half of 2016 as compared to the same period in 2015 was primarily the result of a decrease in mortgage banking income and an increase in other operating expenses in the first half of 2016.
Net Interest Income/Net Interest Margin
Net interest income for the second quarter of 2016 decreased $116,000, or 1%, to $14.1 million as compared to $14.2 million for the second quarter in 2015. Net interest income increased $426,000, or 2%, to $28.3 million in the first six months of 2016 as compared to $27.8 million for the same period in 2015. Net interest margin decreased 16 basis points to 4.21% in the second quarter of 2016 as compared to 4.37% in the second quarter of 2015. Net interest margin decreased 14 basis points to 4.22% in the first six months of 2016 as compared to 4.36% for the same period in 2015. The decrease in net interest income in the three-month period ending June 30, 2016 as compared to the same period in 2015 was primarily the result of the decrease in interest income on average interest-earning assets mainly due to a lower average yield on loans, which was partially offset by higher average portfolio investment balances. This decrease was only partially offset by lower interest expense on interest-bearing liabilities, primarily due to lower average borrowings. The increase in net interest income in the six month period ending June 30, 2016 as compared to 2015 resulted primarily from higher interest income on portfolio investments and lower interest expense on borrowings. These changes were partially offset by a decrease in interest income on loans held for sale.
Average loan balances, the largest category of interest-earning assets, increased slightly by $2.5 million to $969.5 million in the three-month period ending June 30, 2016, and increased $18.2 million, or 2%, to 974.8 million in the six-month period ending June 30, 2016, as compared to the same periods in 2015, respectively. Total interest income from loans decreased $307,000 for the second quarter of 2016 compared to the second quarter of 2015 primarily due to a lower yield on loans in 2016 and increased $30,000 in the six-month period ending June 30, 2016 as compared to the same period in 2015 mainly as a result of slightly higher average loan balances. Average loan balances increased in the six month period ended June 30, 2016 compared to the same period in 2015 primarily as a result of growth in commercial real estate loans.
Average loans held for sale decreased by $17.2 million, or 26% to $48.8 million in the three-month period ending June 30, 2016, and decreased $11.3 million, or 21% to $43.5 million in the six-month period ending June 30, 2016, as compared to the same periods in 2015, respectively. Total interest income from loans held for sale decreased $118,000 for the second quarter of 2016 and decreased $144,000 in the six-month period ending June 30, 2016 as compared to the same periods in 2015, respectively, primarily as a result of the decrease in average balances. Average balances and net interest income for loans held for sale decreased in the three and six month periods ending June 30, 2016 as compared to the same periods last year primarily as a result of decreased refinance activity in 2016.
Average total investments increased by $58.2 million, or 22% to $326.9 million in the three-month period ending June 30, 2016, and increased $51.3 million, or 19% to $328.2 million in the six-month period ending June 30, 2016, as compared to the same periods in 2015. The increase in average investments for the three and six month periods ending June 30, 2016 as compared to the same periods in 2015 was mainly the result of purchases of long-term investments funded by increased deposit balances and the decreases in loans held for sale.
Average interest-bearing liabilities increased $13.3 million, or 2%, to $852.9 million during the second quarter of 2016 and increased $17.9 million, or 2%, to $854.8 million in the six-month period ending June 30, 2016, as compared to $839.6 million and $836.9 million, for the same periods in 2015, respectively. These increases were primarily the result of increased interest-bearing deposit balances which were partially offset by a decrease in borrowings in 2016. The average cost of interest-bearing liabilities decreased $109,000 and $219,000, or 15%, for the three and six-month periods ending June 30, 2016, as compared to the same periods in 2015, primarily due to decreased average balances for borrowings, as well as decreased average interest rates on deposits in 2016. Interest rates on deposits decreased mainly due to a change in the mix of the Company's deposits in 2016 compared to 2015. Average certificates of deposits accounted for 11% and 12% for the second quarters of 2016 and 2015, respectively, and 11% and 13% of total average deposits year-to-date at June 30, 2016 and 2015, respectively. Average non-interest-

bearing demand deposits accounted for 35% and 34% of total average deposits for the second quarters of 2016 and 2015, respectively, and 35% and 34% of total average deposits year-to-date at June 30, 2016 and 2015, respectively.
Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2016 and 2015:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2016	2015	$	%	2016	2015	$	%	2016	2015	Change
Loans[1,2]	$969,450	$966,952	$2,498	—%	$13,241	$13,548	($307)	(2)%	5.54%	5.67%	(0.13)%
Loans held for sale	48,826	66,074	(17,248)	(26)%	469	587	(118)	(20)%	3.85%	3.56%	0.29%

Short-term investments[3]	33,151	39,229	(6,078)	(15)%	41	24	17	71%	0.49%	0.25%	0.24%
Long-term investments[4]	293,716	229,485	64,231	28%	967	784	183	23%	1.44%	1.50%	(0.06)%
Total investments	326,867	268,714	58,153	22%	1,008	808	200	25%	1.35%	1.32%	0.03%
Interest-earning assets	1,345,143	1,301,740	43,403	3%	14,718	14,943	(225)	(2)%	4.46%	4.67%	(0.21)%
Nonearning assets	144,274	143,404	870	1%
Total	$1,489,417	$1,445,144	$44,273	3%

Interest-bearing demand	$192,703	$178,451	$14,252	8%	$17	$15	$2	13%	0.04%	0.03%	0.01%
Savings deposits	232,566	227,761	4,805	2%	120	121	(1)	(1)%	0.10%	0.11%	(0.01)%
Money market deposits	242,821	230,925	11,896	5%	104	99	5	5%	0.09%	0.09%	—%
Time deposits	136,854	147,835	(10,981)	(7)%	238	258	(20)	(8)%	0.70%	0.70%	—%
Total interest-bearing deposits	804,944	784,972	19,972	3%	479	493	(14)	(3)%	0.24%	0.25%	(0.01)%
Borrowings	47,996	54,644	(6,648)	(12)%	160	255	(95)	(37)%	1.30%	1.85%	(0.55)%
Total interest-bearing liabilities	852,940	839,616	13,324	2%	639	748	(109)	(15)%	0.30%	0.36%	(0.06)%
Demand deposits and other noninterest
-bearing liabilities	450,707	438,230	12,477	3%
Equity	185,770	167,298	18,472	11%
Total	$1,489,417	$1,445,144	$44,273	3%
Net interest income					$14,079	$14,195	($116)	(1)%
Net interest margin									4.21%	4.37%	(0.16)%
Average loans to average interest-earning assets	72.07%	74.28%
Average loans to average total deposits	78.49%	81.03%
Average non-interest deposits to average total deposits	34.83%	34.22%
Average interest-earning assets to average interest-bearing liabilities	157.71%	155.04%
Average yield on interest-earning assets	1.05%	1.09%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $817,000 and $934,000 in the second quarter of 2016 and 2015, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $4.5 million and $4.9 million in the second quarter of 2016 and 2015, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2016 and 2015.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2016 vs. 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($38)	($269)	($307)
Loans held for sale	(175)	57	(118)
Short-term investments	(4)	21	17
Long-term investments	226	(43)	183
Total interest income	$9	($234)	($225)

Interest Expense:
Interest-bearing deposits	$22	($36)	($14)
Borrowings	(28)	(67)	(95)
Total interest expense	($6)	($103)	($109)

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2016 and 2015:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2016	2015	$	%	2016	2015	$	%	2016	2015	Change
Loans[1,2]	$974,783	$956,571	$18,212	2%	$26,650	$26,620	$30	—%	5.54%	5.65%	(0.11)%
Loans held for sale	43,495	54,780	(11,285)	(21)%	838	982	(144)	(15)%	3.86%	3.62%	0.24%

Short-term investments[3]	35,587	26,972	8,615	32%	88	35	53	151%	0.49%	0.26%	0.23%
Long-term investments[4]	292,662	250,000	42,662	17%	1,960	1,692	268	16%	1.47%	1.49%	(0.02)%
Total investments	328,249	276,972	51,277	19%	2,048	1,727	321	19%	1.37%	1.38%	(0.01)%
Interest-earning assets	1,346,527	1,288,323	58,204	5%	29,536	29,329	207	1%	4.47%	4.65%	(0.18)%
Nonearning assets	142,777	148,888	(6,111)	(4)%
Total	$1,489,304	$1,437,211	$52,093	4%

Interest-bearing demand	$195,173	$179,118	$16,055	9%	$34	$30	$4	13%	0.04%	0.03%	0.01%
Savings deposits	231,526	225,222	6,304	3%	237	237	—	—%	0.10%	0.11%	(0.01)%
Money market deposits	242,219	228,318	13,901	6%	208	196	12	6%	0.09%	0.09%	—%
Time deposits	136,466	147,441	(10,975)	(7)%	471	507	(36)	(7)%	0.69%	0.69%	—%
Total interest-bearing deposits	805,384	780,099	25,285	3%	950	970	(20)	(2)%	0.24%	0.25%	(0.01)%
Borrowings	49,430	56,801	(7,371)	(13)%	333	532	(199)	(37)%	1.32%	1.84%	(0.52)%
Total interest-bearing liabilities	854,814	836,900	17,914	2%	1,283	1,502	(219)	(15)%	0.30%	0.36%	(0.06)%
Demand deposits and other noninterest
-bearing liabilities	452,408	433,198	19,210	4%
Equity	182,082	167,113	14,969	9%
Total	$1,489,304	$1,437,211	$52,093	4%
Net interest income					$28,253	$27,827	$426	2%
Net interest margin									4.22%	4.36%	(0.14)%
Average loans to average interest-earning assets	72.39%	74.25%
Average loans to average total deposits	78.88%	81.24%
Average non-interest deposits to average total deposits	34.83%	33.75%
Average interest-earning assets to average interest-bearing liabilities	157.52%	153.94%
Average yield on interest-earning assets	2.10%	2.16%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.6 million and $1.8 million in the first six months of 2016 and 2015, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $4.1 million and $4.8 million in the first six months of 2016 and 2015, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2016 and 2015.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2016 vs. 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$492	($462)	$30
Loans held for sale	(220)	76	(144)
Short-term investments	14	39	53
Long-term investments	294	(26)	268
Total interest income	$580	($373)	$207

Interest Expense:
Interest-bearing deposits	$37	($57)	($20)
Borrowings	(63)	(136)	(199)
Total interest expense	($26)	($193)	($219)

Provision for Loan Losses
The provision for loan losses was $200,000 for the second quarter of 2016 compared to $376,000 in the same period of 2015. The decrease in the provision for loan losses in the second quarter of 2016 as compared to the same period in 2015 is primarily the result of the decreased loans in the second quarter of 2016 as compared to the increase in loans that occurred in the second quarter of 2015. The provision for loan losses was $903,000 and $702,000 for the six month periods ending June 30, 2016 and 2015, respectively. The increase in the provision for loan losses in the first six months of 2016 as compared to the same period in 2015 is primarily the result of an increase in adversely classified loans in 2016. The increase is also due to the Company's assessment of current economic conditions in our market. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending June 30, 2016, increased $301,000, or 3%, to $11.9 million as compared to the same period in 2015. This increase is primarily the result of a $651,000 increase in mortgage banking income mainly due to an increase in the value of the Company's interest rate lock commitments, and increased mortgage servicing revenue. This increase was partially offset by a decrease of $268,000 in other income during the current quarter due to decreased gains on loans acquired in connection with the acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") in 2014 at a discount to par values that were paid off in the second quarter of 2015.
Other operating income for the six-month period ending June 30, 2016, decreased $1.1 million, or 5%, to $21.0 million as compared to the same period in 2015 primarily as a result of a $959,000 decrease in mortgage banking income due to lower refinance activity in the first quarter of 2016 as compared to the first quarter of 2015.

Other Operating Expense
Other operating expense for the second quarter of 2016 increased $1.6 million, or 9%, to $19.4 million as compared to the same period in 2015, mainly as a result of an $886,000 increase in salaries and other personnel expense combined with an increase in OREO expense of $248,000 and an increase in the loss on sale of premise and equipment of $351,000. $442,000 of the total increase in salaries and other personnel expense is attributable to the community banking segment, which was primarily driven by a 2% increase in base salary costs, an increase in equity compensation expense primarily due to the retirement of one executive officer which accelerated the expense of this officer's remaining stock options and restricted stock units, and increased medical costs. The remainder of the increase in total salaries and other personnel expense of $444,000 attributable to the home mortgage lending segment was primarily the result of increased salary expense due to the addition of a new management position at RML, normal annual salary increases, and an increase in medical costs. The $351,000 increase in the loss on sale of premises and equipment in 2016 was mainly due to a loss on the sale of a branch that the Company simultaneously leased on a long-term basis. The $248,000 increase in OREO expense net of rental income in 2016 was mainly due to increased impairment expense and decreased gains on sale on OREO properties.
Other operating expense for the first six months of 2016 increased $526,000, or 1%, to $36.7 million as compared to the same period in 2015. Salaries and personnel expense increased $1.6 million, and $1.3 million of this increase is attributable to the community banking segment. The increase in salaries and personnel expense in the community banking segment for this period is primarily the result of higher medical costs, higher base salaries, which increased 3.5%, and increases in various benefits costs including equity compensation and the estimated profit sharing payment for 2016. The increase in salaries and personnel expense of approximately $300,000 in the home mortgage lending segment is due in part to the addition of a new management positions as well as increased salary costs. The total increase in salaries and personnel expense for the first half of 2016 as compared to the same period in 2015 was largely offset by a decrease of $1.3 million to an expense related to the earn out liability attributable to the RML acquisition.
Income Taxes
The provision for income taxes for the three and six-month periods ending June 30, 2016 decreased $818,000 and $866,000 or 30% and 20%, respectively, as compared to the same periods in 2015 primarily due to a decrease in pre-tax net income. The effective tax rate for the six-month period ending June 30, 2016 decreased to 31% from 34% for the six-month period ending June 30, 2015. This decrease was primarily due to increased tax credits in 2016 as compared to 2015.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at June 30, 2016 decreased less than 1%, or $514,000, to $291.5 million from $292.0 million at December 31, 2015. The Company continues to reinvest proceeds from sales, maturities, and security calls in available for sale securities. The table below details portfolio investment balances by portfolio investment type:

	June 30, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury securities	$30,315	10.4%	$35,008	12.0%
U.S. Agency securities	205,121	70.4%	202,428	69.3%
U.S. Agency mortgage-backed securities	6	—%	809	0.3%
Corporate bonds	40,885	14.0%	39,018	13.4%
Preferred stock	4,933	1.7%	3,524	1.2%
Municipal securities	10,242	3.5%	11,229	3.8%
Total portfolio investments	$291,502		$292,016

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
Portfolio loans decreased by $13.4 million, or 1%, to $967.3 million at June 30, 2016 from $980.8 million at December 31, 2015, primarily the result of decreased real estate construction loans and real estate term loans relating to non-owner occupied properties, being partially offset by increased commercial loans and real estate term loans relating to owner occupied properties in 2016. Residential housing construction loans remain consistent at approximately 4% of portfolio loans at June 30, 2016.
The following table details loan balances by loan type as of the dates indicated:

	June 30, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$337,354	34.9%	$329,534	33.6%
Real estate construction one-to-four family	38,783	4.0%	44,488	4.5%
Real estate construction other	57,453	5.9%	74,931	7.6%
Real estate term owner occupied	153,264	15.8%	128,763	13.1%
Real estate term non-owner occupied	291,600	30.1%	314,069	32.0%
Real estate term other	39,078	4.0%	38,029	3.9%
Consumer secured by 1st deeds of trust	27,031	2.8%	26,673	2.7%
Consumer other	27,103	2.8%	28,912	2.9%
Subtotal	$971,666		$985,399
Less: Unearned origination fee,
net of origination costs	(4,320)	(0.3)%	(4,612)	(0.3)%
Total loans	$967,346		$980,787

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company currently has no loans to oil producers or exploration companies. The Company estimates that $41.8 million, or approximately 4% of loans as of June 30, 2016 have direct exposure to the oil and gas industry as compared to $47.3 million, or approximately 5% as of December 31, 2015. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $45.7 million and $48.1 million at June 30, 2016 and December 31, 2015, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.1 million and $978,000 as of June 30, 2016 and December 31, 2015, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2016
AQR Pass	$22,414	$—	$—	$6,764	$8,361	$—	$—	$—	$37,539
AQR Special Mention	—	—	—	—	—	—	—	—	—
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total	$26,648	$—	$—	$6,764	$8,361	$—	$—	$—	$41,773
December 31, 2015
AQR Pass	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280
Total	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of June 30, 2016 and December 31, 2015, 16% and 48% of net nonperforming loans, which totaled $9.6 million and $2.1 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the second quarter of 2016 was zero as compared to negative 0.01% during the same period in 2015.
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
The unallocated portion of the Allowance as a percentage of the total Allowance was 8% at June 30, 2016 and December 31, 2015, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. Management assesses credit impairment for the loans that were acquired from Alaska Pacific as part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. As of June 30, 2016, $858,000 of the original $141.5 million of purchased loans, or .61%, have migrated from pass grade loans to substandard loans. As of December 31, 2015, $1.0 million of the original $141.5 million of purchase loans, or 0.73%, have migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of June 30, 2016, and have been evaluated for specific impairment as part of the calculation of the allowance for loan losses. There was no specific impairment on these loans at December 31, 2015 or June 30, 2016.
There was no allowance related to acquired loans at June 30, 2016.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$18,183	$16,947	$18,153	$16,723
Charge-offs:
Commercial	135	—	868	107
Real estate term other	—	—	—	81
Consumer other	—	—	1	—
Total charge-offs	135	—	869	188
Recoveries:
Commercial	135	91	193	158
Real estate term other	—	—	—	17
Consumer other	2	4	5	6
Total recoveries	137	95	198	181
Net, charge-offs	(2)	(95)	671	7
Provision for loan losses	200	376	903	702
Balance at end of period	$18,385	$17,418	$18,385	$17,418
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $14.9 million, or 1%, to $1.3 billion at June 30, 2016 from $1.2 billion at December 31, 2015, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2016		December 31, 2015
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$461,970	37%	$430,191	35%
Interest-bearing demand	183,885	15%	209,291	17%
Savings deposits	231,246	18%	227,969	18%
Money market deposits	241,334	19%	236,675	19%
Time deposits	137,253	11%	136,666	11%
Total deposits	$1,255,688		$1,240,792
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 89% of total deposits June 30, 2016 and December 31, 2015, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2016, the Company had $137.3 million in certificates of deposit as compared to certificates of deposit of $136.7 million at December 31, 2015. At June 30, 2016, $87.7 million, or 64%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $87.3 million, or 64%, of total certificates of deposit at December 31, 2015. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2016 and December 31, 2015, was $86.3 million and $84.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2016:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$31,531	37%
Over 3 through 6 months	11,326	13%
Over 6 through 12 months	14,289	17%
Over 12 months	29,174	33%
Total	$86,320	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2016 or December 31, 2015.
Borrowings
FHLB. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At June 30, 2016, our maximum borrowing line from the FHLB was $531.4 million, approximating 35% of eligible assets, subject to the FHLB's collateral requirements. The Company has outstanding FHLB advances totaling $4.4 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively which are included in borrowings. These advances were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance that has an eighteen year term with a 30 year amortization period and a fixed interest rate of 3.12%, that mirrors the term of the loan made to the borrower. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period and a fixed interest rate of 2.61%, that mirrors the term of the loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $26.0 million and $31.4 million, for June 30, 2016 and December 31, 2015, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending June 30, 2016 and 2015 was $26.4 million and $16.5 million, respectively, and $26.8 million and $17.2 million, respectively, during the six month periods ending June 30, 2016 and 2015. The maximum outstanding at any month-end was $27.5 million and $17.9 million, respectively, during the three month periods ending June 30, 2016 and 2015 and $28.2 million and $18.3 million, respectively, for the six month periods ending June 30, 2016 and 2015. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% and 0.09% for the three months ended June 30, 2016 and 2015, respectively, and 0.11% and 0.10% for the six months ended June 30, 2016 and 2015, respectively. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

At June 30, 2016 and December 31, 2015, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $226.3 million and $224.9 million at June 30, 2016 and December 31, 2015, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of June 30, 2016 and December 31, 2015, respectively.
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

The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2016 were $227.6 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2016 were $1.3 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $8.4 million for the first six months of 2016 primarily due to cash used in the connection with the origination of loans held for sale being partially offset by the cash proceeds received in connection with net sales of loans held for sale. Net cash provided by investing activities was $15.4 million for the same period, primarily due to cash received from decreased net loans and proceeds from calls, sales, and maturities of available for sale securities being partially offset by cash used in the purchases of investment securities available for sale. Net cash provided by financing activities was $9.0 million, primarily due to cash provided by an increase in deposits being partially offset by cash used in connection with a decrease in securities sold under repurchase agreements.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2016, our funds available for borrowing under our existing lines of credit were $613.5 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company did not issue any shares of its common stock in the first six months of 2016 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2016, the Company had 6,877,140 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At June 30, 2016, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2016.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

June 30, 2016
Common equity tier 1 capital	4.50%	6.50%	12.48%	12.51%
Tier 1 risk-based capital	6.00%	8.00%	13.85%	12.51%
Total risk-based capital	8.00%	10.00%	15.11%	13.76%
Leverage ratio	4.00%	5.00%	12.10%	10.90%
December 31, 2015
Common equity tier 1 capital	4.50%	6.50%	12.01%	12.21%
Tier 1 risk-based capital	6.00%	8.00%	13.34%	12.16%
Total risk-based capital	8.00%	10.00%	14.60%	13.41%
Leverage ratio	4.00%	5.00%	11.20%	10.18%

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
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2016 and December 31, 2015, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $227.6 million and $228.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $112,000 at June 30, 2016 and $114,000 at December 31, 2015, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
At June 30, 2016 the Company has capital commitments of $58,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the third quarter of 2016.
There were no material changes outside of the ordinary course of business to any of our material contractual obligations during the first quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2016 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2016, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors have not materially changed as of June 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the six months ending June 30, 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Benjamin Craig dated April 15, 2016 (incorporated by reference to the Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2016)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
NORTHRIM BANCORP, INC.

August 8, 2016	By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)