Form 10-Q
period 2016-09-30
NORTHRIM BANCORP INC
filed 2016-11-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 8, 2016 was 6,897,890.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$37,955	$30,989
Interest bearing deposits in other banks	7,911	27,684

Investment securities available for sale, at fair value	300,357	291,113
Investment securities held to maturity, at amortized cost	900	903
Total portfolio investments	301,257	292,016

Investment in Federal Home Loan Bank stock	1,965	1,816

Loans held for sale	76,452	50,553

Loans	997,076	980,787
Allowance for loan losses	(19,479)	(18,153)
Net loans	977,597	962,634
Purchased receivables, net	15,500	13,326
Other real estate owned, net	2,824	3,053
Premises and equipment, net	39,102	40,217
Mortgage servicing rights, at fair value	3,196	1,654
Goodwill	15,017	22,334
Other intangible assets, net	1,337	1,442
Other assets	60,007	51,774
Total assets	$1,540,120	$1,499,492
LIABILITIES
Deposits:
Demand	$474,971	$430,191
Interest-bearing demand	194,426	209,291
Savings	236,821	227,969
Money market	242,102	236,675
Certificates of deposit less than $100,000	47,510	52,505
Certificates of deposit $100,000 and greater	82,536	84,161
Total deposits	1,278,366	1,240,792
Securities sold under repurchase agreements	27,701	31,420
Borrowings	4,350	2,120
Junior subordinated debentures	18,558	18,558
Other liabilities	25,387	29,388
Total liabilities	1,354,362	1,322,278
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,882,482 and 6,877,140 shares issued and outstanding at September 30, 2016 and December 31, 2015	6,882	6,877
Additional paid-in capital	62,851	62,420
Retained earnings	114,940	108,150
Accumulated other comprehensive income (loss)	637	(412)
Total Northrim BanCorp shareholders' equity	185,310	177,035
Noncontrolling interest	448	179
Total shareholders' equity	185,758	177,214
Total liabilities and shareholders' equity	$1,540,120	$1,499,492
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans and loans held for sale	$13,866	$14,484	$41,354	$42,086
Interest on investment securities available for sale	930	844	2,863	2,488
Interest on investment securities held to maturity	14	13	41	61
Interest on deposits in other banks	50	47	138	82
Total Interest Income	14,860	15,388	44,396	44,717
Interest Expense
Interest expense on deposits, borrowings and junior subordinated debentures	647	706	1,930	2,208
Net Interest Income	14,213	14,682	42,466	42,509
Provision for loan losses	652	676	1,555	1,378
Net Interest Income After Provision for Loan Losses	13,561	14,006	40,911	41,131
Other Operating Income
Mortgage banking income	8,341	8,138	22,547	23,303
Employee benefit plan income	999	1,004	2,899	2,712
Bankcard fees	687	689	1,995	1,947
Purchased receivable income	579	587	1,644	1,738
Service charges on deposit accounts	516	559	1,525	1,617
Gain (loss) on sale of securities, net	—	4	(11)	134
Other income	813	1,426	2,305	3,054
Total Other Operating Income	11,935	12,407	32,904	34,505
Other Operating Expense
Salaries and other personnel expense	12,158	11,440	35,420	33,115
Compensation expense - RML acquisition payments	3,250	780	4,067	2,869
Occupancy expense	1,567	1,522	4,872	4,720
Data processing expense	1,121	1,043	3,351	3,243
Professional and outside services	761	642	2,252	2,184
Marketing expense	500	565	1,853	1,824
Insurance expense	265	406	844	1,075
Intangible asset amortization expense	35	73	106	218
Loss on sale of premises and equipment	6	—	365	7
OREO (income) expense, net rental income and gains on sale	(32)	152	70	328
Other operating expense	1,555	1,580	4,726	4,835
Total Other Operating Expense	21,186	18,203	57,926	54,418
Income Before Provision for Income Taxes	4,310	8,210	15,889	21,218
Provision for income taxes	1,027	2,678	4,594	7,111
Net Income	3,283	5,532	11,295	14,107
Less: Net income attributable to the noncontrolling interest	188	197	474	431
Net Income Attributable to Northrim BanCorp, Inc.	$3,095	$5,335	$10,821	$13,676
Earnings Per Share, Basic	$0.45	$0.78	$1.57	$2.00
Earnings Per Share, Diluted	$0.44	$0.77	$1.55	$1.97
Weighted Average Shares Outstanding, Basic	6,882,482	6,856,059	6,878,921	6,854,862
Weighted Average Shares Outstanding, Diluted	6,973,354	6,952,209	6,968,557	6,941,861
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net income	$3,283	$5,532	$11,295	$14,107
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($148)	$217	$1,644	$953
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense of $0 and $2 for the third quarter of 2016 and 2015, respectively and ($5) and $55 for the nine months ended
September 30, 2016 and 2015, respectively)	—	(2)	6	(79)
Income tax (expense) benefit related to unrealized gains and losses	43	(74)	(601)	(337)
Other comprehensive income (loss), net of tax	(105)	141	1,049	537
Comprehensive income	3,178	5,673	12,344	14,644
Less: comprehensive income attributable to the noncontrolling interest	188	197	474	431
Comprehensive income attributable to Northrim BanCorp, Inc.	$2,990	$5,476	$11,870	$14,213

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2015	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options	23	23	27	—	—	—	50
Excess tax benefits from stock based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Twelve Months Ended December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214

Cash dividend declared	—	—	—	(4,031)	—	—	(4,031)
Stock-based compensation expense	—	—	531	—	—	—	531
Exercise of stock options	5	5	(65)	—	—	—	(60)
Excess tax expense from share-based payment arrangements	—	—	(35)	—	—	—	(35)
Distributions to noncontrolling interest	—	—	—	—	—	(205)	(205)
Other comprehensive income, net of tax	—	—	—	—	1,049	—	1,049
Net income attributable to the noncontrolling interest	—	—	—	—	—	474	474
Net income attributable to Northrim BanCorp, Inc.	—	—	—	10,821	—	—	10,821
Nine Months Ended September 30, 2016	6,882	$6,882	$62,851	$114,940	$637	$448	$185,758

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2016	2015
Operating Activities:
Net income	$11,295	$14,107
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss (gain) on sale of securities, net	11	(134)
Loss on sale of premises and equipment	365	7
Depreciation and amortization of premises and equipment	1,800	1,670
Amortization of software	123	136
Intangible asset amortization	106	218
Amortization of investment security premium, net of discount accretion	3	(196)
Deferred tax liability	(251)	(314)
Stock-based compensation	531	357
Excess tax expense (benefits) from share-based payment arrangements	35	(5)
Deferral of loan fees and costs, net	(204)	(203)
Provision for loan losses	1,555	1,378
Recovery from purchased receivables	(18)	(95)
Gain on sale of loans	(19,426)	(21,181)
Proceeds from the sale of loans held for sale	560,092	592,675
Origination of loans held for sale	(566,565)	(594,225)
Gain on sale of other real estate owned	(239)	(136)
Impairment on other real estate owned	187	360
Net changes in assets and liabilities:
Increase in accrued interest receivable	(54)	(103)
Decrease in other assets	3,926	3,829
Decrease in other liabilities	(10,944)	(5,937)
Net Cash Used in Operating Activities	(17,672)	(7,792)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(90,412)	(107,873)
Purchases of FHLB stock	(151)	—
Proceeds from sales/calls/maturities of securities available for sale	82,812	156,491
Proceeds from calls/maturities of securities held to maturity	—	1,285
Proceeds from maturities of domestic certificates of deposit	—	3,500
Proceeds from redemption of FHLB stock	2	1,588
(Increase) decrease in purchased receivables, net	(2,156)	1,617
Increase in loans, net	(16,515)	(50,359)
Proceeds from sale of other real estate owned	793	1,971
Investment in other real estate owned	(311)	—
Elliott Cove divestiture, net of cash received	—	219
Sales of premises and equipment	1,379	—
Purchases of premises and equipment	(2,429)	(5,461)
Net Cash (Used in) Provided by Investing Activities	(26,988)	2,978
Financing Activities:
Increase in deposits	37,574	85,172
(Decrease) increase in securities sold under repurchase agreements	(3,719)	13,570
Increase (decrease) in borrowings	2,230	(13,846)
Distributions to noncontrolling interest	(205)	(402)
Proceeds from the issuance of common stock	—	97
Excess tax benefits from share-based payment arrangements	(35)	5
Cash dividends paid	(3,992)	(3,772)

Net Cash Provided by Financing Activities	31,853	80,824
Net Change in Cash and Cash Equivalents	(12,807)	76,010
Cash and Cash Equivalents at Beginning of Period	58,673	68,556
Cash and Cash Equivalents at End of Period	$45,866	$144,566

Supplemental Information:
Income taxes paid	$4,412	$4,136
Interest paid	$1,823	$2,174
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$6,809	$55
Transfer of loans to other real estate owned	$201	$1,133
Cash dividends declared but not paid	$39	$34

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2016, are not necessarily indicative of the results anticipated for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Correction of an Error
The Company identified and has corrected an error regarding the accounting for payments to be made by the Company to the four former equity owners of RML that were negotiated as part of the Company’s acquisition of 76.5% of the equity interest in RML on December 1, 2014. Three of the four former equity owners of RML have continuing employment contracts with the Company, and under the terms of the acquisition agreement, the payments are terminated for future periods if any two of these three continuing employees terminate employment before November 30, 2019. The fair value of the estimated payments was recorded as acquisition consideration on December 1, 2014, and accrued as a contingent liability. The Company has determined that these payments are more appropriately accounted for as compensation expense in the period they are incurred. Changes in the value of the contingent liability that was initially recorded when the Company acquired RML have previously been reflected on the Company’s Consolidated Statements of Income in the “Change in fair value, RML earn-out liability” line item in prior periods. As of September 30, 2016, this line item has been renamed to “Compensation expense - RML acquisition payments”, and the payments to the sellers of RML are expensed and recorded in the Consolidated Statements of Income in that same line item. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements contained in this report have been revised for the three- and nine-month periods ended September 30, 2016, and prior period financial statements have not been restated.

The error correction reduces the total purchase price of RML from $29.5 million to $22.2 million and reduces the amount of goodwill recorded in the RML acquisition from $14.8 million to $7.5 million. The error correction eliminates the contingent liability originally recorded as part of the purchase consideration and results in the accrual of compensation expense, which is included in other liabilities on the Consolidated Balance Sheet. Accrued compensation expense related to these payments is $3.3 million as of September 30, 2016 and represents compensation accrued for the period of December 1, 2015 through September 30, 2016. The error correction reduced net income by $1.4 million and covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the accounting treatment of these payments also reduced net income for the third quarter of 2016 by $213,000 for a total decrease in net income of $1.6 million in the third quarter of 2016. The change did not affect the total cash flows from operating, investing or financing activities in the Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and must be applied retrospectively for each period presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

2.  Business Combinations
Residential Mortgage Holding Company, LLC

On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in RML, the parent company of Residential Mortgage. The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's 23.5% equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which was included in the Company's Consolidated Statement of Income in the line item entitled "Gain on purchase of mortgage affiliate". The Company utilized a market value approach to value its 23.5% equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date.

The former owners of RML (the "sellers") receive additional cash proceeds (the “payments”) based on the adjusted earnings of RML in all or a portion of the calendar years 2014, 2015, 2016, 2017, 2018 and 2019. The estimated value of these payments was initially recorded as a $7.3 million contingent liability as of December 1, 2014 as part of its acquisition accounting for future earn-out payments. The total contingent liability as of December 31, 2015 was $6.6 million. For the three- and nine-month periods ended September 30, 2015, the Company recorded adjustments of $780,000 and $2.9 million, respectively, to increase the contingent liability. The increase in the contingent liability resulted from the excess of RML's pretax income for these periods over and above estimates made at the close of the purchase of RML. The Company made its first payment to the sellers in the fourth quarter of 2015 for approximately $4.9 million.

As described in Note 1, the Company has identified that accounting for these payments as purchase consideration was an error at the time of the purchase, and when this error was corrected in the third quarter of 2016, the contingent liability previously recorded for these payments was eliminated. Following the error correction, payments owed to the sellers of RML are recorded as “compensation expense - RML acquisition payments” in the Consolidated Statements of Income and are accrued in other liabilities in the period in which they are incurred. The Company did not restate prior period financial statements for the correction of this error because management determined that the impact was not material.

Per the purchase agreement, the payments are calculated as follows:

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

The Company estimates the amount of compensation expense for RML acquisition payments based on internal projections of adjusted earnings of RML, and this expense was $3.3 million and $4.1 million for the three and nine-month periods ended September 30, 2016, respectively, including $2.8 million in expense to correct the error described in Note 1. The accrued liability relating to the RML acquisition payments is $3.3 million as of September 30, 2016. The RML acquisition payments are paid to the sellers annually in December.

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
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$244,805	$709	$9	$245,505
Municipal securities	9,261	35	27	9,269
U.S. Agency mortgage-backed securities	4	—	—	4
Corporate bonds	40,357	177	—	40,534
Preferred stock	4,922	134	11	5,045
Total securities available for sale	$299,349	$1,055	$47	$300,357
Securities held to maturity
Municipal securities	$900	$32	$—	$932
Total securities held to maturity	$900	$32	$—	$932
December 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$238,116	$150	$830	$237,436
Municipal securities	10,227	117	18	10,326
U.S. Agency mortgage-backed securities	818	1	10	809
Corporate bonds	39,049	57	88	39,018
Preferred stock	3,549	8	33	3,524
Total securities available for sale	$291,759	$333	$979	$291,113
Securities held to maturity
Municipal securities	$903	$56	$—	$959
Total securities held to maturity	$903	$56	$—	$959

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$14,432	$5	$489	$4	$14,921	$9
Municipal Securities	4,859	14	1,479	13	6,338	27
Preferred Stock	1,031	11	—	—	1,031	11
Total	$20,322	$30	$1,968	$17	$22,290	$47

December 31, 2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$146,433	$829	$36	$1	$146,469	$830
Corporate Bonds	19,874	88	—	—	19,874	88
Municipal Securities	4,454	18	—	—	4,454	18
Mortgage-backed Securities	637	9	100	1	737	10
Preferred Stock	2,514	33	—	—	2,514	33
Total	$173,912	$977	$136	$2	$174,048	$979

The unrealized losses on investments in U.S. treasury and government sponsored entities, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At September 30, 2016 and December 31, 2015, respectively, there were eight and thirty-nine available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were two and six securities as of September 30, 2016 and December 31, 2015 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2016 and December 31, 2015, $51.6 million and $59.7 million in securities were pledged for deposits and borrowings.

The amortized cost and estimated fair values of debt securities at September 30, 2016, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$9,998	$10,009	0.84%
1-5 years	234,807	235,496	1.11%
Total	$244,805	$245,505	1.10%
U.S. Agency mortgage-backed securities
1-5 years	$4	$4	1.47%
Total	$4	$4	1.47%
Corporate bonds
Within 1 year	$6,613	$6,621	1.67%
1-5 years	33,744	33,913	3.87%
Total	$40,357	$40,534	3.51%
Preferred stock
Over 10 years	$4,922	$5,045	6.41%
Total	$4,922	$5,045	6.41%
Municipal securities
Within 1 year	$476	$476	2.10%
1-5 years	7,655	7,704	2.91%
5-10 years	2,030	2,021	4.13%
Total	$10,161	$10,201	3.12%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the nine months ending September 30, 2016 and 2015, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2016
Available for sale securities	$5,785	$12	$23
2015
Available for sale securities	$3,633	$134	$—

A summary of interest income for the nine months ending September 30, 2016 and 2015, on available for sale investment securities is as follows:

(In Thousands)	2016	2015
US Treasury and government sponsored entities	$1,979	$1,713
U.S. Agency mortgage-backed securities	4	20
Other	667	507
Total taxable interest income	$2,650	$2,240
Municipal securities	$213	$248
Total tax-exempt interest income	$213	$248
Total	$2,863	$2,488

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2016
AQR Pass	$322,095	$33,030	$70,179	$149,409	$288,766	$41,660	$24,945	$26,014	$956,098
AQR Special Mention	766	—	—	693	—	204	135	6	1,804
AQR Substandard	19,771	3,972	1,912	16,839	209	—	877	2	43,582
Subtotal	$342,632	$37,002	$72,091	$166,941	$288,975	$41,864	$25,957	$26,022	$1,001,484
Less: Unearned origination fees, net of origination costs									(4,408)
Total loans									$997,076
December 31, 2015
AQR Pass	$313,689	$44,488	$74,931	$112,248	$313,710	$37,938	$26,015	$28,882	$951,901
AQR Special Mention	536	—	—	—	—	91	171	10	808
AQR Substandard	15,309	—	—	16,515	359	—	487	20	32,690
Subtotal	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Less: Unearned origination fees, net of origination costs									(4,612)
Total loans									$980,787
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
Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $9.3 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	September 30, 2016	December 31, 2015
Commercial	$4,384	$3,013
Real estate construction one-to-four family	3,972	—
Real estate construction other	1,912	—
Real estate term owner occupied	32	38
Real estate term non-owner occupied	209	359
Consumer secured by 1st deeds of trust	376	256
Consumer other	—	20
Total nonaccrual loans	$10,885	$3,686
Government guarantees on nonaccrual loans	(1,624)	(1,561)
Net nonaccrual loans	$9,261	$2,125

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
September 30, 2016
Commercial	$332	$308	$—	$640	$4,384	$337,608	$342,632
Real estate construction one-to-four family	—	—	—	—	3,972	33,030	37,002
Real estate construction other	—	—	—	—	1,912	70,179	72,091
Real estate term owner occupied	—	—	—	—	32	166,909	166,941
Real estate term non-owner occupied	—	—	—	—	209	288,766	288,975
Real estate term other	141	299	—	440	—	41,424	41,864
Consumer secured by 1st deed of trust	138	10	—	148	376	25,433	25,957
Consumer other	61	1		62	—	25,960	26,022
Subtotal	$672	$618	$—	$1,290	$10,885	$989,309	$1,001,484
							(4,408)
Total							$997,076
December 31, 2015
Commercial	$242	$21	$—	$263	$3,013	$326,258	$329,534
Real estate construction one-to-four family	—	—	—	—	—	44,488	44,488
Real estate construction other	—	—	—	—	—	74,931	74,931
Real estate term owner occupied	—	—	—	—	38	128,725	128,763
Real estate term non-owner occupied	—	—	—	—	359	313,710	314,069
Real estate term other	289	—	—	289	—	37,740	38,029
Consumer secured by 1st deed of trust	568	—	—	568	256	25,849	26,673
Consumer other	30	—	—	30	20	28,862	28,912
Subtotal	$1,129	$21	$—	$1,150	$3,686	$980,563	$985,399
							(4,612)
Total							$980,787

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

At September 30, 2016 and December 31, 2015, the recorded investment in loans that are considered to be impaired was $44.8 million and $34.6 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016
With no related allowance recorded
Commercial - AQR special mention	$150	$150	$—
Commercial - AQR substandard	19,623	20,303	—
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner occupied- AQR pass	254	254	—
Real estate term owner occupied- AQR substandard	16,765	16,765	—
Real estate term non-owner occupied- AQR pass	412	412	—
Real estate term non-owner occupied- AQR substandard	204	204	—
Real estate term other - AQR pass	644	644	—
Consumer secured by 1st deeds of trust - AQR substandard	829	852	—
Subtotal	$40,793	$41,496	$—

With an allowance recorded
Real estate construction one-to-four family - AQR substandard	$3,972	$3,972	$535
Subtotal	$3,972	$3,972	$535

Total
Commercial - AQR special mention	$150	$150	$—
Commercial - AQR substandard	19,623	20,303	—
Real estate construction one-to-four family - AQR substandard	3,972	3,972	535
Real estate construction other - AQR substandard	1,912	1,912	—
Real estate term owner-occupied - AQR pass	254	254	—
Real estate term owner-occupied - AQR substandard	16,765	16,765	—
Real estate term non-owner occupied - AQR pass	412	412	—
Real estate term non-owner occupied - AQR substandard	204	204	—
Real estate term other - AQR pass	644	644	—
Consumer secured by 1st deeds of trust - AQR substandard	829	852	—
Total	$44,765	$45,468	$535

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	14,030	14,443	—
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Subtotal	$33,579	$33,992	$—

With an allowance recorded
Commercial - AQR substandard	$1,061	$1,061	$344
Subtotal	$1,061	$1,061	$344

Total
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	15,091	15,504	344
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Total	$34,640	$35,053	$344

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$150	$6	$161	$3
Commercial - AQR substandard	19,681	428	13,661	155
Real estate construction other - AQR pass	—	—	726	13
Real estate construction other - AQR substandard	1,912	—	5,678	—
Real estate term owner occupied- AQR pass	256	10	761	17
Real estate term owner occupied- AQR substandard	16,787	466	5,203	85
Real estate term non-owner occupied- AQR pass	434	36	516	19
Real estate term non-owner occupied- AQR special mention	—	—	101	10
Real estate term non-owner occupied- AQR substandard	210	—	269	—
Real estate term other - AQR pass	653	23	—	—
Real estate term other - AQR special mention	—	—	148	3
Consumer secured by 1st deeds of trust - AQR special mention	—	—	78	1
Consumer secured by 1st deeds of trust - AQR substandard	844	12	461	2
Subtotal	$40,927	$981	$27,763	$308

With an allowance recorded
Commercial - AQR substandard	$—	$—	$944	$—
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Consumer other - AQR substandard	—	—	40	—
Subtotal	$3,972	$—	$984	$—

Total
Commercial - AQR special mention	$150	$6	$161	$3
Commercial - AQR substandard	19,681	428	14,605	155
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	726	13
Real estate construction other - AQR substandard	1,912	—	5,678	—
Real estate term owner-occupied - AQR pass	256	10	761	17
Real estate term owner-occupied - AQR substandard	16,787	466	5,203	85
Real estate term non-owner occupied - AQR pass	434	36	516	19
Real estate term non-owner occupied - AQR special mention	—	—	101	10
Real estate term non-owner occupied - AQR substandard	210	—	269	—
Real estate term other - AQR pass	653	23	—	—
Real estate term other - AQR special mention	—	—	148	3
Consumer secured by 1st deeds of trust - AQR special mention	—	—	78	1
Consumer secured by 1st deeds of trust - AQR substandard	844	12	461	2
Consumer other - AQR substandard	—	—	40	—
Total Impaired Loans	$44,899	$981	$28,747	$308

Nine Months Ended September 30,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$153	$12	$165	$10
Commercial - AQR substandard	18,660	801	9,711	225
Real estate construction one-to-four family - AQR substandard	1,319	—	—	—
Real estate construction other - AQR pass	—	—	744	72
Real estate construction other - AQR substandard	1,912	—	1,913	—
Real estate term owner occupied- AQR pass	420	29	677	46
Real estate term owner occupied- AQR special mention	—	—	90	5
Real estate term owner occupied- AQR substandard	16,491	934	3,720	113
Real estate term non-owner occupied- AQR pass	455	73	534	57
Real estate term non-owner occupied- AQR special mention	—	—	1,444	97
Real estate term non-owner occupied- AQR substandard	223	—	1,423	—
Real estate term other - AQR pass	623	47	—	—
Real estate term other - AQR special mention	58	4	50	3
Real estate term other - AQR substandard	—	—	99	7
Consumer secured by 1st deeds of trust - AQR pass	50	2	80	3
Consumer secured by 1st deeds of trust - AQR substandard	600	20	526	6
Subtotal	$40,964	$1,922	$21,176	$644

With an allowance recorded
Commercial - AQR substandard	$197	$—	$1,863	$—
Real estate construction one-to-four family - AQR substandard	2,653	—	—	—
Real estate term other - AQR substandard	—	—	93	—
Consumer secured by 1st deeds of trust - AQR substandard	97	—	—	—
Consumer other - AQR substandard	—	—	14	—
Subtotal	$2,947	$—	$1,970	$—

Total
Commercial - AQR special mention	$153	$12	$165	$10
Commercial - AQR substandard	18,857	801	11,574	225
Real estate construction one-to-four family - AQR substandard	3,972	—	—	—
Real estate construction other - AQR pass	—	—	744	72
Real estate construction other - AQR substandard	1,912	—	1,913	—
Real estate term owner-occupied - AQR pass	420	29	677	46
Real estate term owner-occupied - AQR special mention	—	—	90	5
Real estate term owner-occupied - AQR substandard	16,491	934	3,720	113
Real estate term non-owner occupied - AQR pass	455	73	534	57
Real estate term non-owner occupied - AQR special mention	—	—	1,444	97
Real estate term non-owner occupied - AQR substandard	223	—	1,423	—
Real estate term other - AQR pass	623	47	—	—
Real estate term other - AQR special mention	58	4	50	3
Real estate term other - AQR substandard	—	—	192	7
Consumer secured by 1st deeds of trust - AQR pass	50	2	80	3
Consumer secured by 1st deeds of trust - AQR substandard	697	20	526	6
Consumer other - AQR substandard	—	—	14	—
Total Impaired Loans	$43,911	$1,922	$23,146	$644

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of September 30, 2016 is $1.2 million.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $16.3 million and $13.7 million at September 30, 2016 and December 31, 2015, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2016 and restructured loans that occurred prior to 2016 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$4,234	$—	$4,234
Subtotal	$4,234	$—	$4,234
Existing Troubled Debt Restructurings	$10,702	$1,319	$12,021
Total	$14,936	$1,319	$16,255
The following table presents newly restructured loans that occurred during the nine months ended September 30, 2016, by concession (terms modified):

		September 30, 2016
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$—	$4,234	$—	$4,234
Total	1	$—	$—	$4,234	$—	$4,234
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$—	$4,234	$—	$4,234
Total	1	$—	$—	$4,234	$—	$4,234
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the nine months ended September 30, 2016 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at September 30, 2016 and December 31, 2015, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending September 30, 2016 and December 31, 2015, respectively.

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Charge-Offs	—	—	—	—	—	—	(22)	—	—	(22)
Recoveries	450	—	—	—	—	—	—	14	—	464
Provision (benefit)	(278)	306	312	314	103	73	2	(28)	(152)	652
Balance, end of period	$6,039	$1,198	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$19,479
Balance, end of period:
Individually evaluated
for impairment	$—	$535	$—	$—	$—	$—	$—	$—	$—	$535
Balance, end of period:
Collectively evaluated
for impairment	$6,039	$663	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$18,944
2015
Balance, beginning of period	$5,687	$689	$1,863	$1,470	$4,888	$671	$265	$415	$1,470	$17,418
Charge-Offs	(367)	—	—	—	—	—	(28)	(5)	—	(400)
Recoveries	152	—	—	—	—	—	—	2	—	154
Provision (benefit)	308	202	(81)	54	54	(69)	31	64	113	676
Balance, end of period	$5,780	$891	$1,782	$1,524	$4,942	$602	$268	$476	$1,583	$17,848
Balance, end of period:
Individually evaluated
for impairment	$433	$—	$—	$—	$—	$—	$—	$80	$—	$513
Balance, end of period:
Collectively evaluated
for impairment	$5,347	$891	$1,782	$1,524	$4,942	$602	$268	$396	$1,583	$17,335

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(868)	—	—	—	—	—	(22)	(1)	—	(891)
Recoveries	643	—	—	—	—	—	—	19	—	662
Provision (benefit)	358	344	(30)	942	(114)	115	84	(9)	(135)	1,555
Balance, end of period	$6,039	$1,198	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$19,479
Balance, end of period:
Individually evaluated
for impairment	$—	$535	$—	$—	$—	$—	$—	$—	$—	$535
Balance, end of period:
Collectively evaluated
for impairment	$6,039	$663	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$18,944
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(474)	—	—	—	—	(81)	(28)	(5)	—	(588)
Recoveries	310	—	—	—	—	17	—	8	—	335
Provision (benefit)	301	247	129	(56)	238	10	11	63	435	1,378
Balance, end of period	$5,780	$891	$1,782	$1,524	$4,942	$602	$268	$476	$1,583	$17,848
Balance, end of period:
Individually evaluated
for impairment	$433	$—	$—	$—	$—	$—	$—	$80	$—	$513
Balance, end of period:
Collectively evaluated
for impairment	$5,347	$891	$1,782	$1,524	$4,942	$602	$268	$396	$1,583	$17,335

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2016
Balance, end of period	$342,632	$37,002	$72,091	$166,941	$288,975	$41,864	$25,957	$26,022	$1,001,484
Balance, end of period:
Individually evaluated
for impairment	$19,773	$3,972	$1,912	$17,019	$616	$644	$829	$—	$44,765
Balance, end of period:
Collectively evaluated
for impairment	$322,859	$33,030	$70,179	$149,922	$288,359	$41,220	$25,128	$26,022	$956,719
December 31, 2015
Balance, end of period	$329,534	$44,488	$74,931	$128,763	$314,069	$38,029	$26,673	$28,912	$985,399
Balance, end of period:
Individually evaluated
for impairment	$15,248	$—	$—	$17,229	$825	$790	$548	$—	$34,640
Balance, end of period:
Collectively evaluated
for impairment	$314,286	$44,488	$74,931	$111,534	$313,244	$37,239	$26,125	$28,912	$950,759

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2016
Individually evaluated for impairment:
AQR Substandard	$—	$535	$—	$—	$—	$—	$—	$—	$—	$535
Collectively: evaluated for impairment:
AQR Pass	6,015	663	1,409	2,575	5,401	739	323	406	—	17,531
AQR Special Mention	20	—	—	24	—	4	3	—	—	51
AQR Substandard	4	—	—	—	—	—	—	—	—	4
Unallocated	—	—	—	—	—	—	—	—	1,358	1,358
	$6,039	$1,198	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$19,479
December 31, 2015
Individually evaluated for impairment:
AQR Substandard	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Collectively: evaluated for impairment:
AQR Pass	5,543	854	1,439	1,657	5,515	624	261	397	—	16,290
AQR Special Mention	11	—	—	—	—	4	3	—	—	18
AQR Substandard	8	—	—	—	—	—	—	—	—	8
Unallocated	—	—	—	—	—	—	—	—	1,493	1,493
	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2016, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2016 or December 31, 2015, respectively, and there were no restructured purchased receivables at September 30, 2016 or December 31, 2015.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2016, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2016	December 31, 2015
Purchased receivables	$15,663	$13,507
Reserve for purchased receivable losses	(163)	(181)
Total	$15,500	$13,326

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine month periods ending September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$163	$247	$181	$289
Charge-offs	—	—	—	—
Recoveries	—	—	—	30
Charge-offs net of recoveries	—	—	—	30
Reserve for (recovery from) purchased receivables	—	(23)	(18)	(95)
Balance at end of period	$163	$224	$163	$224

The Company did not record any charge-offs in the first nine months of 2016 and 2015, respectively.

8.  Derivatives
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $303,000 and $216,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of September 30, 2016 and December 31, 2015, respectively.
The Company had interest rate swaps with an aggregate notional amount of $19.5 million and $21.3 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to commercial loan customers totaling $9.8 million, and two fixed to variable rate swaps with a counterparty totaling $9.8 million. Changes in fair value from these four interest rate swaps offset each other in the first nine months of 2016. The Company did not recognize any fee income related to interest rate swaps in the three or nine month periods ending September 30, 2016 or 2015, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as retail interest rate contracts in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $72.3 million and $71.3 million at September 30, 2016 and December 31, 2015, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2016 and December 31, 2015:

(In Thousands)	Asset Derivatives
		September 30, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other assets	$296	$125
Interest rate lock commitments	Other assets	1,764	1,514
Total		$2,060	$1,639

(In Thousands)	Liability Derivatives
		September 30, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other liabilities	$296	$125
Retail interest rate contracts	Other liabilities	134	91
Total		$430	$216
The following table presents the net gains of derivatives not designated as hedging instruments for the nine month periods ending September 30, 2016 and 2015, respectively:

(In Thousands)	Income Statement Location	September 30, 2016	September 30, 2015
Interest rate contracts	Mortgage banking income	($1,533)	($569)
Interest rate lock commitments	Mortgage banking income	239	887
Total		($1,294)	$318
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of September 30, 2016 and December 31, 2015, respectively:

September 30, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$296	$—	$296	$—	$—	$296

Liability Derivatives
Commercial interest rate swaps	$296	$—	$296	$—	$296	$—
Retail interest rate contracts	134	—	134	—	—	134

December 31, 2015				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$125	$—	$125	$—	$—	$125

Liability Derivatives
Commercial interest rate swaps	$125	$—	$125	$—	$125	$—
Retail interest rate contracts	91	—	91	—	—	91
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended September 30, 2016 and 2015, the Company recognized $34,000 and $22,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2016 and 2015, the Company recognized $121,000 and $66,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company issued 5,342 shares from the exercise of stock options for both the three and nine month ended September 30, 2016. Proceeds from the exercise of stock options in both the three and nine months ended September 30, 2016 were $847,000. The Company withheld $907,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2016.

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
There were no stock options granted in the first nine months of 2016 and 2015, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2016 and 2015, the Company recognized $120,000 and $98,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2016 and 2015, the Company recognized $410,000 and $291,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first nine months of 2016 and 2015, respectively.

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
Accrued liability, RML acquisition payments: The carrying value of the accrued liability for estimated acquisition payments represents management's estimate of amounts owed to the sellers that are earned, but unpaid, as of the balance sheet date. Adjustments to the liability are reported in other operating expense. The fair value for this liability represents management's estimate of the total amount owed to the sellers that is earned as of the balance sheet date plus management's estimate of amounts that will be earned and paid to the sellers under the terms of the acquisition RML agreement for future periods. The estimate is based on management's assessment of expected pre-tax income at RML over the remaining earn out period. Inputs to this assessment include the general economic conditions in our markets that impact mortgage loan originations, current and anticipated trends in local market demand for mortgage, including interest rates, and RML's estimated market share.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2016		December 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$45,866	$45,866	$58,673	$58,673
Investment securities	52,641	52,641	43,033	43,033

Level 2 inputs:
Investment securities	248,616	248,648	248,983	249,039
Investment in Federal Home Loan Bank stock	1,965	1,965	1,816	1,816
Accrued interest receivable	3,674	3,674	3,620	3,620
Commercial interest rate swaps	296	296	125	125

Level 3 inputs:
Loans and loans held for sale	1,073,528	1,072,547	1,031,340	1,033,551
Purchased receivables, net	15,500	15,500	13,326	13,326
Interest rate lock commitments	1,764	1,764	1,514	1,514
Mortgage servicing rights	3,196	3,196	1,654	1,654

Financial liabilities:
Level 2 inputs:
Deposits	$1,278,366	$1,278,081	$1,240,792	$1,240,223
Securities sold under repurchase agreements	27,701	27,701	31,420	31,420
Borrowings	4,350	4,461	2,120	2,101
Accrued interest payable	163	163	56	56
Commercial interest rate swaps	296	296	216	216
Retail interest rate contracts	134	134	91	91
Level 3 inputs:
Accrued liability, RML acquisition payments	3,274	7,949	6,624	6,624
Junior subordinated debentures	18,558	20,418	18,558	17,433

Unrecognized financial instruments:
Commitments to extend credit(1)	$222,438	$2,224	$222,387	$2,224
Standby letters of credit(1)	9,135	91	6,399	64
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$245,505	$30,224	$215,281	$—
Municipal securities	9,269	—	9,269	—
U.S. Agency mortgage-backed securities	4	—	4	—
Corporate bonds	40,534	17,372	23,162	—
Preferred stock	5,045	5,045	—	—
Total available for sale securities	$300,357	$52,641	$247,716	$—
Commercial interest rate swaps	$296	$—	$296	$—
Interest rate lock commitments	1,764	—	—	1,764
Mortgage servicing rights	3,196	—	—	3,196
Total other assets	$5,256	$—	$296	$4,960
Liabilities:
Commercial interest rate swaps	$296	$—	$296	$—
Retail interest rate contracts	134	—	134	—
Total other liabilities	$430	$—	$430	$—
December 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$237,436	$35,008	$202,428	$—
Municipal securities	10,326	—	10,326	—
U.S. Agency mortgage-backed securities	809	—	809	—
Corporate bonds	39,018	4,501	34,517	—
Preferred stock	3,524	3,524	—	—
Total available for sale securities	$291,113	$43,033	$248,080	$—
Commercial interest rate swaps	$125	$—	$125	$—
Interest rate lock commitments	1,514	—	—	1,514
Mortgage servicing rights	1,654	—	—	1,654
Total other assets	$3,293	$—	$125	$3,168
Liabilities:
Commercial interest rate swaps	$125	$—	$125	$—
Retail interest rate contracts	91	—	91	—
Total other liabilities	$216	$—	$216	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine month periods ended September 30, 2016 and 2015, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2016
Interest rate lock commitments	$2,580	($589)	$6,003	($6,230)	$1,764	$1,764
Mortgage servicing rights	2,602	(166)	760	—	3,196	—
Total	$5,182	($755)	$6,763	($6,230)	$4,960	$1,764
Three Months Ended September 30, 2015
Interest rate lock commitments	$1,487	($660)	$5,358	($4,398)	$1,787	$1,787
Mortgage servicing rights	942	(27)	284	—	1,199	—
Total	$2,429	($687)	$5,642	($4,398)	$2,986	$1,787

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2016
Interest rate lock commitments	$1,514	($1,647)	$16,446	($14,549)	$1,764	$1,764
Mortgage servicing rights	1,654	(523)	2,065	—	3,196	—
Total	$3,168	($2,170)	$18,511	($14,549)	$4,960	$1,764
Nine Months Ended September 30, 2015
Interest rate lock commitments	$841	($1,792)	$16,250	($13,512)	$1,787	$1,787
Mortgage servicing rights	1,010	(105)	294	—	1,199	—
Total	$1,851	($1,897)	$16,544	($13,512)	$2,986	$1,787

As of and for the periods ending September 30, 2016 and December 31, 2015, respectively, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
September 30, 2016
Loans measured for impairment	$3,972	$—	$—	$3,972	$191
Other real estate owned	1,700	—	—	1,700	187
Total	$5,672	$—	$—	$5,672	$378
December 31, 2015
Loans measured for impairment	$1,061	$—	$—	$1,061	$269
Other real estate owned	830	—	—	830	361
Total	$1,891	$—	$—	$1,891	$630

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	9%
Interest rate lock commitment	External pricing model	Pull through rate	92.71%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11.89% - 21.73%
		Discount rate	8.79% - 10.50%

11.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2016, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,267	$593	$14,860
Interest expense	366	281	647
Net interest income	13,901	312	14,213
Provision for loan losses	652	—	652
Other operating income	3,594	8,341	11,935
Compensation expense - RML acquisition payments	3,250	—	3,250
Other operating expense	11,649	6,287	17,936
Income before provision for income taxes	1,944	2,366	4,310
Provision for income taxes	50	977	1,027
Net income	1,894	1,389	3,283
Less: net income attributable to the noncontrolling interest	188	—	188
Net income attributable to Northrim BanCorp, Inc.	$1,706	$1,389	$3,095

	Three Months Ended September 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,882	$506	$15,388
Interest expense	457	249	706
Net interest income	14,425	257	14,682
Provision for loan losses	676	—	676
Other operating income	4,269	8,138	12,407
Compensation expense - RML acquisition payments	780	—	780
Other operating expense	11,853	5,570	17,423
Income before provision for income taxes	5,385	2,825	8,210
Provision for income taxes	1,513	1,165	2,678
Net income	3,872	1,660	5,532
Less: net income attributable to the noncontrolling interest	197	—	197
Net income attributable to Northrim BanCorp, Inc.	$3,675	$1,660	$5,335

	Nine Months Ended September 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$42,962	$1,434	$44,396
Interest expense	1,299	631	1,930
Net interest income	41,663	803	42,466
Provision for loan losses	1,555	—	1,555
Other operating income	10,357	22,547	32,904
Compensation expense - RML acquisition payments	4,067	—	4,067
Other operating expense	36,459	17,400	53,859
Income before provision for income taxes	9,939	5,950	15,889
Provision for income taxes	2,140	2,454	4,594
Net income	7,799	3,496	11,295
Less: net income attributable to the noncontrolling interest	474	—	474
Net income attributable to Northrim BanCorp, Inc.	$7,325	$3,496	$10,821

	Nine Months Ended September 30, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$43,227	$1,490	$44,717
Interest expense	1,302	906	2,208
Net interest income	41,925	584	42,509
Provision for loan losses	1,378	—	1,378
Other operating income	11,202	23,303	34,505
Compensation expense - RML acquisition payments	2,869	—	2,869
Other operating expense	35,106	16,443	51,549
Income before provision for income taxes	13,774	7,444	21,218
Provision for income taxes	4,038	3,073	7,111
Net income	9,736	4,371	14,107
Less: net income attributable to the noncontrolling interest	431	—	431
Net income attributable to Northrim BanCorp, Inc.	$9,305	$4,371	$13,676

September 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,440,441	$99,679	$1,540,120
Loans held for sale	$—	$76,452	$76,452

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2015.

Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
According to the Alaska Department of Labor, preliminary data shows that average employment in the Alaska economy was down an estimated 0.20% in the first nine months of 2016 as compared to the same period in 2015 as job losses in the oil and gas industry, construction, state government and professional and business services continue to be partially offset by growth in retail trade, health care, and leisure and hospitality jobs. However, estimated employment as of the end of September 2016 compared to September 2015 was down 1.0%. While the decreases in both average and period end estimated employment represent a more moderate overall impact from the decrease in the global price of oil compared to what other energy producing regions in the nation have experienced thus far, this is a larger decline than was originally predicted for 2016.
Highlights and Summary of Performance - Third Quarter of 2016
Net income attributable to the Company in the third quarter of 2016 was $3.1 million, or $0.44 per diluted share, compared to $5.3 million, or $0.77 per diluted share, in the third quarter of 2015. This decrease in net income attributable to the Company was mainly the result of a one-time, non-cash accounting error correction, higher operating expenses, and a decrease in net interest margin and mortgage income primarily due to slowing loan growth in both the commercial and mortgage market in Alaska.

•
Year-to-date net income attributable to the Company decreased 21% to $10.8 million, or $1.55 per diluted share at September 30, 2016, from $13.7 million, or $1.97 per diluted share at September 30, 2015.

•
Total revenues, which include net interest income plus other operating income, decreased 3% to $26.1 million in the third quarter of 2016 from total revenues of $27.1 million in the third quarter a year ago, mainly as a result of less gain on sale of loans acquired from Alaska Pacific Bancshares, Inc.

•	Average portfolio loans decreased $3.1 million to $979.2 million for the third quarter of 2016 as compared to $982.3 million for the third quarter of 2015.

•
Net interest income decreased 3% to $14.2 million in the third quarter of 2016, compared to $14.7 million in the quarter ended September 30, 2015 primarily due to a decrease in the yield on portfolio loans in the second quarter of 2016.

•
Northrim paid a quarterly cash dividend of $0.20 per share in September of 2016, compared to the $0.19 per share dividend paid in September 2015. The dividend provides a yield of approximately 3.3% at current market share prices.

•	Book value per share increased to $26.99 at the end of the third quarter of 2016 as compared to $25.77 at December 31, 2015.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2016, of 14.24%, compared to 13.34% at December 31, 2015.

The Company reported net income attributable to the Company and diluted earnings per share of $3.1 million and $0.44, respectively, for the third quarter of 2016 compared to net income and diluted earnings per share of $5.3 million and $0.77, respectively, for the third quarter of 2015. The Company reported net income and diluted earnings per share of $10.8 million and $1.55, respectively year to date as of September 30, 2016 compared to net income and diluted earnings per share of $13.7 million and $1.97, respectively, for the same period in 2015. The Company’s total assets were $1.5 billion at September 30, 2016 and December 31, 2015, respectively. Loans increased to $997.1 million at September 30, 2016 as compared to $980.8 million at December 31, 2015, mainly due to an increase in commercial real estate owner-occupied loans in the first nine months of 2016.

The Company's shareholders' equity to total assets was 12.06% and 11.82% at September 30, 2016 and December 31, 2015, respectively. The accounting correction resulted in the Company’s return on average equity and return on average assets being lower by 180 basis points and 25 basis points , respectively, than they would have been without the accounting correction.
Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average assets	0.81%	1.42%	0.96%	1.26%
Return on average shareholders' equity	6.73%	12.37%	7.93%	10.85%
Dividend payout ratio	44.98%	24.63%	37.23%	27.82%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2016 increased $6.9 million, or 133% to $12.1 million as compared to $5.2 million at December 31, 2015, primarily as a result of the addition of two lending relationships to nonaccrual loans totaling $8.1 million. One $5.9 million relationship is related to a residential land development project in the greater Anchorage market. The loan has been included in adversely classified loans since December 31, 2015. The other $2.2 million relationship is made up of three loans to a commercial business in the transportation industry, and these loans have been adversely classified loans since March 31, 2016. The increase in nonaccrual loans was partially offset by a decrease in other real estate owned ("OREO") which decreased $229,000 to $2.8 million at September 30, 2016 as compared to $3.1 million at December 31, 2015, respectively. Nonperforming purchased receivables were zero at both September 30, 2016 and December 31, 2015.
The following table summarizes OREO activity for the three and nine month periods ending September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Balance, beginning of the period	$2,558	$2,807	$3,053	$4,607
Transfers from loans	201	796	201	1,133
Proceeds from the sale of other real estate owned	(316)	—	(793)	(1,971)
Gain on sale of other real estate owned, net	127	—	239	136
Deferred gain on sale of other real estate owned	—	—	—	(34)
Impairment on other real estate owned	(57)	(92)	(187)	(360)
Balance at end of period	$2,824	$3,511	$2,824	$3,511
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2016, management had identified potential problem loans of $32.2 million as compared to potential problem loans of $28.9 million at December 31, 2015. The increase in potential problem loans from December 31, 2015 to September 30, 2016 is primarily the result of one $4.7 million relationship with a commercial business that provides equipment rental services to the oil and gas industry.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $14.9 million in loans classified as TDRs that were performing and $1.3 million in TDRs included in nonaccrual loans at September 30, 2016 for a total of approximately $16.2 million. At December 31, 2015 there were $11.8 million in loans classified as TDRs that were performing and $1.9 million in TDRs included in nonaccrual loans for a total of $13.7 million. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.
RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the third quarter of 2016 decreased $2.2 million, or 42%, to $3.1 million as compared to $5.3 million for the same period in 2015. Net income attributable to the Company for the nine months ended September 30, 2016 decreased $2.9 million, or 21%, to $10.8 million as compared to the same period in 2015. The decrease in net income attributable to the Company for the three and nine month periods ending September 30, 2016 as compared to the same periods of 2015 was primarily the result of a one-time, non-cash accounting error correction, higher operating expenses, and a decrease in net interest margin and mortgage income primarily due to slowing loan growth in both the commercial and mortgage market in Alaska.
Net Interest Income/Net Interest Margin
Net interest income for the third quarter of 2016 decreased $469,000, or 3%, to $14.2 million as compared to $14.7 million for the third quarter in 2015. Net interest income was relatively flat at $42.5 million in both the first nine months of 2016 and 2015. Net interest margin decreased 21 basis points to 4.11% in the third quarter of 2016 as compared to 4.32% in the third quarter of 2015. Net interest margin decreased 17 basis points to 4.18% in the first nine months of 2016 as compared to 4.35% for the same period in 2015. The decrease in net interest income in the three-month period ending September 30, 2016 as compared to the same period in 2015 was primarily the result of the decrease in interest income on average interest-earning assets mainly due to a lower average yield on loans, which was partially offset by higher average portfolio investment balances and lower interest expense on interest-bearing liabilities, primarily due to lower average rates paid on both deposits and borrowings, as well as lower average balances of borrowings in the third quarter of 2016. Net interest income in the nine month period ended September 30, 2016 remained relatively consistent with net interest income in the same period of 2015 primarily as a result of a lower average yield on loans, which was more than offset by higher average portfolio investment balances and lower interest-bearing liabilities primarily due to lower average borrowings in 2016.
Average loan balances, the largest category of interest-earning assets, decreased by $3.1 million to $979.2 million in the three-month period ending September 30, 2016, and increased $11.0 million, or 1%, to $976.3 million in the nine-month period ending September 30, 2016, as compared to the same periods in 2015, respectively. Total interest income from loans decreased $640,000 for the third quarter of 2016 compared to the third quarter of 2015 and decreased $584,000 in the nine-month period ending September 30, 2016 as compared to the same period in 2015 mainly primarily due to a lower yield on loans in 2016. Average loan balances increased in the nine-month period ended September 30, 2016 compared to the same period in 2015 primarily as a result of growth in commercial real estate loans.
Average loans held for sale increased by $10.2 million, or 18% to $66.6 million in the three-month period ending September 30, 2016, and decreased $4.1 million, or 7% to $51.3 million in the nine-month period ending September 30, 2016, as compared to the same periods in 2015, respectively. Total interest income from loans held for sale increased $22,000 for the third quarter of 2016 as compared to the same period in 2015 primarily as a result of the increase in average balances of loans held for sale being partially offset by lower average yields in the third quarter of 2016. Total interest income from loans held for sale decreased $148,000 in the nine-month period ending September 30, 2016 as compared to the same periods in 2015, primarily as a result of the decrease in average balances of loans held for sale. Average balances and net interest income for loans held for sale decreased in the nine-month period ending September 30, 2016 as compared to the same period last year primarily as a result of decreased refinance activity in 2016.
Average total investments increased by $21.6 million, or 7% to $329.7 million in the three-month period ending September 30, 2016, and increased $41.3 million, or 14% to $328.7 million in the nine-month period ending September 30, 2016, as compared to the same periods in 2015. The increase in average investments for the three and six month periods ending June 30, 2016 as compared to the same periods in 2015 was mainly the result of purchases of long-term investments funded by increased deposit balances.
Average interest-bearing liabilities increased $8.4 million, or 1%, to $850.1 million during the third quarter of 2016 and increased $14.7 million, or 2%, to $853.2 million in the nine-month period ending September 30, 2016, as compared to $841.6 million and $838.5 million, for the same periods in 2015, respectively. These increases were primarily the result of increased interest-bearing deposit balances which were partially offset by a decrease in borrowings in 2016. The average cost of interest-

bearing liabilities decreased $59,000, or 8%, and $278,000, or 13% for the three and nine-month periods ending September 30, 2016, as compared to the same periods in 2015, primarily due to decreased average balances for borrowings, as well as decreased average interest rates on deposits in 2016. Interest rates on deposits decreased mainly due to a change in the mix of the Company's deposits in 2016 compared to 2015. Average certificates of deposits accounted for 11% of total average deposits for the third quarters of 2016 and 2015, respectively, and 11% and 12% of total average deposits year-to-date at September 30, 2016 and 2015, respectively. Average non-interest-bearing demand deposits accounted for 37% and 36% of total average deposits for the third quarters of 2016 and 2015, respectively, and 35% of total average deposits year-to-date at September 30, 2016 and 2015, respectively.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended September 30, 2016 and 2015:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2016	2015	$	%	2016	2015	$	%	2016	2015	Change
Loans[1,2]	$979,164	$982,301	($3,137)	—%	$13,289	$13,929	($640)	(5)%	5.44%	5.67%	(0.23)%
Loans held for sale	66,606	56,379	10,227	18%	577	555	22	4%	3.51%	3.90%	(0.39)%

Short-term investments[3]	39,762	74,895	(35,133)	(47)%	50	47	3	6%	0.49%	0.25%	0.24%
Long-term investments[4]	289,938	233,255	56,683	24%	944	857	87	10%	1.42%	1.58%	(0.16)%
Total investments	329,700	308,150	21,550	7%	994	904	90	10%	1.30%	1.25%	0.05%
Interest-earning assets	1,375,470	1,346,830	28,640	2%	14,860	15,388	(528)	(3)%	4.35%	4.58%	(0.23)%
Nonearning assets	149,856	145,747	4,109	3%
Total	$1,525,326	$1,492,577	$32,749	2%

Interest-bearing demand	$189,251	$179,310	$9,941	6%	$17	$15	$2	13%	0.03%	0.03%	—%
Savings deposits	235,133	224,203	10,930	5%	124	116	8	7%	0.10%	0.11%	(0.01)%
Money market deposits	239,469	233,777	5,692	2%	104	102	2	2%	0.09%	0.09%	—%
Time deposits	136,588	146,431	(9,843)	(7)%	228	256	(28)	(11)%	0.66%	0.69%	(0.03)%
Total interest-bearing deposits	800,441	783,721	16,720	2%	473	490	(17)	(3)%	0.23%	0.25%	(0.02)%
Borrowings	49,627	57,916	(8,289)	(14)%	174	216	(42)	(19)%	1.36%	1.45%	(0.09)%
Total interest-bearing liabilities	850,068	841,637	8,431	1%	647	706	(59)	(8)%	0.30%	0.33%	(0.03)%
Demand deposits and other noninterest-bearing liabilities	492,339	479,843	12,496	3%
Equity	182,919	171,097	11,822	7%
Total	$1,525,326	$1,492,577	$32,749	2%
Net interest income					$14,213	$14,682	($469)	(3)%
Net interest margin									4.11%	4.32%	(0.21)%
Average loans to average interest-earning assets	71.19%	72.93%
Average loans to average total deposits	77.48%	79.85%
Average non-interest deposits to average total deposits	36.66%	36.30%
Average interest-earning assets to average interest-bearing liabilities	161.81%	160.03%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $805,000 and $923,000 in the third quarter of 2016 and 2015, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $11.1 million and $4.1 million in the third quarter of 2016 and 2015, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2016 and 2015.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2016 vs. 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($164)	($476)	($640)
Loans held for sale	49	(27)	22
Short-term investments	(3)	6	3
Long-term investments	149	(62)	87
Total interest income	$31	($559)	($528)

Interest Expense:
Interest-bearing deposits	$10	($27)	($17)
Borrowings	(29)	(13)	(42)
Total interest expense	($19)	($40)	($59)

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the nine-month periods ended September 30, 2016 and 2015:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2016	2015	$	%	2016	2015	$	%	2016	2015	Change
Loans[1,2]	$976,254	$965,241	$11,013	1%	$39,965	$40,549	($584)	(1)%	5.51%	5.66%	(0.15)%
Loans held for sale	51,255	55,319	(4,064)	(7)%	1,389	1,537	(148)	(10)%	3.71%	3.72%	(0.01)%

Short-term investments[3]	36,989	43,122	(6,133)	(14)%	138	82	56	68%	0.49%	0.25%	0.24%
Long-term investments[4]	291,747	244,357	47,390	19%	2,904	2,549	355	14%	1.45%	1.52%	(0.07)%
Total investments	328,736	287,479	41,257	14%	3,042	2,631	411	16%	1.35%	1.34%	0.01%
Interest-earning assets	1,356,245	1,308,039	48,206	4%	44,396	44,717	(321)	(1)%	4.43%	4.62%	(0.19)%
Nonearning assets	145,154	147,830	(2,676)	(2)%
Total	$1,501,399	$1,455,869	$45,530	3%

Interest-bearing demand	$193,184	$179,182	$14,002	8%	$51	$45	$6	13%	0.04%	0.03%	0.01%
Savings deposits	232,737	224,879	7,858	3%	361	354	7	2%	0.12%	0.12%	—%
Money market deposits	241,296	230,158	11,138	5%	312	298	14	5%	0.10%	0.10%	—%
Time deposits	136,507	147,101	(10,594)	(7)%	699	763	(64)	(8)%	0.68%	0.69%	(0.01)%
Total interest-bearing deposits	803,724	781,320	22,404	3%	1,423	1,460	(37)	(3)%	0.24%	0.25%	(0.01)%
Borrowings	49,496	57,177	(7,681)	(13)%	507	748	(241)	(32)%	1.34%	1.71%	(0.37)%
Total interest-bearing liabilities	853,220	838,497	14,723	2%	1,930	2,208	(278)	(13)%	0.30%	0.35%	(0.05)%
Demand deposits and other noninterest-bearing liabilities	465,816	448,917	16,899	4%
Equity	182,363	168,455	13,908	8%
Total	$1,501,399	$1,455,869	$45,530	3%
Net interest income					$42,466	$42,509	($43)	—%
Net interest margin									4.18%	4.35%	(0.17)%
Average loans to average interest-earning assets	71.98%	73.79%
Average loans to average total deposits	78.40%	80.75%
Average non-interest deposits to average total deposits	35.46%	34.63%
Average interest-earning assets to average interest-bearing liabilities	158.96%	156.00%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.4 million and $2.7 million in the first nine months of 2016 and 2015, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $6.4 million and $4.5 million in the first nine months of 2016 and 2015, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2016 and 2015.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2016 vs. 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$282	($866)	($584)
Loans held for sale	(153)	5	(148)
Short-term investments	(10)	66	56
Long-term investments	462	(107)	355
Total interest income	$581	($902)	($321)

Interest Expense:
Interest-bearing deposits	$42	($79)	($37)
Borrowings	(92)	(149)	(241)
Total interest expense	($50)	($228)	($278)

Provision for Loan Losses
The provision for loan losses was $652,000 for the third quarter of 2016 compared to $676,000 in the same period of 2015 and was $1.6 million and $1.4 million for the nine month periods ending September 30, 2016 and 2015, respectively. The increase in the provision for loan losses in the first nine months of 2016 as compared to the same period in 2015 is primarily the result of an increase in adversely classified loans in 2016 and due to the Company's assessment of current economic conditions in our market. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending September 30, 2016, decreased $472,000, or 4%, to $11.9 million as compared to the same period in 2015. This decrease is primarily the result of a $613,000 decrease in other income mainly due to decreased gains on loans acquired in connection with the acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") in 2014 at a discount to par values that were paid off in the third quarter of 2015. This decrease was partially offset by an increase of $203,000 in mortgage banking income due to increased mortgage servicing revenue.
Other operating income for the nine-month period ending September 30, 2016, decreased $1.6 million, or 5%, to $32.9 million as compared to the same period in 2015 primarily as a result of a $756,000 decrease in mortgage banking income mainly due to lower refinance activity in the first quarter of 2016 as compared to the first quarter of 2015, as well as a $749,000 decrease in other income primarily due to a decrease in gains on loans acquired in connection with the acquisition of Alaska Pacific Alaska Pacific in 2014 at a discount to par values that were paid off in 2015.

Other Operating Expense
Other operating expense for the third quarter of 2016 increased $3.0 million, or 16%, to $21.2 million as compared to the same period in 2015. The increase from the previous quarter was primarily the result of a change in the accounting treatment for the earn-out payments related to the acquisition of RML, including a correction for prior periods, that added $2.8 million to pre-tax expenses in the current quarter. Additionally, salaries and other personnel expense increased in the third quarter of 2016 compared to the same quarter of 2015 by $718,000 primarily due to increased salary expense due to the addition of a new management position and a new marketing position at RML, normal annual salary increases, as well as increased originator commission expense due to increased production. These increases were partially offset by a $184,000 decrease in OREO expense mostly due to increased gains on sales of OREO properties and a $141,000 decrease in insurance expense primarily due to a decrease in Keyman insurance expense.
Other operating expense for the first nine months of 2016 increased $3.5 million, or 6%, to $57.9 million as compared to the same period in 2015, mainly as a result of increased salaries and personnel expense combined with the effects of the one-time, non-cash accounting error correction during 2016. Compensation expense related to the RML acquisition payments increased $1.2 million primarily due to the change in accounting and the error correction discussed above. Salaries and personnel expense increased $2.3 million during the first nine months of 2016 compared to the same period in 2015, of which $1.3 million of this increase was attributable to the community banking segment. The increase in salaries and personnel expense in the community banking segment for the first nine months of 2016 was primarily the result of higher medical costs, higher base salaries, and increases in various benefits costs including equity compensation and the estimated profit sharing payment for Northrim Bank employees for 2016. The increase in salaries and personnel expense of approximately $1.0 million in the home mortgage lending segment in the first nine months of 2016 compared to the same period of 2015 was primarily due to the same items noted above for the change in the third quarter of 2016 compared to the same period in 2015. These increases for the first nine months of 2016 as compared to the same period in 2015 were partially offset by a decrease of $258,000 in OREO expense and a decrease of $231,000 in insurance expense in 2016 for the reasons outlined above.
Income Taxes
The provision for income taxes for the three and nine-month periods ending September 30, 2016 decreased $1.7 million and $2.5 million or 62% and 35%, respectively, as compared to the same periods in 2015 primarily due to a decrease in pre-tax net income. The effective tax rate for the three-month period ending September 30, 2016 decreased to 24% from 33% for the three-month period ending September 30, 2015. The effective tax rate for the nine-month period ending September 30, 2016 decreased to 29% from 34% for the nine-month period ending September 30, 2015. The decrease in tax rate for both the three and nine-month periods ended September 30, 2016 was primarily due to increased tax credits as compared to 2015.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at September 30, 2016 increased 3%, or $9.2 million, to $301.3 million from $292.0 million at December 31, 2015. The Company continues to reinvest proceeds from sales, maturities, and security calls in available for sale securities. The table below details portfolio investment balances by portfolio investment type:

	September 30, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$245,505	81.5%	$237,436	81.3%
Municipal securities	10,169	3.4%	11,229	3.8%
U.S. Agency mortgage-backed securities	4	0.0%	809	0.3%
Corporate bonds	40,534	13.5%	39,018	13.4%
Preferred stock	5,045	1.7%	3,524	1.2%
Total portfolio investments	$301,257		$292,016

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
Portfolio loans increased by $16.3 million, or 2%, to $997.1 million at September 30, 2016 from $980.8 million at December 31, 2015, primarily the result of increased real estate term loans relating to owner occupied properties, being partially offset by decreased real estate term loans relating to non-owner occupied properties in 2016. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at approximately 4% of portfolio loans at September 30, 2016.
The following table details loan balances by loan type as of the dates indicated:

	September 30, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$342,632	34.4%	$329,534	33.6%
Real estate construction one-to-four family	37,002	3.7%	44,488	4.5%
Real estate construction other	72,091	7.2%	74,931	7.6%
Real estate term owner occupied	166,941	16.7%	128,763	13.1%
Real estate term non-owner occupied	288,975	29.0%	314,069	32.0%
Real estate term other	41,864	4.2%	38,029	3.9%
Consumer secured by 1st deeds of trust	25,957	2.6%	26,673	2.7%
Consumer other	26,022	2.6%	28,912	2.9%
Subtotal	$1,001,484		$985,399
Less: Unearned origination fee,
net of origination costs	(4,408)	(0.3)%	(4,612)	(0.3)%
Total loans	$997,076		$980,787

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company currently has no loans to oil producers or exploration companies. The Company estimates that $51.9 million, or approximately 5% of loans as of September 30, 2016 have direct exposure to the oil and gas industry as compared to $47.3 million, or approximately 5% of loans as of December 31, 2015. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $44.4 million and $48.1 million at September 30, 2016 and December 31, 2015, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.3 million and $978,000 as of September 30, 2016 and December 31, 2015, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2016
AQR Pass	$32,776	$—	$—	$6,639	$8,268	$—	$—	$—	$47,683
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total	$37,010	$—	$—	$6,639	$8,268	$—	$—	$—	$51,917
December 31, 2015
AQR Pass	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280
Total	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of September 30, 2016 and December 31, 2015, 20% and 48% of net nonperforming loans, which totaled $9.3 million and $2.1 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the third quarter of 2016 was negative 0.05% as compared to 0.03% during the same period in 2015.
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
The unallocated portion of the Allowance as a percentage of the total Allowance was 7% and 8% at September 30, 2016 and December 31, 2015, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. Management assesses credit impairment for the loans that were acquired from Alaska Pacific as part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. As of September 30, 2016, $992,000 of the original $141.5 million of purchased loans, or 0.70%, had migrated from pass grade loans to substandard loans. As of December 31, 2015, $1.0 million of the original $141.5 million of purchased loans, or 0.73%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of September 30, 2016, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2015 or September 30, 2016. There was no Allowance related to acquired loans at September 30, 2016.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$18,385	$17,418	$18,153	$16,723
Charge-offs:
Commercial	—	367	868	474
Real estate term other	—	—	—	81
Consumer other	—	5	1	5
Total charge-offs	22	400	891	588
Recoveries:
Commercial	450	152	643	310
Real estate term other	—	—	—	17
Consumer other	14	2	19	8
Total recoveries	464	154	662	335
Net, charge-offs	(442)	246	229	253
Provision for loan losses	652	676	1,555	1,378
Balance at end of period	$19,479	$17,848	$19,479	$17,848
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $37.6 million, or 3%, to $1.3 billion at September 30, 2016 from $1.2 billion at December 31, 2015, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2016		December 31, 2015
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$474,971	37%	$430,191	35%
Interest-bearing demand	194,426	15%	209,291	17%
Savings deposits	236,821	19%	227,969	18%
Money market deposits	242,102	19%	236,675	19%
Time deposits	130,046	10%	136,666	11%
Total deposits	$1,278,366		$1,240,792
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% and 89% of total deposits September 30, 2016 and December 31, 2015, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2016, the Company had $130.0 million in certificates of deposit as compared to certificates of deposit of $136.7 million at December 31, 2015. At September 30, 2016, $88.9 million, or 69%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $87.3 million, or 64%, of total certificates of deposit at December 31, 2015. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2016 and December 31, 2015, was $82.5 million and $84.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2016:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$12,915	16%
Over 3 through 6 months	11,026	13%
Over 6 through 12 months	33,756	41%
Over 12 months	24,839	30%
Total	$82,536	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2016 or December 31, 2015.
Borrowings
FHLB. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At September 30, 2016, our maximum borrowing line from the FHLB was $539.0 million, approximating 35% of eligible assets, subject to the FHLB's collateral requirements. The Company has outstanding FHLB advances totaling $4.4 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively which are included in borrowings. These advances were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance that has an eighteen year term with a 30 year amortization period and a fixed interest rate of 3.12%, that mirrors the term of the loan made to the borrower. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period and a fixed interest rate of 2.61%, that mirrors the term of the loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $27.7 million and $31.4 million, for September 30, 2016 and December 31, 2015, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending September 30, 2016 and 2015 was $26.7 million and $27.0 million, respectively, and $26.8 million and $20.5 million, respectively, during the nine month periods ending September 30, 2016 and 2015. The maximum outstanding at any month-end was $27.7 million and $33.4 million, respectively, during the three month periods ending September 30, 2016 and 2015 and $28.2 million and $33.4 million, respectively, for the nine month periods ending September 30, 2016 and 2015. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% and 0.10% for the three months ended September 30, 2016 and 2015, respectively, and 0.11% and 0.10% for the nine months ended September 30, 2016 and 2015, respectively. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

At September 30, 2016 and December 31, 2015, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $231.0 million and $224.9 million at September 30, 2016 and December 31, 2015, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of September 30, 2016 and December 31, 2015, respectively.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2016 were $231.6 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2016 were $1.3 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $17.7 million for the first nine months of 2016 primarily due to cash used in the connection with the origination of loans held for sale being partially offset by the cash proceeds received in connection with net sales of loans held for sale. Net cash used by investing activities was $27.0 million for the same period, primarily due to cash used to fund increased net loans and purchases of investment securities available for sale being partially offset by cash provided by the proceeds from calls, sales, and maturities of available for sale securities. Net cash provided by financing activities was $31.9 million, primarily due to cash provided by an increase in deposits being partially offset by cash used in connection with a decrease in securities sold under repurchase agreements.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2016, our funds available for borrowing under our existing lines of credit were $611.5 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 5,342 shares of its common stock in the first nine months of 2016 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2016, the Company had 6,882,482 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At September 30, 2016, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2016.

	Adequately-Capitalized	Well-Capitalized	Northrim BanCorp, Inc.	Northrim Bank

September 30, 2016
Common equity tier 1 capital	4.50%	6.50%	12.89%	12.87%
Tier 1 risk-based capital	6.00%	8.00%	14.24%	12.87%
Total risk-based capital	8.00%	10.00%	15.50%	14.12%
Leverage ratio	4.00%	5.00%	12.36%	11.14%
December 31, 2015
Common equity tier 1 capital	4.50%	6.50%	12.01%	12.21%
Tier 1 risk-based capital	6.00%	8.00%	13.34%	12.16%
Total risk-based capital	8.00%	10.00%	14.60%	13.41%
Leverage ratio	4.00%	5.00%	11.20%	10.18%

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
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2016 and December 31, 2015, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $231.6 million and $228.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $112,000 at September 30, 2016 and $114,000 at December 31, 2015, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company entered into a contract with a new core banking systems vendor in the third quarter of 2016. Conversion to the new system is expected to occur in the second quarter of 2017. Operating costs after conversion to the new system are expected to remain relatively consistent with current operating costs; however, the Company expects to temporarily incur increased costs during the period of conversion primarily due to a temporary increase in staffing levels in order to facilitate a successful conversion. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during the third quarter of 2016.
At September 30, 2016 the Company has capital commitments of $83,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the fourth quarter of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2016 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2016, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors have not materially changed as of September 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the nine months ending September 30, 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Latosha M. Frye dated August 25, 2016 (incorporated by reference to the Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2016)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
NORTHRIM BANCORP, INC.

November 8, 2016	By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)