Form 10-K
period 2016-12-31
NORTHRIM BANCORP INC
filed 2017-03-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $174,841,698.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,909,865 shares of Common Stock, $1.00 par value, as of March 13, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 25, 2017, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, and the outlook of the local economy in which we operate. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; factors that impact our net interest margin; and our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.3 billion in total deposits and $1.5 billion in total assets at December 31, 2016.  Through our fourteen banking branches and fifteen mortgage origination offices, we are accessible to approximately 90% of the Alaska population.
The Company has four direct wholly-owned subsidiaries:

•
Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has fourteen branch locations in Alaska; seven in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, and one in Eagle River.  We also operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•
Northrim Investment Services Company (“NISC”) was formed in November 2002 to hold the Company’s equity interest in Elliott Cove Capital Management, LLC ("ECCM"), an investment advisory services company. In the first quarter of 2006, through NISC, we purchased an equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, in which we hold

24% of PWA's total outstanding equity interests. Although we still sell their products, in May 2015, we sold all of our equity interest in ECCM held by NISC;

•	Northrim Capital Trust I (“NCTI”), an entity that we formed in May of 2003 to facilitate a trust preferred securities offering by the Company;

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company; and
The Bank has three direct wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has fifteen offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focuses on the sale and servicing of employee benefit plans.  In the fourth quarter of 2011, NCIC purchased an equity interest in Elliott Cove Insurance Agency LLC (“ECIA”); an insurance agency that offers annuity and other insurance products. Although we still sell their products, we sold all of our equity interests in ECIA held by NCIC in May 2015.

•	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

•	Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facility at 2270 E. 37th Avenue in Anchorage.
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
The Company executed on our strategy of inorganic growth in 2014 through our acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific Bank") on April 1, 2014 and our acquisition of the remaining 76.5% equity interest in RML on December 1, 2014. The acquisition of Alaska Pacific Bank benefited the Company's core business through increased loan and deposit balances, an increased customer base, and expansion into the Southeast region of Alaska. The acquisition of RML increased the Company's presence in the mortgage origination business in Alaska and enhanced our ability to provide financial services to our customers. Both of these acquisitions have been accretive to the Company's earnings per share since their respective completion dates in 2014.
Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Additionally, we are a significant land development and residential construction lender and an active lender in the commercial real estate market in Alaska.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for lending relationships.  We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers.
Management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  We have also dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  While we expect that opportunities for growth in 2017 have decreased compared to prior years mainly due to the lower oil prices, we believe that these strategies will continue to benefit the Company in the long term. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
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
In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated substantial resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio and to develop strategies to improve or collect our existing loans.  Continued success in maintaining or further improving the credit quality of our loan portfolio and managing our level of other real estate owned is a significant aspect of the Company’s strategy for attaining sustainable, long-term market growth to affect increased shareholder value.
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
We consider our relations with our employees to be satisfactory.  We had 451 full-time equivalent employees at December 31, 2016. None of our employees are covered by a collective bargaining agreement.  Of the 451 full-time equivalent employees, 321 were Community Banking employees (304 Northrim Bank, 17 NBG) and 130 were Home Mortgage Lending employees.
Products and Services
Community Banking
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Southeast Alaska.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2017, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s net income.
Deposit Services: Our deposit services include noninterest-bearing checking accounts and interest-bearing time deposits, checking accounts, and savings accounts.  Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.

Several of our deposit services and products are:

•	A money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	A savings account that is priced like a money market account that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Arrangements to courier noncash deposits from our customers to their local Northrim Bank branch.
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
Other Services Provided through Affiliates:  The Company sells and services employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In 2013, we launched the Enroll Alaska initiative, a division of NBG, which works to bring insurance coverage under the Affordable Health Care Act to uninsured Alaskans. In 2016, in response to an identified small business need, we launched Northrim Benefits Group Employer Services, a division of NBG, which is an outsource solution for business customers that provides various human resources consulting and payroll services. Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage our affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 6, Loans, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in two specialized industries. We estimate that as of December 31, 2016 approximately 6% of portfolio loans have direct exposure to the oil and gas industry in Alaska and approximately 8% of portfolio loans are attributable to a combination of Alaska Native Regional and Village Corporations. Additionally, approximately 41% of our loan portfolio at December 31, 2016 is attributable to 27 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, and Sitka.
Home Mortgage Lending
Lending Services: The Company originates 1-4 family residential mortgages throughout Alaska which we sell to the secondary market. Residential mortgage choices include several products from the Alaska Housing Finance Corporation including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veteran's Affairs, or "VA" loans; Jumbo loans; and various conventional mortgages. The Company retains servicing rights on loans sold to the Alaska Housing Finance Corporation since implementing a new loan servicing program in July 2015.

Alaska Economy
Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve.  Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the northern hemisphere, and Anchorage has become a worldwide cargo and transportation link between the United States and international business in Asia and Europe.  The economy of Alaska is dependent upon natural resources industries.  Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, construction, and forest products industries, as well as medical services. The Company believes that the acquisition of Alaska Pacific Bank increases the Company's exposure in the tourism industry as Southeast Alaska is the primary destination for cruise ships that visit in Alaska. Based on information from Rain Coast Data, approximately one million cruise ship tourists visited Southeast Alaska in both 2014 and 2015. We believe our increased exposure to this industry diversifies the Company's larger exposure to natural resource industries, specifically the oil industry, in Alaska.
The oil industry plays a significant role in the economy of Alaska.  According to the State of Alaska Department of Revenue, in 2016 approximately 72% of the unrestricted revenues that funded the Alaska state government in the fiscal year ending June 30, 2016 were generated through various taxes and royalties on the oil industry. This is down from approximately 90% in the last several years due to a decrease in the price of oil, causing the state of Alaska to use savings from previous years to fund its budget deficit. State revenues are sensitive to volatile oil prices and production levels have been in decline for over 20 years. As oil prices have stabilized at relatively low-levels, we believe the reduction in various taxes and royalties on the oil industry is now a serious concern for state revenues as it is projected that Alaska's savings will be depleted within two years at current prices. If oil prices remain at their current relatively low levels in the longer term, we anticipate it will be a concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility in the short term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short term price volatility. While we believe that subcontractors who provide oil field services and transportation for the large, multi-national companies that produce oil in Alaska experienced a slowdown in revenues in 2016 as a result of the decrease in prices, we are encouraged by recent announcements by several oil exploration companies announcing new oil fields on the North Slope that could lead to future increases in oil production over time.
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate term.  Some of these projects include: potential oil and gas activities in the Arctic National Wildlife Refuge; copper, gold and molybdenum production at the Donlin mine; and continued exploration in the National Petroleum Reserve Alaska. Because of their size, we believe each of these projects faces tremendous challenges.  We believe contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will probably continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
In the last several years, Alaska's economy has been stronger relative to many other states in the nation, due largely to a natural resources based economy which has benefited from high commodity and energy prices.  According to the Treasury Division of Alaska Department of Revenue, as of October, 2015, Alaska's Statutory Budget Reserve Fund was liquidated and its assets were transferred to the General Fund. As of December 31, 2016, Alaska's Constitutional Budget Reserve was $5.7 billion and the Alaska Permanent Fund had a balance of $56.3 billion. The Alaska Permanent Fund pays an annual dividend to every eligible Alaskan citizen.  According to a January 20, 2017 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 4.7% and 6.7%, respectively, in December 2016. Prior to November 2014, the unemployment rate in Alaska had been lower than that of the United States as a whole since 2009. As general economic conditions in the United States have recovered over the past several years and oil prices have significantly declined, Alaska's unemployment rate now exceeds that of the United States as a whole. The Alaska Department of Labor predicts a loss of 7,500 jobs, or approximately 2.3%, in 2017 following job losses of approximately 2.0% in 2016. The Company anticipates that the estimated decrease in jobs in Alaska in 2016 and 2017 will have an impact on our ability to grow organically in the next few years.
A material portion of our loans at December 31, 2016, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska.  Thirty-six percent of our revenue in 2016 was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 38% and 13% in 2015 and 2014.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2016, $278.2 million, or 29%, of our loan portfolio was represented by commercial loans in Alaska.
Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,022 per eligible resident in 2016 for an aggregate distribution of approximately $650 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund exceed other Alaska taxes to which those households are subject (primarily real estate taxes).
Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 40% share of total deposits held in banks and credit unions in the state as of June 30, 2016.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted via a computer or wireless device, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives.  However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Superior Customer First Service”. We also compete with full service investment firms for non-bank financial products and services offered by ECCM, ECIA and PWA.
Currently, there are seven commercial banks operating in Alaska.  At June 30, 2016, the date of the most recently available information, Northrim Bank had approximately an 11% share of the Alaska commercial bank deposits, 15% in the Anchorage area, 15% in Juneau, 13% in Sitka, 10% in Matanuska-Susitna, 6% in Fairbanks, and 4% in Ketchikan.
The following table sets forth market share data for the commercial banks having a presence in Alaska as of June 30, 2016, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank	14	$1,266,106	7%	11%
Wells Fargo Bank Alaska	49	6,080,288	30%	50%
First National Bank Alaska	30	2,424,638	12%	20%
Key Bank	15	1,242,368	6%	10%
First Bank	9	468,590	2%	4%
Mt. McKinley Bank	5	333,246	2%	3%
Denali State Bank	5	236,815	1%	2%
Total banks	127	$12,052,051	60%	100%
Credit unions(1)	100	$8,153,545	40%	NA
Total financial institutions	227	$20,205,596	100%	100%
 (1) SNL Financial Deposit Market Share Summary as of June 30, 2016.

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
Regulation of banks and the financial services industry has been undergoing major changes in recent years, including the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act significantly modifies and expands legal and regulatory requirements imposed on banks and other financial institutions.
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
The Trump administration and various members of Congress have expressed a desire to modify or repeal parts of the Dodd-Frank Act. We cannot predict whether any modification or repeal will be enacted or, if so, any effect they would have on our business, operation or financial condition or on the financial services industry in general.
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
There also are certain limitations on the ability of the Company to pay dividends to its shareholders.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Additionally, the Alaska Corporations Code prohibits the Company from making any distributions to the Company's shareholders unless the amount of the retained earnings of the Company immediately before the distribution equals or exceeds the amount of the proposed distribution. The Alaska Corporations Code also prohibits the Company from making any distribution to the Company's shareholders if the Company or a subsidiary of the Company making the distribution is, or as a result of the distribution would be, likely to be unable to meet its liabilities as they mature.
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
The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution's total Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution's capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
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
Both the Company and the Bank were required to begin compliance with the Rules on January 1, 2015. The conservation buffer started to be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
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
Management intends to maintain capital ratios for the Bank in 2017 that exceed the FDIC’s new requirements for the “well-capitalized” capital requirement classification under the Basel Committee on Banking Supervision rules which took effect for the Company on January 1, 2015.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for Northrim Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2016 and 2015, which explains most of the difference in the capital ratios for the two entities.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA Patriot Act requires the Company and Northrim Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act as in effect on December 31, 2016.
In addition, the Company and its affiliates are subject to a broad array of financial and state consumer protection laws and regulations. Among other things, these laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with their customers.
Available Information
The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, as well as its current reports on Form 8-K and proxy statement filings (and all amendments thereto), which are filed with the Securities and Exchange Commission (“SEC”), are accessible free of charge at our website at http://www.northrim.com as soon as reasonably practicable after filing with the SEC.  By making this reference to our website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

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
We are operating in an uncertain economic environment, including a dramatic decrease in the price of oil, sluggish national and global economic conditions, and very low interest rates. The decrease in the price of oil has led to a significant deficit in the budget for the State of Alaska, and absent immediate action by the legislature, these deficits are expected to exhaust cash savings of the state within approximately two years. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2016, approximately 74% of the Bank’s loans are secured by real estate and 3% are unsecured. Approximately 23% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy The dramatic decline in the global price of oil in 2015 and 2016 poses a significant risk for the Alaskan economy which is heavily dependent on the petroleum industry and if the global price of oil continues to decline or stabilizes at the current relatively low level, the Alaskan economy would likely be adversely affected. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
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
In that regard, the Dodd-Frank Act was enacted in July 2010.  Among other provisions, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has resulted in new capital requirements from federal banking agencies, placed new limits on electronic debt card interchange fees, and requires banking regulators, the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The Dodd-Frank Act and the corresponding regulations have and are expected to further increase the overall costs of regulatory compliance and limit certain sources of revenue.
Certain provisions of the new rules have phase-in periods, including a 2.5% conservation buffer, which began to be phased in 2016 and is scheduled to take full effect on January 1, 2019. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers have been utilized more frequently in recent years due to the serious national economic conditions that faced the financial system in late 2008 and early 2009.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
We cannot accurately predict the full effects of recent or future legislation or the various other governmental, regulatory, monetary, and fiscal initiatives which have been and may be enacted on the financial markets and on the Company.  The terms and costs of these activities could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.
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
The Company's core banking system conversion process could expose the Company to operating and financial risks.
The Company is currently in the process of converting its core banking system. Although the Company does not anticipate any material complications associated with this conversion process, we can give no assurances that the new core banking system will be operational within the timeline currently contemplated or that the additional expenses allocated to implement the new system will be sufficient. Since the core banking system is integral to our operations, any delays or increased costs beyond those budgeted could adversely impact our operations and profitability. Even if implemented within the scheduled timeline and within the expected budget, the change to our core banking system could expose the Company to new risks associated with new systems and new vendors.  Further, potential problems with new systems could involve regulatory compliance risk, potentially resulting in higher operating costs or limitations on our operating activities.

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
Additionally, under our loan servicing program we retain servicing rights on mortgage loans originated by RML and sold to the Alaska Housing Finance Corporation. If we breach any of the representations and  warranties in our servicing agreements with the Alaska Housing Finance Corporation, we may be required to repurchase any loan sold under this program and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against third parties for such losses, or the remedies might not be as broad as the remedies available to the Alaska Housing Finance Corporation against us.
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

Approximately 74% of the Bank’s loan portfolio at December 31, 2016 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impacted residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 57% of the Bank’s loan portfolio at December 31, 2016 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2016, the Bank held $6.6 million of OREO properties, many of which relate to residential construction and land development loans.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.  Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits and borrowings).  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.  All of those factors affect the Bank’s ability to pay dividends to the Company. In 2016, a requirement to have a capital conservation buffer started to be phased in and this requirement, which is scheduled to come into full effect on January 1, 2019 could adversely affect the Bank's ability to pay dividends.
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval.  Under Alaska law, a bank may not declare or pay a dividend in an amount greater than its net undivided profits then on hand. In addition, the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements.  It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments.   It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
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
We will be dependent for the foreseeable future on the services of Joseph M. Beedle, our Chairman of the Board, President and Chief Executive Officer of the Company; Joseph M. Schierhorn, our Executive Vice President and Chief Operating Officer; Michael Martin, our Executive Vice President, General Counsel and Corporate Secretary; and Latosha M. Frye, our Executive Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Beedle,Schierhorn, and Martin and Ms. Frye in the amounts of $2 million each, we may not be able to timely replace Mr. Beedle, Mr. Schierhorn,

Mr. Martin or Ms. Frye with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has in placelaws and regulations relating to residential and consumer lending, as well as other activities with customers, that create significant compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

ITEM 1B.            UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	Instore	Leased
Jewel Lake Branch 9170 Jewel Lake Road Suite 101, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned

The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Dwell Office 3230 C Street, Suite 100, Anchorage, AK	Leased
Real Estate Brokers of Alaska Office 1577 C Street, Suite 101A, Anchorage, AK	Leased
Eagle River Office 11901 Business Boulevard, #203, Eagle River, AK	Leased
Fairbanks Office 505 Old Steese Highway, Suite 117, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 202, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Ketchikan Office 2491 Tongass Avenue, Ketchikan, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Sitka Office 315 Lincoln Street, Suite 206, Sitka, AK	Leased
Soldotna Office 44296 Sterling Highway, #1, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select market under the symbol, “NRIM.”    At March 13, 2017, the number of shareholders of record of our common stock was 263. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2016
	High	$26.72	$27.52	$28.76	$32.55
	Low	$21.83	$23.27	$25.05	$24.45
2015
	High	$25.88	$27.33	$29.09	$29.43
	Low	$20.73	$23.84	$24.84	$26.44

In 2016, we paid cash dividends of $0.19 per share in the first and second quarters and $0.20 per share in the third and fourth quarters.  In 2015, we paid cash dividends of $0.18 per share in the first and second quarters and $0.19 per share in the third and fourth quarters.  Cash dividends totaled $5.4 million, $5.1 million, and $4.8 million in 2016, 2015, and 2014, respectively.  On February 23, 2017, the Board of Directors approved payment of a $0.21 per share cash dividend on March 17, 2017, to shareholders of record on March 9, 2017.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized”; the Company expects to receive dividends from the Bank in 2017. Beginning in 2016, a requirement to have a capital conservation buffer began to be phased in, and this requirement could adversely affect the Bank's ability to pay dividends. See "Item 1 Business - Supervision and Regulation" in this report.
Repurchase of Securities
The Company did not repurchase any of its common stock during the fourth quarter of 2016.
Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2016. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders[1]	243,370	$16.88	110,868
Total	243,370	$16.88	110,868
[1]Consists of the Company's 2014 Stock Incentive Plan, which replaced the 2010 Stock Incentive Plan (the "2010 Plan")
[2] Includes 95,492 options awarded under the 2010 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.
Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2011, and ending December 31, 2016.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2011, and that all dividends were reinvested.

Total Return Performance
Index Value
Northrim BanCorp, Inc.
Russell 3000
SNL Bank $1B-$5B
350
300
250
200
150
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Northrim BanCorp, Inc.	100.00	132.83	158.18	162.57	169.43	207.46
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
	2016	2015	2014	2013	2012	2011	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$56,357	$56,909	$52,293	$44,034	$42,223	$42,364	6%
Provision (benefit) for loan losses	2,298	1,754	(636)	(635)	(1,559)	1,999	3%
Other operating income	43,263	44,608	20,034	12,886	15,432	13,090	27%
Compensation expense, RML acquisition payments	4,775	4,094	—	—	—	—	NM
Other operating expense	71,505	68,551	46,923	38,897	38,679	35,853	15%
Income before provision for income taxes	$21,042	$27,118	$26,040	$18,658	$20,535	$17,602	4%
Provision for income taxes	6,052	8,784	8,173	6,246	7,077	5,775	1%
Net Income	14,990	18,334	17,867	12,412	13,458	11,827	5%
Less: Net income attributable to
noncontrolling interest	579	551	459	87	512	429	6%
Net income attributable to Northrim Bancorp, Inc.	$14,411	$17,783	$17,408	$12,325	$12,946	$11,398	5%

Year End Balance Sheet
Assets	$1,526,540	$1,499,492	$1,449,349	$1,215,006	$1,160,107	$1,085,258	7%
Portfolio loans	975,015	980,787	924,504	770,016	704,213	645,562	9%
Deposits	1,267,653	1,240,792	1,179,747	1,003,723	970,129	911,248	7%
Securities sold under repurchase agreements	27,607	31,420	19,843	21,143	19,038	16,348	11%
Borrowings	4,338	2,120	26,304	6,527	4,479	4,626	(1)%
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558	18,558	—%
Shareholders' equity	186,712	177,214	164,441	144,318	136,353	125,435	8%
Common shares outstanding	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763	1%

Average Balance Sheet
Assets	$1,506,522	$1,480,913	$1,335,929	$1,156,500	$1,088,419	$1,048,696	8%
Earning assets	1,361,913	1,334,102	1,212,291	1,041,268	973,741	934,732	8%
Portfolio loans	976,613	968,752	893,031	734,427	668,014	646,651	9%
Deposits	1,250,243	1,219,445	1,111,594	953,925	909,129	882,858	7%
Securities sold under repurchase agreements	27,322	24,447	20,909	19,454	16,490	14,116	14%
Borrowings	4,215	14,552	4,697	6,130	4,548	4,691	(2)%
Junior subordinated debentures	18,558	18,558	18,558	18,558	18,558	18,558	—%
Shareholders' equity	181,628	169,802	155,591	140,924	131,368	122,039	8%
Basic common shares outstanding	6,883,663	6,859,209	6,761,328	6,518,772	6,477,266	6,438,625	1%
Diluted common shares outstanding	6,974,864	6,948,474	6,852,267	6,609,950	6,574,993	6,554,761	1%

Per Common Share Data
Basic earnings	$2.09	$2.59	$2.57	$1.89	$2.00	$1.77	3%
Diluted earnings	$2.06	$2.56	$2.54	$1.87	$1.97	$1.74	3%
Book value per share	$27.07	$25.77	$23.99	$22.07	$20.94	$19.40	7%
Tangible book value per share(2)	$24.70	$22.31	$20.48	$20.86	$19.69	$18.09	6%
Cash dividends per share	$0.78	$0.74	$0.70	$0.64	$0.56	$0.50	9%

	Years Ended December 31,
	2016	2015	2014	2013	2012	2011	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	0.96%	1.20%	1.30%	1.07%	1.19%	1.09%	(3)%
Return on average equity	7.93%	10.47%	11.19%	8.75%	9.85%	9.34%	(3)%
Equity/assets	12.23%	11.82%	11.35%	11.88%	11.75%	11.56%	1%
Tangible common equity/tangible assets(3)	11.28%	10.40%	9.85%	11.30%	11.12%	10.87%	1%
Net interest margin	4.14%	4.27%	4.31%	4.23%	4.34%	4.53%	(2)%
Net interest margin (tax equivalent)(4)	4.20%	4.32%	4.36%	4.29%	4.40%	4.59%	(2)%
Non-interest income/total revenue	43.43%	43.94%	27.70%	22.64%	26.77%	23.61%	13%
Efficiency ratio (5)	76.44%	71.31%	64.48%	67.94%	66.65%	64.16%	4%
Dividend payout ratio	37.59%	28.81%	27.40%	34.18%	28.39%	28.67%	6%

Asset Quality
Nonperforming loans, net of government guarantees	$12,936	$2,125	$3,496	$1,814	$4,529	$7,354	12%
Nonperforming assets, net of government guarantees	19,315	5,178	7,231	4,216	9,072	12,537	9%
Nonperforming loans/portfolio loans, net of government guarantees	1.33%	0.22%	0.38%	0.24%	0.64%	1.14%	3%
Net charge-offs (recoveries)/average loans	0.08%	0.03%	(0.12)%	(0.07)%	(0.21)%	(0.01)%	NM
Allowance for loan losses/portfolio loans	2.02%	1.85%	1.81%	2.11%	2.33%	2.56%	(5)%
Nonperforming assets/assets, net of government guarantees	1.27%	0.35%	0.50%	0.35%	0.78%	1.16%	2%

Other Data
Effective tax rate	29%	32%	31%	33%	34%	33%	(3)%
Number of banking offices(6)	14	14	14	10	10	10	7%
Number of employees (FTE) (7)	451	441	426	269	252	269	11%
1 These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

2Tangible book value per share is a non-GAAP ratio defined as shareholders’ equity, less intangible assets, divided by common shares outstanding. Management believes that tangible book value is a useful measurement of the value of the Company’s equity because it excludes the effect of intangible assets on the Company’s equity.  See reconciliation to book value per share, the most comparable GAAP measurement below.
3Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Management believes this ratio is important as it has received more attention over the past several years from stock analysts and regulators. The most comparable GAAP measure of shareholders' equity to total assets is calculated by dividing total shareholders' equity by total assets. See reconciliation to shareholders' equity to total assets below.

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
6Number of banking offices does not include RML locations
7FTE includes employees of the Bank, NBG, and in 2016, 2015 and 2014, also includes RML.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2016	2015	2014	2013	2012	2011
Total shareholders' equity	$186,712	$177,214	$164,441	$144,318	$136,353	$125,435
Total assets	1,526,540	1,499,492	1,449,349	1,215,006	1,160,107	1,085,258
Total shareholders' equity to total assets ratio	12.23%	11.82%	11.35%	11.88%	11.75%	11.56%

(In Thousands)	2016	2015	2014	2013	2012	2011
Total shareholders' equity	$186,712	$177,214	$164,441	$144,318	$136,353	$125,435
Less: goodwill and other intangible assets, net	16,324	23,776	24,035	7,942	8,170	8,421
Tangible common shareholders' equity	$170,388	$153,438	$140,406	$136,376	$128,183	$117,014
Total assets	$1,526,540	$1,499,492	$1,449,349	$1,215,006	$1,160,107	$1,085,258
Less: goodwill and other intangible assets, net	16,324	23,776	24,035	7,942	8,170	8,421
Tangible assets	$1,510,216	$1,475,716	$1,425,314	$1,207,064	$1,151,937	$1,076,837
Tangible common equity to tangible assets ratio	11.28%	10.40%	9.85%	11.30%	11.12%	10.87%
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2016	2015	2014	2013	2012	2011
Total shareholders' equity	$186,712	$177,214	$164,441	$144,318	$136,353	$125,435
Divided by common shares outstanding	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763
Book value per share	$27.07	$25.77	$23.99	$22.07	$20.94	$19.40

(In thousands, except per share data)	2016	2015	2014	2013	2012	2011
Total shareholders' equity	$186,712	$177,214	$164,441	$144,318	$136,353	$125,435
Less: goodwill and intangible assets, net	16,324	23,776	24,035	7,942	8,170	8,421
	$170,388	$153,438	$140,406	$136,376	$128,183	$117,014
Divided by common shares outstanding	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649	6,466,763
Tangible book value per share	$24.70	$22.31	$20.48	$20.86	$19.69	$18.09

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2016	2015	2014	2013	2012	2011
Net interest income(8)	$56,357	$56,909	$52,293	$44,034	$42,223	$42,364
Divided by average interest-bearing assets	1,361,913	1,334,102	1,212,291	1,041,268	973,741	934,732
Net interest margin	4.14%	4.27%	4.31%	4.23%	4.34%	4.53%

(In Thousands)	2016	2015	2014	2013	2012	2011
Net interest income(8)	$56,357	$56,909	$52,293	$44,034	$42,223	$42,364
Plus: reduction in tax expense related to
tax-exempt interest income	808	722	583	585	626	580
	$57,165	$57,631	$52,876	$44,619	$42,849	$42,944
Divided by average interest-bearing assets	1,361,913	1,334,102	1,212,291	1,041,268	973,741	934,732
Tax-equivalent net interest margin	4.20%	4.32%	4.36%	4.29%	4.40%	4.59%

Calculation of efficiency ratio

(In Thousands)	2016	2015	2014	2013	2012	2011
Net interest income(8)	$56,357	$56,909	$52,293	$44,034	$42,223	$42,364
Other operating income	43,263	44,608	20,034	12,886	15,432	13,090
Total revenue	99,620	101,517	72,327	56,920	57,655	55,454
Other operating expense	76,280	72,645	46,923	38,897	38,679	35,853
Less intangible asset amortization	135	258	289	228	252	275
Adjusted other operating expense	$76,145	$72,387	$46,634	$38,669	$38,427	$35,578
Efficiency ratio	76.44%	71.31%	64.48%	67.94%	66.65%	64.16%

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2016, 2015 and 2014 included elsewhere in this report.
This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
Net income attributable to the Company decreased 19% to $14.4 million or $2.06 per diluted share for the year ended December 31, 2016, from $17.8 million, or $2.56 per diluted share, for the year ended December 31, 2015. Approximately half of the decline in 2016 compared to 2015, or $0.26 per diluted share, was due to a non-cash accounting error correction and the related change in accounting treatment for RML acquisition payments associated with the Company's 2014 acquisition of RML. The remainder of the decline was primarily the result of a decrease in net interest income, an increase in the provision for loan losses, a decrease in other operating income mainly due to lower gains recognized on the disposition of previously acquired loans, and an increase in other operating expenses.
The following are significant items for the year ended December 31, 2016:

•
Total revenues, which include net interest income plus other operating income, decreased 2% to $99.6 million in 2016 from $101.5 million in 2015. This decrease mainly reflects decreased gain on sale of loans acquired with our acquisition of Alaska Pacific in 2014 and lower net interest income. In 2016, reversals of interest income for loans that were moved to nonaccrual status exceeded recoveries of nonaccrual interest from nonperforming loans that paid off by $58,000, while in 2015, there were $666,000 in recoveries of nonaccrual interest from nonperforming loans that paid off in that year, net of reversals of interest income for loans that were moved to nonaccrual status.

•
Average portfolio loans increased 1% to $976.6 million in 2016 compared to $968.8 in 2015, primarily reflecting growth in the commercial real estate portfolio which was partially offset by a decrease in the construction loan portfolio.

•
Our provision for loan losses in 2016 of $2.3 million increased from $1.8 million in 2015. We experienced net charge-offs of $754,000 in 2016 as compared to $324,000 in 2015; additionally, our adversely classified loans, net of government guarantees at December 31, 2016 increased by $4.8 million, or 16%, from $30.8 million at December 31, 2015 to $35.6 million at December 31, 2016. The allowance for loan losses (“Allowance”) totaled 2.02% of total portfolio loans at December 31, 2016, compared to 1.85% at December 31, 2015.  The Allowance compared to nonperforming loans, net of government guarantees, decreased to 152% at December 31, 2016 from 854% at December 31, 2015.

•
Nonperforming assets net of government guarantees increased by 273% year-over-year to $19.3 million at December 31, 2016 or 1.27% of total assets, compared to $5.2 million or 0.35% of total assets at December 31, 2015 in large part due to the addition of two lending relationships to nonaccrual loans totaling $11.2 million as well as a $3.3 million relationship which was transfered to OREO in 2016.

•
Other operating expenses increased in 2016 by 5% to $76.3 million from $72.6 million in 2015. This increase mainly reflects the non-accounting correction and change in accounting treatment for RML acquisition payments as well as increased salaries and other personnel expenses in 2016.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital/risk adjusted assets of 14.54% at December 31, 2016 as compared to 13.34% a year ago.

•
Book value was $27.07 per share at December 31, 2016 compared to $25.77 per share at December 31, 2015 while tangible book value was $24.70 per share at December 31, 2016, compared to $22.31 per share at December 31, 2015. Tangible book value per share is a non-GAAP ratio defined as shareholders' equity, less intangible assets, divided by common shares outstanding. Management believes that tangible book value is a useful measurement of the value of the Company's equity because it excludes the effect of intangible assets on the Company's equity. See reconciliation to book value per share, the most comparable GAAP measurement under "Selected Financial Data - Reconciliation of Selected Financial Data to GAAP Financial Measures" above.

•
Total equity to total assets was 12.23% at December 31, 2016 as compared to 11.82% at December 31, 2015, while tangible common equity to tangible assets at year end 2016 was 11.28%, up from 10.40% at year-end 2015.   Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Management believes this ratio is important as it has received more attention over the past several years from stock analysts and regulators. The most comparable GAAP measure of shareholders' equity to total assets is calculated by dividing total shareholders' equity by total assets. See reconciliation to shareholders’ equity to total assets under “Selected Financial Data - Reconciliation of Selected Financial Data to GAAP Financial Measures” above.

•	The cash dividend paid in the fourth quarter of 2016, rose 5% to $0.20 per diluted share from $0.19 per diluted share paid in the fourth quarter of 2015.

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
The Company completed two acquisitions in 2014; there is no goodwill related to the acquisition of Alaska Pacific and $7.5 million in goodwill related to the acquisition of RML included in the Company's Consolidated Balance Sheet as of December 31, 2016. The Company performed its annual goodwill impairment testing at December 31, 2016 and 2015 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2016, the Company performed its annual impairment test by performing the qualitative assessment described above. Significant positive inputs to the qualitative assessment included the Company’s capital position and increasing stock price ; the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the recent decline in oil prices and current uncertainty in the Alaska economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2016 and that no potential impairment existed at that time.
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

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income (earnings from our mortgage affiliate through November 2014), purchased receivables products, sales of employee benefit plans, service charges and fees, bankcard fees, and rental income.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, compensation expense for RML acquisition payments, and data processing expense. Interest income and cost of funds, or interest expense, are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income attributable to the Company of $14.4 million in 2016, compared to net income of $17.8 million in 2015, and $17.4 million in 2014.  During these periods, net income per diluted share was $2.06, $2.56, and $2.54, respectively.  The decrease in net income in 2016 compared to 2015 was primarily due to an increase of $3.6 million in other operating expense and an increase of $554,000 in the provision for loan losses, as well as decreases of $1.3 million and $552,000 in other operating income and net interest income, respectively, in 2016 as compared to 2015. The increase in net income in 2015 compared to 2014 was primarily due to increases of $24.6 million and $4.6 million in other operating income and net interest income, respectively, which were only partially offset by increases of $25.7 million and $611,000 in other operating expense and in income taxes, respectively, in 2015 as compared to 2014. The purchase of the remaining 76.5% equity interest in RML in December of 2014 and the acquisition of Alaska Pacific in April of 2014 had significant impacts on all of these items in 2015.
Net Interest Income / Net Interest Margin
Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2016 was $56.4 million, compared to $56.9 million in 2015 and $52.3 million in 2014.  The decrease in 2016 as compared to 2015 was primarily due to decreased interest income earned on loans and loans held for sale mainly due to lower yields, which was only partially offset by increased interest income on long-term investments due to higher balances. The increase in 2015 as compared to 2014 was primarily due to increased interest income earned on loans and long-term investments due to higher averages balances, which was only partially offset by decreased average yields on loans.
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
During the fiscal years ended December 31, 2016, 2015, and 2014, net interest margins were 4.14%, 4.27%, and 4.31%, respectively. The decrease in the net interest margin in 2016 as compared to 2015 is primarily the result of lower yields on portfolio loans as well as an unfavorable change in the mix of interest-earning assets as average portfolio loans decreased as a percentage of total interest-earning assets. These changes were only partially offset by higher average balances of portfolio loans and long-term investments. The decrease in net interest margin in 2015 as compared to 2014 is primarily the result of a change in the mix of the Company's earning assets in 2015 as compared to 2014. The Company intends to continue to implement strategies designed to grow our loan portfolio, while actively managing non-performing assets, to offset the negative effect that today's relatively low interest rates have on our net interest margin.
The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Resultant yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2016			2015			2014
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$976,613	$52,905	5.42%	$968,752	$54,070	5.58%	$893,031	$50,566	5.66%
Loans held for sale	52,012	1,872	3.60%	55,243	2,096	3.79%	11,232	449	4.00%
Long-term Investments(3)	296,214	3,936	1.33%	252,354	3,461	1.37%	243,634	3,133	1.29%
Short-term investments(4)	37,074	205	0.55%	57,753	153	0.26%	64,394	198	0.31%
Total interest-earning assets	$1,361,913	$58,918	4.33%	$1,334,102	$59,780	4.48%	$1,212,291	$54,346	4.48%
Noninterest-earning assets	144,609			146,811			123,638
Total	$1,506,522			$1,480,913			$1,335,929
Interest-bearing deposits	$803,877	$1,870	0.23%	$788,916	$1,939	0.25%	$727,078	$1,419	0.20%
Borrowings	50,095	691	1.38%	57,557	932	1.62%	44,164	634	1.44%
Total interest-bearing liabilities	$853,972	$2,561	0.30%	$846,473	$2,871	0.34%	$771,242	$2,053	0.27%
Noninterest-bearing demand deposits	446,366			430,529			384,516
Other liabilities	24,556			34,109			24,580
Equity	181,628			169,802			155,591
Total	$1,506,522			$1,480,913			$1,335,929
Net interest income		$56,357			$56,909			$52,293
Net interest margin			4.14%			4.27%			4.31%
Average portfolio loans to average-earnings assets	71.71%			72.61%			73.66%
Average portfolio loans to average total deposits	78.11%			79.44%			80.34%
Average non-interest deposits to average total deposits	35.70%			35.31%			34.59%
Average interest-earning assets to average interest-bearing liabilities	159.48%			157.61%			157.19%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.1 million, $3.5 million and $3.2 million for 2016, 2015 and 2014, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $7.2 million, $4.3 million, and $3.0 million in 2016, 2015 and 2014, respectively.

3Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.
4Consists of interest bearing deposits in other banks and domestic CDs.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$444	($1,609)	($1,165)	$4,213	($709)	$3,504
Loans held for sale	(119)	(105)	(224)	1,669	(22)	1,647
Long-term investments	579	(104)	475	115	213	328
Short term investments	(26)	78	52	(19)	(26)	(45)
Total interest income	$878	($1,740)	($862)	$5,978	($544)	$5,434
Interest Expense:
Interest-bearing deposits	$38	($107)	($69)	$129	$391	$520
Borrowings	(113)	(128)	(241)	210	88	298
Total interest expense	($75)	($235)	($310)	$339	$479	$818

Provision for Loan Losses
We recorded a provision for loan losses in 2016 of $2.3 million, compared to $1.8 million and a benefit of $636,000 in 2015 and 2014, respectively.  The loan loss provision increased in 2016 primarily due to an increase in nonperforming loans as well as increase in qualitative factors due to softening in the Alaskan economy. The loan loss provision increased in 2015 primarily due to an increase in adversely classified assets related to three large borrowing relationships, respectively. We recorded a benefit under our loan loss provision in 2014 primarily due to the fact that we had net recoveries of previously charged off loans of $1.1 million in 2014. See the “Allowance for Loan Loss” section under “Financial Condition” and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014
Other Operating Income
Mortgage banking income	$29,507	($106)	—%	$29,613	$27,227	1,141%	$2,386
Employee benefit plan income	3,770	119	3%	3,651	154	4%	3,497
Bankcard fees	2,670	(1)	—%	2,671	442	20%	2,229
Purchased receivable income	2,347	60	3%	2,287	213	10%	2,074
Service charges on deposit accounts	1,998	(105)	(5)%	2,103	(52)	(2)%	2,155
Other loan fees	528	88	20%	440	88	25%	352
Merchant credit card transaction fees	527	(36)	(6)%	563	(20)	(3)%	583
Rental income	424	(23)	(5)%	447	187	72%	260
Gain on loans acquired - APB	171	(742)	(81)%	913	218	31%	695
Gain (loss) on sale of securities	(11)	(282)	(104)%	271	(190)	(41)%	461
Gain on purchase of mortgage affiliate	—	—	NM	—	(3,001)	100%	3,001
Equity in earnings from RML	—	—	NM	—	(894)	(100)%	894
Other income	1,332	(317)	(19)%	1,649	202	14%	1,447
Total other operating income	$43,263	($1,345)	(3)%	$44,608	$24,574	123%	$20,034

2016 Compared to 2015
The most significant changes in other operating income in 2016 were a decrease in gains on the disposition of loans acquired in the Alaska Pacific transaction at a discount to par values and in gains on the sale of investment securities. Mortgage banking income, which is the largest component of other operating income and represented 68% of total other operating income in 2016 and consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees, decreased slightly to $29.5 million in 2016 from $29.6 million in 2015 mainly due to lower mortgage production revenue resulting from lower realized gains on the sale of mortgage loans and the change in fair value of mortgage loan commitments, which was mostly offset by increased mortgage servicing revenue. Service charges on deposit accounts also decreased in 2016 compared to 2015 in part due to lower non-sufficient funds fees. These decreases were partially offset by an increase in employee benefit plan income due to growth in NBG's core business operations, higher other loan fees due to increased commercial loan servicing revenue, and higher purchased receivable income due to higher yields in 2016 compared to 2015 .
2015 Compared to 2014
The most significant change in other operating income in 2015 was the increase in mortgage banking income, which represented 66% of total other operating income in 2015, to $29.6 million in 2015 from $2.4 million in 2014. This increase is primarily due to the fact that the Company acquired the remaining 76.5% of RML on December 1, 2014 making RML a wholly-owned, consolidated subsidiary of the Company. RML's results of operations prior to the December 1, 2014 acquisition were included in our operating results under the equity method. Additionally, in connection with the acquisition of Alaska Pacific, the Company recognized a $913,000 gain on the disposition of loans acquired in the transaction at a discount which is included in other income in the preceding table. Bankcard fees, purchased receivable income, rental income and employee benefit plan income also increased in 2015 compared to 2014. Bankcard fees increased mostly due to higher interchange income. Purchased receivable income increased primarily due to increased average purchase receivable balances outstanding during the year. The increase in rental income is due to a portion of the Northrim Headquarters building being leased to a large tenant for all of 2015 as compared to only a partial year in 2014.  Lastly, employee benefit plan income increased in 2015 compared to 2014 primarily due to increased revenues generated through Enroll Alaska which provides health insurance plans to individuals under the Affordable Care Act.  These increases were partially offset by a one-time $3 million gain in 2014 due to a fair value adjustment in connection with our purchase of the remaining 76.5% equity interest of RML in December of 2014.

Other Operating Expense
The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014
Other Operating Expense
Salaries and other personnel expense	$46,752	$2,821	6%	$43,931	$16,173	58%	$27,758
Occupancy expense	6,462	130	2%	6,332	1,972	45%	4,360
Compensation expense - RML acquisition payments	4,775	681	17%	4,094	4,094	100%	—
Data processing expense	4,566	253	6%	4,313	142	3%	4,171
Professional and outside services	3,110	130	4%	2,980	1,543	107%	1,437
Marketing expense	2,449	(279)	(10)%	2,728	669	32%	2,059
Insurance expense	1,023	(316)	(24)%	1,339	308	30%	1,031
Loss (gain) on sale of premise and equipment	352	315	NM	37	1,146	(103)%	(1,109)
Intangible asset amortization	135	(123)	(48)%	258	(31)	(11)%	289
Merger and acquisition expense	—	—	—%	—	(1,962)	(100)%	1,962
Reserve for purchased receivables	(10)	128	(93)%	(138)	(842)	(120)%	704
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	304	81	36%	223	49	28%	174
Impairment on OREO	187	(174)	(48)%	361	305	545%	56
Rental income on OREO	(98)	(18)	23%	(80)	(77)	NM	(3)
Gains on sale of OREO	(295)	19	6%	(314)	329	(51)%	(643)
Subtotal	98	(92)	48%	190	606	(146)%	(416)
Other expenses	6,568	(13)	—%	6,581	1,904	41%	4,677
Total other operating expense	$76,280	$3,635	5%	$72,645	$25,722	55%	$46,923

2016 Compared to 2015
Other operating expense increased in 2016 as compared to the prior year primarily due to increased costs in salaries and other personnel expense and compensation expense - RML acquisition payments, and, to a lesser extent, data processing expense, occupancy expense and professional and outside services. Salaries and other personnel expenses increased on an approximately equal basis in both the community banking segment and home mortgage lending segment in 2016. Salaries and other personnel expense related to the operations of the community banking segment increased $1.4 million mainly due to higher medical costs and increases in various other benefits costs, as well as normal cost of living and performance based annual salary increases. The home mortgage lending segment had an increase in salaries and other personnel expense primarily attributable to an increase in full-time equivalent employees for new management and marketing positions and the addition of a new location in Wasilla. While compensation expense - RML acquisition payments increased $681,000 in 2016 as compared to 2015, 2016 included a $2.3 million non-cash error correction that covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the accounting treatment of these payments also increased compensation expense - RML acquisition payments in the third and fourth quarters of 2016. The total increase in compensation expense - RML acquisition payments in 2016 resulting from the error correction and prospective change in accounting is $3.0 million. These increases were partially offset by slight decreases in insurance expense and marketing expense in 2016 compared to 2015.

2015 Compared to 2014
Other operating expense increased in 2015 as compared to the prior year primarily due to the acquisition of the remaining 76.5% of RML on December 1, 2014, making RML a wholly-owned subsidiary, and to a lesser extent, the acquisition of Alaska Pacific in April 2014. The Company incurred increased costs particularly in salaries and other personnel expense, compensation expense - RML acquisition payments, occupancy expense, and professional and outside services primarily as a result of these acquisitions. Operating expenses related to the operation of RML in 2015 were $21.5 million. This includes salaries and other personnel expenses of $15.4 million, occupancy expenses of $1.7 million, and professional and outside services expenses of $1.5 million. Salaries and other personnel expense related to community banking operations increased $1.5 million mainly due to additional personnel acquired in the Alaska Pacific acquisition as well as normal cost of living and performance based annual salary increases. Additionally, the Company incurred an increase in marketing expenses primarily related to RML operations, an increase in OREO expense, net of rental income and gains on sale due to the impairment recorded on three OREO properties as well as a decrease in gains recorded on the sale of OREO properties, and an increase in insurance expense attributable to an increase in FDIC insurance expense, increased keyman insurance expense and increased insurance costs related to the acquisition of Alaska Pacific and RML. These increases were partially offset by a one-time gain of $1.1 million on the sale of a branch location to the State of Alaska in 2014.
Income Taxes
The provision for income taxes decreased $2.7 million, or 31%, to $6.1 million in 2016 as compared to 2015 and increased $611,000, or 7%, to $8.8 million in 2015 as compared to 2014.  These changes are due primarily to the 22% decrease in income before income taxes in 2016 compared to the previous year and a 4% increase in income before income taxes 2015 compared to 2014.  Additionally, the Company's effective tax rates were 29%, 32%, and 31% in 2016, 2015, and 2014, respectively. The decrease in the effective tax rate in 2016 compared to 2015 is mainly due to higher tax credits and tax-exempt income as a percentage of pre-tax income in 2016 as compared to 2015. The increase in effective tax rate in 2015 compared to 2014 was primarily the result of the $3.0 million, tax exempt fair value adjustment in connection with our purchase of the remaining 76.5% equity interest in RML in December of 2014.

FINANCIAL CONDITION
Investment Securities
The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 99% of the portfolio as of December 31, 2016 and are available to meet liquidity requirements.
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2016 increased $40.1 million, or 14%, to $332.1 million from $292.0 million at December 31, 2015.  The increase at December 31, 2016 as compared to December 31, 2015 is primarily due to investment of funds received as deposit balances increased, as well as investment of funds previously held in interest bearing deposits in other banks as these longer term investment securities have a higher yield. The average maturity of the investment portfolio was approximately two years at December 31, 2016.
Investment securities may be pledged as collateral to secure public deposits.  At December 31, 2016 and 2015, $50.9 million and $59.7 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities decreased at December 31, 2016 as compared to December 31, 2015 because the Company had decreased balances in securities sold under agreements to repurchase accounts at December 31, 2016.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2016:
U.S. Treasury and government sponsored entities	$264,267	$263,361
Municipal Securities	18,184	18,157
U.S. Agency Mortgage-backed Securities	2	2
Corporate Bonds	44,437	44,732
Preferred Stock	4,922	4,967
Total	$331,812	$331,219
2015:
U.S. Treasury and government sponsored entities	$238,116	$237,436
Municipal Securities	10,227	10,326
U.S. Agency Mortgage-backed Securities	818	809
Corporate Bonds	39,049	39,018
Preferred Stock	3,549	3,524
Total	$291,759	$291,113
2014:
U.S. Treasury and government sponsored entities	$226,624	$226,190
Municipal Securities	11,843	12,124
U.S. Agency Mortgage-backed Securities	1,024	1,029
Corporate Bonds	38,820	39,235
Preferred Stock	2,999	3,152
Total	$281,310	$281,730
Securities Held to Maturity:
2016:
Municipal Securities	$899	$922
Total	$899	$922
2015:
Municipal Securities	$903	$959
Total	$903	$959
2014:
Municipal Securities	$2,201	$2,308
Total	$2,201	$2,308

The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2016:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$50,041	$213,320	$—	$—	$263,361
Weighted average yield	0.96%	1.25%	—%	—%	1.20%
Municipal securities
Balance	$4,323	$12,356	$1,478	$—	$18,157
Weighted average yield	1.34%	2.16%	4.78%	—%	2.18%
U.S. Agency Mortgage-backed
Balance	$—	$2	$—	$—	$2
Weighted average yield	—%	(5.90)%	—%	—%	(5.90)%
Corporate bonds
Balance	$9,806	$26,370	$8,556	$—	$44,732
Weighted average yield	1.60%	1.67%	2.14%	—%	1.74%
Preferred Stock
Balance	$—	$—	$—	$4,967	$4,967
Weighted average yield	—%	—%	—%	6.41%	6.41%
Total
Balance	$64,170	$252,048	$10,034	$4,967	$331,219
Weighted average yield	1.08%	1.34%	2.53%	6.41%	1.40%
Securities Held to Maturity
Municipal securities
Balance	$—	$899	$—	$—	$899
Weighted average yield	—%	4.60%	—%	—%	4.60%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2016, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
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
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $28.3 million at December 31, 2016.  At December 31, 2016, the Company had two relationships whose total direct and indirect commitments exceeded $28.3 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.

Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted.  Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  The policies are reviewed and approved annually by the board of directors of the Bank.  Our Quality Assurance Department provides a detailed financial analysis of our largest, most complex loans.  In addition, the Quality Assurance Department, along with the Senior Credit Officer of the Bank and others in the Loan Administration department, have developed processes to analyze and manage various concentrations of credit within the overall loan portfolio.  The Loan Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality.  The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.
The Company acquired $138.4 million in loans in connection with the acquisition of Alaska Pacific on April 1, 2014. The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$278,178	28.5%	$272,441	27.8%	$272,605	29.5%	$273,272	35.5%	$256,904	36.5%
Real estate construction one-to-four family	26,061	2.7%	44,488	4.5%	34,842	3.8%	30,161	3.9%	32,573	4.6%
Real estate construction other	72,159	7.4%	74,956	7.6%	91,195	9.9%	32,599	4.2%	21,061	3.0%
Real estate term owner occupied	152,178	15.6%	143,741	14.7%	120,720	13.1%	99,894	13.0%	88,579	12.6%
Real estate term non-owner occupied	356,601	36.6%	347,516	35.4%	301,815	32.6%	269,749	35.0%	238,774	33.9%
Real estate term other	45,402	4.7%	46,672	4.8%	44,385	4.8%	33,821	4.4%	33,734	4.8%
Consumer secured by 1st deeds of trust	23,589	2.4%	26,673	2.7%	32,000	3.5%	16,483	2.1%	17,714	2.5%
Consumer other	25,281	2.6%	28,912	2.9%	31,493	3.4%	18,058	2.3%	18,305	2.6%
Subtotal	$979,449		$985,399		$929,055		$774,037		$707,644
Less: Unearned origination fee,
net of origination costs	(4,434)	(0.5)%	(4,612)	(0.5)%	(4,551)	(0.5)%	(4,021)	(0.5)%	(3,431)	(0.5)%
Total portfolio loans	$975,015		$980,787		$924,504		$770,016		$704,213

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and to a lesser extent guaranteed by the United States Department of Agriculture, as well as commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $278.2 million at December 31, 2016 from $272.4 million at December 31, 2015 and represented approximately 29% and 27% of our total loans outstanding as of December 31, 2016 and December 31, 2015, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2016, commercial real estate loans increased to $554.2 million from $537.9 million at December 31, 2015, and represented approximately 57% and 56% of our loan portfolio as of December 31, 2016 and December 31, 2015, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
We may sell all or a portion of a commercial real estate loan to two State of Alaska entities, AIDEA and AHFC, which were both established to provide long-term financing in the State of Alaska.  The loans that AIDEA purchases typically feature a maturity twice that of the loans retained by us and bear a lower interest rate. The blend of our and AIDEA’s loan terms allows us to provide competitive long-term financing to our customers, while reducing the risk inherent in this type of lending.  We also originate and sell to AHFC loans secured by multifamily residential units. Typically, 100% of these loans are sold to AHFC and we provide ongoing servicing of the loans for a fee. AIDEA and AHFC make it possible for us to originate these commercial real estate loans and enhance fee income while reducing our exposure to interest rate risk.

Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans decreased in 2016 to $98.2 million, down from $119.4 million in 2015, and represented approximately 10% and 12% of our loan portfolio in December 31, 2016 and December 31, 2015, respectively. Of the construction projects that were completed in 2016, $23 million converted to the term commercial real estate portfolio. Additionally, approximately $9.1 million of the decrease on construction loans resulted from the completed and pay off of low income housing tax credit projects in 2016.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $57.4 million, or approximately 6% of loans as of December 31, 2016 have direct exposure to the oil and gas industry as compared to $47.3 million, or approximately 5% of loans as of December 31, 2015. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2016 or 2015, but the $57.4 million outstanding as of December 31, 2016 noted above does include $7.7 million related to construction of an oil rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $52.1 million and $48.1 million at December 31, 2016 and 2015, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million and $978,000 as of December 31, 2016 and 2015, respectively.
The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2016
AQR Pass	$34,746	$—	$—	$10,120	$8,173	$—	$—	$—	$53,039
AQR Substandard	4,386	—	—	—	—	—	—	—	4,386
Total loans	$39,132	$—	$—	$10,120	$8,173	$—	$—	$—	$57,425
December 31, 2015
AQR Pass	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280
Total loans	$31,746	$—	$—	$6,990	$8,544	$—	$—	$—	$47,280
Maturities and Sensitivities of Loans to Change in Interest Rates:       At December 31, 2016, 61% of the portfolio was scheduled to mature or reprice in 2017 with 37% scheduled to mature or reprice between 2018 and 2021. The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2016:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$110,411	$85,098	$82,669	$278,178
Real estate construction one-to-four family	26,061	—	—	26,061
Real estate construction other	38,033	31,334	2,792	72,159
Real estate term owner occupied	18,325	21,536	112,317	152,178
Real estate term non-owner occupied	5,744	113,967	236,890	356,601
Real estate term other	10,010	9,392	26,000	45,402
Consumer secured by 1st deeds of trust	39	1,419	22,131	23,589
Consumer other	750	5,462	19,069	25,281
Total	$209,373	$268,208	$501,868	$979,449
Fixed interest rate	$112,924	$100,400	$66,477	$279,801
Floating interest rate	96,449	167,808	435,391	699,648
Total	$209,373	$268,208	$501,868	$979,449

     As of December 31, 2016, approximately 68% of commercial loans are variable rate loans, of which 85% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
At December 31, 2016, the interest rates for approximately 83% of commercial real estate loans are variable, of which 45% reset within one year. Approximately 47% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or Boston FHLB rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights:   The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. Prior to December 1, 2014, when the Company owned 23.5% of RML, the Company had an agreement to purchase residential loans from RML, which the Company then sold in the secondary market.  All residential mortgage loans originated, purchased, and sold in 2016 and 2015 were newly originated loans that did not affect nonperforming loans. The Company also acquired $1.2 million in mortgage servicing rights in connection with our acquisition of Alaska Pacific on April 1, 2014. The servicing portfolio acquired in connection with our acquisition of Alaska Pacific is comprised of 1-4 family loans serviced for FHLMC and AHFC. Additionally, the Company started retaining servicing rights on all mortgage loans originated by RML and sold to AHFC in 2016. Mortgages originated by RML and sold to AHFC represent approximately 20% of the mortgages originated by RML each year. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential mortgage servicing rights assets may decrease in value. Generally, the fair value of our residential mortgage servicing rights are expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2016	2015	2014	2013	2012
Nonperforming loans
Nonaccrual loans	$13,893	$3,686	$4,674	$1,815	$4,531
Accruing loans past due 90 days or more	456	—	—	—	—
Government guarantees on nonperforming loans	(1,413)	(1,561)	(1,178)	(1)	(2)
Nonperforming loans, net of government guarantees	$12,936	$2,125	$3,496	$1,814	$4,529
Real estate owned & repossessed assets	6,574	3,053	4,626	2,402	4,543
Government guarantees on nonperforming assets	(195)	—	(891)	—	—
Total nonperforming assets	$19,315	$5,178	$7,231	$4,216	$9,072

Performing restructured loans	$6,131	$11,804	$5,353	$6,635	$8,627

Loans measured for impairment	$38,656	$34,640	$11,297	$8,751	$13,093
Government guarantees on loans measured for impairment	(1,635)	(1,838)	(2,807)	—	—
Loans measured for impairment, net of government guarantees	$37,021	$32,802	$8,490	$8,751	$13,093

Allowance for loan losses to portfolio loans	2.02%	1.85%	1.81%	2.11%	2.33%
Allowance for loan losses to nonperforming loans, net of government guarantees	152%	854%	478%	898%	362%
Nonperforming loans to portfolio loans, net of government guarantees	1.33%	0.22%	0.38%	0.24%	0.64%
Nonperforming assets to total assets, net of government guarantees	1.27%	0.35%	0.50%	0.35%	0.78%

The Company’s nonperforming loans, net of government guarantees increased in 2016 to $12.9 million as compared to $2.1 million in 2015. This increase was primarily due to the addition of two borrowing relationships to nonaccrual status in 2016. There was interest income of $181,000, $617,000, and $350,000 recognized in net income for 2016, 2015, and 2014 respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had two relationships that represented more than 10% of nonaccrual loans as of December 31, 2016.
 The Company had $6.1 million and $11.8 million in loans classified as troubled debt restructuring loans ("TDRs") that were performing as of December 31, 2016 and 2015, respectively.  Additionally, there were $10.1 million and $1.9 million in TDRs included in nonaccrual loans at December 31, 2016 and 2015 for total TDRs of $16.2 million and $13.7 million at December 31, 2016 and 2015, respectively.  The increase in TDRs at December 31, 2016 as compared to 2015 was primarily due to several additions to loans classified as TDRs that were only partially offset by paydowns on TDRs in 2016.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
At December 31, 2016, the Company had $37 million in loans measured for impairment, net of government guarantees as compared to $32.8 million in loans measured for impairment, net of government guarantees at December 31, 2015. The increase of $4.2 million is mostly attributable to the addition of one large borrowing relationship, now measured for impairment. The total amount of loans measured for impairment for this borrower is $4.2 million.
At December 31, 2016, management had identified potential problem loans of $18.2 million as compared to potential problem loans of $28.9 million at December 31, 2015.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $10.7 million decrease in potential problem loans at December 31, 2016 from December 31, 2015 was primarily due to one relationship that included three loans which was moved to nonaccrual.

The following summarizes OREO activity for the periods indicated:

(In Thousands)	2016	2015	2014
Balance, beginning of the year	$3,053	$4,607	$2,402
Transfers from loans	4,036	1,259	1,137
Transfers from premises and equipment	—	—	904
Acquired from Alaska Pacific	—	—	1,709
Acquired from mortgage affiliate	—	—	270
Investment in other real estate owned	311	—	—
Proceeds from the sale of other real estate owned	(934)	(2,733)	(2,352)
Gain on sale of other real estate owned, net	295	315	631
Deferred gain on sale of other real estate owned	—	(34)	(38)
Impairment on other real estate owned	(187)	(361)	(56)
Balance, end of year	$6,574	$3,053	$4,607

At December 31, 2016 and 2015 the Company held $6.6 million and $3.1 million, respectively, of OREO assets.  At December 31, 2016, OREO consists of $3.8 million in residential lots in various stages of development, a $848,000 commercial lot, a $666,000 commercial building, $607,000 in single-family residences, and $604,000 in condominiums and multi-family housing units.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2016, additions to OREO totaled $4.0 million which included a $3.3 million land development project, three single-family residences totaling $607,000, and one multi-family housing unit totaling $168,000. During 2016, the Company received approximately $934,000 in proceeds from the sale of OREO which included $395,000 from the sale of multi-family residential units, $444,000 from the sale of lots and land, $23,000 from the sale of a single-family residence, and $71,000 from recovery of guarantees on previously disposed OREO properties.  The Company recognized $295,000, $284,000, and $607,000 in gains and $0, $0, and $2,300 in losses on the sale of OREO properties in 2016, 2015, and 2014, respectively.
The Company also recognized $0, $34,000, and $38,000 in gains on sales previously deferred resulting in net gains of $295,000, $315,000, and $631,000 in 2016, 2015, and 2014, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $262,000 at December 31, 2016 and 2015, respectively.
The Company did not make any loans to facilitate the sale of OREO in 2016, 2015, or 2014.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
The Company recognized impairments of $187,000, $361,000 and $56,000 in 2016, 2015, and 2014, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects and changes in the Anchorage, Fairbanks, and the Southeastern Alaska real estate markets.
Allowance for Loan Losses
The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•
A specific allocation for impaired loans.  Management determines the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  See Note 24 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.
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

The Company first disaggregates the loan portfolio into the following eight segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system.  The risk ratings are discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of this report.  There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2016.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class.  The Company utilizes a look-back period of five years in the calculation of average historical loss rates.

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

•
An unallocated reserve.  The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2016 and 2015, the unallocated allowance as a percentage of the total Allowance was 7% and 8%, respectively.

The following table shows the allocation of the Allowance for the years indicated:

	2016		2015		2014		2013		2012
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$5,535	28%	$5,906	28%	$5,643	33%	$5,779	39%	$6,308	39%
Real estate construction one-to-four family	550	3%	854	4%	644	4%	557	4%	1,029	5%
Real estate construction other	1,465	7%	1,439	8%	1,653	10%	539	4%	326	3%
Real estate term owner occupied	2,358	16%	1,657	15%	1,580	12%	1,583	12%	1,441	11%
Real estate term non-owner occupied	6,853	37%	5,515	35%	4,704	31%	4,297	33%	4,065	33%
Real estate term other	819	5%	628	4%	656	4%	537	4%	539	5%
Consumer secured by 1st deeds of trust	313	2%	264	3%	285	3%	322	2%	344	2%
Consumer other	408	2%	397	3%	410	3%	390	2%	388	2%
Unallocated	1,396	—%	1,493	—%	1,148	—%	2,278	—%	1,968	—%
Total	$19,697	100%	$18,153	100%	$16,723	100%	$16,282	100%	$16,408	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$18,153	$16,723	$16,282	$16,408	$16,503
Charge-offs:
Commercial	(903)	(616)	(319)	(1,018)	(496)
Real estate construction one-to-four family	(535)	—	—	—	—
Real estate term owner occupied	—	—	—	—	(274)
Real estate term non-owner occupied	—	—	(160)	—	—
Real estate term other	—	(81)	—	—	(280)
Consumer secured by 1st deeds of trust	(36)	(28)	(59)	(14)	—
Consumer other	(8)	(101)	(87)	(164)	(122)
Total charge-offs	(1,482)	(826)	(625)	(1,196)	(1,172)
Recoveries:
Commercial	699	379	1,041	1,049	2,518
Real estate construction one-to-four family	—	—	625	77	48
Real estate construction other	—	—	—	79	—
Real estate term non-owner occupied	—	—	—	488	—
Real estate term other	—	107	—	—	50
Consumer secured by 1st deeds of trust	—	3	4	—	—
Consumer other	29	13	32	12	20
Total recoveries	728	502	1,702	1,705	2,636
Net, recoveries (charge-offs)	(754)	(324)	1,077	509	1,464
Provision (benefit) for loan losses	2,298	1,754	(636)	(635)	(1,559)
Balance at end of year	$19,697	$18,153	$16,723	$16,282	$16,408
Ratio of net charge-offs to average loans
outstanding during the period	0.08%	0.03%	(0.12)%	(0.07)%	(0.21)%

In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishment of an allowance. Management assesses the credit impairment for the loans that were acquired in connection with the acquisition of Alaska Pacific as part of the on-going monitoring of the credit quality of the Company's entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net chargeoffs, and movement in loan balances within the risk classifications. As of December 31,2016, $617,000 of the original $141.5 million of purchased loans, or 0.44%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of December 31, 2016, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2016 or 2015, respectively. There was no Allowance related to acquired loans at December 31, 2016.
The provision for loan losses in 2016 as compared to 2015 increased $544,000 to $2.3 million compared $1.8 million in 2015. This increase is primarily due to an increase in nonperforming loans as well as increase in qualitative factors due to softening in the Alaskan economy.The Company determined that an Allowance of $19.7 million, or 2.02% of portfolio loans, is appropriate as of December 31, 2016 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2015 as compared to 2014 increased $2.4 million to $1.8 million compared to a benefit, or negative expense, of $636,000 in 2014. This increase was primarily due to net recoveries on loans in 2014 that led to a negative loan loss provision. Additionally, adversely classified loans increased to 3.2% of portfolio loans as of December 31, 2015, compared to 0.64% at December 31, 2014. The provision for loan losses in 2014 as compared to 2013 was relatively flat despite an increase in net recoveries in 2014 primarily due to an increase in loan volume that same year. The increase in the provision for loan losses in 2013 as compared to 2012 was mainly due to decreases in net recoveries during 2013, however, the total allowance for loan losses as a percentage of total portfolio loans decreased slightly in 2013 to 2.11% from 2.33% in 2012.
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
Purchased receivable balances increased at December 31, 2016 to $20.5 million from $13.3 million at December 31, 2015, and year-to-date average purchased receivable balances were $13.3 million, $13.4 million, and $12.6 million in 2016, 2015, and 2014, respectively.   Yields on purchased receivables did not fluctuate significantly in 2016, 2015 and 2014, and accordingly, purchased receivable income fluctuated in these years with the changes in average balances. Purchased receivable income was $2.3 million, $2.3 million, and $2.1 million in 2016, 2015, and 2014, respectively.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2016	2015	2014
Balance at beginning of year	$181	$289	$273
Charge-offs	—	—	(793)
Recoveries	—	30	105
Net recoveries (charge-offs)	—	30	(688)
Reserve for (recovery from) purchased receivables	(10)	(138)	704
Balance at end of year	$171	$181	$289
Ratio of net charge-offs to average purchased receivables during the period(1)	—%	(0.23)%	5.47%
Deposits
Deposits are our primary source of funds.  Total deposits increased 2% to $1.3 billion at December 31, 2016 from $1.2 billion at December 31, 2015. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2016		2015		2014
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$192,512	0.04%	$184,671	0.03%	$169,467	0.04%
Money market accounts	242,025	0.17%	233,052	0.17%	221,508	0.17%
Savings accounts	234,347	0.21%	226,061	0.21%	226,743	0.23%
Certificates of deposit	134,993	0.66%	145,132	0.69%	109,360	0.42%
Total interest-bearing accounts	803,877	0.23%	788,916	0.25%	727,078	0.20%
Noninterest-bearing demand accounts	446,366		430,529		384,516
Total average deposits	$1,250,243		$1,219,445		$1,111,594

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2016, we had $131.7 million in certificates of deposit, of which $97.6 million, or 74%, are scheduled to mature in 2017. The Company’s certificates of deposit decreased to $131.7 million during 2016 as compared to $136.7 million at December 31, 2015.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2016, and 2015, was $85.5 million and $84.2 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2016:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$11,270	13%
Over 3 through 6 months	5,566	7%
Over 6 through 12 months	47,698	55%
Over 12 months	20,968	25%
Total	$85,502	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2016 and 2015, the Company had nothing in CDARS certificates of deposit.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2016, our maximum borrowing line from the FHLB was $534.3 million, approximately 35% of the Company’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $4.3 million as of December 31, 2016 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. Both of these FHLB advances are included in borrowings.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $83.7 million of loans as collateral to secure advances made through the discount window on December 31, 2016.  There were no discount window advances outstanding at December 31, 2016 or 2015.

Other Short-term Borrowings:   Securities sold under agreements to repurchase were $27.6 million and $31.4 million, for December 31, 2016 and 2015, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2016 and 2015 was $27.2 million and $23.7 million, respectively, and the maximum outstanding at any month-end was $30.5 million and $34.7 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the Federal Home Loan Bank under the Company’s control.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $227.4 million and $223.8 million at December 31, 2016 and 2015, respectively.
Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advance noted above as of December 31, 2016.
Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2016:
Certificates of deposit	$97,675	$32,495	$1,359	$186	$131,715
Short-term borrowings	27,607	—	—	—	27,607
Long-term borrowings	74	205	219	3,840	4,338
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,658	4,541	3,652	11,094	21,945
RML acquisition payments	186	—	—	—	186
Other long-term liabilities(1)	2,279	6,624	1,723	4,215	14,841
Capital commitments	61	—	—	—	61
Total	$130,540	$43,865	$6,953	$37,893	$219,251
December 31, 2015:
Certificates of deposit	$87,312	$47,199	$1,887	$268	$136,666
Short-term borrowings	31,420	—	—	—	31,420
Long-term borrowings	46	98	106	1,870	2,120
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,575	4,211	3,597	12,222	22,605
RML acquisition payments	2,183	2,937	1,504	—	6,624
Other long-term liabilities	8,738	1,855	2,023	3,647	16,263
Capital commitments	606	—	—	—	606
Total	$132,880	$56,300	$9,117	$36,565	$234,862

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

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $8.2 million that was originated on May 8, 2003, matures on May 15, 2033, and bears interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly.  Operating lease obligations are more fully described in Note 18 of the Company’s Consolidated Financial Statements attached to this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $2.5 million interest in WNC Institutional Tax Credit

Fund 37 L.P. (“WNC”) in December 2012.  The investment in WNC is expected to be fully funded in 2017. The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado is expected to be fully funded in 2029. The Company also purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV was 97% funded by the end of 2016 and is expected to be fully funded in 2030. The Company also purchased a $6.8 million interest in R4 Frontier Housing Partners L.P., PJ33 L.P. ("R4-PJ33") in June 2016. The investment in R4-PJ33 is expected to be 95% funded by the end of 2018 and fully funded in 2032.
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized.  We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations.
As of December 31, 2016 we had commitments to extend credit of $236.6 million which were not reflected on our balance sheet compared to $222.4 as of December 31, 2015.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2016, we had commitments to originate loans held for sale of $62.4 million, which were not reflected in the balance sheet compared to $71.8 million as of December 31, 2015. Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase three loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management currently believes that any liabilities that may result from such recourse provisions are not significant.

As of December 31, 2016 we had standby letters of credit of $9.9 million which were not reflected on our balance sheet compared to $6.4 million as of December 31, 2015.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2016, which includes commitments to extend credit, commitments to originate loans held for sale and standby letters of credit, were $309 million, compared to $300.6 million as of December 31, 2015.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $122,000 and $114,000 at December 31, 2016 and 2015, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

Additional information regarding Off-Balance Sheet Arrangements is included in Note 18 and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that they will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2016. A requirement to have a conservation buffer began being phased in in 2016 and this requirement could adversely affect the Bank's ability to pay dividends.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2016, were $309 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2016, were $1.3 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $20.1 million, $10.5 million, and $20.5 million in 2016, 2015 and 2014 respectively.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  The primary reason that net cash provided by operating activities increased in 2016 as compared to 2015 was that the Company had a net proceeds from sales of loans held for sale of $7.0 million in 2016, while in 2015 the Company had net use of cash of $6.7 million to fund originations of loans held for sale. Net cash of $47.5 million, $63.3 million, and $48.7 million was used in investing activities in 2016, 2015, and 2014 as the Company invested available cash primarily in available for sale securities and portfolio loans.  Financing activities provided cash of $19.3 million, $42.9 million, and $11.1 million in 2016, 2015, and 2014, respectively. The decrease in net cash provided by financing activities in 2016 as compared to 2015 was the primarily the result of lower deposit growth in 2016 compared to 2015.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2016, our current assets were $348.4 million and our funds available for borrowing under our existing lines of credit were $616.0 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.19 per common share for the first and second quarters and $0.20 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 23, 2017, the Board of Directors approved payment of a $0.21 per share dividend on March 17, 2017, to shareholders of record on March 9, 2017.  This dividend is consistent with the Company’s dividends that were declared and paid in 2016.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. We intend to continue to repurchase our stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. The Company did not repurchase any of its shares in 2010 through 2016.  The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2016	$2.06	$1.87
2015	$2.56	$2.31
2014	$2.54	$2.29
2013	$1.87	$1.67
2012	$1.97	$1.77

On May 8, 2003, the Company’s subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carry an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities have a maturity date of May 15, 2033, and are callable by the Company on or after May 15, 2008.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of the trust preferred securities was $319,000 in 2016.  At December 31, 2016, the securities had an interest rate of 4.06%.

On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $215,000 in 2016.  At December 31, 2016, the securities had an interest rate of 2.33%.
Our shareholders’ equity at December 31, 2016, was $186.7 million, as compared to $177.2 million at December 31, 2015.  The Company earned net income of $14.4 million during 2016 and issued 20,750 shares through the exercise of stock options.  At December 31, 2016, the Company had approximately 6.9 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2016, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements in effect in 2016 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2017, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2016
Total risk-based capital	8.00%	10.00%	15.80%	14.33%
Tier 1 risk-based capital	6.00%	8.00%	14.54%	13.07%
Common equity tier 1 capital	4.50%	6.50%	13.20%	13.07%
Leverage ratio	4.00%	5.00%	12.59%	11.30%

See Note 22 of the Consolidated Financial Statements for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Regulation and Supervision. These rules apply to the Bank but not to the Company. Under the rules of the FRB, a bank holding company such as the Company is generally defined to be well capitalized if its Tier 1 risk-based capital ratio is 6.0% or more and its total risk-based capital ratio is 10.0% or more.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the sensitivity of income, expense, fair value measurements, and capital to changes in interest rates, foreign currency rates, commodity prices, and other relevant market rates or prices. The primary market risks that we are exposed to are interest rate and price risks, in addition to risk in the Alaska economy due to our community banking focus. Price risk is the risk to current or future earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk. Interest rate risk is the risk to current or future earnings or capital arising from changes in interest rates. .  Generally, there are four sources of interest rate risk as described below:

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

The Company is exposed to price and interest rate risks in the financial instruments and positions we hold. This includes investment securities, loans, loans held for sale, mortgage servicing rights, deposits, borrowings, and derivative financial instruments. Market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of the Company's business.

The Company's price and interest rate risk are managed by the Asset/Liability Management Committee, a management committee that identifies and manages the sensitivity of earnings and capital to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, the Asset/Liability Management Committee establishes overall balance sheet management policies as well as tolerance ranges for interest rate sensitivity and manages within these ranges.

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
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2016. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2016
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$16,066	$—	$—	$16,066
Portfolio investments and FHLB Stock	96,185	222,713	15,185	334,083
Portfolio loans	567,274	369,837	28,445	965,556
Loans held for sale	43,596	—	—	43,596
Total interest-earning assets	$723,121	$592,550	$43,630	$1,359,301
Percent of total interest-earning assets	53.2%	43.6%	3.2%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$201,349	$—	$—	$201,349
Money market accounts	244,295	—	—	244,295
Savings accounts	241,088	—	—	241,088
Certificates of deposit	69,964	61,109	642	131,715
Securities sold under repurchase agreements	27,607	—	—	27,607
Borrowings	154	707	3,477	4,338
Junior subordinated debentures	18,558	—	—	18,558
Total interest-bearing liabilities	$803,015	$61,816	$4,119	$868,950
Percent of total interest-bearing liabilities	92.4%	7.1%	0.5%	100.0%
Interest sensitivity gap	($79,894)	$530,734	$39,511	$490,351
Cumulative interest sensitivity gap	($79,894)	$450,840	$490,351
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(6.0)%	33.0%	36.0%

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
While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following table shows the estimated impact on net interest income at one and two year time horizons with instantaneous parallel rate shocks of down 75 basis points, up 100 basis points, up 200 basis points, up 300 basis points, and up 400 basis points. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 100 basis points	$852	1.51%	$4,191	7.37%
Up 200 basis points	2,072	3.68%	8,538	15.02%
Up 300 basis points	3,191	5.67%	12,780	22.48%
Up 400 basis points	4,276	7.59%	17,017	29.93%
Down 75 basis points	(3,176)	(5.64)%	(5,863)	(10.31)%

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northrim BanCorp, Inc.

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ending December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northrim BanCorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northrim BanCorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon
March 13, 2017

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,485	$30,989
Interest bearing deposits in other banks	16,066	27,684

Investment securities available for sale	331,219	291,113
Investment securities held to maturity	899	903
Total portfolio investments	332,118	292,016

Investment in Federal Home Loan Bank stock	1,965	1,816

Loans held for sale	43,596	50,553
Loans	975,015	980,787
Allowance for loan losses	(19,697)	(18,153)
Net loans	955,318	962,634
Purchased receivables, net	20,491	13,326
OREO, net	6,574	3,053
Premises and equipment, net	39,318	40,217
Mortgage servicing rights	4,157	1,654
Goodwill	15,017	22,334
Other intangible assets, net	1,307	1,442
Other assets	56,128	51,774
Total assets	$1,526,540	$1,499,492
LIABILITIES
Deposits:
Demand	$449,206	$430,191
Interest-bearing demand	201,349	209,291
Savings	241,088	227,969
Money market	244,295	236,675
Certificates of deposit less than $250,000	86,053	95,938
Certificates of deposit $250,000 and greater	45,662	40,728
Total deposits	1,267,653	1,240,792
Securities sold under repurchase agreements	27,607	31,420
Borrowings	4,338	2,120
Junior subordinated debentures	18,558	18,558
Other liabilities	21,672	29,388
Total liabilities	1,339,828	1,322,278
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 18)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,897,890 and 6,877,140 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	6,898	6,877
Additional paid-in capital	62,952	62,420
Retained earnings	117,141	108,150
Accumulated other comprehensive loss	(397)	(412)
Total Northrim BanCorp, Inc. shareholders' equity	186,594	177,035
Noncontrolling interest	118	179
Total shareholders' equity	186,712	177,214
Total liabilities and shareholders' equity	$1,526,540	$1,499,492
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2016, 2015, and 2014

(In Thousands, Except Share and Per Share Data)	2016	2015	2014
Interest Income
Interest and fees on loans and loans held for sale	$54,777	$56,166	$51,015
Interest on investment securities available for sale	3,895	3,393	3,042
Interest on investment securities held to maturity	41	68	91
Interest on deposits in other banks	205	153	198
Total Interest Income	58,918	59,780	54,346
Interest Expense
Interest expense on deposits	1,870	1,939	1,419
Interest expense on securities sold under agreements to repurchase	30	23	16
Interest expense on borrowings	127	446	167
Interest expense on junior subordinated debentures	534	463	451
Total Interest Expense	2,561	2,871	2,053
Net Interest Income	56,357	56,909	52,293
Provision (benefit) for loan losses	2,298	1,754	(636)
Net Interest Income After Provision (Benefit) for Loan Losses	54,059	55,155	52,929
Other Operating Income
Mortgage banking income	29,507	29,613	2,386
Employee benefit plan income	3,770	3,651	3,497
Bankcard fees	2,670	2,671	2,229
Purchased receivable income	2,347	2,287	2,074
Service charges on deposit accounts	1,998	2,103	2,155
Gain (loss) on sale of securities	(11)	271	461
Gain on purchase of mortgage affiliate	—	—	3,001
Equity in earnings from RML	—	—	894
Other income	2,982	4,012	3,337
Total Other Operating Income	43,263	44,608	20,034
Other Operating Expense
Salaries and other personnel expense	46,752	43,931	27,758
Occupancy expense	6,462	6,332	4,360
Compensation expense - RML acquisition payments	4,775	4,094	—
Data processing expense	4,566	4,313	4,171
Professional and outside services	3,110	2,980	1,437
Marketing expense	2,449	2,728	2,059
Insurance expense	1,023	1,339	1,031
Loss (gain) on sale of premises and equipment	352	37	(1,109)
Intangible asset amortization expense	135	258	289
OREO (income) expense, net rental income and gains on sale	98	190	(416)
Merger and acquisition expense	—	—	1,962
Reserve (benefit) for purchased receivables	(10)	(138)	704
Other operating expense	6,568	6,581	4,677
Total Other Operating Expense	76,280	72,645	46,923
Income Before Provision for Income Taxes	21,042	27,118	26,040
Provision for income taxes	6,052	8,784	8,173
Net Income	14,990	18,334	17,867
Less: Net income attributable to the noncontrolling interest	579	551	459
Net Income Attributable to Northrim BanCorp, Inc.	$14,411	$17,783	$17,408
Earnings Per Share, Basic	$2.09	$2.59	$2.57
Earnings Per Share, Diluted	$2.06	$2.56	$2.54
Weighted Average Shares Outstanding, Basic	6,883,663	6,859,209	6,761,328
Weighted Average Shares Outstanding, Diluted	6,974,864	6,948,474	6,852,267
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015, and 2014
2010

(In Thousands)	2016	2015	2014
Net income	$14,990	$18,334	$17,867
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$42	($795)	($237)
Reclassification of net (gains) losses included in net income (net of tax
(expense) benefit ($5), $111, and $190 in 2016, 2015, and 2014,
respectively)	6	(160)	(271)
Income tax (expense) benefit related to unrealized gains and losses	(33)	296	86
Other comprehensive income (loss), net of tax	15	(659)	(422)
Comprehensive income	15,005	17,675	17,445
Less: comprehensive income attributable to the noncontrolling interest	579	551	459
Comprehensive income attributable to Northrim BanCorp, Inc.	$14,426	$17,124	$16,986

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2016, 2015, and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2014	6,538	$6,538	$54,089	$82,855	$669	$167	$144,318
Purchase of Alaska Pacific	290	290	7,156	—	—	—	7,446
Cash dividend declared	—	—	—	(4,770)	—	—	(4,770)
Stock-based compensation expense	—	—	360	—	—	—	360
Exercise of stock options and vesting of restricted stock units, net	26	26	28	—	—	—	54
Excess tax benefits from share-based payment arrangements	—	—	96	—	—	—	96
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)
Other comprehensive loss, net of tax	—	—	—	—	(422)	—	(422)
Net income attributable to the noncontrolling interest	—	—	—	—	—	459	459
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,408	—	—	17,408
Balance at December 31, 2014	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options and vesting of restricted stock units, net	23	23	27	—	—	—	50
Excess tax benefits from share-based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Balance at December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Write-off of deferred tax assets in excess of tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Balance at December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014

(In Thousands)	2016	2015	2014
Operating Activities:
Net income	$14,990	$18,334	$17,867
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss (gain) on sale of securities, net	11	(271)	(461)
Loss (gain) on sale of premises and equipment	352	37	(1,109)
Gain on purchase of mortgage affiliate	—	—	(3,001)
Depreciation and amortization of premises and equipment	2,439	2,264	1,865
Amortization of software	157	179	180
Intangible asset amortization	135	258	289
Amortization of investment security premium, net of discount accretion	27	(202)	(187)
Deferred tax (benefit) liability	(325)	148	(1,311)
Stock-based compensation	778	608	360
Excess tax expense (benefit) from share-based payment arrangements	63	(56)	(96)
Deferral of loan fees and costs, net	(178)	61	530
Provision (benefit) for loan losses	2,298	1,754	(636)
Reserve (benefit) for purchased receivables	(10)	(138)	704
Purchases of loans held for sale	—	—	(132,013)
Gain on sale of loans	(25,413)	(26,398)	(2,232)
Proceeds from the sale of loans held for sale	768,169	773,526	205,636
Origination of loans held for sale	(735,799)	(753,815)	(62,652)
Gain on sale of other real estate owned	(295)	(315)	(631)
Impairment on other real estate owned	187	361	56
Equity in undistributed earnings from mortgage affiliate	—	—	(172)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(114)	(247)	(644)
Decrease in other assets	7,512	5,472	6,406
Decrease in other liabilities	(14,861)	(11,041)	(8,270)
Net Cash Provided by Operating Activities	20,123	10,519	20,478
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(145,707)	(210,308)	(264,943)
Purchases of FHLB stock	(751)	—	—
Proceeds from sales/calls/maturities of securities available for sale	105,621	200,343	237,425
Proceeds from calls/maturities of securities held to maturity	—	1,285	—
Purchases of domestic certificates of deposit	—	—	(3,500)
Proceeds from maturities of domestic certificates of deposit	—	3,500	13,500
Proceeds from redemption of FHLB stock	602	1,588	165
(Increase) decrease in purchased receivables, net	(7,155)	2,066	67
Decrease (increase) in loans, net	1,160	(57,927)	(27,686)
Proceeds from sale of other real estate owned	934	2,733	2,402
Net cash received from Alaska Pacific acquisition	—	—	6,367
Cash paid for Residential Mortgage acquisition, net of cash received	—	—	(7,412)
Investment in other real estate owned	(311)	—	—
Elliott Cove divestiture, net of cash received	—	219	—
Decrease in loan to Elliott Cove, net	—	—	239
Sales of premises and equipment	1,401	188	1,550
Purchases of premises and equipment	(3,293)	(7,026)	(6,832)
Net Cash Used by Investing Activities	(47,499)	(63,339)	(48,658)
Financing Activities:
Increase in deposits	26,861	61,045	24,585
Increase (decrease) in securities sold under repurchase agreements	(3,813)	11,577	(1,300)
Proceeds from borrowings	2,265	—	—
Repayments of borrowings	(47)	(24,184)	(7,032)
Distributions to noncontrolling interest	(640)	(490)	(508)
Proceeds from the issuance of common stock	—	50	54
Excess tax (expense) benefits from share-based payment arrangements	—	56	96
Cash dividends paid	(5,372)	(5,117)	(4,750)
Net Cash Provided by Financing Activities	19,254	42,937	11,145
Net Decrease in Cash and Cash Equivalents	(8,122)	(9,883)	(17,035)

Cash and Cash Equivalents at Beginning of Year	58,673	68,556	85,591
Cash and Cash Equivalents at End of Year	$50,551	$58,673	$68,556

Supplemental Information:
Income taxes paid	$4,414	$5,674	$5,927
Interest paid	$2,553	$2,833	$2,087
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$6,809	$55	$8,518
Transfer of loans to other real estate owned	$4,036	$1,259	$1,137
Cash dividends declared but not paid	$48	$46	$49
Acquisitions:
Assets acquired	$—	$—	$235,069
Liabilities assumed	$—	$—	$197,338

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
Method of Accounting:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, valuation of other real estate owned (“OREO”), valuation of mortgage servicing rights, and fair value disclosures.
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, NBG, and Northrim Investment Services Company (“NISC”).  Significant intercompany balances have been eliminated in consolidation.   As of December 31, 2016, the Company had two wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our "Consolidated Balance Sheets".
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
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure.
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
Loans held for sale:  The Company designates loans held for sale as either fair value or the lower of cost or fair value at origination. Loans held for sale include residential mortgage loans that have been originated for sale in the secondary market. Related gains or losses on the sale of these loans are recognized in mortgage banking income.
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
For the purpose of estimating the Allowance for Loan and Lease Losses, the Company has evaluated the credit quality of purchased non-credit-impaired loans separately from loans that were originated by the Company; however, purchased non-credit-impaired loans that have been identified as impaired subsequent to the merger are included in the Company's normal process for reporting impaired loans and calculation of a specific valuation allowance. Purchases of non-credit-impaired loans that have not been identified as impaired subsequent to the merger are evaluated for significant changes subsequent to the merger to determine if the underlying credit quality of these loans would require a provision and establishment of an allowance specific to these loans.
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
Other Real Estate Owned: Other real estate owned represents properties acquired through foreclosure or its equivalent.  Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the Allowance.  Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales.   After foreclosure, any subsequent reduction in the carrying value is charged against earnings.   Operating expenses associated with other real estate owned are charged to earnings in the period they are incurred.
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
Low Income Housing Tax Credit Partnerships: The Company earns a return on its investments in these partnerships in the form of tax credits and deductions that flow through to it as a limited partner.  The Company amortizes these investments in tax expense over the period during which tax credits are used.
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

Transfers or sales of financial assets: For transfers of entire financial assets or a participating interest in an entire financial asset recorded as sales, we recognize and initially measure at fair value all assets obtained and liabilities incurred. We record a gain or loss in noninterest income for the difference between the carrying amount and the fair value of the assets sold. Fair values are based on quoted market prices, quoted market prices for similar assets, or if market prices are not available, then the fair value is estimated using discounted cash flow analysis with assumptions for credit losses, prepayments and discount rates that are corroborated by and verified against market observable data, where possible.
Advertising: Advertising, promotion and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.4 million, $2.7 million, and $2.1 million for each of the periods ending December 31, 2016, 2015, and 2014, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 21, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2016, or 2014. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2015 totaled 54,903.
Information used to calculate earnings per share was as follows:

(In Thousands)	2016	2015	2014
Net income attributable to Northrim BanCorp, Inc.	$14,411	$17,783	$17,408
Basic weighted average common shares outstanding	6,884	6,859	6,761
Dilutive effect of potential common shares from awards granted under equity incentive program	91	89	91
Total	6,975	6,948	6,852
Earnings per common share
Basic	$2.09	$2.59	$2.57
Dilutive	$2.06	$2.56	$2.54

Comprehensive Income: Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale after the tax effect.
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

At December 31, 2016 and 2015, the Company had $376.4 million and $391.9 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2016, 41% of the Company’s loan portfolio is attributable to 27 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $98.7 million at December 31, 2016.
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

Correction of an Error: The Company identified and has corrected an error regarding the accounting for payments to be made by the Company to the four former equity owners of RML that were negotiated as part of the Company’s acquisition of 76.5% of the equity interest in RML on December 1, 2014. Three of the four former equity owners of RML have continuing employment contracts with the Company, and under the terms of the acquisition agreement, the payments are terminated for future periods if any two of these three continuing employees terminate employment before November 30, 2019. The fair value of the estimated payments was recorded as acquisition consideration on December 1, 2014, and accrued as a contingent liability. The Company has determined that these payments are more appropriately accounted for as compensation expense in the period they are incurred. Changes in the value of the contingent liability that was initially recorded when the Company acquired RML have previously been reflected on the Company’s Consolidated Statements of Income in the “Change in fair value, RML earn-out liability” line item in prior periods. As of September 30, 2016, this line item has been renamed to “Compensation expense - RML acquisition payments”, and the payments to the sellers of RML are expensed and recorded in the Consolidated Statements of Income in that same line item. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the period ended December 31, 2016, include the cumulative impact of the correction of the error, and prior period financial statements have not been restated.
The error correction reduces the total purchase price of RML from $29.5 million to $22.2 million and reduces the amount of goodwill recorded in the RML acquisition from $14.8 million to $7.5 million. The error correction eliminates the contingent liability originally recorded as part of the purchase consideration and results in the accrual of compensation expense, which is included in other liabilities on the Consolidated Balance Sheet. Accrued compensation expense related to these payments is $186,000 as of December 31, 2016 and represents compensation accrued for the period of December 1, 2016 through December 31, 2016. The error correction increased compensation expense - RML acquisition payments by $2.3 million and reduced net income by $1.4 million and covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the prospective accounting treatment of these payments also increased compensation expense - RML acquisition payments by $765,000 and reduced net income for the third and fourth quarters of 2016 by $438,000 for a total decrease in net income of $1.8 million in 2016. The change did not affect the total cash flows from operating, investing or financing activities in the Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the

Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and the Company should apply the amendments retrospectively. The Company has determined that interest income is out of the scope of this new guidance, but is reviewing its other revenue sources for impact from this new guidance. While the assessment is not complete, the Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and must be applied prospectively. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial position and results of operations. The Company is reviewing its existing lease portfolio to determine the impact of the new accounting guidance on the financial statements, as well as the impact to regulatory capital and risk-weighted assets. The Company does not expect the new accounting guidance to have a material impact on its consolidated results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) that is measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial position and results of operations. The Company has formed an implementation team and is in the process of reviewing different software systems which will assist the Company with the various calculations, modeling, and other changes anticipated in order to comply with the standard. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined, however, the impact on the Company's management of our loan portfolio is expected to be significant.
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
In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties that are under Common Control (“ASU 2016-17”). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. ASU 2016-17 is effective for the

Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied retrospectively for each period presented. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied on a prospective basis. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 -    Business Combinations
On December 1, 2014, the Company completed the acquisition of 76.5% of the equity interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage"). The primary reason for the acquisition was to expand the Company's presence in the mortgage lending business in Alaska. The fair value of the Company's 23.5% equity interest in RML immediately prior to the acquisition was $9.0 million. The Company recorded a $3.0 million gain in the fourth quarter of 2014 as a result of remeasuring the Company's equity interest in RML immediately prior to the acquisition, which is included in the Company's Consolidated Statement of Income in the line item entitled "Gain on purchase of mortgage affiliate". The Company utilized a market value approach to value its 23.5% equity interest in RML which included analysis of current trading values and historical acquisition multiples of comparable mortgage companies. The consideration transferred or transferable to the former owners of RML and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the December 1, 2014 acquisition date.
The former owners of RML (the "sellers") receive additional cash proceeds (the “payments”) based on the adjusted earnings of RML in all or a portion of the calendar years 2014, 2015, 2016, 2017, 2018 and 2019. The estimated value of these payments was initially recorded as a $7.3 million contingent liability as of December 1, 2014 as part of its purchase accounting for future payments. The total contingent liability as of December 31, 2015 was $6.6 million. For the year ended December 31, 2015, the Company recorded adjustments of $4.1 million, respectively, to increase the contingent liability. The increase in the contingent liability resulted from the excess of RML's pretax income for these 12 periods over and above estimates made at the close of the purchase of RML. The Company made its first payment to the sellers in the fourth quarter of 2015 for approximately $4.9 million and made its second payment in the fourth quarter of 2016 for approximately $3.8 million.

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

Per the purchase agreement, the payments are calculated as follows:

First tier payment	Adjusted pretax earnings greater than $1,000,000 and less than or equal to $2,000,000	Payment will be calculated as product of amount of adjusted pretax earnings times 40%
Second tier payment	Adjusted pretax earnings greater than $2,000,000 and less than or equal to $3,000,000	The first tier payment, plus the product of amount of adjusted pretax earnings greater than $2,000,000 and less than $3,000,000 times 50%
Third tier payment	Adjusted pretax earnings greater than $3,000,000 and less than or equal to $4,000,000	The first tier plus the second tier payment, plus the product of amount of adjusted pretax earnings greater than $3,000,000 and less than $4,000,000 times 70%
Fourth tier payment	Adjusted pretax earnings greater than $4,000,000 and less than or equal to $6,000,000	The first, second and third tier payment, plus the product of amount of adjusted pretax earnings greater than $4,000,000 and less than $6,000,000 times 85%
Fifth tier payment	Adjusted pretax earnings greater than $6,000,000	The first, second, third and fourth tier payment, plus the product of amount of adjusted pretax earnings greater than $6,000,000 times 55%

The Company estimates the amount of compensation expense for RML acquisition payments based on internal projections of adjusted earnings of RML, and this expense was $4.8 million for the year ended December 31, 2016, including $2.8 million in expense to correct the error described in Note 1. The accrued liability relating to the RML acquisition payments is $186,000 as of December 31, 2016. The RML acquisition payments are paid to the sellers annually in December.

NOTE 3 – Cash and Due from Banks
The Company is required to maintain a $500,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2016, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

NOTE 4 - Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2016	2015
Interest bearing deposits at Federal Reserve Bank	$15,734	$27,275
Interest bearing deposits at FHLB	31	108
Other interest bearing deposits at other institutions	301	301
Total	$16,066	$27,684

NOTE 5 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$264,267	$150	$1,056	$263,361
Municipal securities	18,184	26	53	18,157
U.S. Agency mortgage-backed securities	2	—	—	2
Corporate bonds	44,437	295	—	44,732
Preferred stock	4,922	49	4	4,967
Total securities available for sale	$331,812	$520	$1,113	$331,219
Securities held to maturity
Municipal securities	$899	$23	$—	$922
Total securities held to maturity	$899	$23	$—	$922
December 31, 2015
Securities available for sale
U.S. Treasury and government sponsored entities	$238,116	$150	$830	$237,436
Municipal securities	10,227	117	18	10,326
U.S. Agency mortgage-backed securities	818	1	10	809
Corporate bonds	39,049	57	88	39,018
Preferred stock	3,549	8	33	3,524
Total securities available for sale	$291,759	$333	$979	$291,113
Securities held to maturity
Municipal securities	$903	$56	$—	$959
Total securities held to maturity	$903	$56	$—	$959

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$180,638	$1,051	$489	$5	$181,127	$1,056
Corporate bonds	—	—	—	—	—	—
Municipal securities	11,533	33	1,786	20	13,319	53
Preferred stock	—	—	1,038	4	1,038	4
Total	$192,171	$1,084	$3,313	$29	$195,484	$1,113
2015:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$146,433	$829	$36	$1	$146,469	$830
Corporate bonds	19,874	88	—	—	19,874	88
Municipal securities	4,454	18	—	—	4,454	18
Mortgage-backed securities	637	9	100	1	737	10
Preferred stock	2,514	33	—	—	2,514	33
Total	$173,912	$977	$136	$2	$174,048	$979

The unrealized losses on investments in government sponsored entities, corporate bonds, and municipal securities in both periods were caused by changes in interest rates.  At December 31, 2016 and 2015, there were thirty-four and thirty-nine available-for-sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were four and six securities with unrealized losses at December 31, 2016 and 2015, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2016 and 2015, $50.9 million and $59.7 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2016, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$49,997	$50,041	0.96%
1-5 years	$214,270	$213,320	1.25%
Total	$264,267	$263,361	1.20%
U.S. Agency mortgage-backed securities
1-5 years	$2	$2	(5.90)%
Total	$2	$2	(5.90)%
Corporate bonds
Within 1 year	$9,793	$9,806	1.60%
1-5 years	26,208	26,370	1.67%
5-10 years	8,436	8,556	2.14%
Total	$44,437	$44,732	1.74%
Preferred stock
Over 10 years	$4,922	$4,967	6.41%
Total	$4,922	$4,967	6.41%
Municipal securities
Within 1 year	$4,325	$4,323	1.34%
1-5 years	13,267	13,278	2.32%
5-10 years	1,491	1,478	4.78%
Total	$19,083	$19,079	2.29%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2016, 2015, and 2014, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2016
Available for sale securities	$5,785	$12	$23
2015
Available for sale securities	$20,522	$271	$—
2014
Available for sale securities	$24,102	$465	$4

A summary of interest income for the years ending December 31, 2016, 2015, and 2014 on available for sale investment securities is as follows:

(In Thousands)	2016	2015	2014
U.S. Treasury and government sponsored entities	$2,661	$2,378	$1,769
U.S. Agency mortgage-backed securities	4	25	25
Other	948	670	857
Total taxable interest income	$3,613	$3,073	$2,651
Municipal securities	$282	$320	$391
Total tax-exempt interest income	$282	$320	$391
Total	$3,895	$3,393	$3,042

NOTE 6 - Loans and Credit Quality
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications.  The Company utilizes a loan risk grading system called the Asset Quality Rating (“AQR”) system to assign a risk classification to each of its loans.  The risk classification is a dual rating system that contemplates both probability of default and risk of loss given default. Loans are graded on a scale of 1 to 10 and, loans graded 1 – 6 are considered “pass” grade loans.  A description of the general characteristics of the AQR risk classifications are as follows:
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
The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2016
AQR Pass	$257,639	$26,061	$72,159	$135,359	$355,903	$44,733	$22,568	$25,151	$939,573
AQR Special Mention	1,950	—	—	57	—	—	501	78	2,586
AQR Substandard	18,589	—	—	16,762	698	669	520	52	37,290
Subtotal	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Less: Unearned origination fees, net of origination costs									(4,434)
Total loans									$975,015
December 31, 2015
AQR Pass	$257,293	$44,488	$74,956	$127,226	$347,157	$45,884	$26,015	$28,882	$951,901
AQR Special Mention	536	—	—	—	—	91	171	10	808
AQR Substandard	14,612	—	—	16,515	359	697	487	20	32,690
Subtotal	$272,441	$44,488	$74,956	$143,741	$347,516	$46,672	$26,673	$28,912	$985,399
Less: Unearned origination fees, net of origination costs									(4,612)
Total loans									$980,787

At December 31, 2016, approximately 74% of the Company’s loans are secured by real estate and 3% are unsecured. Approximately 23% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Nonaccrual Loans
Nonaccrual loans net of government guarantees totaled $12.5 million and $2.1 million December 31, 2016 and December 31, 2015, respectively. Interest income which would have been earned on nonaccrual loans for 2016, 2015, and 2014 amounted to $676,000, $276,000, and $218,000, respectively.  Additionally, the Company recognized interest income of $181,000, $617,000, and $350,000 in 2016, 2015, and 2014, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
December 31, 2016
Commercial	$8,750	$—	$4,208	$542	$13,500
Real estate term owner occupied	—	—	—	29	29
Real estate term non-owner occupied	—	—	—	197	197
Consumer secured by 1st deeds of trust	—	—	167	—	167
Total nonaccrual loans	8,750	—	4,375	768	13,893
Government guarantees on nonaccrual loans	—	—	(1,413)	—	(1,413)
Net nonaccrual loans	$8,750	$—	$2,962	$768	$12,480
December 31, 2015
Commercial	$—	$82	$290	$2,641	$3,013
Real estate term owner occupied	—	—	—	38	38
Real estate term non-owner occupied	—	—	108	251	359
Consumer secured by 1st deeds of trust	—	—	—	256	256
Consumer other	—	—	20	—	20
Total nonaccrual loans	—	82	418	3,186	3,686
Government guarantees on nonaccrual loans	—	—	—	(1,561)	(1,561)
Net nonaccrual loans	$—	$82	$418	$1,625	$2,125

Past Due Loans
There were $456,000 and zero past due loans greater than 90 days and still accruing interest at December 31, 2016 and 2015, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
December 31, 2016
Commercial	$—	$141	$404	$545	$13,500	$264,133	$278,178
Real estate construction one-to-four family	—	—	—	—	—	26,061	26,061
Real estate construction other	—	—	—	—	—	72,159	72,159
Real estate term owner occupied	887	—	—	887	29	151,262	152,178
Real estate term non-owner occupied	—	—	—	—	197	356,404	356,601
Real estate term other	—	—	—	—	—	45,402	45,402
Consumer secured by 1st deed of trust	390	518	—	908	167	22,514	23,589
Consumer other	171	80	52	303	—	24,978	25,281
Subtotal	$1,448	$739	$456	$2,643	$13,893	$962,913	$979,449
Less: Unearned origination fees, net of origination costs							(4,434)
Total							$975,015
December 31, 2015
Commercial	$242	$21	$—	$263	$3,013	$269,165	$272,441
Real estate construction one-to-four family	—	—	—	—	—	44,488	44,488
Real estate construction other	—	—	—	—	—	74,956	74,956
Real estate term owner occupied	—	—	—	—	38	143,703	143,741
Real estate term non-owner occupied	—	—	—	—	359	347,157	347,516
Real estate term other	289	—	—	289	—	46,383	46,672
Consumer secured by 1st deed of trust	568	—	—	568	256	25,849	26,673
Consumer other	30	—	—	30	20	28,862	28,912
Subtotal	$1,129	$21	$—	$1,150	$3,686	$980,563	$985,399
Less: Unearned origination fees, net of origination costs							(4,612)
Total							$980,787

Impaired Loans
At December 31, 2016 and 2015, the recorded investment in loans that are considered to be impaired was $38.7 million and $34.6 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2016 and 2015:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	9,213	9,893	—
Real estate construction other - AQR substandard	—	—	—
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR special mention	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Subtotal	$29,435	$30,131	$—

With an allowance recorded
Commercial - AQR substandard	$9,221	$9,221	$614
Subtotal	$9,221	$9,221	$614

Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	18,434	19,114	614
Real estate construction other - AQR substandard	—	—	—
Real estate term owner-occupied - AQR pass	252	252	—
Real estate term owner-occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR special mention	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Total	$38,656	$39,352	$614

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded
Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	13,333	13,746	—
Real estate term owner occupied - AQR pass	753	753	—
Real estate term owner occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Real estate term other - AQR substandard	697	697	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Subtotal	$33,579	$33,992	$—

With an allowance recorded
Commercial - AQR substandard	$1,061	$1,061	$344
Subtotal	$1,061	$1,061	$344

Commercial - AQR special mention	$157	$157	$—
Commercial - AQR substandard	14,394	14,807	344
Real estate term owner-occupied - AQR pass	753	753	—
Real estate term owner-occupied - AQR substandard	16,476	16,476	—
Real estate term non-owner occupied - AQR pass	473	473	—
Real estate term non-owner occupied - AQR substandard	352	352	—
Real estate term other - AQR pass	699	699	—
Real estate term other - AQR special mention	91	91	—
Real estate term other - AQR substandard	697	697	—
Consumer secured by 1st deeds of trust - AQR pass	76	76	—
Consumer secured by 1st deeds of trust - AQR substandard	472	472	—
Total	$34,640	$35,053	$344

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2016 and 2015, respectively:

Year Ended December 31,	2016		2015
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$170	$13	$163	$13
Commercial - AQR substandard	15,522	840	9,996	378
Real estate construction one-to-four family - AQR substandard	988	—	—	—
Real estate construction other - AQR pass	—	—	557	72
Real estate construction other - AQR substandard	1,431	—	1,431	—
Real estate term owner occupied - AQR pass	378	34	696	63
Real estate term owner occupied - AQR special mention	—	—	67	5
Real estate term owner occupied - AQR substandard	16,551	1,202	6,941	355
Real estate term non-owner occupied - AQR pass	442	91	521	75
Real estate term non-owner occupied - AQR special mention	—	—	1,080	97
Real estate term non-owner occupied - AQR substandard	599	28	1,141	—
Real estate term other - AQR pass	627	58	179	13
Real estate term other - AQR special mention	43	4	68	6
Real estate term other - AQR substandard	683	55	816	50
Consumer secured by 1st deeds of trust - AQR pass	38	2	79	4
Consumer secured by 1st deeds of trust - AQR special mention	36	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	568	24	514	9
Consumer other - AQR substandard	13	—	—	—
Subtotal	$38,089	$2,354	$24,249	$1,140

With an allowance recorded
Commercial - AQR substandard	$2,451	$—	$1,668	$—
Real estate construction one-to-four family - AQR substandard	1,986	—	—	—
Real estate term other - AQR substandard	—	—	70	—
Consumer secured by 1st deeds of trust - AQR substandard	73	—	—	—
Consumer other - AQR substandard	—	—	10	—
Subtotal	$4,510	$—	$1,748	$—

Total
Commercial - AQR special mention	$170	$13	$163	$13
Commercial - AQR substandard	17,973	840	11,664	378
Real estate construction one-to-four family - AQR substandard	2,974	—	—	—
Real estate construction other - AQR pass	—	—	557	72
Real estate construction other - AQR substandard	1,431	—	1,431	—
Real estate term owner-occupied - AQR pass	378	34	696	63
Real estate term owner-occupied - AQR special mention	—	—	67	5
Real estate term owner-occupied - AQR substandard	16,551	1,202	6,941	355
Real estate term non-owner occupied - AQR pass	442	91	521	75
Real estate term non-owner occupied - AQR special mention	—	—	1,080	97
Real estate term non-owner occupied - AQR substandard	599	28	1,141	—
Real estate term other - AQR pass	627	58	179	13
Real estate term other - AQR special mention	43	4	68	6
Real estate term other - AQR substandard	683	55	886	50
Consumer secured by 1st deeds of trust - AQR pass	38	2	79	4
Consumer secured by 1st deeds of trust - AQR special mention	36	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	641	24	514	9
Consumer other - AQR substandard	13	—	10	—
Total Impaired Loans	$42,599	$2,354	$25,997	$1,140
The average recorded investment was $10.5 million, and interest income recognized on impaired loans was $762,000 for the year ended December 31, 2014.
Purchased Credit Impaired Loans
The Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2016 and 2015 were $1.1 million and $1.6 million, respectively.
Troubled Debt Restructurings
Loans classified as troubled debt restructurings (“TDR”) totaled $16.2 million and $13.7 million at December 31, 2016 and December 31, 2015, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table identifies the portion of TDR balances as of December 31, 2016 that were restructured during 2016:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$4,234	$134	$4,368
Subtotal	$4,234	$134	$4,368
Existing Troubled Debt Restructurings	1,897	9,954	11,851
Total	$6,131	$10,088	$16,219

The following table provides additional information about loans that were restructured in 2016:

(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$135	$4,234	$—	$4,369
Total	2	$—	$135	$4,234	$—	$4,369
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$134	$4,233	$—	$4,367
Total	2	$—	$134	$4,233	$—	$4,367

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2016.  There were no chargeoffs in 2016 on loans that were later classified as a TDR, and there was a $304,000 chargeoff in 2015 on a loan that was later classified as a TDR in 2015.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were four TDRs with specific impairment at December 31, 2016 and none at December 31, 2015, respectively.
There were no loans that were restructured during 2016, 2015, and 2014, respectively, that also subsequently defaulted within the first twelve months of restructure in those same periods.
At December 31, 2016 and 2015, there were no loans pledged as collateral to secure public deposits.
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2016	2015
Balance, beginning of the year	$117	$2,262
Loans made	—	—
Repayments	27	2,145
Balance, end of year	$90	$117

The Company’s amount of unfunded loan commitments to these directors or their related interests on December 31, 2016 and 2015, was $15,000 and $0, respectively.

NOTE 7 - Allowance for Loan Losses
The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(903)	(535)	—	—	—	—	(36)	(8)	—	(1,482)
Recoveries	699	—	—	—	—	—	—	29	—	728
Provision (benefit)	(167)	231	26	701	1,338	191	85	(10)	(97)	2,298
Balance, end of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Balance, end of period:
Individually evaluated
for impairment	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Balance, end of period:
Collectively evaluated
for impairment	$4,921	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,083
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(616)	—	—	—	—	(81)	(28)	(101)	—	(826)
Recoveries	379	—	—	—	—	107	3	13	—	502
Provision (benefit)	500	210	(214)	77	811	(54)	4	75	345	1,754
Balance, end of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Balance, end of period:
Individually evaluated
for impairment	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Balance, end of period:
Collectively evaluated
for impairment	$5,562	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$17,809
2014
Balance, beginning of period	$5,779	$557	$539	$1,583	$4,297	$537	$322	$390	$2,278	$16,282
Charge-Offs	(319)	—	—	(160)	—	—	(59)	(87)	—	(625)
Recoveries	1,041	625	—	—	—	—	4	32	—	1,702
Provision (benefit)	(858)	(538)	1,114	157	407	119	18	75	(1,130)	(636)
Balance, end of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Balance, end of period:
Individually evaluated
for impairment	$75	$—	$—	$—	$—	$—	$—	$—	$—	$75
Balance, end of period:
Collectively evaluated
for impairment	$5,568	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,648

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2016
Balance, end of period	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Balance, end of period:
Individually evaluated
for impairment	$18,657	$—	$—	$16,946	$1,084	$1,302	$615	$52	$38,656
Balance, end of period:
Collectively evaluated
for impairment	$259,521	$26,061	$72,159	$135,232	$355,517	$44,100	$22,974	$25,229	$940,793
December 31, 2015
Balance, end of period	$272,441	$44,488	$74,956	$143,741	$347,516	$46,672	$26,673	$28,912	$985,399
Balance, end of period:
Individually evaluated
for impairment	$14,551	$—	$—	$17,229	$825	$1,487	$548	$—	$34,640
Balance, end of period:
Collectively evaluated
for impairment	$257,890	$44,488	$74,956	$126,512	$346,691	$45,185	$26,125	$28,912	$950,759

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2016
Individually evaluated for impairment
AQR Substandard	$614	$614	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	17,628	4,867	550	1,465	2,358	6,853	819	310	406	—
AQR Special Mention	56	51	—	—	—	—	—	3	2	—
AQR Substandard	3	3	—	—	—	—	—	—	—	—
Unallocated	1,396	—	—	—	—	—	—	—	—	1,396
	$19,697	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396
December 31, 2015
Individually evaluated for impairment:
AQR Substandard	$344	$344	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,290	5,543	854	1,439	1,657	5,515	624	261	397	—
AQR Special Mention	18	11	—	—	—	—	4	3	—	—
AQR Substandard	8	8	—	—	—	—	—	—	—	—
Unallocated	1,493	—	—	—	—	—	—	—	—	1,493
	$18,153	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.    Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2016, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2016 or 2015, respectively, and there were no restructured purchased receivables in 2016, 2015, or 2014.
Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2016, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2016	2015
Purchased receivables	$20,662	$13,507
Reserve for purchased receivable losses	(171)	(181)
Total	$20,491	$13,326

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2016	2015	2014
Balance at beginning of year	$181	$289	$273
Charge-offs	—	—	(793)
Recoveries	—	30	105
Net recoveries (charge-offs)	—	30	(688)
Reserve for (recovery from) purchased receivables	(10)	(138)	704
Balance at end of year	$171	$181	$289

The Company recorded no charge-offs in 2016 and 2015. The Company recorded one full charge-off and one partial charge-off totaling $793,000 in 2014.

NOTE 9 - Other Real Estate Owned
At December 31, 2016 and 2015, the Company held $6.6 million and $3.1 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2016	2015	2014
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$304	$224	$174
Impairment on OREO	187	361	56
Rental income on OREO	(98)	(80)	(3)
Gains on sale of OREO	(295)	(315)	(643)
Total	$98	$190	($416)

NOTE 10 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2016	2015
Land		$2,596	$2,600
Furniture and equipment	3-7 years	14,912	12,641
Tenant improvements	2-15 years	8,325	8,023
Buildings	39 years	37,683	39,233
Total Premises and Equipment		63,516	62,497
Accumulated depreciation and amortization		(24,198)	(22,280)
Total Premises and Equipment, Net		$39,318	$40,217

Depreciation expense and amortization of leasehold improvements was $2.4 million, $2.3 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Related Party Transactions: The Company made no payments to related parties in the year ended December 31, 2016. The Company paid a related party $122,000 in January 2015, and $5.4 million for the year ending December 31, 2014, for general contracting services related to several construction projects for the Bank.  The transactions which occurred in 2015 and 2014 between the Bank and the related party, were reviewed and discussed by the Governance and Nominating Committee of the Company’s Board, and were approved by the Company’s Board.

NOTE 11 - Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the year indicated:

(In thousands)	2016	2015

Balance, beginning of period	$1,654	$1,010
Additions for new MSR capitalized	3,029	802
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(214)	29
Other (2)	(312)	(187)
Carrying value, December 31	$4,157	$1,654

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015

Balance of loans serviced for others	$272,442	$125,446
MSR as a percentage of serviced loans	1.53%	1.32%

The Company recognized servicing fees of $675,000, $261,000 and $203,000 during 2016, 2015 and 2014, respectively, as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2016 and 2015:

	2016	2015

Constant prepayment rate	11.58%	10.54%
Discount rate	9.25%	9.10%

At December 31, 2016 and 2015, the Company serviced $456.4 million and $263.0 million of commercial and mortgage loans, respectively, which had been sold to various investors without recourse. At December 31, 2016 and 2015, the Company held $2.7 million and $1.4 million, respectively, in trust for these loans for the payment of such items as taxes, insurance, and maintenance costs.

NOTE 12 - Goodwill and Intangible Assets
A summary of intangible assets and other assets is as follows:

(In Thousands)	2016	2015
Intangible assets:
Goodwill	$15,017	$22,334
Core deposit intangible	357	492
Trade name intangible	950	950
Total	$16,324	$23,776

Goodwill and Other Intangible Assets: In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company is amortizing the CDI related to the Alaska First acquisition over its estimated useful life of ten years using an accelerated method.  Accumulated amortization related to the Alaska First CDI was $1.3 million, $1.3 million, and $1.2 million at December 31, 2016, 2015 and 2014, respectively.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska Pacific CDI was $283,000, $190,000 and $85,000 at December 31, 2016, 2015, and 2014, respectively. Lastly, on December 1, 2014 the Company recorded goodwill and a trade name intangible as part of the acquisition of RML. As of December 31, 2016, the Company has $7.5 million of goodwill and $950,000 of trade name intangible recorded related to this transaction. Refer to footnote 1 for discussion of the change in the balance of goodwill in 2016 related to this acquisition. These assets have indefinite useful lives and are not amortized.

The Company performed its annual goodwill impairment testing at December 31, 2016 and 2015 in accordance with the policy described in Note 1 to the financial statements. At December 31, 2016, the Company performed its annual impairment test using a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s capital position; the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; and trends in the Company’s cash flows. Significant negative inputs to the qualitative assessment included the recent decline in oil prices and current uncertainty in the Alaska economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2016 and that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $135,000, $258,000, and $289,000 for the years ended December 31, 2016, 2015, and 2014, respectively.  Accumulated amortization for intangible assets was $6.8 million and $6.7 million at December 31, 2016 and 2015, respectively.
The future amortization expense required on these assets is as follows:

(In Thousands)
2017	$100
2018	71
2019	59
2020	48
2021	37
Thereafter	43
Total	$358

NOTE 13 - Other Assets

(In Thousands)	2016	2015
Other assets:
Investment in Low Income Housing Partnerships	$24,174	$20,233
Deferred taxes, net	10,264	9,939
Bank owned life insurance	6,181	5,887
Investment in equity method investments	4,560	4,573
Accrued interest receivable	3,734	3,620
Prepaid expenses	1,596	1,230
Taxes receivable	1,755	878
Rate lock derivative	1,137	1,514
Other assets	2,727	3,900
Total	$56,128	$51,774
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:

•	The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The table following shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $2.9 million, $2.7 million, and $1.3 million in 2016, 2015, and 2014, respectively.  The Company expects to fund its remaining $7.4 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4 - MVV	May 2014	17	$8,528	($8,248)	$280
R4 - Coronado	March 2013	17	10,729	(10,089)	640
R4 - PJ33	June 2016	17	6,809	(432)	6,377
WNC	December 2012	16	2,500	(2,380)	120
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$37,566	($30,149)	$7,417

NOTE 14 - Deposits
Deposits: At December 31, 2016, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2017	$97,675
2018	25,885
2019	6,610
2020	935
2021	424
Thereafter	186
Total	$131,715

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had no CDARS certificates of deposits at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the FHLB.  At December 31, 2016 and 2015, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2016 and 2015, the Company held $2.5 million and $3.4 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2016	2015	2014
Interest-bearing demand accounts	$67	$63	$59
Money market accounts	418	404	388
Savings accounts	489	470	511
Certificates of deposit $100,000 and greater	707	754	292
Certificates of deposit less than $100,000	189	248	169
Total	$1,870	$1,939	$1,419

NOTE 15 - Borrowings
The Company has a maximum line of credit with the FHLB approximating 35% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2016, the Company's available borrowing line is $183.4 million, representing approximately 12% of total assets. Additional advances of up to 35% of eligible assets, or $534.3 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $4.3 million and $2.1 million as of December 31, 2016 and 2015, respectively, which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period, which mirrors the term of the loan made to the borrower, and a fixed interest rate of 2.61%. Both of these FHLB advances are included in borrowings.
The Federal Reserve Bank is holding $83.7 million of loans as collateral to secure available borrowing lines through the discount window of $46.0 million at December 31, 2016.  There were no discount window advances outstanding at December 31, 2016 and 2015.  The Company paid less than $1,000 in 2016 and 2015 in interest on this agreement.
The Company is subject to further regulatory standards issued by the State of Alaska which, subject to certain exceptions, limit the amount of the Bank's outstanding debt to 15% of total assets or $227.4 million and $223.8 million at December 31, 2016 and 2015, respectively.
Securities sold under agreements to repurchase were $27.6 million and $31.4 million, respectively, for December 31, 2016 and 2015.  The Company was paying an average rate of 0.11% and 0.10% on these agreements at December 31, 2016 and 2015, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2016 and 2015 was $27.2 million and $23.7 million, respectively, and the maximum outstanding at any month-end was $30.5 million and $37.1 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the Federal Home Loan Bank under the Company’s control.
The future principal payments that are required on the Company’s borrowings as of December 31, 2016, are as follows:

(In Thousands)
2017	$27,681
2018	101
2019	104
2020	108
2021	111
Thereafter	3,840
Total	$31,945

The Company recognized interest expense of $157,000, $469,000, and $184,000 in 2016, 2015, and 2014, respectively. The average interest rates paid on long-term debt in the same periods was 2.82%, 2.52%, and 3.51%, respectively.

NOTE 16 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 4.06% at December 31, 2016.  The interest cost to the Company on these debentures was $319,000, $289,000, and $274,000 in 2016, 2015, and 2014, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 2.33% at December 31, 2016.  The interest cost to the Company on these debentures was $215,000, $174,000, and $163,000 in 2016, 2015, and 2014, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

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
To be eligible for 401(k) contributions, participants must be employed at the end of the plan year, except in the case of death, disability or retirement.  Northrim Bank expensed $841,000, $759,000, and $774,000, in 2016, 2015, and 2014, respectively, for 401(k) contributions and included these expenses in salaries and other personal expense in the Consolidated Statements of Income.

Employees of RML may participate in RML's 401(k) plan. Participation in the plan is available to RML employees who have completed three months of service with the Company and have attained the age of twenty and one-half years. RML expensed $190,000 and $172,000 in 2016 and 2015, respectively, and $12,000 in December 2014 for 401(k) contributions and included this expense in salaries and other personal expenses in the Consolidated Statements of Income.
On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $299,000, $228,000, and $184,000, in 2016, 2015, and 2014, respectively.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2016 and 2015, the balance of the accrued liability for this plan was included in other liabilities and totaled $2.6 million and $2.5 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expense of $673,000 and $692,000 in 2016 and 2015, respectively, and $87,000 in December 2014. RML's recorded obligation under the SERP amounted to $2.9 million at December 31, 2016 and 2015, respectively, and was included in other liabilities.
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $199,000 in 2016, an increase of $99,000 in 2015, and an increase in its liability of $140,000 in 2014.  These expenses are included in salaries and other personnel expense in the Consolidated Statements of Income.  At December 31, 2016 and 2015, the balance of the accrued liability for this plan was included in other liabilities and totaled $1.6 million and $1.4 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $1.1 million, $1.2 million, and $1 million for 2016, 2015, and 2014, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2017 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 18 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $2.8 million, $2.8 million, and $1.3 million in 2016, 2015, and 2014, respectively.  The Company's required minimum rental payments on non-cancelable leases as of December 31, 2016, are as follows:

(In Thousands)
2017	$2,658
2018	2,461
2019	2,080
2020	1,822
2021	1,830
Thereafter	11,094
Total	$21,945

Rental income under leases was $424,000, $447,000 and $260,000 in 2016, 2015, and 2014, respectively.  The Company's future required minimum rental receipts on non-cancelable leases as of December 31, 2016, are as follows:

(In Thousands)
2017	$411
2018	400
2019	407
2020	414
2021	242
Thereafter	—
Total	$1,874
Employee benefit plans: The Company is self-insured for medical, dental, and vision plan benefits provided to employees.  The Company has obtained stop-loss insurance to limit total medical claims in any one year to $175,000 per covered individual.  The Company has established a liability for outstanding incurred but unreported claims.  While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
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

(In Thousands)	2016	2015
Off-balance sheet commitments:
Commitments to extend credit	$236,624	$222,387
Commitments to originate loans held for sale	$62,421	$71,820
Standby letters of credit	$9,931	$6,399
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
Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase three loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.
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
Total unfunded commitments were $309 million and $300.6 million at December 31, 2016 and 2015, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has a reserve for losses related to these commitments and letters of credit that is recorded in other liabilities on the consolidated balance sheets. The reserve was $122,000 and $114,000 as of December 31, 2016 and 2015, respectively.
Capital Expenditures and Commitments: The Company entered into a contract with a new core banking systems vendor in the third quarter of 2016. Conversion to the new system is expected to occur in the second quarter of 2017. Operating costs after conversion to the new system are expected to remain relatively consistent with current operating costs; however, the Company expects to incur additional expenses between $1.7 million and $2.0 million in 2017 related to this conversion primarily due to a temporary increase in staffing levels in order to facilitate a successful conversion. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2016.
At December 31, 2016, the Company has capital commitments of $61,000 related to the planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in 2017.

NOTE 19 - Derivatives
The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $301,000 and $216,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2016 and 2015, respectively.
The Company had interest rate swaps with an aggregate notional amount of $18.9 million and $21.3 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to commercial loan customers totaling $9.5 million, and two fixed to variable rate swaps with a counterparty totaling $9.5 million. Changes in fair value from these four interest rate swaps offset each other in 2016 and 2015. The Company did not recognize any fee income related to interest rate swaps in 2016, 2015, or 2014. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contract" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2016 and 2015, RML had commitments to originate mortgage loans held for sale totaling $62.4 million and $71.3 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2016 and December 31, 2015:

(In thousands)	Asset Derivatives
		December 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other assets	$71	$125
Interest rate lock commitments	Other assets	1,137	1,514
Total		$1,208	$1,639

(In thousands)	Liability Derivatives
		December 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other liabilities	$71	$125
Retail interest rate contracts	Other liabilities	78	91
Total		$149	$216
The following table presents the gains of derivatives not designated as hedging instruments at December 31, 2016 and 2015:

(In thousands)	Income Statement Location	December 31, 2016	December 31, 2015

Interest rate contracts	Mortgage banking income	($530)	($422)
Interest rate lock commitments	Mortgage banking income	(367)	626
Total		($897)	$204
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

The following table summarizes the derivatives that have a right of offset as of December 31, 2016 and 2015:

December 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$—	$71

Liability Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—	—	78

December 31, 2015				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$125	$—	$125	$—	$—	$125

Liability Derivatives
Commercial interest rate swaps	$125	$—	$125	$—	$125	$—
Retail interest rate contracts	91	—	91	—	—	91

NOTE 20 - Common Stock
Quarterly cash dividends were paid aggregating to $5.4 million, $5.1 million, and $4.8 million, or $0.78 per share, $0.74 per share, and $0.70 per share, in 2016, 2015, and 2014, respectively.  On February 23, 2017, the Board of Directors declared a $0.21 per share cash dividend payable on March 17, 2017, to shareholders of record on March 9, 2017.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2016, there are 227,242 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  No repurchases occurred during 2016 and 2015.

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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2016, 2015, and 2014:

Stock Options:	2016	2015	2014
Grant date fair value	$6.31	$7.01	$6.73
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	2.15%	2.17%	2.21%
Dividend yield rate	2.85%	2.64%	2.64%
Price volatility	27.37%	28.63%	28.93%

The following table summarizes stock option activity during 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2016	199,747	$23.02
Granted	23,362	28.10
Forfeited	(11,516)	25.94
Exercised	(37,836)	22.38
Outstanding at December 31, 2016	173,757	$23.65	4.94

The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2016 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2016.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2016, 2015, and 2014 was $1.2 million, $794,000, and $760,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2016, 2015, and 2014 was $208,000, $82,000, and $224,000, respectively.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. In 2016, 2015, and 2014 the Company received cash of zero, $169,000, and $168,000, respectively, for cash stock option exercises. In 2016, 2015, and 2014 the Company net settled $847,000, $201,000, and $729,000 respectively, for cashless stock option exercises.  The Company withheld $1.1 million, $358,000, and $872,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2016, 2015, and 2014, respectively.
For the year ended December 31, 2016, 2015 and 2014, the Company recognized $207,000, $96,000, and $68,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.  As of December 31, 2016 there was approximately $287,000 of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average vesting period of 2.2 years.

Restricted Stock Units:  Under the 2014 Plan and previous plans, the Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
The following table summarizes restricted stock unit activity during 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2016	62,987	$26.69
Granted	26,058	28.10
Vested	(19,432)	23.74
Forfeited	(4,712)	28.09
Outstanding at December 31, 2016	64,901	$28.04	1.94

The total intrinsic value of restricted stock units vested for the years ended December 31, 2016, 2015, and 2014 was $501,000, $510,000, and $438,000, respectively.
For the year ended December 31, 2016, 2015 and 2014, the Company recognized $571,000, $512,000, and $292,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.  As of December 31, 2016, there was approximately $1.2 million of total unrecognized compensation expense related to non-vested options which is expected to be recognized over the weighted-average vesting period of 2.2 years.

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
Federal banking agencies have established minimum amounts and ratios of common equity Tier 1 capital, total Tier 1 capital, total capital to risk-weighted assets, and of Tier I capital to average assets.  The regulations set forth the definitions of capital, risk-weighted and average assets.  Management believes, as of December 31, 2016, that the Company and the Bank met all capital adequacy requirements.
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
Under the Rules, beginning in 2015, both the Company and the Bank are required to meet more stringent minimum capital requirements. The Rules implemented a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. The Company and the Bank are each required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to phase in a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer is subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $18 million more in regulatory capital than the Bank at December 31, 2016 and 2015, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$171,190	13.20%	$58,360	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$204,927	15.80%	$103,761	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$188,658	14.54%	$77,851	≥ 6%	NA	NA
Tier I Capital (to average assets)	$188,658	12.59%	$59,939	≥ 4%	NA	NA
As of December 31, 2015:
Common equity tier 1 capital (to risk-weighted assets)	$154,464	12.01%	$57,876	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$187,761	14.60%	$102,883	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$171,653	13.34%	$77,205	≥ 6%	NA	NA
Tier I Capital (to average assets)	$171,653	11.20%	$61,305	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$168,529	13.07%	$58,025	≥ 4.5%	$83,813	≥ 6.5%
Total Capital (to risk-weighted assets)	$184,695	14.33%	$103,110	≥ 8%	$128,887	≥ 10%
Tier I Capital (to risk-weighted assets)	$168,529	13.07%	$77,366	≥ 6%	$103,155	≥ 8%
Tier I Capital (to average assets)	$168,529	11.30%	$59,656	≥ 4%	$74,570	≥ 5%
As of December 31, 2015:
Common equity tier 1 capital (to risk-weighted assets)	$156,317	12.21%	$57,611	≥ 4.5%	$83,215	≥ 6.5%
Total Capital (to risk-weighted assets)	$171,662	13.41%	$102,408	≥ 8%	$128,010	≥ 10%
Tier I Capital (to risk-weighted assets)	$155,630	12.16%	$76,791	≥ 6%	$102,388	≥ 8%
Tier I Capital (to average assets)	$155,630	10.18%	$61,151	≥ 4%	$76,439	≥ 5%

NOTE 23 - Income Taxes
At December 31, 2016 and 2015, the Company had $1.8 million and $878,000 in total taxes receivable, respectively, included in other assets.  The Company realized $3.5 million , $2.4 million, and $1.3 million in tax credits related to its investments in low income housing tax credit partnerships for 2016, 2015, and 2014 respectively.  Additionally, in 2014, the Company purchased and utilized $59,000 in Alaska film tax credits from the State of Alaska.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense(Benefit)	Total Expense
2016:
Federal	$2,874	($281)	$2,593
State	674	(83)	591
Amortization of investment in low income housing tax credit partnerships	2,868	—	2,868
Total	$6,416	($364)	$6,052
2015:
Federal	$4,752	$127	$4,879
State	1,200	21	1,221
Amortization of investment in low income housing tax credit partnerships	2,684	—	2,684
Total	$8,636	$148	$8,784
2014:
Federal	$6,589	($1,117)	$5,472
State	1,558	(194)	1,364
Amortization of investment in low income housing tax credit partnerships	1,337	—	1,337
Total	$9,484	($1,311)	$8,173

The actual expense for 2016, 2015, and 2014, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2016, 2015, and 2014) as follows:

(In Thousands)	2016	2015	2014
Computed “expected” income tax expense	$7,365	$8,552	$8,646
State income taxes, net	384	794	886
Non-deductible merger expenses	—	—	130
Tax-exempt interest on investment securities	(566)	(507)	(415)
Tax-exempt gain on purchase of mortgage affiliate	—	—	(1,050)
Amortization of investment in low income housing tax credit partnerships	2,868	2,684	1,337
Low income housing credits	(3,540)	(2,446)	(1,298)
Other	(459)	(293)	(63)
Total	$6,052	$8,784	$8,173

The components of the net deferred tax asset are as follows:

(In Thousands)	2016	2015	2014
Deferred Tax Asset:
Allowance for loan losses	$7,717	$7,082	$5,900
Loan fees, net of costs	1,823	1,896	1,871
Depreciation and amortization	31	(64)	(60)
Other real estate owned	123	46	50
Deferred compensation	2,112	2,005	1,691
Net operating loss carryforwards	—	73	589
Equity compensation	544	578	502
Loan discount	326	476	1,003
Fair market value adjustment on certificates of deposit	247	283	321
Unrealized loss on available-for-sale investment securities	195	235	—
Other	1,455	1,380	1,636
Total Deferred Tax Asset	$14,573	$13,990	$13,503

Deferred Tax Liability:
Unrealized gain on available-for-sale investment securities	$—	$—	($173)
Intangible amortization	(2,804)	(2,494)	(2,206)
Mortgage servicing rights	(415)	(415)	—
FHLB stock repurchase and dividends	(686)	(686)	(306)
Other	(404)	(456)	(731)
Total Deferred Tax Liability	($4,309)	($4,051)	($3,416)
Net Deferred Tax Asset	$10,264	$9,939	$10,087
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

As of December 31, 2016, the Company had no unrecognized tax benefits. There were no amounts related to interest and penalties recognized for the years ended December 31, 2016, 2015, and 2014.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2016, 2015, 2014 and 2013.

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
Derivative Instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Estimated fair values as of the periods indicated are as follows:

	December 31, 2016		December 31, 2015
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$50,551	$50,551	$58,673	$58,673
Investment securities	43,486	43,486	43,033	43,033

Level 2 inputs:
Investment securities	288,632	288,655	248,983	249,039
Investment in Federal Home Loan Bank Stock	1,965	1,965	1,816	1,816
Accrued interest receivable	3,734	3,734	3,620	3,620
Commercial interest rate swaps	71	71	125	125

Level 3 inputs:
Loans and loans held for sale	1,018,611	1,026,350	1,031,340	1,033,551
Purchased receivables, net	20,491	20,491	13,326	13,326
Interest rate lock commitments	1,137	1,137	1,514	1,514
Mortgage servicing rights	4,157	4,157	1,654	1,654

Financial liabilities:
Level 2 inputs:
Deposits	$1,267,653	$1,266,995	$1,240,792	$1,240,223
Securities sold under repurchase agreements	27,607	27,607	31,420	31,420
Borrowings	4,338	4,186	2,120	2,101
Accrued interest payable	64	64	56	56
Commercial interest rate swaps	71	71	125	125
Retail interest rate contracts	78	78	91	91
Level 3 inputs:
Accrued liability, RML acquisition payments	186	4,500	6,624	6,624
Junior subordinated debentures	18,558	18,398	18,558	17,433

Unrecognized financial instruments:
Commitments to extend credit(1)	$236,624	$2,366	$222,387	$2,224
Standby letters of credit(1)	9,931	99	6,399	64
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$263,361	$30,063	$233,298	$—
Municipal securities	18,157	—	18,157	—
U.S. Agency mortgage-backed securities	2	—	2	—
Corporate bonds	44,732	8,456	36,276	—
Preferred stock	4,967	4,967	—	—
Total available for sale securities	$331,219	$43,486	$287,733	$—
Commercial interest rate swaps	$71	$—	$71	$—
Interest rate lock commitments	1,137	—	—	1,137
Mortgage servicing rights	4,157	—	—	4,157
Total other assets	$5,365	$—	$71	$5,294
Liabilities:
Commercial interest rate swaps	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—
Total other liabilities	$149	$—	$149	$—
December 31, 2015
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$237,436	$35,008	$202,428	$—
Municipal securities	10,326	—	10,326	—
U.S. Agency mortgage-backed securities	809	—	809	—
Corporate bonds	39,018	4,501	34,517	—
Preferred stock	3,524	3,524	—	—
Total available for sale securities	$291,113	$43,033	$248,080	$—
Commercial interest rate swaps	125	—	125	—
Interest rate lock commitments	1,514	—	—	1,514
Mortgage servicing rights	1,654	—	—	1,654
Total other assets	$3,293	$—	$125	$3,168
Liabilities:
Commercial interest rate swaps	$125	$—	$125	$—
Retail interest rate contracts	91	—	91	—
Total other liabilities	$216	$—	$216	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2016 and 2015:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
December 31, 2016
Interest rate lock commitments	$1,514	($2,063)	$20,612	($18,926)	$1,137	$1,137
Mortgage servicing rights	1,654	(526)	3,029	—	4,157	—
Total	$3,168	($2,589)	$23,641	($18,926)	$5,294	$1,137
December 31, 2015
Interest rate lock commitments	$841	($2,270)	$20,886	($17,943)	$1,514	$1,514
Mortgage servicing rights	1,010	(158)	802	—	1,654	—
Total	$1,851	($2,428)	$21,688	($17,943)	$3,168	$1,514

For 2016 and 2015, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (gains) losses
December 31, 2016
Loans measured for impairment	$9,222	$—	$—	$9,222	$270
Other real estate owned	1,700	—	—	1,700	187
Total	$10,922	$—	$—	$10,922	$457
December 31, 2015
Loans measured for impairment	$1,061	$—	$—	$1,061	$269
Other real estate owned	830	—	—	830	361
Total	$1,891	$—	$—	$1,891	$630

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	49% - 100%
	Discounted cash flow	Discount rate	7%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	11.50% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	92.75%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11.52% - 21.29%
		Discount rate	9.21% - 10.75%

NOTE 25 - Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2016, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties. Prior to December 1, 2014, Home Mortgage Lending income was limited to 23.5% equity interest in earnings from RML.
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
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$56,986	$1,932	$58,918
Interest expense	1,739	822	2,561
Net interest income	55,247	1,110	56,357
Provision for loan losses	2,298	—	2,298
Other operating income	13,756	29,507	43,263
Compensation expense - RML acquisition payments	4,775	—	4,775
Other operating expense	48,610	22,895	71,505
Income before provision for income taxes	13,320	7,722	21,042
Provision for income taxes	2,867	3,185	6,052
Net income	10,453	4,537	14,990
Less: net income attributable to the noncontrolling interest	579	—	579
Net income attributable to Northrim BanCorp, Inc.	$9,874	$4,537	$14,411

Total assets	$1,459,950	$66,590	$1,526,540
Loans held for sale	$—	$43,596	$43,596

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$57,729	$2,051	$59,780
Interest expense	1,796	1,075	2,871
Net interest income	55,933	976	56,909
Provision for loan losses	1,754	—	1,754
Other operating income	14,995	29,613	44,608
Compensation expense, RML acquisition payments	4,094	—	4,094
Other operating expense	47,070	21,481	68,551
Income before provision for income taxes	18,010	9,108	27,118
Provision for income taxes	5,024	3,760	8,784
Net income	12,986	5,348	18,334
Less: net income attributable to the noncontrolling interest	551	—	551
Net income attributable to Northrim BanCorp, Inc.	$12,435	$5,348	$17,783

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

December 31, 2014
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$54,204	$142	$54,346
Interest expense	1,942	111	2,053
Net interest income	52,262	31	52,293
Provision (benefit) for loan losses	(636)	—	(636)
Other operating income	16,754	3,280	20,034
Other operating expense	45,050	1,873	46,923
Income before provision for income taxes	24,602	1,438	26,040
Provision for income taxes	7,582	591	8,173
Net income	17,020	847	17,867
Less: net income attributable to the noncontrolling interest	459	—	459
Net income attributable to Northrim BanCorp, Inc.	$16,561	$847	$17,408

Total assets	$1,390,852	$58,497	$1,449,349
Loans held for sale	$—	$43,866	$43,866

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2016	2015
(In Thousands)
Assets
Cash and cash equivalents	$11,963	$10,258
Investment securities available for sale	4,967	3,524
Investment in Northrim Bank	184,511	178,905
Investment in NISC	1,487	1,474
Investment in NCT1	248	248
Investment in NST2	310	310
Other assets	2,248	1,184
Total Assets	$205,734	$195,903
Liabilities
Junior subordinated debentures	$18,558	$18,558
Other liabilities	582	310
Total Liabilities	19,140	18,868
Shareholders' Equity
Common stock	6,898	6,877
Additional paid-in capital	62,952	62,420
Retained earnings	117,141	108,150
Accumulated other comprehensive loss	(397)	(412)
Total Shareholders' Equity	186,594	177,035
Total Liabilities and Shareholders' Equity	$205,734	$195,903

Statements of Income for Years Ended:	2016	2015	2014
(In Thousands)
Income
Interest income	$369	$116	$197
Equity in undistributed earnings from Northrim Bank	15,301	18,865	19,358
Equity in undistributed earnings from NISC	95	140	167
Other income	—	175	30
Total Income	$15,765	$19,296	$19,752
Expense
Interest expense	534	463	451
Administrative and other expenses	2,382	2,191	3,243
Total Expense	2,916	2,654	3,694
Income Before Benefit from Income Taxes	12,849	16,642	16,058
Benefit from income taxes	(1,562)	(1,141)	(1,350)
Net Income	$14,411	$17,783	$17,408

Statements of Cash Flows for Years Ended:	2016	2015	2014
(In Thousands)
Operating Activities:
Net income	$14,411	$17,783	$17,408
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(15,396)	(19,005)	(19,525)
Stock-based compensation	778	608	360
Changes in other assets and liabilities	(1,458)	(298)	(241)
Net Cash Used from Operating Activities	(1,665)	(912)	(1,998)
Investing Activities:
Purchases of investment securities available for sale	(1,373)	(3,549)	—
Proceeds from sales/calls/maturities of securities available for sale	—	2,998	—
Net cash received from Alaska Pacific acquisition	—	—	6,367
Investment in Northrim Bank, NISC, NCT1 & NST2	10,115	9,842	(3,000)
Net Cash Provided by Investing Activities	8,742	9,291	3,367
Financing Activities:
Dividends paid to shareholders	(5,372)	(5,117)	(4,750)
Proceeds from issuance of common stock and excess tax benefits	—	106	150
Net Cash Used from Financing Activities	(5,372)	(5,011)	(4,600)
Net change in Cash and Cash Equivalents	1,705	3,368	(3,231)
Cash and Cash Equivalents at beginning of year	10,258	6,890	10,121
Cash and Cash Equivalents at end of year	$11,963	$10,258	$6,890

NOTE 27 - Quarterly Results of Operations (Unaudited)

2016 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$14,522	$14,860	$14,718	$14,818
Total interest expense	631	647	639	644
Net interest income	13,891	14,213	14,079	14,174
Provision for loan losses	743	652	200	703
Other operating income	10,359	11,935	11,864	9,105
Compensation expense, RML acquisition payments	708	3,250	687	130
Other operating expense	17,646	17,936	18,682	17,241
Income before provision for income taxes	5,153	4,310	6,374	5,205
Provision for income taxes	1,458	1,027	1,868	1,699
Net Income	3,695	3,283	4,506	3,506
Less: Net income attributable to the noncontrolling interest	105	188	156	130
Net income attributable to Northrim Bancorp, Inc.	$3,590	$3,095	$4,350	$3,376
Earnings per share, basic	$0.52	$0.45	$0.63	$0.49
Earnings per share, diluted	$0.51	$0.44	$0.63	$0.48

2015 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$15,063	$15,388	$14,943	$14,386
Total interest expense	663	706	748	754
Net interest income	14,400	14,682	14,195	13,632
Provision for loan losses	376	676	376	326
Other operating income	10,104	12,407	11,563	10,535
Compensation expense, RML acquisition payments	1,225	780	587	1,502
Other operating expense	17,004	17,423	17,166	16,959
Income before provision for income taxes	5,899	8,210	7,629	5,380
Provision for income taxes	1,673	2,678	2,686	1,747
Net Income	4,226	5,532	4,943	3,633
Less: Net income attributable to the noncontrolling interest	120	197	162	72
Net income attributable to Northrim Bancorp, Inc.	$4,106	$5,335	$4,781	$3,561
Earnings per share, basic	$0.60	$0.78	$0.70	$0.52
Earnings per share, diluted	$0.59	$0.77	$0.69	$0.51

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934).  Our principal executive and financial officers supervised and participated in this evaluation.  Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports to the SEC.  The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Item 8.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2017 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
Exhibits

3.1        Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
3.2      Bylaws of Northrim BanCorp, Inc. as amended (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2016.)
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
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017.)
10.05   Employment Agreement with Joseph M. Beedle dated January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017.)
10.06   Employment Agreement with Latosha M. Frye dated January 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017).
10.07   Employment Agreement with Michael Martin dated January 1, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017).
10.08   Employment Agreement with Benjamin Craig dated January 1, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017).

10.09
Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005 and January 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2015).

10.10
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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2016, was $174,841,698.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 13, 2017,  was 6,909,865.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2017.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2017.
Principal Executive Officer:

By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer

Joseph M. Beedle, pursuant to powers of attorney signed by the following directors and substantially identical to the power of attorney which is being filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 13, 2017, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Beedle	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Mark G. Copeland	Joseph M. Schierhorn
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight

By	/s/ Joseph M. Beedle
Joseph M. Beedle
as Attorney-in-fact
March 1, 2017

Investor Information
Annual Meeting

Date:	Thursday, May 25, 2017
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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