Form 10-Q
period 2017-03-31
NORTHRIM BANCORP INC
filed 2017-05-09
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 9, 2017 was 6,910,679.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$36,729	$34,485
Interest bearing deposits in other banks	44,203	16,066

Investment securities available for sale, at fair value	324,138	331,219
Investment securities held to maturity, at amortized cost	899	899
Total portfolio investments	325,037	332,118

Investment in Federal Home Loan Bank stock	1,993	1,965

Loans held for sale	28,028	43,596

Loans	960,832	975,015
Allowance for loan losses	(19,893)	(19,697)
Net loans	940,939	955,318
Purchased receivables, net	14,485	20,491
Other real estate owned, net	5,802	6,574
Premises and equipment, net	39,682	39,318
Mortgage servicing rights, at fair value	5,325	4,157
Goodwill	15,017	15,017
Other intangible assets, net	1,281	1,307
Other assets	54,059	56,128
Total assets	$1,512,580	$1,526,540
LIABILITIES
Deposits:
Demand	$421,867	$449,206
Interest-bearing demand	194,414	201,349
Savings	252,218	241,088
Money market	244,881	244,295
Certificates of deposit less than $250,000	85,139	86,053
Certificates of deposit $250,000 and greater	48,554	45,662
Total deposits	1,247,073	1,267,653
Securities sold under repurchase agreements	31,783	27,607
Borrowings	4,326	4,338
Junior subordinated debentures	18,558	18,558
Other liabilities	21,388	21,672
Total liabilities	1,323,128	1,339,828
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,909,865 and 6,897,890 shares issued and outstanding at March 31, 2017 and December 31, 2016	6,910	6,898
Additional paid-in capital	62,936	62,952
Retained earnings	119,509	117,141
Accumulated other comprehensive loss	(31)	(397)
Total Northrim BanCorp shareholders' equity	189,324	186,594
Noncontrolling interest	128	118
Total shareholders' equity	189,452	186,712
Total liabilities and shareholders' equity	$1,512,580	$1,526,540
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2017	2016
Interest Income
Interest and fees on loans and loans held for sale	$13,238	$13,778
Interest on investment securities available for sale	1,164	980
Interest on investment securities held to maturity	15	13
Interest on deposits in other banks	48	47
Total Interest Income	14,465	14,818
Interest Expense
Interest expense on deposits	445	471
Interest expense on securities sold under agreements to repurchase	8	7
Interest expense on borrowings	38	44
Interest expense on junior subordinated debentures	141	122
Total Interest Expense	632	644
Net Interest Income	13,833	14,174
Provision for loan losses	400	703
Net Interest Income After Provision for Loan Losses	13,433	13,471
Other Operating Income
Mortgage banking income	5,450	5,696
Employee benefit plan income	936	964
Bankcard fees	572	633
Purchased receivable income	689	534
Service charges on deposit accounts	439	499
Gain (loss) on sale of securities, net	14	(23)
Other income	796	802
Total Other Operating Income	8,896	9,105
Other Operating Expense
Salaries and other personnel expense	10,842	11,251
Occupancy expense	1,621	1,608
Data processing expense	1,238	1,150
Professional and outside services	622	641
Marketing expense	510	738
Insurance expense	253	315
OREO (income) expense, net rental income and gains on sale	177	(26)
Compensation expense - RML acquisition payments	174	130
Intangible asset amortization expense	26	35
Other operating expense	1,143	1,529
Total Other Operating Expense	16,606	17,371
Income Before Provision for Income Taxes	5,723	5,205
Provision for income taxes	1,801	1,699
Net Income	3,922	3,506
Less: Net income attributable to the noncontrolling interest	97	130
Net Income Attributable to Northrim BanCorp, Inc.	$3,825	$3,376
Earnings Per Share, Basic	$0.55	$0.49
Earnings Per Share, Diluted	$0.55	$0.48
Weighted Average Shares Outstanding, Basic	6,909,780	6,877,140
Weighted Average Shares Outstanding, Diluted	6,993,726	6,964,707
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net income	$3,922	$3,506
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains arising during the period	$597	$1,326
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense of $6 and ($9) for the first quarter of 2017 and 2016, respectively)	(8)	14
Income tax benefit related to unrealized gains and losses	(223)	(470)
Other comprehensive income, net of tax	366	870
Comprehensive income	4,288	4,376
Less: comprehensive income attributable to the noncontrolling interest	97	130
Comprehensive income attributable to Northrim BanCorp, Inc.	$4,191	$4,246

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2016	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Write-off of deferred tax assets in excess of tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Twelve Months Ended December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712

Cash dividend declared	—	—	—	(1,457)	—	—	(1,457)
Stock-based compensation expense	—	—	128	—	—	—	128
Exercise of stock options and vesting of restricted stock units, net	12	12	(144)	—	—	—	(132)
Distributions to noncontrolling interest	—	—	—	—	—	(87)	(87)
Other comprehensive income, net of tax	—	—	—	—	366	—	366
Net income attributable to the noncontrolling interest	—	—	—	—	—	97	97
Net income attributable to Northrim BanCorp, Inc.	—	—	—	3,825	—	—	3,825
Three Months Ended March 31, 2017	6,910	$6,910	$62,936	$119,509	($31)	$128	$189,452

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2017	2016
Operating Activities:
Net income	$3,922	$3,506
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Gain) loss on sale of securities, net	(14)	23
Gain on sale of premises and equipment	(80)	—
Depreciation and amortization of premises and equipment	644	585
Amortization of software	32	42
Intangible asset amortization	26	35
Amortization of investment security premium, net of discount accretion	60	7
Deferred tax liability	398	1,019
Stock-based compensation	128	161
Deferral of loan fees and costs, net	(41)	(361)
Provision for loan losses	400	703
Reserve (recovery) for purchased receivables	12	(12)
Gain on sale of loans	(3,721)	(4,777)
Proceeds from the sale of loans held for sale	134,347	149,473
Origination of loans held for sale	(115,058)	(133,050)
Gain on sale of other real estate owned	(41)	(60)
Impairment on other real estate owned	166	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(273)	(260)
Decrease in other assets	530	101
Decrease in other liabilities	(428)	(8,795)
Net Cash Provided by Operating Activities	21,009	8,340
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(11,283)	(16,993)
Purchases of FHLB stock	(1,318)	(60)
Proceeds from sales/calls/maturities of securities available for sale	18,898	13,064
Proceeds from redemption of FHLB stock	1,290	1
Decrease in purchased receivables, net	5,994	1,631
Decrease in loans, net	14,020	9,959
Proceeds from sale of other real estate owned	647	411
Proceeds from sale of premises and equipment	34	—
Purchases of premises and equipment	(962)	(716)
Net Cash Provided by Investing Activities	27,320	7,297
Financing Activities:
(Decrease) increase in deposits	(20,580)	6,175
Increase (decrease) in securities sold under repurchase agreements	4,176	(5,474)
(Decrease) increase in borrowings	(12)	5,607
Distributions to noncontrolling interest	(87)	(36)
Cash dividends paid	(1,445)	(1,307)
Net Cash (Used) Provided by Financing Activities	(17,948)	4,965
Net Change in Cash and Cash Equivalents	30,381	20,602
Cash and Cash Equivalents at Beginning of Period	50,551	58,673
Cash and Cash Equivalents at End of Period	$80,932	$79,275

Supplemental Information:
Income taxes paid	$—	$2
Interest paid	$596	$607
Cash dividends declared but not paid	$12	$10

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2017, are not necessarily indicative of the results anticipated for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and the Company should apply the amendments retrospectively. The Company has determined that interest income is out of the scope of this new guidance, but is reviewing its other revenue sources for impact from this new guidance. While the assessment is not complete, the Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) that is measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial position and results of operations. The Company has formed an implementation team and is in the process of reviewing different software systems which will assist the Company with the various calculations, modeling, and other changes anticipated in order to comply with the standard. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined, however, the impact on the Company's management of our processes for determining and disclosing estimated credit losses is expected to be significant.
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
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under the current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

3. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$261,283	$142	$790	$260,635
Municipal securities	18,001	95	28	18,068
U.S. Agency mortgage-backed securities	1	—	—	1
Corporate bonds	39,442	414	—	39,856
Preferred stock	5,421	162	5	5,578
Total securities available for sale	$324,148	$813	$823	$324,138
Securities held to maturity
Municipal securities	$899	$15	$—	$914
Total securities held to maturity	$899	$15	$—	$914
December 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$264,267	$150	$1,056	$263,361
Municipal securities	18,184	26	53	18,157
U.S. Agency mortgage-backed securities	2	—	—	2
Corporate bonds	44,437	295	—	44,732
Preferred stock	4,922	49	4	4,967
Total securities available for sale	$331,812	$520	$1,113	$331,219
Securities held to maturity
Municipal securities	$899	$23	$—	$922
Total securities held to maturity	$899	$23	$—	$922

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$172,627	$784	$489	$6	$173,116	$790
Municipal Securities	4,234	9	1,784	19	6,018	28
Preferred Stock	—	—	1,036	5	1,036	5
Total	$176,861	$793	$3,309	$30	$180,170	$823

December 31, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$180,638	$1,051	$489	$5	$181,127	$1,056
Municipal Securities	11,533	33	1,786	20	13,319	53
Preferred Stock	—	—	1,038	4	1,038	4
Total	$192,171	$1,084	$3,313	$29	$195,484	$1,113

The unrealized losses on investments in U.S. treasury and government sponsored entities, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At March 31, 2017 and December 31, 2016, respectively, there were twenty-six and thirty-four available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were four securities as of March 31, 2017 and December 31, 2016 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2017 and December 31, 2016, $51.2 million and $50.9 million in securities were pledged for deposits and borrowings.

The amortized cost and estimated fair values of debt securities at March 31, 2017, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$37,002	$36,997	0.97%
1-5 years	224,281	223,638	6.57%
Total	$261,283	$260,635	5.78%
U.S. Agency mortgage-backed securities
1-5 years	$1	$1	5.06%
Total	$1	$1	5.06%
Corporate bonds
Within 1 year	$4,801	$4,807	1.40%
1-5 years	26,206	26,443	1.88%
5-10 years	8,435	8,606	2.32%
Total	$39,442	$39,856	1.92%
Preferred stock
Over 10 years	$5,421	$5,578	6.37%
Total	$5,421	$5,578	6.37%
Municipal securities
Within 1 year	$3,421	$3,420	1.49%
1-5 years	13,988	14,083	2.27%
5-10 years	1,491	1,479	4.78%
Total	$18,900	$18,982	2.33%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2017 and 2016, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2017
Available for sale securities	$10,010	$14	$—
2016
Available for sale securities	$771	$—	$23

A summary of interest income for the three months ending March 31, 2017 and 2016, on available for sale investment securities is as follows:

(In Thousands)	2017	2016
US Treasury and government sponsored entities	$778	$679
U.S. Agency mortgage-backed securities	—	4
Other	289	222
Total taxable interest income	$1,067	$905
Municipal securities	$97	$75
Total tax-exempt interest income	$97	$75
Total	$1,164	$980

4.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2017
AQR Pass	$243,330	$26,029	$67,975	$133,657	$354,217	$41,560	$21,292	$23,947	$912,007
AQR Special Mention	3,622	—	—	1,098	11,334	—	968	51	17,073
AQR Substandard	28,857	—	—	5,347	703	658	502	78	36,145
Subtotal	$275,809	$26,029	$67,975	$140,102	$366,254	$42,218	$22,762	$24,076	$965,225
Less: Unearned origination fees, net of origination costs									(4,393)
Total loans									$960,832
December 31, 2016
AQR Pass	$257,639	$26,061	$72,159	$135,359	$355,903	$44,733	$22,568	$25,151	$939,573
AQR Special Mention	1,950	—	—	57	—	—	501	78	2,586
AQR Substandard	18,589	—	—	16,762	698	669	520	52	37,290
Subtotal	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Less: Unearned origination fees, net of origination costs									(4,434)
Total loans									$975,015
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $12.0 million and $12.5 million at March 31, 2017 and December 31, 2016, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
March 31, 2017
Commercial	$28	$427	$5,357	$7,393	$13,205
Real estate term non-owner occupied	—	—	109	—	109
Real estate term other	—	—	6	—	6
Consumer secured by 1st deeds of trust	—	—	167	—	167
Consumer other	—	—	26	—	26
Total nonperforming loans	28	427	5,665	7,393	13,513
Government guarantees on nonaccrual loans	—	(65)	(1,413)	—	(1,478)
Net nonaccrual loans	$28	$362	$4,252	$7,393	$12,035
December 31, 2016
Commercial	$8,750	$—	$4,208	$542	$13,500
Real estate term owner occupied	—	—	—	29	29
Real estate term non-owner occupied	—	—	—	197	197
Consumer secured by 1st deeds of trust	—	—	167	—	167
Total nonperforming loans	8,750	—	4,375	768	13,893
Government guarantees on nonaccrual loans	—	—	(1,413)	—	(1,413)
Net nonaccrual loans	$8,750	$—	$2,962	$768	$12,480

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
March 31, 2017
Commercial	$442	$7	$393	$842	$13,205	$261,762	$275,809
Real estate construction one-to-four family	—	—	—	—	—	26,029	26,029
Real estate construction other	—	—	—	—	—	67,975	67,975
Real estate term owner occupied	249	—	—	249	—	139,853	140,102
Real estate term non-owner occupied	—	—	—	—	109	366,145	366,254
Real estate term other	—	—	—	—	6	42,212	42,218
Consumer secured by 1st deed of trust	1,136	113	142	1,391	167	21,204	22,762
Consumer other	91	—	52	143	26	23,907	24,076
Subtotal	$1,918	$120	$587	$2,625	$13,513	$949,087	$965,225
							(4,393)
Total							$960,832
December 31, 2016
Commercial	$—	$141	$404	$545	$13,500	$264,133	$278,178
Real estate construction one-to-four family	—	—	—	—	—	26,061	26,061
Real estate construction other	—	—	—	—	—	72,159	72,159
Real estate term owner occupied	887	—	—	887	29	151,262	152,178
Real estate term non-owner occupied	—	—	—	—	197	356,404	356,601
Real estate term other	—	—	—	—	—	45,402	45,402
Consumer secured by 1st deed of trust	390	518	—	908	167	22,514	23,589
Consumer other	171	80	52	303	—	24,978	25,281
Subtotal	$1,448	$739	$456	$2,643	$13,893	$962,913	$979,449
							(4,434)
Total							$975,015

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

At March 31, 2017 and December 31, 2016, the recorded investment in loans that are considered to be impaired was $37.3 million and $38.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$51	$51	$—
Commercial - AQR substandard	17,478	18,158	—
Real estate term owner occupied- AQR pass	249	249	—
Real estate term owner occupied- AQR substandard	5,311	5,311	—
Real estate term non-owner occupied- AQR pass	377	377	—
Real estate term non-owner occupied- AQR substandard	698	698	—
Real estate term other - AQR pass	614	614	—
Real estate term other - AQR substandard	658	658	—
Consumer secured by 1st deeds of trust - AQR special mention	141	141	—
Consumer secured by 1st deeds of trust - AQR substandard	455	471	—
Consumer other - AQR substandard	52	52	—
Subtotal	$26,084	$26,780	$—

With an allowance recorded
Commercial - AQR substandard	$11,234	$11,234	$994
Subtotal	$11,234	$11,234	$994

Total
Commercial - AQR special mention	$51	$51	$—
Commercial - AQR substandard	28,712	29,392	994
Real estate term owner-occupied - AQR pass	249	249	—
Real estate term owner-occupied - AQR substandard	5,311	5,311	—
Real estate term non-owner occupied - AQR pass	377	377	—
Real estate term non-owner occupied - AQR substandard	698	698	—
Real estate term other - AQR pass	614	614	—
Real estate term other - AQR substandard	658	658	—
Consumer secured by 1st deeds of trust - AQR special mention	141	141	—
Consumer secured by 1st deeds of trust - AQR substandard	455	471	—
Consumer other - AQR substandard	52	52	—
Total	$37,318	$38,014	$994

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	9,213	9,893	—
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Subtotal	$29,435	$30,131	$—

With an allowance recorded
Commercial - AQR substandard	$9,221	$9,221	$614
Subtotal	$9,221	$9,221	$614

Total
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	18,434	19,114	614
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR special mention	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Total	$38,656	$39,352	$614

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2017 and 2016, respectively:

Three Months Ended March 31,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$52	$1	$155	$3
Commercial - AQR substandard	17,544	76	16,589	197
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner occupied- AQR pass	250	5	749	14
Real estate term owner occupied- AQR substandard	5,325	84	16,401	236
Real estate term non-owner occupied- AQR pass	384	14	470	19
Real estate term non-owner occupied- AQR substandard	696	20	237	—
Real estate term other - AQR pass	624	11	543	12
Real estate term other - AQR special mention	—	—	90	2
Real estate term other - AQR substandard	663	11	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	76	1
Consumer secured by 1st deeds of trust - AQR special mention	142	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	455	3	467	3
Consumer other - AQR substandard	52	1	—	—
Subtotal	$26,187	$229	$41,661	$487

With an allowance recorded
Commercial - AQR substandard	$11,285	$—	$594	$—
Subtotal	$11,285	$—	$594	$—

Total
Commercial - AQR special mention	$52	$1	$155	$3
Commercial - AQR substandard	28,829	76	17,183	197
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner-occupied - AQR pass	250	5	749	14
Real estate term owner-occupied - AQR substandard	5,325	84	16,401	236
Real estate term non-owner occupied - AQR pass	384	14	470	19
Real estate term non-owner occupied - AQR substandard	696	20	237	—
Real estate term other - AQR pass	624	11	543	12
Real estate term other - AQR special mention	—	—	90	2
Real estate term other - AQR substandard	663	11	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	76	1
Consumer secured by 1st deeds of trust - AQR special mention	142	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	455	3	467	3
Consumer other - AQR substandard	52	1	—	—
Total Impaired Loans	$37,472	$229	$42,255	$487

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of March 31, 2017 is $1.1 million.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $16.2 million and $16.2 million at March 31, 2017 and December 31, 2016, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the three months ended March 31, 2017 and restructured loans that occurred prior to 2017 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$210	$—	$210
Subtotal	$210	$—	$210
Existing Troubled Debt Restructurings	$6,080	$9,917	$15,997
Total	$6,290	$9,917	$16,207
The following table presents newly restructured loans that occurred during the three months ended March 31, 2017, by concession (terms modified):

		March 31, 2017
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$—	$210	$—	$210
Total	1	$—	$—	$210	$—	$210
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$—	$210	$—	$210
Total	1	$—	$—	$210	$—	$210
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the three months ended March 31, 2017 on loans that were later classified as TDRs.

All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were three TDRs with specific impairment at March 31, 2017 and four TDRs with specific impairment at December 31, 2016, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending March 31, 2017 and December 31, 2016, respectively.

5.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(262)	—	—	—	—	—	—	(17)	—	(279)
Recoveries	73	—	—	—	—	—	—	2	—	75
Provision (benefit)	355	(1)	(82)	14	354	(45)	(2)	(2)	(191)	400
Balance, end of period	$5,701	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$19,893
Balance, end of period:
Individually evaluated
for impairment	$994	$—	$—	$—	$—	$—	$—	$—	$—	$994
Balance, end of period:
Collectively evaluated
for impairment	$4,707	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$18,899
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(733)	—	—	—	—	—	—	(1)	—	(734)
Recoveries	58	—	—	—	—	—	—	3	—	61
Provision (benefit)	518	(94)	182	82	(17)	10	—	(3)	25	703
Balance, end of period	$5,749	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,183
Balance, end of period:
Individually evaluated
for impairment	$119	$—	$—	$—	$—	$—	$—	$—	$—	$119
Balance, end of period:
Collectively evaluated
for impairment	$5,630	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,064

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2017
Balance, end of period	$275,809	$26,029	$67,975	$140,102	$366,254	$42,218	$22,762	$24,076	$965,225
Balance, end of period:
Individually evaluated
for impairment	$28,763	$—	$—	$5,560	$1,075	$1,272	$596	$52	$37,318
Balance, end of period:
Collectively evaluated
for impairment	$247,046	$26,029	$67,975	$134,542	$365,179	$40,946	$22,166	$24,024	$927,907
December 31, 2016
Balance, end of period	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Balance, end of period:
Individually evaluated
for impairment	$18,657	$—	$—	$16,946	$1,084	$1,302	$615	$52	$38,656
Balance, end of period:
Collectively evaluated
for impairment	$259,521	$26,061	$72,159	$135,232	$355,517	$44,100	$22,974	$25,229	$940,793

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
March 31, 2017
Individually evaluated for impairment:
AQR Substandard	$994	$—	$—	$—	$—	$—	$—	$—	$—	$994
Collectively: evaluated for impairment:
AQR Pass	4,575	549	1,383	2,341	6,823	774	298	389	—	17,132
AQR Special Mention	130	—	—	31	384	—	13	2	—	560
AQR Substandard	2	—	—	—	—	—	—	—	—	2
Unallocated	—	—	—	—	—	—	—	—	1,205	1,205
	$5,701	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$19,893
December 31, 2016
Individually evaluated for impairment:
AQR Substandard	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Collectively: evaluated for impairment:
AQR Pass	4,867	550	1,465	2,358	6,853	819	310	406	—	17,628
AQR Special Mention	51	—	—	—	—	—	3	2	—	56
AQR Substandard	3	—	—	—	—	—	—	—	—	3
Unallocated	—	—	—	—	—	—	—	—	1,396	1,396
	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697

6. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of March 31, 2017, the Company has one class of purchased receivables.  There were no purchased receivables past due at March 31, 2017 or December 31, 2016, respectively, and there were no restructured purchased receivables at March 31, 2017 or December 31, 2016.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2017, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2017	December 31, 2016
Purchased receivables	$14,668	$20,662
Reserve for purchased receivable losses	(183)	(171)
Total	$14,485	$20,491

The following table sets forth information regarding changes in the purchased receivable reserve for the three month periods ending March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$171	$181
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
Reserve for (recovery from) purchased receivables	12	(12)
Balance at end of period	$183	$169

The Company did not record any charge-offs in the first three months of 2017 and 2016, respectively.

7.  Derivatives
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $301,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of March 31, 2017 and December 31, 2016, respectively.
The Company had interest rate swaps with an aggregate notional amount of $18.3 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to commercial loan customers totaling $9.2 million, and two fixed to variable rate swaps with a counterparty totaling $9.2 million. Changes in fair value from these four interest rate swaps offset each other in the first three months of 2017. The Company recognized $16,000 in fee income related to interest rate swaps in the three month period ending

March 31, 2017 and did not recognize any fee income in the three month period ending March 31, 2016, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $67.6 million and $62.4 million at March 31, 2017 and December 31, 2016, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2017 and December 31, 2016:

(In Thousands)	Asset Derivatives
		March 31, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other assets	$84	$71
Interest rate lock commitments	Other assets	1,534	1,137
Total		$1,618	$1,208

(In Thousands)	Liability Derivatives
		March 31, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other liabilities	$84	$71
Retail interest rate contracts	Other liabilities	339	78
Total		$423	$149
The following table presents the net gains of derivatives not designated as hedging instruments for the three month periods ending March 31, 2017 and 2016, respectively:

(In Thousands)	Income Statement Location	March 31, 2017	March 31, 2016
Interest rate contracts	Mortgage banking income	($327)	($692)
Interest rate lock commitments	Mortgage banking income	388	324
Total		$61	($368)
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of March 31, 2017 and December 31, 2016, respectively:

March 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$84	$—	$84	$—	$—	$84

Liability Derivatives
Commercial interest rate swaps	$84	$—	$84	$—	$84	$—
Retail interest rate contracts	339	—	339	—	—	339

December 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$—	$71

Liability Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—	—	78
8.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended March 31, 2017 and 2016, the Company recognized $32,000 and $35,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 11,975 shares from the exercise of stock options for the three month period ended March 31, 2017. The Company received zero cash for stock option exercises in the three months ended March 31, 2017. In the three months ended March 31, 2017 the Company net settled $800,000 for cashless stock option exercises. The Company withheld $932,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended March 31, 2017.
There were no exercises of stock options in the three months ended March 31, 2016.
There were no stock options granted in the first three months of 2017 and 2016, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2017 and 2016, the Company recognized $96,000 and $126,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first three months of 2017 and 2016, respectively.

9.  Fair Value of Assets and Liabilities
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Loans:  Fair values were generally determined by discounting both principal and interest cash flows on pools of loans expected to be collected using a discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the Allowance (see Note 5). Impaired loans are carried at fair value. Specific valuation allowances are included in the Allowance.
Purchased receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.  Generally, purchased receivables have a duration of less than one year.
Mortgage servicing rights: MSR are held at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
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
Accrued liability, RML acquisition payments: The carrying value of the accrued liability for estimated acquisition payments represents management's estimate of amounts owed to the sellers that are earned, but unpaid, as of the balance sheet date. Adjustments to the liability are reported in other operating expense. Due to the short term nature of this liability, the carrying amounts reported in the consolidated balance sheets represent their fair values.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2017		December 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$80,932	$80,932	$50,551	$50,551
Investment securities	63,967	63,967	43,486	43,486

Level 2 inputs:
Investment securities	261,070	261,085	288,632	288,655
Investment in Federal Home Loan Bank stock	1,993	1,993	1,965	1,965
Accrued interest receivable	4,007	4,007	3,734	3,734
Commercial interest rate swaps	84	84	71	71

Level 3 inputs:
Loans and loans held for sale	988,860	993,459	1,018,661	1,026,350
Purchased receivables, net	14,485	14,485	20,491	20,491
Interest rate lock commitments	1,534	1,534	1,137	1,137
Mortgage servicing rights	5,325	5,325	4,157	4,157

Financial liabilities:
Level 2 inputs:
Deposits	$1,247,073	$1,246,215	$1,267,653	$1,266,995
Securities sold under repurchase agreements	31,783	31,783	27,607	27,607
Borrowings	4,326	4,237	4,338	4,186
Accrued interest payable	100	100	64	64
Commercial interest rate swaps	84	84	71	71
Retail interest rate contracts	339	339	78	78
Level 3 inputs:
Accrued liability, RML acquisition payments	360	360	186	4,500
Junior subordinated debentures	18,558	18,795	18,558	18,398

Unrecognized financial instruments:
Commitments to extend credit(1)	$242,180	$2,422	$236,624	$2,366
Standby letters of credit(1)	8,875	89	9,931	99
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$260,635	$30,082	$230,553	$—
Municipal securities	18,068	—	18,068	—
U.S. Agency mortgage-backed securities	1	—	1	—
Corporate bonds	39,856	28,307	11,549	—
Preferred stock	5,578	5,578	—	—
Total available for sale securities	$324,138	$63,967	$260,171	$—
Commercial interest rate swaps	$84	$—	$84	$—
Interest rate lock commitments	1,534	—	—	1,534
Mortgage servicing rights	5,325	—	—	5,325
Total other assets	$6,943	$—	$84	$6,859
Liabilities:
Commercial interest rate swaps	$84	$—	$84	$—
Retail interest rate contracts	339	—	339	—
Total other liabilities	$423	$—	$423	$—
December 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$263,361	$30,063	$233,298	$—
Municipal securities	18,157	—	18,157	—
U.S. Agency mortgage-backed securities	2	—	2	—
Corporate bonds	44,732	8,456	36,276	—
Preferred stock	4,967	4,967	—	—
Total available for sale securities	$331,219	$43,486	$287,733	$—
Commercial interest rate swaps	$71	$—	$71	$—
Interest rate lock commitments	1,137	—	—	1,137
Mortgage servicing rights	4,157	—	—	4,157
Total other assets	$5,365	$—	$71	$5,294
Liabilities:
Commercial interest rate swaps	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—
Total other liabilities	$149	$—	$149	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three month periods ended March 31, 2017 and 2016,, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2017
Interest rate lock commitments	$1,137	($316)	$3,056	($2,343)	$1,534	$1,534
Mortgage servicing rights	4,157	282	886	—	5,325	—
Total	$5,294	($34)	$3,942	($2,343)	$6,859	$1,534
Three Months Ended March 31, 2016
Interest rate lock commitments	$1,514	$188	$4,961	($4,805)	$1,858	$1,858
Mortgage servicing rights	1,654	(112)	692	—	2,234	—
Total	$3,168	$76	$5,653	($4,805)	$4,092	$1,858

As of and for the periods ending March 31, 2017 and December 31, 2016, respectively, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Loans measured for impairment	$11,234	$—	$—	$11,234
Other real estate owned	666	—	—	666
Total	$11,900	$—	$—	$11,900
December 31, 2016
Loans measured for impairment	$9,222	$—	$—	$9,222
Other real estate owned	1,700	—	—	1,700
Total	$10,922	$—	$—	$10,922

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Loans measured for impairment	$380	($225)
Other real estate owned	166	—
Total loss from nonrecurring measurements	$546	($225)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	8% - 94%
	Discounted cash flow	Discount rate	7%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25%
Interest rate lock commitment	External pricing model	Pull through rate	91.69%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.35% - 13.24%
		Discount rate	9.19% - 9.83%

10.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2017, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,115	$350	$14,465
Interest expense	566	66	632
Net interest income	13,549	284	13,833
Provision for loan losses	400	—	400
Other operating income	3,446	5,450	8,896
Compensation expense - RML acquisition payments	174	—	174
Other operating expense	11,613	4,819	16,432
Income before provision for income taxes	4,808	915	5,723
Provision for income taxes	1,422	379	1,801
Net income	3,386	536	3,922
Less: net income attributable to the noncontrolling interest	97	—	97
Net income attributable to Northrim BanCorp, Inc.	$3,289	$536	$3,825

	Three Months Ended March 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,448	$370	$14,818
Interest expense	515	129	644
Net interest income	13,933	241	14,174
Provision for loan losses	703	—	703
Other operating income	3,409	5,696	9,105
Compensation expense - RML acquisition payments	130	—	130
Other operating expense	12,306	4,935	17,241
Income before provision for income taxes	4,203	1,002	5,205
Provision for income taxes	1,285	414	1,699
Net income	2,918	588	3,506
Less: net income attributable to the noncontrolling interest	130	—	130
Net income attributable to Northrim BanCorp, Inc.	$2,788	$588	$3,376

March 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,464,589	$47,991	$1,512,580
Loans held for sale	$—	$28,028	$28,028

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,459,950	$66,590	$1,526,540
Loans held for sale	$—	$43,596	$43,596

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2016. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
In January of 2017 the Alaska Department of Labor predicted a loss of 7,500 jobs, or 2.3% in 2017. According to recent information published by the Alaska Department of Labor, preliminary data shows that employment in the Alaska economy was down an estimated 2.2% in March of 2017 as compared to March 2016 as job losses in the oil and gas industry, construction, state government and professional and business services continue to be partially offset by growth in health care, local government, and leisure and hospitality jobs. The Company expects mortgage originations to be lower in 2017 as compared to 2016. However, management believes that the Alaskan economic decline has been relatively moderate, and the slow and gradual nature of the contraction has helped Alaska businesses and consumers adapt to the changing economic environment.
As anticipated, the Federal Open Market Committee raised the target range for the fed funds rate by 25 basis points to .75% to 1.00% in March 2017. Policymakers reiterated that the risks to the economic outlook remained fairly balanced. Forward guidance was unchanged, with their statement noting that economic conditions will likely continue in a manner that will warrant gradual rate increases. Federal Open Market Committee meeting minutes also suggested that a reduction of their balance sheet may be on the agenda later this year. The 10-year U.S. Treasury yield stood at 2.5% at the end of the first quarter of 2017, virtually unchanged from the prior quarter.

Highlights and Summary of Performance - First Quarter of 2017
Net income attributable to the Company in the first quarter of 2017 was $3.8 million, or $0.55 per diluted share, compared to $3.4 million, or $0.48 per diluted share, in the first quarter of 2016. This increase in net income attributable to the Company was mainly the result of a decrease in the provision for loan losses and lower operating expenses.

•	Year-to-date net income attributable to the Company increased 13% to $3.8 million, or $0.55 per diluted share at March 31, 2017, from $3.4 million, or $0.48 per diluted share at March 31, 2016.

•
Total revenues, which include net interest income plus other operating income, decreased 2% to $22.7 million in the first quarter of 2017 from total revenues of $23.3 million in the first quarter a year ago. Lower average loan balances and reduced net realized gains on mortgage loans sold were the primary drivers for lower revenues in the current quarter.

•
Net interest income decreased 2% to $13.8 million in the first quarter of 2017, compared to $14.2 million in the quarter ended March 31, 2016 primarily due to a decrease in the volume and yield on portfolio loans in the current quarter.

•
Northrim paid a quarterly cash dividend of $0.21 per share in March of 2017, compared to the $0.19 per share dividend paid in March 2016. The March 2017 dividend provided a yield of approximately 2.6% at current market share prices.

•	Book value per share increased 1% to $27.42 at the end of the first quarter of 2017 as compared to $27.07 at December 31, 2016.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at March 31, 2017, of 15.19%, compared to 14.54% at December 31, 2016.

The Company reported net income attributable to the Company and diluted earnings per share of $3.8 million and $0.55, respectively, for the first quarter of 2017 compared to net income and diluted earnings per share of $3.4 million and $0.48, respectively, for the first quarter of 2016. The Company’s total assets were $1.5 billion at both March 31, 2017 and December 31, 2016. Loans decreased to $960.8 million at March 31, 2017 as compared to $975.0 million at December 31, 2016, due to declines in all loan categories except non-owner occupied commercial real estate term loans in the first quarter of 2017.
The Company's shareholders' equity to total assets was 12.53% and 12.23% at March 31, 2017 and December 31, 2016, respectively, reflecting the accumulation of earnings in excess of dividends paid to shareholders.
Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2017	2016
Return on average assets	1.04%	0.91%
Return on average shareholders' equity	8.30%	7.61%
Dividend payout ratio	38.09%	39.01%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2017 decreased $890,000, or 5% to $18.4 million as compared to $19.3 million at December 31, 2016. Other real estate owned ("OREO"), net of government guarantees, decreased $577,000 to $5.8 million at March 31, 2017 as compared to $6.4 million at December 31, 2016 mostly as a result of the sale of various properties. Nonperforming loans, net of government guarantees decreased $313,000 primarily due to principle pay downs. Nonperforming purchased receivables were zero at both March 31, 2017 and December 31, 2016.
The following table summarizes OREO activity for the three month periods ending March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance, beginning of the period	$6,574	$3,053
Proceeds from the sale of other real estate owned	(647)	(411)
Gain on sale of other real estate owned, net	41	60
Impairment on other real estate owned	(166)	—
Balance at end of period	$5,802	$2,702
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2017, management had identified potential problem loans of $18.8 million as compared to potential problem loans of $18.2 million at December 31, 2016. The increase in potential problem loans from December 31, 2016 to March 31, 2017 is primarily the result of the addition of two commercial lending relationships totaling $12.1 million. These additions were only partially offset by the removal of one $11.4 million commercial loan, which was removed from potential problem loans primarily due to the addition of a co-borrower for this loan.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $6.3 million in loans classified as TDRs that were performing and $9.9 million in TDRs included in nonaccrual loans at March 31, 2017 for a total of approximately $16.2 million. At December 31, 2016 there were $6.1 million in loans classified as TDRs that were performing and $10.1 million in TDRs included in nonaccrual loans for a total of $16.2 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the first quarter of 2017 increased $449,000, or 13%, to $3.8 million as compared to $3.4 million for the same period in 2016. The increase in net income attributable to the Company for the three month period ending March 31, 2017 as compared to the same period of 2016 was primarily the result of lower other operating expenses and a lower provision for loan losses in the current quarter being partially offset by lower net interest income and other operating income.
Net Interest Income/Net Interest Margin
Net interest income for the first quarter of 2017 decreased $341,000, or 2%, to $13.8 million as compared to $14.2 million for the first quarter in 2016. Net interest margin decreased 8 basis points to 4.15% in the first quarter of 2017 as compared to 4.23% in the first quarter of 2016. The decrease in net interest income in the three-month period ending March 31, 2017 as compared to the same period in 2016 was primarily due to a combination of lower volume and a lower yield, as well as a less favorable mix of earning assets as total portfolio loans decreased in the first quarter of 2017 as a percentage of average interest-earning assets compared to the first quarter of 2016. The lower yield in the first quarter of 2017 as compared to the same period in 2016 was mostly the result of a less favorable mix within total portfolio loans as balances have shifted to higher real estate loans as a percentage of total portfolio loans, which yield less than commercial and construction loans. This decrease in the yield on portfolio loans was only partially offset by increased yields on both long- and short-term investments due to increased interest rates.
Average loan balances, the largest category of interest-earning assets, decreased by $9.6 million to $970.5 million in the three-month period ending March 31, 2017 as compared to the same period in 2016. Total interest income from loans decreased $506,000 for the first quarter of 2017 compared to the first quarter of 2016 mainly due to both a lower yield on loans as well as decreased loan balances in 2017.
Average loans held for sale decreased by $3.7 million, or 10% to $34.4 million in the three-month period ending March 31, 2017 as compared to the same period in 2016. Total interest income from loans held for sale decreased $34,000 for the first quarter of 2017 as compared to the same period in 2016 primarily as a result of the decrease in average balances of loans held for sale being partially offset by a higher average yield in the first quarter of 2017.
Average total investments increased by $17.6 million, or 5% to $347.2 million in the three-month period ending March 31, 2017 as compared to the same period in 2016. The increase in average investments for the first quarter of 2017 as compared to the first quarter of 2016 was mainly the result of purchases of long-term investments funded by decreases in loans and loans held for sale.
Average interest-bearing liabilities increased $10.1 million, or 1%, to $866.8 million during the first quarter of 2017 as compared to $856.7 million for the same period in 2016. This increase was primarily the result of increased interest-bearing deposit balances. The average cost of interest-bearing liabilities was essentially unchanged at 0.29% for the three-month period ending March 31, 2017, as compared to 0.30% for the same period in 2016. Average certificates of deposits accounted for 11% of total average deposits for the first quarters of 2017 and 2016, respectively. Average non-interest-bearing demand deposits accounted for 34% and 35% of total average deposits for the first quarters of 2017 and 2016, respectively.

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended March 31, 2017 and 2016:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2017	2016	$	%	2017	2016	$	%	2017	2016	Change
Loans[1,2]	$970,493	$980,117	($9,624)	(1)%	$12,903	$13,409	($506)	(4)%	5.44%	5.55%	(0.11)%
Loans held for sale	34,435	38,164	(3,729)	(10)%	335	369	(34)	(9)%	3.95%	3.87%	0.08%

Short-term investments[3]	23,490	38,024	(14,534)	(38)%	48	47	1	2%	0.81%	0.49%	0.32%
Long-term investments[4]	323,753	291,607	32,146	11%	1,179	993	186	19%	1.59%	1.49%	0.10%
Total investments	347,243	329,631	17,612	5%	1,227	1,040	187	18%	1.56%	1.39%	0.17%
Interest-earning assets	1,352,171	1,347,912	4,259	0%	14,465	14,818	(353)	(2)%	4.40%	4.48%	(0.08)%
Nonearning assets	139,405	141,282	(1,877)	(1)%
Total	$1,491,576	$1,489,194	$2,382	0%

Interest-bearing demand	$192,003	$197,643	($5,640)	(3)%	$16	$17	($1)	(6)%	0.03%	0.03%	—%
Savings deposits	246,820	230,486	16,334	7%	129	117	12	10%	0.10%	0.11%	(0.01)%
Money market deposits	242,195	241,617	578	0%	103	104	(1)	(1)%	0.09%	0.09%	—%
Time deposits	133,214	136,077	(2,863)	(2)%	197	233	(36)	(15)%	0.66%	0.69%	(0.03)%
Total interest-bearing deposits	814,232	805,823	8,409	1%	445	471	(26)	(6)%	0.22%	0.23%	(0.01)%
Borrowings	52,579	50,864	1,715	3%	187	173	14	8%	1.40%	1.34%	0.06%
Total interest-bearing liabilities	866,811	856,687	10,124	1%	632	644	(12)	(2)%	0.29%	0.30%	(0.01)%
Demand deposits and other noninterest-bearing liabilities	437,805	454,111	(16,306)	(4)%
Equity	186,960	178,396	8,564	5%
Total	$1,491,576	$1,489,194	$2,382	0%
Net interest income					$13,833	$14,174	($341)	(2)%
Net interest margin									4.15%	4.23%	(0.08)%
Average loans to average interest-earning assets	71.77%	72.71%
Average loans to average total deposits	78.84%	79.26%
Average non-interest deposits to average total deposits	33.85%	34.83%
Average interest-earning assets to average interest-bearing liabilities	155.99%	157.34%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $760,000 and $795,000 in the first quarter of 2017 and 2016, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $14.2 million and $3.4 million in the first quarter of 2017 and 2016, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2017 and 2016.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($240)	($266)	($506)
Loans held for sale	(82)	48	(34)
Short-term investments	—	1	1
Long-term investments	116	70	186
Total interest income	($206)	($147)	($353)

Interest Expense:
Interest-bearing deposits	$9	($35)	($26)
Borrowings	6	8	14
Total interest expense	$15	($27)	($12)

Provision for Loan Losses
The provision for loan losses was $400,000 for the first quarter of 2017 compared to $703,000 in the same period of 2016. The decrease in the provision for loan losses in the first three months of 2017 as compared to the same period in 2016 is primarily due to a decrease in adversely classified loans in the first quarter of 2017 compared to the same period of 2016, as well as decreased loan balances in the first quarter of 2017. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 5 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ending March 31, 2017, decreased $209,000, or 2%, to $8.9 million as compared to the same period in 2016. This decrease is primarily the result of a $246,000 decrease in mortgage banking income mostly due to decreased production volume resulting from the slowing of the Alaska economy. Bankcard fee income also decreased slightly mainly due to the slowing Alaskan economy. These decreases were partially offset by an increase of $155,000 in purchased receivable income due to increased purchased receivable balances.

Other Operating Expense
Other operating expense for the first quarter of 2017 decreased $765,000, or 4%, to $16.6 million as compared to the same period in 2016. The decrease is partially due to a $409,000 reduction in salary expense primarily due to lower medical and dental insurance claims. Additionally, other operating expense decreased $386,000 primarily due to one-time items. One of these items was a decrease due to lower than anticipated loan collection costs related to one commercial loan in the first quarter of 2017. The Company accrued $170,000 in other operating expense for this estimated cost in the fourth quarter of 2016, but reversed $100,000 of this estimate in the first quarter of 2017 when management determined that actual costs were $70,000. Lastly, the Company recorded a reduction in other operating expense in the first quarter of 2017 upon receipt of a $122,000 refund from the State of Washington for business and occupancy taxes related to the 2012 - 2015 tax years. These decreases were partially offset by a $203,000 increase in OREO expense mostly due to a write-down on a commercial building and higher OREO operating expenses.
Income Taxes
The provision for income taxes for the three-month period ending March 31, 2017 increased $102,000 or 6%, as compared to the same period in 2016 primarily due to an increase in pre-tax net income. The effective tax rate for the three-month period ending March 31, 2017 decreased to 31% from 33% for the three-month period ending March 31, 2016. The decrease in tax rate for the three-month period ended March 31, 2017 was primarily due to increased tax credits as compared to 2016.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at March 31, 2017 decreased 2%, or $7.1 million, to $325.0 million from $332.1 million at December 31, 2016. The Company continues to reinvest proceeds from sales, maturities, and security calls in available for sale securities; however, period end balances fluctuate depending on the timing of these reinvestments. The table below details portfolio investment balances by portfolio investment type:

	March 31, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$260,635	80.2%	$263,361	79.3%
Municipal securities	18,967	5.8%	19,056	5.7%
U.S. Agency mortgage-backed securities	1	0.0%	2	0.0%
Corporate bonds	39,856	12.3%	44,732	13.5%
Preferred stock	5,578	1.7%	4,967	1.5%
Total portfolio investments	$325,037		$332,118

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
Portfolio loans decreased by $14.2 million, or 1%, to $960.8 million at March 31, 2017 from $975.0 million at December 31, 2016, primarily as a result of decreased real estate term loans relating to owner occupied properties and other real estate construction loans. These decreases were partially offset by increased real estate term loans relating to non-owner occupied properties in 2017. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at approximately 3% of portfolio loans at March 31, 2017.
The following table details loan balances by loan type as of the dates indicated:

	March 31, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$275,809	28.7%	$278,178	28.5%
Real estate construction one-to-four family	26,029	2.7%	26,061	2.7%
Real estate construction other	67,975	7.1%	72,159	7.4%
Real estate term owner occupied	140,102	14.6%	152,178	15.6%
Real estate term non-owner occupied	366,254	38.1%	356,601	36.6%
Real estate term other	42,218	4.4%	45,402	4.7%
Consumer secured by 1st deeds of trust	22,762	2.4%	23,589	2.4%
Consumer other	24,076	2.5%	25,281	2.6%
Subtotal	$965,225		$979,449
Less: Unearned origination fee,
net of origination costs	(4,393)	(0.5)%	(4,434)	(0.5)%
Total loans	$960,832		$975,015
Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $56.2 million, or approximately 6% of loans as of March 31, 2017 have direct exposure to the oil and gas industry as compared to $57.4 million, or approximately 6% of loans as of December 31, 2016. The Company has no loans to oil producers or exploration companies as of March 31, 2017 or December 31, 2016, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $5.0 million and $7.7 million at March 31, 2017 and December 31, 2016, respectively. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $57.0 million and $52.1 million at March 31, 2017 and December 31, 2016, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2017
AQR Pass	$33,872	$—	$—	$10,002	$8,074	$—	$—	$—	$51,948
AQR Substandard	4,267	—	—	—	—	—	—	—	4,267
Total	$38,139	$—	$—	$10,002	$8,074	$—	$—	$—	$56,215
December 31, 2016
AQR Pass	$34,746	$—	$—	$10,120	$8,173	$—	$—	$—	$53,039
AQR Substandard	4,386	—	—	—	—	—	—	—	4,386
Total	$39,132	$—	$—	$10,120	$8,173	$—	$—	$—	$57,425

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of March 31, 2017 and December 31, 2016, 13% of net nonperforming loans, which totaled $12.6 million and $12.9 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the first quarter of 2017 was 0.02% as compared to 0.07% during the same period in 2016.
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

The unallocated portion of the Allowance as a percentage of the total Allowance was 6% and 7% at March 31, 2017 and December 31, 2016, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. Management assesses credit impairment for the loans that were acquired from Alaska Pacific as part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. As of March 31, 2017, $877,000 of the original $141.5 million of purchased loans, or 0.62%, had migrated from pass grade loans to substandard loans. As of December 31, 2016, $617,000 of the original $141.5 million of purchased loans, or 0.44%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of March 31, 2017, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2016 or March 31, 2017. There was no Allowance related to acquired loans at March 31, 2017. As of March 31, 2017, the credit discounts related to acquired loans was $1.0 million.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$19,697	$18,153
Charge-offs:
Commercial	262	733
Consumer other	17	1
Total charge-offs	279	734
Recoveries:
Commercial	73	58
Consumer secured by 1st deeds of trust	—	—
Consumer other	2	3
Total recoveries	75	61
Net, charge-offs	204	673
Provision for loan losses	400	703
Balance at end of period	$19,893	$18,183
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

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $20.6 million, or 2%, to $1.2 billion at March 31, 2017 from $1.3 billion at December 31, 2016, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2017		December 31, 2016
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$421,867	33%	$449,206	35%
Interest-bearing demand	194,414	16%	201,349	16%
Savings deposits	252,218	20%	241,088	19%
Money market deposits	244,881	20%	244,295	19%
Time deposits	133,693	11%	131,715	10%
Total deposits	$1,247,073		$1,267,653
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 89% and 90% of total deposits March 31, 2017 and December 31, 2016, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2017, the Company had $133.7 million in certificates of deposit as compared to certificates of deposit of $131.7 million at December 31, 2016. At March 31, 2017, $98.3 million, or 74%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $97.6 million, or 74%, of total certificates of deposit at December 31, 2016. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2017 and December 31, 2016, was $87.9 million and $85.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2017:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$6,061	7%
Over 3 through 6 months	29,852	34%
Over 6 through 12 months	29,823	34%
Over 12 months	22,160	25%
Total	$87,896	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2017 or December 31, 2016.
Borrowings
FHLB. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At March 31, 2017, our maximum borrowing line from the FHLB was $526.0 million, approximating 35% of eligible Bank assets, subject to the FHLB's collateral requirements. The Company has outstanding FHLB advances totaling $4.3 million as of March 31, 2017 and December 31, 2016, respectively, which are included in borrowings. These advances were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance that has an eighteen year term with a 30 year amortization period and a fixed interest rate of 3.12%, that mirrors the term of the loan made to the borrower. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period and a fixed interest rate of 2.61%, that mirrors the term of the loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $31.8 million and $27.6 million, for March 31, 2017 and December 31, 2016, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending March 31, 2017 and 2016 was $28.6 million and $27.2 million, respectively. The maximum outstanding at any month-end was $31.8 million and $28.2 million, respectively, during the three month periods ending March 31, 2017 and 2016. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% for the three months ended March 31, 2017 and 2016, respectively. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

At March 31, 2017 and December 31, 2016, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $225.4 million and $227.4 million at March 31, 2017 and December 31, 2016, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of March 31, 2017 and December 31, 2016, respectively.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from Northrim Bank (the "Bank"). Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that they will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2017. Beginning in 2016, a requirement to have a conservation buffer started being phased in and this requirement could adversely affect the Bank's ability to pay dividends.
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2017 were $251.1 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2017 were $1.2 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided in operating activities was $21.0 million for the first three months of 2017 primarily due to cash proceeds received in connection with net sales of loans held for sale being partially offset by cash used in the connection with the origination of loans held for sale. Net cash provided by investing activities was $27.3 million for the same period, primarily due to cash provided by decreased net loans and cash provided by the proceeds from calls, sales, and maturities of available for sale securities being only partially offset by purchases of investment securities available for sale. Net cash used by financing activities was $17.9 million, primarily due to a decrease in deposits being partially offset by cash provided in connection with an increase in securities sold under repurchase agreements.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2017, our funds available for borrowing under our existing lines of credit were $608.5 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 11,975 shares of its common stock in the first three months of 2017 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At March 31, 2017, the Company had 6,909,865 shares of its common stock outstanding.

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
The requirements address both risk-based capital and leverage capital. At March 31, 2017, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of March 31, 2017.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2017
Total risk-based capital	8.00%	10.00%	16.44%	14.86%
Tier 1 risk-based capital	6.00%	8.00%	15.19%	13.61%
Common equity tier 1 capital	4.50%	6.50%	13.78%	13.61%
Leverage ratio	4.00%	5.00%	12.95%	11.59%
December 31, 2016
Total risk-based capital	8.00%	10.00%	15.80%	14.33%
Tier 1 risk-based capital	6.00%	8.00%	14.54%	13.07%
Common equity tier 1 capital	4.50%	6.50%	13.20%	13.07%
Leverage ratio	4.00%	5.00%	12.59%	11.30%

The requirements for "well-capitalized" come from the Prompt Correction Action rules. These rules apply to the Bank but not to the Company. Under the rules of the FRB, a bank holding company such as the Company is generally defined to be well capitalized if its Tier 1 risk-based capital ratio is 6.0% or more and its total risk-based capital ratio is 10.0% or more.

The regulatory capital ratios for the Company exceed those for the Bank in all categories primarily because the $18.6 million junior subordinated debenture offerings that the Company completed in the third quarter of 2003 and the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. The junior subordinated debentures are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $18.6 million more in regulatory capital than the Bank.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of March 31, 2017 and December 31, 2016, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $251.1 million and $236.6 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $67.6 and $62.4 million, respectively, as of March 31, 2017 and December 31, 2016. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $122,000 at March 31, 2017 and December 31, 2016, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company entered into a contract with a new core banking systems vendor in the third quarter of 2016. Conversion to the new system is expected to occur in the second quarter of 2017. Operating costs after conversion to the new system are expected to remain relatively consistent with current operating costs; however, the Company expects to temporarily incur increased costs during the period of conversion primarily due to a temporary increase in staffing levels in order to facilitate a successful conversion. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during the first quarter of 2017.
At March 31, 2017 the Company has capital commitments of $58,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the second quarter of 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2017 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2017, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors have not materially changed as of March 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three months ending March 31, 2017.
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
NORTHRIM BANCORP, INC.

May 9, 2017	By	/s/ Joseph M. Beedle
Joseph M. Beedle
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)