Form 10-Q
period 2017-06-30
NORTHRIM BANCORP INC
filed 2017-08-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 8, 2017 was 6,910,679.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$25,187	$34,485
Interest bearing deposits in other banks	606	16,066

Investment securities available for sale, at fair value	297,222	331,219
Investment securities held to maturity, at amortized cost	898	899
Total portfolio investments	298,120	332,118

Investment in Federal Home Loan Bank stock	1,993	1,965

Loans held for sale	53,863	43,596

Loans	991,209	975,015
Allowance for loan losses	(20,061)	(19,697)
Net loans	971,148	955,318
Purchased receivables, net	19,835	20,491
Other real estate owned, net	4,315	6,574
Premises and equipment, net	39,997	39,318
Mortgage servicing rights, at fair value	5,828	4,157
Goodwill	15,017	15,017
Other intangible assets, net	1,254	1,307
Other assets	56,042	56,128
Total assets	$1,493,205	$1,526,540
LIABILITIES
Deposits:
Demand	$395,310	$449,206
Interest-bearing demand	231,073	201,349
Savings	249,275	241,088
Money market	231,780	244,295
Certificates of deposit less than $250,000	82,880	86,053
Certificates of deposit $250,000 and greater	43,992	45,662
Total deposits	1,234,310	1,267,653
Securities sold under repurchase agreements	24,392	27,607
Borrowings	4,314	4,338
Junior subordinated debentures	18,558	18,558
Other liabilities	19,854	21,672
Total liabilities	1,301,428	1,339,828
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,910,679 and 6,897,890 shares issued and outstanding at June 30, 2017 and December 31, 2016	6,911	6,898
Additional paid-in capital	63,074	62,952
Retained earnings	121,631	117,141
Accumulated other comprehensive income (loss)	28	(397)
Total Northrim BanCorp shareholders' equity	191,644	186,594
Noncontrolling interest	133	118
Total shareholders' equity	191,777	186,712
Total liabilities and shareholders' equity	$1,493,205	$1,526,540
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans and loans held for sale	$13,601	$13,710	$26,839	$27,488
Interest on investment securities available for sale	1,210	953	2,374	1,933
Interest on investment securities held to maturity	17	14	32	27
Interest on deposits in other banks	64	41	112	88
Total Interest Income	14,892	14,718	29,357	29,536
Interest Expense
Interest expense on deposits	451	479	896	950
Interest expense on securities sold under agreements to repurchase	8	7	16	15
Interest expense on borrowings	39	28	77	71
Interest expense on junior subordinated debentures	150	125	291	247
Total Interest Expense	648	639	1,280	1,283
Net Interest Income	14,244	14,079	28,077	28,253
Provision for loan losses	300	200	700	903
Net Interest Income After Provision for Loan Losses	13,944	13,879	27,377	27,350
Other Operating Income
Mortgage banking income	6,351	8,510	11,801	14,206
Employee benefit plan income	961	936	1,897	1,900
Purchased receivable income	776	531	1,465	1,065
Bankcard fees	614	675	1,186	1,308
Service charges on deposit accounts	409	510	848	1,009
Gain (loss) on sale of securities, net	—	12	14	(11)
Other income	607	690	1,403	1,492
Total Other Operating Income	9,718	11,864	18,614	20,969
Other Operating Expense
Salaries and other personnel expense	11,793	12,011	22,635	23,262
Occupancy expense	1,664	1,697	3,285	3,305
Data processing expense	1,409	1,146	2,647	2,230
Marketing expense	891	615	1,401	1,353
Professional and outside services	612	785	1,234	1,492
Insurance expense	194	263	447	578
OREO expense, net rental income and gains on sale	83	127	260	101
Loss on disposal of premises and equipment	83	358	3	358
Intangible asset amortization expense	27	35	53	70
Compensation expense - RML acquisition payments	—	687	174	817
Other operating expense	1,710	1,645	2,933	3,174
Total Other Operating Expense	18,466	19,369	35,072	36,740
Income Before Provision for Income Taxes	5,196	6,374	10,919	11,579
Provision for income taxes	1,455	1,868	3,256	3,567
Net Income	3,741	4,506	7,663	8,012
Less: Net income attributable to the noncontrolling interest	152	156	249	286
Net Income Attributable to Northrim BanCorp, Inc.	$3,589	$4,350	$7,414	$7,726
Earnings Per Share, Basic	$0.52	$0.63	$1.07	$1.12
Earnings Per Share, Diluted	$0.51	$0.63	$1.06	$1.11
Weighted Average Shares Outstanding, Basic	6,910,679	6,877,140	6,910,230	6,877,140
Weighted Average Shares Outstanding, Diluted	6,997,727	6,968,891	6,996,160	6,966,905
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net income	$3,741	$4,506	$7,663	$8,012
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains arising during the period	$90	$466	$687	$1,792
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 and $5 for the second quarter of 2017 and
2016, respectively and $6 and ($5) or the six months ended June 30,
2017 and 2016, respectively	—	(7)	(8)	6
Income tax benefit related to unrealized gains and losses	(31)	(174)	(254)	(644)
Other comprehensive income, net of tax	59	285	425	1,154
Comprehensive income	3,800	4,791	8,088	9,166
Less: comprehensive income attributable to the noncontrolling interest	152	156	249	286
Comprehensive income attributable to Northrim BanCorp, Inc.	$3,648	$4,635	$7,839	$8,880

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2016	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Write-off of deferred tax assets in excess of tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Twelve Months Ended December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712

Cash dividend declared	—	—	—	(2,924)	—	—	(2,924)
Stock-based compensation expense	—	—	279	—	—	—	279
Exercise of stock options and vesting of restricted stock units, net	13	13	(157)	—	—	—	(144)
Distributions to noncontrolling interest	—	—	—	—	—	(234)	(234)
Other comprehensive income, net of tax	—	—	—	—	425	—	425
Net income attributable to the noncontrolling interest	—	—	—	—	—	249	249
Net income attributable to Northrim BanCorp, Inc.	—	—	—	7,414	—	—	7,414
Six Months Ended June 30, 2017	6,911	$6,911	$63,074	$121,631	$28	$133	$191,777

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2017	2016
Operating Activities:
Net income	$7,663	$8,012
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Gain) loss on sale of securities, net	(14)	11
Loss on disposal of premises and equipment	3	358
Depreciation and amortization of premises and equipment	1,317	1,178
Amortization of software	110	84
Intangible asset amortization	53	70
Amortization of investment security premium, net of discount accretion	101	8
Deferred tax liability	576	448
Stock-based compensation	279	377
Deferral of loan fees and costs, net	(20)	(292)
Provision for loan losses	700	903
Reserve (recovery) for purchased receivables	23	(18)
Gain on sale of loans	(8,711)	(11,924)
Proceeds from the sale of loans held for sale	257,446	344,087
Origination of loans held for sale	(259,002)	(341,970)
Gain on sale of other real estate owned	(155)	(112)
Impairment on other real estate owned	266	130
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(29)	62
Decrease in other assets	(2,490)	(3,302)
Decrease in other liabilities	(1,988)	(6,472)
Net Cash Used by Operating Activities	(3,872)	(8,362)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(16,283)	(31,985)
Purchases of FHLB stock	(2,993)	(151)
Proceeds from sales/calls/maturities of securities available for sale	50,867	34,283
Proceeds from redemption of FHLB stock	2,965	1
Decrease (increase) in purchased receivables, net	633	(252)
Increase (decrease) in loans, net	(16,677)	13,063
Proceeds from sale of other real estate owned	2,315	477
Proceeds from sale of premises and equipment	116	1,379
Purchases of premises and equipment	(2,115)	(1,369)
Net Cash Provided by Investing Activities	18,828	15,446
Financing Activities:
(Decrease) increase in deposits	(33,343)	14,896
Decrease in securities sold under repurchase agreements	(3,215)	(5,371)
(Decrease) increase in borrowings	(24)	2,242
Distributions to noncontrolling interest	(234)	(154)
Cash dividends paid	(2,898)	(2,614)
Net Cash (Used) Provided by Financing Activities	(39,714)	8,999
Net Change in Cash and Cash Equivalents	(24,758)	16,083
Cash and Cash Equivalents at Beginning of Period	50,551	58,673
Cash and Cash Equivalents at End of Period	$25,793	$74,756

Supplemental Information:
Income taxes paid	$3,839	$2,162
Interest paid	$1,211	$1,213
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$6,809
Transfer of loans to other real estate owned	$167	$—
Cash dividends declared but not paid	$26	$24

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and a 50.1% interest in Northrim Benefits Group, LLC ("NBG") and consolidates their balance sheets and income statements into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2017, are not necessarily indicative of the results anticipated for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (“ASU 2017-09”). ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and will be applied prospectively to an award modified on or after the adoption date. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

3. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$236,733	$92	$744	$236,081
Municipal securities	17,346	125	29	17,442
U.S. Agency mortgage-backed securities	1	—	—	1
Corporate bonds	34,640	415	—	35,055
Collateralized loan obligations	3,000	—	—	3,000
Preferred stock	5,421	228	6	5,643
Total securities available for sale	$297,141	$860	$779	$297,222
Securities held to maturity
Municipal securities	$898	$7	$—	$905
Total securities held to maturity	$898	$7	$—	$905
December 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$264,267	$150	$1,056	$263,361
Municipal securities	18,184	26	53	18,157
U.S. Agency mortgage-backed securities	2	—	—	2
Corporate bonds	44,437	295	—	44,732
Preferred stock	4,922	49	4	4,967
Total securities available for sale	$331,812	$520	$1,113	$331,219
Securities held to maturity
Municipal securities	$899	$23	$—	$922
Total securities held to maturity	$899	$23	$—	$922

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$182,035	$737	$489	$7	$182,524	$744
Municipal Securities	4,217	9	1,782	20	5,999	29
Preferred Stock	1,036	6	—	—	1,036	6
Total	$187,288	$752	$2,271	$27	$189,559	$779

December 31, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$180,638	$1,051	$489	$5	$181,127	$1,056
Municipal Securities	11,533	33	1,786	20	13,319	53
Preferred Stock	—	—	1,038	4	1,038	4
Total	$192,171	$1,084	$3,313	$29	$195,484	$1,113

The unrealized losses on investments in U.S. treasury and government sponsored entities, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At June 30, 2017 and December 31, 2016, respectively, there were twenty-eight and thirty-four available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were three and four securities as of June 30, 2017 and December 31, 2016 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2017 and December 31, 2016, $51.8 million and $50.9 million in securities were pledged for deposits and borrowings.

The amortized cost and estimated fair values of debt securities and preferred stock at June 30, 2017, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$32,000	$31,987	0.96%
1-5 years	202,733	202,094	1.20%
5-10 years	2,000	2,000	2.00%
Total	$236,733	$236,081	1.17%
U.S. Agency mortgage-backed securities
1-5 years	$1	$1	5.06%
Total	$1	$1	5.06%
Corporate bonds
1-5 years	$26,206	$26,494	1.88%
5-10 years	8,434	8,561	2.32%
Total	$34,640	$35,055	1.99%
Collateralized loan obligations
Over 10 years	$3,000	$3,000	3.04%
Total	$3,000	$3,000	3.04%
Preferred stock
Over 10 years	$5,421	$5,643	6.37%
Total	$5,421	$5,643	6.37%
Municipal securities
Within 1 year	$2,824	$2,823	0.96%
1-5 years	13,930	14,046	2.27%
5-10 years	1,490	1,478	4.78%
Total	$18,244	$18,347	2.27%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the six months ending June 30, 2017 and 2016, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2017
Available for sale securities	$10,010	$14	$—
2016
Available for sale securities	$5,785	$12	$23

A summary of interest income for the six months ending June 30, 2017 and 2016, on available for sale investment securities is as follows:

(In Thousands)	2017	2016
US Treasury and government sponsored entities	$1,602	$1,336
U.S. Agency mortgage-backed securities	—	4
Other	583	447
Total taxable interest income	$2,185	$1,787
Municipal securities	$189	$146
Total tax-exempt interest income	$189	$146
Total	$2,374	$1,933

4.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2017
AQR Pass	$276,298	$24,714	$73,999	$133,036	$347,489	$41,555	$22,143	$22,526	$941,760
AQR Special Mention	5,567	—	—	348	11,291	—	938	45	18,189
AQR Substandard	27,628	—	—	6,091	683	644	332	26	35,404
Subtotal	$309,493	$24,714	$73,999	$139,475	$359,463	$42,199	$23,413	$22,597	$995,353
Less: Unearned origination fees, net of origination costs									(4,144)
Total loans									$991,209
December 31, 2016
AQR Pass	$257,639	$26,061	$72,159	$135,359	$355,903	$44,733	$22,568	$25,151	$939,573
AQR Special Mention	1,950	—	—	57	—	—	501	78	2,586
AQR Substandard	18,589	—	—	16,762	698	669	520	52	37,290
Subtotal	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Less: Unearned origination fees, net of origination costs									(4,434)
Total loans									$975,015
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $21.1 million and $12.5 million at June 30, 2017 and December 31, 2016, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
June 30, 2017
Commercial	$—	$6,986	$3,635	$12,157	$22,778
Real estate term non-owner occupied	—	—	—	95	95
Consumer other	—	—	26	—	26
Total nonperforming loans	—	6,986	3,661	12,252	22,899
Government guarantees on nonaccrual loans	—	—	(1,413)	(436)	(1,849)
Net nonaccrual loans	$—	$6,986	$2,248	$11,816	$21,050
December 31, 2016
Commercial	$8,750	$—	$4,208	$542	$13,500
Real estate term owner occupied	—	—	—	29	29
Real estate term non-owner occupied	—	—	—	197	197
Consumer secured by 1st deeds of trust	—	—	167	—	167
Total nonperforming loans	8,750	—	4,375	768	13,893
Government guarantees on nonaccrual loans	—	—	(1,413)	—	(1,413)
Net nonaccrual loans	$8,750	$—	$2,962	$768	$12,480

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
June 30, 2017
Commercial	$540	$103	$104	$747	$22,778	$285,968	$309,493
Real estate construction one-to-four family	—	—	—	—	—	24,714	24,714
Real estate construction other	—	—	—	—	—	73,999	73,999
Real estate term owner occupied	1,331	—	—	1,331	—	138,144	139,475
Real estate term non-owner occupied	—	—	—	—	95	359,368	359,463
Real estate term other	613	—	—	613	—	41,586	42,199
Consumer secured by 1st deed of trust	—	119	342	461	—	22,952	23,413
Consumer other	46	—	22	68	26	22,503	22,597
Subtotal	$2,530	$222	$468	$3,220	$22,899	$969,234	$995,353
							(4,144)
Total							$991,209
December 31, 2016
Commercial	$—	$141	$404	$545	$13,500	$264,133	$278,178
Real estate construction one-to-four family	—	—	—	—	—	26,061	26,061
Real estate construction other	—	—	—	—	—	72,159	72,159
Real estate term owner occupied	887	—	—	887	29	151,262	152,178
Real estate term non-owner occupied	—	—	—	—	197	356,404	356,601
Real estate term other	—	—	—	—	—	45,402	45,402
Consumer secured by 1st deed of trust	390	518	—	908	167	22,514	23,589
Consumer other	171	80	52	303	—	24,978	25,281
Subtotal	$1,448	$739	$456	$2,643	$13,893	$962,913	$979,449
							(4,434)
Total							$975,015

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

At June 30, 2017 and December 31, 2016, the recorded investment in loans that are considered to be impaired was $36.3 million and $38.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
With no related allowance recorded
Commercial - AQR substandard	$24,983	$25,421	$—
Real estate term owner occupied- AQR substandard	6,058	6,058	—
Real estate term non-owner occupied- AQR pass	366	366	—
Real estate term non-owner occupied- AQR substandard	678	678	—
Real estate term other - AQR pass	595	595	—
Real estate term other - AQR substandard	644	644	—
Consumer secured by 1st deeds of trust - AQR special mention	140	140	—
Consumer secured by 1st deeds of trust - AQR substandard	285	285	—
Subtotal	$33,749	$34,187	$—

With an allowance recorded
Commercial - AQR substandard	$2,562	$2,562	$394
Subtotal	$2,562	$2,562	$394

Total
Commercial - AQR substandard	$27,545	$27,983	$394
Real estate term owner-occupied - AQR substandard	6,058	6,058	—
Real estate term non-owner occupied - AQR pass	366	366	—
Real estate term non-owner occupied - AQR substandard	678	678	—
Real estate term other - AQR pass	595	595	—
Real estate term other - AQR substandard	644	644	—
Consumer secured by 1st deeds of trust - AQR special mention	140	140	—
Consumer secured by 1st deeds of trust - AQR substandard	285	285	—
Total	$36,311	$36,749	$394

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	9,213	9,893	—
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Subtotal	$29,435	$30,131	$—

With an allowance recorded
Commercial - AQR substandard	$9,221	$9,221	$614
Subtotal	$9,221	$9,221	$614

Total
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	18,434	19,114	614
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR special mention	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Total	$38,656	$39,352	$614

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2017 and 2016, respectively:

Three Months Ended June 30,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$—	$—	$152	$3
Commercial - AQR substandard	25,412	258	19,699	176
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner occupied- AQR pass	—	—	258	5
Real estate term owner occupied- AQR substandard	6,079	63	16,283	232
Real estate term non-owner occupied- AQR pass	371	18	462	18
Real estate term non-owner occupied- AQR substandard	688	9	222	—
Real estate term other - AQR pass	604	11	674	12
Real estate term other - AQR special mention	—	—	83	2
Real estate term other - AQR substandard	651	11	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	75	1
Consumer secured by 1st deeds of trust - AQR special mention	141	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	287	5	486	5
Subtotal	$34,233	$378	$40,306	$454

With an allowance recorded
Commercial - AQR substandard	$2,611	$—	$—	$—
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	292	—
Subtotal	$2,611	$—	$4,264	$—

Total
Commercial - AQR special mention	$—	$—	$152	$3
Commercial - AQR substandard	28,023	258	19,699	176
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner-occupied - AQR pass	—	—	258	5
Real estate term owner-occupied - AQR substandard	6,079	63	16,283	232
Real estate term non-owner occupied - AQR pass	371	18	462	18
Real estate term non-owner occupied - AQR substandard	688	9	222	—
Real estate term other - AQR pass	604	11	674	12
Real estate term other - AQR special mention	—	—	83	2
Real estate term other - AQR substandard	651	11	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	75	1
Consumer secured by 1st deeds of trust - AQR special mention	141	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	287	5	778	5
Total Impaired Loans	$36,844	$378	$44,570	$454

Six Months Ended June 30,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$26	$1	$154	$6
Commercial - AQR substandard	21,500	333	18,143	374
Real estate construction one-to-four family - AQR substandard	—	—	1,986	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner occupied- AQR pass	125	5	504	19
Real estate term owner occupied- AQR substandard	5,704	147	16,342	467
Real estate term non-owner occupied- AQR pass	378	32	466	37
Real estate term non-owner occupied- AQR substandard	692	29	230	—
Real estate term other - AQR pass	614	22	608	24
Real estate term other - AQR special mention	—	—	87	4
Real estate term other - AQR substandard	657	23	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	75	2
Consumer secured by 1st deeds of trust - AQR special mention	142	7	—	—
Consumer secured by 1st deeds of trust - AQR substandard	371	7	476	8
Consumer other - AQR substandard	26	1	—	—
Subtotal	$30,235	$607	$40,983	$941

With an allowance recorded
Commercial - AQR substandard	$6,924	$—	$297	$—
Real estate construction one-to-four family - AQR substandard	—	—	1,986	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	146	—
Subtotal	$6,924	$—	$2,429	$—

Total
Commercial - AQR special mention	$26	$1	$154	$6
Commercial - AQR substandard	28,424	333	18,440	374
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner-occupied - AQR pass	125	5	504	19
Real estate term owner-occupied - AQR substandard	5,704	147	16,342	467
Real estate term non-owner occupied - AQR pass	378	32	466	37
Real estate term non-owner occupied - AQR substandard	692	29	230	—
Real estate term other - AQR pass	614	22	608	24
Real estate term other - AQR special mention	—	—	87	4
Real estate term other - AQR substandard	657	23	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	75	2
Consumer secured by 1st deeds of trust - AQR special mention	142	7	—	—
Consumer secured by 1st deeds of trust - AQR substandard	371	7	622	8
Consumer other - AQR substandard	26	1	—	—
Total Impaired Loans	$37,159	$607	$43,412	$941

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of June 30, 2017 is $1.1 million.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $25.4 million and $16.2 million at June 30, 2017 and December 31, 2016, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2017 and restructured loans that occurred prior to 2017 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$210	$10,165	$10,375
Subtotal	$210	$10,165	$10,375
Existing Troubled Debt Restructurings	$5,468	$9,562	$15,030
Total	$5,678	$19,727	$25,405
The following table presents newly restructured loans that occurred during the six months ended June 30, 2017, by concession (terms modified):

		June 30, 2017
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$10,665	$210	$—	$10,875
Total	2	$—	$10,665	$210	$—	$10,875
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$10,165	$210	$—	$10,375
Total	2	$—	$10,165	$210	$—	$10,375
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge offs in the six months ended June 30, 2017 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at June 30, 2017 and four TDRs with specific impairment at December 31, 2016, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending June 30, 2017 and December 31, 2016, respectively.

5.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,701	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$19,893
Charge-Offs	(202)	—	—	—	(5)	—	—	—	—	(207)
Recoveries	71	—	—	—	—	—	2	2	—	75
Provision (benefit)	252	(28)	134	(18)	(127)	—	14	(31)	104	300
Balance, end of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Balance, end of period:
Individually evaluated
for impairment	$394	$—	$—	$—	$—	$—	$—	$—	$—	$394
Balance, end of period:
Collectively evaluated
for impairment	$5,428	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$19,667
2016
Balance, beginning of period	$5,749	$760	$1,621	$1,739	$5,498	$638	$264	$396	$1,518	$18,183
Charge-Offs	(135)	—	—	—	—	—	—	—	—	(135)
Recoveries	135	—	—	—	—	—	—	2	—	137
Provision (benefit)	118	132	(524)	546	(200)	32	82	22	(8)	200
Balance, end of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Balance, end of period:
Individually evaluated
for impairment	$—	$204	$—	$—	$—	$—	$23	$—	$—	$227
Balance, end of period:
Collectively evaluated
for impairment	$5,867	$688	$1,097	$2,285	$5,298	$670	$323	$420	$1,510	$18,158

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(464)	—	—	—	—	(5)	—	(17)	—	(486)
Recoveries	144	—	—	—	—	—	2	4	—	150
Provision (benefit)	607	(29)	52	(4)	222	(40)	12	(33)	(87)	700
Balance, end of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Balance, end of period:
Individually evaluated
for impairment	$394	$—	$—	$—	$—	$—	$—	$—	$—	$394
Balance, end of period:
Collectively evaluated
for impairment	$5,428	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$19,667
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(868)	—	—	—	—	—	—	(1)	—	(869)
Recoveries	193	—	—	—	—	—	—	5	—	198
Provision (benefit)	636	38	(342)	628	(217)	42	82	19	17	903
Balance, end of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Balance, end of period:
Individually evaluated
for impairment	$—	$204	$—	$—	$—	$—	$23	$—	$—	$227
Balance, end of period:
Collectively evaluated
for impairment	$5,867	$688	$1,097	$2,285	$5,298	$670	$323	$420	$1,510	$18,158

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2017
Balance, end of period	$309,493	$24,714	$73,999	$139,475	$359,463	$42,199	$23,413	$22,597	$995,353
Balance, end of period:
Individually evaluated
for impairment	$27,545	$—	$—	$6,058	$1,044	$1,239	$425	$—	$36,311
Balance, end of period:
Collectively evaluated
for impairment	$281,948	$24,714	$73,999	$133,417	$358,419	$40,960	$22,988	$22,597	$959,042
December 31, 2016
Balance, end of period	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Balance, end of period:
Individually evaluated
for impairment	$18,657	$—	$—	$16,946	$1,084	$1,302	$615	$52	$38,656
Balance, end of period:
Collectively evaluated
for impairment	$259,521	$26,061	$72,159	$135,232	$355,517	$44,100	$22,974	$25,229	$940,793

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
June 30, 2017
Individually evaluated for impairment:
AQR Substandard	$394	$—	$—	$—	$—	$—	$—	$—	$—	$394
Collectively: evaluated for impairment:
AQR Pass	5,195	521	1,517	2,345	6,692	774	315	361	—	17,720
AQR Special Mention	232	—	—	9	383	—	12	1	—	637
AQR Substandard	1	—	—	—	—	—	—	—	—	1
Unallocated	—	—	—	—	—	—	—	—	1,309	1,309
	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
December 31, 2016
Individually evaluated for impairment:
AQR Substandard	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Collectively: evaluated for impairment:
AQR Pass	4,867	550	1,465	2,358	6,853	819	310	406	—	17,628
AQR Special Mention	51	—	—	—	—	—	3	2	—	56
AQR Substandard	3	—	—	—	—	—	—	—	—	3
Unallocated	—	—	—	—	—	—	—	—	1,396	1,396
	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697

6. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2017, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2017 or December 31, 2016, respectively, and there were no restructured purchased receivables at June 30, 2017 or December 31, 2016.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2017, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2017	December 31, 2016
Purchased receivables	$20,029	$20,662
Reserve for purchased receivable losses	(194)	(171)
Total	$19,835	$20,491

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six month periods ending June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$183	$169	$171	$181
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Reserve for (recovery from) purchased receivables	11	(6)	23	(18)
Balance at end of period	$194	$163	$194	$163

The Company did not record any charge-offs in the first six months of 2017 and 2016, respectively.

7.  Derivatives
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 and $301,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of June 30, 2017 and December 31, 2016, respectively.
The Company had interest rate swaps with an aggregate notional amount of $17.7 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to commercial loan customers totaling $8.8 million, and two fixed to variable rate swaps with a counterparty totaling $8.8 million. Changes in fair value from these four interest rate swaps offset each other in the first six months of 2017. The Company recognized $16,000 in fee income related to interest rate swaps in the six month period ending June 30, 2017 and did not recognize any fee income in the six month period ending June 30, 2016, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income.
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $80.1 million and $62.4 million at June 30, 2017 and December 31, 2016, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2017 and December 31, 2016:

(In Thousands)	Asset Derivatives
		June 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other assets	$73	$71
Interest rate lock commitments	Other assets	1,337	1,137
Total		$1,410	$1,208

(In Thousands)	Liability Derivatives
		June 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Commercial interest rate swaps	Other liabilities	$73	$71
Retail interest rate contracts	Other liabilities	—	78
Total		$73	$149
The following table presents the net gains of derivatives not designated as hedging instruments for the six month periods ending June 30, 2017 and 2016, respectively:

(In Thousands)	Income Statement Location	June 30, 2017	June 30, 2016
Interest rate contracts	Mortgage banking income	($112)	($1,392)
Interest rate lock commitments	Mortgage banking income	171	1,020
Total		$59	($372)
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of June 30, 2017 and December 31, 2016, respectively:

June 30, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$73	$—	$73	$—	$—	$73

Liability Derivatives
Commercial interest rate swaps	$73	$—	$73	$—	$73	$—

December 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$—	$71

Liability Derivatives
Commercial interest rate swaps	$71	$—	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—	—	78
8.  Stock Incentive Plan
The Company adopted the 2017 Stock Option Plan (“2017 Plan”) following shareholder approval of the 2017 Plan at the 2017 Annual Meeting.  Subsequent to the adoption of the 2017 Plan, no additional grants may be issued under the prior plans.  The 2017 Plan provides for grants of up to 350,000 shares of common stock.
Stock Options:  Under the 2017 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted.  Optionees, at their own discretion, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock.  Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from grant.
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2017 and 2016, the Company recognized $34,000 and $51,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2017 and 2016, the Company recognized $66,000 and $87,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 814 and 12,789 shares, respectively, from the exercise of stock options for the three and six month periods ended June 30, 2017. The Company received zero cash for stock option exercises in the three and six months ended June 30, 2017. In the three months ended June 30, 2017 the Company net settled $62,000 for cashless stock option exercises. In the six months ended June 30, 2017 the Company net settled $862,000 for cashless stock option exercises. The Company withheld

$74,000 and $1.0 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six months ended June 30, 2017.
There were no exercises of stock options in the three and six months ended June 30, 2016.
There were 3,775 stock options granted in the first six months of 2017 and no stock options granted in the first six months of 2016, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2017 and 2016, the Company recognized $118,000 and $165,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2017 and 2016, the Company recognized $214,000 and $290,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were 2,337 restricted stock units granted in the first six months of 2017 and no restricted stock units granted in the first six months of 2016, respectively.

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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2017		December 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$25,793	$25,793	$50,551	$50,551
Investment securities	61,612	61,612	43,486	43,486

Level 2 inputs:
Investment securities	236,508	236,515	288,632	288,655
Investment in Federal Home Loan Bank stock	1,993	1,993	1,965	1,965
Accrued interest receivable	3,763	3,763	3,734	3,734
Commercial interest rate swaps	73	73	71	71

Level 3 inputs:
Loans and loans held for sale	1,045,072	1,055,592	1,018,661	1,026,350
Purchased receivables, net	19,835	19,835	20,491	20,491
Interest rate lock commitments	1,337	1,337	1,137	1,137
Mortgage servicing rights	5,828	5,828	4,157	4,157

Financial liabilities:
Level 2 inputs:
Deposits	$1,234,310	$1,233,786	$1,267,653	$1,266,995
Securities sold under repurchase agreements	24,392	24,392	27,607	27,607
Borrowings	4,314	4,322	4,338	4,186
Accrued interest payable	133	133	64	64
Commercial interest rate swaps	73	73	71	71
Retail interest rate contracts	—	—	78	78
Level 3 inputs:
Accrued liability, RML acquisition payments	360	360	186	186
Junior subordinated debentures	18,558	19,156	18,558	18,398

Unrecognized financial instruments:
Commitments to extend credit(1)	$241,578	$2,416	$236,624	$2,366
Standby letters of credit(1)	9,316	93	9,931	99
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$236,081	$30,038	$206,043	$—
Municipal securities	17,442	—	17,442	—
U.S. Agency mortgage-backed securities	1	—	1	—
Corporate bonds	35,055	25,930	9,125	—
Collateralized loan obligations	3,000	—	3,000	—
Preferred stock	5,643	5,643	—	—
Total available for sale securities	$297,222	$61,611	$235,611	$—
Commercial interest rate swaps	$73	$—	$73	$—
Interest rate lock commitments	1,337	—	—	1,337
Mortgage servicing rights	5,828	—	—	5,828
Total other assets	$7,238	$—	$73	$7,165
Liabilities:
Commercial interest rate swaps	$73	$—	$73	$—
Total other liabilities	$73	$—	$73	$—
December 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$263,361	$30,063	$233,298	$—
Municipal securities	18,157	—	18,157	—
U.S. Agency mortgage-backed securities	2	—	2	—
Corporate bonds	44,732	8,456	36,276	—
Preferred stock	4,967	4,967	—	—
Total available for sale securities	$331,219	$43,486	$287,733	$—
Commercial interest rate swaps	$71	$—	$71	$—
Interest rate lock commitments	1,137	—	—	1,137
Mortgage servicing rights	4,157	—	—	4,157
Total other assets	$5,365	$—	$71	$5,294
Liabilities:
Commercial interest rate swaps	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—
Total other liabilities	$149	$—	$149	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six month periods ended June 30, 2017 and 2016, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2017
Interest rate lock commitments	$1,534	($102)	$4,445	($4,540)	$1,337	$1,337
Mortgage servicing rights	5,325	(48)	551	—	5,828	—
Total	$6,859	($150)	$4,996	($4,540)	$7,165	$1,337
Three Months Ended June 30, 2016
Interest rate lock commitments	$1,858	($610)	$6,027	($4,695)	$2,580	$2,580
Mortgage servicing rights	2,234	(245)	613	—	2,602	—
Total	$4,092	($855)	$6,640	($4,695)	$5,182	$2,580

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2017
Interest rate lock commitments	$1,137	($418)	$7,501	($6,883)	$1,337	$1,337
Mortgage servicing rights	4,157	234	1,437	—	5,828	—
Total	$5,294	($184)	$8,938	($6,883)	$7,165	$1,337
Six Months Ended June 30, 2016
Interest rate lock commitments	$1,514	($1,058)	$10,443	($8,319)	$2,580	$2,580
Mortgage servicing rights	1,654	(357)	1,305	—	2,602	—
Total	$3,168	($1,415)	$11,748	($8,319)	$5,182	$2,580

As of and for the periods ending June 30, 2017 and December 31, 2016, respectively, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Loans measured for impairment	$2,562	$—	$—	$2,562
Other real estate owned	666	—	—	666
Total	$3,228	$—	$—	$3,228
December 31, 2016
Loans measured for impairment	$9,222	$—	$—	$9,222
Other real estate owned	1,700	—	—	1,700
Total	$10,922	$—	$—	$10,922

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six month periods ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Loans measured for impairment	($600)	$108	($220)	($118)
Other real estate owned	100	130	266	130
Total loss from nonrecurring measurements	($500)	$238	$46	$12

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 90%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25%
Interest rate lock commitment	External pricing model	Pull through rate	94.04%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.20% - 11.62%
		Discount rate	9.18% - 9.79%

10.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2017, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,482	$410	$14,892
Interest expense	529	119	648
Net interest income	13,953	291	14,244
Provision for loan losses	300	—	300
Other operating income	3,367	6,351	9,718
Other operating expense	13,240	5,226	18,466
Income before provision for income taxes	3,780	1,416	5,196
Provision for income taxes	871	584	1,455
Net income	2,909	832	3,741
Less: net income attributable to the noncontrolling interest	152	—	152
Net income attributable to Northrim BanCorp, Inc.	$2,757	$832	$3,589

	Three Months Ended June 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,246	$472	$14,718
Interest expense	417	222	639
Net interest income	13,829	250	14,079
Provision for loan losses	200	—	200
Other operating income	3,354	8,510	11,864
Compensation expense - RML acquisition payments	687	—	687
Other operating expense	12,504	6,178	18,682
Income before provision for income taxes	3,792	2,582	6,374
Provision for income taxes	805	1,063	1,868
Net income	2,987	1,519	4,506
Less: net income attributable to the noncontrolling interest	156	—	156
Net income attributable to Northrim BanCorp, Inc.	$2,831	$1,519	$4,350

	Six Months Ended June 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,597	$760	$29,357
Interest expense	1,095	185	1,280
Net interest income	27,502	575	28,077
Provision for loan losses	700	—	700
Other operating income	6,813	11,801	18,614
Compensation expense - RML acquisition payments	174	—	174
Other operating expense	24,853	10,045	34,898
Income before provision for income taxes	8,588	2,331	10,919
Provision for income taxes	2,293	963	3,256
Net income	6,295	1,368	7,663
Less: net income attributable to the noncontrolling interest	249	—	249
Net income attributable to Northrim BanCorp, Inc.	$6,046	$1,368	$7,414

	Six Months Ended June 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,694	$842	$29,536
Interest expense	932	351	1,283
Net interest income	27,762	491	28,253
Provision for loan losses	903	—	903
Other operating income	6,763	14,206	20,969
Compensation expense - RML acquisition payments	817	—	817
Other operating expense	24,810	11,113	35,923
Income before provision for income taxes	7,995	3,584	11,579
Provision for income taxes	2,090	1,477	3,567
Net income	5,905	2,107	8,012
Less: net income attributable to the noncontrolling interest	286	—	286
Net income attributable to Northrim BanCorp, Inc.	$5,619	$2,107	$7,726

June 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,417,828	$75,377	$1,493,205
Loans held for sale	$—	$53,863	$53,863

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,459,950	$66,590	$1,526,540
Loans held for sale	$—	$43,596	$43,596

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

Update on Economic Conditions
In January of 2017 the Alaska Department of Labor predicted a loss of 7,500 jobs, or 2.3% in 2017. According to recent information published by the Alaska Department of Labor, preliminary data shows that employment in the Alaska economy was down an estimated 1.6%, or 5,500 jobs, in June of 2017 as compared to June 2016 as job losses in the oil and gas industry, construction, state government and professional and business services continue to be partially offset by growth in health care, federal and local government, and leisure and hospitality jobs. The Company expects mortgage originations to be lower in 2017 as compared to 2016. However, management believes that the Alaskan economic decline has been relatively moderate, and the slow and gradual nature of the contraction has helped Alaska businesses and consumers adapt to the changing economic environment.
We believe that despite relatively low oil prices, the oil and gas industry will continue to have a significant impact on the Alaskan economy mainly due to the large amount of proven oil resources in the state. For example, revised estimates of the oil reserves at the oil field at Prudhoe Bay have exceeded initial projections and that oil field is now the third-largest oil field in the U.S. by proved reserves. Additionally, 2016 was the first year in a decade that had increased oil production through the Trans Alaska Pipeline System ("TAPS"). If as expected, oil production through TAPS again increases in 2017, it would be the first time since 1988 where oil production through TAPS increased two consecutive years.

Regarding the housing market in Anchorage, the Alaska Dispatch News recently reported that the average price of a single-family home in Anchorage has remained stable from last year despite a large drop in housing inventory. Consequently, it appears to the Company that despite limited housing inventory and relatively low interest rates, housing prices are not rising.

According to the most recent report from Alaska Multiple Listing Service (the "AMLS"), the average home price in Anchorage was $365,836 for the first six months of 2017 (essentially unchanged from the same period last year), while the number of homes for sale in June 2017 was 865, down 16% from June 2016. Further, the AMLS reported that the total number of homes listed this year through June was 2,708, a drop of 12% from the first six months of 2016. According to the AMLS, housing inventory was artificially inflated in 2016 mostly as a result of the number of additional homes that became available as a result of the economic effects of Royal Dutch Shell abandoning its offshore oil exploration program in Alaska in 2015. Overall, the AMLS data states that homes sold in Anchorage through June in 2017 spent 53 days on the market, which is up from 48 days for the first half of 2016.
As anticipated, the Federal Open Market Committee raised the target range for the fed funds rate by 25 basis points from 1.00% to 1.25% in June 2017. The central bank reported that it now believes inflation will fall well short of its 2 percent target this year. The post-meeting statement said inflation "has declined recently" even as household spending has "picked up in recent months," the latter an upgrade from the May statement that said spending "rose only modestly." The statement also noted that inflation in the next 12 months "is expected to remain somewhat below 2 percent in the near term" but to stabilize. In addition to the rate hike, the committee said it will begin the process this year of reducing its balance sheet, which it expanded by buying bonds and other securities in order to fight the housing crisis.

Highlights and Summary of Performance - Second Quarter of 2017

•
The Company successfully converted its core banking system in May of 2017 which added other operating expenses of $633,000, or $0.09 per diluted share in the second quarter of 2017 and $764,000, or $0.11 per diluted share for the first six months of 2017. These one-time costs reduced both return on average equity and return on average assets by 33 basis points and 4 basis points, respectively, in the second quarter of 2017. For the first six months of 2017, these costs reduced both return on average equity and return on average assets by 40 basis points and 5 basis points, respectively. Despite these additional one-time costs, overall other operating expenses decreased in the three and six month periods ending June 30, 2017 as compared to the same periods in 2016.

•
Total revenues, which include net interest income plus other operating income, decreased 8% to $24.0 million in the second quarter of 2017 from total revenues of $25.9 million in the second quarter a year ago primarily due to lower mortgage banking income.

•
Net interest income increased 1% to $14.2 million in the second quarter of 2017, compared to $14.1 million in the quarter ended June 30, 2016 primarily due higher yields on portfolio investments and higher average balances in investments in the current quarter compared to the same quarter in 2016.

•
Northrim paid a quarterly cash dividend of $0.21 per share in June of 2017, compared to the $0.19 per share dividend paid in June 2016. The June 2017 dividend provided a yield of approximately 2.9% at current market share prices.

•	Book value per share increased 3% to $27.75 at the end of the second quarter of 2017 as compared to $27.07 at December 31, 2016.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at June 30, 2017, of 14.98%, compared to 14.54% at December 31, 2016.

The Company reported net income attributable to the Company and diluted earnings per share of $3.6 million and $0.51, respectively, for the second quarter of 2017 compared to net income and diluted earnings per share of $4.4 million and $0.63, respectively, for the second quarter of 2016. The Company reported net income and diluted earnings per share of $7.4 million and $1.06, respectively year to date as of June 30, 2017 compared to net income and diluted earnings per share of $7.7 million and $1.11, respectively, for the same period in 2016. The Company’s total assets were approximately $1.5 billion at both June 30, 2017 and December 31, 2016. Loans increased to $991.2 million at June 30, 2017 as compared to $975.0 million at December 31, 2016, mostly due to an increase in commercial loans in the first six month of 2017.
The Company's shareholders' equity to total assets was 12.84% and 12.23% at June 30, 2017 and December 31, 2016, respectively, reflecting the accumulation of earnings in excess of dividends paid to shareholders.
Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average assets	0.96%	1.17%	1.00%	1.04%
Return on average shareholders' equity	7.43%	9.42%	7.86%	8.53%
Dividend payout ratio	40.87%	30.37%	39.44%	34.13%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2017 increased $6.5 million, or 33% to $25.8 million as compared to $19.3 million at December 31, 2016. Other real estate owned ("OREO"), net of government guarantees, decreased $2.1 million to $4.3 million at June 30, 2017 as compared to $6.4 million at December 31, 2016 mostly as a result of the sale of various properties. Nonperforming loans, net of government guarantees increased $8.6 million during the first six months of 2017 primarily due to the movement of one $10.2 million commercial relationship to adversely classified and nonperforming status. Nonperforming purchased receivables were zero at both June 30, 2017 and December 31, 2016.
The following table summarizes OREO activity for the three and six month periods ending June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Balance, beginning of the period	$5,802	$2,702	$6,574	$3,053
Transfers from loans	167	—	167	—
Proceeds from the sale of other real estate owned	(1,668)	(66)	(2,315)	(477)
Gain on sale of other real estate owned, net	114	52	155	112
Impairment on other real estate owned	(100)	(130)	(266)	(130)
Balance at end of period	$4,315	$2,558	$4,315	$2,558
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2017, management had identified potential problem loans of $11.3 million as compared to potential problem loans of $18.2 million at December 31, 2016. The decrease in potential problem loans from December 31, 2016 to June 30, 2017 is primarily the result the removal of one $11.4 million commercial loan, which was removed from potential problem loans primarily due to the addition of a co-borrower for this loan. This decrease was partially offset by the addition of four commercial lending relationships totaling $4.9 million.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $5.7 million in loans classified as TDRs that were performing and $19.7 million in TDRs included in nonaccrual loans at June 30, 2017 for a total of approximately $25.4 million. At December 31, 2016 there were $6.1 million in loans classified as TDRs that were performing and $10.1 million in TDRs included in nonaccrual loans for a total of $16.2 million. The increase in TDRs at June 30, 2017 is primarily the result of the restructuring of one commercial loan in the second quarter of 2017. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the second quarter of 2017 decreased $761,000, or 17%, to $3.6 million as compared to $4.4 million for the same period in 2016. Net income attributable to the Company for the six months ended June 30, 2017 decreased $312,000, or 4%, to $7.4 million as compared to the same period in 2016. The decrease in net income attributable to the Company for the three and six month periods ending June 30, 2017 as compared to the same period of 2016 was primarily the result of lower mortgage banking income which was partially offset by lower other operating expenses.
Net Interest Income/Net Interest Margin
Net interest income for the second quarter of 2017 increased $165,000, or 1%, to $14.2 million as compared to $14.1 million for the second quarter in 2016. Net interest margin decreased 1 basis point to 4.20% in the second quarter of 2017 as compared to 4.21% in the second quarter of 2016. The increase in net interest income in the current quarter compared to the same quarter in 2016 was primarily the result of lower interest and fees on loans during the current quarter compared to the same quarter in 2016 being more than offset by higher yields on long-term portfolio investments and higher average balances in investments in the current quarter. Net interest income for the first half of 2017 decreased 1% to $28.1 million from $28.3 million in the same period in 2016. Net interest margin decreased 5 basis points to 4.17% in the first half of 2017 as compared to 4.22% in the first half of 2016. Changes in net interest margin in both the quarter and six months ended June 30, 2017 as compared to the same periods in the prior year are detailed below:

2Q17 vs. 2Q16
Nonaccrual interest adjustments	—%
Interest rates and loan fees	0.04%
Volume and mix of interest-earning assets	(0.05)%
Change in NIM	(0.01)%

YTD17 vs.YTD16
Nonaccrual interest adjustments	—%
Interest rates and loan fees	(0.01)%
Volume and mix of interest-earning assets	(0.04)%
Change in NIM	(0.05)%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2017 and 2016:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2017	2016	$	%	2017	2016	$	%	2017	2016	Change
Loans[1,2]	$969,051	$969,450	($399)	—%	$13,205	$13,241	($36)	—%	5.51%	5.54%	(0.03)%
Loans held for sale	40,906	48,826	(7,920)	(16)%	396	469	(73)	(16)%	3.88%	3.85%	0.03%

Short-term investments[3]	25,489	33,151	(7,662)	(23)%	64	41	23	56%	1.00%	0.49%	0.51%
Long-term investments[4]	325,515	293,716	31,799	11%	1,227	967	260	27%	1.65%	1.44%	0.21%
Total investments	351,004	326,867	24,137	7%	1,291	1,008	283	28%	1.61%	1.35%	0.26%
Interest-earning assets	1,360,961	1,345,143	15,818	1%	14,892	14,718	174	1%	4.45%	4.46%	(0.01)%
Nonearning assets	145,859	144,274	1,585	1%
Total	$1,506,820	$1,489,417	$17,403	1%

Interest-bearing demand	$213,832	$192,703	$21,129	11%	$3	$17	($14)	(82)%	0.03%	0.04%	(0.01)%
Savings deposits	250,277	232,566	17,711	8%	131	120	11	9%	0.10%	0.10%	—%
Money market deposits	240,603	242,821	(2,218)	(1)%	117	104	13	13%	0.09%	0.09%	—%
Time deposits	131,405	136,854	(5,449)	(4)%	200	238	(38)	(16)%	0.66%	0.70%	(0.04)%
Total interest-bearing deposits	836,117	804,944	31,173	4%	451	479	(28)	(6)%	0.22%	0.24%	(0.02)%
Borrowings	51,976	47,996	3,980	8%	197	160	37	23%	1.49%	1.30%	0.19%
Total interest-bearing liabilities	888,093	852,940	35,153	4%	648	639	9	1%	0.29%	0.30%	(0.01)%
Demand deposits and other noninterest-bearing liabilities	425,071	450,707	(25,636)	(6)%
Equity	193,656	185,770	7,886	4%
Total	$1,506,820	$1,489,417	$17,403	1%
Net interest income					$14,244	$14,079	$165	1%
Net interest margin									4.20%	4.21%	(0.01)%
Average loans to average interest-earning assets	71.20%	72.07%
Average loans to average total deposits	77.86%	78.49%
Average non-interest deposits to average total deposits	32.82%	34.83%
Average interest-earning assets to average interest-bearing liabilities	153.25%	157.71%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $889,000 and $817,000 in the second quarter of 2017 and 2016, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $15.7 million and $4.5 million in the second quarter of 2017 and 2016, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2017 and 2016.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($19)	($17)	($36)
Loans held for sale	(93)	20	(73)
Short-term investments	(6)	29	23
Long-term investments	111	149	260
Total interest income	($7)	$181	$174

Interest Expense:
Interest-bearing deposits	$27	($55)	($28)
Borrowings	14	23	37
Total interest expense	$41	($32)	$9

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2017 and 2016:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2017	2016	$	%	2017	2016	$	%	2017	2016	Change
Loans[1,2]	$969,768	$974,783	($5,015)	(1)%	$26,108	$26,650	($542)	(2)%	5.47%	5.54%	(0.07)%
Loans held for sale	37,688	43,495	(5,807)	(13)%	731	838	(107)	(13)%	3.91%	3.86%	0.05%

Short-term investments[3]	24,495	35,587	(11,092)	(31)%	112	88	24	27%	0.91%	0.49%	0.42%
Long-term investments[4]	324,639	292,662	31,977	11%	2,406	1,960	446	23%	1.62%	1.47%	0.15%
Total investments	349,134	328,249	20,885	6%	2,518	2,048	470	23%	1.58%	1.37%	0.21%
Interest-earning assets	1,356,590	1,346,527	10,063	1%	29,357	29,536	(179)	(1)%	4.43%	4.47%	(0.04)%
Nonearning assets	142,650	142,777	(127)	—%
Total	$1,499,240	$1,489,304	$9,936	1%

Interest-bearing demand	$202,978	$195,173	$7,805	4%	$19	$34	($15)	(44)%	0.03%	0.04%	(0.01)%
Savings deposits	248,557	231,526	17,031	7%	260	237	23	10%	0.10%	0.10%	—%
Money market deposits	241,395	242,219	(824)	0%	220	208	12	6%	0.09%	0.09%	—%
Time deposits	132,305	136,466	(4,161)	(3)%	397	471	(74)	(16)%	0.61%	0.69%	(0.08)%
Total interest-bearing deposits	825,235	805,384	19,851	2%	896	950	(54)	(6)%	0.22%	0.24%	(0.02)%
Borrowings	52,275	49,430	2,845	6%	384	333	51	15%	1.45%	1.32%	0.13%
Total interest-bearing liabilities	877,510	854,814	22,696	3%	1,280	1,283	(3)	—%	0.29%	0.30%	(0.01)%
Demand deposits and other noninterest-bearing liabilities	431,403	452,408	(21,005)	(5)%
Equity	190,327	182,082	8,245	5%
Total	$1,499,240	$1,489,304	$9,936	1%
Net interest income					$28,077	$28,253	($176)	(1)%
Net interest margin									4.17%	4.22%	(0.05)%
Average loans to average interest-earning assets	71.49%	72.39%
Average loans to average total deposits	78.35%	78.88%
Average non-interest deposits to average total deposits	33.33%	34.83%
Average interest-earning assets to average interest-bearing liabilities	154.60%	157.52%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.8 million in the first six months of 2017 and 2016, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $15.1 million and $4.1 million in the first six months of 2017 and 2016, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2017 and 2016.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($268)	($274)	($542)
Loans held for sale	(163)	56	(107)
Short-term investments	(14)	38	24
Long-term investments	230	216	446
Total interest income	($215)	$36	($179)

Interest Expense:
Interest-bearing deposits	$23	($77)	($54)
Borrowings	19	32	51
Total interest expense	$42	($45)	($3)

Provision for Loan Losses
The provision for loan losses was $300,000 for the second quarter of 2017 and $700,000 for the first half of 2017 compared to $200,000 and $903,000, respectively, in the same periods of 2016. While adversely classified loans and delinquencies improved slightly, nonperforming loan balances are elevated as compared to June 30, 2016. The allowance for loan losses to portfolio loans at the end of the second quarter of 2017 was 2.02% compared to 1.90% at June 30, 2016. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 5 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended June 30, 2017, decreased $2.1 million, or 18%, to $9.7 million as compared to the same period in 2016 and decreased 11% to $18.6 million in the first six months of 2017 compared to the same period in 2016 primarily due to a decrease in mortgage banking income in 2017. Decreased mortgage banking income was primarily the result of decreased mortgage production volume mainly resulting from the slowing of the Alaska economy.

Other Operating Expense
Other operating expense for the second quarter of 2017 decreased $903,000, or 5%, to $18.5 million as compared to the same period in 2016. The decrease was primarily due to a $687,000 decline in compensation payments related to the acquisition of RML mainly due to lower earnings from RML, as well as a $275,000 decrease in losses on the disposal of fixed assets. Other operating expense for the first half of 2017 decreased 5% to $35.1 million. This decrease was primarily due to a decline in compensation payments related to the acquisition of RML, reduced salaries and other personnel expenses in the first half of 2017 mostly as a result of lower medical and dental insurance claims during the period combined with several one-time items including lower than anticipated loan collection costs related to one commercial loan in the first quarter of 2017.
Income Taxes
The provision for income taxes for the three-month period ending June 30, 2017 decreased $413,000 or 22%, and decreased $311,000, or 9%, for the first half of 2017 as compared to the same periods in 2016 primarily due to decreases in pre-tax net income. The effective tax rate for the three-month period ending June 30, 2017 decreased to 28% from 29% for the three-month period ending June 30, 2016, and the effective tax rate for the first half of 2017 decreased to 30% from 31% for the six-month period ending June 30, 2016. The decrease in tax rate for the three and six-month periods ended June 30, 2017 was primarily due to increased tax credits as compared to 2016.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at June 30, 2017 decreased 10%, or $34.0 million, to $298.1 million from $332.1 million at December 31, 2016 as the Company reinvested proceeds from sales, maturities, and security calls in portfolio loans in the first half of 2017. The table below details portfolio investment balances by portfolio investment type:

	June 30, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$236,082	79.1%	$263,361	79.3%
Municipal securities	18,339	6.2%	19,056	5.7%
U.S. Agency mortgage-backed securities	1	0.0%	2	0.0%
Corporate bonds	35,055	11.8%	44,732	13.5%
Collateralized loan obligations	3,000	1.0%	—	—%
Preferred stock	5,643	1.9%	4,967	1.5%
Total portfolio investments	$298,120		$332,118

Loans and Lending Activities
Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending. This type of lending has generally provided us with market opportunities and higher net interest margins than other types of lending. However, it also involves greater risks, including greater exposure to changes in local economic conditions, than certain other types of lending.
Portfolio loans increased by $16.2 million, or 2%, to $991.2 million at June 30, 2017 from $975.0 million at December 31, 2016, primarily as a result of increased commercial loans. This increase was partially offset by decreased real estate term loans relating to owner occupied properties in 2017. Real estate construction one-to-four family loans, which are mostly residential housing construction loans dropped slightly to 2% of portfolio loans at June 30, 2017 from 3% at December 31, 2016.
The following table details loan balances by loan type as of the dates indicated:

	June 30, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$309,493	31.1%	$278,178	28.5%
Real estate construction one-to-four family	24,714	2.5%	26,061	2.7%
Real estate construction other	73,999	7.5%	72,159	7.4%
Real estate term owner occupied	139,475	14.1%	152,178	15.6%
Real estate term non-owner occupied	359,463	36.2%	356,601	36.6%
Real estate term other	42,199	4.3%	45,402	4.7%
Consumer secured by 1st deeds of trust	23,413	2.4%	23,589	2.4%
Consumer other	22,597	2.3%	25,281	2.6%
Subtotal	$995,353		$979,449
Less: Unearned origination fee,
net of origination costs	(4,144)	(0.4)%	(4,434)	(0.5)%
Total loans	$991,209		$975,015
Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $60.6 million, or approximately 6% of loans as of June 30, 2017 have direct exposure to the oil and gas industry as compared to $57.4 million, or approximately 6% of loans as of December 31, 2016. The Company has no loans to oil producers or exploration companies as of June 30, 2017 or December 31, 2016, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $4.9 million and $7.7 million at June 30, 2017 and December 31, 2016, respectively. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $61.2 million and $52.1 million at June 30, 2017 and December 31, 2016, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million as of June 30, 2017 and December 31, 2016, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2017
AQR Pass	$38,560	$—	$—	$9,808	$7,977	$—	$—	$—	$56,345
AQR Substandard	4,253	—	—	—	—	—	—	—	4,253
Total	$42,813	$—	$—	$9,808	$7,977	$—	$—	$—	$60,598
December 31, 2016
AQR Pass	$34,746	$—	$—	$10,120	$8,173	$—	$—	$—	$53,039
AQR Substandard	4,386	—	—	—	—	—	—	—	4,386
Total	$39,132	$—	$—	$10,120	$8,173	$—	$—	$—	$57,425

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of June 30, 2017 and December 31, 2016, 6% of net nonperforming loans, which totaled $21.5 million and $12.9 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the second quarter of 2017 was 0.01% as compared to 0.00% during the same period in 2016 and 0.07% during the first six months of 2017 as compared to 0.14% during the same period in 2016.
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

The unallocated portion of the Allowance as a percentage of the total Allowance was 7% at June 30, 2017 and December 31, 2016, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific Bancshares on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. Management assesses credit impairment for the loans that were acquired from Alaska Pacific Bancshares as part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. As of June 30, 2017, $930,000 of the original $141.5 million of purchased loans, or 0.66%, had migrated from pass grade loans to substandard loans. As of December 31, 2016, $617,000 of the original $141.5 million of purchased loans, or 0.44%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of June 30, 2017, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2016 or June 30, 2017. There was no Allowance related to acquired loans at June 30, 2017. As of June 30, 2017, the credit discounts related to acquired loans was $1.0 million.
The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$19,893	$18,183	$19,697	$18,153
Charge-offs:
Commercial	202	135	464	868
Real estate term other	5	—	5	—
Consumer other	—	—	17	1
Total charge-offs	207	135	486	869
Recoveries:
Commercial	71	135	144	193
Consumer secured by 1st deeds of trust	2	—	2	—
Consumer other	2	2	4	5
Total recoveries	75	137	150	198
Net, charge-offs	132	(2)	336	671
Provision for loan losses	300	200	700	903
Balance at end of period	$20,061	$18,385	$20,061	$18,385
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

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $33.3 million, or 3%, to $1.234 billion at June 30, 2017 from $1.267 billion at December 31, 2016. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2017		December 31, 2016
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$395,310	32%	$449,206	36%
Interest-bearing demand	231,073	19%	201,349	16%
Savings deposits	249,275	20%	241,088	19%
Money market deposits	231,780	19%	244,295	19%
Time deposits	126,872	10%	131,715	10%
Total deposits	$1,234,310		$1,267,653
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits June 30, 2017 and December 31, 2016, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2017, the Company had $126.9 million in certificates of deposit as compared to certificates of deposit of $131.7 million at December 31, 2016. At June 30, 2017, $92.4 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $97.6 million, or 74%, of total certificates of deposit at December 31, 2016. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2017 and December 31, 2016, was $82.4 million and $85.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2017:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$30,587	37%
Over 3 through 6 months	14,616	18%
Over 6 through 12 months	16,029	19%
Over 12 months	21,197	26%
Total	$82,429	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2017 or December 31, 2016.
Borrowings
FHLB. Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At June 30, 2017, our maximum borrowing line from the FHLB was $518.8 million, approximating 35% of eligible Bank assets, subject to the FHLB's collateral requirements. The Company has outstanding FHLB advances totaling $4.3 million as of both June 30, 2017 and December 31, 2016, which are included in borrowings. These advances were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance that has an eighteen year term with a 30 year amortization period and a fixed interest rate of 3.12%, that mirrors the term of the loan made to the borrower. The other advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period and a fixed interest rate of 2.61%, that mirrors the term of the loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $24.4 million and $27.6 million, for June 30, 2017 and December 31, 2016, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending June 30, 2017 and 2016 was $27.9 million and $26.4 million, respectively, and $28.2 million and $26.8 million, respectively, during the six month periods ending June 30, 2017 and 2016. The maximum outstanding at any month-end was $27.8 million and $27.5 million, respectively, during the three month periods ending June 30, 2017 and 2016 and $31.8 and $28.2 million, respectively for the six month periods ending June 30, 2017 and 2016. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% for both the three and six month periods ended June 30, 2017 and 2016. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

At June 30, 2017 and December 31, 2016, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $222.1 million and $227.4 million at June 30, 2017 and December 31, 2016, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of June 30, 2017 and December 31, 2016, respectively.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2017 were $250.9 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2017 were $1.234 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $3.9 million for the first six months of 2017 primarily due to cash used in connection with the origination of loans held for sale being partially offset by cash proceeds received in the connection with net sales of loans held for sale. Net cash provided by investing activities was $18.8 million for the same period, primarily due to cash provided by the proceeds from calls, sales, and maturities of available for sale securities being only partially offset by purchases of investment securities available for sale and loan fundings. Net cash used by financing activities was $39.7 million, primarily due to a decrease in deposits and a decrease in securities sold under repurchase agreements.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2017, our funds available for borrowing under our existing lines of credit were $590.2 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 12,789 shares of its common stock in the first six months of 2017 and did not repurchase any shares of its common stock under the Company’s publicly announced repurchase program. At June 30, 2017, the Company had 6,910,679 shares of its common stock outstanding.

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
The requirements address both risk-based capital and leverage capital. At June 30, 2017, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.
The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of June 30, 2017.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2017
Total risk-based capital	8.00%	10.00%	16.23%	14.16%
Tier 1 risk-based capital	6.00%	8.00%	14.98%	12.91%
Common equity tier 1 capital	4.50%	6.50%	13.60%	12.91%
Leverage ratio	4.00%	5.00%	12.97%	11.16%
December 31, 2016
Total risk-based capital	8.00%	10.00%	15.80%	14.33%
Tier 1 risk-based capital	6.00%	8.00%	14.54%	13.07%
Common equity tier 1 capital	4.50%	6.50%	13.20%	13.07%
Leverage ratio	4.00%	5.00%	12.59%	11.30%

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
The Company announced in July that it intends to redeem the $8 million in trust preferred securities held at Northrim Capital Trust 1 in August 2017. This liability bears interest at a floating rate of 90-day LIBOR plus 3.15%, became callable in 2008 and has a final maturity of May 15, 2033. In 2016, total interest expense on this debt was $310,000. For the first six months of 2017, interest expense on this debt was $169,000.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of June 30, 2017 and December 31, 2016, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $250.9 million and $236.6 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $80.1 million and $62.4 million,as of June 30, 2017 and December 31, 2016, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $122,000 at both June 30, 2017 and December 31, 2016, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company entered into a contract with a new core banking systems vendor in the third quarter of 2016. Conversion to the new system successfully occurred in the second quarter of 2017. Operating costs for the new system are expected to remain relatively consistent with current operating costs; however, the Company incurred one-time costs of $633,000 in the second quarter of 2017 and $764,000 in the first half of 2017 related to the core conversion. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during the second quarter of 2017.
At June 30, 2017 the Company has capital commitments of $271,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the third quarter of 2017.
The Company announced in July that we intend to redeem the $8 million in trust preferred securities held at northrim Capital Trust I in August 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2017 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2017, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors have not materially changed as of June 30, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the six months ending June 30, 2017.
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
NORTHRIM BANCORP, INC.

August 8, 2017	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 8, 2017	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)