Form 10-Q
period 2017-09-30
NORTHRIM BANCORP INC
filed 2017-11-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 7, 2017 was 6,853,334.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$13,960	$34,485
Interest bearing deposits in other banks	73,309	16,066

Investment securities available for sale, at fair value	270,351	331,219
Investment securities held to maturity, at amortized cost	897	899
Total portfolio investments	271,248	332,118

Investment in Federal Home Loan Bank stock	2,116	1,965

Loans held for sale	59,214	43,596

Loans	989,253	975,015
Allowance for loan losses	(21,464)	(19,697)
Net loans	967,789	955,318
Purchased receivables, net	12,930	20,491
Other real estate owned, net	3,505	6,574
Premises and equipment, net	40,046	39,318
Mortgage servicing rights, at fair value	6,181	4,157
Goodwill	15,017	15,017
Other intangible assets, net	1,228	1,307
Other assets	56,798	56,128
Total assets	$1,523,341	$1,526,540
LIABILITIES
Deposits:
Demand	$426,946	$449,206
Interest-bearing demand	240,274	201,349
Savings	251,266	241,088
Money market	233,768	244,295
Certificates of deposit less than $250,000	73,794	86,053
Certificates of deposit $250,000 and greater	32,269	45,662
Total deposits	1,258,317	1,267,653
Securities sold under repurchase agreements	31,084	27,607
Borrowings	7,387	4,338
Junior subordinated debentures	10,310	18,558
Other liabilities	21,816	21,672
Total liabilities	1,328,914	1,339,828
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,852,338 and 6,897,890 shares issued and outstanding at September 30, 2017 and December 31, 2016	6,852	6,898
Additional paid-in capital	61,681	62,952
Retained earnings	125,620	117,141
Accumulated other comprehensive income (loss)	274	(397)
Total Northrim BanCorp shareholders' equity	194,427	186,594
Noncontrolling interest	—	118
Total shareholders' equity	194,427	186,712
Total liabilities and shareholders' equity	$1,523,341	$1,526,540
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans and loans held for sale	$14,341	$13,866	$41,180	$41,354
Interest on investment securities available for sale	1,043	930	3,417	2,863
Interest on investment securities held to maturity	17	14	49	41
Interest on deposits in other banks	118	50	230	138
Total Interest Income	15,519	14,860	44,876	44,396
Interest Expense
Interest expense on deposits	429	473	1,325	1,423
Interest expense on securities sold under agreements to repurchase	9	7	25	22
Interest expense on borrowings	54	36	130	107
Interest expense on junior subordinated debentures	110	131	402	378
Total Interest Expense	602	647	1,882	1,930
Net Interest Income	14,917	14,213	42,994	42,466
Provision for loan losses	2,500	652	3,200	1,555
Net Interest Income After Provision for Loan Losses	12,417	13,561	39,794	40,911
Other Operating Income
Mortgage banking income	6,219	8,341	18,020	22,547
Gain on sale of Northrim Benefits Group	4,443	—	4,443	—
Employee benefit plan income	609	999	2,506	2,899
Purchased receivable income	752	579	2,217	1,644
Bankcard fees	603	687	1,789	1,995
Service charges on deposit accounts	406	516	1,254	1,525
Gain (loss) on sale of securities, net	(3)	—	11	(11)
Other income	765	813	2,168	2,305
Total Other Operating Income	13,794	11,935	32,408	32,904
Other Operating Expense
Salaries and other personnel expense	11,115	12,158	33,750	35,420
Occupancy expense	1,706	1,567	4,991	4,872
Data processing expense	1,448	1,207	4,095	3,586
Marketing expense	332	500	1,733	1,853
Professional and outside services	674	675	1,908	2,017
Insurance expense	475	265	922	844
OREO expense, net rental income and gains on sale	(44)	(32)	216	70
Loss on disposal of premises and equipment	—	6	3	365
Intangible asset amortization expense	26	35	79	106
Compensation expense - RML acquisition payments	149	3,250	323	4,067
Other operating expense	1,749	1,555	4,682	4,726
Total Other Operating Expense	17,630	21,186	52,702	57,926
Income Before Provision for Income Taxes	8,581	4,310	19,500	15,889
Provision for income taxes	2,980	1,027	6,236	4,594
Net Income	5,601	3,283	13,264	11,295
Less: Net income attributable to the noncontrolling interest	78	188	327	474
Net Income Attributable to Northrim BanCorp, Inc.	$5,523	$3,095	$12,937	$10,821
Earnings Per Share, Basic	$0.80	$0.45	$1.88	$1.57
Earnings Per Share, Diluted	$0.79	$0.44	$1.85	$1.55
Weighted Average Shares Outstanding, Basic	6,872,273	6,882,482	6,897,577	6,878,921
Weighted Average Shares Outstanding, Diluted	6,959,035	6,973,354	6,983,778	6,968,557
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net income	$5,601	$3,283	$13,264	$11,295
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$197	($148)	$884	$1,644
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of ($1) and $0 for the third quarter of 2017 and
2016, respectively and $5 and ($5) or the nine months ended
September 30, 2017 and 2016, respectively	2	—	(6)	6
Derivatives and hedging activities:
Unrealized gains arising during the period	127	—	127	—
Income tax (expense) benefit related to unrealized gains and losses	(80)	43	(334)	(601)
Other comprehensive income (loss), net of tax	246	(105)	671	1,049
Comprehensive income	5,847	3,178	13,935	12,344
Less: comprehensive income attributable to the noncontrolling interest	78	188	327	474
Comprehensive income attributable to Northrim BanCorp, Inc.	$5,769	$2,990	$13,608	$11,870

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2016	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Write-off of deferred tax assets in excess of tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Twelve Months Ended December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712

Cash dividend declared	—	—	—	(4,458)	—	—	(4,458)
Stock-based compensation expense	—	—	435	—	—	—	435
Exercise of stock options and vesting of restricted stock units, net	13	13	(157)	—	—	—	(144)
Treasury stock buy-back	(59)	(59)	(1,549)	—	—	—	(1,608)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	671	—	671
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	12,937	—	—	12,937
Nine Months Ended September 30, 2017	6,852	$6,852	$61,681	$125,620	$274	$—	$194,427

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Operating Activities:
Net income	$13,264	$11,295
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Gain) loss on sale of securities, net	(11)	11
Gain on sale of Northrim Benefits Group	(4,443)	—
Loss on disposal of premises and equipment	3	365
Depreciation and amortization of premises and equipment	2,042	1,800
Amortization of software	184	123
Intangible asset amortization	79	106
Amortization of investment security premium, net of discount accretion	172	3
Deferred tax liability	617	(251)
Stock-based compensation	435	531
Excess tax expense from share-based payment arrangements	—	35
Deferral of loan fees and costs, net	(459)	(204)
Provision for loan losses	3,200	1,555
Reserve (recovery) for purchased receivables	29	(18)
Gain on sale of loans	(13,929)	(19,426)
Proceeds from the sale of loans held for sale	419,783	560,092
Origination of loans held for sale	(421,472)	(566,565)
Gain on sale of other real estate owned	(369)	(239)
Impairment on other real estate owned	340	187
Net changes in assets and liabilities:
Increase in accrued interest receivable	(396)	(54)
(Increase) decrease in other assets	(3,483)	3,926
Decrease in other liabilities	(40)	(10,944)
Net Cash Used by Operating Activities	(4,454)	(17,672)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(16,283)	(90,412)
Purchases of FHLB stock	(3,665)	(151)
Proceeds from sales/calls/maturities of securities available for sale	77,865	82,812
Proceeds from redemption of FHLB stock	3,514	2
Decrease (increase) in purchased receivables, net	7,532	(2,156)
Increase in loans, net	(15,379)	(16,515)
Proceeds from sale of other real estate owned	3,265	793
Investment in other real estate owned	—	(311)
Proceeds from the sale of Northrim Benefits Group	4,625	—
Proceeds from sale of premises and equipment	116	1,379
Purchases of premises and equipment	(2,889)	(2,429)
Net Cash Provided (Used) by Investing Activities	58,701	(26,988)
Financing Activities:
Increase (decrease) increase in deposits	(9,337)	37,574
Increase (decrease) in securities sold under repurchase agreements	3,477	(3,719)
Increase in borrowings	3,049	2,230
Distributions to noncontrolling interest	(445)	(205)
Repayment of junior subordinated debentures	(8,248)	—
Repurchase of common stock	(1,608)	—
Excess tax benefits from share-based payment arrangements	—	(35)
Cash dividends paid	(4,417)	(3,992)

Net Cash (Used) Provided by Financing Activities	(17,529)	31,853
Net Change in Cash and Cash Equivalents	36,718	(12,807)
Cash and Cash Equivalents at Beginning of Period	50,551	58,673
Cash and Cash Equivalents at End of Period	$87,269	$45,866

Supplemental Information:
Income taxes paid	$7,764	$4,412
Interest paid	$1,821	$1,823
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$6,809
Transfer of loans to other real estate owned	$167	$201
Cash dividends declared but not paid	$41	$39

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and consolidates their balance sheets and income statement into its financial statements. The Company owned a 50.1% interest in Northrim Benefits Group, LLC ("NBG") through August 14, 2017. and consolidates NBG's balance sheets and income statements into its financial statements through the date of the sale on August 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2017, are not necessarily indicative of the results anticipated for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017, and will be applied prospectively to an award modified on or after the adoption date. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU 2017-12”). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and all transition requirements and elections must be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

2. Cash and Cash Equivalents
The Company is required to maintain a $3.6 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $200,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

3. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$209,745	$63	$708	$209,100
Municipal securities	17,266	128	28	17,366
Corporate bonds	34,638	444	—	35,082
Collateralized loan obligations	3,000	2	—	3,002
Preferred stock	5,421	391	11	5,801
Total securities available for sale	$270,070	$1,028	$747	$270,351
Securities held to maturity
Municipal securities	$897	$—	$1	$896
Total securities held to maturity	$897	$—	$1	$896
December 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$264,267	$150	$1,056	$263,361
Municipal securities	18,184	26	53	18,157
U.S. Agency mortgage-backed securities	2	—	—	2
Corporate bonds	44,437	295	—	44,732
Preferred stock	4,922	49	4	4,967
Total securities available for sale	$331,812	$520	$1,113	$331,219
Securities held to maturity
Municipal securities	$899	$23	$—	$922
Total securities held to maturity	$899	$23	$—	$922

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$74,192	$157	$92,878	$551	$167,070	$708
Municipal Securities	1,344	7	3,014	21	4,358	28
Preferred Stock	1,030	11	—	—	1,030	11
Total	$76,566	$175	$95,892	$572	$172,458	$747
Securities Held to Maturity
Municipal Securities	$856	$1	$—	$—	$856	$1
Total	$856	$1	$—	$—	$856	$1

December 31, 2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$180,638	$1,051	$489	$5	$181,127	$1,056
Municipal Securities	11,533	33	1,786	20	13,319	53
Preferred Stock	—	—	1,038	4	1,038	4
Total	$192,171	$1,084	$3,313	$29	$195,484	$1,113

The unrealized losses on investments in U.S. treasury and government sponsored entities, preferred stock, and municipal securities in both periods were caused by changes in interest rates. At September 30, 2017 and December 31, 2016, respectively, there were 14 and 34 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were 13 and 4 securities as of September 30, 2017 and December 31, 2016, respectively, that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2017 and December 31, 2016, $50.4 million and $50.9 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities and preferred stock at September 30, 2017, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$103,060	$102,929	1.03%
1-5 years	106,685	106,171	1.33%
Total	$209,745	$209,100	1.18%
Corporate bonds
Within 1 year	$4,501	$4,513	1.84%
1-5 years	21,704	21,957	1.89%
5-10 years	8,433	8,612	2.32%
Total	$34,638	$35,082	1.99%
Collateralized loan obligations
Over 10 years	$3,000	$3,002	3.04%
Total	$3,000	$3,002	3.04%
Preferred stock
Over 10 years	$5,421	$5,801	6.37%
Total	$5,421	$5,801	6.37%
Municipal securities
Within 1 year	$3,904	$3,911	1.37%
1-5 years	12,770	12,873	2.26%
5-10 years	1,489	1,478	4.78%
Total	$18,163	$18,262	2.27%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and nine months ending September 30, 2017 and 2016, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended September 30, 2017
Available for sale securities	$14,996	$—	$3
Nine Months Ended September 30, 2017
Available for sale securities	$25,006	$14	$3
Nine Months Ended September 30, 2016
Available for sale securities	$5,785	$12	$23

A summary of interest income for the nine months ending September 30, 2017 and 2016, on available for sale investment securities is as follows:

(In Thousands)	2017	2016
US Treasury and government sponsored entities	$2,255	$1,979
U.S. Agency mortgage-backed securities	—	4
Other	881	667
Total taxable interest income	$3,136	$2,650
Municipal securities	$281	$213
Total tax-exempt interest income	$281	$213
Total	$3,417	$2,863

4.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on our asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2017
AQR Pass	$285,057	$27,543	$83,884	$125,600	$333,382	$40,688	$22,181	$21,349	$939,684
AQR Special Mention	3,141	—	—	2,124	11,004	—	380	231	16,880
AQR Substandard	27,314	—	—	7,329	582	638	772	29	36,664
Subtotal	$315,512	$27,543	$83,884	$135,053	$344,968	$41,326	$23,333	$21,609	$993,228
Less: Unearned origination fees, net of origination costs									(3,975)
Total loans									$989,253
December 31, 2016
AQR Pass	$257,639	$26,061	$72,159	$135,359	$355,903	$44,733	$22,568	$25,151	$939,573
AQR Special Mention	1,950	—	—	57	—	—	501	78	2,586
AQR Substandard	18,589	—	—	16,762	698	669	520	52	37,290
Subtotal	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Less: Unearned origination fees, net of origination costs									(4,434)
Total loans									$975,015
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $22.5 million and $12.5 million at September 30, 2017 and December 31, 2016, respectively. Nonaccrual loans at the periods indicated, by segment, are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
September 30, 2017
Commercial	$—	$—	$4,853	$17,727	$22,580
Real estate term owner occupied	—	—	1,331	—	1,331
Consumer secured by 1st deeds of trust	—	—	380	—	380
Consumer other	—	—	26	—	26
Total nonperforming loans	—	—	6,590	17,727	24,317
Government guarantees on nonaccrual loans	—	—	(1,477)	(346)	(1,823)
Net nonaccrual loans	$—	$—	$5,113	$17,381	$22,494
December 31, 2016
Commercial	$8,750	$—	$4,208	$542	$13,500
Real estate term owner occupied	—	—	—	29	29
Real estate term non-owner occupied	—	—	—	197	197
Consumer secured by 1st deeds of trust	—	—	167	—	167
Total nonperforming loans	8,750	—	4,375	768	13,893
Government guarantees on nonaccrual loans	—	—	(1,413)	—	(1,413)
Net nonaccrual loans	$8,750	$—	$2,962	$768	$12,480

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
September 30, 2017
Commercial	$1,640	$258	$214	$2,112	$22,580	$290,820	$315,512
Real estate construction one-to-four family	—	—	—	—	—	27,543	27,543
Real estate construction other	367	—	—	367	—	83,517	83,884
Real estate term owner occupied	4,426	—	—	4,426	1,331	129,296	135,053
Real estate term non-owner occupied	—	—	—	—	—	344,968	344,968
Real estate term other	—	—	—	—	—	41,326	41,326
Consumer secured by 1st deed of trust	4	—	—	4	380	22,949	23,333
Consumer other	345	—	—	345	26	21,238	21,609
Subtotal	$6,782	$258	$214	$7,254	$24,317	$961,657	$993,228
							(3,975)
Total							$989,253
December 31, 2016
Commercial	$—	$141	$404	$545	$13,500	$264,133	$278,178
Real estate construction one-to-four family	—	—	—	—	—	26,061	26,061
Real estate construction other	—	—	—	—	—	72,159	72,159
Real estate term owner occupied	887	—	—	887	29	151,262	152,178
Real estate term non-owner occupied	—	—	—	—	197	356,404	356,601
Real estate term other	—	—	—	—	—	45,402	45,402
Consumer secured by 1st deed of trust	390	518	—	908	167	22,514	23,589
Consumer other	171	80	52	303	—	24,978	25,281
Subtotal	$1,448	$739	$456	$2,643	$13,893	$962,913	$979,449
							(4,434)
Total							$975,015

Impaired Loans: The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan’s collateral.  Nonperforming loans with an outstanding balance of $50,000 or greater are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors.

At September 30, 2017 and December 31, 2016, the recorded investment in loans that are considered to be impaired was $39.7 million and $38.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2017
With no related allowance recorded
Commercial - AQR special mention	$96	$96	$—
Commercial - AQR substandard	17,380	18,889	—
Real estate term owner occupied- AQR substandard	7,300	7,300	—
Real estate term non-owner occupied- AQR pass	325	325	—
Real estate term non-owner occupied- AQR substandard	577	577	—
Real estate term other - AQR pass	576	576	—
Real estate term other - AQR substandard	638	638	—
Consumer secured by 1st deeds of trust - AQR special mention	138	138	—
Consumer secured by 1st deeds of trust - AQR substandard	726	811	—
Subtotal	$27,756	$29,350	$—

With an allowance recorded
Commercial - AQR special mention	$2,078	$2,078	$10
Commercial - AQR substandard	9,888	9,888	1,504
Subtotal	$11,966	$11,966	$1,514

Total
Commercial - AQR special mention	$2,174	$2,174	$10
Commercial - AQR substandard	27,268	28,777	1,504
Real estate term owner-occupied - AQR substandard	7,300	7,300	—
Real estate term non-owner occupied - AQR pass	325	325	—
Real estate term non-owner occupied - AQR substandard	577	577	—
Real estate term other - AQR pass	576	576	—
Real estate term other - AQR substandard	638	638	—
Consumer secured by 1st deeds of trust - AQR special mention	138	138	—
Consumer secured by 1st deeds of trust - AQR substandard	726	811	—
Total	$39,722	$41,316	$1,514

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	9,213	9,893	—
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Subtotal	$29,435	$30,131	$—

With an allowance recorded
Commercial - AQR substandard	$9,221	$9,221	$614
Subtotal	$9,221	$9,221	$614

Total
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	18,434	19,114	614
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR special mention	669	669	—
Consumer secured by 1st deeds of trust - AQR pass	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Total	$38,656	$39,352	$614

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2017 and 2016, respectively:

Three Months Ended September 30,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$97	$—	$150	$6
Commercial - AQR substandard	18,125	72	19,681	428
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner occupied- AQR pass	—	—	256	10
Real estate term owner occupied- AQR substandard	7,345	114	16,787	466
Real estate term non-owner occupied- AQR pass	346	6	434	36
Real estate term non-owner occupied- AQR substandard	580	9	210	—
Real estate term other - AQR pass	585	10	653	23
Real estate term other - AQR substandard	641	11	—	—
Consumer secured by 1st deeds of trust - AQR special mention	139	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	771	5	844	12
Subtotal	$28,629	$230	$40,927	$981

With an allowance recorded
Commercial - AQR special mention	$2,083	$3	$—	$—
Commercial - AQR substandard	10,056	4	$—	$—
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Subtotal	$12,139	$7	$3,972	$—

Total
Commercial - AQR special mention	$2,180	$3	$150	$6
Commercial - AQR substandard	28,181	76	19,681	428
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner-occupied - AQR pass	—	—	256	10
Real estate term owner-occupied - AQR substandard	7,345	114	16,787	466
Real estate term non-owner occupied - AQR pass	346	6	434	36
Real estate term non-owner occupied - AQR substandard	580	9	210	—
Real estate term other - AQR pass	585	10	653	23
Real estate term other - AQR substandard	641	11	—	—
Consumer secured by 1st deeds of trust - AQR special mention	139	3	—	—
Consumer secured by 1st deeds of trust - AQR substandard	771	5	844	12
Total Impaired Loans	$40,768	$237	$44,899	$981

Nine Months Ended September 30,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$49	$1	$153	$12
Commercial - AQR substandard	20,363	405	18,660	801
Real estate construction one-to-four family - AQR substandard	—	—	1,319	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner occupied- AQR pass	82	5	420	29
Real estate term owner occupied- AQR substandard	6,257	260	16,491	934
Real estate term non-owner occupied- AQR pass	367	38	455	73
Real estate term non-owner occupied- AQR substandard	654	38	223	—
Real estate term other - AQR pass	604	32	623	47
Real estate term other - AQR special mention	—	—	58	4
Real estate term other - AQR substandard	652	34	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	50	2
Consumer secured by 1st deeds of trust - AQR special mention	141	10	—	—
Consumer secured by 1st deeds of trust - AQR substandard	506	13	600	20
Consumer other - AQR substandard	17	1	—	—
Subtotal	$29,692	$837	$40,964	$1,922

With an allowance recorded
Commercial - AQR special mention	$702	$3	$—	$—
Commercial - AQR substandard	7,979	4	197	$—
Real estate construction one-to-four family - AQR substandard	—	—	2,653	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	97	—
Subtotal	$8,681	$7	$2,947	$—

Total
Commercial - AQR special mention	$751	$4	$153	$12
Commercial - AQR substandard	28,342	409	18,857	801
Real estate construction one-to-four family - AQR substandard	—	—	3,972	—
Real estate construction other - AQR substandard	—	—	1,912	—
Real estate term owner-occupied - AQR pass	82	5	420	29
Real estate term owner-occupied - AQR substandard	6,257	260	16,491	934
Real estate term non-owner occupied - AQR pass	367	38	455	73
Real estate term non-owner occupied - AQR substandard	654	38	223	—
Real estate term other - AQR pass	604	32	623	47
Real estate term other - AQR special mention	—	—	58	4
Real estate term other - AQR substandard	652	34	—	—
Consumer secured by 1st deeds of trust - AQR pass	—	—	50	2
Consumer secured by 1st deeds of trust - AQR special mention	141	10	—	—
Consumer secured by 1st deeds of trust - AQR substandard	506	13	697	20
Consumer other - AQR substandard	17	1	—	—
Total Impaired Loans	$38,373	$844	$43,911	$1,922

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of September 30, 2017 is $942,000.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $26.0 million and $16.2 million at September 30, 2017 and December 31, 2016, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2017 and restructured loans that occurred prior to 2017 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR special mention	$2,078	$—	$2,078
Commercial - AQR substandard	205	9,099	9,304
Subtotal	$2,283	$9,099	$11,382
Existing Troubled Debt Restructurings	$5,404	$9,182	$14,586
Total	$7,687	$18,281	$25,968
The following table presents newly restructured loans that occurred during the nine months ended September 30, 2017, by concession (terms modified):

		September 30, 2017
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,078	$—	$—	$2,078
Commercial - AQR substandard	2	—	10,665	210	—	10,875
Total	3	$—	$12,743	$210	$—	$12,953
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,078	$—	$—	$2,078
Commercial - AQR substandard	2	—	9,099	205	—	9,304
Total	3	$—	$11,177	$205	$—	$11,382
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $731,000 charge offs in the nine months ended September 30, 2017 on loans that were later classified as TDRs.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were four TDRs with specific impairment at September 30, 2017 and four TDRs with specific impairment at December 31, 2016, respectively.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending September 30, 2017 and December 31, 2016, respectively.

5.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Charge-Offs	(1,118)	—	—	—	—	—	(85)	—	—	(1,203)
Recoveries	102	—	—	—	—	—	—	4	—	106
Provision (benefit)	2,210	79	261	(10)	(60)	10	93	(2)	(81)	2,500
Balance, end of period	$7,016	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$21,464
Balance, end of period:
Individually evaluated
for impairment	$1,514	$—	$—	$—	$—	$—	$—	$—	$—	$1,514
Balance, end of period:
Collectively evaluated
for impairment	$5,502	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$19,950
2016
Balance, beginning of period	$5,867	$892	$1,097	$2,285	$5,298	$670	$346	$420	$1,510	$18,385
Charge-Offs	—	—	—	—	—	—	(22)	—	—	(22)
Recoveries	450	—	—	—	—	—	—	14	—	464
Provision (benefit)	(278)	306	312	314	103	73	2	(28)	(152)	652
Balance, end of period	$6,039	$1,198	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$19,479
Balance, end of period:
Individually evaluated
for impairment	$—	$535	$—	$—	$—	$—	$—	$—	$—	$535
Balance, end of period:
Collectively evaluated
for impairment	$6,039	$663	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$18,944

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(1,582)	—	—	—	—	(5)	(85)	(17)	—	(1,689)
Recoveries	246	—	—	—	—	—	2	8	—	256
Provision (benefit)	2,817	50	313	(14)	162	(30)	105	(35)	(168)	3,200
Balance, end of period	$7,016	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$21,464
Balance, end of period:
Individually evaluated
for impairment	$1,514	$—	$—	$—	$—	$—	$—	$—	$—	$1,514
Balance, end of period:
Collectively evaluated
for impairment	$5,502	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$19,950
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(868)	—	—	—	—	—	(22)	(1)	—	(891)
Recoveries	643	—	—	—	—	—	—	19	—	662
Provision (benefit)	358	344	(30)	942	(114)	115	84	(9)	(135)	1,555
Balance, end of period	$6,039	$1,198	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$19,479
Balance, end of period:
Individually evaluated
for impairment	$—	$535	$—	$—	$—	$—	$—	$—	$—	$535
Balance, end of period:
Collectively evaluated
for impairment	$6,039	$663	$1,409	$2,599	$5,401	$743	$326	$406	$1,358	$18,944

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2017
Balance, end of period	$315,512	$27,543	$83,884	$135,053	$344,968	$41,326	$23,333	$21,609	$993,228
Balance, end of period:
Individually evaluated
for impairment	$29,442	$—	$—	$7,300	$902	$1,214	$864	$—	$39,722
Balance, end of period:
Collectively evaluated
for impairment	$286,070	$27,543	$83,884	$127,753	$344,066	$40,112	$22,469	$21,609	$953,506
December 31, 2016
Balance, end of period	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Balance, end of period:
Individually evaluated
for impairment	$18,657	$—	$—	$16,946	$1,084	$1,302	$615	$52	$38,656
Balance, end of period:
Collectively evaluated
for impairment	$259,521	$26,061	$72,159	$135,232	$355,517	$44,100	$22,974	$25,229	$940,793

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2017
Individually evaluated for impairment:
AQR Special Mention	$10	$—	$—	$—	$—	$—	$—	$—	$—	$10
AQR Substandard	1,504	—	—	—	—	—	—	—	—	1,504
Collectively: evaluated for impairment:
AQR Pass	5,464	600	1,778	2,280	6,634	784	331	356	—	18,227
AQR Special Mention	37	—	—	64	381	—	4	7	—	493
AQR Substandard	1	—	—	—	—	—	—	1	—	2
Unallocated	—	—	—	—	—	—	—	—	1,228	1,228
	$7,016	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$21,464
December 31, 2016
Individually evaluated for impairment:
AQR Substandard	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Collectively: evaluated for impairment:
AQR Pass	4,867	550	1,465	2,358	6,853	819	310	406	—	17,628
AQR Special Mention	51	—	—	—	—	—	3	2	—	56
AQR Substandard	3	—	—	—	—	—	—	—	—	3
Unallocated	—	—	—	—	—	—	—	—	1,396	1,396
	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697

6. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2017, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2017 or December 31, 2016, respectively, and there were no restructured purchased receivables at September 30, 2017 or December 31, 2016.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2017, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2017	December 31, 2016
Purchased receivables	$13,130	$20,662
Reserve for purchased receivable losses	(200)	(171)
Total	$12,930	$20,491

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine month periods ending September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$194	$163	$171	$181
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Reserve for (recovery from) purchased receivables	6	—	29	(18)
Balance at end of period	$200	$163	$200	$163

The Company did not record any charge-offs in the first nine months of 2017 and 2016, respectively.

7.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 and $301,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of September 30, 2017 and December 31, 2016, respectively.
The Company had interest rate swaps with an aggregate notional amount of $13.0 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the notional amount of interest rate swaps is made up of one variable to fixed rate swap to a commercial loan customer totaling $6.5 million, and one fixed to variable rate swap with a counterparty totaling $6.5 million. Changes in fair value from these two interest rate swaps offset each other in the first nine months of 2017. The Company recognized $26,000 in fee income related to interest rate swaps in the nine month period ending September 30, 2017 and did not recognize any fee income in the nine month period ending September 30, 2016. Interest rate swap income is recorded in other income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 2.69% as of September 30, 2017. The Company pledged $300,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2017. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $127,000 as of September 30, 2017.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $68.6 million and $62.4 million at September 30, 2017 and December 31, 2016, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income. None of these derivatives as designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2017 and December 31, 2016:

(In Thousands)	Asset Derivatives
		September 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$34	$71
Interest rate lock commitments	Other assets	1,508	1,137
Total		$1,542	$1,208

(In Thousands)	Liability Derivatives
		September 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$34	$71
Retail interest rate contracts	Other liabilities	38	78
Total		$72	$149
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the nine month periods ending September 30, 2017 and 2016, respectively:

(In Thousands)	Income Statement Location	September 30, 2017	September 30, 2016
Interest rate contracts	Mortgage banking income	($482)	($1,533)
Interest rate lock commitments	Mortgage banking income	364	239
Total		($118)	($1,294)
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of September 30, 2017 and December 31, 2016, respectively:

September 30, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$34	$—	$34	$—	$—	$34

Liability Derivatives
Interest rate swaps	$34	$—	$34	$—	$34	$—
Retail interest rate contracts	38	—	38	—	—	38

December 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$71	$—	$71	$—	$—	$71

Liability Derivatives
Interest rate swaps	$71	$—	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—	—	78
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended September 30, 2017 and 2016, the Company recognized $34,000 and $34,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2017 and 2016, the Company recognized $100,000 and $121,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 0 and 12,789 shares, respectively, from the exercise of stock options for the three and nine month periods ended September 30, 2017. The Company received zero cash for stock option exercises in the three and nine months ended September 30, 2017. In the three months ended September 30, 2017 the Company net settled $0 for cashless stock option exercises. In the nine months ended September 30, 2017 the Company net settled $862,000 for cashless stock option exercises. The Company withheld $0 and $1.0 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2017.
The Company issued 5,342 shares from the exercise of stock options in the three and nine months ended September 30, 2016. The Company received zero cash for stock option exercises in the three and nine months ended September 30, 2016. In the three and nine months ended September 30, 2016 the Company net settled $847,000 for cashless stock option exercises. The Company withheld $907,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2016.
There were 3,775 stock options granted in the first nine months of 2017 with a weighted average exercise price of $31.45 and no stock options granted in the first nine months of 2016, respectively.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2017 and 2016, the Company recognized $121,000 and $120,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2017 and 2016, the Company recognized $335,000 and $410,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were 2,337 restricted stock units granted in the first nine months of 2017 with a weighted average grant date fair value of $31.45 and no restricted stock units granted in the first nine months of 2016, respectively.

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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2017		December 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$87,269	$87,269	$50,551	$50,551
Investment securities	58,316	58,316	43,486	43,486

Level 2 inputs:
Investment securities	212,932	212,931	288,632	288,655
Investment in Federal Home Loan Bank stock	2,116	2,116	1,965	1,965
Accrued interest receivable	4,130	4,130	3,734	3,734
Interest rate swaps	161	161	71	71

Level 3 inputs:
Loans and loans held for sale	1,048,468	1,047,884	1,018,661	1,026,350
Purchased receivables, net	12,930	12,930	20,491	20,491
Interest rate lock commitments	1,508	1,508	1,137	1,137
Mortgage servicing rights	6,181	6,181	4,157	4,157

Financial liabilities:
Level 2 inputs:
Deposits	$1,258,317	$1,257,825	$1,267,653	$1,266,995
Securities sold under repurchase agreements	31,084	31,084	27,607	27,607
Borrowings	7,387	7,352	4,338	4,186
Accrued interest payable	125	125	64	64
Interest rate swaps	34	34	71	71
Retail interest rate contracts	38	38	78	78
Level 3 inputs:
Accrued liability, RML acquisition payments	509	509	186	186
Junior subordinated debentures	10,310	9,786	18,558	18,398

Unrecognized financial instruments:
Commitments to extend credit(1)	$298,601	$2,986	$236,624	$2,366
Standby letters of credit(1)	7,631	76	9,931	99
(1) Carrying amounts reflect the notional amount of credit exposure under these financial instruments.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$209,100	$30,012	$179,088	$—
Municipal securities	17,366	—	17,366	—
Corporate bonds	35,082	22,503	12,579	—
Collateralized loan obligations	3,002	—	3,002	—
Preferred stock	5,801	5,801	—	—
Total available for sale securities	$270,351	$58,316	$212,035	$—
Interest rate swaps	$161	$—	$161	$—
Interest rate lock commitments	1,508	—	—	1,508
Mortgage servicing rights	6,181	—	—	6,181
Total other assets	$7,850	$—	$161	$7,689
Liabilities:
Interest rate swaps	$34	$—	$34	$—
Total other liabilities	$72	$—	$72	$—
December 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$263,361	$30,063	$233,298	$—
Municipal securities	18,157	—	18,157	—
U.S. Agency mortgage-backed securities	2	—	2	—
Corporate bonds	44,732	8,456	36,276	—
Preferred stock	4,967	4,967	—	—
Total available for sale securities	$331,219	$43,486	$287,733	$—
Interest rate swaps	$71	$—	$71	$—
Interest rate lock commitments	1,137	—	—	1,137
Mortgage servicing rights	4,157	—	—	4,157
Total other assets	$5,365	$—	$71	$5,294
Liabilities:
Interest rate swaps	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—
Total other liabilities	$149	$—	$149	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine month periods ended September 30, 2017 and 2016, respectively:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2017
Interest rate lock commitments	$1,337	($455)	$4,443	($3,817)	$1,508	$1,508
Mortgage servicing rights	5,828	(296)	649	—	6,181	—
Total	$7,165	($751)	$5,092	($3,817)	$7,689	$1,508
Three Months Ended September 30, 2016
Interest rate lock commitments	$2,580	($589)	$6,003	($6,230)	$1,764	$1,764
Mortgage servicing rights	2,602	(166)	760	—	3,196	—
Total	$5,182	($755)	$6,763	($6,230)	$4,960	$1,764

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2017
Interest rate lock commitments	$1,137	($873)	$11,944	($10,700)	$1,508	$1,508
Mortgage servicing rights	4,157	(62)	2,086	—	6,181	—
Total	$5,294	($935)	$14,030	($10,700)	$7,689	$1,508
Nine Months Ended September 30, 2016
Interest rate lock commitments	$1,514	($1,647)	$16,446	($14,549)	$1,764	$1,764
Mortgage servicing rights	1,654	(523)	2,065	—	3,196	—
Total	$3,168	($2,170)	$18,511	($14,549)	$4,960	$1,764

As of and for the periods ending September 30, 2017 and December 31, 2016, respectively, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Loans measured for impairment	$11,966	$—	$—	$11,966
Other real estate owned	—	—	—	—
Total	$11,966	$—	$—	$11,966
December 31, 2016
Loans measured for impairment	$9,222	$—	$—	$9,222
Other real estate owned	1,700	—	—	1,700
Total	$10,922	$—	$—	$10,922

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine month periods ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Loans measured for impairment	$1,120	$309	$900	$191
Other real estate owned	74	57	340	187
Total loss from nonrecurring measurements	$1,194	$366	$1,240	$378

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 100%
	Discounted cash flow	Discount rate	7%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.79%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	10.05% - 12.89%
		Discount rate	9.17% - 9.78%

10.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2017, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,953	$566	$15,519
Interest expense	388	214	602
Net interest income	14,565	352	14,917
Provision for loan losses	2,500	—	2,500
Other operating income	7,575	6,219	13,794
Compensation expense - RML acquisition payments	149	—	149
Other operating expense	12,191	5,290	17,481
Income before provision for income taxes	7,300	1,281	8,581
Provision for income taxes	2,452	528	2,980
Net income	4,848	753	5,601
Less: net income attributable to the noncontrolling interest	78	—	78
Net income attributable to Northrim BanCorp, Inc.	$4,770	$753	$5,523

	Three Months Ended September 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,267	$593	$14,860
Interest expense	366	281	647
Net interest income	13,901	312	14,213
Provision for loan losses	652	—	652
Other operating income	3,594	8,341	11,935
Compensation expense - RML acquisition payments	3,250	—	3,250
Other operating expense	11,649	6,287	17,936
Income before provision for income taxes	1,944	2,366	4,310
Provision for income taxes	50	977	1,027
Net income	1,894	1,389	3,283
Less: net income attributable to the noncontrolling interest	188	—	188
Net income attributable to Northrim BanCorp, Inc.	$1,706	$1,389	$3,095

	Nine Months Ended September 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$43,550	$1,326	$44,876
Interest expense	1,483	399	1,882
Net interest income	42,067	927	42,994
Provision for loan losses	3,200	—	3,200
Other operating income	14,388	18,020	32,408
Compensation expense - RML acquisition payments	323	—	323
Other operating expense	37,044	15,335	52,379
Income before provision for income taxes	15,888	3,612	19,500
Provision for income taxes	4,745	1,491	6,236
Net income	11,143	2,121	13,264
Less: net income attributable to the noncontrolling interest	327	—	327
Net income attributable to Northrim BanCorp, Inc.	$10,816	$2,121	$12,937

	Nine Months Ended September 30, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$42,962	$1,434	$44,396
Interest expense	1,299	631	1,930
Net interest income	41,663	803	42,466
Provision for loan losses	1,555	—	1,555
Other operating income	10,357	22,547	32,904
Compensation expense - RML acquisition payments	4,067	—	4,067
Other operating expense	36,459	17,400	53,859
Income before provision for income taxes	9,939	5,950	15,889
Provision for income taxes	2,140	2,454	4,594
Net income	7,799	3,496	11,295
Less: net income attributable to the noncontrolling interest	474	—	474
Net income attributable to Northrim BanCorp, Inc.	$7,325	$3,496	$10,821

September 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,441,406	$81,935	$1,523,341
Loans held for sale	$—	$59,214	$59,214

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,459,950	$66,590	$1,526,540
Loans held for sale	$—	$43,596	$43,596

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

Update on Economic Conditions
In January of 2017 the Alaska Department of Labor predicted a loss of 7,500 jobs, or 2.3% in 2017. According to recent information published by the Alaska Department of Labor, preliminary data shows that employment in the Alaska economy was down an estimated 1.3%, or 4,600 jobs, in September of 2017 as compared to September 2016 as job losses in the oil and gas industry, construction, state government and professional and business services continue to be partially offset by growth in health care and leisure and hospitality jobs. Federal employment was flat. Seasonally adjusted unemployment in August was 7.2% compared to 4.4% for the United States. Not seasonally adjusted unemployment in Alaska in August was 6.3% compared to 4.5% for the nation, placing Alaska at 50th in the country for both unemployment and job growth. However, Alaska did rank 8th on per capita personal income, 9th for average hourly earnings in the private sector and 10th for average hourly earnings in the leisure and hospitality sectors.
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

While winter brings reduced activity in the tourism and construction industries, it also brings increased activity on the North Slope as the roadways freeze, allowing the movement of heavy equipment and people into the region.

As reported by the Alaska Journal of Commerce on October 4, 2017, Armstrong Energy has announced proposed plans to continue drilling delineation wells in the Nanushuk project which is located between Conoco Phillips' Alpine and Kuparuk River fields in the Pikka Unit. Armstrong Energy indicates the Nanushuk project could produce as much as 120,000 barrels of crude oil per day and is estimated to contain up to 1.2 billion barrels of proven recoverable reserves.

As reported on October 14, 2017 by Alaska Dispatch News, ConocoPhillips announced its Willow discovery, a 300 million-barrel recoverable Nanushuk find west of the Alpine field in the National Petroleum Reserve-Alaska. In addition, ConocoPhillips Alaska is planning its most ambitious exploration program in years, and the effort could provide more details about a newly promising North Slope play. “The plans, if completed, will represent the most exploration wells drilled per year by the company in 15 years,” said Joe Marushack, President of ConocoPhillips Alaska.

As reported by the Alaska Journal of Commerce on October 4, 2017, Hilcorp Energy has proposed its Liberty project, which would produce about 60,000 barrels of oil per day from a manmade island in shallow federal waters just offshore from Prudhoe Bay.
As anticipated, the Federal Open Market Committee did not raise the target fed funds rate in September 2017 after raising the target by 25 basis points from 1.00% to 1.25% in June 2017. The committee did not change it's outlook for the remainder of 2017 or for 2018, stating that it is still forecasting the federal funds rate at 1.4% by the end of 2017 and 2.1% by the end of 2018. The committee has said it will begin the process this year of reducing its balance sheet, which it expanded by buying bonds and other securities in reaction to the 2008-2010 financial recession.

Highlights and Summary of Performance - Third Quarter of 2017
The Company reported net income attributable to the Company and diluted earnings per share of $5.5 million and $0.79, respectively, for the third quarter of 2017 compared to net income attributable to the Company and diluted earnings per share of $3.1 million and $0.44, respectively, for the third quarter of 2016. The Company reported net income attributable to the Company and diluted earnings per share of $12.9 million and $1.85, respectively year to date as of September 30, 2017 compared to net income attributable to the Company and diluted earnings per share of $10.8 million and $1.55, respectively, for the same period in 2016. The increase in profitability for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016 was primarily due to the $4.4 million gain from the sale of the Company's interest in Northrim Benefits Group, LLC ("NBG"). This increase was partially offset by a higher provision for loan losses in the third quarter of 2017. Lastly, net income for the third quarter and year-to-date in 2017 decreased due to lower mortgage banking income primarily due to the slowing Alaska economy as compared to 2016. The Company’s total assets were approximately $1.5 billion at both September 30, 2017 and December 31, 2016. Loans increased to $989.3 million at September 30, 2017 as compared to $975.0 million at December 31, 2016, mostly due to an increase in commercial loans in the first nine months of 2017. The Company's shareholders' equity to total assets was 12.76% and 12.23% at September 30, 2017 and December 31, 2016, respectively, reflecting the accumulation of earnings in excess of dividends paid to shareholders.
Several one time items impacted the quarterly and year-to-date comparisons including:

•
The sale of Northrim’s interest in NBG contributed $4.4 million pretax and $2.6 million after tax, or $0.38 per diluted share after tax, to third quarter profits. This gain represents approximately 7 times 2016 net profits from NBG. Lastly, net income for the third quarter of 2017 includes 2 months of income from NBG.

•
The third quarter 2017 provision for loan losses was $2.5 million compared to $652,000 in the year ago quarter. The increase in the provision for loan losses in the third quarter of 2017 is the result of an increase in specific impairment of $1.1 million, primarily due to one $2.9 million commercial relationship in the medical industry that was also added to nonaccrual loans during the quarter, as well as an increase in the qualitative factors included in the allowance for loan losses. The allowance for loan losses is $21.5 million at September 30, 2017, which equates to 95% of total nonperforming loans.

•
The Company's conversion to a new core banking system was successfully completed in May of 2017. The conversion added one time costs of $179,000 in the third quarter of 2017 and $943,000 year-to-date through September of 2017.

•
The third quarter of 2016 includes a non-cash, one time accounting correction which resulted in an increase in expenses, net of tax, of $1.4 million, or $0.20 per diluted share due to a change in accounting treatment for the earn-out payments associated with the Company's 2014 acquisition of Residential Mortgage Lending, LLC, (“RML”).

Other highlights for the third quarter of 2017 include the following:

•	The Company repurchased of 58,341 shares of its common stock, leaving 168,901 shares available under the existing repurchase authorization.

•
The Company redeemed $8.0 million in junior subordinated debt held at Northrim Capital Trust 1. This liability bore interest at a floating rate of 90-day LIBOR plus 3.15%, or 4.33% at the time it was redeemed, and had a final maturity of May 15, 2033. In 2016, total interest expense on this debt was $310,000. Interest expense on this debt in 2017 through the date of redemption on August 15, 2017 was $212,000. This redemption decreased Tier 1 Capital to Risk Adjusted Assets and Total Capital to Risk Adjusted Assets by 62 basis points each.

•
The Company executed an interest rate swap in September 2017, which effectively converts the floating rate of interest on the Company's remaining $10.0 million in junior subordinated debt from 90-day LIBOR plus 1.37%, or 2.69% as of September 30, 2017, to a fixed rate of 3.72% through the instrument's final maturity date of May 15, 2036.

•
Total revenues, which include net interest income plus other operating income, increased 10% to $28.7 million in the third quarter of 2017 from total revenues of $26.1 million in the third quarter a year ago. Excluding the gain from the sale of the Company's interest in NBG, revenues decreased 7% in the third quarter of 2017 as compared to the third quarter of 2016.

◦	Community Banking contributed 77% to total revenues and 86% to earnings in the third quarter of 2017.

◦	Home Mortgage Lending contributed 23% to total revenues and 14% to earnings in the third quarter of 2017.

•
Net interest income increased 5% to $14.9 million in the third quarter of 2017, compared to $14.2 million in the quarter ended September 30, 2016 primarily as a result of the improved mix of assets due to higher average portfolio loans in the current quarter compared to the same quarter in 2016.

•	Net interest margin increased in the third quarter of 2017 to 4.28% from 4.11% in the third quarter of 2016, primarily due to the improved mix of assets.

•
Northrim paid a quarterly cash dividend of $0.22 per share in September of 2017, compared to the $0.20 per share dividend paid in September 2016. The September 2017 dividend provided a yield of approximately 2.6% at current market share prices.

•	Book value per share increased 5% to $28.37 at the end of the third quarter of 2017 as compared to $27.07 at December 31, 2016.

•	Asset quality declined in the third quarter of 2017 due to a single $2.9 million lending relationship in the medical industry that moved to nonaccrual status.

•
Following net charge-offs of $1.1 million and the $2.5 million provision for loan losses in the third quarter of 2017, the allowance for loan losses to portfolio loans grew to 2.17% at September 30, 2017 as compared to 1.95% at September 30, 2016.

•	The Company remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets at September 30, 2017, of 13.50%, compared to 14.54% at December 31, 2016.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets	1.44%	0.81%	1.15%	0.96%
Return on average shareholders' equity	11.25%	6.73%	9.02%	7.93%
Dividend payout ratio	27.88%	44.98%	34.51%	37.23%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2017 increased $6.9 million, or 36% to $26.2 million as compared to $19.3 million at December 31, 2016. Other real estate owned ("OREO"), net of government guarantees, decreased $2.9 million to $3.5 million at September 30, 2017 as compared to $6.4 million at December 31, 2016 mostly as a result of the sale of various properties. Nonperforming loans, net of government guarantees increased $9.7 million during the first nine months of 2017 primarily due to the movement of two commercial relationships totaling $12.0 million to adversely classified and nonperforming status. Nonperforming purchased receivables were zero at both September 30, 2017 and December 31, 2016.
The following table summarizes OREO activity for the three and nine month periods ending September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Balance, beginning of the period	$4,315	$2,558	$6,574	$3,053
Transfers from loans	—	201	167	201
Investment in other real estate owned	—	311	—	311
Proceeds from the sale of other real estate owned	(950)	(316)	(3,265)	(793)
Gain on sale of other real estate owned, net	214	127	369	239
Impairment on other real estate owned	(74)	(57)	(340)	(187)
Balance at end of period	$3,505	$2,824	$3,505	$2,824
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2017, management had identified potential problem loans of $7.7 million as compared to potential problem loans of $18.2 million at December 31, 2016. The decrease in potential problem loans from December 31, 2016 to September 30, 2017 is primarily the result of the removal of one $11.4 million commercial loan, which was removed from potential problem loans primarily due to the addition of a co-borrower for this loan. This decrease was partially offset by the addition of three commercial lending relationships totaling $1.4 million in the first nine months of 2017. Additionally, loan paydowns contributed to the decrease in potential problem loans from December 31, 2016 to September 30, 2017.

Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $7.7 million in loans classified as TDRs that were performing and $18.3 million in TDRs included in nonaccrual loans at September 30, 2017 for a total of approximately $26.0 million. At December 31, 2016 there were $6.1 million in loans classified as TDRs that were performing and $10.1 million in TDRs included in nonaccrual loans for a total of $16.2 million. The increase in TDRs at September 30, 2017 is primarily the result of the restructuring of one commercial loan in the second quarter of 2017. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the third quarter of 2017 increased $2.4 million, or 78%, to $5.5 million as compared to $3.1 million for the same period in 2016. Net income attributable to the Company for the nine months ended September 30, 2017 increased $2.1 million, or 20%, to $12.9 million as compared to the same period in 2016. The increase in net income attributable to the Company for the three and nine month periods ending September 30, 2017 as compared to the same periods of 2016 was primarily the result of the sale of the Company's interest in NBG in the third quarter of 2017 and the non-cash and one time accounting correction in the third quarter of 2016 which were partially offset by an increase in the provision for loan losses in 2017.
Net Interest Income/Net Interest Margin
Net interest income for the third quarter of 2017 increased $704,000, or 5%, to $14.9 million as compared to $14.2 million for the third quarter in 2016. Net interest margin increased 17 basis points to 4.28% in the third quarter of 2017 as compared to 4.11% in the third quarter of 2016. The increase in net interest income in the current quarter compared to the same quarter in 2016 was primarily the result of higher interest income on loans and both short- and long-term investments as well as lower interest expense on deposits compared to the same quarter in 2016. Net interest income for the first nine months of 2017 increased 1% to $43.0 million from $42.5 million in the same period in 2016. Net interest margin increased 3 basis points to 4.21% in the first nine months of 2017 as compared to 4.18% in the first nine months of 2016. Changes in net interest margin in both the quarter and nine months ended September 30, 2017 as compared to the same periods in the prior year are detailed below:

3Q17 vs. 3Q16
Nonaccrual interest adjustments	(0.02)%
Interest rates and loan fees	0.13%
Volume and mix of interest-earning assets	0.06%
Change in NIM	0.17%

YTD17 vs.YTD16
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.04%
Volume and mix of interest-earning assets	—%
Change in NIM	0.03%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended September 30, 2017 and 2016:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2017	2016	$	%	2017	2016	$	%	2017	2016	Change
Loans[1,2]	$1,003,751	$979,164	$24,587	3%	$13,800	$13,289	$511	4%	5.49%	5.44%	0.05%
Loans held for sale	57,346	66,606	(9,260)	(14)%	541	577	(36)	(6)%	3.74%	3.51%	0.23%

Short-term investments[3]	37,349	39,762	(2,413)	(6)%	118	50	68	136%	1.24%	0.49%	0.75%
Long-term investments[4]	284,806	289,938	(5,132)	(2)%	1,060	944	116	12%	1.63%	1.42%	0.21%
Total investments	322,155	329,700	(7,545)	(2)%	1,178	994	184	19%	1.58%	1.30%	0.28%
Interest-earning assets	1,383,252	1,375,470	7,782	1%	15,519	14,860	659	4%	4.51%	4.35%	0.16%
Nonearning assets	142,226	149,856	(7,630)	(5)%
Total	$1,525,478	$1,525,326	$152	0%

Interest-bearing demand	$235,515	$189,251	$46,264	24%	$1	$17	($16)	(94)%	0.03%	0.03%	—%
Savings deposits	251,921	235,133	16,788	7%	130	124	6	5%	0.10%	0.10%	—%
Money market deposits	234,618	239,469	(4,851)	(2)%	123	104	19	18%	0.09%	0.09%	—%
Time deposits	117,689	136,588	(18,899)	(14)%	175	228	(53)	(23)%	0.58%	0.66%	(0.08)%
Total interest-bearing deposits	839,743	800,441	39,302	5%	429	473	(44)	(9)%	0.20%	0.23%	(0.03)%
Borrowings	49,223	49,627	(404)	(1)%	173	174	(1)	(1)%	1.36%	1.36%	—%
Total interest-bearing liabilities	888,966	850,068	38,898	5%	602	647	(45)	(7)%	0.27%	0.30%	(0.03)%
Demand deposits and other noninterest-bearing liabilities	441,809	492,339	(50,530)	(10)%
Equity	194,703	182,919	11,784	6%
Total	$1,525,478	$1,525,326	$152	0%
Net interest income					$14,917	$14,213	$704	5%
Net interest margin									4.28%	4.11%	0.17%
Average loans to average interest-earning assets	72.56%	71.19%
Average loans to average total deposits	79.49%	77.48%
Average non-interest deposits to average total deposits	33.50%	36.66%
Average interest-earning assets to average interest-bearing liabilities	155.60%	161.81%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $856,000 and $805,000 in the third quarter of 2017 and 2016, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $21.4 million and $11.1 million in the third quarter of 2017 and 2016, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2017 and 2016.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$450	$61	$511
Loans held for sale	(100)	64	(36)
Short-term investments	(3)	71	68
Long-term investments	(15)	131	116
Total interest income	$332	$327	$659

Interest Expense:
Interest-bearing deposits	$22	($66)	($44)
Borrowings	(1)	—	(1)
Total interest expense	$21	($66)	($45)

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the nine-month periods ended September 30, 2017 and 2016:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2017	2016	$	%	2017	2016	$	%	2017	2016	Change
Loans[1,2]	$981,220	$976,254	$4,966	1%	$39,908	$39,965	($57)	—%	5.48%	5.51%	(0.03)%
Loans held for sale	44,313	51,255	(6,942)	(14)%	1,272	1,389	(117)	(8)%	3.84%	3.71%	0.13%

Short-term investments[3]	28,827	36,989	(8,162)	(22)%	230	138	92	67%	1.05%	0.49%	0.56%
Long-term investments[4]	311,215	291,747	19,468	7%	3,466	2,904	562	19%	1.63%	1.45%	0.18%
Total investments	340,042	328,736	11,306	3%	3,696	3,042	654	21%	1.58%	1.35%	0.23%
Interest-earning assets	1,365,575	1,356,245	9,330	1%	44,876	44,396	480	1%	4.46%	4.43%	0.03%
Nonearning assets	142,507	145,154	(2,647)	(2)%
Total	$1,508,082	$1,501,399	$6,683	0%

Interest-bearing demand	$213,943	$193,184	$20,759	11%	$20	$51	($31)	(61)%	0.03%	0.04%	(0.01)%
Savings deposits	249,695	232,737	16,958	7%	390	361	29	8%	0.10%	0.12%	(0.02)%
Money market deposits	239,111	241,296	(2,185)	(1)%	343	312	31	10%	0.09%	0.10%	(0.01)%
Time deposits	127,379	136,507	(9,128)	(7)%	572	699	(127)	(18)%	0.60%	0.68%	(0.08)%
Total interest-bearing deposits	830,128	803,724	26,404	3%	1,325	1,423	(98)	(7)%	0.21%	0.24%	(0.03)%
Borrowings	51,247	49,496	1,751	4%	557	507	50	10%	1.42%	1.34%	0.08%
Total interest-bearing liabilities	881,375	853,220	28,155	3%	1,882	1,930	(48)	(2)%	0.28%	0.30%	(0.02)%
Demand deposits and other noninterest-bearing liabilities	434,905	465,816	(30,911)	(7)%
Equity	191,802	182,363	9,439	5%
Total	$1,508,082	$1,501,399	$6,683	0%
Net interest income					$42,994	$42,466	$528	1%
Net interest margin									4.21%	4.18%	0.03%
Average loans to average interest-earning assets	71.85%	71.98%
Average loans to average total deposits	78.73%	78.40%
Average non-interest deposits to average total deposits	33.39%	35.46%
Average interest-earning assets to average interest-bearing liabilities	154.94%	158.96%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.4 million in the first nine months of 2017 and 2016, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $16.8 million and $6.4 million in the first nine months of 2017 and 2016, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment securities available for sale, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2017 and 2016.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2017 vs. 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$100	($157)	($57)
Loans held for sale	(223)	106	(117)
Short-term investments	(22)	114	92
Long-term investments	198	364	562
Total interest income	$53	$427	$480

Interest Expense:
Interest-bearing deposits	$41	($139)	($98)
Borrowings	18	32	50
Total interest expense	$59	($107)	($48)

Provision for Loan Losses
The provision for loan losses was $2.5 million for the third quarter of 2017 and $3.2 million for the first nine months of 2017 compared to $652,000 and $1.6 million, respectively, in the same periods of 2016. While adversely classified loans and delinquencies improved slightly, the Company's assessment of the severity of credit issues for the largest relationships in this subset of the loan portfolio has worsened, which led to higher net charge offs and an increase in the specific reserve in our allowance for loan losses in the third quarter of 2017. Nonperforming loans net of government guarantees increased to 2.29% of portfolio loans compared to 0.93% as of September 30, 2016. Additionally, the Company's qualitative factors increased due to continued softening in the Alaska economy, specifically due to continued job losses. The allowance for loan losses to portfolio loans at the end of the third quarter of 2017 was 2.17% compared to 1.95% at September 30, 2016. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 5 of the Notes to Consolidated Financial Statements included in Part I of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended September 30, 2017, increased $1.9 million, or 16%, to $13.8 million as compared to the same period in 2016 primarily due to the $4.4 million gain recognized on the sale of the Company's interest in NBG in 2017, which was partially offset by a $2.1 million decrease in mortgage banking income. Other operating income decreased $496,000, 2%, to $32.4 million in the first nine months of 2017 compared to the same period in 2016 primarily due to a $4.5 million decrease in mortgage banking income in 2017 which was partially offset by the $4.4 million gain on the sale of the Company's interest in NBG and a $573,000 increase in purchased receivable income. Decreased mortgage banking income was primarily the result of decreased mortgage production volume mainly resulting from the slowing of the Alaska economy. The increase in purchased receivable income is the result of higher average balances in 2017.

Other Operating Expense
Other operating expense for the third quarter of 2017 decreased $3.6 million, or 17%, to $17.6 million as compared to the same period in 2016. The decrease was primarily due to a $3.1 million decline in compensation payments related to the acquisition of RML mainly due to a $2.3 million non-cash, one time accounting correction in the third quarter of 2016, as well as a $1.0 million decrease in other operating expense in the Home Mortgage Lending segment commensurate with lower mortgage volume in 2017. Other operating expense for the first nine months of 2017 decreased $5.2 million, or 9%, to $52.7 million. This decrease was primarily due to a $3.7 million decline in compensation payments related to the acquisition of RML, a $2.1 million decrease in operating expenses in the Home Mortgage Lending segment due to lower mortgage volume, and a $666,000 decrease in medical and dental insurance claims and lower than anticipated loan collection costs related to one commercial loan in the first quarter of 2017. These decreases were partially offset by $943,000 in one-time costs incurred in 2017 related to the conversion of the Company's core banking system and.
Income Taxes
The provision for income taxes for the three-month period ending September 30, 2017 increased $2.0 million or 190%, and increased $1.6 million, or 36%, for the first nine months of 2017 as compared to the same periods in 2016 primarily due to increases in pre-tax net income. The effective tax rate for the three-month period ending September 30, 2017 increased to 35% from 24% for the three-month period ending September 30, 2016, and the effective tax rate for the first nine of 2017 increased to 32% from 29% for the nine-month period ending September 30, 2016. The increase in tax rate for the three and nine-month periods ended September 30, 2017 was primarily due to decreased non-taxable income as a percentage of taxable income compared to 2016.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at September 30, 2017 decreased 18%, or $60.9 million, to $271.2 million from $332.1 million at December 31, 2016 as the Company reinvested proceeds from sales, maturities, and security calls in portfolio loans, or held proceeds in short-term funds, in the first nine months of 2017. The table below details portfolio investment balances by portfolio investment type:

	September 30, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$209,100	77.2%	$263,361	79.3%
Municipal securities	18,263	6.7%	19,056	5.7%
U.S. Agency mortgage-backed securities	—	0.0%	2	0.0%
Corporate bonds	35,082	12.9%	44,732	13.5%
Collateralized loan obligations	3,002	1.1%	—	—%
Preferred stock	5,801	2.1%	4,967	1.5%
Total portfolio investments	$271,248		$332,118

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
Portfolio loans increased by $14.2 million, or 1%, to $989.3 million at September 30, 2017 from $975.0 million at December 31, 2016, primarily as a result of increased commercial loans. This increase was partially offset by decreased real estate term loans relating to owner occupied and non-owner occupied properties in the first nine months of 2017. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 3% of portfolio loans at both September 30, 2017 and December 31, 2016.
The following table details loan balances by loan type as of the dates indicated:

	September 30, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$315,512	31.8%	$278,178	28.5%
Real estate construction one-to-four family	27,543	2.8%	26,061	2.7%
Real estate construction other	83,884	8.5%	72,159	7.4%
Real estate term owner occupied	135,053	13.7%	152,178	15.6%
Real estate term non-owner occupied	344,968	34.8%	356,601	36.6%
Real estate term other	41,326	4.2%	45,402	4.7%
Consumer secured by 1st deeds of trust	23,333	2.4%	23,589	2.4%
Consumer other	21,609	2.2%	25,281	2.6%
Subtotal	$993,228		$979,449
Less: Unearned origination fee,
net of origination costs	(3,975)	(0.4)%	(4,434)	(0.5)%
Total loans	$989,253		$975,015

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $60.1 million, or approximately 6% of loans as of September 30, 2017 have direct exposure to the oil and gas industry as compared to $57.4 million, or approximately 6% of loans as of December 31, 2016. The Company has no loans to oil producers or exploration companies as of September 30, 2017 or December 31, 2016, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $6.0 million and $7.7 million at September 30, 2017 and December 31, 2016, respectively. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $54.0 million and $52.1 million at September 30, 2017 and December 31, 2016, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million as of September 30, 2017 and December 31, 2016, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2017
AQR Pass	$37,770	$—	$—	$9,790	$7,879	$—	$—	$444	$55,883
AQR Substandard	4,239	—	—	—	—	—	—	—	4,239
Total	$42,009	$—	$—	$9,790	$7,879	$—	$—	$444	$60,122
December 31, 2016
AQR Pass	$34,746	$—	$—	$10,120	$8,173	$—	$—	$—	$53,039
AQR Substandard	4,386	—	—	—	—	—	—	—	4,386
Total	$39,132	$—	$—	$10,120	$8,173	$—	$—	$—	$57,425

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
Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized. Loans measured for impairment based on collateral value and all other loans measured for impairment are accounted for in the same way. As of September 30, 2017 and December 31, 2016, 52% and 6% of net nonperforming loans, which totaled $22.7 million and $12.9 million, respectively, had partially charged-off balances. The ratio of net charge-offs to average loans outstanding during the third quarter of 2017 was 0.11% as compared to (0.05%) during the same period in 2016 and 0.19% during the first nine months of 2017 as compared to 0.03% during the same period in 2016.
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
The unallocated portion of the Allowance as a percentage of the total Allowance was 6% and 7% at September 30, 2017 and December 31, 2016, respectively.
Further discussion of the enhancement to the Company’s Allowance methodology can be found in Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Allowance related to acquired loans: In accordance with generally accepted accounting principles, loans acquired in connection with the acquisition of Alaska Pacific Bancshares on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishments of an allowance. Management assesses credit impairment for the loans that were acquired from Alaska Pacific Bancshares as part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge offs, and movement in loan balances within the risk classifications. As of September 30, 2017, $849,000 of the original $141.5 million of purchased loans, or 0.60%, had migrated from pass grade loans to substandard loans. As of December 31, 2016, $617,000 of the original $141.5 million of purchased loans, or 0.44%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of September 30, 2017, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was $83,000 specific impairment on these loans as of September 30, 2017 and no specific impairment on these loans at December 31, 2016. There was no Allowance related to acquired loans of $58.7 million at September 30, 2017. As of September 30, 2017, total credit discounts related to acquired loans was $805,000.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$20,061	$18,385	$19,697	$18,153
Charge-offs:
Commercial	1,118	—	1,582	868
Real estate term other	—	—	5	—
Consumer secured by 1st deeds of trust	85	22	85	22
Consumer other	—	—	17	1
Total charge-offs	1,203	22	1,689	891
Recoveries:
Commercial	102	450	246	643
Consumer secured by 1st deeds of trust	—	—	2	—
Consumer other	4	14	8	19
Total recoveries	106	464	256	662
Net, charge-offs	1,097	(442)	1,433	229
Provision for loan losses	2,500	652	3,200	1,555
Balance at end of period	$21,464	$19,479	$21,464	$19,479
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $9.3 million, or 1%, to $1.258 billion at September 30, 2017 from $1.268 billion at December 31, 2016. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2017		December 31, 2016
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$426,946	34%	$449,206	36%
Interest-bearing demand	240,274	19%	201,349	16%
Savings deposits	251,266	20%	241,088	19%
Money market deposits	233,768	19%	244,295	19%
Time deposits	106,063	8%	131,715	10%
Total deposits	$1,258,317		$1,267,653
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% and 90% of total deposits at September 30, 2017 and December 31, 2016, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2017, the Company had $106.1 million in certificates of deposit as compared to certificates of deposit of $131.7 million at December 31, 2016. At September 30, 2017, $76.4 million, or 72%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $97.6 million, or 74%, of total certificates of deposit at December 31, 2016. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2017 and December 31, 2016, was $65.0 million and $85.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2017:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$15,082	24%
Over 3 through 6 months	8,483	13%
Over 6 through 12 months	25,646	39%
Over 12 months	15,766	24%
Total	$64,977	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2017 or December 31, 2016.
Borrowings
FHLB. Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company's assets. At September 30, 2017, our maximum borrowing line from the FHLB was $529.2 million, approximating 35% of eligible Bank assets, subject to the FHLB's collateral requirements. The Company has outstanding FHLB advances totaling $7.4 million and $4.3 million as of September 30, 2017 and December 31, 2016, respectively, which are included in borrowings. These advances were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a FHLB Community Investment Program advance that has an eighteen year term with a 30 year amortization period and a fixed interest rate of 3.12% which had an original balance of $2.2 million and an outstanding balance of $2.0 million as of September 30, 2017, which mirrors the term of the loan made to the borrower. The second advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a twenty year term with a 30 year amortization period and a fixed interest rate of 2.61%, which mirrors the term of the loan made to the borrower. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower.

Other Short-term Borrowings. Securities sold under agreements to repurchase were $31.1 million and $27.6 million, for September 30, 2017 and December 31, 2016, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending September 30, 2017 and 2016 was $28.9 million and $26.7 million, respectively, and $28.4 million and $26.8 million, respectively, during the nine month periods ending September 30, 2017 and 2016. The maximum outstanding at any month-end was $31.1 million and $27.7 million, respectively, during the three month periods ending September 30, 2017 and 2016 and $31.8 and $28.2 million, respectively for the nine month periods ending September 30, 2017 and 2016. The approximate weighted average interest rate for outstanding securities sold under agreements to repurchase was 0.11% for both the three and nine month periods ended September 30, 2017 and 2016. The securities sold under agreements to repurchase are held by the FHLB under the Company's control.

At September 30, 2017 and December 31, 2016, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
The Company is subject to further regulatory standards issued by the State of Alaska which limit the amount of outstanding debt to 15% of total assets or $226.8 million and $227.4 million at September 30, 2017 and December 31, 2016, respectively.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of September 30, 2017 and December 31, 2016, respectively.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2017 were $306.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2017 were $1.258 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $4.5 million for the first nine months of 2017 primarily due to cash used in connection with the origination of loans held for sale being only partially offset by cash proceeds received in the connection with net sales of loans held for sale. Net cash provided by investing activities was $58.7 million for the same period, primarily due to cash provided by the proceeds from calls, sales, and maturities of available for sale securities being only partially offset by purchases of investment securities available for sale and loan fundings. Net cash used by financing activities was $17.5 million, primarily due to a decrease in deposits and a decrease in junior subordinated debentures. The decrease in junior subordinated debentures was the result of the Company's redemption of $8.0 million of debentures at par in the third quarter of 2017.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2017, our funds available for borrowing under our existing lines of credit were $596.4 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 12,789 shares of its common stock in the first nine months of 2017 and repurchased 58,341 shares of its common stock under the Company’s publicly announced repurchase program. At September 30, 2017 the Company had 6,852,338 shares of its common stock outstanding.
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
The requirements address both risk-based capital and leverage capital. At September 30, 2017, all capital ratios of the Company and the Bank exceeded the ratios required for a “well-capitalized” institution under regulatory guidelines.

The following table sets forth the actual capital ratios for the Company and the Bank as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to be eligible to qualify as a “well-capitalized” institution as of September 30, 2017.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2017
Total risk-based capital	8.00%	10.00%	14.75%	13.20%
Tier 1 risk-based capital	6.00%	8.00%	13.50%	11.95%
Common equity tier 1 capital	4.50%	6.50%	12.75%	11.95%
Leverage ratio	4.00%	5.00%	11.54%	10.16%
December 31, 2016
Total risk-based capital	8.00%	10.00%	15.80%	14.33%
Tier 1 risk-based capital	6.00%	8.00%	14.54%	13.07%
Common equity tier 1 capital	4.50%	6.50%	13.20%	13.07%
Leverage ratio	4.00%	5.00%	12.59%	11.30%

The requirements for "well-capitalized" come from the Prompt Correction Action rules. These rules apply to the Bank but not to the Company. Under the rules of the FRB, a bank holding company such as the Company is generally defined to be well capitalized if its Tier 1 risk-based capital ratio is 6.0% or more and its total risk-based capital ratio is 10.0% or more.

The regulatory capital ratios for the Company exceed those for the Bank in all categories primarily because of the junior subordinated debentures that are included in the Company’s capital for regulatory purposes although such securities are accounted for as a long-term debt in its financial statements. As a result, the Company has $10.3 million and $18.6 million more in regulatory capital than the Bank at September 30, 2017 and December 31, 2016, respectively. The decrease in total junior subordinated debentures at September 30, 2017 compared to December 31, 2016 is the result of the redemption of $8 million in trust preferred securities that were held at Northrim Capital Trust 1 in August 2017. This debenture bore interest at a floating rate of 90-day LIBOR plus 3.15%, became callable in 2008 and had a final maturity of May 15, 2033. In 2016, total interest expense on this debt was $310,000. In 2017, interest expense on this debt was $212,000.
Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of September 30, 2017 and December 31, 2016, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $306.2 million and $236.6 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $68.6 million and $62.4 million,as of September 30, 2017 and December 31, 2016, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $152,000 and $122,000 at September 30, 2017 and December 31, 2016 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company entered into a contract with a new core banking system vendor in the third quarter of 2016. Conversion to the new system successfully occurred in the second quarter of 2017. Operating costs for the new system are expected to remain relatively consistent with the level of operating costs incurred prior to the conversion; however, the Company incurred one-time costs of $179,000 in the third quarter of 2017 and $943,000 in the first nine months of 2017 related to the core conversion. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during the third quarter of 2017.

At September 30, 2017 the Company has capital commitments of $51,000 related to planned improvements to the Company’s corporate office building. The Company expects these capital expenditures to be incurred in the fourth quarter of 2017.
The Company redeemed the $8 million in trust preferred securities held at Northrim Capital Trust I in August 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2017 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2017, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors have not materially changed as of September 30, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 58,341 shares of its common stock, in the aggregate, during the three and nine month periods ending September 30, 2017.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
July 1, 2017 - July 31, 2017	—	—	—	227,242
Month No.2
August 1, 2017 - August 31, 2017	56,877	$27.50	56,877	170,365
Month No. 3
September 1, 2017 - September 30, 2017	1,464	$29.86	1,464	168,901
Total	58,341	$27.56	58,341	168,901
(1) In August 2004, the Company publicly announced its board of directors (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007 the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901.
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
NORTHRIM BANCORP, INC.

November 7, 2017	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 7, 2017	By	/s/ Latosha M. Frye
Latosha M. Frye
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)