Form 10-K
period 2017-12-31
NORTHRIM BANCORP INC
filed 2018-03-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $205,581,946.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,871,963 shares of Common Stock, $1.00 par value, as of March 13, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 24, 2018, are incorporated by reference into Part III of this Form 10-K.

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
General
We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.3 billion in total deposits and $1.5 billion in total assets at December 31, 2017.  Through our fourteen banking branches and fourteen mortgage origination offices, we are accessible to approximately 90% of the Alaska population.
The Company has three direct wholly-owned subsidiaries:

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
The Bank has three direct wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has fourteen offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focused on the sale and servicing of employee benefit plans. In August 2017, the Company sold all of the assets of NBG. In the fourth quarter of 2011, NCIC purchased an equity interest in Elliott Cove Insurance Agency LLC (“ECIA”); an insurance agency that offers annuity and other insurance products. Although we still sell their products, we sold all of our equity interests in ECIA held by NCIC in May 2015.

•	Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.

•	Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facility at 2270 E. 37th Avenue in Anchorage.
Segments
The Company operates in two primary segments: Community Banking and Home Mortgage Lending. Measures of the revenues, profit or loss, and total assets for each of the Company's segments are included in this report, Item 8. "Financial Statements and Supplementary Data", which is incorporated herein by reference.
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
Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Additionally, we are a significant land development and residential construction lender and an active lender in the commercial real estate market in Alaska.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for business lending relationships.  Our business strategy also emphasizes the origination of a variety of home mortgage loan products, which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation. We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers.
Management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  We have also dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  While we expect that opportunities for growth in 2018 will to be muted mainly due to the lower oil prices compared to pre-2014 levels, which has led to a slower economy in Alaska, we believe that these strategies will continue to benefit the Company and we intend to grow our balance sheet through increasing our market share. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
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
In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated more resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio and to develop strategies to improve or collect our existing loans.  Continued success in maintaining or further improving the credit quality of our loan portfolio and managing our level of other real estate owned is a significant aspect of the Company’s strategy for attaining sustainable, long-term market growth to affect increased shareholder value.
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
We consider our relations with our employees to be satisfactory.  We had 429 full-time equivalent employees at December 31, 2017. None of our employees are covered by a collective bargaining agreement.  Of the 429 full-time equivalent employees, 314 were Community Banking employees and 115 were Home Mortgage Lending employees.
Products and Services
Community Banking
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Southeast Alaska.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2018, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
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
Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Consumer Online Banking, Mobile App and Mobile Deposit, Mobile Web and Text Banking, Business Online Banking, Business Mobile App and Business Mobile Deposit, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, instantly issued debit cards at account opening, telebanking, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours and commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer to peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, merchant services, cash management programs to meet the specialized needs of business customers, annuity products, long term investment portfolios, and in some markets, courier agents who pick up noncash deposits from business customers.
Other Services Provided Through Affiliates and Former Affiliates Whom We Continue To Work With:  Prior to August of 2017, the Company sold and serviced employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In August 2017, we sold the assets of NBG, but we have continued our relationship with Acrisure, LLC, who purchased the assets of NBG, through an ongoing referral agreement. Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage these affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in one specialized industry. We estimate that as of December 31, 2017 approximately 7% of portfolio loans have direct exposure to the oil and gas industry in Alaska. Additionally, approximately 36% of our loan portfolio at December 31, 2017 is attributable to 26 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, and Sitka.
Home Mortgage Lending
Lending Services: The Company originates 1-4 family residential mortgages throughout Alaska which we sell to the secondary market. Residential mortgage choices include several products from the Alaska Housing Finance Corporation including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; Jumbo loans; and various conventional mortgages. The Company retains servicing rights on loans sold to the Alaska Housing Finance Corporation since implementing a new loan servicing program in July 2015.
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
The oil industry plays a significant role in the economy of Alaska, and revenues for the State of Alaska are sensitive to the volatility in oil prices.  According to the State of Alaska Department of Revenue, in 2017 approximately 65% of the unrestricted revenues that funded the Alaska state government in the fiscal year ending June 30, 2017 were generated through various taxes and royalties on the oil industry. This is down from approximately 72% in 2016 and 90% in the last several years prior to 2016 due to a decrease in the price of oil, causing the state of Alaska to use savings from previous years to fund its budget deficit. As oil prices have stabilized at relatively low-levels, we believe the reduction in various taxes and royalties on the oil industry is now a serious concern for state revenues as it is projected that Alaska's savings will be depleted within two years at current prices. If oil prices remain at their current relatively low levels in the longer term, we anticipate it will be a concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility in the short-term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short-term price volatility. While we believe that subcontractors who provide oil field services and transportation for the large, multi-national companies that produce oil in Alaska experienced a slowdown in revenues in 2017 and 2016 as a result of the decrease in prices, we are encouraged by recent announcements by several oil exploration companies announcing new oil fields on the North Slope and increased exploration activity in 2018 that could lead to future increases in oil production over time.
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term.  Some of these projects include copper, gold and molybdenum production at the Donlin mine and continued exploration in the National Petroleum Reserve Alaska. Because of their size, we believe each of these projects faces tremendous challenges.  We believe contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will probably continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
Prior to the decline in oil prices that began in 2014, Alaska's economy had been stronger relative to many other states in the nation, due largely to a natural resources based economy which has benefited from high commodity and energy prices.  According to the Treasury Division of Alaska Department of Revenue, as of October, 2015, Alaska's Statutory Budget Reserve Fund was liquidated and its assets were transferred to the General Fund. As of December 31, 2017, Alaska's Constitutional Budget Reserve was $3.1 billion and the Alaska Permanent Fund had a balance of $64.5 billion. The Alaska Permanent Fund pays an annual dividend to every eligible Alaskan citizen.  According to a January 19, 2018 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 4.1% and 7.3%, respectively, in December 2017. Prior to November 2014, the unemployment rate in Alaska had been lower than that of the United States as a whole since 2009. As general economic conditions in the United States have recovered over the past several years and oil prices have significantly declined, Alaska's unemployment rate now exceeds that of the United States as a whole. The Alaska Department of Labor predicts a loss of 1,800 jobs, or an approximately 0.5% reduction in total employment in 2018, following job losses of approximately 1.1% of total employment in 2017 and 1.9% in 2016. The Company anticipates that the estimated decrease in jobs in Alaska in 2017 and 2018 will have an impact on our ability to grow organically in the next few years.
We believe our exposure to the tourism industry, which increased following our acquisition of Alaska Pacific Bancshares, Inc in Southeast Alaska in 2014, diversifies the Company's customer base. We believe this helps mitigate the effect that the decline in natural resource industries, specifically the oil industry, in Alaska has had on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists visited Southeast Alaska in recent years.
A material portion of our loans at December 31, 2017, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska.  Thirty percent of our revenue in 2017 was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 36% and 38% in 2016 and 2015, respectively.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2017, $313.8 million, or 33%, of our loan portfolio was represented by commercial loans in Alaska.
Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,100 per eligible resident in 2017 for an aggregate distribution of approximately $674 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 41% share of total deposits held in banks and credit unions in the state as of June 30, 2017.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
Currently, there are seven commercial banks operating in Alaska.  At June 30, 2017, the date of the most recently available information, Northrim Bank had approximately a 10% share of the Alaska commercial bank deposits, 15% in the Anchorage area, 14% in Juneau, 13% in Sitka, 11% in Matanuska-Susitna, 6% in Fairbanks, and 5% in Ketchikan.
The following table sets forth market share data for the commercial banks and credit unions having a presence in Alaska as of June 30, 2017, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank	14	$1,252,795	7%	10%
Wells Fargo Bank Alaska	49	6,146,255	30%	51%
First National Bank Alaska	30	2,471,896	12%	20%
Key Bank	15	1,259,141	6%	10%
First Bank	9	481,114	2%	4%
Mt. McKinley Bank	5	307,284	1%	3%
Denali State Bank	5	250,469	1%	2%
Total bank branches	127	$12,168,954	59%	100%
Credit unions(1)	98	$8,610,059	41%	NA
Total financial institution branches	225	$20,779,013	100%	100%
 (1) SNL Financial Deposit Market Share Summary as of June 30, 2017.

Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”).  The FDIC insures Northrim Bank’s deposits and also examines, supervises, and regulates Northrim Bank. The Company’s affiliated investment advisory and wealth management company, Pacific Portfolio Consulting, LLC, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.  The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington and is subject to supervision and examination by the Department of Financial Institutions of Washington State.

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
Bank holding companies, such as the Company, are subject to a variety of restrictions on the activities in which they can engage and the acquisitions they can make. The activities or acquisitions of bank holding companies, such as the Company, that are not financial holding companies, are limited to those which constitute banking, managing or controlling banks or which are closely related activities.  A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Nonbank acquisitions and activities of a bank holding company are also generally limited to the acquisition of up to 5% of the outstanding shares of any class of voting securities of a company unless the FRB has previously determined that the nonbank activities are closely related to banking, or prior approval is obtained from the FRB.
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
There also are certain limitations on the ability of the Company to pay dividends to its shareholders.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Additionally, the Alaska Corporations Code generally prohibits the Company from making any distributions to the Company's shareholders unless the amount of the retained earnings of the Company immediately before the distribution equals or exceeds the amount of the proposed distribution. The Alaska Corporations Code also prohibits the Company from making any distribution to the Company's shareholders if the Company or a subsidiary of the Company making the distribution is, or as a result of the distribution would be, likely to be unable to meet its liabilities as they mature. Under Alaska law, the Bank is not permitted to pay or declare a dividend in an amount greater than its undivided profits.
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
The Rules recognize three types, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI"), except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Additional Tier 1 capital generally includes noncumulative perpetual preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.
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
In addition to the minimum capital standards, the federal banking agencies have issued regulations to implement a system of "prompt corrective action." These regulations apply to the Bank but not the Company. The regulations establish five capital categories; under the Rules, a bank generally is:
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
Management intends to maintain capital ratios for the Bank in 2018 that exceed the FDIC’s new requirements for the “well-capitalized” capital requirement classification under the Basel Committee on Banking Supervision rules which took effect for the Company on January 1, 2015.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for the Bank primarily because the trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  The Company redeemed $8 million trust preferred securities in August 2017. As a result, the Company has $10 million and $18 million more in regulatory capital than the Bank at December 31, 2017 and 2016, respectively, which explains most of the difference in the capital ratios for the two entities.
The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities.  These examinations must be conducted every 12 months, except that certain “well-capitalized” banks may be examined every 18 months.  The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA PATRIOT Act requires the Company and the Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA PATRIOT Act as in effect on December 31, 2017.
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
Current economic conditions in the State of Alaska pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment. The decrease in the price of oil from 2014 through 2016 has led to a significant deficit in the budget for the State of Alaska, and we believe that absent action by the Alaska state legislature, these deficits are expected to exhaust cash savings of the state within approximately a year. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant writedowns of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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

▪	Erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit the ability of the Company to pursue growth and return profits to shareholders.
If these conditions or similar ones develop, we could experience adverse effects on our financial condition.
Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2017, approximately 71% of the Bank’s loans are secured by real estate and 3% are unsecured. Approximately 26% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy. We believe that the dramatic decline in the global price of oil from 2014 through 2016 poses a significant risk for the Alaskan economy which is heavily dependent on the petroleum industry and if the global price of oil continues to remain at the current relatively low level, the Alaskan economy would likely be adversely affected. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon our business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
Changes in market interest rates could adversely impact the Company.
Our earnings are impacted by changing interest rates.  Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. These impacts may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In particular, increases in interest rates will likely reduce RML’s revenues by further reducing the market for refinancings, as well as the demand for RML’s other residential loan products. Additionally, increases in interest rates may impact our borrowers' ability to make loan payments, particularly in our commercial loan portfolio.
     Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.  Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.  Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.
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
Certain provisions of these new rules have phase-in periods, including a 2.5% conservation buffer, which began to be phased-in in 2016 and is scheduled to take full effect on January 1, 2019. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers have been utilized more frequently in recent years due to the serious national economic conditions that faced the financial system in late 2008 and early 2009.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
We cannot accurately predict the full effects of recent or future legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets and on the Company.  The terms and costs of these activities could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock.
We are subject to more stringent capital and liquidity requirements which may adversely affect our net income and future growth.
In July 2013, the FRB and the FDIC announced the new capital rules, which apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Item 1 Business - Supervision and Regulation” these rules created increased capital requirements for United States depository institutions and their holding companies. These rules include risk-based and leverage capital ratio requirements, which became effective on January 1, 2015. These rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions also became effective January 1, 2015.

Our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.
The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.
The Company is exposed to cyber-attacks in the normal course of business.  In general, cyber incidents can result from deliberate attacks or unintentional events.  We have observed an increased level of attention focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption.  Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites.  Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access.  The objectives of cyber-attacks vary widely and may include theft of financial assets, intellectual property, or other sensitive information belonging to the Company or our customers.  Cyber-attacks may also be directed at disrupting the operations of the Company’s business.
While the Company has not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.
The network and computer systems on which we depend could fail.
Our computer systems could be vulnerable to unforeseen problems. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.
Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.
We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data. The loss of these vendor relationships, or a failure of these vendors' systems, could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services. Further, a cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor's system can be breached despite the procedures we employ.
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
     Residential mortgage lending is a market sector that experiences significant volatility and is influenced by many factors beyond our control.
The Company earns revenue from the residential mortgage lending activities primarily in the form of gains on the sale of mortgage loans that we originate and sell to the secondary market.  Residential mortgage lending in general has experienced substantial volatility in recent periods primarily due to changes in interest rates and other market forces beyond our control. Interest rate changes, such as rate increases implemented by the FRB, may result in lower rate locks and closed loan volume, which may adversely impact the earnings and results of operations of RML. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume and margins.
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
We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding.  Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates; these factors may not be adequate predictors of future loan performance.  Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur.  If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition.  Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our results of operations and financial condition.
We have a significant concentration in real estate lending. A downturn in real estate within our markets would have a negative impact on our results of operations.
Approximately 71% of the Bank’s loan portfolio at December 31, 2017 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impacted residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 51% of the Bank’s loan portfolio at December 31, 2017 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2017, the Bank held $8.7 million of OREO properties, most of which relate to a commercial real estate loan.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO writedowns, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and writedown the carrying value of the properties if the results of our evaluations require it.  Further writedowns on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval.  Under Alaska law, a bank may not declare or pay a dividend in an amount greater than its net undivided profits then on hand. In addition, the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements.  It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments.   It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective rate of earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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
We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; Michael Martin, our Executive Vice President, General Counsel and Corporate Secretary; and Jed W. Ballard, our Executive Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Schierhorn and Martin in the amounts of $2 million each, we may not be able to timely replace Mr. Schierhorn or Mr. Martin with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has in place laws and regulations relating to residential and consumer lending, as well as other activities with customers, that create significant compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations; however, it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

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

ITEM 3.            LEGAL PROCEEDINGS
The Company from time to time may be involved with disputes, claims and litigation related to the conduct of its banking business.  Management does not expect that the resolution of these matters will have a material effect on the Company’s business, financial position, results of operations or cash flows.

ITEM 4.            MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.”    At March 13, 2018, the number of shareholders of record of our common stock was 250. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2017
	High	$32.40	$32.55	$35.35	$37.90
	Low	$27.50	$29.25	$26.45	$32.50
2016
	High	$26.72	$27.52	$28.76	$32.55
	Low	$21.83	$23.27	$25.05	$24.45

In 2017, we paid cash dividends of $0.21 per share in the first and second quarters and $0.22 per share in the third and fourth quarters.  In 2016, we paid cash dividends of $0.19 per share in the first and second quarters and $0.20 per share in the third and fourth quarters.  Cash dividends totaled $6.0 million, $5.4 million, and $5.1 million in 2017, 2016, and 2015, respectively.  On February 22, 2018, the Board of Directors approved payment of a $0.24 per share cash dividend on March 16, 2018, to shareholders of record on March 8, 2018.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized”; the Company expects to receive dividends from the Bank in 2018. Beginning in 2016, a requirement to have a capital conservation buffer began to be phased in, and this requirement could adversely affect the Bank's ability to pay dividends. See "Item 1 Business - Supervision and Regulation" in this report.
Repurchase of Securities
At December, 31, 2017, there are 168,901 shares available under the stock repurchase program. The Company repurchased 58,341 shares in the first nine months of 2017, while no repurchases occurred in the fourth quarter of 2017 or during 2016. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2017. Additional information regarding the Company’s equity plans is presented in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	209,328	$18.36	277,072
Total	209,328	$18.36	277,072
[1]Consists of the Company's 2017 Stock Incentive Plan, which replaced the 2014 Stock Incentive Plan (the "2014 Plan")
[2] Includes 165,361 options awarded under the 2014 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.
Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2012, and ending December 31, 2017.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2012, and that all dividends were reinvested.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/13/16	12/31/17
Northrim BanCorp, Inc.	100.00	119.09	122.39	127.55	156.18	171.98
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2017	2016	2015	2014	2013	2012	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$57,678	$56,357	$56,909	$52,293	$44,034	$42,223	6%
Provision (benefit) for loan losses	3,200	2,298	1,754	(636)	(635)	(1,559)	NM
Other operating income	40,474	43,263	44,608	20,034	12,886	15,432	21%
Compensation expense, RML acquisition payments	130	4,775	4,094	—	—	—	NM
Other operating expense	71,023	71,505	68,551	46,923	38,897	38,679	13%
Income before provision for income taxes	$23,799	$21,042	$27,118	$26,040	$18,658	$20,535	3%
Provision for income taxes	10,321	6,052	8,784	8,173	6,246	7,077	8%
Net Income	13,478	14,990	18,334	17,867	12,412	13,458	—%
Less: Net income attributable to
noncontrolling interest	327	579	551	459	87	512	(9)%
Net income attributable to Northrim Bancorp, Inc.	$13,151	$14,411	$17,783	$17,408	$12,325	$12,946	—%

Year End Balance Sheet
Assets	$1,519,109	$1,526,540	$1,499,492	$1,449,349	$1,215,006	$1,160,107	6%
Portfolio loans	955,667	975,015	980,787	924,504	770,016	704,213	6%
Deposits	1,258,283	1,267,653	1,240,792	1,179,747	1,003,723	970,129	5%
Securities sold under repurchase agreements	27,746	27,607	31,420	19,843	21,143	19,038	8%
Borrowings	7,362	4,338	2,120	26,304	6,527	4,479	10%
Junior subordinated debentures	10,310	18,558	18,558	18,558	18,558	18,558	(11)%
Shareholders' equity	192,802	186,712	177,214	164,441	144,318	136,353	7%
Common shares outstanding	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649	1%

Average Balance Sheet
Assets	$1,511,052	$1,506,522	$1,480,913	$1,335,929	$1,156,500	$1,088,419	7%
Earning assets	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268	973,741	7%
Portfolio loans	981,001	976,613	968,752	893,031	734,427	668,014	8%
Deposits	1,248,333	1,250,243	1,219,445	1,111,594	953,925	909,129	7%
Securities sold under repurchase agreements	29,690	27,322	24,447	20,909	19,454	16,490	12%
Borrowings	5,767	4,215	14,552	4,697	6,130	4,548	5%
Junior subordinated debentures	15,066	18,558	18,558	18,558	18,558	18,558	(4)%
Shareholders' equity	193,129	181,628	169,802	155,591	140,924	131,368	8%
Basic common shares outstanding	6,889,621	6,883,663	6,859,209	6,761,328	6,518,772	6,477,266	1%
Diluted common shares outstanding	6,977,910	6,974,864	6,948,474	6,852,267	6,609,950	6,574,993	1%

Per Common Share Data
Basic earnings	$1.91	$2.09	$2.59	$2.57	$1.89	$2.00	(1)%
Diluted earnings	$1.88	$2.06	$2.56	$2.54	$1.87	$1.97	(1)%
Book value per share	$28.06	$27.07	$25.77	$23.99	$22.07	$20.94	6%
Tangible book value per share(2)	$25.70	$24.70	$22.31	$20.48	$20.86	$19.69	5%
Cash dividends per share	$0.86	$0.78	$0.74	$0.70	$0.64	$0.56	9%

	Years Ended December 31,
	2017	2016	2015	2014	2013	2012	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	0.87%	0.96%	1.20%	1.30%	1.07%	1.19%	(6)%
Return on average equity	6.81%	7.93%	10.47%	11.19%	8.75%	9.85%	(7)%
Equity/assets	12.69%	12.23%	11.82%	11.35%	11.88%	11.75%	2%
Tangible common equity/tangible assets(3)	11.75%	11.28%	10.40%	9.85%	11.30%	11.12%	1%
Net interest margin	4.22%	4.14%	4.27%	4.31%	4.23%	4.34%	(1)%
Net interest margin (tax equivalent)(4)	4.28%	4.20%	4.32%	4.36%	4.29%	4.40%	(1)%
Non-interest income/total revenue	41.24%	43.43%	43.94%	27.70%	22.64%	26.77%	9%
Efficiency ratio (5)	72.39%	76.44%	71.31%	64.48%	67.94%	66.65%	2%
Dividend payout ratio	45.44%	37.59%	28.81%	27.40%	34.18%	28.39%	10%

Asset Quality
Nonperforming loans, net of government guarantees	$21,411	$12,936	$2,125	$3,496	$1,814	$4,529	36%
Nonperforming assets, net of government guarantees	28,729	19,315	5,178	7,231	4,216	9,072	26%
Nonperforming loans/portfolio loans, net of government guarantees	2.24%	1.33%	0.22%	0.38%	0.24%	0.64%	28%
Net charge-offs (recoveries)/average loans	0.15%	0.08%	0.03%	(0.12)%	(0.07)%	(0.21)%	NM
Allowance for loan losses/portfolio loans	2.25%	2.02%	1.85%	1.81%	2.11%	2.33%	(1)%
Nonperforming assets/assets, net of government guarantees	1.89%	1.27%	0.35%	0.50%	0.35%	0.78%	19%

Other Data
Effective tax rate (6)	43%	29%	32%	31%	33%	34%	5%
Number of banking offices(7)	14	14	14	14	10	10	7%
Number of employees (FTE) (8)	429	451	441	426	269	252	11%
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

5In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement.  Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency.  The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income.  Other companies may define or calculate this data differently.  For additional information see the "Other Operating Expense" section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.  See reconciliation to comparable GAAP measurement below.
6The Company’s 2017 results included the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.  The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate reduction from 35% to 21%.  In 2017, the Company applied the newly enacted corporate federal income tax rate of 21%, reducing the value of the Company's net deferred tax asset, resulting in approximately a $2.7 million increase in tax expense.  The final impact of the tax rate change may differ due to changes in assumptions made by the Company or actions the Company may take as a result of tax reform.
7Number of banking offices does not include RML locations
8FTE includes 314 employees of the Bank and 115 employees of RML in 2017, 304 employees of the Bank, 130 employees of RML, and 17 employees of NBG in 2016, 303 employees of the Bank, 124 employees of RML, and 14 employees of NBG in 2015, 294 employees of the Bank, 117 employees of RML, and 15 employees of NBG in 2014, 256 employees of the Bank and 13 employees of NBG in 2013 and 245 employees of the Bank and 7 employees of NBG in 2012.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2017	2016	2015	2014	2013	2012
Total shareholders' equity	$192,802	$186,712	$177,214	$164,441	$144,318	$136,353
Total assets	1,519,109	1,526,540	1,499,492	1,449,349	1,215,006	1,160,107
Total shareholders' equity to total assets ratio	12.69%	12.23%	11.82%	11.35%	11.88%	11.75%

(In Thousands)	2017	2016	2015	2014	2013	2012
Total shareholders' equity	$192,802	$186,712	$177,214	$164,441	$144,318	$136,353
Less: goodwill and other intangible assets, net	16,224	16,324	23,776	24,035	7,942	8,170
Tangible common shareholders' equity	$176,578	$170,388	$153,438	$140,406	$136,376	$128,183
Total assets	$1,519,109	$1,526,540	$1,499,492	$1,449,349	$1,215,006	$1,160,107
Less: goodwill and other intangible assets, net	16,224	16,324	23,776	24,035	7,942	8,170
Tangible assets	$1,502,885	$1,510,216	$1,475,716	$1,425,314	$1,207,064	$1,151,937
Tangible common equity to tangible assets ratio	11.75%	11.28%	10.40%	9.85%	11.30%	11.12%
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2017	2016	2015	2014	2013	2012
Total shareholders' equity	$192,802	$186,712	$177,214	$164,441	$144,318	$136,353
Divided by common shares outstanding	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649
Book value per share	$28.06	$27.07	$25.77	$23.99	$22.07	$20.94

(In thousands, except per share data)	2017	2016	2015	2014	2013	2012
Total shareholders' equity	$192,802	$186,712	$177,214	$164,441	$144,318	$136,353
Less: goodwill and intangible assets, net	16,224	16,324	23,776	24,035	7,942	8,170
	$176,578	$170,388	$153,438	$140,406	$136,376	$128,183
Divided by common shares outstanding	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652	6,511,649
Tangible book value per share	$25.70	$24.70	$22.31	$20.48	$20.86	$19.69

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2017	2016	2015	2014	2013	2012
Net interest income(9)	$57,678	$56,357	$56,909	$52,293	$44,034	$42,223
Divided by average interest-bearing assets	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268	973,741
Net interest margin	4.22%	4.14%	4.27%	4.31%	4.23%	4.34%

(In Thousands)	2017	2016	2015	2014	2013	2012
Net interest income(9)	$57,678	$56,357	$56,909	$52,293	$44,034	$42,223
Plus: reduction in tax expense related to
tax-exempt interest income	872	808	722	583	585	626
	$58,550	$57,165	$57,631	$52,876	$44,619	$42,849
Divided by average interest-bearing assets	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268	973,741
Tax-equivalent net interest margin	4.28%	4.20%	4.32%	4.36%	4.29%	4.40%

Calculation of efficiency ratio

(In Thousands)	2017	2016	2015	2014	2013	2012
Net interest income(9)	$57,678	$56,357	$56,909	$52,293	$44,034	$42,223
Other operating income	40,474	43,263	44,608	20,034	12,886	15,432
Total revenue	98,152	99,620	101,517	72,327	56,920	57,655
Other operating expense	71,153	76,280	72,645	46,923	38,897	38,679
Less intangible asset amortization	100	135	258	289	228	252
Adjusted other operating expense	$71,053	$76,145	$72,387	$46,634	$38,669	$38,427
Efficiency ratio	72.39%	76.44%	71.31%	64.48%	67.94%	66.65%

9Amount represents net interest income before provision for loan losses.

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
ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2017, 2016 and 2015 included elsewhere in this report.

This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
Net income attributable to the Company decreased 9% to $13.2 million or $1.88 per diluted share for the year ended December 31, 2017, from $14.4 million, or $2.06 per diluted share, for the year ended December 31, 2016. Significant items contributing to the decline in 2017 compared to 2016 were:

•	the revaluation of the Company's deferred tax assets to comply with recently enacted federal tax legislation,

•
a decline in net income attributable to the Company in the Home Mortgage Lending segment due primarily to the relative general weakness of the Alaska economy and a writedown in the carrying value of the Company's minority ownership interest in a mortgage origination business owned by RML,

•
an increase in the provision for loan losses mostly as a result of an increase in nonperforming loans, net of government guarantees, as well as an increase in the portion of the allowance for loan losses specific to impaired loans,

•	one-time costs associated with the conversion of the Company's core system, and

•	an increase in expenses associated with OREO, net of gains on the sale of OREO and rental income on OREO properties.

These items were partially offset by a $4.4 million gain recognized on the sale of the assets of NBG and a decrease in compensation expense for acquisition payments related to the Company's 2014 acquisition of RML.
The following are other significant items for the year ended December 31, 2017:

•
Total revenues, which include net interest income plus other operating income, decreased 1% to $98.2 million in 2017 from $99.6 million in 2016. This decrease mainly reflects decreased mortgage banking income, which was partially offset by the gain on the sale of the assets of NBG.

•
Average portfolio loans increased slightly to $981.0 million in 2017 compared to $976.6 in 2016, primarily reflecting growth in the commercial and construction loan portfolios which was partially offset by a decrease in the commercial real estate loan portfolio.

•
The provision for loan losses increased in 2017 to $3.2 million from $2.3 million in 2016. We experienced net charge-offs of $1.4 million in 2017 as compared to $754,000 in 2016; additionally, nonperforming loans, net of government guarantees, increased to $21.4 million at the end of 2017 compared to $12.9 million at the end of 2016, while total adversely classified loans, net of government guarantees at December 31, 2017 decreased from $35.6 million at December 31, 2016 to $33.8 million at December 31, 2017. The allowance for loan losses (“Allowance”) totaled 2.25% of total portfolio loans at December 31, 2017, compared to 2.02% at December 31, 2016.  The Allowance compared to nonperforming loans, net of government guarantees, decreased to 100% at December 31, 2017 from 152% at December 31, 2016.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital to Risk Adjusted Assets of 14.65% at December 31, 2017 as compared to 14.54% at December 31, 2016.

•
Book value per share increased 3.7% to $28.06 per share at December 31, 2017 compared to $27.07 per share at December 31, 2016 while tangible book value increased 4.0% to $25.70 per share at December 31, 2017, compared to $24.70 per share at December 31, 2016. Tangible book value per share is a non-GAAP ratio defined as shareholders' equity, less intangible assets, divided by common shares outstanding. Management believes that tangible book value is a useful measurement of the value of the Company's equity because it excludes the effect of intangible assets on the Company's equity. See reconciliation to book value per share, the most comparable GAAP measurement under "Selected Financial Data - Reconciliation of Selected Financial Data to GAAP Financial Measures" in this report.

•	The aggregate cash dividends paid by the Company in 2017, rose 10% to $0.86 per diluted share from $0.78 per diluted share paid in 2016.

•
The Company repurchased 58,341 shares of its common stock in the third quarter of 2017 at an average price of $27.56 per share, leaving 168,901 shares available under the previously announced repurchase authorization.

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

•
An interest rate swap executed in September 2017 effectively converts the floating rate of interest on the remaining $10.0 million in outstanding junior subordinated debt from 90-day LIBOR plus 1.37%, or 2.96% as of December 31, 2017, to a fixed rate of 3.72% through the junior subordinated debt's final maturity date of March 15, 2036.

Critical Accounting Policies
The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.
Allowance for loan losses:  The Company maintains an Allowance to reflect inherent losses in its loan portfolio as of the balance sheet date.  The Company performs regular credit reviews of the loan portfolio to determine the credit quality and adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. These risk ratings are then consolidated into five classes, which include pass, special mention, substandard, doubtful and loss. These classes are a primary factor in determining an appropriate amount for the allowance for loan losses. Each class is assessed an inherent credit loss factor that determines an amount of allowance for loan losses provided for that group of loans. This allowance is then adjusted for qualitative factors, by segment and class.  Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses.  Some factors that management considers in determining the qualitative adjustment to the general reserve include loan quality trends in our own portfolio, the degree of concentrations of large borrowers in our loan portfolio, national and local economic trends, business conditions, underwriting policies and standards, trends in local real estate markets, effects of various political activities, peer group data, and internal factors such as underwriting policies and expertise of the Company’s employees.
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals and other sources of information.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.
If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the Allowance or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan losses.

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
Based on our methodology and its components, management believes the resulting Allowance is adequate and appropriate for the risk identified in the Company's loan portfolio.  Given current processes employed by the Company, management believes the segments, classes, and estimated loss rates currently assigned are appropriate.  It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements.  In addition, current loan classes and fair value estimates of collateral are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.  Although we have established an Allowance that we consider adequate, there can be no assurance that the established Allowance will be sufficient to offset losses on loans in the future. In addition, a substantial percentage of our loan portfolio is secured by real estate; as a result, a significant decline in real estate market values may require an increase in the Allowance.
Valuation of goodwill and other intangibles:  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2017 and 2016 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2017, the Company performed its annual impairment test by performing the first step of the comprehensive impairment analysis. The Company estimated the fair value of the Company using four valuation methodologies including a comparable transactions approach, a control premium approach, a public market peers approach and a discounted cash flow approach. We then compared the estimated fair value of the Company to the carrying value and concluded that no potential impairment existed as of December 31, 2017.
Valuation of OREO:  OREO represents properties acquired through foreclosure or its equivalent.  Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss.  The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings.  Any subsequent reduction in the carrying value is charged against earnings. Management's evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. The amounts ultimately recovered from the sale of OREO may differ from the carrying value of the assets because of market factors beyond the Company's control or due to changes in the Company's strategies for recovering the investment.
Mortgage servicing rights:  The Company measures mortgage servicing rights ("MSRs") at fair value on a recurring basis and reports changes in fair value through earnings in mortgage banking income in the period in which the change occurs. Fair value adjustments encompass market-driven valuation changes and the decrease in value that occurs from the passage of time, which are separately reported. Retained MSRs are measured at fair value as of the date of sale. Initial and subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
Fair Value:   A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income, purchased receivables products, sales of employee benefit plans (through August of 2017, when we sold the assets of NBG), service charges and fees, bankcard fees and rental income.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, data processing, marketing, and professional services expenses and compensation expense for RML acquisition payments. Interest income and cost of funds, or interest expense, are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities and by competition in our markets.
We earned net income attributable to the Company of $13.2 million in 2017, compared to net income of $14.4 million in 2016, and $17.8 million in 2015.  During these periods, net income per diluted share was $1.88, $2.06, and $2.56, respectively.  The decrease in net income in 2017 compared to 2016 was primarily due to an increase of $4.3 million in provision for income taxes and an increase of $902,000 in the provision for loan losses, as well as a decrease of $2.8 million in other operating income, which was primarily driven by a reduction in mortgage banking income. These changes were only partially offset by a $1.3 million increase in net interest income and a $4.6 million decrease in compensation expense - RML acquisition payments in 2017 compared to 2016. The decrease in net income in 2016 compared to 2015 was primarily due to an increase of $2.9 million in salaries and other personnel expense and an increase of $554,000 in the provision for loan losses, as well as decreases of $1.3 million and $552,000 in other operating income and net interest income, respectively, in 2016 as compared to 2015.
Net Interest Income / Net Interest Margin
Net interest income is the difference between interest income from loan and investment securities portfolios and interest expense on customer deposits and borrowings.  Net interest income in 2017 was $57.7 million, compared to $56.4 million in 2016, and $56.9 million in 2015.  The increase in 2017 as compared to 2016 was mainly due to increased interest income earned on long- and short-term investments and loans primarily due to higher yields in 2017 compared to the prior year. The decrease in 2016 as compared to 2015 was primarily due to decreased interest income earned on loans and loans held for sale mainly due to lower yields, which was only partially offset by increased interest income on long-term investments due to higher balances.
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
During the years ended December 31, 2017, 2016, and 2015, net interest margins were 4.22%, 4.14%, and 4.27%, respectively. The increase in the net interest margin in 2017 as compared to 2016 is primarily the result of higher yields on all interest-earning assets. The decrease in net interest margin in 2016 as compared to 2015 is primarily the result of lower yields on portfolio loans as well as an unfavorable change in the mix of interest-earning assets as average portfolio loans decreased as a percentage of total interest-earning assets. The Company intends to continue to implement strategies designed to grow our loan portfolio, while actively managing non-performing assets, to offset the negative effect that today's relatively low interest rates have on our net interest margin.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2017			2016			2015
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$981,001	$53,301	5.43%	$976,613	$52,905	5.42%	$968,752	$54,070	5.58%
Loans held for sale	44,047	1,740	3.95%	52,012	1,872	3.60%	55,243	2,096	3.79%
Long-term Investments(3)	305,211	4,634	1.52%	296,214	3,936	1.33%	252,354	3,461	1.37%
Short-term investments(4)	36,944	433	1.17%	37,074	205	0.55%	57,753	153	0.26%
Total interest-earning assets	$1,367,203	$60,108	4.40%	$1,361,913	$58,918	4.33%	$1,334,102	$59,780	4.48%
Noninterest-earning assets	143,849			144,609			146,811
Total	$1,511,052			$1,506,522			$1,480,913
Interest-bearing deposits	$829,918	$1,707	0.21%	$803,877	$1,870	0.23%	$788,916	$1,939	0.25%
Borrowings	50,523	723	1.43%	50,095	691	1.38%	57,557	932	1.62%
Total interest-bearing liabilities	$880,441	$2,430	0.28%	$853,972	$2,561	0.30%	$846,473	$2,871	0.34%
Noninterest-bearing demand deposits	418,415			446,366			430,529
Other liabilities	19,067			24,556			34,109
Equity	193,129			181,628			169,802
Total	$1,511,052			$1,506,522			$1,480,913
Net interest income		$57,678			$56,357			$56,909
Net interest margin			4.22%			4.14%			4.27%
Average portfolio loans to average-earnings assets	71.75%			71.71%			72.61%
Average portfolio loans to average total deposits	78.58%			78.11%			79.44%
Average non-interest deposits to average total deposits	33.52%			35.70%			35.31%
Average interest-earning assets to average interest-bearing liabilities	155.29%			159.48%			157.61%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.2 million, $3.1 million and $3.5 million for 2017, 2016 and 2015, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $18.1 million, $7.2 million, and $4.3 million in 2017, 2016 and 2015, respectively.

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

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$238	$158	$396	$444	($1,609)	($1,165)
Loans held for sale	(364)	232	(132)	(119)	(105)	(224)
Long-term investments	123	575	698	579	(104)	475
Short term investments	(1)	229	228	(26)	78	52
Total interest income	($4)	$1,194	$1,190	$878	($1,740)	($862)
Interest Expense:
Interest-bearing deposits	$64	($227)	($163)	$38	($107)	($69)
Borrowings	6	26	32	(113)	(128)	(241)
Total interest expense	$70	($201)	($131)	($75)	($235)	($310)

Provision for Loan Losses
We recorded a provision for loan losses in 2017 of $3.2 million, compared to $2.3 million and $1.8 million in 2016 and 2015, respectively.  The loan loss provision increased in 2017 compared to 2016 primarily due to an increase in nonperforming loans and an increase in the portion of the Allowance specific to impaired loans in 2017 compared to 2016. The loan loss provision increased in 2016 compared to 2015 primarily due to an increase in nonperforming loans as well as increases in qualitative factors mostly due to softening in the Alaskan economy in 2016 compared to 2015. See the “Allowance for Loan Losses” section under “Financial Condition” and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2017	$ Change	% Change	2016	$ Change	% Change	2015
Other Operating Income
Mortgage banking income	$23,287	($6,220)	(21)%	$29,507	($106)	—%	$29,613
Gain on sale of Northrim Benefits Group	4,445	4,445	NM	—	—	NM	—
Purchased receivable income	2,975	628	27%	2,347	60	3%	2,287
Bankcard fees	2,597	(73)	(3)%	2,670	(1)	—%	2,671
Employee benefit plan income	2,506	(1,264)	(34)%	3,770	119	3%	3,651
Service charges on deposit accounts	1,614	(384)	(19)%	1,998	(105)	(5)%	2,103
Other loan fees	566	38	7%	528	88	20%	440
Rental income	532	108	25%	424	(23)	(5)%	447
Gain on loans acquired - APB	189	18	11%	171	(742)	(81)%	913
Gain (loss) on sale of securities	11	22	(200)%	(11)	(282)	(104)%	271
Other income	1,752	(107)	(6)%	1,859	(353)	(16)%	2,212
Total other operating income	$40,474	($2,789)	(6)%	$43,263	($1,345)	(3)%	$44,608

2017 Compared to 2016
The most significant changes in other operating income in 2017 were decreases in mortgage banking income and employee benefit plan income, which were partially offset by a $4.4 million gain on the sale of the assets of NBG. Mortgage banking income, which is the largest component of other operating income and represented 58% of total other operating income in 2017 and consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees, decreased to $23.3 million in 2017 from $29.5 million in 2016, mainly due to lower mortgage production revenue resulting from lower realized gains on the sale of mortgage loans, which was partially offset by increased mortgage servicing revenue. The overall decline in mortgage banking income is primarily the result of the slowing of the Alaskan economy. Employee benefit plan income decreased in 2017 compared to 2016 primarily due to the sale of the assets of NBG in August 2017. Lastly, purchased receivable income increased mostly due to higher yields and balances in 2017 compared to 2016 and service charges on deposit accounts decreased primarily due to lower non-sufficient funds fees.
2016 Compared to 2015
The most significant changes in other operating income in 2016 were a decrease in gains on the disposition of loans acquired in the APB transaction at a discount to par values and in gains on the sale of investment securities. Mortgage banking income, which is the largest component of other operating income and represented 68% of total other operating income in 2016 and consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees, decreased slightly to $29.5 million in 2016 from $29.6 million in 2015 mainly due to lower mortgage production revenue resulting from lower realized gains on the sale of mortgage loans and the change in fair value of mortgage loan commitments, which was mostly offset by increased mortgage servicing revenue. Service charges on deposit accounts also decreased in 2016 compared to 2015 in part due to lower non-sufficient funds fees. These decreases were partially offset by an increase in employee benefit plan income mostly due to growth in NBG's core business operations, higher other loan fees due to increased commercial loan servicing revenue, and higher purchased receivable income mostly due to higher yields in 2016 compared to 2015 .
Other Operating Expense
The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2017	$ Change	% Change	2016	$ Change	% Change	2015
Other Operating Expense
Salaries and other personnel expense	$44,721	($2,031)	(4)%	$46,752	$2,821	6%	$43,931
Occupancy expense	6,752	290	4%	6,462	130	2%	6,332
Data processing expense	5,549	670	14%	4,879	566	13%	4,313
Marketing expense	2,566	117	5%	2,449	(279)	(10)%	2,728
Professional and outside services	2,365	(432)	(15)%	2,797	(183)	(6)%	2,980
Insurance expense	1,161	138	13%	1,023	(316)	(24)%	1,339
Compensation expense - RML acquisition payments	130	(4,645)	(97)%	4,775	681	17%	4,094
Intangible asset amortization	100	(35)	(26)%	135	(123)	(48)%	258
Loss on sale of premise and equipment	3	(349)	NM	352	315	851%	37
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	420	116	38%	304	81	36%	223
Impairment on OREO	904	717	383%	187	(174)	(48)%	361
Rental income on OREO	(116)	(18)	(18)%	(98)	(18)	(23)%	(80)
Gains on sale of OREO	(371)	(76)	(26)%	(295)	19	6%	(314)
Subtotal	837	739	(754)%	98	(92)	(48)%	190
Other expenses	6,969	411	6%	6,558	115	2%	6,443
Total other operating expense	$71,153	($5,127)	(7)%	$76,280	$3,635	5%	$72,645

2017 Compared to 2016
Other operating expense decreased in 2017 as compared to the prior year primarily due to decreased costs in compensation expense - RML acquisition payments and salaries and other personnel expense, and, to a lesser extent, professional and outside services expense and loss on sale of premises and equipment. Compensation expense - RML acquisition payments decreased $4.6 million in 2017 as compared to 2016 due in part to the fact that 2016 included a $2.3 million non-cash error correction that covered the period from December 1, 2014, through June 30, 2016. The remainder of the decrease in compensation expense - RML acquisition payments resulted from a decrease in net income from RML. Salaries and other personnel expense decreased primarily due to lower originator commission expense in the home mortgage lending segment due to lower home mortgage loan originations. These decreases were partially offset by increases in impairment on OREO expense and data processing expense in 2017 compared to 2016. Impairment on OREO increased in 2017 as compared to 2016 due to writedowns on two OREO properties resulting from a decrease in sales price assumptions. Data processing expense increased in 2017 as compared to 2016 mostly due to higher software amortization and maintenance expense.
2016 Compared to 2015
Other operating expense increased in 2016 as compared to the prior year primarily due to increased costs in salaries and other personnel expense and compensation expense - RML acquisition payments, and, to a lesser extent, data processing expense, occupancy expense and professional and outside services. Salaries and other personnel expenses increased on an approximately equal basis in both the community banking segment and home mortgage lending segment in 2016. Salaries and other personnel expense related to the operations of the community banking segment increased $1.4 million mainly due to higher medical costs and increases in various other benefits costs, as well as normal cost of living and performance based annual salary increases. The home mortgage lending segment had an increase in salaries and other personnel expense primarily attributable to an increase in full-time equivalent employees for new management and marketing positions and the addition of a new location in Wasilla. While compensation expense - RML acquisition payments increased $681,000 in 2016 as compared to 2015. This expense item in 2016 included a $2.3 million non-cash error correction that covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the accounting treatment of these payments also increased compensation expense - RML acquisition payments in the third and fourth quarters of 2016. The total increase in compensation expense - RML acquisition payments in 2016 resulting from the error correction and prospective change in accounting was $3.0 million. These increases were partially offset by slight decreases in insurance expense and marketing expense in 2016 compared to 2015.
Income Taxes
The provision for income taxes increased $4.3 million or 71%, to $10.3 million in 2017 as compared to 2016 and decreased $2.7 million or 31%, to $6.1 million in 2016 as compared to 2015.  The increase in 2017 includes $2.7 million in expense for the revaluation of the Company's net deferred tax asset resulting from a decrease in the corporate tax rate included in federal tax legislation enacted in December 2017. Additionally, the changes in total income tax expense for these periods are due primarily to the 13% increase in income before income taxes in 2017 compared to the previous year and a 22% decrease in income before income taxes in 2016 compared to 2015.  Additionally, the Company's effective tax rates were 43%, 29%, and 32% in 2017, 2016, and 2015, respectively. The increase in the effective tax rate in 2017 compared to 2016 is mainly due to the increase in expense resulting from the revaluation of the Company's net deferred tax asset. The decrease in effective tax rate in 2016 compared to 2015 is mainly due to higher tax credits and tax-exempt income as a percentage of pre-tax income in 2016 as compared to 2015. The Company believes its effective tax rate will decline to between 19% and 20% due to the new federal tax legislation in 2018.

FINANCIAL CONDITION
Investment Securities
The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 100% of the portfolio as of December 31, 2017 and are available to meet liquidity requirements.

Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2017 decreased $19.4 million, or 6%, to $312.8 million from $332.1 million at December 31, 2016.  The decrease at December 31, 2017 as compared to December 31, 2016 is primarily due to a portion of the proceeds from sales, maturities, and security calls being held in short-term investment funds at December 31, 2017. The average maturity of the investment portfolio was approximately two years at December 31, 2017.
Investment securities may be pledged as collateral to secure public deposits or borrowings.  At December 31, 2017 and 2016, $51.6 million and $50.9 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities decreased at December 31, 2017 as compared to December 31, 2016 because the Company had decreased balances in tri-party accounts at December 31, 2017.
The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2017:
U.S. Treasury and government sponsored entities	$250,794	$249,461
Municipal Securities	14,395	14,421
Corporate Bonds	36,654	37,132
Collateralized Loan Obligations	6,000	6,005
Preferred Stock	5,422	5,731
Total	$313,265	$312,750
2016:
U.S. Treasury and government sponsored entities	$264,267	$263,361
Municipal Securities	18,184	18,157
U.S. Agency Mortgage-backed Securities	2	2
Corporate Bonds	44,437	44,732
Preferred Stock	4,922	4,967
Total	$331,812	$331,219
2015:
U.S. Treasury and government sponsored entities	$238,116	$237,436
Municipal Securities	10,227	10,326
U.S. Agency Mortgage-backed Securities	818	809
Corporate Bonds	39,049	39,018
Preferred Stock	3,549	3,524
Total	$291,759	$291,113
Securities Held to Maturity:
2017:
Municipal Securities	$—	$—
Total	$—	$—
2016:
Municipal Securities	$899	$922
Total	$899	$922
2015:
Municipal Securities	$903	$959
Total	$903	$959

The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2017:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$112,755	$136,706	$—	$—	$249,461
Weighted average yield	1.08%	1.63%	—%	—%	1.38%
Municipal securities
Balance	$3,728	$10,693	$—	$—	$14,421
Weighted average yield	1.64%	2.66%	—%	—%	2.40%
Corporate bonds
Balance	$4,504	$21,952	$10,676	$—	$37,132
Weighted average yield	2.10%	2.14%	2.58%	—%	2.26%
Collateralized loan obligations
Balance	$—	$—	$3,000	$3,005	$6,005
Weighted average yield	—%	—%	3.03%	3.09%	3.06%
Preferred Stock
Balance	$—	$—	$—	$5,731	$5,731
Weighted average yield	—%	—%	—%	6.37%	6.37%
Total
Balance	$120,987	$169,351	$13,676	$8,736	$312,750
Weighted average yield	1.14%	1.76%	2.68%	5.20%	1.65%

The Company’s investment in preferred stock does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2017, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
Loans
Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. To a lesser extent, through our wholly-owned subsidiary RML, we also originate mortgage loans which we sell to the secondary market. We also retain servicing rights on mortgage loans originated by RML and sold to the Alaska Housing Finance Corporation ("AHFC").  We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending.  These types of lending have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending.  However, they also involve greater risks, including greater exposure to changes in local economic conditions.
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $27.5 million at December 31, 2017.  At December 31, 2017, the Company had two relationships whose total direct and indirect commitments exceeded $27.5 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.
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
The Company acquired $138.4 million in loans in connection with the acquisition of APB on April 1, 2014. The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$313,769	32.8%	$278,178	28.5%	$272,441	27.8%	$272,605	29.5%	$273,272	35.5%
Real estate construction one-to-four family	31,201	3.3%	26,061	2.7%	44,488	4.5%	34,842	3.8%	30,161	3.9%
Real estate construction other	80,093	8.4%	72,159	7.4%	74,956	7.6%	91,195	9.9%	32,599	4.2%
Real estate term owner occupied	132,098	13.8%	152,178	15.6%	143,741	14.7%	120,720	13.1%	99,894	13.0%
Real estate term non-owner occupied	319,459	33.4%	356,601	36.6%	347,516	35.4%	301,815	32.6%	269,749	35.0%
Real estate term other	40,411	4.2%	45,402	4.7%	46,672	4.8%	44,385	4.8%	33,821	4.4%
Consumer secured by 1st deeds of trust	22,873	2.4%	23,589	2.4%	26,673	2.7%	32,000	3.5%	16,483	2.1%
Consumer other	19,919	2.1%	25,281	2.6%	28,912	2.9%	31,493	3.4%	18,058	2.3%
Subtotal	$959,823		$979,449		$985,399		$929,055		$774,037
Less: Unearned origination fee,
net of origination costs	(4,156)	(0.4)%	(4,434)	(0.5)%	(4,612)	(0.5)%	(4,551)	(0.5)%	(4,021)	(0.5)%
Total portfolio loans	$955,667		$975,015		$980,787		$924,504		$770,016

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and to a lesser extent guaranteed by the United States Department of Agriculture, as well as commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $313.8 million at December 31, 2017 from $278.2 million at December 31, 2016 and represented approximately 33% and 29% of our total loans outstanding as of December 31, 2017 and December 31, 2016, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2017, commercial real estate loans decreased to $492.0 million from $554.2 million at December 31, 2016, and represented approximately 51% and 57% of our loan portfolio as of December 31, 2017 and December 31, 2016, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
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
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans increased in 2017 to $111.3 million, up from $98.2 million in 2016, and represented approximately 12% and 10% of our loan portfolio in December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, approximately $30.5 million or 27%, of the Company's construction loans were for low income housing tax credit projects as compared to $31.7 million or 32% as of December 31, 2016.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $70.8 million, or approximately 7% of loans as of December 31, 2017 have direct exposure to the oil and gas industry as compared to $57.4 million, or approximately 6% of loans as of December 31, 2016. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2017 or 2016, but the $70.8 million outstanding as of December 31, 2017 noted above does include $9.2 million related to the construction of an oil rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $53.5 million and $52.1 million at December 31, 2017 and 2016, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.8 million and $1.5 million as of December 31, 2017 and 2016, respectively.
The following table details loan balances by loan segment asset quality rating ("AQR") and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2017
AQR Pass	$48,601	$—	$—	$9,731	$7,778	$—	$—	$435	$66,545
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total loans	$52,835	$—	$—	$9,731	$7,778	$—	$—	$435	$70,779
December 31, 2016
AQR Pass	$34,746	$—	$—	$10,120	$8,173	$—	$—	$—	$53,039
AQR Substandard	$4,386	$—	$—	$—	$—	$—	$—	$—	$4,386
Total loans	$39,132	$—	$—	$10,120	$8,173	$—	$—	$—	$57,425
Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2017:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$129,799	$93,977	$89,993	$313,769
Real estate construction one-to-four family	29,361	1,840	—	31,201
Real estate construction other	45,855	24,282	9,956	80,093
Real estate term owner occupied	3,628	27,695	100,775	132,098
Real estate term non-owner occupied	23,903	111,254	184,302	319,459
Real estate term other	8,173	7,861	24,377	40,411
Consumer secured by 1st deeds of trust	227	1,683	20,963	22,873
Consumer other	282	5,446	14,191	19,919
Total	$241,228	$274,038	$444,557	$959,823
Fixed interest rate	$123,459	$73,371	$60,018	$256,848
Floating interest rate	117,769	200,667	384,539	702,975
Total	$241,228	$274,038	$444,557	$959,823

     At December 31, 2017, 62% of the portfolio was scheduled to mature or reprice in 2018 with 36% scheduled to mature or reprice between 2019 and 2022.
As of December 31, 2017, approximately 70% of commercial loans are variable rate loans, of which 70% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
At December 31, 2017, the interest rates for approximately 89% of commercial real estate loans are variable, of which 51% reset within one year. Approximately 45% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or Boston FHLB rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights:   The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. All residential mortgage loans originated and sold in 2017 and 2016 were newly originated loans that did not affect nonperforming loans. The Company also has a mortgage servicing portfolio which is comprised of 1-4 family loans serviced for FHLMC and AHFC. The Company retains servicing rights on all mortgage loans originated by RML and sold to AHFC. Mortgages originated by RML and sold to AHFC represent approximately 26% and 20% of the mortgages originated by RML in 2017 and 2016, respectively. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of mortgage servicing rights is impacted by market rates for mortgage loans primarily due to how changes in interest rates affect prepayments of mortgage loans. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential mortgage servicing rights assets may decrease in value. Generally, the fair value of our residential mortgage servicing rights are expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2017	2016	2015	2014	2013
Nonperforming loans
Nonaccrual loans	$21,626	$13,893	$3,686	$4,674	$1,815
Accruing loans past due 90 days or more	252	456	—	—	—
Government guarantees on nonperforming loans	(467)	(1,413)	(1,561)	(1,178)	(1)
Nonperforming loans, net of government guarantees	$21,411	$12,936	$2,125	$3,496	$1,814
Real estate owned & repossessed assets	8,651	6,574	3,053	4,626	2,402
Government guarantees on nonperforming assets	(1,333)	(195)	—	(891)	—
Total nonperforming assets	$28,729	$19,315	$5,178	$7,231	$4,216

Performing restructured loans	$7,668	$6,131	$11,804	$5,353	$6,635

Loans measured for impairment	$31,967	$38,656	$34,640	$11,297	$8,751
Government guarantees on loans measured for impairment	(1,475)	(1,635)	(1,838)	(2,807)	—
Loans measured for impairment, net of government guarantees	$30,492	$37,021	$32,802	$8,490	$8,751

Allowance for loan losses to portfolio loans	2.25%	2.02%	1.85%	1.81%	2.11%
Allowance for loan losses to nonperforming loans, net of government guarantees	100%	152%	854%	478%	898%
Nonperforming loans, net of government guarantees to portfolio loans	2.24%	1.33%	0.22%	0.38%	0.24%
Nonperforming assets, net of government guarantees to total assets	1.89%	1.27%	0.35%	0.50%	0.35%

The Company’s nonperforming loans, net of government guarantees increased in 2017 to $21.4 million as compared to $12.9 million in 2016. This increase was primarily due to the addition of two borrowing relationships to nonaccrual status in 2017. There was interest income of $142,000, $181,000, and $617,000 recognized in net income for 2017, 2016, and 2015 respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had three relationships that represented more than 10% of nonaccrual loans as of December 31, 2017.
 The Company had $7.7 million and $6.1 million in loans classified as troubled debt restructuring loans ("TDRs") that were performing as of December 31, 2017 and 2016, respectively.  Additionally, there were $16.2 million and $10.1 million in TDRs included in nonaccrual loans at December 31, 2017 and 2016 for total TDRs of $23.8 million and $16.2 million at December 31, 2017 and 2016, respectively.  The increase in TDRs at December 31, 2017 as compared to 2016 was primarily due to several additions to loans classified as TDRs that were only partially offset by paydowns on TDRs in 2017.  See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
At December 31, 2017, the Company had $30.5 million in loans measured for impairment, net of government guarantees as compared to $37.0 million in loans measured for impairment, net of government guarantees at December 31, 2016. The decrease of $6.5 million is mostly attributable to the transfer of one large borrowing relationship from loans to OREO. The total amount of loans measured for impairment for this borrower was $5.9 million.
At December 31, 2017, management had identified potential problem loans of $9.5 million as compared to potential problem loans of $18.2 million at December 31, 2016.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $8.7 million decrease in potential problem loans at December 31, 2017 from December 31, 2016 was primarily due to one $11.4 million relationship that was upgraded and a $4.6 million relationship which moved to OREO. These decreases were partially offset by the addition of one $6.3 million relationship.
The following summarizes OREO activity for the periods indicated:

(In Thousands)	2017	2016	2015
Balance, beginning of the year	$6,574	$3,053	$4,607
Transfers from loans	5,912	4,036	1,259
Investment in other real estate owned	—	311	—
Proceeds from the sale of other real estate owned	(3,302)	(934)	(2,733)
Gain on sale of other real estate owned, net	371	295	315
Deferred gain on sale of other real estate owned	—	—	(34)
Impairment on other real estate owned	(904)	(187)	(361)
Balance, end of year	$8,651	$6,574	$3,053

At December 31, 2017 and 2016 the Company held $8.7 million and $6.6 million, respectively, of OREO assets.  At December 31, 2017, OREO consists of $3.0 million in residential lots in various stages of development and a $5.7 million commercial building.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2017, additions to OREO totaled $5.9 million which included a $5.7 million commercial building and a $167,000 single-family residence. During 2017, the Company received approximately $3.3 million in proceeds from the sale of OREO which included $672,000 from the sale of multi-family residential units, $1.4 million from the sale of lots and land, $832,000 from the sale of single-family residences, $360,000 from the sale of a commercial building, and $33,000 from recovery of guarantees on previously disposed OREO properties.  The Company recognized $391,000, $295,000, and $284,000 in gains and $19,000, $0, and $0 in losses on the sale of OREO properties in 2017, 2016, and 2015, respectively.

The Company also recognized $0, $0, and $34,000 in gains on sales previously deferred resulting in net gains of $371,000, $295,000, and $315,000 in 2017, 2016, and 2015, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $262,000 at December 31, 2017 and 2016.
The Company did not make any loans to facilitate the sale of OREO in 2017, 2016, or 2015.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
The Company recognized impairments of $904,000, $187,000 and $361,000 in 2017, 2016, and 2015, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, decrease in expected sales prices, and changes in the Anchorage, Fairbanks, and the Southeastern Alaska real estate markets.
Allowance for Loan Losses
The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•
A specific allocation for impaired loans.  Management determines the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  See Note 23 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded.  If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.

•
A general allocation - The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance.  The Company disaggregates the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time.  This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

The Company first disaggregates the loan portfolio into the following eight segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system.  The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of this report.  There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2017.

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

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2017 and 2016, the unallocated allowance as a percentage of the total Allowance was 16% and 7%, respectively.

The following table shows the allocation of the Allowance for the years indicated:

	2017		2016		2015		2014		2013
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$6,172	34%	$5,535	28%	$5,906	28%	$5,643	33%	$5,779	39%
Real estate construction one-to-four family	629	3%	550	3%	854	4%	644	4%	557	4%
Real estate construction other	1,566	8%	1,465	7%	1,439	8%	1,653	10%	539	4%
Real estate term owner occupied	2,194	14%	2,358	16%	1,657	15%	1,580	12%	1,583	12%
Real estate term non-owner occupied	6,043	33%	6,853	37%	5,515	35%	4,704	31%	4,297	33%
Real estate term other	725	4%	819	5%	628	4%	656	4%	537	4%
Consumer secured by 1st deeds of trust	315	2%	313	2%	264	3%	285	3%	322	2%
Consumer other	307	2%	408	2%	397	3%	410	3%	390	2%
Unallocated	3,510	—%	1,396	—%	1,493	—%	1,148	—%	2,278	—%
Total	$21,461	100%	$19,697	100%	$18,153	100%	$16,723	100%	$16,282	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$19,697	$18,153	$16,723	$16,282	$16,408
Charge-offs:
Commercial	(1,611)	(903)	(616)	(319)	(1,018)
Real estate construction one-to-four family	—	(535)	—	—	—
Real estate term non-owner occupied	—	—	—	(160)	—
Real estate term other	(5)	—	(81)	—	—
Consumer secured by 1st deeds of trust	(85)	(36)	(28)	(59)	(14)
Consumer other	(43)	(8)	(101)	(87)	(164)
Total charge-offs	(1,744)	(1,482)	(826)	(625)	(1,196)
Recoveries:
Commercial	293	699	379	1,041	1,049
Real estate construction one-to-four family	—	—	—	625	77
Real estate construction other	—	—	—	—	79
Real estate term non-owner occupied	—	—	—	—	488
Real estate term other	2	—	107	—	—
Consumer secured by 1st deeds of trust	2	—	3	4	—
Consumer other	11	29	13	32	12
Total recoveries	308	728	502	1,702	1,705
Net, recoveries (charge-offs)	(1,436)	(754)	(324)	1,077	509
Provision (benefit) for loan losses	3,200	2,298	1,754	(636)	(635)
Balance at end of year	$21,461	$19,697	$18,153	$16,723	$16,282
Ratio of net charge-offs to average loans
outstanding during the period	0.15%	0.08%	0.03%	(0.12)%	(0.07)%

In accordance with GAAP, loans acquired in connection with our acquisition of APB on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishment of an allowance. Management assesses the credit impairment for the loans that were acquired in connection with the acquisition of APB as part of the on-going monitoring of the credit quality of the Company's entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net chargeoffs, and movement in loan balances within the risk classifications. As of December 31, 2017, $629,000 of the original $141.5 million of purchased loans, or 0.44%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of December 31, 2017, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2017 or 2016, respectively. There was no Allowance related to acquired loans at December 31, 2017 or 2016, however, the purchase discount related to these acquired credit impaired loans was $803,000 and $1.1 million as of December 31, 2017 and 2016, respectively.
The provision for loan losses in 2017 as compared to 2016 increased $902,000 to $3.2 million compared to $2.3 million in 2016. This increase is primarily due to an increase in nonperforming loans and the portion of the Allowance specific to impaired loans. The Company determined that an Allowance of $21.5 million, or 2.25% of portfolio loans, is appropriate as of December 31, 2017 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2016 as compared to 2015 increased $544,000 to $2.3 million compared to $1.8 million in 2015. This increase was primarily due an increase in nonperforming loans in 2016 compared to the prior year as well as an increase in qualitative factors mostly due to softening in the Alaska economy in 2016. The provision for loan losses in 2015 as compared to 2014 increased $2.4 million to $1.8 million compared to a benefit, or negative expense, of $636,000 in 2014. This increase was primarily due to net recoveries on loans in 2014 that led to a negative loan loss provision in that year. The provision for loan losses in 2014 as compared to 2013 was relatively flat despite an increase in net recoveries in 2014 primarily due to an increase in loan volume that same year.

While management believes that it uses the best information available to determine the Allowance, unforeseen market conditions and other events could result in an adjustment to the Allowance, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the Allowance.
Purchased Receivables
We purchase accounts receivable from our business customers and provide them with short-term working capital.  We provide this service to our customers in Alaska, Washington, Oregon, and some other states through NFS.
      Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Company's Board of Directors.  In 2012, the Company established a reserve for purchased receivable losses.  Purchased receivables are recorded on the balance sheet net of this reserve.
Purchased receivable balances increased at December 31, 2017 to $22.2 million from $20.5 million at December 31, 2016, and year-to-date average purchased receivable balances were $15.9 million, $13.3 million, and $13.4 million in 2017, 2016, and 2015, respectively.    The increase in 2017 is attributable to increased average balances, as well as higher yields. Purchased receivable income was $3.0 million, $2.3 million, and $2.3 million in 2017, 2016, and 2015, respectively.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2017	2016	2015
Balance at beginning of year	$171	$181	$289
Charge-offs	—	—	—
Recoveries	—	—	30
Net recoveries (charge-offs)	—	—	30
Reserve for (recovery from) purchased receivables	29	(10)	(138)
Balance at end of year	$200	$171	$181
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	(0.23)%
Deposits
Deposits are our primary source of funds.  Total deposits decreased 1% to $1.258 billion at December 31, 2017 from $1.268 billion at December 31, 2016. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2017		2016		2015
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$220,449	0.03%	$192,512	0.04%	$184,671	0.03%
Money market accounts	238,830	0.17%	242,025	0.17%	233,052	0.17%
Savings accounts	249,641	0.21%	234,347	0.21%	226,061	0.21%
Certificates of deposit	120,998	0.57%	134,993	0.66%	145,132	0.69%
Total interest-bearing accounts	829,918	0.21%	803,877	0.23%	788,916	0.25%
Noninterest-bearing demand accounts	418,415		446,366		430,529
Total average deposits	$1,248,333		$1,250,243		$1,219,445

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2017, we had $100.5 million in certificates of deposit, of which $66.0 million, or 66%, are scheduled to mature in 2018. The Company’s certificates of deposit decreased to $100.5 million during 2017 as compared to $131.7 million at December 31, 2016.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2017 and 2016, was $61.4 million and $85.5 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2017:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$8,487	14%
Over 3 through 6 months	6,440	10%
Over 6 through 12 months	27,216	45%
Over 12 months	19,246	31%
Total	$61,389	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2017 and 2016, the Company had nothing in CDARS certificates of deposit.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2017, our maximum borrowing line from the FHLB was $531.7 million, approximately 35% of the Company’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.4 million as of December 31, 2017 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $73.6 million of loans as collateral to secure advances made through the discount window on December 31, 2017.  There were no discount window advances outstanding at December 31, 2017 or 2016.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were $27.7 million and $27.6 million, for December 31, 2017 and 2016, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2017 and 2016 was $29.0 million and $27.2 million, respectively, and the maximum outstanding at any month-end was $32.6 million and $30.5 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.
The Company is subject to provisions under Alaska state law which generally limits the amount of outstanding debt to 15% of total assets or $225.8 million and $227.4 million at December 31, 2017 and 2016, respectively.
Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advance noted above as of December 31, 2017 or 2016.

Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2017:
Certificates of deposit	$66,013	$31,470	$1,159	$1,885	$100,527
Short-term borrowings	27,746	—	—	—	27,746
Long-term borrowings	121	340	362	6,539	7,362
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,737	4,334	3,762	9,354	20,187
Other long-term liabilities(1)	6,230	1,556	718	3,482	11,986
Capital commitments	47	—	—	—	47
Total	$102,894	$37,700	$6,001	$31,570	$178,165
December 31, 2016:
Certificates of deposit	$97,675	$32,495	$1,359	$186	$131,715
Short-term borrowings	27,607	—	—	—	27,607
Long-term borrowings	74	205	219	3,840	4,338
Junior subordinated debentures	—	—	—	18,558	18,558
Operating lease obligations	2,658	4,541	3,652	11,094	21,945
RML acquisition payments	186	—	—	—	186
Other long-term liabilities	2,279	6,624	1,723	4,215	14,841
Capital commitments	61	—	—	—	61
Total	$130,540	$43,865	$6,953	$37,893	$219,251

(1) Includes principal payments related to employee benefit plans. If a benefit payment schedule is established, payments are recorded in the corresponding dates listed in the table above. Unscheduled payments for all remaining benefits are recorded "Over 5 Years". Additional information about employee benefit plans is provided in Note 16 of the Notes to the Consolidated Financial Statements in Item 8 below.

The table above does not include interest payments.

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $8.2 million that was originated on May 8, 2003, was redeemed on August 15, 2017, and bore interest at a rate of 90-day LIBOR plus 3.15%, adjusted quarterly, and $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Operating lease obligations are more fully described in Note 17 of the Company’s Consolidated Financial Statements included in Item 8 of this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado is expected to be fully funded in 2029. The Company also purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV was 97% funded by the end of 2017 and is expected to be fully funded in 2030. The Company also purchased a $6.8 million interest in R4 Frontier Housing Partners L.P., PJ33 L.P. ("R4-PJ33") in June 2016. The investment in R4-PJ33 is expected to be 95% funded by the end of 2018 and fully funded in 2032.

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
As of December 31, 2017, we had commitments to extend credit of $283.9 million which were not reflected on our balance sheet compared to $236.6 million as of December 31, 2016.   Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2017, we had commitments to originate loans held for sale of $43.6 million, which were not reflected in the balance sheet compared to $62.4 million as of December 31, 2016. Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to this repurchase. Management currently believes that any liabilities that may result from such recourse provisions are not significant.

As of December 31, 2017, we had standby letters of credit of $7.6 million which were not reflected on our balance sheet compared to $9.9 million as of December 31, 2016.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2017, which includes commitments to extend credit, commitments to originate loans held for sale and standby letters of credit, were $335.1 million, compared to $309.0 million as of December 31, 2016.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $152,000 and $122,000 at December 31, 2017 and 2016, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

Additional information regarding Off-Balance Sheet Arrangements is included in Notes 17 and 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that they will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2018. A requirement to have a conservation buffer began being phased-in in 2016 and this requirement could adversely affect the Bank's ability to pay dividends.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2017, were $335.1 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2017, were $1.3 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $19.3 million, $20.1 million, and $10.6 million in 2017, 2016, and 2015 respectively.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  The primary reason that net cash provided by operating activities decreased in 2017 as compared to 2016 was that the Company had a net proceeds of $17.8 million in 2017 compared to $32.4 million in 2016 from sales of loans held for sale. Net cash of $30.4 million was provided by investing activities in 2017 as the Company's proceeds from security sales, maturities, and calls were greater than funds used to purchase additional investment securities in 2017. $47.5 million and $63.5 million of cash were used in investing activities in 2016 and 2015, respectively, as the Company invested available cash primarily in available for sale securities and portfolio loans.  Financing activities used cash of $22.4 million in 2017, and provided cash of $19.3 million, and $42.9 million in 2016 and 2015, respectively. Financing activities used net cash in 2017 as compared to providing cash in 2016 primarily as a result of a decrease in deposit balances in 2017 compared to 2016, as well as the use of cash to redeem $8.2 million in junior subordinated debt in 2017.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2017, our current assets were $466.6 million and our funds available for borrowing under our existing lines of credit were $593.4 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2017, the Company's Board of Directors approved a quarterly cash dividend of $0.21 per common share for the first and second quarters and $0.22 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 22, 2018, the Board of Directors approved payment of a $0.24 per share dividend on March 16, 2018, to shareholders of record on March 8, 2018.  This dividend is consistent with the Company’s dividends that were declared and paid in 2017.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. The Company did not repurchase any of its shares in 2010 through 2016.  In 2017, we purchased an aggregate of 58,341 shares at an average price of $27.56, which leaves a balance of 168,901 shares available under the stock repurchase program as of December 31, 2017. We intend to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2017	$1.88	$1.69
2016	$2.06	$1.87
2015	$2.56	$2.31
2014	$2.54	$2.29
2013	$1.87	$1.67

On May 8, 2003, the Company’s subsidiary, NCT1, issued trust preferred securities in the principal amount of $8 million. These securities carried an interest rate of 90-day LIBOR plus 3.15% per annum that was initially set at 4.45% adjusted quarterly.  The securities had a maturity date of May 15, 2033, and were callable by the Company on or after May 15, 2008.  These securities were treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The Company redeemed these trust preferred securities on August 15, 2017. The interest cost to the Company of the trust preferred securities was $219,000 in 2017.
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $268,000 in 2017.  At December 31, 2017, the securities had an interest rate of 2.96%. The

Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date.
Our shareholders’ equity at December 31, 2017, was $192.8 million, as compared to $186.7 million at December 31, 2016.  The Company earned net income of $13.2 million during 2017 and issued 32,414 shares through the exercise of stock options.  At December 31, 2017, the Company had approximately 6.9 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2017, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements in effect in 2017 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2018, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $8 million trust preferred securities offering that the Company completed in the second quarter of 2003 and redeemed in the third quarter of 2017 and another offering of $10 million completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million and $18 million more in regulatory capital than the Bank at December 31, 2017 and 2016, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2017
Total risk-based capital	8.00%	10.00%	15.90%	14.08%
Tier 1 risk-based capital	6.00%	8.00%	14.65%	12.83%
Common equity tier 1 capital	4.50%	6.50%	13.89%	12.83%
Leverage ratio	4.00%	5.00%	12.41%	10.87%

See Note 21 of the Consolidated Financial Statements for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

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

The Company's price and interest rate risk are managed by the Asset and Liability Committee, a management committee that identifies and manages the sensitivity of earnings and capital to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, the Asset and Liability Committee establishes overall balance sheet management policies as well as tolerance ranges for interest rate sensitivity and manages within these ranges.

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
The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2017. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2017
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$52,825	$—	$—	$52,825
Portfolio investments and FHLB Stock	164,204	145,261	5,400	314,865
Portfolio loans	563,830	351,704	22,663	938,197
Loans held for sale	43,778	—	—	43,778
Total interest-earning assets	$824,637	$496,965	$28,063	$1,349,665
Percent of total interest-earning assets	61.1%	36.8%	2.1%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$252,009	$—	$—	$252,009
Money market accounts	243,603	—	—	243,603
Savings accounts	247,458	—	—	247,458
Certificates of deposit	52,757	45,079	2,691	100,527
Securities sold under repurchase agreements	27,746	—	—	27,746
Borrowings	250	1,150	5,962	7,362
Junior subordinated debentures	10,310	—	—	10,310
Total interest-bearing liabilities	$834,133	$46,229	$8,653	$889,015
Percent of total interest-bearing liabilities	93.8%	5.2%	1.0%	100.0%
Interest sensitivity gap	($9,496)	$450,736	$19,410	$460,650
Cumulative interest sensitivity gap	($9,496)	$441,240	$460,650
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(0.7)%	32.7%	34.1%

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
While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following tables show the estimated impact on net interest income and net income at one and two year time horizons with instantaneous parallel rate shocks of up 400 basis points, up 300 basis points, up 200 basis points, up 100 basis points, up 50 basis points, down 50 basis points, and down 100 basis points. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$6,829	11.51%	$19,247	31.56%
Up 300 basis points	$5,202	8.77%	$14,511	23.80%
Up 200 basis points	$3,545	5.98%	$9,780	16.04%
Up 100 basis points	$1,786	3.01%	$4,953	8.12%
Up 50 basis points	$1,262	2.13%	$2,852	4.68%
Down 50 basis points	($2,745)	(4.63)%	($4,763)	(7.81)%
Down 100 basis points	($5,360)	(9.04)%	($9,074)	(14.88)%

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$4,014	24.46%	$14,046	79.16%
Up 300 basis points	$3,134	19.10%	$10,654	60.04%
Up 200 basis points	$2,073	12.63%	$7,111	40.07%
Up 100 basis points	$1,086	6.62%	$3,646	20.54%
Up 50 basis points	$790	4.82%	$2,075	11.69%
Down 50 basis points	($1,989)	(12.12)%	($3,619)	(20.39)%
Down 100 basis points	($3,974)	(24.22)%	($6,974)	(39.30)%

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following report, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Registered Public Accounting Firm

To The Shareholders and the Board of Directors of
Northrim BanCorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Portland, Oregon
March 13, 2018

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$25,016	$34,485
Interest bearing deposits in other banks	52,825	16,066

Investment securities available for sale	312,750	331,219
Investment securities held to maturity	—	899
Total portfolio investments	312,750	332,118

Investment in Federal Home Loan Bank stock	2,115	1,965

Loans held for sale	43,778	43,596
Loans	955,667	975,015
Allowance for loan losses	(21,461)	(19,697)
Net loans	934,206	955,318
Purchased receivables, net	22,231	20,491
Mortgage servicing rights, at fair value	7,305	4,157
OREO, net	8,651	6,574
Premises and equipment, net	37,867	39,318
Goodwill	15,017	15,017
Other intangible assets, net	1,207	1,307
Other assets	56,141	56,128
Total assets	$1,519,109	$1,526,540
LIABILITIES
Deposits:
Demand	$414,686	$449,206
Interest-bearing demand	252,009	201,349
Savings	247,458	241,088
Money market	243,603	244,295
Certificates of deposit less than $250,000	69,283	86,053
Certificates of deposit $250,000 and greater	31,244	45,662
Total deposits	1,258,283	1,267,653
Securities sold under repurchase agreements	27,746	27,607
Borrowings	7,362	4,338
Junior subordinated debentures	10,310	18,558
Other liabilities	22,606	21,672
Total liabilities	1,326,307	1,339,828
COMMITMENTS AND CONTINGENTCIES (NOTE 17)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,871,963 and 6,897,890 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	6,872	6,898
Additional paid-in capital	61,793	62,952
Retained earnings	124,407	117,141
Accumulated other comprehensive loss	(270)	(397)
Total Northrim BanCorp, Inc. shareholders' equity	192,802	186,594
Noncontrolling interest	—	118
Total shareholders' equity	192,802	186,712
Total liabilities and shareholders' equity	$1,519,109	$1,526,540
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2017, 2016, and 2015

(In Thousands, Except Share and Per Share Data)	2017	2016	2015
Interest Income
Interest and fees on loans and loans held for sale	$55,041	$54,777	$56,166
Interest on investment securities available for sale	4,575	3,895	3,393
Interest on investment securities held to maturity	59	41	68
Interest on deposits in other banks	433	205	153
Total Interest Income	60,108	58,918	59,780
Interest Expense
Interest expense on deposits	1,707	1,870	1,939
Interest expense on securities sold under agreements to repurchase	34	30	23
Interest expense on borrowings	173	127	446
Interest expense on junior subordinated debentures	516	534	463
Total Interest Expense	2,430	2,561	2,871
Net Interest Income	57,678	56,357	56,909
Provision for loan losses	3,200	2,298	1,754
Net Interest Income After Provision for Loan Losses	54,478	54,059	55,155
Other Operating Income
Mortgage banking income	23,287	29,507	29,613
Gain on sale of Northrim Benefits Group	4,445	—	—
Purchased receivable income	2,975	2,347	2,287
Bankcard fees	2,597	2,670	2,671
Employee benefit plan income	2,506	3,770	3,651
Service charges on deposit accounts	1,614	1,998	2,103
Gain (loss) on sale of securities	11	(11)	271
Other income	3,039	2,982	4,012
Total Other Operating Income	40,474	43,263	44,608
Other Operating Expense
Salaries and other personnel expense	44,721	46,752	43,931
Occupancy expense	6,752	6,462	6,332
Data processing expense	5,549	4,879	4,313
Marketing expense	2,566	2,449	2,728
Professional and outside services	2,365	2,797	2,980
Insurance expense	1,161	1,023	1,339
OREO expense, net of rental income and gains on sale	837	98	190
Compensation expense - RML acquisition payments	130	4,775	4,094
Intangible asset amortization expense	100	135	258
Reserve (benefit) for purchased receivables	29	(10)	(138)
Loss on sale of premises and equipment	3	352	37
Other operating expense	6,940	6,568	6,581
Total Other Operating Expense	71,153	76,280	72,645
Income Before Provision for Income Taxes	23,799	21,042	27,118
Provision for income taxes	10,321	6,052	8,784
Net Income	13,478	14,990	18,334
Less: Net income attributable to the noncontrolling interest	327	579	551
Net Income Attributable to Northrim BanCorp, Inc.	$13,151	$14,411	$17,783
Earnings Per Share, Basic	$1.91	$2.09	$2.59
Earnings Per Share, Diluted	$1.88	$2.06	$2.56
Weighted Average Shares Outstanding, Basic	6,889,621	6,883,663	6,859,209
Weighted Average Shares Outstanding, Diluted	6,977,910	6,974,864	6,948,474
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016, and 2015
2010

(In Thousands)	2017	2016	2015
Net income	$13,478	$14,990	$18,334
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$175	$42	($795)
Reclassification of net (gains) losses included in net income (net of tax benefit (expense) of $5, ($5), and $111 in 2017, 2016, and 2015,
respectively)	(6)	6	(160)
Derivatives and hedging activities:
Unrealized holding gains arising during the period	184	—	—
Income tax (expense) benefit related to unrealized gains and losses	(141)	(33)	296
Other comprehensive income (loss), net of tax	212	15	(659)
Comprehensive income	13,690	15,005	17,675
Less: comprehensive income attributable to the noncontrolling interest	327	579	551
Comprehensive income attributable to Northrim BanCorp, Inc.	$13,363	$14,426	$17,124

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2017, 2016, and 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2015	6,854	$6,854	$61,729	$95,493	$247	$118	$164,441
Cash dividend declared	—	—	—	(5,126)	—	—	(5,126)
Stock-based compensation expense	—	—	608	—	—	—	608
Exercise of stock options and vesting of restricted stock units, net	23	23	27	—	—	—	50
Excess tax benefits from share-based payment arrangements	—	—	56	—	—	—	56
Distributions to noncontrolling interest	—	—	—	—	—	(490)	(490)
Other comprehensive loss, net of tax	—	—	—	—	(659)	—	(659)
Net income attributable to the noncontrolling interest	—	—	—	—	—	551	551
Net income attributable to Northrim BanCorp, Inc.	—	—	—	17,783	—	—	17,783
Balance at December 31, 2015	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Write-off of deferred tax assets in excess of tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive loss, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Balance at December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Treasury stock buy-back	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax asset related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Balance at December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015

(In Thousands)	2017	2016	2015
Operating Activities:
Net income	$13,478	$14,990	$18,334
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss (gain) on sale of securities, net	(11)	11	(271)
Loss on sale of premises and equipment	3	352	37
Gain on sale of Northrim Benefits Group	(4,445)	—	—
Depreciation and amortization of premises and equipment	2,867	2,439	2,264
Amortization of software	675	157	179
Intangible asset amortization	100	135	258
Amortization of investment security premium, net of discount accretion	332	27	(202)
Deferred tax expense (benefit)	4,004	(325)	148
Stock-based compensation	665	778	608
Excess tax expense (benefit) from share-based payment arrangements	—	63	(56)
Deferral of loan fees and costs, net	(278)	(178)	61
Provision for loan losses	3,200	2,298	1,754
Reserve (benefit) for purchased receivables	29	(10)	(138)
Additions to mortgage servicing rights carried at fair value	(3,146)	(3,029)	(802)
Change in fair value of mortgage servicing rights carried at fair value	(2)	526	158
Gain on sale of loans	(18,013)	(25,413)	(26,398)
Proceeds from the sale of loans held for sale	571,909	768,169	773,526
Origination of loans held for sale	(554,078)	(735,799)	(753,815)
Gain on sale of other real estate owned	(371)	(295)	(315)
Impairment on other real estate owned	904	187	361
Impairment on equity method investment	686	—	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(651)	(114)	(247)
(Increase) decrease in other assets	841	10,015	6,232
Increase (decrease) in other liabilities	586	(14,861)	(11,041)
Net Cash Provided by Operating Activities	19,284	20,123	10,635
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(84,339)	(145,707)	(210,308)
Purchases of FHLB stock	(3,665)	(751)	—
Proceeds from sales/calls/maturities of securities available for sale	102,660	105,621	200,343
Proceeds from calls/maturities of securities held to maturity	890	—	1,285
Proceeds from maturities of domestic certificates of deposit	—	—	3,500
Proceeds from redemption of FHLB stock	3,515	602	1,588
(Increase) decrease in purchased receivables, net	(1,769)	(7,155)	2,066
Decrease (increase) in loans, net	12,278	1,160	(57,927)
Proceeds from sale of other real estate owned	3,302	934	2,733
Proceeds from the sale of Northrim Benefits Group	4,625	—	—
Investment in other real estate owned	—	(311)	—
Elliott Cove divestiture, net of cash received	—	—	219
Purchases of software	(5,680)	—	(116)
Proceeds from sales of premises and equipment	116	1,401	188
Purchases of premises and equipment	(1,555)	(3,293)	(7,026)
Net Cash Provided (Used) by Investing Activities	30,378	(47,499)	(63,455)
Financing Activities:
Increase (decrease) in deposits	(9,370)	26,861	61,045
Increase (decrease) in securities sold under repurchase agreements	139	(3,813)	11,577
Proceeds from borrowings	3,097	2,265	—
Repayments of borrowings	(73)	(47)	(24,184)
Distributions to noncontrolling interest	(445)	(640)	(490)
Repayment of junior subordinated debentures	(8,248)	—	—
Proceeds from the issuance of common stock	100	—	50
Repurchase of common stock	(1,607)	—	—
Excess tax benefits from share-based payment arrangements	—	—	56
Cash dividends paid	(5,965)	(5,372)	(5,117)
Net Cash (Used) Provided by Financing Activities	(22,372)	19,254	42,937

Net Change in Cash and Cash Equivalents	27,290	(8,122)	(9,883)
Cash and Cash Equivalents at Beginning of Year	50,551	58,673	68,556
Cash and Cash Equivalents at End of Year	$77,841	$50,551	$58,673

Supplemental Information:
Income taxes paid	$7,764	$4,414	$5,674
Interest paid	$2,470	$2,553	$2,833
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$6,809	$55
Transfer of loans to other real estate owned	$5,912	$4,036	$1,259
Cash dividends declared but not paid	$53	$48	$46

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank ("the Bank"). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC (“RML”). Additionally, the Bank operates a factoring division in Bellevue, Washington.  Related companies include Pacific Wealth Advisors, LLC (“PWA”) and Homestate Mortgage Company, LLC ("Homestate"). The Company also has a 50.1% ownership interest in Northrim Benefits Group, LLC ("NBG"), however, the Company sold all of the assets of NBG in 2017.
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
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, NBG, and Northrim Investment Services Company (“NISC”).  Significant intercompany balances have been eliminated in consolidation.   As of December 31, 2017, the Company had one wholly-owned trust ("Trust") that was formed to issue trust preferred securities and related common securities of the Trust. The Company has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified two primary business segments; Community Banking and Home Mortgage Lending.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.
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
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the purchased credit impaired loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. The purchased credit impaired loans are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a charge-off will be recorded.
For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.
For the purpose of estimating the Allowance, the Company has evaluated the credit quality of purchased non-credit-impaired loans separately from loans that were originated by the Company; however, purchased non-credit-impaired loans that have been identified as impaired subsequent to the merger are included in the Company's normal process for reporting impaired loans and calculation of a specific valuation allowance. Purchases of non-credit-impaired loans that have not been identified as impaired subsequent to the merger are evaluated for significant changes subsequent to the merger to determine if the underlying credit quality of these loans would require a provision and establishment of an allowance specific to these loans.
Allowance for Loan Losses:  The Allowance for Loan Losses is management’s best estimate of probable losses inherent in its loan portfolio.  Accordingly, the methodology is based on historical loss experience by loan segment and class with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the Allowance for probable loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including levels of and trends related to past due and nonaccrual loans, net charge-offs or recoveries, and other factors. The Company has identified the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass (grades 1-6), special mention (grade 7), substandard (grade 8), doubtful (grade 9), and loss (grade 10).
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
Purchased Receivables:  The Bank purchases accounts receivable from its customers.  The purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified.  Fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year.  The Company maintains a separate reserve for losses related to purchased receivable assets.  The determination of the adequacy of the reserve is based on periodic evaluations of purchased receivable assets including an assessment of historical losses and current economic conditions.  The reserve for purchased receivable assets is included in the balance of these accounts on a net basis on the consolidated balance sheets, with changes to the balance charged against noninterest expense.
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
Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; furniture and equipment ranging between 3 and 7 years, leasehold improvements ranging between 2 and 15 years, and buildings at 39 years.  Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized.  Long-lived assets such as premises and equipment are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision, or that the carrying amount of the long-lived asset may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
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
Other Assets: Other assets include purchased software and prepaid expenses.  Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement.  Also included in other assets is the net deferred tax asset, bank owned life insurance, accrued interest receivable, taxes receivable, rate lock derivatives, and the Company’s equity method investments. The Company performs an impairment analysis on it's equity method investments when events or circumstances indicate impairment potentially exists.
Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The ineffective portion of a change in the fair value of the derivative is recognized directly in earnings. The fair value of the Company's derivatives is determined using discounted cash flow analysis sing observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 18.
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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.6 million, $2.4 million, and $2.7 million for each of the periods ending December 31, 2017, 2016, and 2015, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 20, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2017 or 2016. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2015 totaled 54,903.
Information used to calculate earnings per share was as follows:

(In Thousands)	2017	2016	2015
Net income attributable to Northrim BanCorp, Inc.	$13,151	$14,411	$17,783
Basic weighted average common shares outstanding	6,890	6,884	6,859
Dilutive effect of potential common shares from awards granted under equity incentive program	88	91	89
Total	6,978	6,975	6,948
Earnings per common share
Basic	$1.91	$2.09	$2.59
Diluted	$1.88	$2.06	$2.56

Comprehensive Income: Comprehensive income consists of net income, net unrealized gains (losses) on securities available for sale after the tax effect, and net unrealized gains (losses) on derivative and hedging activities.
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
At December 31, 2017 and 2016, the Company had $425.1 million and $376.4 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2017, 36% of the Company’s loan portfolio is attributable to 26 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $99.1 million at December 31, 2017.
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

•
Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s estimation of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Correction of an Error: In 2016, the Company identified and has corrected an error regarding the accounting for payments to be made by the Company to the four former equity owners of RML that were negotiated as part of the Company’s acquisition of 76.5% of the equity interest in RML on December 1, 2014. Three of the four former equity owners of RML had continuing employment contracts with the Company as of December 1, 2014, and under the terms of the acquisition agreement, the payments are terminated for future periods if any two of these three continuing employees terminate employment before November 30, 2019. The fair value of the estimated payments was recorded as acquisition consideration on December 1, 2014, and accrued as a contingent liability. The Company has determined that these payments are more appropriately accounted for as compensation expense in the period they are incurred. Changes in the value of the contingent liability that was initially recorded when the Company acquired RML have previously been reflected on the Company’s Consolidated Statements of Income in the “Change in fair value, RML earn-out liability” line item in prior periods. As of September 30, 2016, this line item has been renamed to “Compensation expense - RML acquisition payments”, and the payments to the sellers of RML are expensed and recorded in the Consolidated Statements of Income in that same line item. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the period ended December 31, 2016, include the cumulative impact of the correction of the error, and prior period financial statements have not been restated.
The error correction reduced the total purchase price of RML from $29.5 million to $22.2 million and reduced the amount of goodwill recorded in the RML acquisition from $14.8 million to $7.5 million. The error correction eliminated the contingent liability originally recorded as part of the purchase consideration and resulted in the accrual of compensation expense, which is included in "Other liabilities" on the Consolidated Balance Sheets. The error correction increased Compensation expense - RML acquisition payments by $2.3 million and reduced net income by $1.4 million and covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the prospective accounting treatment of these payments also increased Compensation expense - RML acquisition payments by $765,000 and reduced net income for the third and fourth quarters of 2016 by $438,000 for a total decrease in net income of $1.8 million in 2016. The change did not affect the total cash flows from operating, investing, or financing activities in the Consolidated Statement of Cash Flows. Accrued compensation expense related to these payments was $0 as of December 31, 2017 and represents compensation accrued for the period from December 1, 2017 through December 31, 2017.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, this new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, including interest income and mortgage banking income have been identified as out of scope of this new guidance. The Company's overall assessment of material in-scope revenue sources include service charges on deposits and credit card payment processing fees. The Company adopted the guidance on January 1, 2018, utilizing the modified retrospective approach. The guidance will not have a material or significant impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018 and it will not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and must be applied prospectively. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Company currently has that are accounted for under current operating lease guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team has been working on the process by vetting the data elements and implementing modeling options that are expected to be critical to the new process. An estimate of the impact of this standard has not yet been determined, however, the impact is expected to be significant.ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company has formed a cross-functional team to begin implementation efforts of this new guidance. The team is evaluating the data elements and modeling options that are expected to be critical to the new process. Additionally, the Company is considering engaging external consulting services related to this effort in 2018. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined, however, the impact is expected to be significant and the impact on the Company's process for calculating the Allowance is also expected to be significant.
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
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under the current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company intends to early adopt this standard for the interim period ending March 31, 2018, and does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU 2017-12”). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and all transition requirements and elections must be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The Company intends to early adopt this standard for the interim period ending March 31, 2018, and does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. ASU 2018-02 requires companies to disclose its accounting policy related to releasing income tax effects from AOCI, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, the Company adopted ASU 2018-02 and made a reclassification adjustment from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Changes in Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 2 – Cash and Due from Banks
The Company is required to maintain a $710,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2017, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.
The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively.

NOTE 3 - Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2017	2016
Interest bearing deposits at Federal Reserve Bank	$52,083	$15,734
Interest bearing deposits at FHLB	41	31
Other interest bearing deposits at other institutions	701	301
Total	$52,825	$16,066

NOTE 4 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$250,794	$3	$1,336	$249,461
Municipal securities	14,395	72	46	14,421
Corporate bonds	36,654	478	—	37,132
Collateralized loan obligations	6,000	5	—	6,005
Preferred stock	5,422	338	29	5,731
Total securities available for sale	$313,265	$896	$1,411	$312,750
December 31, 2016
Securities available for sale
U.S. Treasury and government sponsored entities	$264,267	$150	$1,056	$263,361
Municipal securities	18,184	26	53	18,157
U.S. Agency mortgage-backed securities	2	—	—	2
Corporate bonds	44,437	295	—	44,732
Preferred stock	4,922	49	4	4,967
Total securities available for sale	$331,812	$520	$1,113	$331,219
Securities held to maturity
Municipal securities	$899	$23	$—	$922
Total securities held to maturity	$899	$23	$—	$922

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$116,331	$496	$122,605	$840	$238,936	$1,336
Municipal securities	3,994	17	2,298	29	6,292	46
Preferred stock	1,013	29	—	—	1,013	29
Total	$121,338	$542	$124,903	$869	$246,241	$1,411
2016:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$180,638	$1,051	$489	$5	$181,127	$1,056
Municipal securities	11,533	33	1,786	20	13,319	53
Preferred stock	—	—	1,038	4	1,038	4
Total	$192,171	$1,084	$3,313	$29	$195,484	$1,113

The unrealized losses on investments in government sponsored entities, corporate bonds, municipal securities, and preferred stock in both periods were caused by changes in interest rates.  At December 31, 2017 and 2016, there were 24 and 34 available for sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were 17 and 4 securities with unrealized losses at December 31, 2017 and 2016, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2017 and 2016, $51.6 million and $50.9 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2017, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$113,087	$112,755	1.08%
1-5 years	$137,707	$136,706	1.63%
Total	$250,794	$249,461	1.38%
Corporate bonds
Within 1 year	$4,500	$4,504	2.10%
1-5 years	21,704	21,952	2.14%
5-10 years	10,450	10,676	2.58%
Total	$36,654	$37,132	2.26%
Collateralized loan obligations
5-10 years	$3,000	$3,000	3.03%
Over 10 years	3,000	3,005	3.09%
Total	$6,000	$6,005	3.06%
Preferred stock
Over 10 years	$5,422	$5,731	6.37%
Total	$5,422	$5,731	6.37%
Municipal securities
Within 1 year	$3,730	$3,728	1.64%
1-5 years	10,665	10,693	2.66%
Total	$14,395	$14,421	2.40%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2017, 2016, and 2015, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2017
Available for sale securities	$25,006	$14	$3
2016
Available for sale securities	$5,785	$12	$23
2015
Available for sale securities	$20,522	$271	$—

A summary of interest income for the years ending December 31, 2017, 2016, and 2015 on available for sale investment securities is as follows:

(In Thousands)	2017	2016	2015
U.S. Treasury and government sponsored entities	$2,983	$2,661	$2,378
U.S. Agency mortgage-backed securities	—	4	25
Other	1,225	948	670
Total taxable interest income	$4,208	$3,613	$3,073
Municipal securities	$367	$282	$320
Total tax-exempt interest income	$367	$282	$320
Total	$4,575	$3,895	$3,393

NOTE 5 - Loans and Credit Quality
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
The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2017
AQR Pass	$277,626	$31,201	$80,093	$127,115	$307,926	$39,777	$22,103	$19,895	$905,736
AQR Special Mention	4,921	—	—	2,095	11,051	634	3	22	18,726
AQR Substandard	31,222	—	—	2,888	482	—	767	2	35,361
Subtotal	$313,769	$31,201	$80,093	$132,098	$319,459	$40,411	$22,873	$19,919	$959,823
Less: Unearned origination fees, net of origination costs									(4,156)
Total loans									$955,667
December 31, 2016
AQR Pass	$257,639	$26,061	$72,159	$135,359	$355,903	$44,733	$22,568	$25,151	$939,573
AQR Special Mention	1,950	—	—	57	—	—	501	78	2,586
AQR Substandard	18,589	—	—	16,762	698	669	520	52	37,290
Subtotal	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Less: Unearned origination fees, net of origination costs									(4,434)
Total loans									$975,015

At December 31, 2017, approximately 71% of the Company’s loans are secured by real estate and 3% are unsecured. Approximately 26% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Nonaccrual Loans
Nonaccrual loans net of government guarantees totaled $21.2 million and $12.5 million at December 31, 2017 and December 31, 2016, respectively. Interest income which would have been earned on nonaccrual loans for 2017, 2016, and 2015 amounted to $1.4 million, $676,000, and $276,000, respectively.  Additionally, the Company recognized interest income of $120,000, $181,000, and $617,000 in 2017, 2016, and 2015, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
December 31, 2017
Commercial	$810	$—	$2,652	$16,455	$19,917
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer secured by 1st deeds of trust	—	—	378	—	378
Total nonaccrual loans	810	—	3,030	17,786	21,626
Government guarantees on nonaccrual loans	—	—	(94)	(373)	(467)
Net nonaccrual loans	$810	$—	$2,936	$17,413	$21,159
December 31, 2016
Commercial	$8,750	$—	$4,208	$542	$13,500
Real estate term owner occupied	—	—	—	29	29
Real estate term non-owner occupied	—	—	—	197	197
Consumer secured by 1st deeds of trust	—	—	167	—	167
Total nonaccrual loans	8,750	—	4,375	768	13,893
Government guarantees on nonaccrual loans	—	—	(1,413)	—	(1,413)
Net nonaccrual loans	$8,750	$—	$2,962	$768	$12,480

Past Due Loans
There were $252,000 and $456,000 past due loans greater than 90 days and still accruing interest at December 31, 2017 and 2016, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
December 31, 2017
Commercial	$503	$—	$240	$743	$19,917	$293,109	$313,769
Real estate construction one-to-four family	—	—	—	—	—	31,201	31,201
Real estate construction other	90	—	—	90	—	80,003	80,093
Real estate term owner occupied	966	—	—	966	1,331	129,801	132,098
Real estate term non-owner occupied	—	—	—	—	—	319,459	319,459
Real estate term other	—	—	—	—	—	40,411	40,411
Consumer secured by 1st deed of trust	363	—	—	363	378	22,132	22,873
Consumer other	161	53	12	226	—	19,693	19,919
Subtotal	$2,083	$53	$252	$2,388	$21,626	$935,809	$959,823
Less: Unearned origination fees, net of origination costs							(4,156)
Total							$955,667
December 31, 2016
Commercial	$—	$141	$404	$545	$13,500	$264,133	$278,178
Real estate construction one-to-four family	—	—	—	—	—	26,061	26,061
Real estate construction other	—	—	—	—	—	72,159	72,159
Real estate term owner occupied	887	—	—	887	29	151,262	152,178
Real estate term non-owner occupied	—	—	—	—	197	356,404	356,601
Real estate term other	—	—	—	—	—	45,402	45,402
Consumer secured by 1st deed of trust	390	518	—	908	167	22,514	23,589
Consumer other	171	80	52	303	—	24,978	25,281
Subtotal	$1,448	$739	$456	$2,643	$13,893	$962,913	$979,449
Less: Unearned origination fees, net of origination costs							(4,434)
Total							$975,015

Impaired Loans
At December 31, 2017 and 2016, the recorded investment in loans that are considered to be impaired was $32.0 million and $38.7 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2017 and 2016:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	16,671	17,742	—
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Subtotal	$23,979	$25,135	$—

With an allowance recorded
Commercial - AQR substandard	$7,988	$7,988	$966
Subtotal	$7,988	$7,988	$966

Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	24,659	25,730	966
Real estate term owner-occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Total	$31,967	$33,123	$966

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded
Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	9,213	9,893	—
Real estate term owner occupied - AQR pass	252	252	—
Real estate term owner occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR special mention	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Subtotal	$29,435	$30,131	$—

With an allowance recorded
Commercial - AQR substandard	$9,221	$9,221	$614
Subtotal	$9,221	$9,221	$614

Commercial - AQR special mention	$223	$223	$—
Commercial - AQR substandard	18,434	19,114	614
Real estate term owner-occupied - AQR pass	252	252	—
Real estate term owner-occupied - AQR substandard	16,694	16,694	—
Real estate term non-owner occupied - AQR pass	391	391	—
Real estate term non-owner occupied - AQR substandard	693	693	—
Real estate term other - AQR pass	633	633	—
Real estate term other - AQR substandard	669	669	—
Consumer secured by 1st deeds of trust - AQR special mention	143	143	—
Consumer secured by 1st deeds of trust - AQR substandard	472	488	—
Consumer other - AQR substandard	52	52	—
Total	$38,656	$39,352	$614

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged-off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2017 and 2016, respectively:

Year Ended December 31,	2017		2016
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$582	$1	$170	$13
Commercial - AQR substandard	19,521	487	15,522	840
Real estate construction one-to-four family - AQR substandard	—	—	988	—
Real estate construction other - AQR substandard	—	—	1,431	—
Real estate term owner occupied - AQR pass	62	5	378	34
Real estate term owner occupied - AQR substandard	5,402	286	16,551	1,202
Real estate term non-owner occupied - AQR pass	354	43	442	91
Real estate term non-owner occupied - AQR special mention	23	2	—	—
Real estate term non-owner occupied - AQR substandard	611	45	599	28
Real estate term other - AQR pass	595	42	627	58
Real estate term other - AQR special mention	—	—	43	4
Real estate term other - AQR substandard	487	34	683	55
Consumer secured by 1st deeds of trust - AQR pass	35	3	38	2
Consumer secured by 1st deeds of trust - AQR special mention	105	10	36	3
Consumer secured by 1st deeds of trust - AQR substandard	561	17	568	24
Consumer other - AQR substandard	13	1	13	—
Subtotal	$28,351	$976	$38,089	$2,354

With an allowance recorded
Commercial - AQR special mention	$525	$3	$—	$—
Commercial - AQR substandard	8,019	4	2,451	$—
Real estate construction one-to-four family - AQR substandard	—	—	1,986	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	73	—
Subtotal	$8,544	$7	$4,510	$—

Total
Commercial - AQR special mention	$1,107	$4	$170	$13
Commercial - AQR substandard	27,540	491	17,973	840
Real estate construction one-to-four family - AQR substandard	—	—	2,974	—
Real estate construction other - AQR substandard	—	—	1,431	—
Real estate term owner-occupied - AQR pass	62	5	378	34
Real estate term owner-occupied - AQR substandard	5,402	286	16,551	1,202
Real estate term non-owner occupied - AQR pass	354	43	442	91
Real estate term non-owner occupied - AQR special mention	23	2	—	—
Real estate term non-owner occupied - AQR substandard	611	45	599	28
Real estate term other - AQR pass	595	42	627	58
Real estate term other - AQR special mention	—	—	43	4
Real estate term other - AQR substandard	487	34	683	55
Consumer secured by 1st deeds of trust - AQR pass	35	3	38	2
Consumer secured by 1st deeds of trust - AQR special mention	105	10	36	3
Consumer secured by 1st deeds of trust - AQR substandard	561	17	641	24
Consumer other - AQR substandard	13	1	13	—
Total Impaired Loans	$36,895	$983	$42,599	$2,354
The average recorded investment was $26.0 million, and interest income recognized on impaired loans was $1.1 million for the year ended December 31, 2015.
Purchased Credit Impaired Loans
The Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2017 and 2016 were $923,000 and $1.1 million, respectively.
Troubled Debt Restructurings
Loans classified as troubled debt restructurings (“TDR”) totaled $23.8 million and $16.2 million at December 31, 2017 and December 31, 2016, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table identifies the portion of TDR balances as of December 31, 2017 that were restructured during 2017:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR special mention	$2,059	$—	$2,059
Commercial - AQR substandard	202	8,349	8,551
Subtotal	$2,261	$8,349	$10,610
Existing Troubled Debt Restructurings	5,407	7,830	13,237
Total	$7,668	$16,179	$23,847

The following table provides additional information about loans that were restructured in 2017:

(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,078	$—	$—	$2,078
Commercial - AQR substandard	2	—	10,665	210	—	10,875
Total	3	$—	$12,743	$210	$—	$12,953
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,059	$—	$—	$2,059
Commercial - AQR substandard	2	—	8,349	202	—	8,551
Total	3	$—	$10,408	$202	$—	$10,610

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2017.  There were $731,000 charge-offs in 2017 on loans that were later classified as a TDR, and there were no charge-offs in 2016 on loans that were later classified as a TDR in 2016.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with specific impairment at December 31, 2017 and four at December 31, 2016, respectively.
There were no loans that were restructured during 2017, 2016, and 2015, respectively, that also subsequently defaulted within the first twelve months of restructure in those same periods.
At December 31, 2017 and 2016, there were no loans pledged as collateral to secure public deposits.
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2017	2016
Balance, beginning of the year	$90	$117
Loans made	—	—
Repayments	90	27
Balance, end of year	$—	$90

The Company had $15,000 of unfunded loan commitments to these directors or their related interests on December 31, 2017 and 2016.

NOTE 6 - Allowance for Loan Losses
The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(1,611)	—	—	—	—	(5)	(85)	(43)	—	(1,744)
Recoveries	293	—	—	—	—	2	2	11	—	308
Provision (benefit)	1,955	79	101	(164)	(810)	(91)	85	(69)	2,114	3,200
Balance, end of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Balance, end of period:
Individually evaluated
for impairment	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Balance, end of period:
Collectively evaluated
for impairment	$5,206	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$20,495
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(903)	(535)	—	—	—	—	(36)	(8)	—	(1,482)
Recoveries	699	—	—	—	—	—	—	29	—	728
Provision (benefit)	(167)	231	26	701	1,338	191	85	(10)	(97)	2,298
Balance, end of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Balance, end of period:
Individually evaluated
for impairment	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Balance, end of period:
Collectively evaluated
for impairment	$4,921	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,083
2015
Balance, beginning of period	$5,643	$644	$1,653	$1,580	$4,704	$656	$285	$410	$1,148	$16,723
Charge-Offs	(616)	—	—	—	—	(81)	(28)	(101)	—	(826)
Recoveries	379	—	—	—	—	107	3	13	—	502
Provision (benefit)	500	210	(214)	77	811	(54)	4	75	345	1,754
Balance, end of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Balance, end of period:
Individually evaluated
for impairment	$344	$—	$—	$—	$—	$—	$—	$—	$—	$344
Balance, end of period:
Collectively evaluated
for impairment	$5,562	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$17,809

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2017
Balance, end of period	$313,769	$31,201	$80,093	$132,098	$319,459	$40,411	$22,873	$19,919	$959,823
Balance, end of period:
Individually evaluated
for impairment	$26,812	$—	$—	$2,862	$874	$559	$860	$—	$31,967
Balance, end of period:
Collectively evaluated
for impairment	$286,957	$31,201	$80,093	$129,236	$318,585	$39,852	$22,013	$19,919	$927,856
December 31, 2016
Balance, end of period	$278,178	$26,061	$72,159	$152,178	$356,601	$45,402	$23,589	$25,281	$979,449
Balance, end of period:
Individually evaluated
for impairment	$18,657	$—	$—	$16,946	$1,084	$1,302	$615	$52	$38,656
Balance, end of period:
Collectively evaluated
for impairment	$259,521	$26,061	$72,159	$135,232	$355,517	$44,100	$22,974	$25,229	$940,793

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2017
Individually evaluated for impairment
AQR Substandard	$966	$966	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,453	5,079	629	1,566	2,154	5,680	725	315	305	—
AQR Special Mention	524	120	—	—	40	363	—	—	1	—
AQR Substandard	8	7	—	—	—	—	—	—	1	—
Unallocated	3,510	—	—	—	—	—	—	—	—	3,510
	$21,461	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510
December 31, 2016
Individually evaluated for impairment:
AQR Substandard	$614	$614	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	17,628	4,867	550	1,465	2,358	6,853	819	310	406	—
AQR Special Mention	56	51	—	—	—	—	—	3	2	—
AQR Substandard	3	3	—	—	—	—	—	—	—	—
Unallocated	1,396	—	—	—	—	—	—	—	—	1,396
	$19,697	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396

NOTE 7 - Purchased Receivables
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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2017, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2017 or 2016, respectively, and there were no restructured purchased receivables in 2017, 2016, or 2015.
Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method, except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2017, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2017	2016
Purchased receivables	$22,431	$20,662
Reserve for purchased receivable losses	(200)	(171)
Total	$22,231	$20,491

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2017	2016	2015
Balance at beginning of year	$171	$181	$289
Charge-offs	—	—	—
Recoveries	—	—	30
Net recoveries (charge-offs)	—	—	30
Reserve for (recovery from) purchased receivables	29	(10)	(138)
Balance at end of year	$200	$171	$181

The Company recorded no charge-offs in 2017, 2016, and 2015.

NOTE 8 - Other Real Estate Owned
At December 31, 2017 and 2016, the Company held $8.7 million and $6.6 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2017	2016	2015
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$420	$304	$224
Impairment on OREO	904	187	361
Rental income on OREO	(116)	(98)	(80)
Gains on sale of OREO	(371)	(295)	(315)
Total	$837	$98	$190

NOTE 9 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2017	2016
Land		$2,562	$2,596
Furniture and equipment	3-7 years	8,323	14,912
Tenant improvements	2-15 years	8,323	8,325
Buildings	39 years	38,114	37,683
Total Premises and Equipment		57,322	63,516
Accumulated depreciation and amortization		(19,455)	(24,198)
Total Premises and Equipment, Net		$37,867	$39,318

Depreciation expense and amortization of leasehold improvements was $2.9 million, $2.4 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Related Party Transactions: The Company made no payments to related parties in the years ended December 31, 2017 and 2016.

NOTE 10 - Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the year indicated:

(In Thousands)	2017	2016

Balance, beginning of period	$4,157	$1,654
Additions for new MSR capitalized	3,146	3,029
Changes in fair value:
Due to changes in model inputs of assumptions (1)	551	(214)
Other (2)	(549)	(312)
Carrying value, December 31	$7,305	$4,157

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of December 31, 2017 and 2016:

(In Thousands)	December 31, 2017	December 31, 2016

Balance of mortgage loans serviced for others	$406,291	$272,442
MSR as a percentage of serviced loans	1.80%	1.53%

The Company recognized servicing fees of $1.3 million, $675,000, and $261,000 during 2017, 2016, and 2015, respectively, which includes revenues recognized at origination of new mortgage servicing rights, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2017 and 2016:

	2017	2016

Constant prepayment rate	9.00%	11.58%
Discount rate	9.45%	9.25%

NOTE 11 - Goodwill and Intangible Assets
A summary of goodwill and intangible assets at December 31, 2017 and 2016, is as follows:

(In Thousands)	2017	2016
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	257	357
Trade name intangible	950	950
Total	$16,224	$16,324

Goodwill and Other Intangible Assets: In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company amortized the CDI related to the Alaska First acquisition over its estimated useful life.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska Pacific CDI was $365,000, $283,000 and $190,000 at December 31, 2017, 2016, and 2015, respectively. Lastly, on December 1, 2014 the Company recorded goodwill and a trade name intangible as part of the acquisition of RML. As of December 31, 2017 and 2016, the Company has $7.5 million of goodwill and $950,000 of trade name intangible recorded related to this transaction. Refer to Note 1 for discussion of the change in the balance of goodwill in 2016 related to this acquisition. These assets have indefinite useful lives and are not amortized.
The Company performed its annual goodwill impairment testing at December 31, 2017 and 2016 in accordance with the policy described in Note 1 to the financial statements. At December 31, 2017, the Company performed its annual impairment test using the first step of the comprehensive impairment analysis. The Company estimated the fair value of the Company using four valuation methodologies including a comparable transactions approach, a control premium approach, a public market peers approach, and a discounted cash flow approach. We then compared the estimated fair value of the Company to the carrying value as of October 31, 2017 and concluded that no potential impairment existed at that time. Management also reviewed the activity between November 1, 2017 and December 31, 2017, noting no indications of impairment during that period.
The Company recorded amortization expense of its intangible assets of $100,000, $135,000, and $258,000 for the years ended December 31, 2017, 2016, and 2015, respectively.  Accumulated amortization for intangible assets was $6.9 million and $6.8 million at December 31, 2017 and 2016, respectively.

The future amortization expense required on these assets is as follows:

(In Thousands)
2018	$71
2019	59
2020	48
2021	37
2022	25
Thereafter	17
Total	$257

NOTE 12 - Other Assets
A summary of other assets as of December 31, 2017 and 2016, is as follows:

(In Thousands)	2017	2016
Other assets:
Investment in Low Income Housing Partnerships	$21,908	$24,174
Deferred taxes, net	6,260	10,264
Taxes receivable	5,331	1,755
Bank owned life insurance	5,313	6,181
Software	5,270	219
Accrued interest receivable	4,385	3,734
Investment in equity method investments	3,878	4,560
Prepaid expenses	1,269	1,596
Rate lock derivative	873	1,137
Other assets	1,654	2,508
Total	$56,141	$56,128
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:

•	The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $2.3 million, $2.9 million, and $2.7 million in 2017, 2016, and 2015, respectively.  The Company expects to fund its remaining $5.5 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4 - MVV	May 2014	17	$8,528	($8,248)	$280
R4 - Coronado	March 2013	17	10,729	(10,138)	591
R4 - PJ33	June 2016	17	6,809	(2,184)	4,625
WNC	December 2012	16	2,500	(2,500)	—
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$37,566	($32,070)	$5,496

NOTE 13 - Deposits
Deposits: At December 31, 2017, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2018	$66,013
2019	19,462
2020	12,008
2021	353
2022	806
Thereafter	1,885
Total	$100,527

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had no CDARS certificates of deposits at December 31, 2017 or 2016.
At December 31, 2017 and 2016, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the FHLB.  At December 31, 2017 and 2016, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2017 and 2016, the Company held $2.5 million, in deposits for related parties, including directors, executive officers, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2017	2016	2015
Interest-bearing demand accounts	$21	$67	$63
Money market accounts	472	418	404
Savings accounts	520	489	470
Certificates of deposit $100,000 and greater	358	707	754
Certificates of deposit less than $100,000	336	189	248
Total	$1,707	$1,870	$1,939

NOTE 14 - Borrowings
The Company has a maximum line of credit with the FHLB approximating 35% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2017, the Company's available borrowing line is $147.7 million, representing approximately 10% of total assets. Additional advances of up to 35% of eligible assets, or $531.7 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $7.4 million and $4.3 million as of December 31, 2017 and 2016, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. The first advance was a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an 18 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance was a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the loan made to the borrower, and a fixed interest rate of 2.61%. The last advance was a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
The Federal Reserve Bank is holding $73.6 million of loans as collateral to secure available borrowing lines through the discount window of $43.9 million at December 31, 2017.  There were no discount window advances outstanding at December 31, 2017 and 2016.  The Company paid less than $1,000 in interest in 2017 and 2016 on this agreement.
The Company is subject to provisions under the laws in the State of Alaska which, subject to certain exceptions, limit the amount of the Bank's outstanding debt to 15% of total assets or $225.8 million and $227.4 million at December 31, 2017 and 2016, respectively.
Securities sold under agreements to repurchase were $27.7 million and $27.6 million, respectively, for December 31, 2017 and 2016.  The Company was paying an average rate of 0.14% and 0.11% on these agreements at December 31, 2017 and 2016, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2017 and 2016 was $29.0 million and $27.2 million, respectively, and the maximum outstanding at any month-end was $32.6 million and $30.5 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the FHLB under the Company’s control.
The future principal payments that are required on the Company’s borrowings as of December 31, 2017, are as follows:

(In Thousands)
2018	$27,867
2019	167
2020	173
2021	178
2022	184
Thereafter	6,539
Total	$35,108

The Company recognized interest expense of $207,000, $157,000, and $469,000 in 2017, 2016, and 2015, respectively. The average interest rates paid on long-term debt in the same periods was 3.23%, 2.82%, and 2.52%, respectively.

NOTE 15 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualified as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust were owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust was not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest cost to the Company on these debentures was $219,000, $319,000, and $289,000 in 2017, 2016, and 2015, respectively.  The Company entered into contractual arrangements which, taken collectively, fully and unconditionally guaranteed payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities were mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company redeemed the debentures purchased by the Trust in whole, on August 15, 2017.  As specified in the indenture, the redemption price was the principal amount and all accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 2.96% at December 31, 2017.  The interest cost to the Company on these debentures was $268,000, $215,000, and $174,000 in 2017, 2016, and 2015, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 16 - Employee Benefit Plans
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
Northrim Bank expensed $904,000, $841,000, and $759,000, in 2017, 2016, and 2015, respectively, for 401(k) contributions and included these expenses in "Salaries and other personal expense" in the Consolidated Statements of Income.
Employees of RML may participate in RML's 401(k) plan. Participation in the plan is available to RML employees who have completed three months of service with the Company and have attained the age of 20 1/2. RML expensed $164,000, $190,000, and $172,000 in 2017, 2016, and 2015, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.
On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $264,000, $299,000, and $228,000, in 2017, 2016, and 2015, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2017 and 2016, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.3 million and $2.6 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $600,000, $673,000, and $692,000 in 2017, 2016, and 2015, respectively. RML's recorded obligation under the SERP amounted to $3.3 million and $2.9 million at December 31, 2017 and 2016, respectively, and was included in "Other liabilities".
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized a decrease in its liability of $140,000 in 2017, an increase in its liability of $199,000 in 2016, and an increase in its liability of $99,000 in 2015.  These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2017 and 2016, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.5 million and $1.6 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $1.2 million, $1.1 million, and $1.2 million for 2017, 2016, and 2015, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2018 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 17 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $2.9 million, $2.8 million, and $2.8 million in 2017, 2016, and 2015, respectively.  The Company's required minimum rental payments on non-cancelable leases as of December 31, 2017, are as follows:

(In Thousands)
2018	$2,737
2019	2,313
2020	2,021
2021	1,967
2022	1,795
Thereafter	9,354
Total	$20,187

Rental income under leases was $532,000, $424,000 and $447,000 in 2017, 2016, and 2015, respectively.  The Company's future required minimum rental receipts on non-cancelable leases as of December 31, 2017, are as follows:

(In Thousands)
2018	$657
2019	672
2020	686
2021	521
2022	166
Thereafter	—
Total	$2,702
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
Financial Instruments with Off-Balance Sheet Risk: In the ordinary course of business, the Company enters into various types of transactions that involve financial instruments with off-balance sheet risk.  These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets.  These transactions may involve to varying degrees credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. Management does not anticipate any loss as a result of these commitments.
The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit.  The Company applies the same credit standards to these contracts as it uses in its lending process.

(In Thousands)	2017	2016
Off-balance sheet commitments:
Commitments to extend credit	$283,937	$236,624
Commitments to originate loans held for sale	$43,602	$62,421
Standby letters of credit	$7,606	$9,931
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
Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.
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
Total unfunded commitments were $335.1 million and $309.0 million at December 31, 2017 and 2016, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has a reserve for losses related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The reserve was $152,000 and $122,000 as of December 31, 2017 and 2016, respectively.
Capital Expenditures and Commitments: At December 31, 2017, the Company has capital commitments of $47,000 related to the planned improvements to the Company’s corporate office building and design for a new branch. The Company expects these capital expenditures to be incurred in 2018. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2017.

NOTE 18 - Derivatives
Interest rate swaps related to community banking activities
The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 and $301,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2017 and 2016, respectively.
The Company had interest rate swaps with an aggregate notional amount of $12.5 million and $18.9 million at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, the notional amount of interest rate swaps is made up of one variable to fixed rate swap to commercial loan customers totaling $6.3 million, and one fixed to variable rate swap with a counterparty totaling $6.3 million. Changes in fair value from these four interest rate swaps offset each other in 2017 and 2016. The Company recognized $26,000 in fee income related to interest rate swaps in 2017 and did not recognize any fee income in 2016 or 2015. Interest rate swap income is recorded in "Other income" on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 2.96% as of December 31, 2017. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2017. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $184,000 as of December 31, 2017.
Interest rate swaps related to home mortgage lending activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2017 and 2016, RML had commitments to originate mortgage loans held for sale totaling $43.6 million and $62.4 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in "Mortgage banking income" on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2017 and December 31, 2016:

(In Thousands)	Asset Derivatives
		December 31, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$77	$71
Interest rate lock commitments	Other assets	873	1,137
Total		$950	$1,208

(In Thousands)	Liability Derivatives
		December 31, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$77	$71
Retail interest rate contracts	Other liabilities	—	78
Total		$77	$149
The following table presents the losses of derivatives not designated as hedging instruments at December 31, 2017 and 2016:

(In Thousands)	Income Statement Location	December 31, 2017	December 31, 2016

Interest rate contracts	Mortgage banking income	($420)	($530)
Interest rate lock commitments	Mortgage banking income	(229)	(367)
Total		($649)	($897)
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

The following table summarizes the derivatives that have a right of offset as of December 31, 2017 and 2016:

December 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$77	$—	$77	$—	$—	$77

Liability Derivatives
Interest rate swaps	$77	$—	$77	$—	$77	$—

December 31, 2016				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$71	$—	$71	$—	$—	$71

Liability Derivatives
Interest rate swaps	$71	$—	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—	—	78

NOTE 19 - Common Stock
Quarterly cash dividends were paid aggregating to $6.0 million, $5.4 million, and $5.1 million, or $0.86 per share, $0.78 per share, and $0.74 per share, in 2017, 2016, and 2015, respectively.  On February 22, 2018, the Board of Directors declared a $0.24 per share cash dividend payable on March 16, 2018, to shareholders of record on March 8, 2018.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2017, there are 168,901 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  During 2017, 58,341 shares were repurchased and no repurchases occurred in 2016.

NOTE 20 - Stock-Based Compensation
The Company adopted the 2017 Stock Option Plan (“2017 Plan”) following shareholder approval of the 2017 Plan at the 2017 Annual Meeting.  Subsequent to the adoption of the 2017 Plan, no additional grants may be issued under the prior plans.  The 2017 Plan provides for grants of up to 350,000 shares, which includes any shares subject to stock awards under the previous stock option plans.
Stock Options:  Under the 2017 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted.  Optionees, at their own discretion, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock.  Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from the grant date.
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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2017, 2016, and 2015:

Stock Options:	2017	2016	2015
Grant date fair value	$6.70	$6.31	$7.01
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	2.29%	2.15%	2.17%
Dividend yield rate	2.64%	2.85%	2.64%
Price volatility	23.43%	27.37%	28.63%

The following table summarizes stock option activity during 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2017	173,757	$23.65
Granted	26,112	33.03
Forfeited	(4,525)	23.00
Exercised	(51,899)	19.72
Outstanding at December 31, 2017	143,445	$26.79	5.60

At December 31, 2017, 2016, and 2015, there were 89,561, 119,898, and 146,335 options exercisable, with weighted average exercise prices of $24.48, $21.55, and $21.20, respectively.
The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2017 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2017.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2017, 2016, and 2015 was $670,000, $1.2 million, and $794,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2017, 2016, and 2015 was $631,000, $208,000, and $82,000, respectively.

The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. In 2017, 2016, and 2015 the Company received cash of $69,000, zero, and $169,000, respectively, for cash stock option exercises. In 2017, 2016, and 2015 the Company net settled $954,000, $847,000, and $201,000 respectively, for cashless stock option exercises.  The Company withheld $1.1 million, $1.1 million, and $358,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2017, 2016, and 2015, respectively.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $152,000, $207,000, and $96,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2017, there was approximately $309,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 1.8 years.
Restricted Stock Units:  Under the 2017 Plan and previous plans, the Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
The following table summarizes restricted stock unit activity during 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2017	64,901	$28.04
Granted	23,967	33.12
Vested	(19,727)	27.28
Forfeited	(3,258)	28.28
Outstanding at December 31, 2017	65,883	$30.10	1.96

The total intrinsic value of restricted stock units vested for the years ended December 31, 2017, 2016, and 2015 was $676,000, $501,000, and $510,000, respectively.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $513,000, $571,000, and $512,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2017, there was approximately $1.4 million of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.

NOTE 21 - Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, Tier 1 capital, and common equity Tier 1 to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations).

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  In the third quarter of 2017, the Company redeemed $8 million its trust preferred securities offerings. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million and $18 million more in regulatory capital than the Bank at December 31, 2017 and 2016, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$177,005	13.89%	$57,345	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$202,638	15.90%	$101,956	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$186,637	14.65%	$76,438	≥ 6%	NA	NA
Tier I Capital (to average assets)	$186,637	12.41%	$60,157	≥ 4%	NA	NA
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$171,190	13.20%	$58,360	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$204,927	15.80%	$103,761	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$188,658	14.54%	$77,851	≥ 6%	NA	NA
Tier I Capital (to average assets)	$188,658	12.59%	$59,939	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$161,996	12.83%	$56,819	≥ 4.5%	$82,071	≥ 6.5%
Total Capital (to risk-weighted assets)	$177,857	14.08%	$101,055	≥ 8%	$126,319	≥ 10%
Tier I Capital (to risk-weighted assets)	$161,996	12.83%	$75,758	≥ 6%	$101,011	≥ 8%
Tier I Capital (to average assets)	$161,996	10.87%	$59,612	≥ 4%	$74,515	≥ 5%
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$168,529	13.07%	$58,025	≥ 4.5%	$83,813	≥ 6.5%
Total Capital (to risk-weighted assets)	$184,695	14.33%	$103,110	≥ 8%	$128,887	≥ 10%
Tier I Capital (to risk-weighted assets)	$168,529	13.07%	$77,366	≥ 6%	$103,155	≥ 8%
Tier I Capital (to average assets)	$168,529	11.30%	$59,656	≥ 4%	$74,570	≥ 5%

As of the most recent notification from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2017, that the Company and Bank meets all capital adequacy requirements to which they are subject.

The Company and Bank are required to establish and phase-in a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets by 2019. An institution that does not meet the conservation buffer requirement will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers. The phase-in began in 2016 and increases until fully phased-in by 2019.

NOTE 22 - Income Taxes
At December 31, 2017 and 2016, the Company had $5.3 million and $1.8 million in total taxes receivable, respectively, included in "Other assets" in the Consolidated Balance Sheets.  The Company realized $3.5 million, $3.5 million, and $2.4 million in tax credits related to its investments in low income housing tax credit partnerships for 2017, 2016, and 2015 respectively.
Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2017:
Federal	$2,618	$3,658	$6,276
State	1,423	346	1,769
Amortization of investment in low income housing tax credit partnerships	2,276	—	2,276
Total	$6,317	$4,004	$10,321
2016:
Federal	$2,874	($281)	$2,593
State	674	(83)	591
Amortization of investment in low income housing tax credit partnerships	2,868	—	2,868
Total	$6,416	($364)	$6,052
2015:
Federal	$4,752	$127	$4,879
State	1,200	21	1,221
Amortization of investment in low income housing tax credit partnerships	2,684	—	2,684
Total	$8,636	$148	$8,784

The actual expense for 2017, 2016, and 2015, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 35% for the year ended December 31, 2017, 2016, and 2015) as follows:

(In Thousands)	2017	2016	2015
Computed “expected” income tax expense	$8,330	$7,365	$9,491
State income taxes, net	1,225	384	794
Tax-exempt interest on investment securities	(597)	(566)	(507)
Amortization of investment in low income housing tax credit partnerships	2,276	2,868	2,684
Low income housing credits	(3,468)	(3,540)	(2,446)
Revaluation of deferred tax assets	2,678	—	—
Other	(123)	(459)	(1,232)
Total	$10,321	$6,052	$8,784

The components of the net deferred tax asset are as follows:

(In Thousands)	2017	2016	2015
Deferred Tax Asset:
Allowance for loan losses	$5,922	$7,717	$7,082
Loan fees, net of costs	825	1,823	1,896
Other real estate owned	160	123	46
Deferred compensation	1,218	2,112	2,005
Net operating loss carryforwards	—	—	73
Equity compensation	422	544	578
Loan discount	171	326	476
Fair market value adjustment on certificates of deposit	147	247	283
Unrealized loss on available for sale investment securities, net	59	195	235
Other	693	1,455	1,380
Total Deferred Tax Asset	$9,617	$14,542	$14,054

Deferred Tax Liability:
Intangible amortization	($219)	($2,804)	($2,494)
Mortgage servicing rights	(2,156)	(415)	(415)
Depreciation and amortization	(404)	31	(64)
FHLB stock repurchase and dividends	(179)	(686)	(686)
Other	(399)	(404)	(456)
Total Deferred Tax Liability	($3,357)	($4,278)	($4,115)
Net Deferred Tax Asset	$6,260	$10,264	$9,939
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The primary source of recovery of the deferred tax asset will be future taxable income.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.  The deferred tax asset is included in "Other assets" in the Consolidated Balance Sheets.
As of December 31, 2017, the Company had no unrecognized tax benefits. There were no amounts related to interest and penalties recognized for the years ended December 31, 2017, 2016, and 2015.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2017, 2016, 2015, and 2014.

NOTE 23 - Fair Value Measurements
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
Loans:  Fair values were generally determined by discounting both principal and interest cash flows on pools of loans expected to be collected using a discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the Allowance (see Note 6).  Impaired loans are carried at fair value.  Specific valuation allowances are included in the Allowance.
Purchased receivables: Fair values for purchased receivables are based on their carrying amounts due to their short duration and repricing frequency.  Generally, purchased receivables have a duration of less than one year.
Mortgage servicing rights: MSRs are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

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
Accrued liability, RML acquisition payments: The carrying value of the accrued liability for estimated acquisition payments represents management's estimate of amounts owed to the sellers that are earned, but unpaid, as of the balance sheet date. Adjustments to the liability are reported in other operating expense. Due to the short-term nature of this liability, the carrying amounts reported in the consolidated balance sheets represents their fair values.
Junior subordinated debentures: Fair value adjustments for junior subordinated debentures are based on discounted cash flows to maturity using current interest rates for similar financial instruments.  Management utilized a market approach to determine the appropriate discount rate for junior subordinated debentures.
Derivative Instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017, the Bank has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Bank has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
Assets subject to nonrecurring adjustment to fair value: The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, impaired loans, and other real estate owned (“OREO”) at fair value on a nonrecurring basis in accordance with GAAP.  Any nonrecurring adjustments to fair value usually result from the writedown of individual assets.

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

Estimated fair values as of the periods indicated are as follows:

	December 31, 2017		December 31, 2016
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$77,841	$77,841	$50,551	$50,551
Investment securities	59,117	59,117	43,486	43,486

Level 2 inputs:
Investment securities	253,633	253,633	288,632	288,655
Investment in Federal Home Loan Bank Stock	2,115	2,115	1,965	1,965
Accrued interest receivable	4,385	4,385	3,734	3,734
Interest rate swaps	261	261	71	71

Level 3 inputs:
Loans and loans held for sale	999,445	1,001,346	1,018,611	1,026,350
Purchased receivables, net	22,231	22,231	20,491	20,491
Interest rate lock commitments	873	873	1,137	1,137
Mortgage servicing rights	7,305	7,305	4,157	4,157

Financial liabilities:
Level 2 inputs:
Deposits	$1,258,283	$1,257,670	$1,267,653	$1,266,995
Securities sold under repurchase agreements	27,746	27,746	27,607	27,607
Borrowings	7,362	7,308	4,338	4,186
Accrued interest payable	24	24	64	64
Interest rate swaps	77	77	71	71
Retail interest rate contracts	—	—	78	78
Level 3 inputs:
Accrued liability, RML acquisition payments	—	—	186	186
Junior subordinated debentures	10,310	9,856	18,558	18,398

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$249,461	$49,878	$199,583	$—
Municipal securities	14,421	—	14,421	—
Corporate bonds	37,132	3,508	33,624	—
Collateralized loan obligations	6,005	—	6,005	—
Preferred stock	5,731	5,731	—	—
Total available for sale securities	$312,750	$59,117	$253,633	$—
Interest rate swaps	$261	$—	$261	$—
Interest rate lock commitments	873	—	—	873
Mortgage servicing rights	7,305	—	—	7,305
Total other assets	$8,439	$—	$261	$8,178
Liabilities:
Interest rate swaps	$77	$—	$77	$—
Total other liabilities	$77	$—	$77	$—
December 31, 2016
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$263,361	$30,063	$233,298	$—
Municipal securities	18,157	—	18,157	—
U.S. Agency mortgage-backed securities	2	—	2	—
Corporate bonds	44,732	8,456	36,276	—
Preferred stock	4,967	4,967	—	—
Total available for sale securities	$331,219	$43,486	$287,733	$—
Interest rate swaps	$71	$—	$71	$—
Interest rate lock commitments	1,137	—	—	1,137
Mortgage servicing rights	4,157	—	—	4,157
Total other assets	$5,365	$—	$71	$5,294
Liabilities:
Interest rate swaps	$71	$—	$71	$—
Retail interest rate contracts	78	—	78	—
Total other liabilities	$149	$—	$149	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017 and 2016:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2017
Interest rate lock commitments	$1,137	($1,615)	$15,084	($13,733)	$873
Mortgage servicing rights	4,157	2	3,146	—	7,305
Total	$5,294	($1,613)	$18,230	($13,733)	$8,178
December 31, 2016
Interest rate lock commitments	$1,514	($2,063)	$20,612	($18,926)	$1,137
Mortgage servicing rights	1,654	(526)	3,029	—	4,157
Total	$3,168	($2,589)	$23,641	($18,926)	$5,294

During 2017 and 2016, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Loans measured for impairment	$7,988	$—	$—	$7,988
Other real estate owned	3,927	—	—	3,927
Other assets - equity method investment	2,292	—	—	2,292
Total	$14,207	$—	$—	$14,207
December 31, 2016
Loans measured for impairment	$9,222	$—	$—	$9,222
Other real estate owned	1,700	—	—	1,700
Total	$10,922	$—	$—	$10,922

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2017 and 2016, respectively:

(In Thousands)	2017	2016	2015
Loans measured for impairment	$352	$270	$269
Other real estate owned	904	187	361
Other operating expense - impairment on equity method investment	686	—	—
Total loss from nonrecurring measurements	$1,942	$457	$630

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2017
Loans measured for impairment	In-house valuation of collateral	Discount rate	32% - 40%
	Discounted cash flow	Discount rate	7%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25% - 32%
Interest rate lock commitment	External pricing model	Pull through rate	93.05%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.94% - 11.34%
		Discount rate	9.42% - 10.05%
December 31, 2016
Loans measured for impairment	In-house valuation of collateral	Discount rate	49% - 100%
	Discounted cash flow	Discount rate	7%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	11.50% - 25%
Interest rate lock commitment	External pricing model	Pull through rate	93%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11.2% - 21.29%
		Discount rate	9.21% - 10.75%

NOTE 24 - Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2017, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$58,308	$1,800	$60,108
Interest expense	1,860	570	2,430
Net interest income	56,448	1,230	57,678
Provision for loan losses	3,200	—	3,200
Other operating income	17,187	23,287	40,474
Compensation expense - RML acquisition payments	130	—	130
Other operating expense	50,271	20,752	71,023
Income before provision for income taxes	20,034	3,765	23,799
Provision for income taxes	9,499	822	10,321
Net income	10,535	2,943	13,478
Less: net income attributable to the noncontrolling interest	327	—	327
Net income attributable to Northrim BanCorp, Inc.	$10,208	$2,943	$13,151

Total assets	$1,453,115	$65,994	$1,519,109
Loans held for sale	$—	$43,778	$43,778

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$56,986	$1,932	$58,918
Interest expense	1,739	822	2,561
Net interest income	55,247	1,110	56,357
Provision for loan losses	2,298	—	2,298
Other operating income	13,756	29,507	43,263
Compensation expense, RML acquisition payments	4,775	—	4,775
Other operating expense	48,610	22,895	71,505
Income before provision for income taxes	13,320	7,722	21,042
Provision for income taxes	2,867	3,185	6,052
Net income	10,453	4,537	14,990
Less: net income attributable to the noncontrolling interest	579	—	579
Net income attributable to Northrim BanCorp, Inc.	$9,874	$4,537	$14,411

Total assets	$1,459,950	$66,590	$1,526,540
Loans held for sale	$—	$43,596	$43,596

December 31, 2015
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$57,729	$2,051	$59,780
Interest expense	1,796	1,075	2,871
Net interest income	55,933	976	56,909
Provision (benefit) for loan losses	1,754	—	1,754
Other operating income	14,995	29,613	44,608
Compensation expense, RML acquisition payments	4,094	—	4,094
Other operating expense	47,070	21,481	68,551
Income before provision for income taxes	18,010	9,108	27,118
Provision for income taxes	5,024	3,760	8,784
Net income	12,986	5,348	18,334
Less: net income attributable to the noncontrolling interest	551	—	551
Net income attributable to Northrim BanCorp, Inc.	$12,435	$5,348	$17,783

Total assets	$1,431,759	$67,733	$1,499,492
Loans held for sale	$—	$50,553	$50,553

NOTE 25 - Parent Company Information

Balance Sheets at December 31,	2017	2016
(In Thousands)
Assets
Cash and cash equivalents	$15,872	$11,963
Investment securities available for sale	5,731	4,967
Investment in Northrim Bank	177,824	184,511
Investment in NISC	1,469	1,487
Investment in NCT1	—	248
Investment in NST2	310	310
Other assets	1,951	2,248
Total Assets	$203,157	$205,734
Liabilities
Junior subordinated debentures	$10,310	$18,558
Other liabilities	45	582
Total Liabilities	10,355	19,140
Shareholders' Equity
Common stock	6,872	6,898
Additional paid-in capital	61,793	62,952
Retained earnings	124,322	117,141
Accumulated other comprehensive loss	(185)	(397)
Total Shareholders' Equity	192,802	186,594
Total Liabilities and Shareholders' Equity	$203,157	$205,734

Statements of Income for Years Ended:	2017	2016	2015
(In Thousands)
Income
Interest income	$408	$369	$116
Equity in undistributed earnings from Northrim Bank	14,003	15,301	18,865
Equity in undistributed earnings from NISC	122	95	140
Other income	52	—	175
Total Income	$14,585	$15,765	$19,296
Expense
Interest expense	516	534	463
Administrative and other expenses	2,242	2,382	2,191
Total Expense	2,758	2,916	2,654
Income Before Benefit from Income Taxes	11,827	12,849	16,642
Benefit from income taxes	(1,324)	(1,562)	(1,141)
Net Income	$13,151	$14,411	$17,783

Statements of Cash Flows for Years Ended:	2017	2016	2015
(In Thousands)
Operating Activities:
Net income	$13,151	$14,411	$17,783
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(14,101)	(15,396)	(19,005)
Stock-based compensation	665	778	608
Changes in other assets and liabilities	176	(1,458)	(298)
Net Cash Used from Operating Activities	(109)	(1,665)	(912)
Investing Activities:
Purchases of investment securities available for sale	(499)	(1,373)	(3,549)
Proceeds from sales/calls/maturities of securities available for sale	—	—	2,998
Investment in Northrim Bank, NISC, NCT1 & NST2	11,989	10,115	9,842
Net Cash Provided by Investing Activities	11,490	8,742	9,291
Financing Activities:
Dividends paid to shareholders	(5,965)	(5,372)	(5,117)
Proceeds from issuance of common stock and excess tax benefits	100	—	106
Repurchase of common stock	(1,607)	—	—
Net Cash Used from Financing Activities	(7,472)	(5,372)	(5,011)
Net change in Cash and Cash Equivalents	3,909	1,705	3,368
Cash and Cash Equivalents at beginning of year	11,963	10,258	6,890
Cash and Cash Equivalents at end of year	$15,872	$11,963	$10,258

NOTE 26 - Quarterly Results of Operations (Unaudited)

2017 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$15,232	$15,519	$14,892	$14,465
Total interest expense	548	602	648	632
Net interest income	14,684	14,917	14,244	13,833
Provision for loan losses	—	2,500	300	400
Other operating income	7,952	13,855	9,762	8,905
Compensation expense, RML acquisition payments	(193)	149	—	174
Other operating expense	18,530	17,542	18,510	16,441
Income before provision for income taxes	4,299	8,581	5,196	5,723
Provision for income taxes	4,085	2,980	1,455	1,801
Net Income	214	5,601	3,741	3,922
Less: Net income attributable to the noncontrolling interest	—	78	152	97
Net income attributable to Northrim Bancorp, Inc.	$214	$5,523	$3,589	$3,825
Earnings per share, basic	$0.03	$0.80	$0.52	$0.55
Earnings per share, diluted	$0.03	$0.79	$0.51	$0.55

2016 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$14,522	$14,860	$14,718	$14,818
Total interest expense	631	647	639	644
Net interest income	13,891	14,213	14,079	14,174
Provision for loan losses	743	652	200	703
Other operating income	10,359	11,935	11,864	9,105
Compensation expense, RML acquisition payments	708	3,250	687	130
Other operating expense	17,646	17,936	18,682	17,241
Income before provision for income taxes	5,153	4,310	6,374	5,205
Provision for income taxes	1,458	1,027	1,868	1,699
Net Income	3,695	3,283	4,506	3,506
Less: Net income attributable to the noncontrolling interest	105	188	156	130
Net income attributable to Northrim Bancorp, Inc.	$3,590	$3,095	$4,350	$3,376
Earnings per share, basic	$0.52	$0.45	$0.63	$0.49
Earnings per share, diluted	$0.51	$0.44	$0.63	$0.48

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Item 8.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2018 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
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
10.02   Northrim Bancorp, Inc. 2014 Stock Incentive Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on July 8, 2014)
10.03   Northrim Bancorp, Inc. 2017 Stock Incentive Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on June 6, 2017)
10.04   Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2011.
10.05   Employment Agreement with Joseph M. Schierhorn dated January 1, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2018.)
10.06   Employment Agreement with Jed Ballard dated January 2, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2018.)
10.07   Employment Agreement with Michael Huston dated January 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2018).
10.08   Employment Agreement with Michael Martin dated January 1, 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2018).

10.09   Employment Agreement with Benjamin Craig dated January 1, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2018).
10.10    Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005 and January 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2015).

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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2017, was $205,581,946.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 13, 2018, was 6,871,963.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2018.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2018.
Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Joseph M. Schierhorn, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 13, 2018, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
as Attorney-in-fact
March 13, 2018

Investor Information
Annual Meeting

Date:	Thursday, May 24, 2018
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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