Form 10-Q
period 2018-03-31
NORTHRIM BANCORP INC
filed 2018-05-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 7, 2018 was 6,871,963.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$15,170	$25,016
Interest bearing deposits in other banks	68,792	52,825
Investment securities available for sale, at fair value	297,573	307,019
Marketable securities	5,527	5,731
Investment in Federal Home Loan Bank stock	2,105	2,115
Loans held for sale	41,216	43,979
Loans	967,575	954,953
Allowance for loan losses	(20,449)	(21,461)
Net loans	947,126	933,492
Purchased receivables, net	19,412	22,231
Other real estate owned, net	8,815	8,651
Premises and equipment, net	37,331	37,867
Mortgage servicing rights, at fair value	8,039	7,305
Goodwill	15,017	15,017
Other intangible assets, net	1,190	1,207
Other assets	57,428	56,141
Total assets	$1,524,741	$1,518,596
LIABILITIES
Deposits:
Demand	$433,046	$414,686
Interest-bearing demand	244,601	252,009
Savings	246,981	247,458
Money market	239,242	243,603
Certificates of deposit less than $250,000	67,684	69,283
Certificates of deposit $250,000 and greater	29,236	31,244
Total deposits	1,260,790	1,258,283
Securities sold under repurchase agreements	31,018	27,746
Borrowings	7,338	7,362
Junior subordinated debentures	10,310	10,310
Other liabilities	20,312	22,093
Total liabilities	1,329,768	1,325,794
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,871,963 issued and outstanding at March 31, 2018 and December 31, 2017	6,872	6,872
Additional paid-in capital	62,046	61,793
Retained earnings	126,934	124,407
Accumulated other comprehensive loss	(879)	(270)
Total shareholders' equity	194,973	192,802
Total liabilities and shareholders' equity	$1,524,741	$1,518,596
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2018	2017
Interest Income
Interest and fees on loans and loans held for sale	$13,263	$13,238
Interest on investment securities available for sale	1,254	1,078
Dividends on marketable securities	82	86
Interest on investment securities held to maturity	12	15
Interest on deposits in other banks	184	48
Total Interest Income	14,795	14,465
Interest Expense
Interest expense on deposits	372	445
Interest expense on securities sold under agreements to repurchase	9	8
Interest expense on borrowings	58	38
Interest expense on junior subordinated debentures	93	141
Total Interest Expense	532	632
Net Interest Income	14,263	13,833
Provision for loan losses	—	400
Net Interest Income After Provision for Loan Losses	14,263	13,433
Other Operating Income
Mortgage banking income	4,944	5,450
Employee benefit plan income	—	936
Purchased receivable income	840	689
Bankcard fees	625	581
Service charges on deposit accounts	354	439
Gain on sale of securities, net	—	14
Other income	699	796
Total Other Operating Income	7,462	8,905
Other Operating Expense
Salaries and other personnel expense	10,585	10,842
Occupancy expense	1,700	1,621
Data processing expense	1,548	1,247
Marketing expense	632	510
Professional and outside services	499	622
Insurance expense	296	253
OREO expense, net rental income and gains on sale	103	177
Intangible asset amortization expense	18	26
Compensation expense - RML acquisition payments	—	174
Other operating expense	1,414	1,143
Total Other Operating Expense	16,795	16,615
Income Before Provision for Income Taxes	4,930	5,723
Provision for income taxes	868	1,801
Net Income	4,062	3,922
Less: Net income attributable to the noncontrolling interest	—	97
Net Income Attributable to Northrim BanCorp, Inc.	$4,062	$3,825
Earnings Per Share, Basic	$0.59	$0.55
Earnings Per Share, Diluted	$0.58	$0.55
Weighted Average Shares Outstanding, Basic	6,871,963	6,909,780
Weighted Average Shares Outstanding, Diluted	6,968,082	6,993,726
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net income	$4,062	$3,922
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($1,145)	$597
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 and $6 for the first quarter of 2018 and 2017, respectively	—	(8)
Derivatives and hedging activities:
Unrealized gains arising during the period	467	—
Income tax benefit (expense) related to unrealized gains and losses	260	(223)
Other comprehensive income (loss), net of tax	(418)	366
Comprehensive income	3,644	4,288
Less: comprehensive income attributable to the noncontrolling interest	—	97
Comprehensive income attributable to Northrim BanCorp, Inc.	$3,644	$4,191

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2017	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Treasury stock buy-back	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax assets related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Twelve Months Ended December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802

Cash dividend declared	—	—	—	(1,664)	—	—	(1,664)
Stock-based compensation expense	—	—	253	—	—	—	253
Other comprehensive loss, net of tax	—	—	—	—	(418)	—	(418)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—	—
Net income attributable to Northrim BanCorp, Inc.	—	—	—	4,062	—	—	4,062
Three Months Ended March 31, 2018	6,872	$6,872	$62,046	$126,934	($879)	$—	$194,973

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Operating Activities:
Net income	$4,062	$3,922
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	—	(14)
Gain on disposal of premises and equipment	(28)	(80)
Depreciation and amortization of premises and equipment	716	644
Amortization of software	303	32
Intangible asset amortization	18	26
Amortization of investment security premium, net of discount accretion	55	60
Deferred tax liability	(260)	398
Stock-based compensation	253	128
Deferral of loan fees and costs, net	(48)	(41)
Provision for loan losses	—	400
Reserve for purchased receivables	9	12
Additions to mortgage servicing rights carried at fair value	(760)	(886)
Change in fair value of mortgage servicing rights carried at fair value	26	(282)
Gain on sale of loans	(3,346)	(3,721)
Proceeds from the sale of loans held for sale	115,178	134,347
Origination of loans held for sale	(109,069)	(115,058)
Gain on sale of other real estate owned	—	(41)
Impairment on other real estate owned	—	166
Net changes in assets and liabilities:
Increase in accrued interest receivable	(383)	(273)
(Increase) decrease in other assets	(220)	1,698
Decrease in other liabilities	(1,797)	(428)
Net Cash Provided by Operating Activities	4,709	21,009
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(10,000)	(11,283)
Purchases of FHLB stock	—	(1,318)
Proceeds from sales/calls/maturities of securities available for sale	18,388	18,898
Proceeds from redemption of FHLB stock	9	1,290
Decrease in purchased receivables, net	2,810	5,994
(Increase) decrease in loans, net	(13,821)	14,020
Proceeds from sale of other real estate owned	71	647
Proceeds from sale of premises and equipment	—	34
Purchases of premises and equipment	(152)	(962)
Net Cash Provided (Used) by Investing Activities	(2,695)	27,320
Financing Activities:
Increase (decrease) increase in deposits	2,507	(20,580)
Increase in securities sold under repurchase agreements	3,272	4,176
Increase in borrowings	(24)	(12)
Distributions to noncontrolling interest	—	(87)
Cash dividends paid	(1,648)	(1,445)
Net Cash (Used) Provided by Financing Activities	4,107	(17,948)
Net Change in Cash and Cash Equivalents	6,121	30,381
Cash and Cash Equivalents at Beginning of Period	77,841	50,551
Cash and Cash Equivalents at End of Period	$83,962	$80,932

Supplemental Information:
Interest paid	$498	$596
Transfer of loans to other real estate owned	$235	$—
Cash dividends declared but not paid	$16	$12

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC ("RML"), the parent company of Residential Mortgage, LLC ("Residential Mortgage") and consolidates their balance sheets and income statement into its financial statements. The Company owned a 50.1% interest in Northrim Benefits Group, LLC ("NBG") through August 14, 2017, and consolidates NBG's balance sheets and income statements into its financial statements through the date of the sale on August 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2018, are not necessarily indicative of the results anticipated for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, this new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, including interest income and mortgage banking income have been identified as out of scope of this new guidance. The Company's overall assessment of material in-scope revenue sources include service charges on deposits, bankcard fees, and other miscellaneous revenue sources. The Company adopted the guidance on January 1, 2018, utilizing the modified retrospective approach, which did not have a material impact on how the Company recognizes revenue or on our consolidated financial statements and disclosures. See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this report for disclosures related to revenue generated from contracts with customers.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted the guidance on January 1, 2018 and reclassified $191,000 in unrealized gains on its investments in preferred stock from other comprehensive income to retained earnings. Adoption of the guidance does not have a material or significant impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted the guidance on January 1, 2018 and made an accounting policy election to classify distributions from equity method investees using the cumulative earnings approach. Accordingly, these distributions are recorded as cash inflows in the operating activity section of the Statement of Cash Flows. Adoption of the guidance does not have a material or significant impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the guidance on January 1, 2018 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under the current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company early adopted this standard in the first quarter of 2018, which resulted in a $62,000 decrease in beginning retained earnings through a cumulative-effect adjustment.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU 2017-12”). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and all transition requirements and elections must be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The Company early adopted this standard in the first quarter of 2018, and it did not have an impact on the Company’s consolidated financial position or results of operations.
Accounting pronouncements to be implemented in future periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and must be applied prospectively. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Company currently has that are accounted for under current operating lease guidance.
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

2. Revenue
The Company's revenue is included in net interest income and other operating income on its Consolidated Statements of Income. ASU 2014-09, which amends Topic 606 in the Accounting Standards Codification ("ASC"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our ongoing revenue-generating transactions are not subject to ASC 606, including revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, purchased receivable income, financial guarantees, and derivatives are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant services income, and commissions from the sales of mutual funds and other investments. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Bankcard fees
Bankcard fees are primarily comprised of debit card income and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa or MasterCard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. The Company’s performance obligation for bankcard fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payments are typically received immediately or in the following month.
Service charges on deposit accounts
Service charges on deposit accounts consist of general service fees for monthly account maintenance, activity- or transaction-based fees, and account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), and other deposit account related fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payments for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other
Other operating income consists of other recurring revenue streams such as merchant services income, commissions from sales of mutual funds and other investments, safety deposit box rental fees, bank check and other check fees, and other miscellaneous revenue streams. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for merchant services income is largely satisfied, and related revenue recognized, when the transactions have been completed. Payment is typically received immediately or in the following month. The Company earns commissions from the sale of mutual funds as periodic service fees (i.e., trailers) from Elliott Cove Capital Management typically based on a percentage of net asset value. Trailer revenue is recorded over time, quarterly, as net asset value is determined. The Company also earns commission income from the sale of annuity products. The Company acts as an intermediary between the Company's customer and Elliott Cove Investment Advisors for these transactions, and Commissions from annuity product sales are recorded when the Company’s performance obligation is satisfied, which is generally upon the issuance of the annuity policy. The Company does not earn trailer fees on annuity sales. Payment for commissions from sales of mutual funds and other investments and annuity sales is typically received in the following quarter. Other service charges include revenue from safety deposit box rental fees, processing wire transfers, bank check and other check fees, and other services. The Company’s performance obligation for these other revenue streams are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payments are typically received immediately or in the following month.
The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017:

(In Thousands)	Three months ended
Other operating income	2018	2017
In-scope of Topic 606:
Bankcard fees	$625	$581
Service charges on deposit accounts	354	439
Other	363	375
Other operating income (in-scope of Topic 606)	$1,342	$1,395
Other operating income (out-of-scope of Topic 606)	6,120	7,510
Total other operating income	$7,462	$8,905
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.
Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

3. Cash and Cash Equivalents
The Company is required to maintain a $1.0 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$245,429	$—	$2,111	$243,318
Municipal securities	13,805	18	47	13,776
Corporate bonds	34,152	317	—	34,469
Collateralized loan obligations	6,000	11	1	6,010
Total securities available for sale	$299,386	$346	$2,159	$297,573
December 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$250,794	$3	$1,336	$249,461
Municipal securities	14,395	72	46	14,421
Corporate bonds	36,654	478	—	37,132
Collateralized loan obligations	6,000	5	—	6,005
Total securities available for sale	$307,843	$558	$1,382	$307,019

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$120,700	$1,269	$122,618	$842	$243,318	$2,111
Collateralized loan obligations	3,000	1	—	—	3,000	1
Municipal securities	4,697	18	2,294	29	6,991	47
Total	$128,397	$1,288	$124,912	$871	$253,309	$2,159

December 31, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$116,331	$496	$122,605	$840	$238,936	$1,336
Municipal securities	3,994	17	2,298	29	6,292	46
Total	$120,325	$513	$124,903	$869	$245,228	$1,382

The unrealized losses on investments in U.S. treasury and government sponsored entities, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At March 31, 2018 and December 31, 2017, respectively, there were 26 and 24 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were 17 securities as of March 31, 2018 and December 31, 2017 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2018 and December 31, 2017, $51.9 million and $51.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities and preferred stock at March 31, 2018, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$97,714	$97,467	1.08%
1-5 years	147,715	145,851	1.71%
Total	$245,429	$243,318	1.46%
Corporate bonds
Within 1 year	$2,000	$2,000	2.37%
1-5 years	21,703	21,891	2.63%
5-10 years	10,449	10,578	3.05%
Total	$34,152	$34,469	2.74%
Collateralized loan obligations
1-5 years	$3,000	$2,999	3.04%
Over 10 years	3,000	3,011	3.51%
Total	$6,000	$6,010	3.27%
Preferred stock
Over 10 years	$5,373	$5,527	6.36%
Total	$5,373	$5,527	6.36%
Municipal securities
Within 1 year	$3,202	$3,198	1.80%
1-5 years	10,603	10,578	2.67%
Total	$13,805	$13,776	2.47%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three months ending March 31, 2018 and 2017, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended March 31, 2018
Available for sale securities	$—	$—	$—
Three Months Ended March 31, 2017
Available for sale securities	$10,010	$14	$—

A summary of interest income for the three months ending March 31, 2018 and 2017, on available for sale investment securities and marketable securities is as follows:

(In Thousands)	2018	2017
US Treasury and government sponsored entities	$890	$778
Other	360	289
Total taxable interest income	$1,250	$1,067
Municipal securities	$86	$97
Total tax-exempt interest income	$86	$97
Total	$1,336	$1,164

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2018
AQR Pass	$278,743	$30,310	$54,947	$125,930	$328,144	$55,081	$21,227	$19,914	$914,296
AQR Special Mention	6,101	—	—	2,052	11,000	1,213	138	20	20,524
AQR Substandard	31,168	—	—	4,607	477	—	531	11	36,794
AQR Doubtful	69	—	—	—	—	—	—	—	69
Subtotal	$316,081	$30,310	$54,947	$132,589	$339,621	$56,294	$21,896	$19,945	$971,683
Less: Unearned origination fees, net of origination costs									(4,108)
Total loans									$967,575
December 31, 2017
AQR Pass	$277,371	$31,201	$80,093	$127,059	$307,780	$39,777	$21,846	$19,895	$905,022
AQR Special Mention	4,921	—	—	2,095	11,051	634	3	22	18,726
AQR Substandard	31,222	—	—	2,888	482	—	767	2	35,361
Subtotal	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Less: Unearned origination fees, net of origination costs									(4,156)
Total loans									$954,953
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $18.5 million and $21.2 million at March 31, 2018 and December 31, 2017, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
March 31, 2018
Commercial	$15	$—	$1,933	$15,320	$17,268
Real estate term owner occupied	—	—	1,331	—	1,331
Consumer secured by 1st deeds of trust	—	—	285	—	285
Consumer other	—	—	11	—	11
Total nonperforming loans	15	—	3,560	15,320	18,895
Government guarantees on nonaccrual loans	—	—	(73)	(339)	(412)
Net nonaccrual loans	$15	$—	$3,487	$14,981	$18,483
December 31, 2017
Commercial	$810	$—	$2,652	$16,455	$19,917
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer secured by 1st deeds of trust	—	—	378	—	378
Total nonperforming loans	810	—	3,030	17,786	21,626
Government guarantees on nonaccrual loans	—	—	(94)	(373)	(467)
Net nonaccrual loans	$810	$—	$2,936	$17,413	$21,159

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
March 31, 2018
Commercial	$5,506	$223	$—	$5,729	$17,268	$293,084	$316,081
Real estate construction one-to-four family	—	—	—	—	—	30,310	30,310
Real estate construction other	—	—	—	—	—	54,947	54,947
Real estate term owner occupied	1,914	—	—	1,914	1,331	129,344	132,589
Real estate term non-owner occupied	645	—	—	645	—	338,976	339,621
Real estate term other	—	—	—	—	—	56,294	56,294
Consumer secured by 1st deed of trust	468	—	—	468	285	21,143	21,896
Consumer other	64	64	84	212	11	19,722	19,945
Subtotal	$8,597	$287	$84	$8,968	$18,895	$943,820	$971,683
Less: Unearned origination fees, net of origination costs							(4,108)
Total							$967,575
December 31, 2017
Commercial	$503	$—	$240	$743	$19,917	$292,854	$313,514
Real estate construction one-to-four family	—	—	—	—	—	31,201	31,201
Real estate construction other	90	—	—	90	—	80,003	80,093
Real estate term owner occupied	966	—	—	966	1,331	129,745	132,042
Real estate term non-owner occupied	—	—	—	—	—	319,313	319,313
Real estate term other	—	—	—	—	—	40,411	40,411
Consumer secured by 1st deed of trust	363	—	—	363	378	21,875	22,616
Consumer other	161	53	12	226	—	19,693	19,919
Subtotal	$2,083	$53	$252	$2,388	$21,626	$935,095	$959,109
Less: Unearned origination fees, net of origination costs							(4,156)
Total							$954,953

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

At March 31, 2018 and December 31, 2017, the recorded investment in loans that are considered to be impaired was $33.2 million and $32.0 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2018
With no related allowance recorded
Commercial - AQR special mention	$2,233	$2,233	$—
Commercial - AQR substandard	17,271	19,306	—
Real estate term owner occupied- AQR substandard	4,584	4,584	—
Real estate term non-owner occupied- AQR pass	295	295	—
Real estate term non-owner occupied- AQR special mention	89	89	—
Real estate term non-owner occupied- AQR substandard	477	477	—
Real estate term other - AQR pass	541	541	—
Consumer secured by 1st deeds of trust - AQR pass	135	135	—
Consumer secured by 1st deeds of trust - AQR substandard	246	246	—
Subtotal	$25,871	$27,906	$—

With an allowance recorded
Commercial - AQR substandard	$7,073	$7,073	$316
Commercial - AQR doubtful	54	54	54
Consumer secured by 1st deeds of trust - AQR substandard	241	294	2
Subtotal	$7,368	$7,421	$372

Total
Commercial - AQR special mention	$2,233	$2,233	$—
Commercial - AQR substandard	24,344	26,379	316
Commercial - AQR doubtful	54	54	54
Real estate term owner-occupied - AQR substandard	4,584	4,584	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	477	477	—
Real estate term other - AQR pass	541	541	—
Consumer secured by 1st deeds of trust - AQR pass	135	135	—
Consumer secured by 1st deeds of trust - AQR substandard	487	540	2
Total	$33,239	$35,327	$372

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	16,671	17,742	—
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Subtotal	$23,979	$25,135	$—

With an allowance recorded
Commercial - AQR substandard	$7,988	$7,988	$966
Subtotal	$7,988	$7,988	$966

Total
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	24,659	25,730	966
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Total	$31,967	$33,123	$966

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2018 and 2017:

Three Months Ended March 31,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$2,242	$31	$52	$1
Commercial - AQR substandard	18,549	85	17,544	76
Real estate term owner occupied- AQR pass	—	—	250	5
Real estate term owner occupied- AQR substandard	4,592	24	5,325	84
Real estate term non-owner occupied- AQR pass	299	5	384	14
Real estate term non-owner occupied- AQR substandard	480	7	696	20
Real estate term other - AQR pass	550	10	624	11
Real estate term other - AQR substandard	—	—	663	11
Consumer secured by 1st deeds of trust - AQR special mention	—	—	142	3
Consumer secured by 1st deeds of trust - AQR substandard	248	4	455	3
Consumer other - AQR substandard	—	—	52	1
Subtotal	$27,185	$171	$26,187	$229

With an allowance recorded
Commercial - AQR substandard	$7,205	$—	$11,285	$—
Commercial - AQR doubtful	55	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	242	—	—	—
Subtotal	$7,502	$—	$11,285	$—

Total
Commercial - AQR special mention	$2,242	$31	$52	$1
Commercial - AQR substandard	25,754	85	28,829	76
Real estate construction one-to-four family - AQR substandard	—	—	—	—
Real estate construction other - AQR substandard	—	—	—	—
Real estate term owner-occupied - AQR pass	—	—	250	5
Real estate term owner-occupied - AQR substandard	4,592	24	5,325	84
Real estate term non-owner occupied - AQR pass	299	5	384	14
Real estate term non-owner occupied - AQR substandard	480	7	696	20
Real estate term other - AQR pass	550	10	624	11
Real estate term other - AQR substandard	—	—	663	11
Consumer secured by 1st deeds of trust - AQR special mention	—	—	142	3
Consumer secured by 1st deeds of trust - AQR substandard	490	4	455	3
Total Impaired Loans	$34,687	$171	$37,472	$229
Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of March 31, 2018 was $895,000.

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $25.5 million and $23.8 million at March 31, 2018 and December 31, 2017, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the three months ended March 31, 2018 and restructured loans that occurred prior to 2018 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$1,179	$559	$1,738
Real estate term owner occupied- AQR substandard	363	1,331	1,694
Subtotal	$1,542	$1,890	$3,432
Existing Troubled Debt Restructurings	$7,620	$14,476	$22,096
Total	$9,162	$16,366	$25,528
The following table presents newly restructured loans that occurred during the three months ended March 31, 2018, by concession (terms modified):

		March 31, 2018
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$2,704	$—	$2,704
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$4,398	$—	$4,398
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$1,738	$—	$1,738
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$3,432	$—	$3,432
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $965,000 charge offs in the three months ended March 31, 2018 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with specific impairment at March 31, 2018 and December 31, 2017.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the periods ending March 31, 2018 or December 31, 2017.

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(965)	—	—	—	—	—	(89)	(50)	—	(1,104)
Recoveries	89	—	—	—	—	1	1	1	—	92
Provision (benefit)	388	(21)	(497)	(20)	336	299	78	57	(620)	—
Balance, end of period	$5,684	$608	$1,069	$2,174	$6,379	$1,025	$305	$315	$2,890	$20,449
Balance, end of period:
Individually evaluated
for impairment	$370	$—	$—	$—	$—	$—	$2	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,314	$608	$1,069	$2,174	$6,379	$1,025	$303	$315	$2,890	$20,077
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(262)	—	—	—	—	—	—	(17)	—	(279)
Recoveries	73	—	—	—	—	—	—	2	—	75
Provision (benefit)	355	(1)	(82)	14	354	(45)	(2)	(2)	(191)	400
Balance, end of period	$5,701	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$19,893
Balance, end of period:
Individually evaluated
for impairment	$994	$—	$—	$—	$—	$—	$—	$—	$—	$994
Balance, end of period:
Collectively evaluated
for impairment	$4,707	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$18,899

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2018
Balance, end of period	$316,081	$30,310	$54,947	$132,589	$339,621	$56,294	$21,896	$19,945	$971,683
Balance, end of period:
Individually evaluated
for impairment	$26,631	$—	$—	$4,584	$861	$541	$622	$—	$33,239
Balance, end of period:
Collectively evaluated
for impairment	$289,450	$30,310	$54,947	$128,005	$338,760	$55,753	$21,274	$19,945	$938,444
December 31, 2017
Balance, end of period	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Balance, end of period:
Individually evaluated
for impairment	$26,812	$—	$—	$2,862	$874	$559	$860	$—	$31,967
Balance, end of period:
Collectively evaluated
for impairment	$286,702	$31,201	$80,093	$129,180	$318,439	$39,852	$21,756	$19,919	$927,142

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
March 31, 2018
Individually evaluated for impairment:
AQR Substandard	$316	$—	$—	$—	$—	$—	$2	$—	$—	$318
AQR Doubtful	54	—	—	—	—	—	—	—	—	54
Collectively evaluated for impairment:
AQR Pass	5,140	608	1,069	2,135	6,020	1,014	303	311	—	16,600
AQR Special Mention	166	—	—	39	359	11	—	1	—	576
AQR Substandard	6	—	—	—	—	—	—	3	—	9
AQR Doubtful	2	—	—	—	—	—	—	—	—	2
Unallocated	—	—	—	—	—	—	—	—	2,890	2,890
	$5,684	$608	$1,069	$2,174	$6,379	$1,025	$305	$315	$2,890	$20,449
December 31, 2017
Individually evaluated for impairment:
AQR Substandard	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Collectively evaluated for impairment:
AQR Pass	5,079	629	1,566	2,154	5,680	725	315	305	—	16,453
AQR Special Mention	120	—	—	40	363	—	—	1	—	524
AQR Substandard	7	—	—	—	—	—	—	1	—	8
Unallocated	—	—	—	—	—	—	—	—	3,510	3,510
	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of March 31, 2018, the Company has one class of purchased receivables.  There were no purchased receivables past due at March 31, 2018 or December 31, 2017, and there were no restructured purchased receivables at March 31, 2018 or December 31, 2017.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2018, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2018	December 31, 2017
Purchased receivables	$19,621	$22,431
Reserve for purchased receivable losses	(209)	(200)
Total	$19,412	$22,231

The following table sets forth information regarding changes in the purchased receivable reserve for the three month periods ending March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$200	$171
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
Reserve for purchased receivables	9	12
Balance at end of period	$209	$183

The Company did not record any charge-offs in the first three months of 2018 or 2017.

8. Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three months ended March 31, 2018 and 2017:

(In Thousands)	2018	2017

Balance, beginning of period	$7,305	$4,157
Additions for new MSR capitalized	760	886
Changes in fair value:
Due to changes in model inputs of assumptions (1)	255	475
Other (2)	(281)	(193)
Carrying value, March 31	$8,039	$5,325

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018	December 31, 2017

Balance of mortgage loans serviced for others	$439,561	$406,291
MSR as a percentage of serviced loans	1.83%	1.80%

The Company recognized servicing fees of $1.2 million each during the three month periods ending March 31, 2018 and 2017, which includes revenues recognized at origination of new mortgage servicing rights, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2018 and December 31, 2017:

	2018	2017

Constant prepayment rate	8.20%	9.00%
Discount rate	9.73%	9.45%

Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at March 31, 2018 and December 31, 2017 were as follows:

(In Thousands)		March 31, 2018	December 31, 2017
Aggregate portfolio principal balance		$439,561	$406,291
Weighted average rate of note		3.77%	3.77%

March 31, 2018	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	8.20%	21.33%	23.12%
Discount rate	9.73%	8.73%	7.73%
Fair value MSR	$8,039	$4,895	$4,648
Percentage of MSR	1.83%	1.11%	1.06%

December 31, 2017
Conditional prepayment rate	9.00%	23.33%	25.25%
Discount rate	9.45%	8.45%	7.45%
Fair value MSR	$7,305	$4,343	$4,109
Percentage of MSR	1.80%	1.07%	1.01%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four family Alaska Housing Finance Corporation/FNMA/FHLMC serviced home loan. The above tables reference a 100 basis point and 200 basis point decrease in note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

9.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of March 31, 2018 and December 31, 2017.
The Company had interest rate swaps with an aggregate notional amount of $12.0 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the notional amount of interest rate swaps is made up of one variable to fixed rate swap to a commercial loan customer totaling $6.0 million, and one fixed to variable rate swap with a counterparty totaling $6.0 million. Changes in fair value from these two interest rate swaps offset each other in the first three months of 2018. The Company did not recognize any fee income related to interest rate swaps in the three month period ending March 31, 2018 and recognized $16,000 in fee income in the three month period ending March 31, 2017. Interest rate swap income is recorded in other income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.49% as of March 31, 2018. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2018. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $651,000 as of March 31, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $64.8 million and $43.6 million at March 31, 2018 and December 31, 2017, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income. None of these derivatives as designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2018 and December 31, 2017:

(In Thousands)	Asset Derivatives
		March 31, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$133	$77
Interest rate lock commitments	Other assets	1,323	873
Total		$1,456	$950

(In Thousands)	Liability Derivatives
		March 31, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$133	$77
Retail interest rate contracts	Other liabilities	103	—
Total		$236	$77
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three month periods ending March 31, 2018 and 2017:

(In Thousands)	Income Statement Location	March 31, 2018	March 31, 2017
Interest rate contracts	Mortgage banking income	$358	($327)
Interest rate lock commitments	Mortgage banking income	422	388
Total		$780	$61
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of March 31, 2018 and December 31, 2017:

March 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$133	$—	$133	$—	$—	$133

Liability Derivatives
Interest rate swaps	$133	$—	$133	$—	$133	$—
Retail interest rate contracts	103	—	103	—	—	103

December 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$77	$—	$77	$—	$—	$77

Liability Derivatives
Interest rate swaps	$77	$—	$77	$—	$77	$—
Retail interest rate contracts	—	—	—	—	—	—

10.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended March 31, 2018 and 2017, the Company recognized $76,000 and $32,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements.
There were no exercises of stock options in the three months ended March 31, 2018.

The Company issued 11,975 shares from the exercise of stock options in the three months ended March 31, 2017. The Company received zero cash for stock option exercises in the three months ended March 31, 2017. In the three months ended March 31, 2017 the Company net settled $800,000 for cashless stock option exercises. The Company withheld $932,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three months ended March 31, 2017.
There were no stock options granted in the first three months of 2018 or 2017.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2018 and 2017, the Company recognized $177,000 and $96,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the first three months of 2018 or 2017.

11.  Fair Value of Assets and Liabilities
Fair Value Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•
Level 1:  Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

•
Level 2:  Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market, or inputs that require significant management judgment or estimation, some of which may be internally developed.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment securities available for sale and marketable securities: Fair values for are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Loans held for sale:  Due to the short term nature of these instruments, the carrying amounts reported in the consolidated balance sheets represent their fair values.
Mortgage servicing rights: MSR do not trade in an active market with readily observable market data and as a result, the Company classifies the fair value of these assets as Level 3 measurement. In order to determine the fair value of MSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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
Limitations
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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2018		December 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$83,962	$83,962	$77,841	$77,841
Investment securities available for sale	70,540	70,540	59,117	59,117
Marketable securities	5,527	5,527	—	—

Level 2 inputs:
Investment securities available for sale	227,033	227,033	253,633	253,633
Investment in Federal Home Loan Bank stock	2,105	2,105	2,115	2,115
Accrued interest receivable	4,390	4,390	4,385	4,385
Interest rate swaps	784	784	261	261

Level 3 inputs:
Loans and loans held for sale[1]	1,008,790	982,923	999,445	1,001,346
Purchased receivables, net	19,412	19,412	22,231	22,231
Interest rate lock commitments	1,323	1,323	873	873
Mortgage servicing rights	8,039	8,039	7,305	7,305

Financial liabilities:
Level 2 inputs:
Deposits	$1,260,790	$1,259,613	$1,258,283	$1,257,670
Securities sold under repurchase agreements	31,018	31,018	27,746	27,746
Borrowings	7,338	6,993	7,362	7,308
Accrued interest payable	58	58	24	24
Interest rate swaps	133	133	77	77
Retail interest rate contracts	103	103	—	—
Level 3 inputs:
Junior subordinated debentures	10,310	9,919	10,310	9,856
1Carrying amount is net of unearned income. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and loans held for sale as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$243,318	$49,603	$193,715	$—
Municipal securities	13,776	—	13,776	—
Corporate bonds	34,469	20,937	13,532	—
Collateralized loan obligations	6,010	—	6,010	—
Total available for sale securities	$297,573	$70,540	$227,033	$—
Preferred stock	$5,527	$5,527	$—	$—
Total marketable securities	$5,527	$5,527	$—	$—
Interest rate swaps	$784	$—	$784	$—
Interest rate lock commitments	1,323	—	—	1,323
Mortgage servicing rights	8,039	—	—	8,039
Total other assets	$10,146	$—	$784	$9,362
Liabilities:
Interest rate swaps	$133	$—	$133	$—
Retail interest rate contracts	103	—	103	—
Total other liabilities	$236	$—	$236	$—
December 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$249,461	$49,878	$199,583	$—
Municipal securities	14,421	—	14,421	—
Corporate bonds	37,132	3,508	33,624	—
Collateralized loan obligations	6,005	—	6,005	—

Total available for sale securities	$307,019	$53,386	$253,633	$—
Preferred stock	$5,731	$5,731	$—	$—
Total marketable securities	$5,731	$5,731	$—	$—
Interest rate swaps	$261	$—	$261	$—
Interest rate lock commitments	873	—	—	873
Mortgage servicing rights	7,305	—	—	7,305
Total other assets	$8,439	$—	$261	$8,178
Liabilities:
Interest rate swaps	$77	$—	$77	$—
Total other liabilities	$77	$—	$77	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three month periods ended March 31, 2018 and 2017:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2018
Interest rate lock commitments	$873	($400)	$3,684	($2,834)	$1,323	$1,323
Mortgage servicing rights	7,305	(26)	760	—	8,039	—
Total	$8,178	($426)	$4,444	($2,834)	$9,362	$1,323
Three Months Ended March 31, 2017
Interest rate lock commitments	$1,137	($316)	$3,056	($2,343)	$1,534	$1,534
Mortgage servicing rights	4,157	282	886	—	5,325	—
Total	$5,294	($34)	$3,942	($2,343)	$6,859	$1,534

As of and for the periods ending March 31, 2018 and December 31, 2017, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Loans measured for impairment	$7,369	$—	$—	$7,369
Total	$7,369	$—	$—	$7,369
December 31, 2017
Loans measured for impairment	$7,988	$—	$—	$7,988
Other real estate owned	3,927	—	—	3,927
Other assets - equity method investment	2,292	—	—	2,292
Total	$14,207	$—	$—	$14,207

The following table presents the (gains) and losses resulting from nonrecurring fair value adjustments for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Loans measured for impairment	($594)	$380
Other real estate owned	—	166
Total loss from nonrecurring measurements	($594)	$546

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	0% - 100%
	Discounted cash flow	Discount rate	21%
Interest rate lock commitment	External pricing model	Pull through rate	92.15%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.09% - 10.85%
		Discount rate	9.69% - 10.36%
December 31, 2017
Loans measured for impairment	In-house valuation of collateral	Discount rate	32% - 40%
	Discounted cash flow	Discount rate	14%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25% - 32%
Interest rate lock commitment	External pricing model	Pull through rate	93.05%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.94% - 11.34%
		Discount rate	9.42% - 10.05%

12.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2018, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,463	$332	$14,795
Interest expense	427	105	532
Net interest income	14,036	227	14,263
Provision for loan losses	—	—	—
Other operating income	2,518	4,944	7,462
Compensation expense - RML acquisition payments	—	—	—
Other operating expense	12,394	4,401	16,795
Income before provision for income taxes	4,160	770	4,930
Provision for income taxes	659	209	868
Net income attributable to Northrim BanCorp, Inc.	$3,501	$561	$4,062

	Three Months Ended March 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,115	$350	$14,465
Interest expense	566	66	632
Net interest income	13,549	284	13,833
Provision for loan losses	400	—	400
Other operating income	3,455	5,450	8,905
Compensation expense - RML acquisition payments	174	—	174
Other operating expense	11,622	4,819	16,441
Income before provision for income taxes	4,808	915	5,723
Provision for income taxes	1,422	379	1,801
Net income	3,386	536	3,922
Less: net income attributable to the noncontrolling interest	97	—	97
Net income attributable to Northrim BanCorp, Inc.	$3,289	$536	$3,825

March 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,460,720	$64,021	$1,524,741
Loans held for sale	$—	$41,216	$41,216

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,452,602	$65,994	$1,518,596
Loans held for sale	$—	$43,979	$43,979

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2017. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
According to the April 2018 edition of Alaska Economic Trends, published by the Department of Labor for the State of Alaska, Alaska has generated three consecutive quarters of Gross State Product growth due primarily to the recent increases in the price of oil. Employment growth in the State of Alaska remains challenging, however, as February 2018 marked the 29th consecutive month of job losses, with wages falling 3.6% in the third quarter of 2017 (the most recent data available). Despite falling wages and employment throughout most of the state, home values remain stable and foreclosure rates are low.
The Federal Open Market Committee ("FOMC") increased the target federal funds rate in March of 2018 from 1.50% to 1.75%. Along with the rate increase came another upgrade in the Federal Reserve's economic forecast. In its post-meeting statement, the FOMC said, "The economic outlook has strengthened in recent months," a sentence that had not been included in previous releases. According to the summary of economic projections that the FOMC releases each quarter, three rate hikes is still the baseline for 2018, and the fed funds futures market was indicating a 38% chance of the baseline just before the FOMC's statement was released. In the statement, Federal Reserve officials raised their forecast for 2018 GDP growth from 2.5% in December 2017 to 2.7%, and increased the 2019 expectation from 2.1% to 2.4%.

Highlights and Summary of Performance - First Quarter of 2018
The Company reported net income attributable to the Company and diluted earnings per share of $4.1 million and $0.58, respectively, for the first quarter of 2018 compared to net income attributable to the Company and diluted earnings per share of $3.8 million and $0.55, respectively, for the first quarter of 2017. This increase is primarily due to a decrease in the provision for income taxes resulting from enacted federal tax legislation that lowered federal corporate tax rates effective January 1, 2018. The Company's effective tax rate decreased to 18% in the first quarter of 2018 as compared to 32% in the first quarter of 2017.

•	Total revenue, which includes net interest income plus other operating income, was $21.7 million in the first quarter of 2018, compared to $22.7 million in the first quarter a year ago.

–	Community Banking contributed 76% to total revenues and 86% to net income in the first quarter of 2018.

–	Home Mortgage Lending contributed 24% to total revenues and 14% to net income in the first quarter of 2018.

•
Net interest income in the first quarter of 2018 increased 3% to $14.3 million from $13.8 million in the first quarter a year ago, mainly due to the higher yield on the investment portfolio and overnight funds.

•	Net interest margin increased to 4.28% from 4.15% compared to the first quarter a year ago primarily due to increases in interest rates.

•	Total portfolio loans grew 1% as of March 31, 2018 year-over-year to $967.6 million with growth primarily in commercial real estate loans.

•
Total deposits increased 1% year-over-year, with demand deposits growing to 34% of the portfolio and time deposits declining to 8% of total deposits at March 31, 2018 compared to 33% and 11%, respectively, at March 31, 2017.

•	Northrim paid a quarterly cash dividend of $0.24 per share in March 2018, up from the $0.21 per share dividend paid in March 2017.

•	Book value per share increased 3% to $28.37 at the end of the first quarter of 2018 from $27.42 a year ago.

•
At quarter end, total non-performing assets, net of government guarantees increased to $26.1 million, or 1.71% of assets, compared to $18.4 million, or 1.22% of assets a year ago. Total adversely classified loans remained consistent at $34.9 million at the end of the first quarter of 2018 compared to $34.5 million a year ago.

•	Following net charge-offs of $1.0 million in the first quarter of 2018, the allowance for loan losses to portfolio loans grew to 2.11% at March 31, 2018, compared to 2.07% a year ago.

•	Northrim remains well-capitalized with Tier 1 Capital to Risk Adjusted Assets of 14.88% and total shareholders' equity to total assets of 12.79% at March 31, 2018.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2018	2017
Return on average assets	1.10%	1.04%
Return on average shareholders' equity	8.43%	8.30%
Dividend payout ratio	41.01%	38.09%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2018 decreased $2.6 million, or 1% to $26.1 million as compared to $28.7 million at December 31, 2017. Other real estate owned ("OREO"), net of government guarantees, increased $217,000 to $7.5 million at March 31, 2018 as compared to $7.3 million at December 31, 2017 mostly as a result of the addition of one property in the first quarter of 2018. Nonperforming loans, net of government guarantees decreased $2.8 million during the first quarter of 2018 as compared to December 31, 2017, primarily due to a $1.3 million paydown on one large commercial loan and $1 million in charge-offs during the first quarter. Nonperforming purchased receivables were zero at both March 31, 2018 and December 31, 2017.
The following table summarizes OREO activity for the three month period ending March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance, beginning of the period	$8,651	$6,574
Transfers from loans	235	—
Proceeds from the sale of other real estate owned	(71)	(647)
Gain on sale of other real estate owned, net	—	41
Impairment on other real estate owned	—	(166)
Balance at end of period	8,815	5,802
Government guarantees	(1,280)	—
Balance at end of period, net of government guarantees	$7,535	$5,802
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2018, management had identified potential problem loans of $13.8 million as compared to potential problem loans of $9.5 million at December 31, 2017. The increase in potential problem loans from December 31, 2017 to March 31, 2018 is primarily the result of the addition of three commercial loans.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $9.2 million in loans classified as TDRs that were performing and $16.4 million in TDRs included in nonaccrual loans at March 31, 2018 for a total of approximately

$25.5 million. At December 31, 2017 there were $7.7 million in loans classified as TDRs that were performing and $16.2 million in TDRs included in nonaccrual loans for a total of $23.8 million. The increase in TDRs at March 31, 2018 is primarily the result of the restructuring of six loans within three relationships in the first quarter of 2018. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the first quarter of 2018 increased $237,000, or 6%, to $4.1 million as compared to $3.8 million for the same period in 2017. This increase was primarily the result of a decrease in the provision for income taxes resulting from enacted federal tax legislation that lowered federal corporate tax rates effective January 1, 2018 and the impact from rising interest rates.
Net Interest Income/Net Interest Margin
Net interest income for the first quarter of 2018 increased $430,000, or 3%, to $14.3 million as compared to $13.8 million for the first quarter in 2017. Net interest margin increased 13 basis points to 4.28% in the first quarter of 2018 as compared to 4.15% in the first quarter of 2017. The increase in net interest income in the current quarter compared to the same quarter in 2017 was primarily the result of higher interest income on both short and long-term investments as well as lower interest expense on deposits compared to the same quarter in 2017. Changes in net interest margin in the quarter ended March 31, 2018 as compared to the same period in the prior year are detailed below:

1Q18 vs. 1Q17
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.16%
Volume and mix of interest-earning assets	(0.02)%
Change in NIM	0.13%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended March 31, 2018 and 2017:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2018	2017	$	%	2018	2017	$	%	2018	2017	Change
Loans[1,2]	$955,718	$970,493	($14,775)	(2)%	$12,946	$12,903	$43	—%	5.52%	5.44%	0.08%
Loans held for sale	34,503	34,435	68	—%	317	335	(18)	(5)%	3.73%	3.95%	(0.22)%

Short-term investments[3]	48,177	23,490	24,687	105%	184	48	136	283%	1.53%	0.81%	0.72%
Long-term investments[4]	314,099	323,753	(9,654)	(3)%	1,348	1,179	169	14%	1.85%	1.59%	0.26%
Total investments	362,276	347,243	15,033	4%	1,532	1,227	305	25%	1.83%	1.56%	0.27%
Interest-earning assets	1,352,497	1,352,171	326	0%	14,795	14,465	330	2%	4.49%	4.40%	0.09%
Nonearning assets	141,588	139,405	2,183	2%
Total	$1,494,085	$1,491,576	$2,509	0%

Interest-bearing demand	$238,590	$192,003	$46,587	24%	$24	$16	$8	50%	0.04%	0.03%	0.01%
Savings deposits	144,344	246,820	(102,476)	(42)%	122	128	(6)	(5)%	0.10%	0.10%	—%
Money market deposits	244,709	242,195	2,514	1%	106	103	3	3%	0.09%	0.09%	—%
Time deposits	201,902	133,214	68,688	52%	120	197	(77)	(39)%	0.49%	0.66%	(0.17)%
Total interest-bearing deposits	829,545	814,232	15,313	2%	372	445	(73)	(16)%	0.18%	0.22%	(0.04)%
Borrowings	46,263	52,579	(6,316)	(12)%	160	187	(27)	(14)%	1.38%	1.40%	(0.02)%
Total interest-bearing liabilities	875,808	866,811	8,997	1%	532	632	(100)	(16)%	0.25%	0.29%	(0.04)%
Demand deposits and other noninterest-bearing liabilities	422,781	437,805	(15,024)	(3)%
Equity	195,496	186,960	8,536	5%
Total	$1,494,085	$1,491,576	$2,509	0%
Net interest income					$14,263	$13,833	$430	3%
Net interest margin									4.28%	4.15%	0.13%
Average loans to average interest-earning assets	70.66%	71.77%
Average loans to average total deposits	77.46%	78.84%
Average non-interest deposits to average total deposits	32.76%	33.85%
Average interest-earning assets to average interest-bearing liabilities	154.43%	155.99%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $651,000 and $760,000 in the first quarter of 2018 and 2017, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $20.2 million and $14.2 million in the first quarter of 2018 and 2017, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2018 and 2017.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2018 vs. 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($43)	$86	$43
Loans held for sale	1	(19)	(18)
Short-term investments	73	63	136
Long-term investments	(38)	207	169
Total interest income	($7)	$337	$330

Interest Expense:
Interest-bearing deposits	$8	($81)	($73)
Borrowings	(24)	(3)	(27)
Total interest expense	($16)	($84)	($100)

Provision for Loan Losses
The provision for loan losses was zero for the first quarter of 2018 and $400,000 for the same period of 2017. Nonperforming loans, net of government guarantees decreased slightly in the first quarter of 2018 and adversely classified loans increased slightly, and the ratio of the allowance for loan losses ("Allowance") to total nonperforming loans, net of government guarantees was 110% at March 31, 2018. In the first quarter of 2017, the Company recorded a $400,000 provision for loan losses, primarily due to an increase in specific impairment related to one commercial lending relationship, and the ratio of the Allowance to total nonperforming loans, net of government guarantees was 158% at March 31, 2017. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended March 31, 2018, decreased $1.4 million, or 16%, to $7.7 million as compared to the same period in 2017 primarily due to a $936,000 decrease in employee benefit plan income and a $506,000 decrease in mortgage banking income. The decrease in employee benefit plan income resulted from the sale of the Company's interest in Northrim Benefits Group, LLC ("NBG") in the third quarter of 2017. Decreased mortgage banking income was primarily the result of decreased mortgage production volume mainly resulting from the slowing of the Alaska economy and a lower adjustment in the fair value of mortgage servicing rights in the first quarter of 2018 compared to the same quarter in 2017. These decreases were partially offset by a $151,000 increase in purchased receivable income due to higher average balances in 2018.

Other Operating Expense
Other operating expense for the first quarter of 2018 increased $180,000, or 1%, to $16.8 million as compared to the same period in 2017 due to a $598,000, or 5%, increase in the Community Banking segment. The increase in expenses in the Community Banking segment was partially offset by a $418,000, or 9%, decrease in expenses in the Home Mortgage Lending segment as compared to the same period in 2017. In the Community Banking segment, data processing expense increased $301,000, or 24%, compared to the same period in 2017, primarily due to increases in software amortization and debit and ATM card processing fees, as well as one-time costs of approximately $73,000 in the first quarter of 2018. Additionally, other operating expense in the Community Banking segment increased $271,000, or 24%, compared to the same period in 2017, primarily due to one-time items in the first quarter of 2017. One of these items was a $100,000 decrease due to lower than anticipated loan collection costs related to one commercial loan in the first quarter of 2017. The Company accrued $170,000 in other operating expense for this estimated loan collection cost in the fourth quarter of 2016, but reversed $100,000 of this estimate in the first quarter of 2017 when management determined that actual costs were $70,000. Finally, the Company recorded a reduction in other operating expense in the first quarter of 2017 upon receipt of a $122,000 refund from the State of Washington for business and occupancy taxes related to the 2012 - 2015 tax years. The decrease in the expenses in the Home Mortgage Lending segment in the first three months of 2018 compared to the same period in 2017 is primarily due to a reduction in fixed salaries and benefit costs that resulted from a reduction of full time equivalent employees at RML due to lower production volumes as the Alaska economy has slowed.
Income Taxes
The provision for income taxes for the three-month period ending March 31, 2018, decreased $933,000 or 52%, as compared to the same period in 2017 primarily due to a decrease in pre-tax income and a decrease in the enacted federal corporate tax rate. The effective tax rate for the three-month period ending March 31, 2018 decreased to 18% from 32% for the same period in 2017.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at March 31, 2018 decreased 3%, or $9.7 million, to $303.1 million from $312.8 million at December 31, 2017 as the Company reinvested proceeds from maturities and security calls in portfolio loans in the first three months of 2018. The table below details portfolio investment balances by portfolio investment type:

	March 31, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$243,318	80.3%	$249,461	79.8%
Municipal securities	13,776	4.5%	14,421	4.6%
Corporate bonds	34,469	11.4%	37,132	11.9%
Collateralized loan obligations	6,010	2.0%	6,005	1.9%
Preferred stock	5,527	1.8%	5,731	1.8%
Total portfolio investments	$303,100		$312,750

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
Portfolio loans increased by $12.6 million, or 1%, to $967.6 million at March 31, 2018 from $955.0 million at December 31, 2017, primarily as a result of increased real estate term loans relating to non-owner occupied properties. This increase was partially offset by decreased real estate construction loans in the first three months of 2018 due to the seasonal nature of these loans as well as the completion and term out of projects that were included in construction loans as of the end of 2017. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 3% of portfolio loans at both March 31, 2018 and December 31, 2017.
The following table details loan balances by loan type as of the dates indicated:

	March 31, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$316,081	32.7%	$313,514	32.8%
Real estate construction one-to-four family	30,310	3.1%	31,201	3.3%
Real estate construction other	54,947	5.7%	80,093	8.4%
Real estate term owner occupied	132,589	13.7%	132,042	13.8%
Real estate term non-owner occupied	339,621	35.0%	319,313	33.4%
Real estate term other	56,294	5.8%	40,411	4.2%
Consumer secured by 1st deeds of trust	21,896	2.3%	22,616	2.4%
Consumer other	19,945	2.1%	19,919	2.1%
Subtotal	$971,683		$959,109
Less: Unearned origination fee,
net of origination costs	(4,108)	(0.4)%	(4,156)	(0.4)%
Total loans	$967,575		$954,953

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $63.6 million, or approximately 7% of loans as of March 31, 2018 have direct exposure to the oil and gas industry as compared to $70.8 million, or approximately 7% of loans as of December 31, 2017. The Company has no loans to oil producers or exploration companies as of March 31, 2018 or December 31, 2017, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $5.9 million and $9.2 million at March 31, 2018 and December 31, 2017, respectively. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $45.8 million and $53.5 million at March 31, 2018 and December 31, 2017, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.6 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2018
AQR Pass	$41,614	$—	$—	$9,632	$7,674	$—	$—	$426	$59,346
AQR Special Mention	97	—	—	—	—	—	—	—	97
AQR Substandard	4,129	—	—	—	—	—	—	—	4,129
Total	$45,840	$—	$—	$9,632	$7,674	$—	$—	$426	$63,572
December 31, 2017
AQR Pass	$48,601	$—	$—	$9,731	$7,778	$—	$—	$435	$66,545
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total	$52,835	$—	$—	$9,731	$7,778	$—	$—	$435	$70,779

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

•
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 11 of the Notes to Consolidated Financial

Statements included in Item 1 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.

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

The Company first disaggregates the loan portfolio into the following eight segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non- owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans. After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system. The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the year ending December 31, 2017. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2018.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class. The Company uses a look-back period of five years in the calculation of average historical loss rates. After the Company calculates a general allocation using our loss history, the general reserve is then adjusted for qualitative factors by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers; national and local economic trends; general business conditions; trends in local real estate markets; economic, political, and industry specific factors that affect resource development in Alaska; effects of various political activities; peer group data; and internal factors such as underwriting policies and expertise of the Company’s employees.

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At March 31, 2018 and December 31, 2017, the unallocated allowance as a percentage of the total Allowance was 14% and 16%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$21,461	$19,697
Charge-offs:
Commercial	965	262
Consumer secured by 1st deeds of trust	89	—
Consumer other	50	17
Total charge-offs	1,104	279
Recoveries:
Commercial	89	73
Consumer secured by 1st deeds of trust	1	—
Consumer other	1	2
Total recoveries	92	75
Net, charge-offs	1,012	204
Provision for loan losses	—	400
Balance at end of period	$20,449	$19,893
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $2.5 million to $1.261 billion at March 31, 2018 from $1.258 billion at December 31, 2017. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2018		December 31, 2017
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$433,046	34%	$414,686	33%
Interest-bearing demand	244,601	19%	252,009	20%
Savings deposits	246,981	20%	247,458	20%
Money market deposits	239,242	19%	243,603	19%
Time deposits	96,920	8%	100,527	8%
Total deposits	$1,260,790		$1,258,283
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% of total deposits at March 31, 2018 and December 31, 2017, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2018, the Company had $96.9 million in certificates of deposit as compared to certificates of deposit of $100.5 million at December 31, 2017. At March 31, 2018, $60.2 million, or 62%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $66.0 million, or 66%, of total certificates of deposit at December 31, 2017. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2018 and December 31, 2017, was $59.0 million and $61.4 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2018:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$6,510	11%
Over 3 through 6 months	15,708	27%
Over 6 through 12 months	15,264	26%
Over 12 months	21,473	36%
Total	$58,955	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2018 or December 31, 2017.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2018, our maximum borrowing line from the FHLB was $528.5 million, approximately 35% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.3 million as of March 31, 2018 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $72.2 million of loans as collateral to secure advances made through the discount window on March 31, 2018. There were no discount window advances outstanding at March 31, 2018 or December 31, 2017.

Other Short-term Borrowings: Securities sold under agreements to repurchase were $31.0 million and $27.7 million, for
March 31, 2018 and December 31, 2017, respectively. The average balance outstanding of securities sold under agreements to repurchase during the first quarter of 2018 and 2017 was $28.6 million, respectively, and the maximum outstanding at any month-end was $31.0 million and $31.8 million, respectively, during the same time periods. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law which generally limit the amount of outstanding debt to 15% of total assets or $226.5 million and $225.8 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of March 31, 2018 and December 31, 2017, respectively.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2018 were $267.4 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2018 were $1.261 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $4.7 million for the first three months of 2018 primarily due to proceeds from the sale of loans held for sale being only partially offset by cash used in connection with the origination of loans held for sale. Net cash used in investing activities was $2.7 million for the same period, primarily due to cash invested into portfolio loans and purchases of investment securities, which were only partially offset by proceeds from maturities of investment securities. Net cash provided by financing activities in the first quarter of 2018 was $4.1 million, primarily due to increases in deposits and securities sold under repurchase agreements with customers.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2018 , our funds available for borrowing under our existing lines of credit were $592.5 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company did not issue or repurchase any shares of its common stock in the first three months of 2018. At March 31, 2018, the Company had 6,871,963 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2018, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2018 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2018, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both March 31, 2018 and December 31, 2017, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2018
Total risk-based capital	8.00%	10.00%	16.14%	14.43%
Tier 1 risk-based capital	6.00%	8.00%	14.88%	13.17%
Common equity tier 1 capital	4.50%	6.50%	14.10%	13.17%
Leverage ratio	4.00%	5.00%	12.82%	11.34%
December 31, 2017
Total risk-based capital	8.00%	10.00%	15.90%	14.08%
Tier 1 risk-based capital	6.00%	8.00%	14.65%	12.83%
Common equity tier 1 capital	4.50%	6.50%	13.89%	12.83%
Leverage ratio	4.00%	5.00%	12.41%	10.87%

See Note 21 of the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2017 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Correction Action rules. See Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0%or more.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of March 31, 2018 and December 31, 2017, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $274.5 million and $291.5 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $64.8 million and $43.6 million, as of March 31, 2018 and December 31, 2017, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $133,000 and $152,000 at March 31, 2018 and December 31, 2017 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company does not have any significant capital commitments at March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2018 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2018, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors have not materially changed as of March 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three month period ending March 31, 2018.

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
NORTHRIM BANCORP, INC.

May 7, 2018	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 7, 2018	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)