Form 10-Q
period 2018-06-30
NORTHRIM BANCORP INC
filed 2018-08-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 7, 2018 was 6,872,959.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$26,355	$25,016
Interest bearing deposits in other banks	9,775	52,825
Investment securities available for sale, at fair value	264,124	307,019
Marketable equity securities	6,006	5,731
Investment in Federal Home Loan Bank stock	2,104	2,115
Loans held for sale	54,306	43,979
Loans	967,702	954,953
Allowance for loan losses	(20,108)	(21,461)
Net loans	947,594	933,492
Purchased receivables, net	20,323	22,231
Mortgage servicing rights, at fair value	8,733	7,305
Other real estate owned, net	8,959	8,651
Premises and equipment, net	38,113	37,867
Goodwill	15,017	15,017
Other intangible assets, net	1,172	1,207
Other assets	67,859	56,141
Total assets	$1,470,440	$1,518,596
LIABILITIES
Deposits:
Demand	$401,925	$414,686
Interest-bearing demand	246,628	252,009
Savings	237,978	247,458
Money market	223,189	243,603
Certificates of deposit less than $250,000	67,099	69,283
Certificates of deposit $250,000 and greater	28,702	31,244
Total deposits	1,205,521	1,258,283
Securities sold under repurchase agreements	27,695	27,746
Borrowings	7,312	7,362
Junior subordinated debentures	10,310	10,310
Other liabilities	20,146	22,093
Total liabilities	1,270,984	1,325,794
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,872,959 and 6,871,963 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,873	6,872
Additional paid-in capital	62,187	61,793
Retained earnings	131,097	124,407
Accumulated other comprehensive loss, net of tax	(701)	(270)
Total shareholders' equity	199,456	192,802
Total liabilities and shareholders' equity	$1,470,440	$1,518,596
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans and loans held for sale	$14,036	$13,601	$27,299	$26,839
Interest on investment securities available for sale	1,302	1,124	2,556	2,202
Dividends on marketable equity securities	84	86	166	172
Interest on investment securities held to maturity	—	11	—	21
Dividends on Federal Home Loan Bank stock	14	6	26	11
Interest on deposits in other banks	159	64	343	112
Total Interest Income	15,595	14,892	30,390	29,357
Interest Expense
Interest expense on deposits	446	451	818	896
Interest expense on securities sold under agreements to repurchase	8	8	17	16
Interest expense on borrowings	57	39	115	77
Interest expense on junior subordinated debentures	95	150	188	291
Total Interest Expense	606	648	1,138	1,280
Net Interest Income	14,989	14,244	29,252	28,077
(Benefit) provision for loan losses	(300)	300	(300)	700
Net Interest Income After Provision for Loan Losses	15,289	13,944	29,552	27,377
Other Operating Income
Mortgage banking income	5,478	6,351	10,422	11,801
Purchased receivable income	867	776	1,707	1,465
Bankcard fees	707	658	1,332	1,239
Service charges on deposit accounts	376	409	730	848
Gain on sale of securities, net	—	—	—	14
Employee benefit plan income	—	961	—	1,897
Other income	886	607	1,585	1,403
Total Other Operating Income	8,314	9,762	15,776	18,667
Other Operating Expense
Salaries and other personnel expense	11,362	11,793	21,947	22,635
Data processing expense	1,323	1,453	2,871	2,700
Occupancy expense	1,020	1,664	2,720	3,285
Professional and outside services	554	612	1,053	1,234
Marketing expense	462	891	1,094	1,401
Insurance expense	178	194	474	447
Intangible asset amortization expense	17	27	35	53
OREO expense, net rental income and gains on sale	11	83	114	260
Compensation expense - RML acquisition payments	—	—	—	174
Other operating expense	1,679	1,793	3,093	2,936
Total Other Operating Expense	16,606	18,510	33,401	35,125
Income Before Provision for Income Taxes	6,997	5,196	11,927	10,919
Provision for income taxes	1,167	1,455	2,035	3,256
Net Income	5,830	3,741	9,892	7,663
Less: Net income attributable to the noncontrolling interest	—	152	—	249
Net Income Attributable to Northrim BanCorp, Inc.	$5,830	$3,589	$9,892	$7,414
Earnings Per Share, Basic	$0.85	$0.52	$1.44	$1.07
Earnings Per Share, Diluted	$0.84	$0.51	$1.42	$1.06
Weighted Average Shares Outstanding, Basic	6,872,371	6,910,679	6,872,167	6,910,230
Weighted Average Shares Outstanding, Diluted	6,976,985	6,997,727	6,972,744	6,996,160
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net income	$5,830	$3,741	$9,892	$7,663
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	($119)	$90	($1,107)	$687
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 and $0 for the second quarter of 2018 and 2017, respectively, and $0 and $6 for the six months ended June 30, 2018 and
2017, respectively)	—	—	—	(8)
Derivatives and hedging activities:
Unrealized gains arising during the period	154	—	621	—
Income tax benefit (expense) related to unrealized gains and losses	143	(31)	246	(254)
Other comprehensive income (loss), net of tax	178	59	(240)	425
Comprehensive income	6,008	3,800	9,652	8,088
Less: comprehensive income attributable to the noncontrolling interest	—	152	—	249
Comprehensive income attributable to Northrim BanCorp, Inc.	$6,008	$3,648	$9,652	$7,839

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2017	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Treasury stock buy-back	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax assets related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Balance as of December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802

Cash dividend declared	—	—	—	(3,331)	—	—	(3,331)
Stock-based compensation expense	—	—	412	—	—	—	412
Exercise of stock options and vesting of restricted stock units, net	1	1	(18)	—	—	—	(17)
Other comprehensive loss, net of tax	—	—	—	—	(240)	—	(240)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—	—
Net income attributable to Northrim BanCorp, Inc.	—	—	—	9,892	—	—	9,892
Balance as of June 30, 2018	6,873	$6,873	$62,187	$131,097	($701)	$—	$199,456

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2018	2017
Operating Activities:
Net income	$9,892	$7,663
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	—	(14)
Loss on disposal of premises and equipment	3	3
Depreciation and amortization of premises and equipment	768	1,317
Amortization of software	431	110
Intangible asset amortization	35	53
Amortization of investment security premium, net of discount accretion	106	101
Change in fair value of marketable equity securities	173	—
(Increase) decrease deferred tax asset, net	(156)	576
Stock-based compensation	412	279
Deferral of loan fees and (costs), net	51	(20)
(Benefit) provision for loan losses	(300)	700
Reserve for purchased receivables	1	23
Additions to mortgage servicing rights carried at fair value	(1,572)	(1,437)
Change in fair value of mortgage servicing rights carried at fair value	144	(234)
Gain on sale of loans	(7,398)	(8,711)
Proceeds from the sale of loans held for sale	254,323	257,446
Origination of loans held for sale	(257,252)	(259,002)
Gain on sale of other real estate owned	(49)	(155)
Impairment on other real estate owned	—	266
Net changes in assets and liabilities:
Increase in accrued interest receivable	(104)	(29)
Increase in other assets	(11,023)	(819)
Decrease in other liabilities	(1,996)	(1,988)
Net Cash Used by Operating Activities	(13,511)	(3,872)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(25,731)	(16,283)
Purchases of marketable equity securities	(998)	—
Purchases of FHLB stock	—	(2,993)
Proceeds from sales/calls/maturities of securities available for sale	67,401	50,867
Proceeds from calls/sales of marketable equity securities	500	—
Proceeds from redemption of FHLB stock	11	2,965
Decrease in purchased receivables, net	1,908	633
Increase in loans, net	(14,388)	(16,677)
Proceeds from sale of other real estate owned	276	2,315
Proceeds from sale of premises and equipment	3	116
Purchases of premises and equipment	(1,020)	(2,115)
Net Cash Provided (Used) by Investing Activities	27,962	18,828
Financing Activities:
Decrease in deposits	(52,762)	(33,343)
Decrease in securities sold under repurchase agreements	(51)	(3,215)
Decrease in borrowings	(50)	(24)
Distributions to noncontrolling interest	—	(234)
Cash dividends paid	(3,299)	(2,898)
Net Cash Used by Financing Activities	(56,162)	(39,714)
Net Change in Cash and Cash Equivalents	(41,711)	(24,758)

Cash and Cash Equivalents at Beginning of Period	77,841	50,551
Cash and Cash Equivalents at End of Period	$36,130	$25,793

Supplemental Information:
Income taxes paid	$324	$3,839
Interest paid	$1,070	$1,211
Transfer of loans to other real estate owned	$535	$—
Transfer of premises to other real estate owned	$—	$167
Cash dividends declared but not paid	$32	$26

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. The Company owned a 50.1% interest in Northrim Benefits Group, LLC ("NBG") through August 14, 2017, and consolidates NBG's balance sheets and income statements into its financial statements through the date of the sale on August 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2018, are not necessarily indicative of the results anticipated for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted the guidance on January 1, 2018 and reclassified $191,000 in unrealized gains on its investments in preferred stock from other comprehensive income to retained earnings. Adoption of the guidance does not have a material or significant impact on the Company's consolidated financial statements. As of January 1, 2018, unrealized gains and losses on marketable securities are included in other operating income in the Consolidated Statement of Income.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU 2017-12”). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and all transition requirements and elections must be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The Company early adopted this standard in the first quarter of 2018, and it did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company has formed a cross-functional team to begin implementation efforts of this new guidance. The team is evaluating the data elements and modeling options that are expected to be critical to the new process and has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined; however, the impact is expected to be significant and the impact on the Company's process for calculating the allowance for loan losses ("Allowance") is also expected to be significant.
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
Service charges on deposit accounts
Service charges on deposit accounts consist of general service fees for monthly account maintenance, activity- or transaction-based fees, and account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), and other deposit account related fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payments for service charges on deposit accounts are primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other
Other operating income consists of other recurring revenue streams such as merchant services income, commissions from sales of mutual funds and other investments, safety deposit box rental fees, bank check and other check fees, unrealized gains and losses on marketable securities, and other miscellaneous revenue streams. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for merchant services income is largely satisfied, and related revenue recognized, when the transactions have been completed. Payment is typically received immediately or in the following month. The Company earns commissions from the sale of mutual funds as periodic service fees (i.e., trailers) from Elliott Cove Capital Management typically based on a percentage of net asset value. Trailer revenue is recorded over time, quarterly, as net asset value is determined. The Company also earns commission income from the sale of annuity products. The Company acts as an intermediary between the Company's customer and Elliott Cove Investment Advisors for these transactions, and Commissions from annuity product sales are recorded when the Company’s performance obligation is satisfied, which is generally upon the issuance of the annuity policy. The Company does not earn trailer fees on annuity sales. Payment for commissions from sales of mutual funds and other investments and annuity sales is typically received in the following quarter. Other service charges include revenue from safety deposit box rental fees, processing wire transfers, bank check and other check fees, and other services. The Company’s performance obligations for these other revenue streams are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payments are typically received immediately or in the following month.
The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six month periods ended June 30, 2018 and 2017:

(In Thousands)	Three months ended		Six months ended
Other operating income	2018	2017	2018	2017
In-scope of Topic 606:
Bankcard fees	$707	$658	$1,332	$1,239
Service charges on deposit accounts	376	409	730	848
Other	436	348	799	723
Other operating income (in-scope of Topic 606)	$1,519	$1,415	$2,861	$2,810
Other operating income (out-of-scope of Topic 606)	6,795	8,347	12,915	15,857
Total other operating income	$8,314	$9,762	$15,776	$18,667
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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

3. Cash and Cash Equivalents
The Company is required to maintain a $761,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$210,973	$13	$2,294	$208,692
Municipal securities	11,938	22	25	11,935
Corporate bonds	37,143	358	11	37,490
Collateralized loan obligations	6,001	7	1	6,007
Total securities available for sale	$266,055	$400	$2,331	$264,124
December 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$250,794	$3	$1,336	$249,461
Municipal securities	14,395	72	46	14,421
Corporate bonds	36,654	478	—	37,132
Collateralized loan obligations	6,000	5	—	6,005
Total securities available for sale	$307,843	$558	$1,382	$307,019

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$101,236	$1,495	$102,446	$799	$203,682	$2,294
Corporate bonds	4,008	11	—	—	4,008	11
Collateralized loan obligations	2,999	1	—	—	2,999	1
Municipal securities	2,907	7	1,361	18	4,268	25
Total	$111,150	$1,514	$103,807	$817	$214,957	$2,331

December 31, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$116,331	$496	$122,605	$840	$238,936	$1,336
Municipal securities	3,994	17	2,298	29	6,292	46
Total	$120,325	$513	$124,903	$869	$245,228	$1,382

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At June 30, 2018 and December 31, 2017, there were 24 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were 17 securities as of June 30, 2018 and December 31, 2017 that have been in an unrealized loss position for more than twelve months.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2018 and December 31, 2017, $53.6 million and $51.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities and preferred stock at June 30, 2018, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Although preferred stock has no stated maturity, it is aggregated in the calculation of weighted average yields presented below in the category of investments that mature in ten years or more.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$52,510	$52,396	1.08%
1-5 years	155,133	152,981	1.76%
5-10 years	3,330	3,315	3.00%
Total	$210,973	$208,692	1.61%
Corporate bonds
1-5 years	$21,700	$21,904	3.20%
5-10 years	15,443	15,586	3.44%
Total	$37,143	$37,490	3.30%
Collateralized loan obligations
5-10 years	$3,000	$2,999	3.81%
Over 10 years	3,001	3,008	4.11%
Total	$6,001	$6,007	3.96%
Preferred stock
Over 10 years	$5,868	$6,006	5.77%
Total	$5,868	$6,006	5.77%
Municipal securities
Within 1 year	$2,607	$2,606	1.32%
1-5 years	9,331	9,329	2.42%
Total	$11,938	$11,935	2.18%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and six month periods ending June 30, 2018 and 2017, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended June 30, 2018
Available for sale securities	$—	$—	$—
Three Months Ended June 30, 2017
Available for sale securities	$—	$—	$—
Six Months Ended June 30, 2018
Available for sale securities	$—	$—	$—
Six Months Ended June 30, 2017
Available for sale securities	$10,010	$14	$—

A summary of interest and dividend income for the three and six month periods ending June 30, 2018 and 2017, on available for sale investment securities and marketable equity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
US Treasury and government sponsored entities	$895	$824	$1,785	$1,602
Other	427	294	787	583
Total taxable interest income	$1,322	$1,118	$2,572	$2,185
Municipal securities	$64	$92	$150	$189
Total tax-exempt interest income	$64	$92	$150	$189
Total	$1,386	$1,210	$2,722	$2,374

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2018
AQR Pass	$293,585	$31,064	$58,369	$118,385	$311,312	$54,820	$20,364	$20,799	$908,698
AQR Special Mention	4,357	—	—	4,433	18,432	611	353	22	28,208
AQR Substandard	29,791	—	—	4,566	473	—	103	70	35,003
Subtotal	$327,733	$31,064	$58,369	$127,384	$330,217	$55,431	$20,820	$20,891	$971,909
Less: Unearned origination fees, net of origination costs									(4,207)
Total loans									$967,702
December 31, 2017
AQR Pass	$277,371	$31,201	$80,093	$127,059	$307,780	$39,777	$21,846	$19,895	$905,022
AQR Special Mention	4,921	—	—	2,095	11,051	634	3	22	18,726
AQR Substandard	31,222	—	—	2,888	482	—	767	2	35,361
Subtotal	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Less: Unearned origination fees, net of origination costs									(4,156)
Total loans									$954,953
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $16.3 million and $21.2 million at June 30, 2018 and December 31, 2017, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
June 30, 2018
Commercial	$—	$—	$1,769	$13,465	$15,234
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer other	—	41	20	9	70
Total nonperforming loans	—	41	1,789	14,805	16,635
Government guarantees on nonaccrual loans	—	—	(73)	(254)	(327)
Net nonaccrual loans	$—	$41	$1,716	$14,551	$16,308
December 31, 2017
Commercial	$810	$—	$2,652	$16,455	$19,917
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer secured by 1st deeds of trust	—	—	378	—	378
Total nonperforming loans	810	—	3,030	17,786	21,626
Government guarantees on nonaccrual loans	—	—	(94)	(373)	(467)
Net nonaccrual loans	$810	$—	$2,936	$17,413	$21,159

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
June 30, 2018
Commercial	$973	$110	$—	$1,083	$15,234	$311,416	$327,733
Real estate construction one-to-four family	—	—	—	—	—	31,064	31,064
Real estate construction other	—	—	—	—	—	58,369	58,369
Real estate term owner occupied	—	—	—	—	1,331	126,053	127,384
Real estate term non-owner occupied	—	—	—	—	—	330,217	330,217
Real estate term other	584	27	—	611	—	54,820	55,431
Consumer secured by 1st deed of trust	—	152	—	152	—	20,668	20,820
Consumer other	9	—	—	9	70	20,812	20,891
Subtotal	$1,566	$289	$—	$1,855	$16,635	$953,419	$971,909
Less: Unearned origination fees, net of origination costs							(4,207)
Total							$967,702
December 31, 2017
Commercial	$503	$—	$240	$743	$19,917	$292,854	$313,514
Real estate construction one-to-four family	—	—	—	—	—	31,201	31,201
Real estate construction other	90	—	—	90	—	80,003	80,093
Real estate term owner occupied	966	—	—	966	1,331	129,745	132,042
Real estate term non-owner occupied	—	—	—	—	—	319,313	319,313
Real estate term other	—	—	—	—	—	40,411	40,411
Consumer secured by 1st deed of trust	363	—	—	363	378	21,875	22,616
Consumer other	161	53	12	226	—	19,693	19,919
Subtotal	$2,083	$53	$252	$2,388	$21,626	$935,095	$959,109
Less: Unearned origination fees, net of origination costs							(4,156)
Total							$954,953

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

At June 30, 2018 and December 31, 2017, the recorded investment in loans that are considered to be impaired was $38.1 million and $32.0 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018
With no related allowance recorded
Commercial - AQR special mention	$2,212	$2,212	$—
Commercial - AQR substandard	29,376	31,412	—
Real estate term owner occupied- AQR substandard	4,566	4,566	—
Real estate term non-owner occupied- AQR pass	371	371	—
Real estate term non-owner occupied- AQR substandard	473	473	—
Real estate term other - AQR pass	514	514	—
Consumer secured by 1st deeds of trust - AQR pass	133	133	—
Consumer secured by 1st deeds of trust - AQR substandard	103	103	—
Subtotal	$37,748	$39,784	$—

With an allowance recorded
Commercial - AQR substandard	$373	$373	$73
Subtotal	$373	$373	$73

Total
Commercial - AQR special mention	$2,212	$2,212	$—
Commercial - AQR substandard	29,749	31,785	73
Real estate term owner-occupied - AQR substandard	4,566	4,566	—
Real estate term non-owner occupied - AQR pass	371	371	—
Real estate term non-owner occupied - AQR substandard	473	473	—
Real estate term other - AQR pass	514	514	—
Consumer secured by 1st deeds of trust - AQR pass	133	133	—
Consumer secured by 1st deeds of trust - AQR substandard	103	103	—
Total	$38,121	$40,157	$73

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	16,671	17,742	—
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Subtotal	$23,979	$25,135	$—

With an allowance recorded
Commercial - AQR substandard	$7,988	$7,988	$966
Subtotal	$7,988	$7,988	$966

Total
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	24,659	25,730	966
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Total	$31,967	$33,123	$966

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2018 and 2017:

Three Months Ended June 30,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$2,223	$34	$—	$—
Commercial - AQR substandard	30,657	172	25,412	258
Real estate term owner occupied- AQR substandard	4,575	53	6,079	63
Real estate term non-owner occupied- AQR pass	378	6	371	18
Real estate term non-owner occupied- AQR substandard	475	8	688	9
Real estate term other - AQR pass	527	7	604	11
Real estate term other - AQR substandard	—	—	651	11
Consumer secured by 1st deeds of trust - AQR pass	141	4	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	141	3
Consumer secured by 1st deeds of trust - AQR substandard	103	1	287	5
Subtotal	$39,079	$285	$34,233	$378

With an allowance recorded
Commercial - AQR substandard	$378	$7	$2,611	$—
Subtotal	$378	$7	$2,611	$—

Total
Commercial - AQR special mention	$2,223	$34	$—	$—
Commercial - AQR substandard	31,035	179	28,023	258
Real estate term owner-occupied - AQR substandard	4,575	53	6,079	63
Real estate term non-owner occupied - AQR pass	378	6	371	18
Real estate term non-owner occupied - AQR substandard	475	8	688	9
Real estate term other - AQR pass	527	7	604	11
Real estate term other - AQR substandard	—	—	651	11
Consumer secured by 1st deeds of trust - AQR pass	141	4	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	141	3
Consumer secured by 1st deeds of trust - AQR substandard	103	1	287	5
Total Impaired Loans	$39,457	$292	$36,844	$378

Six Months Ended June 30,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$2,232	$65	$26	$1
Commercial - AQR substandard	24,637	257	21,500	333
Real estate term owner occupied- AQR pass	—	—	125	5
Real estate term owner occupied- AQR substandard	4,583	77	5,704	147
Real estate term non-owner occupied- AQR pass	339	11	378	32
Real estate term non-owner occupied- AQR special mention	44	2	—	—
Real estate term non-owner occupied- AQR substandard	477	15	692	29
Real estate term other - AQR pass	539	16	614	22
Real estate term other - AQR substandard	—	—	657	23
Consumer secured by 1st deeds of trust - AQR pass	139	7	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	142	7
Consumer secured by 1st deeds of trust - AQR substandard	175	6	371	7
Consumer other - AQR substandard	—	—	26	1
Subtotal	$33,165	$456	$30,235	$607

With an allowance recorded
Commercial - AQR substandard	$3,773	$7	$6,924	$—
Commercial - AQR doubtful	27	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	120	—	—	—
Subtotal	$3,920	$7	$6,924	$—

Total
Commercial - AQR special mention	$2,232	$65	$26	$1
Commercial - AQR substandard	28,410	264	28,424	333
Commercial - AQR doubtful	27	—	—	—
Real estate term owner-occupied - AQR pass	—	—	125	5
Real estate term owner-occupied - AQR substandard	4,583	77	5,704	147
Real estate term non-owner occupied - AQR pass	339	11	378	32
Real estate term non-owner occupied - AQR special mention	44	2	—	—
Real estate term non-owner occupied - AQR substandard	477	15	692	29
Real estate term other - AQR pass	539	16	614	22
Real estate term other - AQR substandard	—	—	657	23
Consumer secured by 1st deeds of trust - AQR pass	139	7	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	142	7
Consumer secured by 1st deeds of trust - AQR substandard	295	6	371	7
Consumer other - AQR substandard	—	—	26	1
Total Impaired Loans	$37,085	$463	$37,159	$607

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of June 30, 2018 was $806,000.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $23.8 million and $23.8 million at both June 30, 2018 and December 31, 2017.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2018 and restructured loans that occurred prior to 2018 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$1,179	$559	$1,738
Real estate term owner occupied- AQR substandard	363	1,331	1,694
Subtotal	$1,542	$1,890	$3,432
Existing Troubled Debt Restructurings	$7,554	$12,772	$20,326
Total	$9,096	$14,662	$23,758

The following tables present newly restructured loans that occurred during the six months ended June 30, 2018 and 2017, by concession (terms modified):

		June 30, 2018
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
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $965,000 charge offs in the six months ended June 30, 2018 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at June 30, 2018 and two TDRs with specific impairment at December 31, 2017.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the twelve month period ending December 31, 2017. The loans in the following table are past due nonaccrual loans. The following table presents TDRs that occurred during the twelve month period ending June 30, 2018 that subsequently defaulted during the six months ended June 30, 2018:

		June 30, 2018
	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	2	$559
Total	2	$559

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$5,684	$608	$1,069	$2,174	$6,379	$1,025	$305	$315	$2,890	$20,449
Charge-Offs	(77)	—	—	—	—	—	(2)	(21)	—	(100)
Recoveries	54	—	—	—	—	1	—	4	—	59
Provision (benefit)	(35)	(12)	17	(4)	(160)	(25)	49	98	(228)	(300)
Balance, end of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Balance, end of period:
Individually evaluated
for impairment	$73	$—	$—	$—	$—	$—	$—	$—	$—	$73
Balance, end of period:
Collectively evaluated
for impairment	$5,553	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,035
2017
Balance, beginning of period	$5,701	$549	$1,383	$2,372	$7,207	$774	$311	$391	$1,205	$19,893
Charge-Offs	(202)	—	—	—	(5)	—	—	—	—	(207)
Recoveries	71	—	—	—	—	—	2	2	—	75
Provision (benefit)	252	(28)	134	(18)	(127)	—	14	(31)	104	300
Balance, end of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Balance, end of period:
Individually evaluated
for impairment	$394	$—	$—	$—	$—	$—	$—	$—	$—	$394
Balance, end of period:
Collectively evaluated
for impairment	$5,428	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$19,667

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,042)	—	—	—	—	—	(91)	(71)	—	(1,204)
Recoveries	143	—	—	—	—	2	1	5	—	151
Provision (benefit)	353	(33)	(480)	(24)	176	274	127	155	(848)	(300)
Balance, end of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Balance, end of period:
Individually evaluated
for impairment	$73	$—	$—	$—	$—	$—	$—	$—	$—	$73
Balance, end of period:
Collectively evaluated
for impairment	$5,553	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,035
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(464)	—	—	—	—	(5)	—	(17)	—	(486)
Recoveries	144	—	—	—	—	—	2	4	—	150
Provision (benefit)	607	(29)	52	(4)	222	(40)	12	(33)	(87)	700
Balance, end of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Balance, end of period:
Individually evaluated
for impairment	$394	$—	$—	$—	$—	$—	$—	$—	$—	$394
Balance, end of period:
Collectively evaluated
for impairment	$5,428	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$19,667

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2018
Balance, end of period	$327,733	$31,064	$58,369	$127,384	$330,217	$55,431	$20,820	$20,891	$971,909
Balance, end of period:
Individually evaluated
for impairment	$31,961	$—	$—	$4,566	$844	$514	$236	$—	$38,121
Balance, end of period:
Collectively evaluated
for impairment	$295,772	$31,064	$58,369	$122,818	$329,373	$54,917	$20,584	$20,891	$933,788
December 31, 2017
Balance, end of period	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Balance, end of period:
Individually evaluated
for impairment	$26,812	$—	$—	$2,862	$874	$559	$860	$—	$31,967
Balance, end of period:
Collectively evaluated
for impairment	$286,702	$31,201	$80,093	$129,180	$318,439	$39,852	$21,756	$19,919	$927,142

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
June 30, 2018
Individually evaluated for impairment:
AQR Substandard	$73	$—	$—	$—	$—	$—	$—	$—	$—	$73
Collectively evaluated for impairment:
AQR Pass	5,453	596	1,086	2,089	5,627	990	343	373	—	16,557
AQR Special Mention	100	—	—	81	592	11	9	1	—	794
AQR Substandard	—	—	—	—	—	—	—	22	—	22
Unallocated	—	—	—	—	—	—	—	—	2,662	2,662
	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
December 31, 2017
Individually evaluated for impairment:
AQR Substandard	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Collectively evaluated for impairment:
AQR Pass	5,079	629	1,566	2,154	5,680	725	315	305	—	16,453
AQR Special Mention	120	—	—	40	363	—	—	1	—	524
AQR Substandard	7	—	—	—	—	—	—	1	—	8
Unallocated	—	—	—	—	—	—	—	—	3,510	3,510
	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2018, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2018 or December 31, 2017, and there were no restructured purchased receivables at June 30, 2018 or December 31, 2017.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2018, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2018	December 31, 2017
Purchased receivables	$20,524	$22,431
Reserve for purchased receivable losses	(201)	(200)
Total	$20,323	$22,231

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six month periods ending June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance, beginning of period	$209	$183	$200	$171
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Reserve for purchased receivables	(8)	11	1	23
Balance, end of period	$201	$194	$201	$194

8. Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017

Balance, beginning of period	$8,039	$5,325	$7,305	$4,157
Additions for new MSR capitalized	812	551	1,572	1,437
Changes in fair value:
Due to changes in model inputs of assumptions (1)	110	45	365	520
Other (2)	(228)	(93)	(509)	(286)
Balance, end of period	$8,733	$5,828	$8,733	$5,828

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018	December 31, 2017

Balance of mortgage loans serviced for others	$472,190	$406,291
MSR as a percentage of serviced loans	1.85%	1.80%

The Company recognized servicing fees of $1.3 million and $838,000 during the three month periods ending June 30, 2018 and 2017 and $2.4 million and $2.0 million during the six month periods ending June 30, 2018 and 2017, respectively, which includes revenues recognized at origination of new mortgage servicing rights, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2018 and December 31, 2017:

	2018	2017

Constant prepayment rate	7.75%	9.00%
Discount rate	9.89%	9.45%

Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at June 30, 2018 and December 31, 2017 were as follows:

(In Thousands)		June 30, 2018	December 31, 2017
Aggregate portfolio principal balance		$472,190	$406,291
Weighted average rate of note		3.80%	3.77%

June 30, 2018	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	7.75%	20.22%	21.95%
Discount rate	9.89%	8.89%	7.89%
Fair value MSR	$8,733	$5,445	$5,189
Percentage of MSR	1.85%	1.15%	1.10%

December 31, 2017
Conditional prepayment rate	9.00%	23.33%	25.25%
Discount rate	9.45%	8.45%	7.45%
Fair value MSR	$7,305	$4,343	$4,109
Percentage of MSR	1.80%	1.07%	1.01%

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

9.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of both June 30, 2018 and December 31, 2017.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $11.5 million and $12.5 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the notional amount of interest rate swaps is made up of one variable to fixed rate swap to a commercial loan customer totaling $5.7 million, and one fixed to variable rate swap with a counterparty totaling $5.7 million. Changes in fair value from these two interest rate swaps offset each other in the first six months of 2018. The Company did not recognize any fee income related to interest rate swaps in the three and six month periods ending June 30, 2018 and recognized $16,000 in fee income in the three and six month periods ending June 30, 2017. Interest rate swap income is recorded in other income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.71% as of June 30, 2018. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2018. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $805,000 as of June 30, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $84.1 million and $43.6 million at June 30, 2018 and December 31, 2017, respectively. Changes in the value of RML's interest rate derivatives are recorded in the mortgage banking income on the Consolidated Statements of Income. None of these derivatives as designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2018 and December 31, 2017:

(In Thousands)	Asset Derivatives
		June 30, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$151	$77
Interest rate lock commitments	Other assets	1,417	873
Total		$1,568	$950

(In Thousands)	Liability Derivatives
		June 30, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$151	$77
Retail interest rate contracts	Other liabilities	134	—
Total		$285	$77
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the six month periods ending June 30, 2018 and 2017:

(In Thousands)	Income Statement Location	June 30, 2018	June 30, 2017
Interest rate contracts	Mortgage banking income	$373	($112)
Interest rate lock commitments	Mortgage banking income	484	171
Total		$857	$59
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of June 30, 2018 and December 31, 2017:

June 30, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$151	$—	$151	$—	$—	$151

Liability Derivatives
Interest rate swaps	$151	$—	$151	$—	$151	$—
Retail interest rate contracts	134	—	134	—	—	134

December 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$77	$—	$77	$—	$—	$77

Liability Derivatives
Interest rate swaps	$77	$—	$77	$—	$77	$—
Retail interest rate contracts	—	—	—	—	—	—

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2018 and 2017, the Company recognized $32,000 and $34,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2018 and 2017, the Company recognized $108,000 and $66,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 996 shares from the exercise of stock options for the three and six month periods ended June

30, 2018. The Company received zero cash for the stock option exercises in the three and six months ended June 30, 2018. In the three and six months ended June 30, 2018, the Company net settled $56,000 for cashless stock option exercises. The Company withheld $73,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six months ended June 30, 2018.
The Company issued 814 and 12,789 shares, respectively, from the exercise of stock options in the three and six month periods ended June 30, 2017. The Company received zero cash for stock option exercises in the three and six months ended June 30, 2017. In the three months ended June 30, 2017 the Company net settled $62,000 for cashless stock option exercises. In the six months ended June 30, 2017 the Company net settled $862,000 for cashless stock option exercises. The Company withheld $74,000 and $1.0 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six months ended June 30, 2017.
There were no stock options granted in the three and six months ended June 30, 2018.
There were 3,775 stock options granted in the three and six months ended June 30, 2017.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2018 and 2017, the Company recognized $126,000 and $118,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2018 and 2017, the Company recognized $304,000 and $214,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three and six month periods ended June 30, 2018.
There were 2,337 restricted stock units granted in the three and six month periods ended June 30, 2017.

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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2018		December 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$36,130	$36,130	$77,841	$77,841
Investment securities available for sale	60,175	60,175	59,117	59,117
Marketable equity securities	6,006	6,006	—	—

Level 2 inputs:
Investment securities available for sale	203,949	203,949	253,633	253,633
Investment in Federal Home Loan Bank stock	2,104	2,104	2,115	2,115
Accrued interest receivable	4,489	4,489	4,385	4,385
Interest rate swaps	956	956	261	261

Level 3 inputs:
Loans and loans held for sale[1]	1,022,008	995,564	999,445	1,001,346
Purchased receivables, net	20,323	20,323	22,231	22,231
Interest rate lock commitments	1,417	1,417	873	873
Mortgage servicing rights	8,733	8,733	7,305	7,305

Financial liabilities:
Level 2 inputs:
Deposits	$1,205,521	$1,204,467	$1,258,283	$1,257,670
Securities sold under repurchase agreements	27,695	27,695	27,746	27,746
Borrowings	7,312	7,023	7,362	7,308
Accrued interest payable	91	91	24	24
Interest rate swaps	151	151	77	77
Retail interest rate contracts	134	134	—	—
Level 3 inputs:
Junior subordinated debentures	10,310	10,202	10,310	9,856
1Carrying amount is net of unearned income. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and loans held for sale as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,692	$39,534	$169,158	$—
Municipal securities	11,935	—	11,935	—
Corporate bonds	37,490	20,641	16,849	—
Collateralized loan obligations	6,007	—	6,007	—
Total available for sale securities	$264,124	$60,175	$203,949	$—
Preferred stock	$6,006	$6,006	$—	$—
Total marketable equity securities	$6,006	$6,006	$—	$—
Interest rate swaps	$956	$—	$956	$—
Interest rate lock commitments	1,417	—	—	1,417
Mortgage servicing rights	8,733	—	—	8,733
Total other assets	$11,106	$—	$956	$10,150
Liabilities:
Interest rate swaps	$151	$—	$151	$—
Retail interest rate contracts	134	—	134	—
Total other liabilities	$285	$—	$285	$—
December 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$249,461	$49,878	$199,583	$—
Municipal securities	14,421	—	14,421	—
Corporate bonds	37,132	3,508	33,624	—
Collateralized loan obligations	6,005	—	6,005	—
Total available for sale securities	$307,019	$53,386	$253,633	$—
Preferred stock	$5,731	$5,731	$—	$—
Total marketable securities	$5,731	$5,731	$—	$—
Interest rate swaps	$261	$—	$261	$—
Interest rate lock commitments	873	—	—	873
Mortgage servicing rights	7,305	—	—	7,305
Total other assets	$8,439	$—	$261	$8,178
Liabilities:
Interest rate swaps	$77	$—	$77	$—
Total other liabilities	$77	$—	$77	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six month periods ended June 30, 2018 and 2017:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2018
Interest rate lock commitments	$1,323	($602)	$5,800	($5,104)	$1,417	$1,417
Mortgage servicing rights	8,039	(118)	812	—	8,733	—
Total	$9,362	($720)	$6,612	($5,104)	$10,150	$1,417
Three Months Ended June 30, 2017
Interest rate lock commitments	$1,534	($102)	$4,445	($4,540)	$1,337	$1,337
Mortgage servicing rights	5,325	(48)	551	—	5,828	—
Total	$6,859	($150)	$4,996	($4,540)	$7,165	$1,337

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2018
Interest rate lock commitments	$873	($1,002)	$9,484	($7,938)	$1,417	$1,417
Mortgage servicing rights	7,305	(144)	1,572	—	8,733	—
Total	$8,178	($1,146)	$11,056	($7,938)	$10,150	$1,417
Six Months Ended June 30, 2017
Interest rate lock commitments	$1,137	($418)	$7,501	($6,883)	$1,337	$1,337
Mortgage servicing rights	4,157	234	1,437	—	5,828	—
Total	$5,294	($184)	$8,938	($6,883)	$7,165	$1,337

As of and for the periods ending June 30, 2018 and December 31, 2017, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Loans measured for impairment	$373	$—	$—	$373
Total	$373	$—	$—	$373
December 31, 2017
Loans measured for impairment	$7,988	$—	$—	$7,988
Other real estate owned	3,927	—	—	3,927
Other assets - equity method investment	2,292	—	—	2,292
Total	$14,207	$—	$—	$14,207

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Loans measured for impairment	$299	$600	$893	$220
Other real estate owned	—	(100)	—	(266)
Total loss from nonrecurring measurements	$299	$500	$893	($46)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 65%
Interest rate lock commitment	External pricing model	Pull through rate	92.22%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.66% - 9.79%
		Discount rate	9.87% - 11.00%
December 31, 2017
Loans measured for impairment	In-house valuation of collateral	Discount rate	32% - 40%
	Discounted cash flow	Discount rate	14%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25% - 32%
Interest rate lock commitment	External pricing model	Pull through rate	93.05%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.94% - 11.34%
		Discount rate	9.42% - 10.05%

12.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2018, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$15,057	$538	$15,595
Interest expense	443	163	606
Net interest income	14,614	375	14,989
Benefit for loan losses	(300)	—	(300)
Other operating income	2,836	5,478	8,314
Other operating expense	11,748	4,858	16,606
Income before provision for income taxes	6,002	995	6,997
Provision for income taxes	882	285	1,167
Net income attributable to Northrim BanCorp, Inc.	$5,120	$710	$5,830

	Three Months Ended June 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,482	$410	$14,892
Interest expense	529	119	648
Net interest income	13,953	291	14,244
Provision for loan losses	300	—	300
Other operating income	3,411	6,351	9,762
Other operating expense	13,284	5,226	18,510
Income before provision for income taxes	3,780	1,416	5,196
Provision for income taxes	871	584	1,455
Net income	2,909	832	3,741
Less: net income attributable to the noncontrolling interest	152	—	152
Net income attributable to Northrim BanCorp, Inc.	$2,757	$832	$3,589

	Six Months Ended June 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$29,520	$870	$30,390
Interest expense	870	268	1,138
Net interest income	28,650	602	29,252
Benefit for loan losses	(300)	—	(300)
Other operating income	5,354	10,422	15,776
Other operating expense	24,115	9,286	33,401
Income before provision for income taxes	10,189	1,738	11,927
Provision for income taxes	1,541	494	2,035
Net income attributable to Northrim BanCorp, Inc.	$8,648	$1,244	$9,892

	Six Months Ended June 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,597	$760	$29,357
Interest expense	1,095	185	1,280
Net interest income	27,502	575	28,077
Provision for loan losses	700	—	700
Other operating income	6,866	11,801	18,667
Compensation expense - RML acquisition payments	174	—	174
Other operating expense	24,906	10,045	34,951
Income before provision for income taxes	8,588	2,331	10,919
Provision for income taxes	2,293	963	3,256
Net income	6,295	1,368	7,663
Less: net income attributable to the noncontrolling interest	249	—	249
Net income attributable to Northrim BanCorp, Inc.	$6,046	$1,368	$7,414

June 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,392,329	$78,111	$1,470,440
Loans held for sale	$—	$54,306	$54,306

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,452,602	$65,994	$1,518,596
Loans held for sale	$—	$43,979	$43,979

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
The U.S Department of Commerce Bureau of Economic Analysis reports that Alaska has generated three consecutive quarters of Gross State Product growth, due in large part to the recent increases in the price of oil.  According to the Alaska Department of Labor and Workforce Development, Alaska is still losing ground on wages, but the losses are getting smaller. In the fourth quarter of 2017, wages contracted by 0.5%. In addition, the State of Alaska Department of Labor estimates that employment decreased by 0.5% in June of this year compared to June of 2017.
The rising price of oil and news from successful exploratory wells on the North Slop by ConocoPhillips are bright spots for the Alaska economy, as expanded drilling activity is expected to bring jobs, increase tax revenues and generate opportunities for service providers throughout the state. A recent article by the Alaska Journal of Commerce noted that company leaders said July 16 that four more wells drilled into Willow early this year indicate the field could hold between 500 million and 1.1 billion barrels of gross resources that will cost between $4 billion and $6 billion to fully develop, with the first oil potentially in the 2024-25 time frame. It was also noted that roughly 75 percent of the company's prospective acreage in the area is yet to be drilled.
In June 2018, the Alaska state legislature passed and the governor signed a budget plan that significantly reduces the state budget deficit. For the first time since the Alaska Permanent Fund was established in 1976, the legislature authorized the state to allocate a portion of the earnings from the $65 billion Fund to cover operating expenses for the state.
The Federal Open Market Committee ("FOMC") increased the target federal funds rate in June of 2018 from 1.75% to 2.00%. Along with the rate increase came a notable change to the FOMC's statement. Language indicating that it expected the economy to grow at a pace warranting "gradual" rate increases was removed, which is a signal that it may raise rates four times in 2018, up from the three increases expected earlier this year.

Highlights and Summary of Performance - Second Quarter of 2018
The Company reported net income attributable to the Company and diluted earnings per share of $5.8 million and $0.84, respectively, for the second quarter of 2018 compared to net income attributable to the Company and diluted earnings per share of $3.6 million and $0.51, respectively, for the second quarter of 2017. The Company reported net income attributable to the Company and diluted earnings per share of $9.9 million and $1.42, respectively, for the first six months of 2018 compared to net income attributable to the Company and diluted earnings per share of $7.4 million and $1.06, respectively, for the same period in 2017. The increase in net income in both of these periods is primarily due to an increase in net interest income mostly due to increases in interest rates, a decrease in other operating expense due to one-time costs associated with the core conversion that were incurred in 2017, a decrease in the provision for loan losses due to a decline in specific impairment and improving qualitative factors in the Company's calculation of the Allowance, and a decrease in the provision for income taxes resulting from enacted federal tax legislation that lowered federal corporate tax rates effective January 1, 2018. The Company's effective tax rate decreased to 17% in the second quarter of 2018 as compared to 28% in the second quarter of 2017.
Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets	1.58%	0.96%	1.34%	1.00%
Return on average shareholders' equity	11.79%	7.43%	10.13%	7.86%
Dividend payout ratio	28.56%	40.87%	33.67%	39.44%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2018 decreased $4.7 million, or 17% to $24.0 million as compared to $28.7 million at December 31, 2017. Other real estate owned ("OREO"), net of government guarantees, increased $361,000 to $7.7 million at June 30, 2018 as compared to $7.3 million at December 31, 2017 as additions to OREO, which were comprised of four single-family mortgage properties, were only partially offset by sales of OREO during the period. Nonperforming loans, net of government guarantees decreased $5.1 million during the first six months of 2018 as compared to December 31, 2017, primarily due to paydowns. Nonperforming purchased receivables were zero at both June 30, 2018 and December 31, 2017.

The following table summarizes OREO activity for the three and six month periods ending June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Balance, beginning of the period	$8,815	$5,802	$8,651	$6,574
Transfers from loans	300	167	535	167
Proceeds from the sale of other real estate owned	(205)	(1,668)	(276)	(2,315)
Gain on sale of other real estate owned, net	49	114	49	155
Impairment on other real estate owned	—	(100)	—	(266)
Balance at end of period	8,959	4,315	8,959	4,315
Government guarantees	(1,280)	—	(1,280)	—
Balance at end of period, net of government guarantees	$7,679	$4,315	$7,679	$4,315
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2018, management had identified potential problem loans of $11.3 million as compared to potential problem loans of $9.5 million at December 31, 2017. The increase in potential problem loans from December 31, 2017 to June 30, 2018 is primarily the result of the addition of four commercial relationships.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $9.1 million in loans classified as TDRs that were performing and $14.7 million in TDRs included in nonaccrual loans at June 30, 2018 for a total of approximately $23.8 million. At December 31, 2017 there were $7.7 million in loans classified as TDRs that were performing and $16.2 million in TDRs included in nonaccrual loans for a total of $23.8 million. The increase in performing TDRs at June 30, 2018 is primarily the result of the restructuring of three loans within one relationship in the first six months of 2018. The decrease in TDRs included in nonaccrual loans at June 30, 2018 is the result of pay downs in the first six months of 2018, which were only partially offset by the restructuring of three loans within one relationship during the same period. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the second quarter of 2018 increased $2.2 million, or 62%, to $5.8 million as compared to $3.6 million for the same period in 2017. Net income attributable to the Company for the first half of 2018 increased $2.5 million, or 33%, to $9.9 million compared to $7.4 million in the first half of 2017. Both periods included increases in net interest income and decreases in other operating expenses, the provision for loan losses, and the provision for income taxes.

Net Interest Income/Net Interest Margin
Net interest income for the second quarter of 2018 increased $745,000, or 5%, to $15.0 million as compared to $14.2 million for the second quarter in 2017. Net interest margin increased 30 basis points to 4.50% in the second quarter of 2018 as compared to 4.20% in the second quarter of 2017. Net interest income for the first half of 2018 increased $1.2 million, or 4%, to $29.3 million as compared to $28.1 million for the first half of 2017. Net interest margin increased 22 basis points to 4.39% in the first half of 2018 as compared to 4.17% in the second quarter of 2017. The increases in net interest income in both of these periods was primarily the result of higher interest income on all interest-earning assets as well as lower interest expense on deposits and borrowings compared to the same periods in 2017. Changes in net interest margin in both the quarter and six months ended June 30, 2018 as compared to the same period in the prior year are detailed below:

Three Months Ended June 30, 2018 vs. June 30, 2017
Nonaccrual interest adjustments	—%
Interest rates and loan fees	0.24%
Volume and mix of interest-earning assets	0.06%
Change in NIM	0.30%

Six Months Ended June 30, 2018 vs. June 30, 2017
Nonaccrual interest adjustments	—%
Interest rates and loan fees	0.18%
Volume and mix of interest-earning assets	0.04%
Change in NIM	0.22%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2018 and 2017:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2018	2017	$	%	2018	2017	$	%	2018	2017	Change
Loans[1,2]	$963,724	$969,051	($5,327)	(1)%	$13,513	$13,205	$308	2%	5.65%	5.51%	0.14%
Loans held for sale	48,608	40,906	7,702	19%	523	396	127	32%	4.32%	3.88%	0.44%

Short-term investments[3]	35,846	25,489	10,357	41%	159	64	95	148%	1.75%	1.00%	0.75%
Long-term investments[4]	287,003	325,515	(38,512)	(12)%	1,400	1,227	173	14%	2.09%	1.65%	0.44%
Total investments	322,849	351,004	(28,155)	(8)%	1,559	1,291	268	21%	2.06%	1.61%	0.45%
Interest-earning assets	1,335,181	1,360,961	(25,780)	(2)%	15,595	14,892	703	5%	4.74%	4.45%	0.29%
Nonearning assets	145,520	145,859	(339)	—%
Total	$1,480,701	$1,506,820	($26,119)	(2)%

Interest-bearing demand	$247,283	$213,832	$33,451	16%	$34	$3	$31	1,033%	0.06%	0.03%	0.03%
Savings deposits	243,611	250,277	(6,666)	(3)%	127	131	(4)	(3)%	0.21%	0.10%	0.11%
Money market deposits	231,734	240,603	(8,869)	(4)%	154	117	37	32%	0.27%	0.09%	0.18%
Time deposits	95,964	131,405	(35,441)	(27)%	131	200	(69)	(35)%	0.55%	0.66%	(0.11)%
Total interest-bearing deposits	818,592	836,117	(17,525)	(2)%	446	451	(5)	(1)%	0.22%	0.22%	—%
Borrowings	44,897	51,976	(7,079)	(14)%	160	197	(37)	(19)%	1.40%	1.49%	(0.09)%
Total interest-bearing liabilities	863,489	888,093	(24,604)	(3)%	606	648	(42)	(6)%	0.28%	0.29%	(0.01)%
Demand deposits and other noninterest-bearing liabilities	418,937	425,071	(6,134)	(1)%
Equity	198,275	193,656	4,619	2%
Total	$1,480,701	$1,506,820	($26,119)	(2)%
Net interest income					$14,989	$14,244	$745	5%
Net interest margin									4.50%	4.20%	0.30%
Average loans to average interest-earning assets	72.18%	71.20%
Average loans to average total deposits	79.13%	77.86%
Average non-interest deposits to average total deposits	32.79%	32.82%
Average interest-earning assets to average interest-bearing liabilities	154.63%	153.25%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $671,000 and $889,000 in the second quarter of 2018 and 2017, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $17.5 million and $15.2 million in the second quarter of 2018 and 2017, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2018 and 2017.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2018 vs. 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($11)	$319	$308
Loans held for sale	79	48	127
Short-term investments	33	62	95
Long-term investments	(138)	311	173
Total interest income	($37)	$740	$703

Interest Expense:
Interest-bearing deposits	($5)	$—	($5)
Borrowings	(25)	(12)	(37)
Total interest expense	($30)	($12)	($42)

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2018 and 2017:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2018	2017	$	%	2018	2017	$	%	2018	2017	Change
Loans[1,2]	$959,743	$969,768	($10,025)	(1)%	$26,459	$26,108	$351	1%	5.59%	5.47%	0.12%
Loans held for sale	41,594	37,688	3,906	10%	840	731	109	15%	4.07%	3.91%	0.16%

Short-term investments[3]	41,977	24,495	17,482	71%	343	112	231	206%	1.63%	0.91%	0.72%
Long-term investments[4]	300,476	324,639	(24,163)	(7)%	2,748	2,406	342	14%	1.96%	1.62%	0.34%
Total investments	342,453	349,134	(6,681)	(2)%	3,091	2,518	573	23%	1.94%	1.58%	0.36%
Interest-earning assets	1,343,790	1,356,590	(12,800)	(1)%	30,390	29,357	1,033	4%	4.61%	4.43%	0.18%
Nonearning assets	143,565	142,650	915	1%
Total	$1,487,355	$1,499,240	($11,885)	(1)%

Interest-bearing demand	$242,961	$202,978	$39,983	20%	$58	$19	$39	205%	0.05%	0.03%	0.02%
Savings deposits	245,381	248,557	(3,176)	(1)%	249	260	(11)	(4)%	0.20%	0.10%	0.10%
Money market deposits	238,186	241,395	(3,209)	(1)%	260	220	40	18%	0.22%	0.09%	0.13%
Time deposits	97,510	132,305	(34,795)	(26)%	251	397	(146)	(37)%	0.52%	0.61%	(0.09)%
Total interest-bearing deposits	824,038	825,235	(1,197)	—%	818	896	(78)	(9)%	0.20%	0.22%	(0.02)%
Borrowings	45,577	52,275	(6,698)	(13)%	320	384	(64)	(17)%	1.39%	1.45%	(0.06)%
Total interest-bearing liabilities	869,615	877,510	(7,895)	(1)%	1,138	1,280	(142)	(11)%	0.26%	0.29%	(0.03)%
Demand deposits and other noninterest-bearing liabilities	420,847	431,403	(10,556)	(2)%
Equity	196,893	190,327	6,566	3%
Total	$1,487,355	$1,499,240	($11,885)	(1)%
Net interest income					$29,252	$28,077	$1,175	4%
Net interest margin									4.39%	4.17%	0.22%
Average loans to average interest-earning assets	71.42%	71.49%
Average loans to average total deposits	78.30%	78.35%
Average non-interest deposits to average total deposits	32.77%	33.33%
Average interest-earning assets to average interest-bearing liabilities	154.53%	154.60%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.3 million and $1.8 million in the first six months of 2018 and 2017, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $18.9 million and $14.8 million in the first six months of 2018 and 2017, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2018 and 2017.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2018 vs. 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($62)	$413	$351
Loans held for sale	78	31	109
Short-term investments	110	121	231
Long-term investments	(188)	530	342
Total interest income	($62)	$1,095	$1,033

Interest Expense:
Interest-bearing deposits	($1)	($77)	($78)
Borrowings	(48)	(16)	(64)
Total interest expense	($49)	($93)	($142)

Provision for Loan Losses
The provision for loan losses was a benefit of $300,000 for the three and six month periods ending June 30, 2018. The provision for loan losses for the three and six month periods ending June 30, 2017 was $300,000 and $700,000, respectively. The provision for loan losses decreased in both periods of 2018 as compared to the same periods a year ago due to a decrease in impairment for specifically measured loans and an improvement in the qualitative factors that management utilizes in the calculation of the allowance for loan losses ("Allowance"). Nonperforming loans, net of government guarantees decreased in the second quarter of 2018 and adversely classified loans remained consistent with 2017 ending balances. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 123% at June 30, 2018 as compared to 100% at December 31, 2017. See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended June 30, 2018, decreased $1.4 million, or 15%, to $8.3 million as compared to the same period in 2017 primarily due to a $961,000 decrease in employee benefit plan income and an $873,000 decrease in mortgage banking income. Other operating income for the six-month period ended June 30, 2018, decreased $2.9 million, or 15%, to $15.8 million as compared to the same period in 2017 primarily due to a $1.9 million decrease in employee benefit plan income and a $1.4 million decrease in mortgage banking income. The decrease in employee benefit plan income in both periods resulted from the sale of the Company's interest in Northrim Benefits Group, LLC ("NBG") in the third quarter of 2017. Decreased mortgage banking income was primarily the result of decreased yield on mortgage loans sold for both periods.

Other Operating Expense
Other operating expense for the second quarter of 2018 decreased $1.9 million, or 10%, to $16.6 million as compared to the same period in 2017 due to a $1.5 million, or 12%, decrease in the Community Banking segment and a $368,000, or 7%, decrease in the Home Mortgage Lending segment. In the Community Banking segment, other operating expenses in the second quarter of 2017 included $633,000 of one-time costs related to the conversion of the Company's core system which occurred in May 2017. Additionally, occupancy expense in the second quarter of 2018 included a one-time cumulative technical correction that decreased depreciation expense in the period by $670,000. Marketing expense decreased $410,000 in the second quarter of 2018 as compared to the second quarter of 2017 primarily due to a reduction in charitable contributions, however the Company expects total charitable contributions expense in 2018 to be consistent with 2017 by the end of the year. The decrease in expense in the Home Mortgage Lending segment in the second quarter of 2018 compared to the same period in 2017 is primarily due to a reduction in salaries and benefit costs that resulted from a reduction of full time equivalent employees at RML.
Other operating expense for the first six months of 2018 decreased $1.7 million, or 5%, to $33.4 million as compared to the same period in 2017 due to a $912,000, or 4%, decrease in the Community Banking segment and a $759,000, or 8%, decrease in the Home Mortgage Lending segment. In the Community Banking segment, other operating expenses included $764,000 of one-time costs related to the conversion of the Company's core system which occurred in May 2017. Additionally, occupancy expense included a one-time technical correction for depreciation expense of $670,000. These decreases were partially offset by increases of $290,000, $139,000, and $132,000, in employee group medical costs, Company 401(k) match contributions to employees, and equity compensation expense. The decrease in the expenses in the Home Mortgage Lending segment in the first six months of 2018 compared to the same period in 2017 is primarily due to a reduction in salaries and benefit costs that resulted from a reduction of full time equivalent employees at RML.
Income Taxes
The provision for income taxes for the three and six month periods ending June 30, 2018, decreased $288,000 or 20%, and $1.2 million, or 38%, as compared to the same periods in 2017, primarily due to a decrease in the enacted federal corporate tax rate that was partially offset by an increase in pre-tax income. The effective tax rate for the three-month period ending June 30, 2018 decreased to 17% from 28%, and the effective tax rate for the six-month period ending June 30, 2018 decreased to 17% from 30% compared to the same periods in 2017.

FINANCIAL CONDITION
Balance Sheet Overview
Investment Securities
Investment securities at June 30, 2018 decreased 14%, or $42.6 million, to $270.1 million from $312.8 million at December 31, 2017 primarily due to a decrease in deposits during the same period. Additionally, some proceeds from maturities and security calls were invested in portfolio loans in the first six months of 2018. The table below details portfolio investment balances by portfolio investment type:

	June 30, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$208,692	77.3%	$249,461	79.8%
Municipal securities	11,935	4.4%	14,421	4.6%
Corporate bonds	37,490	13.9%	37,132	11.9%
Collateralized loan obligations	6,007	2.2%	6,005	1.9%
Preferred stock	6,006	2.2%	5,731	1.8%
Total portfolio investments	$270,130		$312,750

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
Portfolio loans increased by $12.7 million, or 1%, to $967.7 million at June 30, 2018 from $955.0 million at December 31, 2017, primarily as a result of increased commercial loans, real estate term loans relating to non-owner occupied properties, and other term real estate loans. This increase was partially offset by decreased real estate construction loans in the first six months of 2018 due to the term out of construction projects that were completed in the first six months of 2018. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 3% of portfolio loans at both June 30, 2018 and December 31, 2017.
The following table details loan balances by loan type as of the dates indicated:

	June 30, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$327,733	33.9%	$313,514	32.8%
Real estate construction one-to-four family	31,064	3.2%	31,201	3.3%
Real estate construction other	58,369	6.0%	80,093	8.4%
Real estate term owner occupied	127,384	13.2%	132,042	13.8%
Real estate term non-owner occupied	330,217	34.0%	319,313	33.4%
Real estate term other	55,431	5.7%	40,411	4.2%
Consumer secured by 1st deeds of trust	20,820	2.2%	22,616	2.4%
Consumer other	20,891	2.2%	19,919	2.1%
Subtotal	$971,909		$959,109
Less: Unearned origination fee,
net of origination costs	(4,207)	(0.4)%	(4,156)	(0.4)%
Total loans	$967,702		$954,953

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $60.6 million, or approximately 6% of loans as of June 30, 2018 have direct exposure to the oil and gas industry as compared to $70.8 million, or approximately 7% of loans as of December 31, 2017. The Company has no loans to oil producers or exploration companies as of June 30, 2018 or December 31, 2017, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $7.3 million and $9.2 million at June 30, 2018 and December 31, 2017, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry was $38.1 million and $53.5 million at June 30, 2018 and December 31, 2017, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2018
AQR Pass	$38,817	$—	$—	$5,280	$7,571	$—	$—	$417	$52,085
AQR Special Mention	—	—	—	2,407	—	—	—	—	2,407
AQR Substandard	6,093	—	—	—	—	—	—	—	6,093
Total	$44,910	$—	$—	$7,687	$7,571	$—	$—	$417	$60,585
December 31, 2017
AQR Pass	$48,601	$—	$—	$9,731	$7,778	$—	$—	$435	$66,545
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total	$52,835	$—	$—	$9,731	$7,778	$—	$—	$435	$70,779

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

The Company first disaggregates the loan portfolio into the following eight segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non- owner occupied, real estate term other, consumer secured by 1st deeds of trust, and other consumer loans. After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system. The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ending December 31, 2017. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2018.

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

•
An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At June 30, 2018 and December 31, 2017, the unallocated allowance as a percentage of the total Allowance was 13% and 16%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$20,449	$19,893	$21,461	$19,697
Charge-offs:
Commercial	77	202	1,042	464
Real estate term other	—	5	—	5
Consumer secured by 1st deeds of trust	2	—	91	—
Consumer other	21	—	71	17
Total charge-offs	100	207	1,204	486
Recoveries:
Commercial	54	71	143	144
Real estate term other	1	—	2	—
Consumer secured by 1st deeds of trust	—	2	1	2
Consumer other	4	2	5	4
Total recoveries	59	75	151	150
Net, charge-offs	41	132	1,053	336
(Benefit) provision for loan losses	(300)	300	(300)	700
Balance at end of period	$20,108	$20,061	$20,108	$20,061
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $52.8 million to $1.206 billion at June 30, 2018 from $1.258 billion at December 31, 2017. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2018		December 31, 2017
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$401,925	33%	$414,686	33%
Interest-bearing demand	246,628	20%	252,009	20%
Savings deposits	237,978	20%	247,458	20%
Money market deposits	223,189	19%	243,603	19%
Time deposits	95,801	8%	100,527	8%
Total deposits	$1,205,521		$1,258,283
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% of total deposits at June 30, 2018 and December 31, 2017.
The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2018, the Company had $95.8 million in certificates of deposit as compared to certificates of deposit of $100.5 million at December 31, 2017. At June 30, 2018, $61.2 million, or 64%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $66.0 million, or 66%, of total certificates of deposit at December 31, 2017. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2018 and December 31, 2017, was $57.8 million and $61.4 million, respectively.

The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2018:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$15,792	27%
Over 3 through 6 months	7,736	13%
Over 6 through 12 months	13,601	24%
Over 12 months	20,713	36%
Total	$57,842	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2018 or December 31, 2017.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2018, our maximum borrowing line from the FHLB was $509.3 million, approximately 35% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.3 million as of June 30, 2018 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $70.7 million of loans as collateral to secure advances made through the discount window on June 30, 2018. There were no discount window advances outstanding at June 30, 2018 or December 31, 2017.

Other Short-term Borrowings: Securities sold under agreements to repurchase were $27.7 million, for both June 30, 2018 and December 31, 2017. The average balance outstanding of securities sold under agreements to repurchase during the three month periods ending June 30, 2018 and 2017 was $27.3 million and $27.9 million, respectively, and $27.9 million and $28.2 million, respectively, in the six month periods ending June 30, 2018 and 2017. The maximum outstanding at any month-end was $27.7 million and $27.8 million, respectively, during the same three month periods ending June 30, 2018 and 2017 and $31.0 and $31.8 million, respectively, for the six month periods ending June 30, 2018 and 2017. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $218.3 million and $225.8 million at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of June 30, 2018 or December 31, 2017.

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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2018 were $241.4 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2018 were $1.206 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $13.5 million for the first six months of 2018 primarily due to an increase in other accounts receivable and cash used in connection with the origination of loans held for sale being only partially offset by proceeds from the sale of loans held for sale. Net cash provided by investing activities was $28.0 million for the same period, primarily due proceeds from maturities of investment securities, which were only partially offset by cash invested into portfolio loans and purchases of new investment securities. Net cash used in financing activities in the first half of 2018 was $56.2 million, primarily due to a decrease in deposits.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2018, our funds available for borrowing under our existing lines of credit were $572.5 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 996 shares of its common stock in the first six months of 2018 and did not repurchase any shares of its common stock under the Company's publicly announced repurchase program. At June 30, 2018, the Company had 6,872,959 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2018, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2018 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2018, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both June 30, 2018 and December 31, 2017, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2018
Total risk-based capital	8.00%	10.00%	16.35%	14.48%
Tier 1 risk-based capital	6.00%	8.00%	15.10%	13.22%
Common equity tier 1 capital	4.50%	6.50%	14.35%	13.22%
Leverage ratio	4.00%	5.00%	13.23%	11.59%
December 31, 2017
Total risk-based capital	8.00%	10.00%	15.90%	14.08%
Tier 1 risk-based capital	6.00%	8.00%	14.65%	12.83%
Common equity tier 1 capital	4.50%	6.50%	13.89%	12.83%
Leverage ratio	4.00%	5.00%	12.41%	10.87%

See Note 21 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Correction Action rules. See Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0%or more.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of June 30, 2018 and December 31, 2017, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $241.4 million and $291.5 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $84.1 million and $43.6 million, as of June 30, 2018 and December 31, 2017, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $118,000 and $152,000 at June 30, 2018 and December 31, 2017 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
At June 30, 2018 the Company has capital commitments of $670,000 related to planned improvements to the Company's corporate office building, a new branch, and other branch improvements. These capital expenditures are expected to be incurred in the second half of 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2018 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2018, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors have not materially changed as of June 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the six month period ending June 30, 2018.

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
NORTHRIM BANCORP, INC.

August 7, 2018	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 7, 2018	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)