Form 10-Q
period 2018-09-30
NORTHRIM BANCORP INC
filed 2018-11-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 7, 2018 was 6,884,386.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$37,651	$25,016
Interest bearing deposits in other banks	32,528	52,825
Investment securities available for sale, at fair value	264,193	307,019
Marketable equity securities	6,035	5,731
Investment in Federal Home Loan Bank stock	2,103	2,115
Loans held for sale	56,636	43,979
Loans	982,007	954,953
Allowance for loan losses	(20,160)	(21,461)
Net loans	961,847	933,492
Purchased receivables, net	12,706	22,231
Mortgage servicing rights, at fair value	9,695	7,305
Other real estate owned, net	8,707	8,651
Premises and equipment, net	38,637	37,867
Goodwill	15,017	15,017
Other intangible assets, net	1,154	1,207
Other assets	55,764	56,141
Total assets	$1,502,673	$1,518,596
LIABILITIES
Deposits:
Demand	$450,409	$414,686
Interest-bearing demand	240,974	252,009
Savings	233,611	247,458
Money market	208,614	243,603
Certificates of deposit less than $250,000	66,831	69,283
Certificates of deposit $250,000 and greater	32,829	31,244
Total deposits	1,233,268	1,258,283
Securities sold under repurchase agreements	32,429	27,746
Borrowings	7,282	7,362
Junior subordinated debentures	10,310	10,310
Other liabilities	16,142	22,093
Total liabilities	1,299,431	1,325,794
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,884,386 and 6,871,963 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6,884	6,872
Additional paid-in capital	62,512	61,793
Retained earnings	134,487	124,407
Accumulated other comprehensive loss, net of tax	(641)	(270)
Total shareholders' equity	203,242	192,802
Total liabilities and shareholders' equity	$1,502,673	$1,518,596
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans and loans held for sale	$14,992	$14,341	$42,291	$41,180
Interest on investment securities available for sale	1,314	956	3,870	3,158
Dividends on marketable equity securities	86	87	252	259
Interest on investment securities held to maturity	—	11	—	31
Dividends on Federal Home Loan Bank stock	19	6	45	18
Interest on deposits in other banks	169	118	512	230
Total Interest Income	16,580	15,519	46,970	44,876
Interest Expense
Interest expense on deposits	595	429	1,413	1,325
Interest expense on securities sold under agreements to repurchase	9	9	26	25
Interest expense on borrowings	59	54	174	130
Interest expense on junior subordinated debentures	98	110	286	402
Total Interest Expense	761	602	1,899	1,882
Net Interest Income	15,819	14,917	45,071	42,994
(Benefit) provision for loan losses	—	2,500	(300)	3,200
Net Interest Income After Provision for Loan Losses	15,819	12,417	45,371	39,794
Other Operating Income
Mortgage banking income	5,903	6,219	16,325	18,020
Purchased receivable income	767	752	2,474	2,217
Bankcard fees	724	664	2,056	1,903
Service charges on deposit accounts	407	406	1,137	1,254
Gain on sale of Northrim Benefits Group	—	4,443	—	4,443
Employee benefit plan income	—	609	—	2,506
Gain (loss) on sale of securities, net	—	(3)	—	11
Other income	872	765	2,457	2,168
Total Other Operating Income	8,673	13,855	24,449	32,522
Other Operating Expense
Salaries and other personnel expense	11,261	11,115	33,208	33,750
Occupancy expense	1,687	1,706	4,407	4,991
Data processing expense	1,503	1,509	4,374	4,209
Impairment of equity method investment	804	—	804	—
Professional and outside services	727	674	1,780	1,908
Marketing expense	367	332	1,461	1,733
Insurance expense	171	475	645	922
OREO expense, net rental income and gains on sale	43	(44)	157	216
Intangible asset amortization expense	18	26	53	79
Compensation expense - RML acquisition payments	—	149	—	323
Other operating expense	1,518	1,749	4,611	4,685
Total Other Operating Expense	18,099	17,691	51,500	52,816
Income Before Provision for Income Taxes	6,393	8,581	18,320	19,500
Provision for income taxes	1,129	2,980	3,164	6,236
Net Income	5,264	5,601	15,156	13,264
Less: Net income attributable to the noncontrolling interest	—	78	—	327
Net Income Attributable to Northrim BanCorp, Inc.	$5,264	$5,523	$15,156	$12,937
Earnings Per Share, Basic	$0.77	$0.80	$2.21	$1.88
Earnings Per Share, Diluted	$0.75	$0.79	$2.17	$1.85
Weighted Average Shares Outstanding, Basic	6,877,194	6,872,273	6,873,843	6,897,577
Weighted Average Shares Outstanding, Diluted	6,990,633	6,959,035	6,978,679	6,983,778
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net income	$5,264	$5,601	$15,156	$13,264
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	($218)	$197	($1,325)	$884
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 and ($1) for the third quarter of 2018 and 2017, respectively, and $0 and $5 for the nine months ended September 30,
2018 and 2017, respectively)	—	2	—	(6)
Derivatives and hedging activities:
Unrealized gains arising during the period	234	127	855	127
Income tax benefit (expense) related to unrealized gains and losses	44	(80)	290	(334)
Other comprehensive income (loss), net of tax	60	246	(180)	671
Comprehensive income	5,324	5,847	14,976	13,935
Less: comprehensive income attributable to the noncontrolling interest	—	78	—	327
Comprehensive income attributable to Northrim BanCorp, Inc.	$5,324	$5,769	$14,976	$13,608

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2017	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Treasury stock buy-back	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax assets related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Balance as of December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802

Cash dividend declared	—	—	—	(5,205)	—	—	(5,205)
Stock-based compensation expense	—	—	571	—	—	—	571
Exercise of stock options and vesting of restricted stock units, net	12	12	148	—	—	—	160
Other comprehensive loss, net of tax	—	—	—	—	(180)	—	(180)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—	—
Net income attributable to Northrim BanCorp, Inc.	—	—	—	15,156	—	—	15,156
Balance as of September 30, 2018	6,884	$6,884	$62,512	$134,487	($641)	$—	$203,242

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Operating Activities:
Net income	$15,156	$13,264
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	—	(11)
Gain on sale of Northrim Benefits Group	—	(4,443)
Loss on disposal of premises and equipment	3	3
Depreciation and amortization of premises and equipment	1,504	2,042
Amortization of software	670	184
Intangible asset amortization	53	79
Amortization of investment security premium, net of discount accretion	156	172
Change in fair value of marketable equity securities	143	—
(Increase) decrease deferred tax asset, net	(207)	617
Stock-based compensation	571	435
Deferral of loan fees and (costs), net	199	(459)
(Benefit) provision for loan losses	(300)	3,200
(Benefit) reserve for purchased receivables	(4)	29
Additions to mortgage servicing rights carried at fair value	(2,662)	(2,086)
Change in fair value of mortgage servicing rights carried at fair value	272	62
Gain on sale of loans	(11,666)	(13,929)
Proceeds from the sale of loans held for sale	412,562	419,783
Origination of loans held for sale	(413,553)	(421,472)
Gain on sale of other real estate owned	(133)	(369)
Impairment on other real estate owned	—	340
Impairment on equity method investment	804	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(402)	(396)
Decrease (increase) in other assets	683	(1,459)
Decrease in other liabilities	(6,061)	(40)
Net Cash Used by Operating Activities	(2,212)	(4,454)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(48,570)	(16,283)
Purchases of marketable equity securities	(998)	—
Purchases of FHLB stock	—	(3,665)
Proceeds from sales/calls/maturities of securities available for sale	89,903	77,865
Proceeds from calls/sales of marketable equity securities	500	—
Proceeds from redemption of FHLB stock	12	3,514
Decrease in purchased receivables, net	9,529	7,532
Increase in loans, net	(28,789)	(15,379)
Proceeds from sale of other real estate owned	612	3,265
Proceeds from the sale of Northrim Benefits Group	—	4,625
Proceeds from sale of premises and equipment	3	116
Purchases of premises and equipment	(2,280)	(2,889)
Net Cash Provided by Investing Activities	19,922	58,701
Financing Activities:
Decrease in deposits	(25,015)	(9,337)
Increase in securities sold under repurchase agreements	4,683	3,477
(Decrease) increase in borrowings	(80)	3,049
Distributions to noncontrolling interest	—	(445)

Repayment of junior subordinated debentures	—	(8,248)
Repurchase of common stock	—	(1,608)
Proceeds from the issuance of common stock	194	—
Cash dividends paid	(5,154)	(4,417)
Net Cash Used by Financing Activities	(25,372)	(17,529)
Net Change in Cash and Cash Equivalents	(7,662)	36,718
Cash and Cash Equivalents at Beginning of Period	77,841	50,551
Cash and Cash Equivalents at End of Period	$70,179	$87,269

Supplemental Information:
Income taxes paid	$324	$7,764
Interest paid	$1,798	$1,821
Transfer of loans to other real estate owned	$535	$167
Cash dividends declared but not paid	$51	$41

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. The Company owned a 50.1% interest in Northrim Benefits Group, LLC ("NBG") through August 14, 2017, and consolidated NBG's balance sheets and income statements into its financial statements through the date of the sale on August 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2018, are not necessarily indicative of the results anticipated for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted the guidance on January 1, 2018 and reclassified $191,000 in unrealized gains on its investments in preferred stock from other comprehensive income to retained earnings. Adoption of the guidance does not have a material or significant impact on the Company's consolidated financial statements. As of January 1, 2018, unrealized gains and losses on marketable equity securities are included in other operating income in the Consolidated Statement of Income.
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
Accounting pronouncements to be implemented in future periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company expects to elect the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company will likely not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new accounting standard will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU 2016-02 are expected to impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company has an implementation team working through the provisions of ASU 2016-02 and ASU 2018-11 to assess the impact on its accounting, disclosures, processes, internal control over financial reporting, regulatory capital, and risk-weighted assets. The Company is substantially complete with the evaluation of its lease population. It is expected that the Company will recognize right-of-use assets and lease liabilities (estimated between $15 and $25 million) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio prior to the adoption date.
In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements ("ASU 2018-11") to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019. Early application will be permitted for specified periods. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company has formed a cross-functional team to begin implementation efforts of this new guidance. The team is evaluating the data elements and modeling options that are expected to be critical to the new process and has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined; however, the impact on the Company's process for calculating the allowance for loan losses ("Allowance") is expected to be significant.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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
The majority of our ongoing revenue-generating transactions are not subject to ASC 606, including revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, purchased receivable income, financial guarantees, and derivatives are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant services income, and commissions from the sales of mutual funds and other investments. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s non-interest revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine-month periods ended September 30, 2018 and 2017:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating income	2018	2017	2018	2017
In-scope of Topic 606:
Bankcard fees	$724	$664	$2,056	$1,903
Service charges on deposit accounts	407	406	1,137	1,254
Other	405	371	1,204	1,094
Other operating income (in-scope of Topic 606)	$1,536	$1,441	$4,397	$4,251
Other operating income (out-of-scope of Topic 606)	7,137	12,414	20,052	28,271
Total other operating income	$8,673	$13,855	$24,449	$32,522
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

3. Cash and Cash Equivalents
The Company is required to maintain a $557,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$208,321	$—	$2,489	$205,832
Municipal securities	11,879	8	44	11,843
Corporate bonds	40,142	374	—	40,516
Collateralized loan obligations	6,000	5	3	6,002
Total securities available for sale	$266,342	$387	$2,536	$264,193
December 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$250,794	$3	$1,336	$249,461
Municipal securities	14,395	72	46	14,421
Corporate bonds	36,654	478	—	37,132
Collateralized loan obligations	6,000	5	—	6,005
Total securities available for sale	$307,843	$558	$1,382	$307,019

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$111,942	$1,645	$93,890	$844	$205,832	$2,489
Collateralized loan obligations	2,997	3	—	—	2,997	3
Municipal securities	6,365	18	1,566	26	7,931	44
Total	$121,304	$1,666	$95,456	$870	$216,760	$2,536

December 31, 2017:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$116,331	$496	$122,605	$840	$238,936	$1,336
Municipal securities	3,994	17	2,298	29	6,292	46
Total	$120,325	$513	$124,903	$869	$245,228	$1,382

The unrealized losses on investments in U.S. treasury and government sponsored entities, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At September 30, 2018 and December 31, 2017, there were 24 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months. There were 16 and 17 securities as of September 30, 2018 and December 31, 2017 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2018 and December 31, 2017, $53.5 million and $51.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2018, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$30,005	$29,969	1.15%
1-5 years	174,986	172,576	1.87%
5-10 years	3,330	3,287	3.00%
Total	$208,321	$205,832	1.79%
Corporate bonds
1-5 years	$21,702	$21,897	3.17%
5-10 years	18,440	18,619	3.37%
Total	$40,142	$40,516	3.26%
Collateralized loan obligations
5-10 years	$3,000	$2,997	3.77%
Over 10 years	3,000	3,005	4.07%
Total	$6,000	$6,002	3.92%
Municipal securities
Within 1 year	$2,592	$2,591	2.05%
1-5 years	9,287	9,252	2.41%
Total	$11,879	$11,843	2.34%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and nine-month periods ending September 30, 2018 and 2017, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended September 30, 2018
Available for sale securities	$—	$—	$—
Three Months Ended September 30, 2017
Available for sale securities	$14,996	$—	$3
Nine Months Ended September 30, 2018
Available for sale securities	$—	$—	$—
Nine Months Ended September 30, 2017
Available for sale securities	$25,006	$14	$3

A summary of interest and dividend income for the three and nine-month periods ending September 30, 2018 and 2017, on available for sale investment securities and marketable equity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
US Treasury and government sponsored entities	$868	$653	$2,653	$2,255
Other	468	298	1,255	881
Total taxable interest income	$1,336	$951	$3,908	$3,136
Municipal securities	$64	$92	$214	$281
Total tax-exempt interest income	$64	$92	$214	$281
Total	$1,400	$1,043	$4,122	$3,417

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2018
AQR Pass	$301,757	$36,119	$61,857	$120,902	$322,051	$40,889	$19,525	$22,495	$925,595
AQR Special Mention	6,279	—	—	4,484	18,300	—	199	16	29,278
AQR Substandard	25,096	—	—	4,780	469	577	478	62	31,462
AQR Doubtful	—	—	—	—	—	27	—	—	27
Subtotal	$333,132	$36,119	$61,857	$130,166	$340,820	$41,493	$20,202	$22,573	$986,362
Less: Unearned origination fees, net of origination costs									(4,355)
Total loans									$982,007
December 31, 2017
AQR Pass	$277,371	$31,201	$80,093	$127,059	$307,780	$39,777	$21,846	$19,895	$905,022
AQR Special Mention	4,921	—	—	2,095	11,051	634	3	22	18,726
AQR Substandard	31,222	—	—	2,888	482	—	767	2	35,361
Subtotal	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Less: Unearned origination fees, net of origination costs									(4,156)
Total loans									$954,953
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $16.4 million and $21.2 million at September 30, 2018 and December 31, 2017, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
September 30, 2018
Commercial	$121	$600	$2,742	$11,271	$14,734
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	26	—	26
Consumer secured by 1st deeds of trust	—	—	226	—	226
Consumer other	—	—	40	8	48
Total nonperforming loans	121	600	4,728	11,279	16,728
Government guarantees on nonaccrual loans	—	—	(62)	(217)	(279)
Net nonaccrual loans	$121	$600	$4,666	$11,062	$16,449
December 31, 2017
Commercial	$810	$—	$2,652	$16,455	$19,917
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer secured by 1st deeds of trust	—	—	378	—	378
Total nonperforming loans	810	—	3,030	17,786	21,626
Government guarantees on nonaccrual loans	—	—	(94)	(373)	(467)
Net nonaccrual loans	$810	$—	$2,936	$17,413	$21,159

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
September 30, 2018
Commercial	$1,098	$—	$—	$1,098	$14,734	$317,300	$333,132
Real estate construction one-to-four family	—	—	—	—	—	36,119	36,119
Real estate construction other	—	—	—	—	—	61,857	61,857
Real estate term owner occupied	211	738	—	949	1,694	127,523	130,166
Real estate term non-owner occupied	—	—	—	—	—	340,820	340,820
Real estate term other	—	577	—	577	26	40,890	41,493
Consumer secured by 1st deed of trust	—	—	152	152	226	19,824	20,202
Consumer other	22	10	—	32	48	22,493	22,573
Subtotal	$1,331	$1,325	$152	$2,808	$16,728	$966,826	$986,362
Less: Unearned origination fees, net of origination costs							(4,355)
Total							$982,007
December 31, 2017
Commercial	$503	$—	$240	$743	$19,917	$292,854	$313,514
Real estate construction one-to-four family	—	—	—	—	—	31,201	31,201
Real estate construction other	90	—	—	90	—	80,003	80,093
Real estate term owner occupied	966	—	—	966	1,331	129,745	132,042
Real estate term non-owner occupied	—	—	—	—	—	319,313	319,313
Real estate term other	—	—	—	—	—	40,411	40,411
Consumer secured by 1st deed of trust	363	—	—	363	378	21,875	22,616
Consumer other	161	53	12	226	—	19,693	19,919
Subtotal	$2,083	$53	$252	$2,388	$21,626	$935,095	$959,109
Less: Unearned origination fees, net of origination costs							(4,156)
Total							$954,953

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

At September 30, 2018 and December 31, 2017, the recorded investment in loans that are considered to be impaired was $35.4 million and $32.0 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2018
With no related allowance recorded
Commercial - AQR special mention	$2,105	$2,105	$—
Commercial - AQR substandard	23,608	25,148	—
Real estate term owner occupied- AQR special mention	1,008	1,008	—
Real estate term owner occupied- AQR substandard	4,781	4,781	—
Real estate term non-owner occupied- AQR pass	319	319	—
Real estate term non-owner occupied- AQR substandard	469	469	—
Real estate term other - AQR pass	504	504	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	131	131	—
Consumer secured by 1st deeds of trust - AQR substandard	252	252	—
Subtotal	$33,754	$35,294	$—

With an allowance recorded
Commercial - AQR substandard	$1,454	$1,958	$323
Consumer secured by 1st deeds of trust - AQR substandard	226	226	49
Subtotal	$1,680	$2,184	$372

Total
Commercial - AQR special mention	$2,105	$2,105	$—
Commercial - AQR substandard	25,062	27,106	323
Real estate term owner-occupied - AQR special mention	1,008	1,008	—
Real estate term owner-occupied - AQR substandard	4,781	4,781	—
Real estate term non-owner occupied - AQR pass	319	319	—
Real estate term non-owner occupied - AQR substandard	469	469	—
Real estate term other - AQR pass	504	504	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	131	131	—
Consumer secured by 1st deeds of trust - AQR substandard	478	478	49
Total	$35,434	$37,478	$372

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	16,671	17,742	—
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Subtotal	$23,979	$25,135	$—

With an allowance recorded
Commercial - AQR substandard	$7,988	$7,988	$966
Subtotal	$7,988	$7,988	$966

Total
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	24,659	25,730	966
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Total	$31,967	$33,123	$966

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2018 and 2017:

Three Months Ended September 30,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$2,113	$31	$97	$—
Commercial - AQR substandard	26,518	43	18,125	72
Real estate term owner occupied- AQR special mention	617	—	—	—
Real estate term owner occupied- AQR substandard	2,908	52	7,345	114
Real estate term non-owner occupied- AQR pass	206	7	346	6
Real estate term non-owner occupied- AQR substandard	287	8	580	9
Real estate term other - AQR pass	310	11	585	10
Real estate term other - AQR substandard	353	—	641	11
Consumer secured by 1st deeds of trust - AQR pass	132	2	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	139	3
Consumer secured by 1st deeds of trust - AQR substandard	154	2	771	5
Subtotal	$33,598	$156	$28,629	$230

With an allowance recorded
Commercial - AQR special mention	$—	$—	$2,083	$3
Commercial - AQR substandard	1,081	10	10,056	4
Consumer secured by 1st deeds of trust - AQR substandard	136	—	—	—
Subtotal	$1,217	$10	$12,139	$7

Total
Commercial - AQR special mention	$2,113	$31	$2,180	$3
Commercial - AQR substandard	27,599	53	28,181	76
Real estate term owner-occupied - AQR special mention	617	—	—	—
Real estate term owner-occupied - AQR substandard	2,908	52	7,345	114
Real estate term non-owner occupied - AQR pass	206	7	346	6
Real estate term non-owner occupied - AQR substandard	287	8	580	9
Real estate term other - AQR pass	310	11	585	10
Real estate term other - AQR substandard	353	—	641	11
Consumer secured by 1st deeds of trust - AQR pass	132	2	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	139	3
Consumer secured by 1st deeds of trust - AQR substandard	290	2	771	5
Total Impaired Loans	$34,815	$166	$40,768	$237

Nine Months Ended September 30,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$2,192	$96	$49	$1
Commercial - AQR substandard	25,271	300	20,363	405
Real estate term owner occupied- AQR pass	—	—	82	5
Real estate term owner occupied- AQR special mention	208	—	—	—
Real estate term owner occupied- AQR substandard	4,019	129	6,257	260
Real estate term non-owner occupied- AQR pass	294	18	367	38
Real estate term non-owner occupied- AQR special mention	29	2	—	—
Real estate term non-owner occupied- AQR substandard	413	22	654	38
Real estate term other - AQR pass	462	28	604	32
Real estate term other - AQR substandard	119	—	652	34
Consumer secured by 1st deeds of trust - AQR pass	136	10	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	141	10
Consumer secured by 1st deeds of trust - AQR substandard	168	8	506	13
Consumer other - AQR substandard	—	—	17	1
Subtotal	$33,311	$613	$29,692	$837

With an allowance recorded
Commercial - AQR special mention	$—	$—	$702	$3
Commercial - AQR substandard	2,866	17	7,979	4
Commercial - AQR doubtful	18	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	126	—	—	—
Subtotal	$3,010	$17	$8,681	$7

Total
Commercial - AQR special mention	$2,192	$96	$751	$4
Commercial - AQR substandard	28,137	317	28,342	409
Commercial - AQR doubtful	18	—	—	—
Real estate term owner-occupied - AQR pass	—	—	82	5
Real estate term owner-occupied - AQR special mention	208	—	—	—
Real estate term owner-occupied - AQR substandard	4,019	129	6,257	260
Real estate term non-owner occupied - AQR pass	294	18	367	38
Real estate term non-owner occupied - AQR special mention	29	2	—	—
Real estate term non-owner occupied - AQR substandard	413	22	654	38
Real estate term other - AQR pass	462	28	604	32
Real estate term other - AQR substandard	119	—	652	34
Consumer secured by 1st deeds of trust - AQR pass	136	10	—	—
Consumer secured by 1st deeds of trust - AQR special mention	—	—	141	10
Consumer secured by 1st deeds of trust - AQR substandard	294	8	506	13
Consumer other - AQR substandard	—	—	17	1
Total Impaired Loans	$36,321	$630	$38,373	$844

Purchased Credit Impaired Loans: The Company acquired 18 purchased credit impaired loans in connection with its acquisition of Alaska Pacific Bancshares, Inc. on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities

Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable yield has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of September 30, 2018 was $792,000.
Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $17.9 million and $23.8 million at September 30, 2018 and December 31, 2017, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2018 and restructured loans that occurred prior to 2018 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$—	$1,738	$1,738
Real estate term owner occupied- AQR substandard	—	1,694	1,694
Subtotal	$—	$3,432	$3,432
Existing Troubled Debt Restructurings	$3,252	$11,178	$14,430
Total	$3,252	$14,610	$17,862

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2018 and 2017, by concession (terms modified):

		September 30, 2018
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

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $965,000 of charge-offs in the nine months ended September 30, 2018 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with specific impairment at September 30, 2018 and December 31, 2017.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the year ending December 31, 2017. The following table presents TDRs that occurred during the twelve-month period ending September 30, 2018 that subsequently defaulted during the nine months ended September 30, 2018:

		September 30, 2018
	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	2	$559
Real estate term owner occupied - AQR substandard	1	1,331
Total	3	$1,890

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Charge-Offs	—	—	—	—	—	—	—	(9)	—	(9)
Recoveries	57	—	—	—	—	1	1	2	—	61
Provision (benefit)	254	79	34	(43)	(11)	(291)	21	27	(70)	—
Balance, end of period	$5,937	$675	$1,120	$2,127	$6,208	$711	$374	$416	$2,592	$20,160
Balance, end of period:
Individually evaluated
for impairment	$323	$—	$—	$—	$—	$—	$49	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,614	$675	$1,120	$2,127	$6,208	$711	$325	$416	$2,592	$19,788
2017
Balance, beginning of period	$5,822	$521	$1,517	$2,354	$7,075	$774	$327	$362	$1,309	$20,061
Charge-Offs	(1,118)	—	—	—	—	—	(85)	—	—	(1,203)
Recoveries	102	—	—	—	—	—	—	4	—	106
Provision (benefit)	2,210	79	261	(10)	(60)	10	93	(2)	(81)	2,500
Balance, end of period	$7,016	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$21,464
Balance, end of period:
Individually evaluated
for impairment	$1,514	$—	$—	$—	$—	$—	$—	$—	$—	$1,514
Balance, end of period:
Collectively evaluated
for impairment	$5,502	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$19,950

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,042)	—	—	—	—	—	(91)	(80)	—	(1,213)
Recoveries	200	—	—	—	—	3	2	7	—	212
Provision (benefit)	607	46	(446)	(67)	165	(17)	148	182	(918)	(300)
Balance, end of period	$5,937	$675	$1,120	$2,127	$6,208	$711	$374	$416	$2,592	$20,160
Balance, end of period:
Individually evaluated
for impairment	$323	$—	$—	$—	$—	$—	$49	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,614	$675	$1,120	$2,127	$6,208	$711	$325	$416	$2,592	$19,788
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(1,582)	—	—	—	—	(5)	(85)	(17)	—	(1,689)
Recoveries	246	—	—	—	—	—	2	8	—	256
Provision (benefit)	2,817	50	313	(14)	162	(30)	105	(35)	(168)	3,200
Balance, end of period	$7,016	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$21,464
Balance, end of period:
Individually evaluated
for impairment	$1,514	$—	$—	$—	$—	$—	$—	$—	$—	$1,514
Balance, end of period:
Collectively evaluated
for impairment	$5,502	$600	$1,778	$2,344	$7,015	$784	$335	$364	$1,228	$19,950

The following is a detail of the recorded investment in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2018
Balance, end of period	$333,132	$36,119	$61,857	$130,166	$340,820	$41,493	$20,202	$22,573	$986,362
Balance, end of period:
Individually evaluated
for impairment	$27,167	$—	$—	$5,789	$788	$1,081	$609	$—	$35,434
Balance, end of period:
Collectively evaluated
for impairment	$305,965	$36,119	$61,857	$124,377	$340,032	$40,412	$19,593	$22,573	$950,928
December 31, 2017
Balance, end of period	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Balance, end of period:
Individually evaluated
for impairment	$26,812	$—	$—	$2,862	$874	$559	$860	$—	$31,967
Balance, end of period:
Collectively evaluated
for impairment	$286,702	$31,201	$80,093	$129,180	$318,439	$39,852	$21,756	$19,919	$927,142

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2018
Individually evaluated for impairment:
AQR Substandard	$323	$—	$—	$—	$—	$—	$49	$—	$—	$372
Collectively evaluated for impairment:
AQR Pass	5,435	675	1,120	2,065	5,631	711	320	397	—	16,354
AQR Special Mention	179	—	—	62	577	—	5	—	—	823
AQR Substandard	—	—	—	—	—	—	—	19	—	19
Unallocated	—	—	—	—	—	—	—	—	2,592	2,592
	$5,937	$675	$1,120	$2,127	$6,208	$711	$374	$416	$2,592	$20,160
December 31, 2017
Individually evaluated for impairment:
AQR Substandard	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Collectively evaluated for impairment:
AQR Pass	5,079	629	1,566	2,154	5,680	725	315	305	—	16,453
AQR Special Mention	120	—	—	40	363	—	—	1	—	524
AQR Substandard	7	—	—	—	—	—	—	1	—	8
Unallocated	—	—	—	—	—	—	—	—	3,510	3,510
	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2018, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2018 or December 31, 2017, and there were no restructured purchased receivables at September 30, 2018 or December 31, 2017.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2018, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2018	December 31, 2017
Purchased receivables	$12,902	$22,431
Reserve for purchased receivable losses	(196)	(200)
Total	$12,706	$22,231

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine-month periods ending September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance, beginning of period	$201	$194	$200	$171
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
(Benefit) reserve for purchased receivables	(5)	6	(4)	29
Balance, end of period	$196	$200	$196	$200

8. Mortgage Servicing Rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017

Balance, beginning of period	$8,733	$5,828	$7,305	$4,157
Additions for new MSR capitalized	1,090	649	2,662	2,086
Changes in fair value:
Due to changes in model inputs of assumptions (1)	125	(188)	490	332
Other (2)	(253)	(108)	(762)	(394)
Balance, end of period	$9,695	$6,181	$9,695	$6,181

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018	December 31, 2017

Balance of mortgage loans serviced for others	$516,008	$406,291
MSR as a percentage of serviced loans	1.88%	1.80%

The Company recognized servicing fees of $1.6 million and $997,000 during the three-month periods ending September 30, 2018 and 2017, respectively, and $4.0 million and $3.0 million during the nine-month periods ending September 30, 2018 and 2017, respectively, which includes revenues recognized at origination of new MSR, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of MSR as of September 30, 2018 and December 31, 2017:

	2018	2017

Constant prepayment rate	8.28%	9.00%
Discount rate	9.89%	9.45%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at September 30, 2018 and December 31, 2017 were as follows:

(In Thousands)		September 30, 2018	December 31, 2017
Aggregate portfolio principal balance		$516,008	$406,291
Weighted average rate of note		3.86%	3.77%

September 30, 2018	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	8.28%	21.26%	23.04%
Discount rate	9.89%	8.89%	7.89%
Fair value MSR	$9,695	$6,163	$5,896
Percentage of MSR	1.88%	1.19%	1.14%

December 31, 2017
Conditional prepayment rate	9.00%	23.33%	25.25%
Discount rate	9.45%	8.45%	7.45%
Fair value MSR	$7,305	$4,343	$4,109
Percentage of MSR	1.80%	1.07%	1.01%

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

9.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $300,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of both September 30, 2018 and December 31, 2017.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $15.2 million and $12.5 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the notional amount of interest rate swaps is made up of two variable to fixed rate swaps to a commercial loan customer totaling $7.6 million, and two fixed to variable rate swaps with a counterparty totaling $7.6 million. Changes in fair value from these four interest rate swaps offset each other in the first nine months of 2018. The Company recognized $70,000 in fee income related to interest rate swaps in the three and nine-month periods ending September 30, 2018 and recognized $10,000 and $26,000 in fee income in the three and nine-month periods ending September 30, 2017, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.70% as of September 30, 2018. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2018. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $1.0 million as of September 30, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $69.0 million and $43.6 million at September 30, 2018 and December 31, 2017, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2018 and December 31, 2017:

(In Thousands)	Asset Derivatives
		September 30, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$122	$77
Interest rate lock commitments	Other assets	1,117	873
Total		$1,239	$950

(In Thousands)	Liability Derivatives
		September 30, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$122	$77
Total		$122	$77
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three and nine-month periods ending September 30, 2018 and 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2018	2017	2018	2017
Interest rate contracts	Mortgage banking income	$138	($370)	$511	($482)
Interest rate lock commitments	Mortgage banking income	(281)	193	203	364
Total		($143)	($177)	$714	($118)
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of September 30, 2018 and December 31, 2017:

September 30, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$122	$—	$122	$—	$—	$122

Liability Derivatives
Interest rate swaps	$122	$—	$122	$—	$122	$—

December 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$77	$—	$77	$—	$—	$77

Liability Derivatives
Interest rate swaps	$77	$—	$77	$—	$77	$—

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the three-month periods ended September 30, 2018 and 2017, the Company recognized $31,000 and $34,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2018 and 2017, the Company recognized $139,000 and $100,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 11,427 and 12,423 shares from the exercise of stock options for the three and nine-month periods ended September 30, 2018, respectively. The Company received $195,000 cash for the stock option exercises in the three and nine months ended September 30, 2018. In the three months ended September 30, 2018, the Company net settled $74,000 for cashless stock option exercises. In the nine-month periods ended September 30, 2018, the Company net settled $130,000 for cashless stock option exercises. The Company withheld $154,000 and $227,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine-month periods ended September 30, 2018, respectively.
The Company issued zero and 12,789 shares, respectively, from the exercise of stock options in the three and nine-month periods ended September 30, 2017. The Company received zero cash for stock option exercises in the three and nine months ended September 30, 2017. In the three months ended September 30, 2017 the Company net settled $0 for cashless stock option exercises. In the nine months ended September 30, 2017 the Company net settled $862,000 for cashless stock option exercises. The Company withheld $0 and $1.0 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine months ended September 30, 2017.
There were no stock options granted in the three and nine months ended September 30, 2018.
There were 3,775 stock options granted in the three and nine months ended September 30, 2017.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2018 and 2017, the Company recognized $128,000 and $121,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2018 and 2017, the Company recognized $432,000 and $335,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three and nine-month periods ended September 30, 2018.
There were 2,337 restricted stock units granted in the three and nine-month periods ended September 30, 2017.

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
Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.
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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2018		December 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$70,179	$70,179	$77,841	$77,841
Investment securities available for sale	75,165	75,165	59,117	59,117
Marketable equity securities	6,035	6,035	—	—

Level 2 inputs:
Investment securities available for sale	189,028	189,028	253,633	253,633
Investment in Federal Home Loan Bank stock	2,103	2,103	2,115	2,115
Accrued interest receivable	4,787	4,787	4,385	4,385
Interest rate swaps	1,161	1,161	261	261

Level 3 inputs:
Loans and loans held for sale[1]	1,038,643	$1,006,152	999,445	1,001,346
Purchased receivables, net	12,706	12,706	22,231	22,231
Interest rate lock commitments	1,117	1,117	873	873
Mortgage servicing rights	9,695	9,695	7,305	7,305

Financial liabilities:
Level 2 inputs:
Deposits	$1,233,268	$1,231,850	$1,258,283	$1,257,670
Securities sold under repurchase agreements	32,429	32,429	27,746	27,746
Borrowings	7,282	6,901	7,362	7,308
Accrued interest payable	125	125	24	24
Interest rate swaps	122	122	77	77
Retail interest rate contracts	—	—	—	—
Level 3 inputs:
Junior subordinated debentures	10,310	10,001	10,310	9,856
1Carrying amount is net of unearned income. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and loans held for sale as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$205,832	$54,452	$151,380	$—
Municipal securities	11,843	—	11,843	—
Corporate bonds	40,516	20,713	19,803	—
Collateralized loan obligations	6,002	—	6,002	—
Total available for sale securities	$264,193	$75,165	$189,028	$—
Marketable equity securities	$6,035	$6,035	$—	$—
Total marketable equity securities	$6,035	$6,035	$—	$—
Interest rate swaps	$1,161	$—	$1,161	$—
Interest rate lock commitments	1,117	—	—	1,117
Mortgage servicing rights	9,695	—	—	9,695
Total other assets	$11,973	$—	$1,161	$10,812
Liabilities:
Interest rate swaps	$122	$—	$122	$—
Total other liabilities	$122	$—	$122	$—
December 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$249,461	$49,878	$199,583	$—
Municipal securities	14,421	—	14,421	—
Corporate bonds	37,132	3,508	33,624	—
Collateralized loan obligations	6,005	—	6,005	—
Total available for sale securities	$307,019	$53,386	$253,633	$—
Marketable equity securities	$5,731	$5,731	$—	$—
Total marketable securities	$5,731	$5,731	$—	$—
Interest rate swaps	$261	$—	$261	$—
Interest rate lock commitments	873	—	—	873
Mortgage servicing rights	7,305	—	—	7,305
Total other assets	$8,439	$—	$261	$8,178
Liabilities:
Interest rate swaps	$77	$—	$77	$—
Total other liabilities	$77	$—	$77	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2018 and 2017:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2018
Interest rate lock commitments	$1,417	($560)	$4,641	($4,381)	$1,117	$1,117
Mortgage servicing rights	8,733	(128)	1,090	—	9,695	—
Total	$10,150	($688)	$5,731	($4,381)	$10,812	$1,117
Three Months Ended September 30, 2017
Interest rate lock commitments	$1,337	($455)	$4,443	($3,817)	$1,508	$1,508
Mortgage servicing rights	5,828	(296)	649	—	6,181	—
Total	$7,165	($751)	$5,092	($3,817)	$7,689	$1,508

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2018
Interest rate lock commitments	$873	($1,562)	$14,125	($12,319)	$1,117	$1,117
Mortgage servicing rights	7,305	(272)	2,662	—	9,695	—
Total	$8,178	($1,834)	$16,787	($12,319)	$10,812	$1,117
Nine Months Ended September 30, 2017
Interest rate lock commitments	$1,137	($873)	$11,944	($10,700)	$1,508	$1,508
Mortgage servicing rights	4,157	(62)	2,086	—	6,181	—
Total	$5,294	($935)	$14,030	($10,700)	$7,689	$1,508

As of and for the periods ending September 30, 2018 and December 31, 2017, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Loans measured for impairment	$1,680	$—	$226	$1,454
Other assets - equity method investment	743	—	—	743
Total	$2,423	$—	$226	$2,197
December 31, 2017
Loans measured for impairment	$7,988	$—	$—	$7,988
Other real estate owned	3,927	—	—	3,927
Other assets - equity method investment	2,292	—	—	2,292
Total	$14,207	$—	$—	$14,207

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Loans measured for impairment	$299	$1,120	($594)	$900
Other real estate owned	—	74	—	340
Other operating expense - impairment of equity method investment	804	—	804	—
Total loss from nonrecurring measurements	$1,103	$1,194	$210	$1,240

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
September 30, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 65%
Interest rate lock commitment	External pricing model	Pull through rate	93.53%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.20% - 10.34%
		Discount rate	9.87% - 11.00%
December 31, 2017
Loans measured for impairment	In-house valuation of collateral	Discount rate	32% - 40%
	Discounted cash flow	Discount rate	14%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25% - 32%
Interest rate lock commitment	External pricing model	Pull through rate	93.05%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.94% - 11.34%
		Discount rate	9.42% - 10.05%

12.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2018, the Community Banking segment operated 14 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$15,923	$657	$16,580
Interest expense	565	196	761
Net interest income	15,358	461	15,819
Benefit for loan losses	—	—	—
Other operating income	2,770	5,903	8,673
Other operating expense	12,204	5,895	18,099
Income before provision for income taxes	5,924	469	6,393
Provision for income taxes	996	133	1,129
Net income attributable to Northrim BanCorp, Inc.	$4,928	$336	$5,264

	Three Months Ended September 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,953	$566	$15,519
Interest expense	388	214	602
Net interest income	14,565	352	14,917
Provision for loan losses	2,500	—	2,500
Other operating income	7,636	6,219	13,855
Compensation expense - RML acquisition payments	149	—	149
Other operating expense	12,252	5,290	17,542
Income before provision for income taxes	7,300	1,281	8,581
Provision for income taxes	2,452	528	2,980
Net income	4,848	753	5,601
Less: net income attributable to the noncontrolling interest	78	—	78
Net income attributable to Northrim BanCorp, Inc.	$4,770	$753	$5,523

	Nine Months Ended September 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$45,443	$1,527	$46,970
Interest expense	1,435	464	1,899
Net interest income	44,008	1,063	45,071
Benefit for loan losses	(300)	—	(300)
Other operating income	8,124	16,325	24,449
Other operating expense	36,319	15,181	51,500
Income before provision for income taxes	16,113	2,207	18,320
Provision for income taxes	2,537	627	3,164
Net income attributable to Northrim BanCorp, Inc.	$13,576	$1,580	$15,156

	Nine Months Ended September 30, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$43,550	$1,326	$44,876
Interest expense	1,483	399	1,882
Net interest income	42,067	927	42,994
Provision for loan losses	3,200	—	3,200
Other operating income	14,502	18,020	32,522
Compensation expense - RML acquisition payments	323	—	323
Other operating expense	37,158	15,335	52,493
Income before provision for income taxes	15,888	3,612	19,500
Provision for income taxes	4,745	1,491	6,236
Net income	11,143	2,121	13,264
Less: net income attributable to the noncontrolling interest	327	—	327
Net income attributable to Northrim BanCorp, Inc.	$10,816	$2,121	$12,937

September 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,421,407	$81,266	$1,502,673
Loans held for sale	$—	$56,636	$56,636

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,452,602	$65,994	$1,518,596
Loans held for sale	$—	$43,979	$43,979

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

Update on Economic Conditions
According to the Alaska Department of Labor and Workforce Development, Alaska is still losing ground on wages, but the losses are getting smaller. In the fourth quarter of 2017, wages contracted by 0.5%. In addition, the State of Alaska Department of Labor estimates that employment decreased by 0.6% in August of this year compared to August of 2017.
As was widely anticipated, the Federal Open Market Committee ("FOMC") increased the target federal funds rate in September of 2018 from 2.00% to 2.25%. This is the eighth increase since the Fed began normalizing policy in December 2015. Along with the rate increase, the FOMC continued to project one more hike before the end of 2018 and three in 2019.

Highlights and Summary of Performance - Three and Nine Month Periods ending September 30, 2018
The Company reported net income attributable to the Company and diluted earnings per share of $5.3 million and $0.75, respectively, for the third quarter of 2018 compared to net income attributable to the Company and diluted earnings per share of $5.5 million and $0.79, respectively, for the third quarter of 2017. This decrease in net income is primarily due to the $4.4 million gain on the sale of the Company's interest in Northrim Benefits Group, LLC ("NBG") that occurred in the third quarter of 2017. This decrease in revenue was partially offset by an increase in net interest income mostly due to increases in interest rates, a decrease in the provision for loan losses primarily due to improving qualitative factors in the Company's calculation of the Allowance, and a decrease in the provision for income taxes resulting from enacted federal tax legislation that lowered federal corporate tax rates effective January 1, 2018.
The Company reported net income attributable to the Company and diluted earnings per share of $15.2 million and $2.17, respectively, for the first nine months of 2018 compared to net income attributable to the Company and diluted earnings per share of $12.9 million and $1.85, respectively, for the same period in 2017. This increase in net income is primarily due to an increase in net interest income mostly due to increases in interest rates, a decrease in the provision for loan losses primarily due to improving qualitative factors in the Company's calculation of the Allowance, and a decrease in the provision for income taxes resulting from enacted federal tax legislation that lowered federal corporate tax rates effective January 1, 2018, and a decrease in other operating expense due to one-time costs associated with the core conversion that were incurred in 2017. These changes were only partially offset by the decrease in net income resulting from the sale of the Company's interest in NBG in 2017.
Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets	1.40%	1.44%	1.36%	1.15%
Return on average shareholders' equity	10.27%	11.25%	10.18%	9.02%
Dividend payout ratio	35.60%	27.88%	34.35%	34.51%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2018 decreased $4.7 million, or 17% to $24.0 million as compared to $28.7 million at December 31, 2017. Other real estate owned ("OREO"), net of government guarantees, increased $110,000 to $7.4 million at September 30, 2018 as compared to $7.3 million at December 31, 2017 as additions to OREO, which were comprised of four single-family mortgage properties, were only partially offset by sales of OREO during the period. Nonperforming loans, net of government guarantees decreased $4.8 million during the first nine months of 2018 as compared to December 31, 2017, primarily due to paydowns. Nonperforming purchased receivables were zero at both September 30, 2018 and December 31, 2017.

The following table summarizes OREO activity for the three and nine-month periods ending September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Balance, beginning of the period	$8,959	$4,315	$8,651	$6,574
Transfers from loans	—	—	535	167
Proceeds from the sale of other real estate owned	(336)	(950)	(612)	(3,265)
Gain on sale of other real estate owned, net	84	214	133	369
Impairment on other real estate owned	—	(74)	—	(340)
Balance at end of period	8,707	3,505	8,707	3,505
Government guarantees	(1,279)	—	(1,279)	—
Balance at end of period, net of government guarantees	$7,428	$3,505	$7,428	$3,505
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2018, management had identified potential problem loans of $15.2 million as compared to potential problem loans of $9.5 million at December 31, 2017. The increase in potential problem loans from December 31, 2017 to September 30, 2018 is primarily the result of the addition of nine commercial relationships totaling $9.6 million, net of pay downs of $3.9 million.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.3 million in loans classified as TDRs that were performing and $14.6 million in TDRs included in nonaccrual loans at September 30, 2018 for a total of approximately $17.9 million. At December 31, 2017 there were $7.6 million in loans classified as TDRs that were performing and $16.2 million in TDRs included in nonaccrual loans for a total of $23.8 million. The decrease in performing TDRs at September 30, 2018 is primarily the result of the payoff of two loans in the first nine months of 2018. The decrease in TDRs included in nonaccrual loans at September 30, 2018 is the result of pay downs in the first nine months of 2018, which were only partially offset by the restructuring of six loans within two relationships during the same period. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the third quarter of 2018 decreased $259,000, or 5%, to $5.3 million as compared to $5.5 million for the same period in 2017. Net income attributable to the Company for the first nine months of 2018 increased $2.2 million, or 17%, to $15.2 million compared to $12.9 million in the first nine months of 2017. Both periods included increases in net interest income and decreases in other operating income, the provision for loan losses, and the provision for income taxes.

Net Interest Income/Net Interest Margin
Net interest income for the third quarter of 2018 increased $902,000, or 6%, to $15.8 million as compared to $14.9 million for the third quarter in 2017. Net interest margin increased 41 basis points to 4.69% in the third quarter of 2018 as compared to 4.28% in the third quarter of 2017. Net interest income for the first nine months of 2018 increased $2.1 million, or 5%, to $45.1 million as compared to $43.0 million for the first nine months of 2017. Net interest margin increased 28 basis points to 4.49% in the first nine months of 2018 as compared to 4.21% in the same period in 2017. The increases in net interest income in both of these periods were primarily the result of higher interest income on loans and both long and short term investments compared to the same periods in 2017. Changes in net interest margin in both the quarter and nine months ended September 30, 2018 as compared to the same period in the prior year are detailed below:

Three Months Ended September 30, 2018 vs. September 30, 2017
Nonaccrual interest adjustments	—%
Interest rates and loan fees	0.44%
Volume and mix of interest-earning assets	(0.03)%
Change in NIM	0.41%

Nine Months Ended September 30, 2018 vs. September 30, 2017
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.28%
Volume and mix of interest-earning assets	0.01%
Change in NIM	0.28%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended September 30, 2018 and 2017:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2018	2017	$	%	2018	2017	$	%	2018	2017	Change
Loans[1,2]	$984,914	$1,003,751	($18,837)	(2)%	$14,352	$13,800	$552	4%	5.81%	5.49%	0.32%
Loans held for sale	54,792	57,346	(2,554)	(4)%	640	541	99	18%	4.64%	3.74%	0.90%

Short-term investments[3]	34,136	37,349	(3,213)	(9)%	169	118	51	43%	1.94%	1.24%	0.70%
Long-term investments[4]	264,377	284,806	(20,429)	(7)%	1,419	1,060	359	34%	2.29%	1.63%	0.66%
Total investments	298,513	322,155	(23,642)	(7)%	1,588	1,178	410	35%	2.24%	1.58%	0.66%
Interest-earning assets	1,338,219	1,383,252	(45,033)	(3)%	16,580	15,519	1,061	7%	4.97%	4.51%	0.46%
Nonearning assets	150,808	142,226	8,582	6%
Total	$1,489,027	$1,525,478	($36,451)	(2)%

Interest-bearing demand	$242,025	$235,515	$6,510	3%	$51	$19	$32	168%	0.08%	0.03%	0.05%
Savings deposits	237,838	251,921	(14,083)	(6)%	156	130	26	20%	0.26%	0.10%	0.16%
Money market deposits	217,593	234,618	(17,025)	(7)%	215	105	110	105%	0.39%	0.09%	0.30%
Time deposits	97,800	117,689	(19,889)	(17)%	173	175	(2)	(1)%	0.70%	0.58%	0.12%
Total interest-bearing deposits	795,256	839,743	(44,487)	(5)%	595	429	166	39%	0.30%	0.20%	0.10%
Borrowings	46,663	49,223	(2,560)	(5)%	166	173	(7)	(4)%	1.39%	1.36%	0.03%
Total interest-bearing liabilities	841,919	888,966	(47,047)	(5)%	761	602	159	26%	0.36%	0.27%	0.09%
Demand deposits and other noninterest-bearing liabilities	443,780	441,809	1,971	—%
Equity	203,328	194,703	8,625	4%
Total	$1,489,027	$1,525,478	($36,451)	(2)%
Net interest income					$15,819	$14,917	$902	6%
Net interest margin									4.69%	4.28%	0.41%
Average loans to average interest-earning assets	73.60%	72.56%
Average loans to average total deposits	80.47%	79.49%
Average non-interest deposits to average total deposits	35.03%	33.50%
Average interest-earning assets to average interest-bearing liabilities	158.95%	155.60%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $808,000 and $856,000 in the third quarter of 2018 and 2017, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $16.3 million and $21.4 million in the third quarter of 2018 and 2017, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2018 and 2017.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2018 vs. 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($210)	$762	$552
Loans held for sale	(23)	122	99
Short-term investments	(9)	60	51
Long-term investments	(77)	436	359
Total interest income	($319)	$1,380	$1,061

Interest Expense:
Interest-bearing deposits	($19)	$185	$166
Borrowings	(12)	5	(7)
Total interest expense	($31)	$190	$159

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the nine-month periods ended September 30, 2018 and 2017:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2018	2017	$	%	2018	2017	$	%	2018	2017	Change
Loans[1,2]	$968,225	$981,220	($12,995)	(1)%	$40,810	$39,908	$902	2%	5.66%	5.48%	0.18%
Loans held for sale	46,042	44,313	1,729	4%	1,481	1,272	209	16%	4.30%	3.84%	0.46%

Short-term investments[3]	39,335	28,827	10,508	36%	512	230	282	123%	1.72%	1.05%	0.67%
Long-term investments[4]	288,311	311,215	(22,904)	(7)%	4,167	3,466	701	20%	2.07%	1.63%	0.44%
Total investments	327,646	340,042	(12,396)	(4)%	4,679	3,696	983	27%	2.03%	1.58%	0.45%
Interest-earning assets	1,341,913	1,365,575	(23,662)	(2)%	46,970	44,876	2,094	5%	4.73%	4.46%	0.27%
Nonearning assets	146,006	142,507	3,499	2%
Total	$1,487,919	$1,508,082	($20,163)	(1)%

Interest-bearing demand	$242,646	$213,943	$28,703	13%	$108	$52	$56	108%	0.06%	0.03%	0.03%
Savings deposits	242,840	249,695	(6,855)	(3)%	405	390	15	4%	0.22%	0.10%	0.12%
Money market deposits	231,246	239,111	(7,865)	(3)%	476	311	165	53%	0.28%	0.09%	0.19%
Time deposits	97,607	127,379	(29,772)	(23)%	424	572	(148)	(26)%	0.58%	0.60%	(0.02)%
Total interest-bearing deposits	814,339	830,128	(15,789)	(2)%	1,413	1,325	88	7%	0.23%	0.21%	0.02%
Borrowings	45,943	51,247	(5,304)	(10)%	486	557	(71)	(13)%	1.39%	1.42%	(0.03)%
Total interest-bearing liabilities	860,282	881,375	(21,093)	(2)%	1,899	1,882	17	1%	0.29%	0.28%	0.01%
Demand deposits and other noninterest-bearing liabilities	428,575	434,905	(6,330)	(1)%
Equity	199,062	191,802	7,260	4%
Total	$1,487,919	$1,508,082	($20,163)	(1)%
Net interest income					$45,071	$42,994	$2,077	5%
Net interest margin									4.49%	4.21%	0.28%
Average loans to average interest-earning assets	72.15%	71.85%
Average loans to average total deposits	79.03%	78.73%
Average non-interest deposits to average total deposits	33.53%	33.39%
Average interest-earning assets to average interest-bearing liabilities	155.99%	154.94%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.1 million and $2.4 million in the first nine months of 2018 and 2017, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $18.1 million and $16.8 million in the first nine months of 2018 and 2017, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2018 and 2017.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2018 vs. 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	($282)	$1,184	$902
Loans held for sale	52	157	209
Short-term investments	103	179	282
Long-term investments	(263)	964	701
Total interest income	($390)	$2,484	$2,094

Interest Expense:
Interest-bearing deposits	($22)	$110	$88
Borrowings	(56)	(15)	(71)
Total interest expense	($78)	$95	$17

Provision for Loan Losses
The provision for loan losses was zero for the third quarter of 2018 and was a benefit of $300,000 for the nine-month period ending September 30, 2018. In the third quarter of 2018, the increase in portfolio loans that would normally result in an increase in the provision for loan losses was offset by an improvement in the qualitative factors that management utilizes in the calculation of the Allowance. Nonperforming loans, net of government guarantees were essentially flat during the third quarter of 2018 and adversely classified loans decreased $3.5 million to $29.7 million at September 30, 2018 from $33.2 million at the end of the second quarter of 2018. The benefit of $300,000 for the nine-month period ending September 30, 2018 is the result of the impact of improvement in the qualitative factors, which exceeded the impact of the increase in portfolio loans. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 121% at September 30, 2018 as compared to 100% at December 31, 2017.
The provision for loan losses for the three and nine-month periods ending September 30, 2017 was $2.5 million and $3.2 million, respectively. While adversely classified loans and delinquencies improved slightly during these periods, the Company's assessment of the severity of credit issues for the largest relationships in this subset of the loan portfolio worsened, which led to higher net charge-offs and an increase in the specific reserve in our allowance for loan losses in the third quarter of 2017.
See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.

Other Operating Income
Other operating income for the three-month period ended September 30, 2018, decreased $5.2 million, or 37%, to $8.7 million as compared to the same period in 2017 primarily due to the $4.4 million gain on the sale of the Company's interest in NBG that occurred in the third quarter of 2017, a $609,000 decrease in employee benefit plan income and an $316,000 decrease in mortgage banking income. Other operating income for the nine-month period ended September 30, 2018, decreased $8.1 million, or 25%, to $24.4 million as compared to the same period in 2017 primarily due to the $4.4 million gain on the sale of the Company's interest in NBG noted above, as well as a $2.5 million decrease in employee benefit plan income and a $1.7 million decrease in mortgage banking income. The decrease in employee benefit plan income in both periods resulted from the sale of the Company's interest in NBG in the third quarter of 2017. Decreased mortgage banking income was primarily the result of decreased volume and yield on mortgage loans sold for both periods.
Other Operating Expense
Other operating expense for the third quarter of 2018 increased $408,000, or 2%, to $18.1 million as compared to the same period in 2017 due to a $605,000, or 11%, increase in the Home Mortgage Lending segment that resulted primarily from an $804,000 writedown of the carrying value the Company's minority ownership interest in another mortgage origination business owned by RML. This increase was partially offset by a $197,000 decrease in other operating expenses in the Community Banking segment, which included a $149,000 decrease in compensation expense for earn out payments related to the acquisition of RML resulting from the decrease in net income from RML in 2018 as compared to 2017.
Other operating expense for the first nine months of 2018 decreased $1.3 million, or 2%, to $51.5 million as compared to the same period in 2017 due to a $1.2 million, or 3%, decrease in the Community Banking segment and a $154,000, or 1%, decrease in the Home Mortgage Lending segment. In the Community Banking segment, other operating expenses in 2017 included $943,000 of one-time costs related to the conversion of the Company's core system which occurred in May 2017. Compensation expense for earn out payments related to the acquisition of RML decreased $323,000 as a result of the decrease in net income from RML in 2018 as compared to 2017. Additionally, occupancy expense included a one-time technical correction that decreased depreciation expense by $670,000. These decreases were partially offset by increases of $296,000, $281,000, and $219,000, in data processing expense, employee group medical costs, and Company 401(k) match contributions to employees, respectively. The decrease in the expenses in the Home Mortgage Lending segment in the first nine months of 2018 compared to the same period in 2017 is primarily due to a reduction in salaries and benefit costs that resulted from a reduction of full time equivalent employees at RML, which was partially offset by the writedown of the carrying value of the Company's minority ownership interest in the mortgage origination business owned by RML noted above.
Income Taxes
The provision for income taxes for the three and nine-month periods ending September 30, 2018, decreased $1.9 million or 62%, and $3.1 million, or 49%, as compared to the same periods in 2017, primarily due to a decrease in the enacted federal corporate tax rate that was partially offset by an increase in pre-tax income. The effective tax rate for the three-month period ending September 30, 2018 decreased to 18% from 35%, and the effective tax rate for the nine-month period ending June 30, 2018 decreased to 17% from 32% compared to the same periods in 2017.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at September 30, 2018 decreased 14%, or $42.5 million, to $270.2 million from $312.8 million at December 31, 2017 as some proceeds from maturities and security calls were invested in portfolio loans in the first nine months of 2018. Additionally, deposits decreased during the same period.

The table below details portfolio investment balances by portfolio investment type:

	September 30, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$205,832	76.2%	$249,461	79.8%
Municipal securities	11,843	4.4%	14,421	4.6%
Corporate bonds	40,516	15.0%	37,132	11.9%
Collateralized loan obligations	6,002	2.2%	6,005	1.9%
Preferred stock	6,035	2.2%	5,731	1.8%
Total portfolio investments	$270,228		$312,750

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
Portfolio loans increased by $27.1 million, or 3%, to $982.0 million at September 30, 2018 from $955.0 million at December 31, 2017, primarily as a result of increased commercial loans and real estate term loans relating to non-owner occupied properties. This increase was partially offset by decreased real estate construction loans in the first nine months of 2018 due to the term out of construction projects that were completed in the first nine months of 2018. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 4% of portfolio loans at September 30, 2018 compared to 3% at December 31, 2017.
The following table details loan balances by loan type as of the dates indicated:

	September 30, 2018		December 31, 2017
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$333,132	33.9%	$313,514	32.8%
Real estate construction one-to-four family	36,119	3.7%	31,201	3.3%
Real estate construction other	61,857	6.3%	80,093	8.4%
Real estate term owner occupied	130,166	13.3%	132,042	13.8%
Real estate term non-owner occupied	340,820	34.6%	319,313	33.4%
Real estate term other	41,493	4.2%	40,411	4.2%
Consumer secured by 1st deeds of trust	20,202	2.1%	22,616	2.4%
Consumer other	22,573	2.3%	19,919	2.1%
Subtotal	$986,362		$959,109
Less: Unearned origination fee,
net of origination costs	(4,355)	(0.4)%	(4,156)	(0.4)%
Total loans	$982,007		$954,953

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $55.7 million, or approximately 6% of loans as of September 30, 2018 have direct exposure to the oil and gas industry as compared to $70.8 million, or approximately 7% of loans as of December 31, 2017. The Company has no loans to oil producers or exploration companies as of September 30, 2018 or December 31, 2017, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $8.0 million and $9.2 million at September 30, 2018 and December 31, 2017, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry was $38.5 million and $53.5 million at September 30, 2018 and December 31, 2017, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.2 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2018
AQR Pass	$35,645	$—	$—	$7,918	$7,485	$—	$—	$408	$51,456
AQR Special Mention	—	—	—	2,325	—	—	—	—	2,325
AQR Substandard	1,837	—	—	50	—	—	—	—	1,887
Total	$37,482	$—	$—	$10,293	$7,485	$—	$—	$408	$55,668
December 31, 2017
AQR Pass	$48,601	$—	$—	$9,731	$7,778	$—	$—	$435	$66,545
AQR Substandard	4,234	—	—	—	—	—	—	—	4,234
Total	$52,835	$—	$—	$9,731	$7,778	$—	$—	$435	$70,779

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

•
An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At September 30, 2018 and December 31, 2017, the unallocated allowance as a percentage of the total Allowance was 13% and 16%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$20,108	$20,061	$21,461	$19,697
Charge-offs:
Commercial	—	1,118	1,042	1,582
Real estate term other	—	—	—	5
Consumer secured by 1st deeds of trust	—	85	91	85
Consumer other	9	—	80	17
Total charge-offs	9	1,203	1,213	1,689
Recoveries:
Commercial	57	102	200	246
Real estate term other	1	—	3	—
Consumer secured by 1st deeds of trust	1	—	2	2
Consumer other	2	4	7	8
Total recoveries	61	106	212	256
Net, (recoveries) charge-offs	(52)	1,097	1,001	1,433
(Benefit) provision for loan losses	—	2,500	(300)	3,200
Balance at end of period	$20,160	$21,464	$20,160	$21,464
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $25.0 million to $1.233 billion at September 30, 2018 from $1.258 billion at December 31, 2017. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2018		December 31, 2017
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$450,409	36%	$414,686	33%
Interest-bearing demand	240,974	20%	252,009	20%
Savings deposits	233,611	19%	247,458	20%
Money market deposits	208,614	17%	243,603	19%
Time deposits	99,660	8%	100,527	8%
Total deposits	$1,233,268		$1,258,283
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% of total deposits at both September 30, 2018 and December 31, 2017.
The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2018, the Company had $99.7 million in certificates of deposit as compared to certificates of deposit of $100.5 million at December 31, 2017. At September 30, 2018, $55.6 million, or 56%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $66.0 million, or 66%, of total certificates of deposit at December 31, 2017. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2018 and December 31, 2017, was $62.7 million and

$61.4 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2018:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$8,284	13%
Over 3 through 6 months	7,811	12%
Over 6 through 12 months	17,152	27%
Over 12 months	29,458	48%
Total	$62,705	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2018 or December 31, 2017.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2018, our maximum borrowing line from the FHLB was $669.3 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.3 million as of September 30, 2018 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $83.8 million of loans as collateral to secure advances made through the discount window on September 30, 2018. There were no discount window advances outstanding at September 30, 2018 or December 31, 2017.

Other Short-term Borrowings: Securities sold under agreements to repurchase were $32.4 million and $27.7 million, respectively, for September 30, 2018 and December 31, 2017. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending September 30, 2018 and 2017 was $29.1 million and $28.9 million, respectively, and $28.3 million and $28.4 million, respectively, in the nine-month periods ending September 30, 2018 and 2017. The maximum outstanding at any month-end was $32.4 million and $31.1 million, respectively, during the same three-month periods ending September 30, 2018 and 2017 and $32.4 and $31.8 million, respectively, for the nine-month periods ending September 30, 2018 and 2017. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $225.4 million and $225.8 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of September 30, 2018 or December 31, 2017.

Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2018.
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2018 were $265.8 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2018 were $1.233 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used in operating activities was $2.2 million for the first nine months of 2018 primarily due to a decrease in other liabilities as the Company funded prior commitments to invest in low income housing tax credit partnerships and cash used in connection with the origination of loans held for sale being only partially offset by proceeds from the sale of loans held for sale. Net cash provided by investing activities was $19.9 million for the same period, primarily due to proceeds from maturities of investment securities, which were only partially offset by cash invested into portfolio loans and purchases of new investment securities. Net cash used in financing activities in the same period was $25.4 million, primarily due to a decrease in deposits.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2018, our funds available for borrowing under our existing lines of credit were $744.4 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 12,423 shares of its common stock in the first nine months of 2018 and did not repurchase any shares of its common stock under the Company's publicly announced repurchase program. At September 30, 2018, the Company had 6,884,386 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2018, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2018 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2018, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both September 30, 2018 and December 31, 2017, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2018
Total risk-based capital	8.00%	10.00%	16.58%	14.36%
Tier 1 risk-based capital	6.00%	8.00%	15.33%	13.11%
Common equity tier 1 capital	4.50%	6.50%	14.58%	13.11%
Leverage ratio	4.00%	5.00%	13.41%	11.48%
December 31, 2017
Total risk-based capital	8.00%	10.00%	15.90%	14.08%
Tier 1 risk-based capital	6.00%	8.00%	14.65%	12.83%
Common equity tier 1 capital	4.50%	6.50%	13.89%	12.83%
Leverage ratio	4.00%	5.00%	12.41%	10.87%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of September 30, 2018 and December 31, 2017, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $265.8 million and $291.5 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $69.0 million and $43.6 million, as of September 30, 2018 and December 31, 2017, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $131,000 and $152,000 at September 30, 2018 and December 31, 2017 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to planned improvements to the Company's corporate office building, a new branch, and other branch improvements. At September 30, 2018 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2018 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2018, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors have not materially changed as of September 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the nine-month period ending September 30, 2018.

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
NORTHRIM BANCORP, INC.

November 7, 2018	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 7, 2018	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)