Form 10-K
period 2018-12-31
NORTHRIM BANCORP INC
filed 2019-03-13
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $267,274,985.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,879,902 shares of Common Stock, $1.00 par value, as of March 12, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 23, 2019, are incorporated by reference into Part III of this Form 10-K.

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
General
We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.2 billion in total deposits and $1.5 billion in total assets at December 31, 2018.  Through our fifteen banking branches and twelve mortgage origination offices, we are accessible to approximately 90% of the Alaska population.
The Company has three direct wholly-owned subsidiaries:

•
Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has fifteen branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, and one in Eagle River.  We also operate a commercial loan production office in Soldotna.We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

•
Northrim Investment Services Company (“NISC”) was formed in November 2002. In the first quarter of 2006, through NISC, we purchased an equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, in which we hold 24% of PWA's total outstanding equity interests. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company;

•	Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.
The Bank has three direct wholly-owned subsidiaries:

•
Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has twelve offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focused on the sale and servicing of employee benefit plans. In August 2017, the Company sold all of its interest in the assets of NBG.

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
Business Strategy
The Company’s primary objective is to become Alaska's most trusted financial institution by adding value for our customers, communities, and shareholders. We aspire to be Alaska's premier bank and employer of choice as a leader in financial expertise, products, and services. We value our state, and we are proud to be Alaskan. We embody Alaska's frontier spirit and values, and we support our communities. We have a sincere appreciation for our customers, and we strive to deliver superior customer first service that is reliable, ethical, and secure. We look for growth opportunities for our customers, our institution, and our employees.
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
Management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  We have also dedicated additional resources to our small business lending operations and have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  While we expect that opportunities for growth in 2019 will be muted mainly due to the lower oil prices compared to pre-2014 levels, which has led to a slower economy in Alaska, we believe that these strategies will continue to benefit the Company, and we intend to grow our balance sheet through increasing our market share. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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
In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  Over the last several years, the Company has allocated more resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio, and to develop strategies to improve or collect our existing loans.  Continued success in maintaining or further improving the credit quality of our loan portfolio and managing our level of other real estate owned is a significant aspect of the Company’s strategy for attaining sustainable, long-term market growth to produce increased shareholder value.
Employees
We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  The Company continues to enhance our company-wide employee training program which focuses on Northrim culture, Customer First Service, general sales skills, and various technical areas.
We consider our relations with our employees to be highly satisfactory.  We had 430 full-time equivalent employees at December 31, 2018. None of our employees are covered by a collective bargaining agreement.  Of the 430 full-time equivalent employees, 320 were Community Banking employees and 110 were Home Mortgage Lending employees.
Products and Services
Community Banking
Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Southeast Alaska.  (See “Loans” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2019, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
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
Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Consumer Online Banking, Mobile App and Mobile Deposit, Mobile Web and Text Banking, Business Online Banking,

Business Mobile App and Business Mobile Deposit, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, instantly issued debit cards at account opening, home equity advantage access card, telebanking, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours and commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer to peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs to meet the specialized needs of business customers, annuity products, and long term investment portfolios.
Other Services Provided Through Affiliates and Former Affiliates Whom We Continue To Work With:  Prior to August of 2017, the Company sold and serviced employee benefit plans for small and medium sized businesses in Alaska through NBG, an insurance brokerage company.  In August 2017, we sold our interest in the assets of NBG, but we have continued our relationship with Acrisure, LLC, who purchased the assets of NBG, through an ongoing referral agreement. Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska.  We plan to continue to leverage these affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 6, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in one specialized industry. We estimate that as of December 31, 2018 approximately 6% of portfolio loans have direct exposure to the oil and gas industry in Alaska. Additionally, approximately 40% of our loan portfolio at December 31, 2018 is attributable to 27 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are somewhat dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lessor extent, the Kenai Peninsula.
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
Alaska Economy
Our growth and operations depend upon the economic conditions of Alaska and the specific markets we serve.  Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the northern hemisphere, and Anchorage has become a worldwide air cargo and transportation link between the United States and international business in Asia and Europe.  The economy of Alaska is dependent upon natural resource industries.  Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, and construction industries, as well as health services.
The oil industry plays a significant role in the economy of Alaska, and revenues for the State of Alaska are sensitive to the volatility in oil prices.  According to the State of Alaska Department of Revenue, in 2018 approximately 80% of the unrestricted revenues that funded the Alaska state government in the fiscal year ending June 30, 2018 were generated through various taxes and royalties on the oil industry. This is up from approximately 65% in 2017 and 72% in 2016 due to an increase in the price of oil compared to these periods but is still below historical levels. In 2016 and 2017, following a decrease in the price of oil in 2014 and 2015, the State of Alaska used savings from previous years to fund its budget deficits. As oil prices have stabilized at current levels, we believe the level of revenues to support current state government spending continues to be a serious concern. If oil prices remain at their current relatively low levels in the longer term, we anticipate it will be a concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility in the short-term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short-term price volatility. While we believe that subcontractors who provide oil field services and transportation for the large, multi-national companies that produce oil in Alaska experienced a slowdown in revenues in 2017 and 2016 as a result of the decrease in prices, we are encouraged by recent announcements by several oil exploration companies announcing new oil fields on the North Slope and increased exploration activity in 2018 that could lead to future increases in oil production over time.
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term.  Some of these projects include copper, gold and molybdenum production at the Donlin mine and continued exploration in the National Petroleum Reserve Alaska and potential oil exploration in the Arctic National Wildlife Refuge. Because of their size, we believe each of these projects faces tremendous challenges.  We believe contentious political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if they are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will probably continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
Prior to the decline in oil prices that began in 2014, Alaska's economy had been stronger relative to many other states in the nation, due largely to a natural resources based economy which has benefited from high commodity and energy prices.  As of December 31, 2018, Alaska's Constitutional Budget Reserve was $1.7 billion and the Alaska Permanent Fund had a balance of $61.8 billion.  The Alaska Permanent Fund pays an annual dividend to every eligible Alaskan citizen.  According to a January 18, 2019 press release from the Alaska Department of Labor and Workforce Development, the seasonally adjusted unemployment rates in the United States and Alaska were 6.3% and 3.9%, respectively, in December 2018. Prior to November 2014, the unemployment rate in Alaska had been lower than that of the United States as a whole since 2009.  As general economic conditions in the United States have recovered over the past several years and oil prices have significantly declined, Alaska's unemployment rate now exceeds that of the United States as a whole.  The Alaska Department of Labor predicts a recovery of 1,400 jobs, or an approximately 0.4% increase in total employment in 2019, following job losses of  approximately 0.7% of total employment in 2018 and 1.3% in 2017. While it is an improvement compared to job losses in the last 2 years, the most recent budget proposal by the Governor may result in uncertainty in job growth. The Company anticipates these factors will have an impact on our ability to grow organically in the next few years.
We believe our exposure to the tourism industry, which increased following our acquisition of Alaska Pacific Bancshares, Inc. ("Alaska Pacific") in Southeast Alaska in 2014, diversifies the Company's customer base. We believe this helps mitigate the effect that the decline in natural resource industries, specifically the oil industry, in Alaska has had on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists visited Southeast Alaska in recent years.
A material portion of our loans at December 31, 2018, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. Twenty-nine percent of our revenue in 2018 was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 30% and 36% in 2017 and 2016, respectively.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2018, $342.4 million, or 35%, of our loan portfolio was represented by commercial loans in Alaska.
Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,600 per eligible resident in 2018 for an aggregate distribution of approximately $726 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 44% share of total deposits held in banks and credit unions in the state as of June 30, 2018.  Changes in credit union regulations have eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted via a computer or wireless device, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives.  However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Superior Customer First Service”. We also compete with full service investment firms for non-bank financial products and services offered by PWA and through retail investment advisory services and annuity investment products that we offer through a third-party vendor.
Currently, there are seven commercial banks operating in Alaska.  At June 30, 2018, the date of the most recently available information, Northrim Bank had approximately an 11% share of the Alaska commercial bank deposits, 15% in the Anchorage area, 14% in Juneau, 12% in Sitka, 11% in Matanuska-Susitna, 6% in Fairbanks, and 5% in Ketchikan.
The following table sets forth market share data for the commercial banks and credit unions having a presence in Alaska as of June 30, 2018, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank(1)	14(3)	$1,222,336	6%	11%
Wells Fargo Bank Alaska(1)	47	5,977,132	28%	50%
First National Bank Alaska(1)	28	2,413,401	11%	20%
Key Bank(1)	15	1,206,420	6%	10%
First Bank(1)	9	504,670	2%	4%
Mt. McKinley Bank(1)	5	324,165	2%	3%
Denali State Bank(1)	5	260,068	1%	2%
Total bank branches	123	$11,908,192	56%	100%
Credit unions(2)	98	$9,278,777	44%	NA
Total financial institution branches	221	$21,186,969	100%	100%
 (1) FDIC Summary of Deposits as of June 30, 2018.
 (2) SNL Financial Deposit Market Share Summary as of June 30, 2018.
 (3) Additional branch opened subsequent to June 30, 2018.

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
The Trump administration and various members of Congress from time to time have expressed a desire to modify or repeal parts of the Dodd-Frank Act. We cannot predict whether any modification or repeal will be enacted or, if so, any effect they would have on our business, operation or financial condition or on the financial services industry in general.
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
The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution's total Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset's risk-

weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution's capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to have a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Both the Company and the Bank were required to begin compliance with the Rules on January 1, 2015. The conservation buffer started to be phased in beginning in 2016 took full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
Following the enactment of certain federal legislation in 2018, the federal banking regulators (including the FDIC and FRB) have proposed a rule intended to simplify capital rules for certain community banks and their holding companies. Qualifying community banking organizations could elect to be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a community bank leverage ratio of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and deferred tax assets). The community bank leverage ratio would generally be the ratio of the organization's total bank equity capital to average assets, subject to certain adjustments. The intent of the proposal is to simplify but not weaken capital requirements for qualifying community banks.
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
Management intends to maintain capital ratios for the Bank in 2019 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for the Bank primarily because the trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  The Company redeemed $8 million trust preferred securities in August 2017. As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2018 and 2017, respectively, which explains most of the difference in the capital ratios for the two entities.
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
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA PATRIOT Act requires the Company and the Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA PATRIOT Act as in effect on December 31, 2018.

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
We are operating in an uncertain economic environment. The decrease in the price of oil which began in 2014 has led to a significant deficit in the budget for the State of Alaska, and we believe that absent action by the Alaska state legislature, these deficits are expected to exhaust cash savings of the state in the near term. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant writedowns of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
If these conditions or similar ones develop, we could experience adverse effects on our financial condition and results of operations.

Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2018, approximately 73% of the Bank’s loans are secured by real estate and 2% are unsecured. Approximately 25% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon our business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our financial condition and results of operation.
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
     Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Since December 2015, the RB has increased short-term interest rates eight times and may consider additional rate increases in 2019. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.  Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.  Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.
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

Certain provisions of these new rules have phase-in periods, including a 2.5% conservation buffer, which began to be phased-in in 2016 and took full effect on January 1, 2019. Further, regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers have been utilized more frequently in recent years due to the serious national economic conditions that faced the financial system in late 2008 and early 2009.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.
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
Our information systems or those of our third party vendors may be subject to an interruption or breach in security, including as a result of cyber attacks.
The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, breaches, unauthorized access, misuse, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our business requires the collection and retention of large volumes of customer data, including payment card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In light of several recent high-profile data breaches involving customer personal and financial information, we believe the potential impact of a cyber security incident involving the Company, any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers;  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; require significant management attention and resources to remedy the damages that result; or harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our financial condition and results of operations.
A failure in or breach of the Company's operational systems, information systems, or infrastructure, or those of the Company's third party vendors and other service providers,may result in financial losses, or loss of customers.
The Company relies heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including the processing of sensitive consumer and business customer data, internet connections, and network access. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of many of our customers. These third parties with which the Company does business or that facilitate our business activities, including exchanges, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints. Although the Company has implemented safeguards and business continuity plans, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses or loss of customers.
Our business is highly reliant on third party vendor.
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
Certain hedging strategies that we use to mange interest rate risk may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
We use derivative instruments to economically hedge the interest rate risk in our residential mortgage loan commitments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact our financial condition and results of operations.
Our loan loss allowance may not be adequate to cover future loan losses, which may adversely affect our earnings.
We have established a reserve for probable losses we expect to incur in connection with loans in our credit portfolio. This allowance reflects our estimate of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding.  Our determination of the amount of loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates; these factors may not be adequate predictors of future loan performance.  Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur.  If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition.  Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our financial condition and results of operations.
We have a significant concentration in real estate lending. A downturn in real estate within our markets would have a negative impact on our results of operations.
Approximately 73% of the Bank’s loan portfolio at December 31, 2018 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impacted residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 50% of the Bank’s loan portfolio at December 31, 2018 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2018, the Bank held $8.0 million of OREO properties, most of which relate to a commercial real estate loan.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO writedowns, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and writedown the carrying value of the properties if the results of our evaluations require it.  Further writedowns on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
Natural disasters and adverse weather could negatively affect real estate property values and Bank operations.
Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, located in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lessor extent, the Kenai Peninsula. Real estate is also utilized as collateral for many of our loans. A natural disaster could cause property values to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact collateral values, which would increase our exposure to loan defaults. Our business operations could also suffer to the extent the Bank cannot utilize its branch network due to a natural disaster or other weather-related damage.
Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.
Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Since December 2015, the FRB has increased short-term interest rates eight times and may consider additional increases in 2019. We cannot predict the nature or impact of future changes in monetary and fiscal policies.
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
Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits and borrowings).  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.  All of those factors affect the Bank’s ability to pay dividends to the Company. In 2016, a requirement to have a capital conservation buffer started to be phased in and this requirement, which went into full effect on January 1, 2019 could adversely affect the Bank's ability to pay dividends.
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
There can be no assurance that the Company will continue to declare cash dividends or repurchase stock.
During 2018, the Company repurchased 15,468 shares of common stock at an average price of $31.90 per share under its previously announced share repurchase program. The Company also paid cash dividends of $1.02 per diluted share in 2018. On February 28, 2019, the Board of Directors approved payment of a $0.30 per share dividend on the Company’s outstanding shares.
Whether we continue, and the amount and timing of, such dividends and/or stock repurchases is subject to capital availability and periodic determinations by our Board. The Company continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future dividends and share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.
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
We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; Michael Martin, our Executive Vice President, General Counsel and Corporate Secretary; and Jed W. Ballard, our Executive Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Schierhorn, Martin, and Ballard in the amounts of $2 million each, we may not be able to timely replace Mr. Schierhorn, Mr. Martin, or Mr. Ballard with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of our allowance for loan losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially affect our financial condition and results of operations.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 9170 Jewel Lake Road Suite 101, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Loan Production Office 44296 Sterling Highway, Suite 1, Soldotna, AK	Loan production	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned

The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Eagle River Office 11901 Business Boulevard, #203, Eagle River, AK	Leased
Fairbanks Office 308 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Fairbanks Northrim Office 360 Merhar Avenue, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 202, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Soldotna Office 44296 Sterling Highway, #1, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.”    At March 12, 2019, the number of shareholders of record of our common stock was 246. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2018
	High	$36.05	$40.45	$45.35	$43.00
	Low	$32.80	$34.05	$38.80	$30.70
2017
	High	$32.40	$32.55	$35.35	$37.90
	Low	$27.50	$29.25	$26.45	$32.50

In 2018, we paid cash dividends of $0.24 per share in the first and second quarters and $0.27 per share in the third and fourth quarters.  In 2017, we paid cash dividends of $0.21 per share in the first and second quarters and $0.22 per share in the third and fourth quarters.  Cash dividends totaled $7.1 million, $6.0 million, and $5.4 million in 2018, 2017, and 2016, respectively.  On February 28, 2019, the Board of Directors approved payment of a $0.30 per share cash dividend on March 22, 2019, to shareholders of record on March 14, 2019.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized”; the Company expects to receive dividends from the Bank in 2019. Beginning in 2016, a requirement to have a capital conservation buffer began to be phased in and is now in full effect, and this requirement could adversely affect the Bank's ability to pay dividends. See "Item 1 Business - Supervision and Regulation" in this report.
Repurchase of Securities
At December, 31, 2018, there are 153,433 shares available under the stock repurchase program. The Company repurchased 15,468 shares in 2018 and 58,341 shares in 2017. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares.

Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2018. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	222,447	$19.26	176,199
Total	222,447	$19.26	176,199
[1]Consists of the Company's 2017 Stock Incentive Plan, which replaced the 2014 Stock Incentive Plan (the "2014 Plan")
[2] Includes 129,933 options awarded under the 2014 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2013, and ending December 31, 2018.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2013, and that all dividends were reinvested.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/13/16	12/31/17	12/31/18
Northrim BanCorp, Inc.	100.00	102.77	107.11	131.15	144.42	144.01
Russell 3000	100.00	112.56	113.1	127.50	154.44	146.34
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2018	2017	2016	2015	2014	2013	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$61,208	$57,678	$56,357	$56,909	$52,293	$44,034	7%
Provision (benefit) for loan losses	(500)	3,200	2,298	1,754	(636)	(635)	NM
Other operating income	32,167	40,474	43,263	44,608	20,034	12,886	20%
Compensation expense, RML acquisition payments	—	130	4,775	4,094	—	—	NM
Other operating expense	69,800	71,023	71,505	68,551	46,923	38,897	12%
Income before provision for income taxes	$24,075	$23,799	$21,042	$27,118	$26,040	$18,658	5%
Provision for income taxes	4,071	10,321	6,052	8,784	8,173	6,246	(8)%
Net Income	20,004	13,478	14,990	18,334	17,867	12,412	10%
Less: Net income attributable to
noncontrolling interest	—	327	579	551	459	87	NM
Net income attributable to Northrim Bancorp, Inc.	$20,004	$13,151	$14,411	$17,783	$17,408	$12,325	10%

Year End Balance Sheet
Assets	$1,502,988	$1,518,596	$1,525,851	$1,498,691	$1,448,327	$1,213,740	4%
Portfolio loans	984,346	954,953	974,074	979,682	923,122	768,750	5%
Deposits	1,228,088	1,258,283	1,267,653	1,240,792	1,179,747	1,003,723	4%
Securities sold under repurchase agreements	34,278	27,746	27,607	31,420	19,843	21,143	10%
Borrowings	7,241	7,362	4,338	2,120	26,304	6,527	2%
Junior subordinated debentures	10,310	10,310	18,558	18,558	18,558	18,558	(11)%
Shareholders' equity	205,947	192,802	186,712	177,214	164,441	144,318	7%
Common shares outstanding	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652	1%

Average Balance Sheet
Assets	$1,493,385	$1,511,052	$1,506,522	$1,480,913	$1,335,929	$1,156,500	5%
Earning assets	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268	5%
Portfolio loans	971,548	981,001	976,613	968,752	893,031	734,427	6%
Deposits	1,227,272	1,248,333	1,250,243	1,219,445	1,111,594	953,925	5%
Securities sold under repurchase agreements	29,940	29,690	27,322	24,447	20,909	19,454	9%
Borrowings	7,309	5,767	4,215	14,552	4,697	6,130	4%
Junior subordinated debentures	10,310	15,066	18,558	18,558	18,558	18,558	(11)%
Shareholders' equity	201,022	193,129	181,628	169,802	155,591	140,924	7%
Basic common shares outstanding	6,877,573	6,889,621	6,883,663	6,859,209	6,761,328	6,518,772	1%
Diluted common shares outstanding	6,981,557	6,977,910	6,974,864	6,948,474	6,852,267	6,609,950	1%

Per Common Share Data
Basic earnings	$2.91	$1.91	$2.09	$2.59	$2.57	$1.89	9%
Diluted earnings	$2.86	$1.88	$2.06	$2.56	$2.54	$1.87	9%
Book value per share	$29.92	$28.06	$27.07	$25.77	$23.99	$22.07	6%
Tangible book value per share(2)	$27.57	$25.70	$24.70	$22.31	$20.48	$20.86	6%
Cash dividends per share	$1.02	$0.86	$0.78	$0.74	$0.70	$0.64	10%

	Years Ended December 31,
	2018	2017	2016	2015	2014	2013	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.34%	0.87%	0.96%	1.20%	1.30%	1.07%	5%
Return on average equity	9.95%	6.81%	7.93%	10.47%	11.19%	8.75%	3%
Equity/assets	13.70%	12.70%	12.24%	11.82%	11.35%	11.89%	3%
Tangible common equity/tangible assets(3)	12.76%	11.75%	11.29%	10.40%	9.86%	11.31%	2%
Net interest margin	4.55%	4.22%	4.14%	4.27%	4.31%	4.23%	1%
Net interest margin (tax equivalent)(4)	4.60%	4.28%	4.20%	4.32%	4.36%	4.29%	1%
Non-interest income/total revenue	34.45%	41.24%	43.43%	43.94%	27.70%	22.64%	9%
Efficiency ratio (5)	74.68%	72.39%	76.44%	71.31%	64.48%	67.94%	2%
Dividend payout ratio	35.08%	45.44%	37.59%	28.81%	27.40%	34.18%	1%

Asset Quality
Nonperforming loans, net of government guarantees	$14,694	$21,411	$12,936	$2,125	$3,496	$1,814	52%
Nonperforming assets, net of government guarantees	22,619	28,729	19,315	5,178	7,231	4,216	40%
Nonperforming loans/portfolio loans, net of government guarantees	1.49%	2.24%	1.33%	0.22%	0.38%	0.24%	44%
Net charge-offs (recoveries)/average loans	0.15%	0.15%	0.08%	0.03%	(0.12)%	(0.07)%	NM
Allowance for loan losses/portfolio loans	1.98%	2.25%	2.02%	1.85%	1.81%	2.11%	(1)%
Nonperforming assets/assets, net of government guarantees	1.50%	1.89%	1.27%	0.35%	0.50%	0.35%	34%

Other Data
Effective tax rate (6)	17%	43%	29%	32%	31%	33%	(12)%
Number of banking offices(7)	16	14	14	14	14	10	10%
Number of employees (FTE) (8)	430	429	451	441	426	269	10%
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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2018 and 41.11% in all other years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.

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
6The Company’s 2017 results included the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.  The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate reduction from 35% to 21%.  In 2017, the Company applied the newly enacted corporate federal income tax rate of 21%, reducing the value of the Company's net deferred tax asset, resulting in approximately a $2.7 million increase in tax expense.  In 2018, the Company finalized changes related to the reduction in the federal tax rate which resulted in a $470,000 reduction in tax expense.
7Number of banking offices includes 15 full service branches and 1 loan production office. Does not include RML locations.
8FTE includes 320 employees of the Bank and 110 employees of RML in 2018, 314 employees of the Bank and 115 employees of RML in 2017, 304 employees of the Bank, 130 employees of RML, and 17 employees of NBG in 2016, 303 employees of the Bank, 124 employees of RML, and 14 employees of NBG in 2015, 294 employees of the Bank, 117 employees of RML, and 15 employees of NBG in 2014, and 256 employees of the Bank and 13 employees of NBG in 2013.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders'  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2018	2017	2016	2015	2014	2013
Total shareholders' equity	$205,947	$192,802	$186,712	$177,214	$164,441	$144,318
Total assets	1,502,988	1,518,596	1,525,851	1,498,691	1,448,327	1,213,740
Total shareholders' equity to total assets ratio	13.70%	12.70%	12.24%	11.82%	11.35%	11.89%

(In Thousands)	2018	2017	2016	2015	2014	2013
Total shareholders' equity	$205,947	$192,802	$186,712	$177,214	$164,441	$144,318
Less: goodwill and other intangible assets, net	16,154	16,224	16,324	23,776	24,035	7,942
Tangible common shareholders' equity	$189,793	$176,578	$170,388	$153,438	$140,406	$136,376
Total assets	$1,502,988	$1,518,596	$1,525,851	$1,498,691	$1,448,327	$1,213,740
Less: goodwill and other intangible assets, net	16,154	16,224	16,324	23,776	24,035	7,942
Tangible assets	$1,486,834	$1,502,372	$1,509,527	$1,474,915	$1,424,292	$1,205,798
Tangible common equity to tangible assets ratio	12.76%	11.75%	11.29%	10.40%	9.86%	11.31%
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2018	2017	2016	2015	2014	2013
Total shareholders' equity	$205,947	$192,802	$186,712	$177,214	$164,441	$144,318
Divided by common shares outstanding	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652
Book value per share	$29.92	$28.06	$27.07	$25.77	$23.99	$22.07

(In thousands, except per share data)	2018	2017	2016	2015	2014	2013
Total shareholders' equity	$205,947	$192,802	$186,712	$177,214	$164,441	$144,318
Less: goodwill and intangible assets, net	16,154	16,224	16,324	23,776	24,035	7,942
	$189,793	$176,578	$170,388	$153,438	$140,406	$136,376
Divided by common shares outstanding	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189	6,537,652
Tangible book value per share	$27.57	$25.70	$24.70	$22.31	$20.48	$20.86

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2018	2017	2016	2015	2014	2013
Net interest income(9)	$61,208	$57,678	$56,357	$56,909	$52,293	$44,034
Divided by average interest-bearing assets	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268
Net interest margin	4.55%	4.22%	4.14%	4.27%	4.31%	4.23%

(In Thousands)	2018	2017	2016	2015	2014	2013
Net interest income(9)	$61,208	$57,678	$56,357	$56,909	$52,293	$44,034
Plus: reduction in tax expense related to
tax-exempt interest income	726	872	808	722	583	585
	$61,934	$58,550	$57,165	$57,631	$52,876	$44,619
Divided by average interest-bearing assets	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291	1,041,268
Tax-equivalent net interest margin	4.60%	4.28%	4.20%	4.32%	4.36%	4.29%

Calculation of efficiency ratio

(In Thousands)	2018	2017	2016	2015	2014	2013
Net interest income(9)	$61,208	$57,678	$56,357	$56,909	$52,293	$44,034
Other operating income	32,167	40,474	43,263	44,608	20,034	12,886
Total revenue	93,375	98,152	99,620	101,517	72,327	56,920
Other operating expense	69,800	71,153	76,280	72,645	46,923	38,897
Less intangible asset amortization	70	100	135	258	289	228
Adjusted other operating expense	$69,730	$71,053	$76,145	$72,387	$46,634	$38,669
Efficiency ratio	74.68%	72.39%	76.44%	71.31%	64.48%	67.94%

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
ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2018, 2017 and 2016 included in Item 8 of this report.

This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
Net income attributable to the Company increased 52% to $20.0 million or $2.86 per diluted share for the year ended December 31, 2018, from $13.2 million, or $1.88 per diluted share, for the year ended December 31, 2017. Significant items contributing to the increase in 2018 compared to 2017 were:

•	an increase in net interest income due to increases in interest rates

•	a decrease in the provision for income taxes due to a lower federal corporate income tax rate in 2018 arising from the Tax Cuts Jobs Act, and

•	a decrease in the provision for loan losses primarily resulting from improvements in credit quality.

The following are other significant items for the year ended December 31, 2018:

•
Total revenues, which include net interest income plus other operating income, decreased 5% to $93.4 million in 2018 from $98.2 million in 2017 and decreased 6% from $99.6 million in 2016. This decrease mainly reflects decreased mortgage banking income and employee benefit plan income, as well as the fact that the company recognized a gain on the sale of NBG in 2017. These declines were partially offset by an increase in net interest income, a one-time immaterial gain on commercial servicing rights, and increases in purchased receivable income and bankcard fees.

•
The net interest margin increased to 4.55% in 2018 from 4.22% in 2017 and 4.14% in 2016 despite a decline in average loans to $971.5 million in 2018 compared to $981.0 million in 2017 and $976.6 million in 2016. This increase is primarily the result of increases in interest rates as the Company's interest-earning assets have repriced faster than interest-bearing liabilities.

•
The provision for loan losses decreased in 2018 to a benefit of $500,000 from provisions of $3.2 million in 2017 and $2.3 million in 2016. Our nonperforming loans, net of government guarantees, decreased to $14.7 million at the end of 2018 compared to $21.4 million at the end of 2017 and increased from $12.9 million at the end of 2016, while total adversely classified loans, net of government guarantees at December 31, 2018 decreased to $27.2 million from $33.8 million at December 31, 2017 and $35.6 million at December 31, 2016. The allowance for loan losses (“Allowance”) totaled 1.98% of total portfolio loans at December 31, 2018, compared to 2.25% at December 31, 2017 and 2.02% at December 31, 2016.  The Allowance compared to nonperforming loans, net of government guarantees, was 133% at December 31, 2018 compared to 100% the end of 2017 and 152% the end of 2016.

•	Return on average assets was 1.34% in 2018 compared to 0.87% in 2017 and 0.96% in 2016.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital to Risk Adjusted Assets of 15.47% at December 31, 2018 as compared to 14.65% at December 31, 2017.

•	The aggregate cash dividends paid by the Company in 2018 rose 19% to $1.02 per diluted share from $0.86 per diluted share paid in 2017.

•	The Company repurchased 15,468 shares of its common stock in 2018 at an average price of $31.90 per share, leaving 153,433 shares available under the previously announced repurchase authorization.
Critical Accounting Policies
The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies would be considered critical under the SEC's definition.
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

Valuation of goodwill and other intangibles:  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2018 and 2017 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2018, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; and improvements in the Alaskan economy in 2018. Significant negative inputs to the qualitative assessment included the recent decline in oil prices and in the company's stock price, as well as the decline in the volume of mortgage originations in Alaska and the decrease in net income in the Company's Home Mortgage Lending segment. For the Community Banking segment, we believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2018 and that no potential impairment existed at that time. After review of these qualitative inputs, the Company determined that performing a quantitative goodwill impairment test for the Home Mortgage Lending segment as of December 31, 2018 was appropriate. The Company estimated the fair value of the Home Mortgage Lending segment using a discounted cash flow approach. We then compared the estimated fair value of the Home Mortgage Lending segment to the carrying value as of December 31, 2018 and concluded that no potential impairment existed at that time.
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
Servicing rights:  The Company measures mortgage servicing rights ("MSRs") and commercial servicing rights ("CSRs") at fair value on a recurring basis with changes in fair value going through earnings in the period in which the change occurs. Changes in the fair value of MSRs are recorded in mortgage banking income, and changes in the fair value of CSRs are recorded in commercial servicing revenue. Fair value adjustments encompass market-driven valuation changes and the decrease in value that occurs from the passage of time, which are separately reported. Retained servicing rights are measured at fair value as of the date of sale. Initial and subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates and ancillary fee income net of servicing costs. The model assumptions for MSRs are also compared to publicly filed information from several large MSR holders, as available.
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

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income, purchased receivables products, sales of employee benefit plans (through August of 2017, when we sold our interest in the assets of NBG), service charges and fees, and bankcard fees.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, data processing, marketing, and professional services expenses and compensation expense for RML acquisition payments. Interest income and cost of funds, or interest expense, are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income attributable to the Company of $20.0 million in 2018, compared to net income of $13.2 million in 2017, and $14.4 million in 2016.  During these periods, net income per diluted share was $2.86, $1.88, and $2.06, respectively.  The increase in net income in 2018 compared to 2017 was primarily due to a decrease of $6.3 million in provision for income taxes, a decrease of $3.7 in the provision for loan losses, and a $3.5 million increase in net interest income. These changes were only partially offset by a decrease of $8.3 million in other operating income, which was primarily due to the sale of our interest in the assets of NBG in August 2017 and a decrease in mortgage banking income. The decrease in net income in 2017 compared to 2016 was primarily due to an increase of $4.3 million in provision for income taxes and an increase of $902,000 in the provision for loan losses, as well as a decrease of $2.8 million in other operating income, which was primarily driven by a reduction in mortgage banking income. These changes were only partially offset by a $1.3 million increase in net interest income and a $4.6 million decrease in compensation expense - RML acquisition payments in 2017 compared to 2016.
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
Net interest income in 2018 was $61.2 million, compared to $57.7 million in 2017, and $56.4 million in 2016.  The increase in 2018 as compared to 2017 and 2017 as compared to 2016 was mainly due to increased interest income earned on long- and short-term investments and loans primarily due to higher yields resulting from increases in interest rates in both 2018 and 2017 compared to the prior year. During 2018, 2017, and 2016, net interest margins were 4.55%, 4.22%, and 4.14%, respectively. The increase in net interest margin in both 2017 and 2018 compared to the prior year is the result of increases in the spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2018			2017			2016
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$971,548	$55,526	5.72%	$981,001	$53,301	5.43%	$976,613	$52,905	5.42%
Loans held for sale	46,089	2,016	4.37%	44,047	1,740	3.95%	52,012	1,872	3.60%
Long-term Investments(3)	286,426	5,829	2.04%	305,211	4,634	1.52%	296,214	3,936	1.33%
Short-term investments(4)	42,386	806	1.90%	36,944	433	1.17%	37,074	205	0.55%
Total interest-earning assets	$1,346,449	$64,177	4.77%	$1,367,203	$60,108	4.40%	$1,361,913	$58,918	4.33%
Noninterest-earning assets	146,936			143,849			144,609
Total	$1,493,385			$1,511,052			$1,506,522
Interest-bearing deposits	$809,808	$2,307	0.28%	$829,918	$1,707	0.21%	$803,877	$1,870	0.23%
Borrowings	47,570	662	1.37%	50,523	723	1.43%	50,095	691	1.38%
Total interest-bearing liabilities	$857,378	$2,969	0.35%	$880,441	$2,430	0.28%	$853,972	$2,561	0.30%
Noninterest-bearing demand deposits	417,464			418,415			446,366
Other liabilities	17,521			19,067			24,556
Equity	201,022			193,129			181,628
Total	$1,493,385			$1,511,052			$1,506,522
Net interest income		$61,208			$57,678			$56,357
Net interest margin			4.55%			4.22%			4.14%
Average portfolio loans to average-earnings assets	72.16%			71.75%			71.71%
Average portfolio loans to average total deposits	79.16%			78.58%			78.11%
Average non-interest deposits to average total deposits	34.02%			33.52%			35.70%
Average interest-earning assets to average interest-bearing liabilities	157.04%			155.29%			159.48%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.0 million, $3.2 million and $3.1 million for 2018, 2017 and 2016, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $17.5 million, $18.1 million, and $7.2 million in 2018, 2017 and 2016, respectively.

3Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
4Consists of interest bearing deposits in other banks and domestic CDs.

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	($508)	$2,733	$2,225	$238	$158	$396
Loans held for sale	83	193	276	(364)	232	(132)
Long-term investments	(264)	1,459	1,195	123	575	698
Short term investments	71	302	373	(1)	229	228
Total interest income	($618)	$4,687	$4,069	($4)	$1,194	$1,190
Interest Expense:
Interest-bearing deposits	($40)	$640	$600	$64	($227)	($163)
Borrowings	(35)	(26)	(61)	6	26	32
Total interest expense	($75)	$614	$539	$70	($201)	($131)

Provision for Loan Losses
We recorded a benefit for loan losses in 2018 of $500,000, compared to a provision for loan losses of $3.2 million and $2.3 million in 2017 and 2016, respectively.  The loan loss provision decreased in 2018 compared to 2017 primarily due to an improvement in credit quality as nonperforming loans, adversely classified loans, and specific impairment on loans decreased in 2018. The loan loss provision increased in 2017 compared to 2016 primarily due to an increase in nonperforming loans as well as an increase in specific impairment on loans. See the “Allowance for Loan Losses” section under “Financial Condition” and Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2018	$ Change	% Change	2017	$ Change	% Change	2016
Other Operating Income
Mortgage banking income	$20,844	($2,443)	(10)%	$23,287	($6,220)	(21)%	$29,507
Employee benefit plan income	—	(2,506)	(100)%	2,506	(1,264)	(34)%	3,770
Bankcard fees	2,811	214	8%	2,597	(73)	(3)%	2,670
Purchased receivable income	3,255	280	9%	2,975	628	27%	2,347
Service charges on deposit accounts	1,508	(106)	(7)%	1,614	(384)	(19)%	1,998
Commercial servicing revenue	1,422	1,050	282%	372	50	16%	322
Other loan fees	584	18	3%	566	38	7%	528
Rental income	692	160	30%	532	108	25%	424
Gain on loans acquired - APB	257	68	36%	189	18	11%	171
Gain (loss) on sale of securities	—	(11)	(100)%	11	22	(200)%	(11)
Gain on sale of Northrim Benefits Group	—	(4,445)	NM	4,445	4,445	NM	—
Loss on marketable equity securities	(625)	(625)	NM	—	—	NM	—
Other income	1,419	39	3%	1,380	(157)	(10)%	1,537
Total other operating income	$32,167	($8,307)	(21)%	$40,474	($2,789)	(6)%	$43,263

2018 Compared to 2017
The most significant changes in other operating income in 2018 were decreases in mortgage banking income and employee benefit plan income, as well as a $4.4 million decrease in gain on the sale of our interest in the assets of NBG. Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 65% of total other operating income in 2018. Mortgage banking income decreased in 2018 compared to 2017 mainly due to a decrease in the yield and amount of mortgage loans originated and sold as this volume decreased to $528 million in 2018 from $554 million in 2017. The overall decline in mortgage originations is primarily the result of the slowing of the Alaskan economy and rising interest rates while yields have decreased due to market competition. Employee benefit plan income decreased in 2018 compared to 2017 due to the sale of the assets of NBG in August 2017. Lastly, the Company recorded for the first time in other operating income the fair value of its commercial loan servicing portfolio of $1.0 million. Going forward, only changes in the fair value of the Company's commercial loan servicing portfolio will be reflected in other operating income and are not expected to be material to the Company's net income.
2017 Compared to 2016
The most significant changes in other operating income in 2017 were decreases in mortgage banking income and employee benefit plan income, which were partially offset by a $4.4 million gain on the sale of our interest in the assets of NBG. Mortgage banking income decreased in 2017 compared to 2016 mainly due to a decrease in mortgage loans originated and sold to $554 million in 2017 from $736 million in 2016.The overall decline in mortgage originations in 2017 was primarily the result of the slowing of the Alaskan economy. Employee benefit plan income decreased in 2017 compared to 2016 primarily due to the sale of our interest in the assets of NBG in August 2017. Lastly, purchased receivable income increased mostly due to higher yields and balances in 2017 compared to 2016 and service charges on deposit accounts decreased primarily due to lower non-sufficient funds fees.
Other Operating Expense
The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2018	$ Change	% Change	2017	$ Change	% Change	2016
Other Operating Expense
Salaries and other personnel expense	$44,650	($71)	—%	$44,721	($2,031)	(4)%	$46,752
Occupancy expense	6,136	(616)	(9)%	6,752	290	4%	6,462
Data processing expense	6,035	486	9%	5,549	670	14%	4,879
Marketing expense	2,318	(248)	(10)%	2,566	117	5%	2,449
Professional and outside services	2,453	88	4%	2,365	(432)	(15)%	2,797
Insurance expense	862	(299)	(26)%	1,161	138	13%	1,023
Intangible asset amortization	70	(30)	(30)%	100	(35)	(26)%	135
Loss on sale of premise and equipment	2	(1)	NM	3	(349)	(99)%	352
Compensation expense - RML acquisition payments	—	(130)	(100)%	130	(4,645)	(97)%	4,775
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	802	382	91%	420	116	38%	304
Impairment on OREO	—	(904)	(100)%	904	717	383%	187
Rental income on OREO	(541)	(425)	(366)%	(116)	(18)	(18)%	(98)
Gains on sale of OREO	(3)	368	99%	(371)	(76)	(26)%	(295)
Subtotal	258	(579)	69%	837	739	754%	98
Other expenses	7,016	47	1%	6,969	411	6%	6,558
Total other operating expense	$69,800	($1,353)	(2)%	$71,153	($5,127)	(7)%	$76,280

2018 Compared to 2017
Other operating expense decreased in 2018 as compared to the prior year primarily due to decreases in occupancy expense and OREO expense, net of OREO gains on sale and rental income. In 2018, occupancy expense included a one-time technical correction that decreased depreciation expense by $670,000. OREO expenses net of gains and rental income decreased due to no impairment charges on OREO properties in 2018 and an increase in rental income on OREO properties associated with one commercial property. These decreases were partially offset by increases in OREO operating costs associated with the commercial property, and lower gains on the sale of OREO properties in 2018. Lastly, salaries and other personnel expense in the Home Mortgage Lending segment decreased $935,000 in 2018 as compared to 2017, primarily due to a reduction in full-time equivalent employees as mortgage origination volume has declined. This decrease was offset by an $864,000 increase in salaries and other personnel expense in the Community Banking segment in 2018 compared to 2017, primarily due to an increase in full time equivalent employees and an increase in benefits costs associated with the Company's self-insured group health plan due to higher medical claims.
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
Income Taxes
The provision for income taxes decreased $6.3 million or 61%, to $4.1 million in 2018 as compared to 2017 and increased $4.3 million or 71%, to $10.3 million in 2017 as compared to 2016.  The decrease in 2018 is primarily due to a decrease in the corporate tax rate included in federal tax legislation enacted in December 2017. In addition to reducing the Company's federal tax rate from 35% in 2017 to 21% in 2018, this change also resulted in $2.7 million in expense in 2017 for the revaluation of the Company's net deferred tax asset. In 2018, the Company finalized its valuation of net deferred tax assets related to the decrease in the federal tax rate after completing a fixed asset cost segregation study for tax planning purposes which resulted in a $470,000 decrease in tax expense. The Company's effective tax rates were 17%, 43%, and 29% in 2018, 2017, and 2016, respectively. The changes in the Company's effective tax rates for 2018 and 2017 are primarily due to the items discussed regarding the changes in tax expense for these periods.

FINANCIAL CONDITION
Investment Securities
The composition of our investment securities portfolio, which includes securities available for sale, securities held to maturity, and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 97% of the portfolio as of December 31, 2018 and are available to meet liquidity requirements.
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and municipal securities.  Investment securities at December 31, 2018 decreased $33.9 million, or 11%, to $278.9 million from $312.8 million at December 31, 2017.  The decrease at December 31, 2018 as compared to December 31, 2017 is primarily due to a portion of the proceeds from sales, maturities, and security calls being reinvested in loans as of December 31, 2018. The average maturity of the investment portfolio was approximately two and a half years at December 31, 2018.

Investment securities may be pledged as collateral to secure public deposits or borrowings.  At December 31, 2018 and 2017, $58.4 million and $51.6 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2018 as compared to December 31, 2017 because the Company had increased balances in tri-party accounts at December 31, 2018.
The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2018:
U.S. Treasury and government sponsored entities	$209,908	$208,860
Municipal Securities	9,089	9,084
Corporate Bonds	40,139	39,780
Collateralized Loan Obligations	13,990	13,886
Total	$273,126	$271,610
2017:
U.S. Treasury and government sponsored entities	$250,794	$249,461
Municipal Securities	14,395	14,421
Corporate Bonds	36,654	37,132
Collateralized Loan Obligations	6,000	6,005
Preferred Stock	5,422	5,731
Total	$313,265	$312,750
2016:
U.S. Treasury and government sponsored entities	$264,267	$263,361
Municipal Securities	18,184	18,157
U.S. Agency Mortgage-backed Securities	2	2
Corporate Bonds	44,437	44,732
Preferred Stock	4,922	4,967
Total	$331,812	$331,219
Marketable Equity Securities:
2018:
Preferred Stock	$7,580	$7,265
Total	$7,580	$7,265
2017:
Preferred Stock	$—	$—
Total	$—	$—
2016:
Preferred Stock	$—	$—
Total	$—	$—
Securities Held to Maturity:
2018:
Municipal Securities	$—	$—
Total	$—	$—
2017:
Municipal Securities	$—	$—
Total	$—	$—
2016:
Municipal Securities	$899	$922
Total	$899	$922

The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2018:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$67,798	$141,062	$—	$—	$208,860
Weighted average yield	1.41%	2.36%	—%	—%	2.05%
Municipal securities
Balance	$1,861	$7,223	$—	$—	$9,084
Weighted average yield	1.64%	2.64%	—%	—%	2.43%
Corporate bonds
Balance	$—	$30,103	$9,677	$—	$39,780
Weighted average yield	—%	3.45%	3.51%	—%	3.46%
Collateralized loan obligations
Balance	$—	$—	$2,990	$10,896	$13,886
Weighted average yield	—%	—%	3.86%	3.78%	3.80%
Total
Balance	$69,659	$178,388	$12,667	$10,896	$271,610
Weighted average yield	1.41%	2.55%	3.59%	3.78%	2.36%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$7,265	$7,265
Weighted average yield	—%	—%	—%	4.75%	4.75%

The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2018, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
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
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $27.9 million at December 31, 2018.  At December 31, 2018, the Company had two relationships whose total direct and indirect commitments exceeded $27.9 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.
Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted.  Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  The policies are reviewed and approved annually by the board of directors of the Bank.  Our Quality Assurance Department provides a detailed financial analysis of our largest, most complex loans.  In addition, the Quality Assurance Department, along with the Senior Credit Officer of the Bank, have developed processes to analyze and manage various concentrations of credit within the overall loan portfolio.  The Credit Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality.  The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.
The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$342,420	34.8%	$313,514	32.8%	$277,802	28.5%	$271,946	27.8%	$271,986	29.5%
Real estate construction one-to-four family	37,111	3.8%	31,201	3.3%	26,061	2.7%	44,488	4.5%	34,842	3.8%
Real estate construction other	72,256	7.3%	80,093	8.4%	72,159	7.4%	74,956	7.7%	91,162	9.9%
Real estate term owner occupied	126,414	12.8%	132,042	13.8%	152,112	15.6%	143,667	14.7%	120,621	13.1%
Real estate term non-owner occupied	325,720	33.1%	319,313	33.4%	356,411	36.6%	347,284	35.4%	301,544	32.7%
Real estate term other	42,039	4.3%	40,411	4.2%	45,402	4.7%	46,672	4.8%	44,385	4.8%
Consumer secured by 1st deeds of trust	19,228	2.0%	22,616	2.4%	23,280	2.4%	26,369	2.7%	31,640	3.4%
Consumer other	23,645	2.4%	19,919	2.1%	25,281	2.6%	28,912	3.0%	31,493	3.4%
Subtotal	$988,833		$959,109		$978,508		$984,294		$927,673
Less: Unearned origination fee,
net of origination costs	(4,487)	(0.5)%	(4,156)	(0.4)%	(4,434)	(0.5)%	(4,612)	(0.5)%	(4,551)	(0.5)%
Total portfolio loans	$984,346		$954,953		$974,074		$979,682		$923,122

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and to a lesser extent guaranteed by the United States Department of Agriculture, as well as commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $342.4 million at December 31, 2018 from $313.5 million at December 31, 2017 and represented approximately 35% and 33% of our total loans outstanding as of December 31, 2018 and December 31, 2017, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2018, commercial real estate loans increased to $494.2 million from $491.8 million at December 31, 2017, and represented approximately 50% and 52% of our loan portfolio as of December 31, 2018 and December 31, 2017, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
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
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans decreased in 2018 to $109.4 million, down from $111.3 million in 2017, and represented approximately 11% and 12% of our loan portfolio in December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, approximately $43.1 million or 39%, of the Company's construction loans were for low income housing tax credit projects as compared to $30.5 million or 27% as of December 31, 2017.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $62.3 million, or approximately 6% of loans as of December 31, 2018 have direct exposure to the oil and gas industry as compared to $70.8 million, or approximately 7% of loans as of December 31, 2017. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2018 or 2017, but the $62.3 million outstanding as of December 31, 2018 noted above does include $9.6 million related to the construction of an oil rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $32.5 million and $53.5 million at December 31, 2018 and 2017, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million and $1.8 million as of December 31, 2018 and 2017, respectively.
The following table details loan balances by loan segment asset quality rating ("AQR") and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2018
AQR Pass	$44,512	$—	$—	$5,216	$—	$—	$—	$399	$50,127
AQR Special Mention	857	—	—	2,242	7,364	—	—	—	10,463
AQR Substandard	1,723	—	—	—	—	—	—	—	1,723
Total loans	$47,092	$—	$—	$7,458	$7,364	$—	$—	$399	$62,313
December 31, 2017
AQR Pass	$48,601	$—	$—	$9,731	$7,778	$—	$—	$435	$66,545
AQR Substandard	$4,234	$—	$—	$—	$—	$—	$—	$—	$4,234
Total loans	$52,835	$—	$—	$9,731	$7,778	$—	$—	$435	$70,779

Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2018:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$146,127	$81,009	$115,284	$342,420
Real estate construction one-to-four family	36,367	744	—	37,111
Real estate construction other	43,005	19,092	10,159	72,256
Real estate term owner occupied	8,966	22,979	94,469	126,414
Real estate term non-owner occupied	27,801	119,627	178,292	325,720
Real estate term other	9,442	11,392	21,205	42,039
Consumer secured by 1st deeds of trust	55	1,766	17,407	19,228
Consumer other	1,477	5,576	16,592	23,645
Total	$273,240	$262,185	$453,408	$988,833
Fixed interest rate	$113,168	$82,084	$57,591	$252,843
Floating interest rate	160,072	180,101	395,817	735,990
Total	$273,240	$262,185	$453,408	$988,833

     At December 31, 2018, 61% of the portfolio was scheduled to mature or reprice in 2019 with 36% scheduled to mature or reprice between 2020 and 2023.
As of December 31, 2018, approximately 70% of commercial loans are variable rate loans, of which 69% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
At December 31, 2018, the interest rates for approximately 85% of commercial real estate loans are variable, of which 52% reset within one year. Approximately 42% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or Boston FHLB rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights:   The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. All residential mortgage loans originated and sold in 2018 and 2017 were newly originated loans that did not affect nonperforming loans. The Company also has a mortgage servicing portfolio which is comprised of 1-4 family loans serviced for Freddie Mac Home Loan Corporation ("FHLMC") and AHFC. The Company retains servicing rights on all mortgage loans originated by RML and sold to AHFC. Mortgages originated by RML and sold to AHFC represent approximately 32% and 26% of the mortgages originated by RML in 2018 and 2017, respectively. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of mortgage servicing rights is impacted by market rates for mortgage loans primarily due to how changes in interest rates affect prepayments of mortgage loans. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential mortgage servicing rights assets may decrease in value. Generally, the fair value of our residential mortgage servicing rights are expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2018	2017	2016	2015	2014
Nonperforming loans
Nonaccrual loans	$15,210	$21,626	$13,893	$3,686	$4,674
Loans 90 days past due and accruing	—	252	456	—	—
Government guarantees on nonperforming loans	(516)	(467)	(1,413)	(1,561)	(1,178)
Net nonperforming loans	$14,694	$21,411	$12,936	$2,125	$3,496
Other real estate owned	7,962	8,651	6,574	3,053	4,607
Repossessed assets	1,242	—	—	—	19
Other real estate owned guaranteed by government	(1,279)	(1,333)	(195)	—	(891)
Net nonperforming assets	$22,619	$28,729	$19,315	$5,178	$7,231

Nonperforming loans, net of government guarantees to portfolio loans	1.49%	2.24%	1.33%	0.22%	0.38%
Nonperforming assets, net of government guarantees to total assets	1.50%	1.89%	1.27%	0.35%	0.50%

Performing restructured loans	$3,413	$7,668	$6,131	$11,804	$5,353

Nonperforming loans plus performing restructured loans, net of government guarantees	$18,107	$29,079	$19,067	$13,929	$8,849
Nonperforming loans plus performing restructured loans to portfolio loans, net of government guarantees	1.84%	3.05%	1.96%	1.42%	0.96%
Nonperforming assets plus performing restructured loans to total assets, net of government guarantees	1.73%	2.40%	1.67%	1.13%	0.87%

Adversely classified loans, net of government guarantees	$27,217	$33,845	$35,634	$30,825	$5,878
Loans 30-89 days past due and accruing, net of government guarantees to portfolio loans	0.36%	0.22%	0.22%	0.12%	—%

Allowance for loan losses to portfolio loans	1.98%	2.25%	2.02%	1.85%	1.81%
Allowance for loan losses to nonperforming loans, net of government guarantees	133%	100%	152%	854%	478%

The Company’s nonperforming loans, net of government guarantees decreased in 2018 to $14.7 million as compared to $21.4 million in 2017. This decrease was due to the transfer of one borrowing relationship to repossessed assets, principal paydowns including one large nonaccrual loan payoff, and charge-offs on nonaccrual loans in 2018. There was interest income of $213,000, $142,000, and $181,000 recognized in net income for 2018, 2017, and 2016, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had five relationships that represented more than 10% of nonaccrual loans as of December 31, 2018.
 The Company had $3.4 million and $7.7 million in loans classified as troubled debt restructuring loans ("TDRs") that were performing as of December 31, 2018 and 2017, respectively.  Additionally, there were $11.4 million and $16.2 million in TDRs included in nonaccrual loans at December 31, 2018 and 2017 for total TDRs of $14.8 million and $23.8 million at December 31, 2018 and 2017, respectively.  The decrease in TDRs at December 31, 2018 as compared to 2017 was primarily due to several payoffs and paydowns on loans classified as TDRs that were only partially offset by additions to TDRs in 2018.  See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
At December 31, 2018, management had identified potential problem loans of $17.1 million as compared to potential problem loans of $9.5 million at December 31, 2017.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $7.6 million increase in potential problem loans at December 31, 2018 from December 31, 2017 was primarily due to the addition of three relationships totaling $9.1 million. These increases were partially offset by the payoff of one loan totaling $883,000 and other loan paydowns in 2018.
The Company acquired other assets consisting of aircraft totaling $1.2 million in the fourth quarter of 2018 through foreclosure proceedings related to one lending relationship.
The following summarizes OREO activity for the periods indicated:

(In Thousands)	2018	2017	2016
Balance, beginning of the year	$8,651	$6,574	$3,053
Transfers from loans	686	5,912	4,036
Investment in other real estate owned	144	—	311
Proceeds from the sale of other real estate owned	(1,522)	(3,302)	(934)
Gain on sale of other real estate owned, net	3	371	295
Impairment on other real estate owned	—	(904)	(187)
Balance, end of year	7,962	8,651	6,574
Government guarantees	(1,279)	(1,333)	(195)
Balance, end of year, net of government guarantees	$6,683	$7,318	$6,379

At December 31, 2018 and 2017 the Company held $6.7 million and $7.3 million, respectively, of OREO assets, net of government guarantees.  At December 31, 2018, OREO consists of $2.2 million in residential lots in various stages of development, a $151,000 single-family residence, and a $5.6 million commercial building.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2018, additions to OREO totaled $686,000 which included four single-family residences. During 2018, the Company received approximately $1.5 million in proceeds from the sale of OREO which included $806,000 from the sale of lots and land, $645,000 from the sale of single-family residences, and $71,000 from the sale of a commercial building.  The Company recognized $144,000, $391,000, and $295,000 in gains and $141,000, $19,000, and $0 in losses on the sale of OREO properties in 2018, 2017, and 2016, respectively, for net gains of $3,000, $371,000, and $295,000 in 2018, 2017, and 2016, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $262,000 at both December 31, 2018 and 2017.
The Company did not make any loans to facilitate the sale of OREO in 2018, 2017, or 2016.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
The Company recognized impairments of zero, $904,000 and $187,000 in 2018, 2017, and 2016, respectively, due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, decrease in expected sales prices, and changes in the Anchorage, Fairbanks, and the Southeastern Alaska real estate markets.

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

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed

periodically based on trends in credit losses and overall economic conditions.   At December 31, 2018 and 2017, the unallocated allowance as a percentage of the total Allowance was 13% and 16%, respectively.
The following table shows the allocation of the Allowance for the years indicated:

	2018		2017		2016		2015		2014
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$5,660	35%	$6,172	34%	$5,535	28%	$5,906	28%	$5,643	33%
Real estate construction one-to-four family	675	4%	629	3%	550	3%	854	4%	644	4%
Real estate construction other	1,275	7%	1,566	8%	1,465	7%	1,439	8%	1,653	10%
Real estate term owner occupied	2,027	13%	2,194	14%	2,358	16%	1,657	15%	1,580	12%
Real estate term non-owner occupied	5,799	33%	6,043	33%	6,853	37%	5,515	35%	4,704	31%
Real estate term other	716	4%	725	4%	819	5%	628	4%	656	4%
Consumer secured by 1st deeds of trust	306	2%	315	2%	313	2%	264	3%	285	3%
Consumer other	426	2%	307	2%	408	2%	397	3%	410	3%
Unallocated	2,635	—%	3,510	—%	1,396	—%	1,493	—%	1,148	—%
Total	$19,519	100%	$21,461	100%	$19,697	100%	$18,153	100%	$16,723	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$21,461	$19,697	$18,153	$16,723	$16,282
Charge-offs:
Commercial	(1,716)	(1,611)	(903)	(616)	(319)
Real estate construction one-to-four family	—	—	(535)	—	—
Real estate term non-owner occupied	—	—	—	—	(160)
Real estate term other	(28)	(5)	—	(81)	—
Consumer secured by 1st deeds of trust	(143)	(85)	(36)	(28)	(59)
Consumer other	(39)	(43)	(8)	(101)	(87)
Total charge-offs	(1,926)	(1,744)	(1,482)	(826)	(625)
Recoveries:
Commercial	442	293	699	379	1,041
Real estate construction one-to-four family	—	—	—	—	625
Real estate term other	3	2	—	107	—
Consumer secured by 1st deeds of trust	12	2	—	3	4
Consumer other	27	11	29	13	32
Total recoveries	484	308	728	502	1,702
Net, recoveries (charge-offs)	(1,442)	(1,436)	(754)	(324)	1,077
Provision (benefit) for loan losses	(500)	3,200	2,298	1,754	(636)
Balance at end of year	$19,519	$21,461	$19,697	$18,153	$16,723
Ratio of net charge-offs to average loans
outstanding during the period	0.15%	0.15%	0.08%	(0.03)%	(0.12)%

In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Deterioration in credit quality of the acquired loans subsequent to acquisition date results in the establishment of an allowance. Management assesses the credit impairment for the loans that were acquired in connection with the acquisition of Alaska Pacific as part of the on-going monitoring of the credit quality of the Company's entire loan portfolio. Management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications. As of December 31, 2018, $220,000 of the original $141.5 million of purchased loans, or 0.16%, had migrated from pass grade loans to substandard loans. These loans are included in impaired loans as of December 31, 2018, and have been evaluated for specific impairment as part of the calculation of the Allowance. There was no specific impairment on these loans at December 31, 2018 or 2017. There was no Allowance related to acquired loans at December 31, 2017, however, the Company included these loans in the Allowance at December 31, 2018 due to the the amount of time that has passed since the loans were purchased. The purchase discount related to these acquired credit impaired loans was $375,000 and $803,000 as of December 31, 2018 and 2017, respectively.
The provision for loan losses in 2018 as compared to 2017 decreased $3.7 million to a benefit of $500,000 compared to a provision of $3.2 million in 2017. This decrease is primarily due to a decrease in nonperforming loans and the portion of the Allowance specific to impaired loans. The Company determined that an Allowance of $19.5 million, or 1.98% of portfolio loans, is appropriate as of December 31, 2018 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2017 as compared to 2016 increased $902,000 to $3.2 million compared to $2.3 million in 2016. This increase is primarily due to an increase in nonperforming loans and the portion of the Allowance specific to impaired loans. The provision for loan losses in 2016 as compared to 2015 increased $544,000 to $2.3 million compared to $1.8 million in 2015. This increase was primarily due to an increase in nonperforming loans in 2016 compared to the prior year as well as an increase in qualitative factors mostly due to softening in the Alaska economy in 2016. The provision for loan losses in 2015 as compared to 2014 increased $2.4 million to $1.8 million compared to a benefit, or negative expense, of $636,000 in 2014. This increase was primarily due to net recoveries on loans in 2014 that led to a negative loan loss provision in that year.
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
      Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  The policies are reviewed and approved annually by the Company's Board of Directors. Purchased receivables are recorded on the balance sheet net of a reserve for purchased receivable losses.
Purchased receivable balances decreased at December 31, 2018 to $14.4 million from $22.2 million at December 31, 2017, and year-to-date average purchased receivable balances were $17.4 million, $15.9 million, and $13.3 million in 2018, 2017, and 2016, respectively. Purchased receivable income was $3.3 million, $3.0 million, and $2.3 million in 2018, 2017, and 2016, respectively. The increase in purchased receivable income in 2018 is attributable to increased average balances, as well as higher yields.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2018	2017	2016
Balance at beginning of year	$200	$171	$181
Charge-offs	—	—	—
Recoveries	—	—	—
Net recoveries (charge-offs)	—	—	—
Reserve for (recovery from) purchased receivables	(10)	29	(10)
Balance at end of year	$190	$200	$171
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%

Deposits
Deposits are our primary source of funds.  Total deposits decreased 2% to $1.228 billion at December 31, 2018 from $1.258 billion at December 31, 2017. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2018		2017		2016
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$243,000	0.07%	$220,449	0.03%	$192,512	0.04%
Money market accounts	225,014	0.31%	238,830	0.17%	242,025	0.17%
Savings accounts	241,807	0.31%	249,641	0.21%	234,347	0.21%
Certificates of deposit	99,987	0.70%	120,998	0.57%	134,993	0.66%
Total interest-bearing accounts	809,808	0.28%	829,918	0.21%	803,877	0.23%
Noninterest-bearing demand accounts	417,464		418,415		446,366
Total average deposits	$1,227,272		$1,248,333		$1,250,243

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2018, we had $113.3 million in certificates of deposit, of which $57.4 million, or 51%, are scheduled to mature in 2019. The Company’s certificates of deposit increased to $113.3 million during 2018 as compared to $100.5 million at December 31, 2017.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2018 and 2017, was $70.7 million and $61.4 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2018:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$8,237	12%
Over 3 through 6 months	5,724	8%
Over 6 through 12 months	20,850	29%
Over 12 months	35,906	51%
Total	$70,717	100%

The Company is also a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit is fully subject to FDIC insurance.  At December 31, 2018 and 2017, the Company had no CDARS certificates of deposit.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2018, our maximum borrowing line from the FHLB was $667.8 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.2 million as of December 31, 2018 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $78.6 million of loans as collateral to secure advances made through the discount window as of December 31, 2018.  There were no discount window advances outstanding at December 31, 2018 or 2017.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were $34.3 million and $27.7 million, as of December 31, 2018 and 2017, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2018 and 2017 was $29.9 million and $29.0 million, respectively, and the maximum outstanding at any month-end was $36.5 million and $32.6 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.
The Company is subject to provisions under Alaska state law which generally limit the amount of outstanding debt to 15% of total assets or $222.6 million and $225.8 million at December 31, 2018 and 2017, respectively.
Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2018 or 2017.
Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated. This table does not include interest payments:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2018:
Certificates of deposit	$57,451	$52,529	$1,494	$1,799	$113,273
Short-term borrowings	34,278	—	—	—	34,278
Long-term borrowings	167	351	373	6,350	7,241
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,668	4,908	3,750	8,121	19,447
Other long-term liabilities(1)	1,010	1,703	1,453	3,196	7,362
Capital commitments	57	—	—	—	57
Total	$95,631	$59,491	$7,070	$29,776	$191,968
December 31, 2017:
Certificates of deposit	$66,013	$31,470	$1,159	$1,885	$100,527
Short-term borrowings	27,746	—	—	—	27,746
Long-term borrowings	121	340	362	6,539	7,362
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,737	4,334	3,762	9,354	20,187
Other long-term liabilities	6,230	1,556	718	3,482	11,986
Capital commitments	47	—	—	—	47
Total	$102,894	$37,700	$6,001	$31,570	$178,165

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

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under Northrim Statutory Trust 2 ("NST2") at 3.72% through its maturity date. Operating lease obligations are more fully described in Note 18 of the Company’s Consolidated Financial Statements included in Item 8 of this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States.  The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado was 95% funded at the end of 2018 and is expected to be fully funded in 2029. The Company also purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV was 97% funded at the end of 2017 and is expected to be fully funded in 2030. The Company also purchased a $6.8 million interest in R4 Frontier Housing Partners L.P., PJ33 L.P. ("R4-PJ33") in June 2016. The investment in R4-PJ33 was 94% funded at the end of 2018 and is expected to be fully funded in 2032.
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
As of December 31, 2018, we had commitments to extend credit of $260.6 million, which were not reflected on our balance sheet, compared to $283.9 million as of December 31, 2017.  Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2018, we had commitments to originate loans held for sale of $45.0 million, which were not reflected in the balance sheet compared to $43.6 million as of December 31, 2017. Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to this repurchase. Management currently believes that any liabilities that may result from such recourse provisions are not significant.

As of December 31, 2018, we had standby letters of credit of $3.2 million, which were not reflected on our balance sheet compared to $7.6 million as of December 31, 2017.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2018, which includes commitments to extend credit, commitments to originate loans held for sale and standby letters of credit, were $308.8 million, compared to $335.1 million as of December 31, 2017.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $130,000 and $152,000 at December 31, 2018 and 2017, respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

Additional information regarding Off-Balance Sheet Arrangements is included in Notes 18 and 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2019. A requirement to have a conservation buffer began being phased-in in 2016 and is now in full effect, and this requirement could adversely affect the Bank's ability to pay dividends.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2018, were $308.8 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2018, were $1.2 billion.
As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $25.2 million, $19.3 million, and $20.1 million in 2018, 2017, and 2016 respectively.  The primary source of cash provided by operating activities for all periods presented was positive net income in each of these periods.  The primary reason that net cash provided by operating activities increased in 2018 as compared to 2017 was that the Company had net proceeds of $24.1 million in 2018 compared to $17.8 million in 2017 from sales of loans held for sale. Net cash of $5.6 million and $30.4 million was provided by investing activities in 2018 and 2017, respectively, as the Company's proceeds from security sales, maturities, and calls were greater than funds used to purchase additional investment securities in those years. $47.5 million of cash was used in investing activities in 2016 as the Company invested available cash primarily in available for sale securities and portfolio loans.  Financing activities used cash of $31.1 million and $22.4 million in 2018 and 2017, respectively, and provided cash of $19.3 million in 2016. Financing activities used net cash in 2018 primarily as a result of a decrease in deposit balances in 2018 compared to 2017. Financing activities used net cash in 2017 primarily due to a decrease in deposit balances and the redemption of $8.3 million in junior subordinated debentures.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2018, our current assets were $439.7 million and our funds available for borrowing under our existing lines of credit were $739.5 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2018, the Company's Board of Directors approved a quarterly cash dividend of $0.24 per common share for the first and second quarters and $0.27 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that dividend payments will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 28, 2019, the Board of Directors approved payment of a $0.30 per share dividend on March 22, 2019, to shareholders of record on March 14, 2019.  This dividend is $0.03, or 11%, higher than the Company’s dividend of $0.27 that was paid in the fourth quarter of 2018.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65, which left a balance of 227,242 shares available under the stock repurchase program. The Company did not repurchase any of its shares in 2010 through 2016.  In 2017, we purchased an aggregate of 58,341 shares at an average price of $27.56. In 2018, we purchased an aggregate of 15,468 shares at an average price of $31.90, which leaves a balance of 153,433 shares available under the stock repurchase plan as of December 31, 2018. We intend to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will repurchase all of the authorized shares. The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2018	$2.86	$2.56
2017	$1.88	$1.69
2016	$2.06	$1.87
2015	$2.56	$2.31
2014	$2.54	$2.29

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
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $368,000 in 2018.  At December 31, 2018, the securities had an interest rate of 4.16%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date.
Our shareholders’ equity at December 31, 2018, was $205.9 million, as compared to $192.8 million at December 31, 2017.  The Company earned net income of $20.0 million during 2018 and issued 26,721 shares through the exercise of stock options.  At December 31, 2018, the Company had approximately 6.9 million shares of its common stock outstanding.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2018, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements in effect in 2018 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2019, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering that the Company completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2018 and 2017, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2018
Total risk-based capital	8.00%	10.00%	16.73%	14.30%
Tier 1 risk-based capital	6.00%	8.00%	15.47%	13.05%
Common equity tier 1 capital	4.50%	6.50%	14.73%	13.05%
Leverage ratio	4.00%	5.00%	13.40%	11.28%

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
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2018. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2018
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$50,767	$—	$—	$50,767
Portfolio investments and FHLB Stock	146,445	134,531	—	280,976
Portfolio loans	590,753	354,519	28,351	973,623
Loans held for sale	34,710	—	—	34,710
Total interest-earning assets	$822,675	$489,050	$28,351	$1,340,076
Percent of total interest-earning assets	61.4%	36.5%	2.1%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$248,056	$—	$—	$248,056
Money market accounts	206,717	—	—	206,717
Savings accounts	239,054	—	—	239,054
Certificates of deposit	57,541	54,377	1,355	113,273
Securities sold under repurchase agreements	34,278	—	—	34,278
Borrowings	355	1,534	5,352	7,241
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$786,001	$55,911	$17,017	$858,929
Percent of total interest-bearing liabilities	91.5%	6.5%	2.0%	100.0%
Interest sensitivity gap	$36,674	$433,139	$11,334	$481,147
Cumulative interest sensitivity gap	$36,674	$469,813	$481,147
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	2.7%	35.1%	35.9%

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
While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following tables show the estimated impact on net interest income and net income at one and two year time horizons with instantaneous parallel rate shocks of up 400 basis points, up 300 basis points, up 200 basis points, up 100 basis points, up 50 basis points, down 50 basis points, down 100 basis points, and down 200 basis points. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

The following table shows the estimated impact on net interest income under for the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$9,228	13.74%	$21,247	30.40%
Up 300 basis points	$6,999	10.42%	$16,082	23.01%
Up 200 basis points	$4,769	7.10%	$10,941	15.66%
Up 100 basis points	$2,440	3.63%	$5,605	8.02%
Up 50 basis points	$1,199	1.78%	$2,765	3.96%
Down 50 basis points	($2,350)	(3.50)%	($3,837)	(5.49)%
Down 100 basis points	($4,594)	(6.84)%	($7,725)	(11.05)%
Down 200 basis points	($10,306)	(15.34)%	($16,778)	(24.01)%

The following table shows the estimated impact on net income under the stated interest rate scenarios:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$6,468	37.13%	$15,838	81.11%
Up 300 basis points	$4,963	28.49%	$12,044	61.68%
Up 200 basis points	$3,322	19.07%	$8,134	41.66%
Up 100 basis points	$1,739	9.98%	$4,206	21.54%
Up 50 basis points	$821	4.71%	$2,041	10.45%
Down 50 basis points	($1,728)	(9.92)%	($2,881)	(14.75)%
Down 100 basis points	($3,437)	(19.73)%	($5,866)	(30.04)%
Down 200 basis points	($7,686)	(44.12)%	($12,705)	(65.07)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 12, 2019

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$26,771	$25,016
Interest bearing deposits in other banks	50,767	52,825
Investment securities available for sale	271,610	307,019
Marketable equity securities	7,265	5,731
Total portfolio investments	278,875	312,750
Investment in Federal Home Loan Bank stock	2,101	2,115
Loans held for sale	34,710	43,979
Loans	984,346	954,953
Allowance for loan losses	(19,519)	(21,461)
Net loans	964,827	933,492
Purchased receivables, net	14,406	22,231
Mortgage servicing rights, at fair value	10,821	7,305
OREO, net	7,962	8,651
Premises and equipment, net	39,090	37,867
Goodwill	15,017	15,017
Other intangible assets, net	1,137	1,207
Other assets	56,504	56,141
Total assets	$1,502,988	$1,518,596
LIABILITIES
Deposits:
Demand	$420,988	$414,686
Interest-bearing demand	248,056	252,009
Savings	239,054	247,458
Money market	206,717	243,603
Certificates of deposit less than $250,000	75,318	69,283
Certificates of deposit $250,000 and greater	37,955	31,244
Total deposits	1,228,088	1,258,283
Securities sold under repurchase agreements	34,278	27,746
Borrowings	7,241	7,362
Junior subordinated debentures	10,310	10,310
Other liabilities	17,124	22,093
Total liabilities	1,297,041	1,325,794
COMMITMENTS AND CONTINGENTCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,883,216 and 6,871,963 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6,883	6,872
Additional paid-in capital	62,132	61,793
Retained earnings	137,452	124,407
Accumulated other comprehensive loss, net of tax	(520)	(270)
Total shareholders' equity	205,947	192,802
Total liabilities and shareholders' equity	$1,502,988	$1,518,596
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2018, 2017, and 2016

(In Thousands, Except Share and Per Share Data)	2018	2017	2016
Interest Income
Interest and fees on loans and loans held for sale	$57,542	$55,041	$54,777
Interest on investment securities available for sale	5,481	4,230	3,580
Dividends on marketable equity securities	348	345	315
Interest on investment securities held to maturity	—	59	41
Interest on deposits in other banks	806	433	205
Total Interest Income	64,177	60,108	58,918
Interest Expense
Interest expense on deposits	2,307	1,707	1,870
Interest expense on securities sold under agreements to repurchase	50	34	30
Interest expense on borrowings	223	173	127
Interest expense on junior subordinated debentures	389	516	534
Total Interest Expense	2,969	2,430	2,561
Net Interest Income	61,208	57,678	56,357
(Benefit) provision for loan losses	(500)	3,200	2,298
Net Interest Income After Provision for Loan Losses	61,708	54,478	54,059
Other Operating Income
Mortgage banking income	20,844	23,287	29,507
Purchased receivable income	3,255	2,975	2,347
Bankcard fees	2,811	2,597	2,670
Service charges on deposit accounts	1,508	1,614	1,998
Commercial servicing revenue	1,422	372	322
Gain on sale of Northrim Benefits Group	—	4,445	—
Employee benefit plan income	—	2,506	3,770
Gain (loss) on sale of securities	—	11	(11)
Loss on marketable equity securities	(625)	—	—
Other income	2,952	2,667	2,660
Total Other Operating Income	32,167	40,474	43,263
Other Operating Expense
Salaries and other personnel expense	44,650	44,721	46,752
Occupancy expense	6,136	6,752	6,462
Data processing expense	6,035	5,549	4,879
Professional and outside services	2,453	2,365	2,797
Marketing expense	2,318	2,566	2,449
Insurance expense	862	1,161	1,023
Impairment of equity method investment	804	686	—
OREO expense, net of rental income and gains on sale	258	837	98
Intangible asset amortization expense	70	100	135
Loss on sale of premises and equipment	2	3	352
Compensation expense - RML acquisition payments	—	130	4,775
Other operating expense	6,212	6,283	6,558
Total Other Operating Expense	69,800	71,153	76,280
Income Before Provision for Income Taxes	24,075	23,799	21,042
Provision for income taxes	4,071	10,321	6,052
Net Income	20,004	13,478	14,990
Less: Net income attributable to the noncontrolling interest	—	327	579
Net Income Attributable to Northrim BanCorp, Inc.	$20,004	$13,151	$14,411
Earnings Per Share, Basic	$2.91	$1.91	$2.09
Earnings Per Share, Diluted	$2.86	$1.88	$2.06
Weighted Average Shares Outstanding, Basic	6,877,573	6,889,621	6,883,663
Weighted Average Shares Outstanding, Diluted	6,981,557	6,977,910	6,974,864
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017, and 2016
2010

(In Thousands)	2018	2017	2016
Net income	$20,004	$13,478	$14,990
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	($692)	$175	$42
Reclassification of net (gains) losses included in net income (net of tax benefit (expense) of $0, $5, and ($5) in 2018, 2017, and 2016,
respectively)	—	(6)	6
Derivatives and hedging activities:
Unrealized holding gains arising during the period	423	184	—
Income tax (expense) benefit related to unrealized gains and losses	210	(141)	(33)
Other comprehensive income (loss), net of tax	(59)	212	15
Comprehensive income	19,945	13,690	15,005
Less: comprehensive income attributable to the noncontrolling interest	—	327	579
Comprehensive income attributable to Northrim BanCorp, Inc.	$19,945	$13,363	$14,426

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2018, 2017, and 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2016	6,877	$6,877	$62,420	$108,150	($412)	$179	$177,214
Cash dividend declared	—	—	—	(5,420)	—	—	(5,420)
Stock-based compensation expense	—	—	778	—	—	—	778
Exercise of stock options and vesting of restricted stock units, net	21	21	(183)	—	—	—	(162)
Excess tax benefits from share-based payment arrangements	—	—	(63)	—	—	—	(63)
Distributions to noncontrolling interest	—	—	—	—	—	(640)	(640)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Net income attributable to the noncontrolling interest	—	—	—	—	—	579	579
Net income attributable to Northrim BanCorp, Inc.	—	—	—	14,411	—	—	14,411
Balance at December 31, 2016	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Repurchase of common stock	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax asset related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Balance at December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802
Cash dividend declared	—	—	—	(7,088)	—	—	(7,088)
Stock-based compensation expense	—	—	816	—	—	—	816
Exercise of stock options and vesting of restricted stock units, net	27	27	1	—	—	—	28
Repurchase of common stock	(16)	(16)	(478)	—	—	—	(494)
Other comprehensive loss, net of tax	—	—	—	—	(59)	—	(59)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities				191	(191)		—
Net income attributable to Northrim BanCorp, Inc.	—	—	—	20,004	—	—	20,004
Balance at December 31, 2018	6,883	$6,883	$62,132	$137,452	($520)	$—	$205,947

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017, and 2016

(In Thousands)	2018	2017	2016
Operating Activities:
Net income	$20,004	$13,478	$14,990
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Loss (gain) on sale of securities, net	—	(11)	11
Loss on sale of premises and equipment	2	3	352
Gain on sale of Northrim Benefits Group	—	(4,445)	—
Depreciation and amortization of premises and equipment	2,283	2,867	2,439
Amortization of software	911	675	157
Intangible asset amortization	70	100	135
Amortization of investment security premium, net of discount accretion	199	332	27
Change in fair value of marketable equity securities	625	—	—
Deferred tax expense (benefit)	3,014	4,004	(325)
Stock-based compensation	816	665	778
Excess tax expense from share-based payment arrangements	—	—	63
Deferral of loan fees and costs, net	331	(278)	(178)
(Benefit) provision for loan losses	(500)	3,200	2,298
(Benefit) reserve for purchased receivables	(10)	29	(10)
Originations of home mortgage servicing rights carried at fair value	(3,641)	(3,146)	(3,029)
Change in fair value of home mortgage servicing rights carried at fair value	125	(2)	526
Change in fair value of commercial servicing rights carried at fair value	(972)	—	—
Gain on sale of loans	(14,822)	(18,013)	(25,413)
Proceeds from the sale of loans held for sale	551,607	571,909	768,169
Origination of loans held for sale	(527,516)	(554,078)	(735,799)
Gain on sale of other real estate owned	(3)	(371)	(295)
Impairment on other real estate owned	—	904	187
Impairment on equity method investment	804	686	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(432)	(651)	(114)
(Increase) decrease in other assets	(2,512)	841	10,015
Increase (decrease) in other liabilities	(5,233)	586	(14,861)
Net Cash Provided by Operating Activities	25,150	19,284	20,123
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(88,139)	(84,339)	(145,707)
Purchases of marketable equity securities	(2,992)	—	—
Purchases of FHLB stock	—	(3,665)	(751)
Proceeds from sales/calls/maturities of securities available for sale	122,644	102,660	105,621
Proceeds from calls/maturities of marketable equity securities	783	—	—
Proceeds from calls/maturities of securities held to maturity	—	890	—
Proceeds from redemption of FHLB stock	14	3,515	602
(Increase) decrease in purchased receivables, net	7,835	(1,769)	(7,155)
(Increase) decrease in loans, net	(31,852)	12,278	1,160
Proceeds from sale of other real estate owned	1,522	3,302	934
Proceeds from the sale of Northrim Benefits Group	—	4,625	—
Investment in other real estate owned	(144)	—	(311)
Purchases of software	(517)	(5,680)	—
Proceeds from sales of premises and equipment	3	116	1,401
Purchases of premises and equipment	(3,511)	(1,555)	(3,293)
Net Cash Provided (Used) by Investing Activities	5,646	30,378	(47,499)
Financing Activities:
(Decrease) increase in deposits	(30,195)	(9,370)	26,861
Increase (decrease) in securities sold under repurchase agreements	6,532	139	(3,813)
Proceeds from borrowings	—	3,097	2,265
Repayments of borrowings	(121)	(73)	(47)
Distributions to noncontrolling interest	—	(445)	(640)
Repayment of junior subordinated debentures	—	(8,248)	—
Proceeds from the issuance of common stock	243	100	—
Repurchase of common stock	(494)	(1,607)	—
Cash dividends paid	(7,064)	(5,965)	(5,372)

Net Cash (Used) Provided by Financing Activities	(31,099)	(22,372)	19,254
Net Change in Cash and Cash Equivalents	(303)	27,290	(8,122)
Cash and Cash Equivalents at Beginning of Year	77,841	50,551	58,673
Cash and Cash Equivalents at End of Year	$77,538	$77,841	$50,551

Supplemental Information:
Income taxes paid	$1,766	$7,764	$4,414
Interest paid	$2,971	$2,470	$2,553
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$—	$6,809
Transfer of loans to other real estate owned	$686	$5,912	$4,036
Cash dividends declared but not paid	$72	$53	$48

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank ("the Bank"). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC (“RML”). Additionally, the Bank through its wholly-owned subsidiary, Northrim Funding Services ("NFS"), operates a factoring division in Bellevue, Washington.  Related companies include Pacific Wealth Advisors, LLC (“PWA”) and Homestate Mortgage Company, LLC ("Homestate"). The Company has a equity investment in PWA through its wholly owned subsidiary, Northrim Investment Services Company ("NISC"), and the Company has a equity investment in Homestate through RML. The Company also owned a 50.1% ownership interest in Northrim Benefits Group, LLC ("NBG") from 2005 until the Company sold all of its interest in the assets of NBG in August of 2017.
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
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, NBG, and Northrim Investment Services Company (“NISC”).  Significant intercompany balances have been eliminated in consolidation.   As of December 31, 2018, the Company had one wholly-owned trust ("Trust") that was formed to issue trust preferred securities and related common securities of the Trust. The Company has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
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
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.
Marketable Securities: Marketable securities are equity investments excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Marketable securities are stated at fair value. Changes in fair value are included in "Gain (loss) on marketable securities" in our Consolidated Statements of Net Income.
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
The Company amortizes purchase premiums for callable debt securities to the earliest call date.
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
Loans held for sale:  The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at origination. Loans held for sale include residential mortgage loans that have been originated for sale in the secondary market. Related gains or losses on the sale of these loans are recognized in mortgage banking income.
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
For the purpose of estimating the Allowance, the Company has evaluated the credit quality of purchased non-credit-impaired loans separately from loans that were originated by the Company and has applied different qualitative factors to these loans. Purchased non-credit-impaired loans that have been identified as impaired subsequent to the merger are included in the Company's normal process for reporting impaired loans and calculation of a specific valuation allowance.
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
Reserve for Unfunded Loan Commitments and Letters of Credit: The Company maintains a separate reserve for losses related to unfunded loan commitments and letters of credit.  The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including assessment of historical losses and current economic conditions.  The allowance for unfunded loan commitments and letters of credit is included in other liabilities on the Consolidated Balance Sheets, with changes to the balance charged against other operating expense.

Purchased Receivables:  The Bank, through NFS, purchases accounts receivable from its customers.  The purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified.  Fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year.  The Company maintains a separate reserve for losses related to purchased receivable assets.  The determination of the adequacy of the reserve is based on periodic evaluations of purchased receivable assets including an assessment of historical losses and current economic conditions.  The reserve for purchased receivable assets is included in the balance of these accounts on a net basis on the consolidated balance sheets, with changes to the balance charged against other operating expense.
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
Servicing Rights: Mortgage and commercial servicing rights associated with loans originated and sold, where servicing is retained, are measured at fair value and changes in fair value are reported through earnings. Changes in the fair value of servicing rights occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. For mortgage servicing rights ("MSRs"), the model assumptions are also compared to publicly filed information from several large MSR holders, as available.
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
Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet. These assets and liabilities are measured at fair value, and changes in fair value are recorded in earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions. For further detail, see Note 19.
Transfers or sales of financial assets: For transfers of entire financial assets or a participating interest in an entire financial asset recorded as sales, we recognize and initially measure at fair value all assets obtained and liabilities incurred. We record a gain or loss in other operating income for the difference between the carrying amount and the fair value of the assets sold. Fair values are based on quoted market prices, quoted market prices for similar assets, or if market prices are not available, then the fair value is estimated using discounted cash flow analysis with assumptions for credit losses, prepayments and discount rates that are corroborated by and verified against market observable data, where possible.
Advertising: Advertising, promotion, and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.3 million, $2.6 million, and $2.4 million for each of the periods ending December 31, 2018, 2017, and 2016, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 21, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2017 or 2016. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2018 totaled 44,721.
Information used to calculate earnings per share was as follows:

(In Thousands)	2018	2017	2016
Net income attributable to Northrim BanCorp, Inc.	$20,004	$13,151	$14,411
Basic weighted average common shares outstanding	6,878	6,890	6,884
Dilutive effect of potential common shares from awards granted under equity incentive program	104	88	91
Total	6,982	6,978	6,975
Earnings per common share
Basic	$2.91	$1.91	$2.09
Diluted	$2.86	$1.88	$2.06

Comprehensive Income: Comprehensive income consists of net income, net unrealized gains (losses) on securities available for sale after the tax effect, and net unrealized gains (losses) on derivative and hedging activities.

Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Kenai Peninsula, and Southeast areas of Alaska.  As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success.  A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry.  The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
At December 31, 2018 and 2017, the Company had $451.8 million and $424.8 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2018, 40% of the Company’s loan portfolio is attributable to 27 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $97.7 million at December 31, 2018.
Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies. In accordance with GAAP, the Company groups its assets and liabilities measured at fair value into the following three levels: :

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

Error Corrections:
Acquisition of RML
In 2016, the Company identified and has corrected an error regarding the accounting for payments to be made by the Company to the four former equity owners of RML that were negotiated as part of the Company’s acquisition of 76.5% of the equity interest in RML on December 1, 2014. Three of the four former equity owners of RML had continuing employment contracts with the Company as of December 1, 2014, and under the terms of the acquisition agreement, the payments are terminated for future periods if any two of these three continuing employees terminate employment before November 30, 2019. The fair value of the estimated payments was recorded as acquisition consideration on December 1, 2014, and accrued as a contingent liability. The Company has determined that these payments are more appropriately accounted for as compensation expense in the period they are incurred. Changes in the value of the contingent liability that was initially recorded when the Company acquired RML have previously been reflected on the Company’s Consolidated Statements of Income in the “Change in fair value, RML earn-out liability” line item in prior periods. As of September 30, 2016, this line item has been renamed to “Compensation expense - RML acquisition payments”, and the payments to the sellers of RML are expensed and recorded in the Consolidated Statements of Income in that same line item. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the period ended December 31, 2016, include the cumulative impact of the correction of the error, and prior period financial statements have not been restated. The error correction reduced the total purchase price of RML from $29.5 million to $22.2 million and reduced the amount of goodwill recorded in the RML acquisition from $14.8 million to $7.5 million. The error correction eliminated the contingent liability originally recorded as part of the purchase consideration and resulted in the accrual of compensation expense, which is included in "Other liabilities" on the Consolidated Balance Sheets. The error correction increased Compensation expense - RML acquisition payments by $2.3 million and reduced net income by $1.4 million and covered the period from December 1, 2014, through June 30, 2016. Additionally, the change in the prospective accounting treatment of these payments also increased Compensation expense - RML acquisition payments by $765,000 and reduced net income for the third and fourth quarters of 2016 by $438,000 for a total decrease in net income of $1.8 million in 2016. The change did not affect the total cash flows from operating, investing, or financing activities in the Consolidated Statement of Cash Flows. Accrued compensation expense related to these payments was $0 as of December 31, 2018 and represents compensation accrued for the period from December 1, 2018 through December 31, 2018.
Recognition of commercial servicing rights
In 2018, the Company recorded for the first time in other operating income the fair value of its commercial loan servicing portfolio of $1.0 million. This revenue is included in the "Commercial servicing revenue" line item in the Company's Consolidated Statement of Income. In previous years, the Company accounted for revenue from commercial servicing activities on a cash basis. Management evaluated the materiality of this error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the period ended December 31, 2018, include the cumulative impact of the correction of the error, and prior period financial statements have not been restated. The error correction increased total assets and net income by $737,000 after the impact of accounting for a provision for income taxes and covered the period from March 31, 2001 to December 31, 2018. The change did not affect cash flows from operating, investing, or financing activities in the Consolidated Statement of Cash Flows.
Occupancy expense
In 2018, the Company performed a review of it's premises and equipment assets as part of it's tax planning process related to the Tax Cuts and Jobs Act of 2017 that was enacted in December of 2017. During this review, the Company identified that $2.6 million of land was misclassified as buildings in 2008. This misclassification resulted in the recognition of $670,000 in depreciation expense between September 30, 2008 and June 30, 2018. Management evaluated the materiality of this error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the period ended December 31, 2018, include the cumulative impact of the correction of the error, and prior period financial statements have not been restated. The error correction increased total assets and net income by $480,000 after the impact of accounting for a provision for income taxes and covered the period from September 30, 2008 to December 31, 2018. The change did not affect cash flows from operating, investing, or financing activities in the Consolidated Statement of Cash Flows.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, this new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, including interest income and mortgage banking income have been identified as out of scope of this new guidance. The Company's overall assessment of material in-scope revenue sources include service charges on deposits and credit card payment processing fees. The Company adopted the guidance on January 1, 2018, utilizing the modified retrospective approach, which did not have a material impact on how the Company recognizes revenue or on our consolidated financial statements and disclosures. See Note 2 of the Notes to Consolidated Financial Statements for disclosures related to revenue generated from contracts with customers.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company adopted the guidance on January 1, 2018 and reclassified $191,000 in unrealized gains on its investments in preferred stock from other accumulated comprehensive income to retained earnings. The Company also used an exit price notion to measure the fair value of financial instruments for it's disclosures as of December 31, 2018. Adoption of the guidance does not have a material or significant impact on the Company's consolidated financial statements. As of January 1, 2018, unrealized gains and losses on marketable equity securities are included in other operating income in the Consolidated Statement of Income.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the guidance on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU 2017-12”). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and all transition requirements and elections must be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The Company early-adopted this standard in the first quarter of 2018, and it did not have a significant impact on the Company’s consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied on a prospective basis. The Company early adopted this standard in the fourth quarter of 2018, and it did not have a significant impact on the Company’s consolidated financial position or results of operations.
Accounting pronouncements to be implemented in future periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has formed a cross-functional team to begin implementation efforts of this new guidance. The team is evaluating the data elements and modeling options that are expected to be critical to the new process. Additionally, the Company has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined, however, the impact is expected to be significant and the impact on the Company's process for calculating the Allowance is also expected to be significant.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2018, and must be applied prospectively. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company expects to elect the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company will likely not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. When the Company adopts these amendments on January 1, 2019, the Company expects to recognize a right-of-use asset and related lease liability on the Company’s statement of financial condition of $15.9 and $15.9, respectively. The Company has finalized its review of the amendments and has updated its accounting policies and procedures.
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
NOTE 2 – Revenue
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
The majority of our ongoing revenue-generating transactions are not subject to Topic 606, including revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, purchased receivable income, financial guarantees, and derivatives are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant services income, and commissions from the sales of mutual funds and other investments. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s non-interest revenue is generated from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.
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
The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017 and 2016:

(In Thousands)	December 31,
Other operating income	2018	2017	2016
In-scope of Topic 606:
Bankcard fees	$2,811	$2,597	$2,670
Service charges on deposit accounts	1,508	1,614	1,998
Other	1,592	1,615	1,612
Other operating income (in-scope of Topic 606)	$5,911	$5,826	$6,280
Other operating income (out-of-scope of Topic 606)	26,256	34,648	36,983
Total other operating income	$32,167	$40,474	$43,263
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, 2017 and 2016, the Company did not have any significant contract balances.
Contract Acquisition Costs
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of ASU 2014-09, the Company did not capitalize any contract acquisition costs.

NOTE 3 – Cash and Due from Banks
The Company is required to maintain a $983,000 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2018, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.
The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively.

NOTE 4 - Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2018	2017
Interest bearing deposits at Federal Reserve Bank	$49,924	$52,083
Interest bearing deposits at FHLB	142	41
Other interest bearing deposits at other institutions	701	701
Total	$50,767	$52,825

NOTE 5 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$209,908	$391	$1,439	$208,860
Municipal securities	9,089	17	22	9,084
Corporate bonds	40,139	38	397	39,780
Collateralized loan obligations	13,990	—	104	13,886
Total securities available for sale	$273,126	$446	$1,962	$271,610
December 31, 2017
Securities available for sale
U.S. Treasury and government sponsored entities	$250,794	$3	$1,336	$249,461
Municipal securities	14,395	72	46	14,421
Corporate bonds	36,654	478	—	37,132
Collateralized loan obligations	6,000	5	—	6,005
Total securities available for sale	$307,843	$558	$1,382	$307,019

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2018
Securities Available for Sale
U.S. Treasury and government sponsored entities	$5,030	$6	$135,807	$1,433	$140,837	$1,439
Corporate bonds	22,285	397	—	—	22,285	397
Collateralized loan obligations	13,886	104	—	—	13,886	104
Municipal securities	—	—	1,673	22	1,673	22
Total	$41,201	$507	$137,480	$1,455	$178,681	$1,962
2017
Securities Available for Sale
U.S. Treasury and government sponsored entities	$116,331	$496	$122,605	$840	$238,936	$1,336
Municipal securities	3,994	17	2,298	29	6,292	46
Total	$120,325	$513	$124,903	$869	$245,228	$1,382

The unrealized losses on investments in government sponsored entities, corporate bonds, municipal securities, and collateralized loan obligations in both periods were caused by changes in interest rates.  At December 31, 2018 and 2017, there were 14 and 23 available for sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were 23 and 17 securities with unrealized losses at December 31, 2018 and 2017, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2018 and 2017, $58.4 million and $51.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2018, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$68,285	$67,798	1.41%
1-5 years	141,623	141,062	2.36%
Total	$209,908	$208,860	2.05%
Corporate bonds
1-5 years	$30,130	$30,103	3.45%
5-10 years	10,009	9,677	3.51%
Total	$40,139	$39,780	3.46%
Collateralized loan obligations
5-10 years	$3,000	$2,990	3.86%
Over 10 years	10,990	10,896	3.78%
Total	$13,990	$13,886	3.80%
Municipal securities
Within 1 year	$1,867	$1,861	1.64%
1-5 years	7,222	7,223	2.64%
Total	$9,089	$9,084	2.43%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2018, 2017, and 2016, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2018
Available for sale securities	$—	$—	$—
2017
Available for sale securities	$25,006	$14	$3
2016
Available for sale securities	$5,785	$12	$23

A summary of interest income for the years ending December 31, 2018, 2017, and 2016 on available for sale investment securities is as follows:

(In Thousands)	2018	2017	2016
U.S. Treasury and government sponsored entities	$3,682	$2,983	$2,661
U.S. Agency mortgage-backed securities	—	—	4
Other	1,532	880	633
Total taxable interest income	$5,214	$3,863	$3,298
Municipal securities	$267	$367	$282
Total tax-exempt interest income	$267	$367	$282
Total	$5,481	$4,230	$3,580

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
The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2018
AQR Pass	$315,112	$33,729	$72,256	$117,174	$307,126	$40,792	$18,768	$23,595	$928,552
AQR Special Mention	5,116	3,382	—	3,987	18,129	670	140	2	31,426
AQR Substandard	22,192	—	—	5,253	465	577	320	47	28,854
Subtotal	$342,420	$37,111	$72,256	$126,414	$325,720	$42,039	$19,228	$23,645	$988,833
Less: Unearned origination fees, net of origination costs									(4,487)
Total loans									$984,346
December 31, 2017
AQR Pass	$277,371	$31,201	$80,093	$127,059	$307,780	$39,777	$21,846	$19,895	$905,022
AQR Special Mention	4,921	—	—	2,095	11,051	634	3	22	18,726
AQR Substandard	31,222	—	—	2,888	482	—	767	2	35,361
Subtotal	$313,514	$31,201	$80,093	$132,042	$319,313	$40,411	$22,616	$19,919	$959,109
Less: Unearned origination fees, net of origination costs									(4,156)
Total loans									$954,953

At December 31, 2018, approximately 73% of the Company’s loans are secured by real estate and 2% are unsecured. Approximately 25% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Nonaccrual Loans
Nonaccrual loans net of government guarantees totaled $14.7 million and $21.2 million at December 31, 2018 and December 31, 2017, respectively. Interest income which would have been earned on nonaccrual loans for 2018, 2017, and 2016 amounted to $1.3 million, $1.4 million, and $676,000, respectively.  Additionally, the Company recognized interest income of $159,000, $120,000, and $181,000 in 2018, 2017, and 2016, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
December 31, 2018
Commercial	$1,329	$324	$1,287	$9,731	$12,671
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	577	—	577
Consumer secured by 1st deeds of trust	—	—	—	220	220
Consumer other	—	—	39	9	48
Total nonaccrual loans	1,329	324	3,597	9,960	15,210
Government guarantees on nonaccrual loans	(269)	—	—	(247)	(516)
Net nonaccrual loans	$1,060	$324	$3,597	$9,713	$14,694
December 31, 2017
Commercial	$810	$—	$2,652	$16,455	$19,917
Real estate term owner occupied	—	—	—	1,331	1,331
Consumer secured by 1st deeds of trust	—	—	378	—	378
Total nonaccrual loans	810	—	3,030	17,786	21,626
Government guarantees on nonaccrual loans	—	—	(94)	(373)	(467)
Net nonaccrual loans	$810	$—	$2,936	$17,413	$21,159

Past Due Loans
There were zero and $252,000 past due loans greater than 90 days and still accruing interest at December 31, 2018 and 2017, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
December 31, 2018
Commercial	$872	$857	$—	$1,729	$12,671	$328,020	$342,420
Real estate construction one-to-four family	—	—	—	—	—	37,111	37,111
Real estate construction other	—	—	—	—	—	72,256	72,256
Real estate term owner occupied	1,197	—	—	1,197	1,694	123,523	126,414
Real estate term non-owner occupied	—	—	—	—	—	325,720	325,720
Real estate term other	—	—	—	—	577	41,462	42,039
Consumer secured by 1st deed of trust	224	100	—	324	220	18,684	19,228
Consumer other	190	—	—	190	48	23,407	23,645
Subtotal	$2,483	$957	$—	$3,440	$15,210	$970,183	$988,833
Less: Unearned origination fees, net of origination costs							(4,487)
Total							$984,346
December 31, 2017
Commercial	$503	$—	$240	$743	$19,917	$292,854	$313,514
Real estate construction one-to-four family	—	—	—	—	—	31,201	31,201
Real estate construction other	90	—	—	90	—	80,003	80,093
Real estate term owner occupied	966	—	—	966	1,331	129,745	132,042
Real estate term non-owner occupied	—	—	—	—	—	319,313	319,313
Real estate term other	—	—	—	—	—	40,411	40,411
Consumer secured by 1st deed of trust	363	—	—	363	378	21,875	22,616
Consumer other	161	53	12	226	—	19,693	19,919
Subtotal	$2,083	$53	$252	$2,388	$21,626	$935,095	$959,109
Less: Unearned origination fees, net of origination costs							(4,156)
Total							$954,953

Impaired Loans
At December 31, 2018 and 2017, the recorded investment in loans that are considered to be impaired was $31.7 million and $32.0 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2018 and 2017:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	21,252	22,303	—
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Subtotal	$30,866	$31,917	$—

With an allowance recorded
Commercial - AQR substandard	$848	$1,352	$14
Subtotal	$848	$1,352	$14

Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	22,100	23,655	14
Real estate term owner-occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Total	$31,714	$33,269	$14

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded
Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	16,671	17,742	—
Real estate term owner occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Subtotal	$23,979	$25,135	$—

With an allowance recorded
Commercial - AQR substandard	$7,988	$7,988	$966
Subtotal	$7,988	$7,988	$966

Commercial - AQR special mention	$2,153	$2,153	$—
Commercial - AQR substandard	24,659	25,730	966
Real estate term owner-occupied - AQR substandard	2,862	2,862	—
Real estate term non-owner occupied - AQR pass	303	303	—
Real estate term non-owner occupied - AQR special mention	89	89	—
Real estate term non-owner occupied - AQR substandard	482	482	—
Real estate term other - AQR pass	559	559	—
Consumer secured by 1st deeds of trust - AQR pass	136	136	—
Consumer secured by 1st deeds of trust - AQR substandard	724	809	—
Total	$31,967	$33,123	$966

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged-off for book purposes.

The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2018 and 2017, respectively:

Year Ended December 31,	2018		2017
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$21	$2	$—	$—
Commercial - AQR special mention	2,146	128	582	1
Commercial - AQR substandard	24,548	381	19,521	487
Real estate term owner occupied - AQR pass	—	—	62	5
Real estate term owner occupied - AQR special mention	155	—	—	—
Real estate term owner occupied - AQR substandard	3,813	201	5,402	286
Real estate term non-owner occupied - AQR pass	265	24	354	43
Real estate term non-owner occupied - AQR special mention	22	2	23	2
Real estate term non-owner occupied - AQR substandard	381	30	611	45
Real estate term other - AQR pass	421	36	595	42
Real estate term other - AQR substandard	176	—	487	34
Consumer secured by 1st deeds of trust - AQR pass	135	13	35	3
Consumer secured by 1st deeds of trust - AQR special mention	—	—	105	10
Consumer secured by 1st deeds of trust - AQR substandard	175	10	561	17
Consumer other - AQR substandard	—	—	13	1
Subtotal	$32,258	$827	$28,351	$976

With an allowance recorded
Commercial - AQR special mention	$—	$—	$525	$3
Commercial - AQR substandard	2,323	20	8,019	4
Commercial - AQR doubtful	14	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	94	—	—	—
Subtotal	$2,431	$20	$8,544	$7

Total
Commercial - AQR pass	$21	$2	$—	$—
Commercial - AQR special mention	2,146	128	1,107	4
Commercial - AQR substandard	26,871	401	27,540	491
Commercial - AQR doubtful	14	—	—	—
Real estate term owner-occupied - AQR pass	—	—	62	5
Real estate term owner-occupied - AQR special mention	155	—	—	—
Real estate term owner-occupied - AQR substandard	3,813	201	5,402	286
Real estate term non-owner occupied - AQR pass	265	24	354	43
Real estate term non-owner occupied - AQR special mention	22	2	23	2
Real estate term non-owner occupied - AQR substandard	381	30	611	45
Real estate term other - AQR pass	421	36	595	42
Real estate term other - AQR substandard	176	—	487	34
Consumer secured by 1st deeds of trust - AQR pass	135	13	35	3
Consumer secured by 1st deeds of trust - AQR special mention	—	—	105	10
Consumer secured by 1st deeds of trust - AQR substandard	269	10	561	17
Consumer other - AQR substandard	—	—	13	1
Total Impaired Loans	$34,689	$847	$36,895	$983
The average recorded investment was $42.6 million, and interest income recognized on impaired loans was $2.4 million for the year ended December 31, 2016.
Purchased Credit Impaired Loans
The Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2018 and 2017 were $235,000 and $923,000, respectively.
Troubled Debt Restructurings
Loans classified as troubled debt restructurings (“TDR”) totaled $14.8 million and $23.8 million at December 31, 2018 and December 31, 2017, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table identifies the portion of TDR balances as of December 31, 2018 that were restructured during 2018:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$—	$1,166	$1,166
Real estate owner occupied - AQR substandard	227	1,694	1,921
Subtotal	$227	$2,860	$3,087
Existing Troubled Debt Restructurings	3,186	8,558	11,744
Total	$3,413	$11,418	$14,831

The following table provides additional information about loans that were restructured in 2018 and 2017:

	December 31, 2018
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$2,704	$—	$2,704
Real estate term owner occupied - AQR substandard	3	—	—	1,921	—	1,921
Total	7	$—	$—	$4,625	$—	$4,625
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$1,166	$—	$1,166
Real estate term owner occupied - AQR substandard	3	—	—	1,921	—	1,921
Total	7	$—	$—	$3,087	$—	$3,087

	December 31, 2017
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,078	$—	$—	$2,078
Commercial - AQR substandard	2	—	10,665	210	—	10,875
Total	3	$—	$12,743	$210	$—	$12,953
Post-Modification Outstanding Recorded Investment:
Commercial - AQR special mention	1	$—	$2,059	$—	$—	$2,059
Commercial - AQR substandard	2	—	8,349	202	—	8,551
Total	3	$—	$10,408	$202	$—	$10,610

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings at December 31, 2018.  There were $1.3 million of charge-offs in 2018 on loans that were later classified as a TDR, and there were $731,000 of charge-offs in 2017 on loans that were later classified as a TDR in 2017.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There was one TDR with specific impairment at December 31, 2018 and two at December 31, 2017, respectively.

There were no loans that were restructured during 2017, and 2016, respectively, that also subsequently defaulted within the first twelve months of restructure in those same periods. The following table presents TDRs that occurred during 2018 that subsequently defaulted during the twelve-months ended December 31, 2018:

		December 31, 2018
	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	4	$1,166
Real estate term owner occupied - AQR substandard	2	1,694
Total	6	$2,860

Loans to Related Parties
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2018	2017	2016
Balance, beginning of the year	$—	$90	$117
Loans made	—	—	—
Repayments	—	90	27
Balance, end of year	$—	$—	$90

The Company had $15,000 of unfunded loan commitments to these directors or their related interests on December 31, 2018 and 2017.
Pledged Loans
At December 31, 2018 and 2017, there were no loans pledged as collateral to secure public deposits.

NOTE 7 - Allowance for Loan Losses
The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,716)	—	—	—	—	(28)	(143)	(39)	—	(1,926)
Recoveries	442	—	—	—	—	3	12	27	—	484
Provision (benefit)	762	46	(291)	(167)	(244)	16	122	131	(875)	(500)
Balance, end of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Balance, end of period:
Individually evaluated
for impairment	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,646	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,505
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(1,611)	—	—	—	—	(5)	(85)	(43)	—	(1,744)
Recoveries	293	—		—	—	2	2	11	—	308
Provision (benefit)	1,955	79	101	(164)	(810)	(91)	85	(69)	2,114	3,200
Balance, end of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Balance, end of period:
Individually evaluated
for impairment	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Balance, end of period:
Collectively evaluated
for impairment	$5,206	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$20,495
2016
Balance, beginning of period	$5,906	$854	$1,439	$1,657	$5,515	$628	$264	$397	$1,493	$18,153
Charge-Offs	(903)	(535)	—	—	—	—	(36)	(8)	—	(1,482)
Recoveries	699	—	—	—	—	—	—	29	—	728
Provision (benefit)	(167)	231	26	701	1,338	191	85	(10)	(97)	2,298
Balance, end of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Balance, end of period:
Individually evaluated
for impairment	$614	$—	$—	$—	$—	$—	$—	$—	$—	$614
Balance, end of period:
Collectively evaluated
for impairment	$4,921	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,083

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2018
Balance, end of period	$341,091	$36,828	$71,658	$125,795	$324,198	$41,746	$19,234	$23,796	$984,346
Balance, end of period:
Individually evaluated
for impairment	$24,189	$—	$—	$5,253	$760	$1,063	$449	$—	$31,714
Balance, end of period:
Collectively evaluated
for impairment	$316,902	$36,828	$71,658	$120,542	$323,438	$40,683	$18,785	$23,796	$952,632
December 31, 2017
Balance, end of period	$312,254	$30,955	$79,784	$131,389	$317,808	$40,101	$22,625	$20,037	$954,953
Balance, end of period:
Individually evaluated
for impairment	$26,812	$—	$—	$2,862	$874	$559	$860	$—	$31,967
Balance, end of period:
Collectively evaluated
for impairment	$285,442	$30,955	$79,784	$128,527	$316,934	$39,542	$21,765	$20,037	$922,986

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2018
Individually evaluated for impairment
AQR Substandard	$14	$14	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,005	5,522	615	1,275	1,958	5,236	683	303	413	—
AQR Special Mention	828	121	60	—	69	563	12	3	—	—
AQR Substandard	37	3	—	—	—	—	21	—	13	—
Unallocated	2,635	—	—	—	—	—	—	—	—	2,635
	$19,519	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635
December 31, 2017
Individually evaluated for impairment:
AQR Substandard	$966	$966	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,453	5,079	629	1,566	2,154	5,680	725	315	305	—
AQR Special Mention	524	120	—	—	40	363	—	—	1	—
AQR Substandard	8	7	—	—	—	—	—	—	1	—
Unallocated	3,510	—	—	—	—	—	—	—	—	3,510
	$21,461	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2018, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2018 or 2017, and there were no restructured purchased receivables in 2018, 2017, or 2016.
Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method, except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2018, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2018	2017
Purchased receivables	$14,596	$22,431
Reserve for purchased receivable losses	(190)	(200)
Total	$14,406	$22,231

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2018	2017	2016
Balance at beginning of year	$200	$171	$181
Reserve for (recovery from) purchased receivables	(10)	29	(10)
Balance at end of year	$190	$200	$171

The Company recorded no charge-offs of purchased receivables in 2018, 2017, or 2016.

NOTE 9 - Other Real Estate Owned
At December 31, 2018 and 2017, the Company held $8.0 million and $8.7 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2018	2017	2016
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$802	$420	$304
Impairment on OREO	—	904	187
Rental income on OREO	(541)	(116)	(98)
Gains on sale of OREO	(3)	(371)	(295)
Total	$258	$837	$98

NOTE 10 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2018	2017
Land		$5,137	$2,562
Furniture and equipment	3-7 years	10,917	8,323
Tenant improvements	2-15 years	8,268	8,323
Buildings	39 years	35,626	38,114
Total Premises and Equipment		59,948	57,322
Accumulated depreciation and amortization		(20,858)	(19,455)
Total Premises and Equipment, Net		$39,090	$37,867

Depreciation expense and amortization of leasehold improvements was $2.3 million, $2.9 million, and $2.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Related Party Transactions: The Company made $49,000 in payments to related parties for design consultation for Bank branches for the year ended December 31, 2018 and no payments to related parties in 2017 or 2016.

NOTE 11 - Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the year indicated:

(In Thousands)	2018	2017	2016

Balance, beginning of period	$7,305	$4,157	$1,654
Additions for new MSR capitalized	3,641	3,146	3,029
Changes in fair value:
Due to changes in model inputs of assumptions (1)	591	551	(214)
Other (2)	(716)	(549)	(312)
Carrying value, December 31	$10,821	$7,305	$4,157

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of December 31, 2018 and 2017:

(In Thousands)	December 31, 2018	December 31, 2017

Balance of mortgage loans serviced for others	$557,583	$406,291
MSR as a percentage of serviced loans	1.94%	1.80%

The Company recognized servicing fees of $1.9 million, $1.3 million, and $675,000 during 2018, 2017, and 2016, respectively, which includes revenues recognized at capitalization of new mortgage servicing rights, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2018 and 2017:

	2018	2017

Average constant prepayment rate	7.70%	9.00%
Average discount rate	9.94%	9.45%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at December 31, 2018 and 2017 were as follows:

(In Thousands)		December 31, 2018	December 31, 2017
Aggregate portfolio principal balance		$557,583	$406,291
Weighted average rate of note		3.91%	3.77%

December 31, 2018	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	7.70%	19.35%	20.95%
Discount rate	9.94%	8.94%	7.94%
Fair value MSR	$10,821	$7,115	$6,829
Percentage of MSR	1.94%	1.28%	1.22%

December 31, 2017
Conditional prepayment rate	9.00%	23.33%	25.25%
Discount rate	9.45%	8.45%	7.45%
Fair value MSR	$7,305	$4,343	$4,109
Percentage of MSR	1.80%	1.07%	1.01%

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

Commercial servicing rights
The Company recorded a commercial servicing right asset ("CSR") for the first time in 2018. Refer to the "Error Corrections" section in footnote 1 of the Notes to the Consolidated Financial Statements for additional information regarding this adjustment. The CSR has a carrying value of $1.0 million at December 31, 2018, and total commercial loans serviced for others were $239.5 million at December 31, 2018. Key assumptions used in measuring the fair value of CSRs as of December 31, 2018 include a conditional prepayment rate of 12.72% and a discount rate of 11.49%.

NOTE 12 - Goodwill and Intangible Assets
A summary of goodwill and intangible assets at December 31, 2018 and 2017, is as follows:

(In Thousands)	2018	2017
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	187	257
Trade name intangible	950	950
Total	$16,154	$16,224

Goodwill and Other Intangible Assets: Goodwill as of December 31, 2018 and 2017 includes $6.9 million related to the Company's acquisition of branch locations from Bank of America in 1998. In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company amortized the CDI related to the Alaska First acquisition over its estimated useful life.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska Pacific CDI was $435,000, $365,000 and $283,000 at December 31, 2018, 2017, and 2016, respectively. Lastly, on December 1, 2014 the Company recorded goodwill and a trade name intangible as part of the acquisition of RML. As of December 31, 2018 and 2017, the Company has $7.5 million of goodwill and $950,000 of trade name intangible recorded related to this transaction. Refer to Note 1 for discussion of the change in the balance of goodwill in 2016 related to this acquisition. These assets have indefinite useful lives and are not amortized.
The Company performed its annual goodwill impairment testing at December 31, 2018 and 2017 in accordance with the policy described in Note 1 to the financial statements. At December 31, 2018, the Company performed its annual impairment test using a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; and improvements in the Alaskan economy in 2018. Significant negative inputs to the qualitative assessment included the recent decline in oil prices and in the company's stock price, as well as the decline in the volume of mortgage originations in Alaska and the decrease in net income in the Company's Home Mortgage Lending segment. For the Community Banking segment, we believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2018 and that no potential impairment existed at that time. After review of these qualitative inputs, the Company determined that performing a quantitative goodwill impairment test for the Home Mortgage Lending segment as of December 31, 2018 was appropriate. The Company estimated the fair value of the Home Mortgage Lending segment using a discounted cash flow approach. We then compared the estimated fair value of the Home Mortgage Lending segment to the carrying value as of December 31, 2018 and concluded that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $70,000, $100,000, and $135,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  Accumulated amortization for intangible assets was $7.0 million and $6.9 million at December 31, 2018 and 2017, respectively.
The future amortization expense required on these assets is as follows:

(In Thousands)
2019	$60
2020	48
2021	37
2022	25
2023	14
Thereafter	3
Total	$187

NOTE 13 - Other Assets
A summary of other assets as of December 31, 2018 and 2017, is as follows:

(In Thousands)	2018	2017
Other assets:
Investment in Low Income Housing Partnerships	$19,243	$21,908
Deferred taxes, net	3,246	6,260
Taxes receivable	8,188	5,331
Bank owned life insurance	6,272	5,313
Software	4,888	5,270
Accrued interest receivable	4,817	4,385
Investment in equity method investments	2,259	3,878
Prepaid expenses	1,902	1,269
Repossessed assets	1,242	—
Commercial servicing rights	1,030	—
Interest rate lock commitments	978	873
Interest rate swaps designated as hedging instruments	607	184
Other assets	1,832	1,470
Total	$56,504	$56,141
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:

•	The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $2.7 million, $2.3 million, and $2.9 million in 2018, 2017, and 2016, respectively.  The Company expects to fund its remaining $1.2 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax credits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
R4 - MVV	May 2014	17	$8,528	($8,248)	$280
R4 - Coronado	March 2013	17	10,729	(10,188)	541
R4 - PJ33	June 2016	17	6,835	(6,442)	393
WNC	December 2012	16	2,500	(2,500)	—
USA 57	December 2006	15	3,000	(3,000)	—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
Centerline XXII	January 2003	18	3,000	(3,000)	—
Total			$37,592	($36,378)	$1,214

NOTE 14 - Deposits
Deposits: At December 31, 2018, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2019	$57,451
2020	47,071
2021	5,458
2022	710
2023	784
Thereafter	1,799
Total	$113,273

The Company is a member of the Certificate of Deposit Account Registry System (“CDARS”) which is a network of over 3,000 banks throughout the United States.  The CDARS system was founded in 2003 and allows participating banks to exchange FDIC insurance coverage so that 100% of the balance of their customers’ certificates of deposit are fully subject to FDIC insurance.  The system also allows for investment of banks’ own investment dollars in the form of domestic certificates of deposit.  The Company had no CDARS certificates of deposits at December 31, 2018 or 2017.
At December 31, 2018 and 2017, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the FHLB.  At December 31, 2018 and 2017, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2018 and 2017, the Company held $2.7 million and $2.5 million, in deposits for related parties, including directors, executive officers, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2018	2017	2016
Interest-bearing demand accounts	$8	$21	$67
Money market accounts	855	472	418
Savings accounts	744	520	489
Certificates of deposit $250,000 and greater	472	480	614
Certificates of deposit less than $250,000	228	214	282
Total	$2,307	$1,707	$1,870

NOTE 15 - Borrowings
The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2018, the Company's available borrowing line is $139.3 million, representing approximately 10% of total assets. Additional advances of up to 45% of eligible assets, or $667.8 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $7.2 million and $7.4 million as of December 31, 2018 and 2017, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. The first advance was a $2.2 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an 18 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance was a $2.3 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the loan made to the borrower, and a fixed interest rate of 2.61%. The last advance was a $3.1 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
The Federal Reserve Bank is holding $78.6 million of loans as collateral to secure available borrowing lines through the discount window of $48.9 million at December 31, 2018.  There were no discount window advances outstanding at December 31, 2018 and 2017.  The Company paid less than $1,000 in interest in 2018 and 2017 on this agreement.
The Company is subject to provisions under the laws in the State of Alaska which, subject to certain exceptions, limit the amount of the Bank's outstanding debt to 15% of total assets or $222.6 million and $225.8 million at December 31, 2018 and 2017, respectively.
Securities sold under agreements to repurchase were $34.3 million and $27.7 million, respectively, for December 31, 2018 and 2017.  The Company was paying an average rate of 0.17% and 0.14% on these agreements at December 31, 2018 and 2017, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2018 and 2017 was $29.9 million and $29.0 million, respectively, and the maximum outstanding at any month-end was $36.5 million and $32.6 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the FHLB under the Company’s control.
The future principal payments that are required on the Company’s borrowings as of December 31, 2018, are as follows:

(In Thousands)
2019	$34,445
2020	173
2021	178
2022	184
2023	189
Thereafter	6,350
Total	$41,519

The Company recognized interest expense of $273,000, $207,000, and $157,000 on borrowings and securities sold under repurchase agreements in 2018, 2017, and 2016, respectively. The average interest rates paid on long-term debt in the same periods was 3.39%, 3.23%, and 2.82%, respectively.

NOTE 16 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualified as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust were owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust was not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest cost to the Company on these debentures was zero, $219,000, and $319,000 in 2018, 2017, and 2016, respectively.  The Company entered into contractual arrangements which, taken collectively, fully and unconditionally guaranteed payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities were mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company redeemed the debentures purchased by the Trust in whole, on August 15, 2017.  As specified in the indenture, the redemption price was the principal amount and all accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 4.16% at December 31, 2018.  The interest cost to the Company on these debentures was $368,000, $268,000, and $215,000 in 2018, 2017, and 2016, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 - Employee Benefit Plans
Employees of Northrim Bank are eligible to participate in the Bank's 401(k) plan. Bank employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986. Bank employees may participate in the plan upon date of hire.  Under the plan, each eligible participant may contribute a percentage of their eligible salary to a maximum established by the IRS, and Northrim Bank provides for a mandatory $1.00 match for each $1.00 contributed by an employee up to 5.5% of the employee’s eligible salary.  Northrim Bank may increase the matching contribution at the discretion of the Board of Directors.
Northrim Bank expensed $1.2 million, $904,000, and $841,000, in 2018, 2017, and 2016, respectively, for 401(k) contributions and included these expenses in "Salaries and other personal expense" in the Consolidated Statements of Income.
Employees of RML may participate in RML's 401(k) plan. Participation in the plan is available to RML employees who have completed three months of service with the Company and have attained the age of 20 1/2. RML expensed $160,000, $164,000, and $190,000 in 2018, 2017, and 2016, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.

On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $247,000, $264,000, and $299,000, in 2018, 2017, and 2016, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2018 and 2017, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.2 million and $2.3 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $489,000, $600,000, and $673,000 in 2018, 2017, and 2016, respectively. RML's recorded obligation under the SERP amounted to $2.3 million and $3.3 million at December 31, 2018 and 2017, respectively, and was included in "Other liabilities".
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $52,000 in 2018, a decrease in its liability of $140,000 in 2017, and an increase in its liability of $199,000 in 2016.  These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2018 and 2017, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.5 million for both years.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  Executive officers, in addition to all employees of Northrim Bank who commenced employment prior to the January 1 that precedes or coincides with a performance period, are eligible to participate in payments made from a profit sharing pool calculated in accordance with the provisions of the Profit Sharing Plan.  The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using performance goals that are established by the Compensation Committee of the Board.  If the performance goals are met for the year, the profit sharing pool for the period is calculated based on a formula that is also approved by the Compensation Committee each year.  The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $1.3 million, $1.2 million, and $1.1 million for 2018, 2017, and 2016, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2019 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 18 - Commitments and Contingencies
Leases: Rental expense under leases for equipment and premises was $2.9 million, $2.9 million, and $2.8 million in 2018, 2017, and 2016, respectively.  The Company's required minimum rental payments on non-cancelable leases as of December 31, 2018, are as follows:

(In Thousands)
2019	$2,668
2020	2,495
2021	2,413
2022	1,983
2023	1,767
Thereafter	8,121
Total	$19,447

Rental income under leases was $692,000, $532,000 and $424,000 in 2018, 2017, and 2016, respectively.  The Company's future required minimum rental receipts on non-cancelable leases as of December 31, 2018, are as follows:

(In Thousands)
2019	$537
2020	293
2021	295
2022	178
Total	$1,303
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

(In Thousands)	2018	2017
Off-balance sheet commitments:
Commitments to extend credit	$260,602	$283,937
Commitments to originate loans held for sale	$44,999	$43,602
Standby letters of credit	$3,157	$7,606
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
Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these loans. Management believes that any liabilities that may result from such recourse provisions are not significant.
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

Total unfunded commitments were $308.8 million and $335.1 million at December 31, 2018 and 2017, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has a reserve for losses related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The reserve was $130,000 and $152,000 as of December 31, 2018 and 2017, respectively.
Capital Expenditures and Commitments: At December 31, 2018, the Company has capital commitments related to the planned improvements to the Company’s corporate office building. At December 31, 2018 the Company considers these commitments to be immaterial. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2018.

NOTE 19 - Derivatives
Interest rate swaps related to community banking activities
The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $296,000 and $300,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2018 and 2017, respectively.
The Company had interest rate swaps with an aggregate notional amount of $16.0 million and $12.5 million at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, the notional amount of interest rate swaps is made up of three variable to fixed rate swaps to commercial loan customers totaling $8.0 million, and three fixed to variable rate swap with a counterparty totaling $8.0 million. Changes in fair value from these six interest rate swaps offset each other in 2018 and 2017. The Company recognized $84,000 and $26,000 in fee income related to interest rate swaps in 2018 and 2017, respectively, and did not recognize any fee income in 2016. Interest rate swap income is recorded in "Other income" on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 4.16% as of December 31, 2018. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2018 and 2017. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $607,000 and $184,000 as of December 31, 2018 and 2017, respectively.
Interest rate swaps related to home mortgage lending activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments using interest rate swaps, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2018 and 2017, RML had commitments to originate mortgage loans held for sale totaling $45.0 million and $43.6 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in "Mortgage banking income" on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2018 and December 31, 2017:

(In Thousands)	Asset Derivatives
		December 31, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$246	$77
Interest rate lock commitments	Other assets	978	873
Total		$1,224	$950

(In Thousands)	Liability Derivatives
		December 31, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$246	$77
Retail interest rate contracts	Other liabilities	262	—
Total		$508	$77
The following table presents the income (losses) of derivatives not designated as hedging instruments at December 31, 2018 and December 31, 2017:

(In Thousands)	Income Statement Location	December 31, 2018	December 31, 2017

Interest rate contracts	Mortgage banking income	$257	($420)
Interest rate lock commitments	Mortgage banking income	105	(229)
Total		$362	($649)
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

The following table summarizes the derivatives that have a right of offset as of December 31, 2018 and 2017:

December 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$246	$—	$246	$—	$—	$246

Liability Derivatives
Interest rate swaps	$246	$—	$246	$—	$246	$—

December 31, 2017				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$77	$—	$77	$—	$—	$77

Liability Derivatives
Interest rate swaps	$77	$—	$77	$—	$77	$—

NOTE 20 - Common Stock
Quarterly cash dividends were paid aggregating to $7.1 million, $6.0 million, and $5.4 million, or $1.02 per share, $0.86 per share, and $0.78 per share, in 2018, 2017, and 2016, respectively.  On February 28, 2019, the Board of Directors declared a $0.30 per share cash dividend payable on March 22, 2019, to shareholders of record on March 14, 2019.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In September 2002, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2018, there are 153,433 shares available under the stock repurchase program. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will repurchase all of the authorized shares.  During 2018 and 2017, 15,468 and 58,341 shares were repurchased, respectively. There were no repurchases in 2016.

NOTE 21 - Stock-Based Compensation
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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2018, 2017, and 2016:

Stock Options:	2018	2017	2016
Grant date fair value	$7.69	$6.70	$6.31
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	3.01%	2.29%	2.15%
Dividend yield rate	2.91%	2.64%	2.85%
Price volatility	23.47%	23.43%	27.37%

The following table summarizes stock option activity during 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2018	143,445	$26.79
Granted	22,384	37.06
Forfeited	—	—
Exercised	(17,764)	21.82
Outstanding at December 31, 2018	148,065	$28.94	6.09

At December 31, 2018, 2017, and 2016, there were 100,824, 89,561, and 119,898 options exercisable, with weighted average exercise prices of $26.50, $24.48, and $21.55, respectively.
The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2018 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2018.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2018, 2017, and 2016 was $646,000, $670,000, and $1,170,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2018, 2017, and 2016 was $383,000, $631,000, and $208,000, respectively.

The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. In 2018, 2017, and 2016 the Company received cash of $195,000, $69,000, and zero, respectively, for cash stock option exercises. In 2018, 2017, and 2016 the Company net settled $193,000, $954,000, and $847,000 respectively, for cashless stock option exercises.  The Company withheld $227,000, $1.1 million, and $1.1 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2018, 2017, and 2016, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $183,000, $152,000, and $207,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2018, there was approximately $298,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.4 years.
Restricted Stock Units:  Under the 2017 Plan and previous plans, the Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
The following table summarizes restricted stock unit activity during 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2018	65,883	$30.10
Granted	26,163	37.06
Vested	(17,664)	28.76
Forfeited	—	—
Outstanding at December 31, 2018	74,382	$32.87	1.90

The total intrinsic value of restricted stock units vested for the years ended December 31, 2018, 2017, and 2016 was $654,000, $676,000, and $501,000, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $633,000, $513,000, and $571,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2018, there was approximately $1.7 million of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.3 years.

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

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $18 million trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  In the third quarter of 2017, the Company redeemed $8 million its trust preferred securities offerings. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2018 and 2017, respectively, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$190,541	14.73%	$58,210	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$216,410	16.73%	$103,484	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$200,189	15.47%	$77,643	≥ 6%	NA	NA
Tier I Capital (to average assets)	$200,189	13.40%	$59,758	≥ 4%	NA	NA
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$177,005	13.89%	$57,345	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$202,638	15.90%	$101,956	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$186,637	14.65%	$76,438	≥ 6%	NA	NA
Tier I Capital (to average assets)	$186,637	12.41%	$60,157	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$166,580	13.05%	$57,441	≥ 4.5%	$82,971	≥ 6.5%
Total Capital (to risk-weighted assets)	$182,585	14.30%	$102,145	≥ 8%	$127,682	≥ 10%
Tier I Capital (to risk-weighted assets)	$166,580	13.05%	$76,589	≥ 6%	$102,118	≥ 8%
Tier I Capital (to average assets)	$166,580	11.28%	$59,071	≥ 4%	$73,839	≥ 5%
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$161,996	12.83%	$56,819	≥ 4.5%	$82,071	≥ 6.5%
Total Capital (to risk-weighted assets)	$177,857	14.08%	$101,055	≥ 8%	$126,319	≥ 10%
Tier I Capital (to risk-weighted assets)	$161,996	12.83%	$75,758	≥ 6%	$101,011	≥ 8%
Tier I Capital (to average assets)	$161,996	10.87%	$59,612	≥ 4%	$74,515	≥ 5%

As of the most recent notification from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2018, that the Company and Bank meets all capital adequacy requirements to which they are subject.

The Company and Bank are required to have a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets. An institution that does not meet the conservation buffer requirement will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

NOTE 23 - Income Taxes

At December 31, 2018 and 2017, the Company had $8.2 million and $5.3 million in total taxes receivable, respectively, included in "Other assets" in the Consolidated Balance Sheets.  The Company realized $2.8 million, $3.5 million, and $3.5 million in tax credits related to its investments in low income housing tax credit partnerships for 2018, 2017, and 2016 respectively.
Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2018:
Federal	($1,549)	$2,017	$468
State	(85)	997	912
Amortization of investment in low income housing tax credit partnerships	2,691	—	2,691
Total	$1,057	$3,014	$4,071
2017:
Federal	$2,618	$3,658	$6,276
State	1,423	346	1,769
Amortization of investment in low income housing tax credit partnerships	2,276	—	2,276
Total	$6,317	$4,004	$10,321
2016:
Federal	$2,844	($251)	$2,593
State	665	(74)	591
Amortization of investment in low income housing tax credit partnerships	2,868	—	2,868
Total	$6,377	($325)	$6,052

The actual expense for 2018, 2017, and 2016, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017, and 2016) as follows:

(In Thousands)	2018	2017	2016
Computed “expected” income tax expense	$5,056	$8,330	$7,365
State income taxes, net	720	1,225	384
Tax-exempt interest on investment securities	(307)	(597)	(566)
Amortization of investment in low income housing tax credit partnerships	2,691	2,276	2,868
Low income housing credits	(2,821)	(3,468)	(3,540)
Revaluation of deferred tax assets	(470)	2,678	—
Other	(798)	(123)	(459)
Total	$4,071	$10,321	$6,052

The components of the net deferred tax asset are as follows:

(In Thousands)	2018	2017	2016
Deferred Tax Asset:
Allowance for loan losses	$5,313	$5,922	$7,717
Loan fees, net of costs	818	825	1,823
Other real estate owned	160	160	123
Deferred compensation	1,121	1,218	2,112
Equity compensation	435	422	544
Loan discount	79	171	326
Fair market value adjustment on certificates of deposit	123	147	247
Unrealized loss on available for sale investment securities, net	270	59	195
Other	1,069	693	1,455
Total Deferred Tax Asset	$9,388	$9,617	$14,542

Deferred Tax Liability:
Intangible amortization	($288)	($219)	($2,804)
Mortgage servicing rights	(3,424)	(2,156)	(415)
Depreciation and amortization	(1,873)	(404)	31
FHLB stock repurchase and dividends	(178)	(179)	(686)
Other	(379)	(399)	(404)
Total Deferred Tax Liability	($6,142)	($3,357)	($4,278)
Net Deferred Tax Asset	$3,246	$6,260	$10,264
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
As of December 31, 2018, the Company had no unrecognized tax benefits. There was $250,000 related to interest and penalties recognized for the year ended December 31, 2018 and none for the years ended , 2017 and 2016.  The tax years subject to examination by federal and state taxing authorities are the years ending December 31, 2018, 2017, 2016, and 2015.

NOTE 24 - Fair Value Measurements
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

Servicing rights: MSRs and CSRs are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSRs and CSRs, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

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

Estimated fair values as of the periods indicated are as follows:

	December 31, 2018		December 31, 2017
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$77,538	$77,538	$77,841	$77,841
Investment securities available for sale	74,549	74,549	53,386	53,386
Marketable equity securities	7,265	7,265	5,731	5,731

Level 2 inputs:
Investment securities available for sale	197,061	197,061	253,633	253,633
Investment in Federal Home Loan Bank Stock	2,101	2,101	2,115	2,115
Accrued interest receivable	4,817	4,817	4,385	4,385
Interest rate swaps	853	853	261	261

Level 3 inputs:
Loans and loans held for sale[1]	1,019,056	995,115	999,445	1,001,346
Purchased receivables, net	14,406	14,406	22,231	22,231
Interest rate lock commitments	978	978	873	873
Mortgage servicing rights	10,821	10,821	7,305	7,305
Commercial servicing rights	1,030	1,030	—	—

Financial liabilities:
Level 2 inputs:
Deposits	$1,228,088	$1,227,086	$1,258,283	$1,257,670
Securities sold under repurchase agreements	34,278	34,278	27,746	27,746
Borrowings	7,241	6,965	7,362	7,308
Accrued interest payable	22	22	24	24
Interest rate swaps	246	246	77	77
Retail interest rate contracts	262	262	—	—
Level 3 inputs:
Junior subordinated debentures	10,310	10,809	10,310	9,856
1Carrying amount is net of unearned income. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and loans held for sale as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,860	$54,863	$153,997	$—
Municipal securities	9,084	—	9,084	—
Corporate bonds	39,780	19,686	20,094	—
Collateralized loan obligations	13,886	—	13,886	—
Total available for sale securities	$271,610	$74,549	$197,061	$—
Marketable equity securities	$7,265	$7,265	$—	$—
Total marketable equity securities	$7,265	$7,265	$—	$—
Interest rate swaps	$853	$—	$853	$—
Interest rate lock commitments	978	—	—	978
Mortgage servicing rights	10,821	—	—	10,821
Commercial servicing rights	1,030	—	—	1,030
Total other assets	$13,682	$—	$853	$12,829
Liabilities:
Interest rate swaps	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—
Total other liabilities	$508	$—	$508	$—
December 31, 2017
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$249,461	$49,878	$199,583	$—
Municipal securities	14,421	—	14,421	—
Corporate bonds	37,132	3,508	33,624	—
Collateralized loan obligations	6,005	—	6,005	—
Total available for sale securities	$307,019	$53,386	$253,633	$—
Marketable equity securities	$5,731	$5,731	$—	$—
Total marketable equity securities	$5,731	$5,731	$—	$—
Interest rate swaps	$261	$—	$261	$—
Interest rate lock commitments	873	—	—	873
Mortgage servicing rights	7,305	—	—	7,305
Total other assets	$8,439	$—	$261	$8,178
Liabilities:
Interest rate swaps	$77	$—	$77	$—
Total other liabilities	$77	$—	$77	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2018 and 2017:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2018
Interest rate lock commitments	$873	($2,018)	$18,585	($16,462)	$978
Mortgage servicing rights	7,305	(125)	3,641	—	10,821
Commercial servicing rights	—	972	58	—	1,030
Total	$8,178	($1,171)	$22,284	($16,462)	$12,829
December 31, 2017
Interest rate lock commitments	$1,137	($1,615)	$15,084	($13,733)	$873
Mortgage servicing rights	4,157	2	3,146	—	7,305
Total	$5,294	($1,613)	$18,230	($13,733)	$8,178

During 2018 and 2017, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Loans measured for impairment	$848	$—	$—	$848
Other assets - equity method investment	709	—	—	709
Total	$1,557	$—	$—	$1,557
December 31, 2017
Loans measured for impairment	$7,988	$—	$—	$7,988
Other real estate owned	3,927	—	—	3,927
Other assets - equity method investment	2,292	—	—	2,292
Total	$14,207	$—	$—	$14,207

The following table presents the (income) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2018, 2017 and 2016, respectively:

(In Thousands)	2018	2017	2016
Loans measured for impairment	($952)	$352	$270
Other real estate owned	—	904	187
Other operating expense - impairment on equity method investment	804	686	—
Total (income) loss from nonrecurring measurements	($148)	$1,942	$457

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value at December 31, 2018 and 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	65%
	Discounted cash flow	Discount rate	8.25% - 8.50%
Interest rate lock commitment	External pricing model	Pull through rate	91.66%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.62% - 9.87%
		Discount rate	9.93% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%
December 31, 2017
Loans measured for impairment	In-house valuation of collateral	Discount rate	32% - 40%
	Discounted cash flow	Discount rate	14%
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	25% - 32%
Interest rate lock commitment	External pricing model	Pull through rate	93%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.94% - 11.34%
		Discount rate	9.42% - 10.05%

NOTE 25 - Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2018, the Community Banking segment operated 15 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$62,097	$2,080	$64,177
Interest expense	2,370	599	2,969
Net interest income	59,727	1,481	61,208
Benefit for loan losses	(500)	—	(500)
Other operating income	11,323	20,844	32,167
Other operating expense	49,956	19,844	69,800
Income before provision for income taxes	21,594	2,481	24,075
Provision for income taxes	3,361	710	4,071
Net income	$18,233	$1,771	$20,004

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$58,308	$1,800	$60,108
Interest expense	1,860	570	2,430
Net interest income	56,448	1,230	57,678
Provision for loan losses	3,200	—	3,200
Other operating income	17,187	23,287	40,474
Compensation expense, RML acquisition payments	130	—	130
Other operating expense	50,271	20,752	71,023
Income before provision for income taxes	20,034	3,765	23,799
Provision for income taxes	9,499	822	10,321
Net income	10,535	2,943	13,478
Less: net income attributable to the noncontrolling interest	327	—	327
Net income attributable to Northrim BanCorp, Inc.	$10,208	$2,943	$13,151

Total assets	$1,452,602	$65,994	$1,518,596
Loans held for sale	$—	$43,979	$43,979

December 31, 2016
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$56,986	$1,932	$58,918
Interest expense	1,739	822	2,561
Net interest income	55,247	1,110	56,357
Provision (benefit) for loan losses	2,298	—	2,298
Other operating income	13,756	29,507	43,263
Compensation expense, RML acquisition payments	4,775	—	4,775
Other operating expense	48,610	22,895	71,505
Income before provision for income taxes	13,320	7,722	21,042
Provision for income taxes	2,867	3,185	6,052
Net income	10,453	4,537	14,990
Less: net income attributable to the noncontrolling interest	579	—	579
Net income attributable to Northrim BanCorp, Inc.	$9,874	$4,537	$14,411

Total assets	$1,459,261	$66,590	$1,525,851
Loans held for sale	$—	$43,849	$43,849

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2018	2017
(In Thousands)
Assets
Cash and cash equivalents	$18,314	$15,872
Marketable equity securities	7,265	5,731
Investment in Northrim Bank	181,781	177,824
Investment in NISC	1,501	1,469
Investment in NST2	310	310
Taxes receivable, net	6,914	992
Other assets	800	1,951
Total Assets	$216,885	$204,149
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	628	1,037
Total Liabilities	10,938	11,347
Shareholders' Equity
Common stock	6,883	6,872
Additional paid-in capital	62,132	61,793
Retained earnings	137,452	124,322
Accumulated other comprehensive loss	(520)	(185)
Total Shareholders' Equity	205,947	192,802
Total Liabilities and Shareholders' Equity	$216,885	$204,149

Statements of Income for Years Ended:	2018	2017	2016
(In Thousands)
Income
Interest income	$477	$408	$369
Equity in undistributed earnings from Northrim Bank	20,888	14,055	14,969
Equity in undistributed earnings from NISC	166	122	95
Loss on marketable equity securities	(625)	—	—
Other income	5	—	—
Total Income	$20,911	$14,585	$15,433
Expense
Interest expense	389	516	534
Administrative and other expenses	2,524	2,242	2,050
Total Expense	2,913	2,758	2,584
Income Before Benefit from Income Taxes	17,998	11,827	12,849
Benefit from income taxes	(2,006)	(1,324)	(1,562)
Net Income	$20,004	$13,151	$14,411

Statements of Cash Flows for Years Ended:	2018	2017	2016
(In Thousands)
Operating Activities:
Net income	$20,004	$13,151	$14,411
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(20,920)	(14,132)	(15,201)
Change in fair value marketable equity securities	625	—	—
Stock-based compensation	816	665	778
Changes in other assets and liabilities	(6,428)	207	(1,653)
Net Cash Used from Operating Activities	(5,903)	(109)	(1,665)
Investing Activities:
Purchases of marketable equity securities	(3,000)	(499)	(1,373)
Proceeds from sales/calls/maturities of marketable equity securities	783	—	—
Investment in Northrim Bank, NISC, NCT1 & NST2	17,877	11,989	10,115
Net Cash Provided by Investing Activities	15,660	11,490	8,742
Financing Activities:
Dividends paid to shareholders	(7,064)	(5,965)	(5,372)
Proceeds from issuance of common stock and excess tax benefits	243	100	—
Repurchase of common stock	(494)	(1,607)	—
Net Cash Used from Financing Activities	(7,315)	(7,472)	(5,372)
Net change in Cash and Cash Equivalents	2,442	3,909	1,705
Cash and Cash Equivalents at beginning of year	15,872	11,963	10,258
Cash and Cash Equivalents at end of year	$18,314	$15,872	$11,963

NOTE 27 - Quarterly Results of Operations (Unaudited)

2018 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$17,207	$16,580	$15,595	$14,795
Total interest expense	1,070	761	606	532
Net interest income	16,137	15,819	14,989	14,263
Benefit for loan losses	(200)	—	(300)	—
Other operating income	7,718	8,673	8,314	7,462
Other operating expense	18,300	18,099	16,606	16,795
Income before provision for income taxes	5,755	6,393	6,997	4,930
Provision for income taxes	907	1,129	1,167	868
Net income	$4,848	$5,264	$5,830	$4,062
Earnings per share, basic	$0.70	$0.77	$0.85	$0.59
Earnings per share, diluted	$0.69	$0.75	$0.84	$0.58

2017 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$15,232	$15,519	$14,892	$14,465
Total interest expense	548	602	648	632
Net interest income	14,684	14,917	14,244	13,833
Provision for loan losses	—	2,500	300	400
Other operating income	7,952	13,855	9,762	8,905
Compensation expense, RML acquisition payments	(193)	149	—	174
Other operating expense	18,530	17,542	18,510	16,441
Income before provision for income taxes	4,299	8,581	5,196	5,723
Provision for income taxes	4,085	2,980	1,455	1,801
Net Income	214	5,601	3,741	3,922
Less: Net income attributable to the noncontrolling interest	—	78	152	97
Net income attributable to Northrim Bancorp, Inc.	$214	$5,523	$3,589	$3,825
Earnings per share, basic	$0.03	$0.80	$0.52	$0.55
Earnings per share, diluted	$0.03	$0.79	$0.51	$0.55

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Item 8.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2019 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
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
10.05   Employment Agreement with Joseph M. Schierhorn dated January 1, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 2, 2019.)
10.06   Employment Agreement with Jed W. Ballard dated January 1, 2019 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 2, 2019.)
10.07   Employment Agreement with Michael Huston dated January 1, 2019 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 2, 2019.)
10.08   Employment Agreement with Michael Martin dated January 1, 2019 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 2, 2019.)

10.09   Employment Agreement with Benjamin Craig dated January 1, 2019 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 2, 2019.)
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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2018, was $267,274,985.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 12, 2019, was 6,879,902.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2019.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 2019.
Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Joseph M. Schierhorn, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 12, 2019, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight
Aaron Schutt

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
as Attorney-in-fact
March 12, 2019

Investor Information
Annual Meeting

Date:	Thursday, May 23, 2019
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
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