Form 10-Q
period 2019-03-31
NORTHRIM BANCORP INC
filed 2019-05-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Act: None

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EXCHANGE

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 7, 2019 was 6,850,104.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$30,266	$26,771
Interest bearing deposits in other banks	48,667	50,767
Investment securities available for sale, at fair value	274,441	271,610
Marketable equity securities	7,798	7,265
Investment in Federal Home Loan Bank stock	2,071	2,101
Loans held for sale	30,211	34,710
Loans	982,341	984,346
Allowance for loan losses	(20,209)	(19,519)
Net loans	962,132	964,827
Purchased receivables, net	21,286	14,406
Mortgage servicing rights, at fair value	11,254	10,821
Other real estate owned, net	7,043	7,962
Premises and equipment, net	38,978	39,090
Operating lease right-of-use asset	15,485	—
Goodwill	15,017	15,017
Other intangible assets, net	1,122	1,137
Other assets	54,280	56,504
Total assets	$1,520,051	$1,502,988
LIABILITIES
Deposits:
Demand	$417,068	$420,988
Interest-bearing demand	247,630	248,056
Savings	237,510	239,054
Money market	204,567	206,717
Certificates of deposit less than $250,000	78,858	75,318
Certificates of deposit $250,000 and greater	42,385	37,955
Total deposits	1,228,018	1,228,088
Securities sold under repurchase agreements	34,621	34,278
Borrowings	7,200	7,241
Junior subordinated debentures	10,310	10,310
Operating lease liability	15,358	—
Other liabilities	15,706	17,124
Total liabilities	1,311,213	1,297,041
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,878,829 and 6,883,216 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6,879	6,883
Additional paid-in capital	62,127	62,132
Retained earnings	139,677	137,452
Accumulated other comprehensive income (loss), net of tax	155	(520)
Total shareholders' equity	208,838	205,947
Total liabilities and shareholders' equity	$1,520,051	$1,502,988
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2019	2018
Interest Income
Interest and fees on loans and loans held for sale	$14,977	$13,263
Interest on investment securities available for sale	1,632	1,254
Dividends on marketable equity securities	107	82
Dividends on Federal Home Loan Bank stock	19	12
Interest on deposits in other banks	143	184
Total Interest Income	16,878	14,795
Interest Expense
Interest expense on deposits	938	372
Interest expense on securities sold under agreements to repurchase	22	9
Interest expense on borrowings	57	58
Interest expense on junior subordinated debentures	92	93
Total Interest Expense	1,109	532
Net Interest Income	15,769	14,263
Provision for loan losses	750	—
Net Interest Income After Provision for Loan Losses	15,019	14,263
Other Operating Income
Mortgage banking income	4,298	4,944
Purchased receivable income	809	840
Bankcard fees	650	625
Gain on marketable equity securities	534	—
Service charges on deposit accounts	413	354
Gain on sale of securities, net	23	—
Other income	806	699
Total Other Operating Income	7,533	7,462
Other Operating Expense
Salaries and other personnel expense	11,302	10,585
Occupancy expense	1,771	1,700
Data processing expense	1,679	1,548
Professional and outside services	556	499
Marketing expense	419	632
Insurance expense	258	296
Intangible asset amortization expense	15	18
OREO (income) expense, net rental income and gains on sale	(320)	103
Other operating expense	1,400	1,414
Total Other Operating Expense	17,080	16,795
Income Before Provision for Income Taxes	5,472	4,930
Provision for income taxes	1,160	868
Net Income	$4,312	$4,062
Earnings Per Share, Basic	$0.63	$0.59
Earnings Per Share, Diluted	$0.62	$0.58
Weighted Average Shares Outstanding, Basic	6,879,619	6,871,963
Weighted Average Shares Outstanding, Diluted	6,981,951	6,968,082
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net income	$4,312	$4,062
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$1,433	($1,145)
Reclassification of net (gains) losses included in net income (net of tax (benefit) expense)
of $7 and $0 for the first quarter of 2019 and 2018, respectively	(16)	—
Derivatives and hedging activities:
Unrealized (losses) gains arising during the period	(393)	467
Income tax (expense) benefit related to unrealized gains and losses	(349)	260
Other comprehensive income (loss), net of tax	675	(418)
Comprehensive income	4,987	3,644

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2018	6,872	$6,872	$61,793	$124,407	($270)	$192,802
Cash dividend declared	—	—	—	(1,664)	—	(1,664)
Stock-based compensation expense	—	—	253	—	—	253
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—
Net income	—	—	—	4,062	—	4,062
Balance as of March 31, 2018	6,872	$6,872	$62,046	$126,934	($879)	$194,973
Cash dividend declared	—	—	—	(1,667)	—	(1,667)
Stock-based compensation expense	—	—	159	—	—	159
Exercise of stock options and vesting of restricted stock units, net	1	1	(18)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	178	178
Net income	—	—	—	5,830	—	5,830
Balance as of June 30, 2018	6,873	$6,873	$62,187	$131,097	($701)	$199,456
Cash dividend declared	—	—	—	(1,874)	—	(1,874)
Stock-based compensation expense	—	—	159	—	—	159
Exercise of stock options and vesting of restricted stock units, net	11	11	166	—	—	177
Other comprehensive income, net of tax	—	—	—	—	60	60
Net income	—	—	—	5,264	—	5,264
Balance as of September 30, 2018	6,884	$6,884	$62,512	$134,487	($641)	$203,242
Cash dividend declared	—	—	—	(1,883)	—	(1,883)
Stock-based compensation expense	—	—	245	—	—	245
Exercise of stock options and vesting of restricted stock units, net	15	15	(147)	—	—	(132)
Repurchase of common stock	(16)	(16)	(478)	—	—	(494)
Other comprehensive income, net of tax	—	—	—	—	121	121
Net income	—	—	—	4,848	—	4,848
Balance as of December 31, 2018	6,883	$6,883	$62,132	$137,452	($520)	$205,947

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(2,087)	—	(2,087)
Stock-based compensation expense	—	—	196	—	—	196
Exercise of stock options and vesting of restricted stock units, net	2	2	(2)	—	—	—
Repurchase of common stock	(6)	(6)	(199)	—	—	(205)
Other comprehensive income, net of tax	—	—	—	—	675	675
Net income	—	—	—	4,312	—	4,312
Balance as of March 31, 2019	6,879	$6,879	$62,127	$139,677	$155	$208,838
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Operating Activities:
Net income	$4,312	$4,062
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(23)	—
Loss on disposal of premises and equipment	—	(28)
Depreciation and amortization of premises and equipment	733	716
Amortization of software	246	303
Intangible asset amortization	15	18
Amortization of investment security premium, net of discount accretion	25	55
Change in fair value of marketable equity securities	(534)	—
Deferred tax expense (benefit)	365	(260)
Stock-based compensation	196	253
Deferral of loan fees and (costs), net	(187)	(48)
Provision for loan losses	750	—
(Benefit) reserve for purchased receivables	(49)	9
Additions to mortgage servicing rights carried at fair value	(1,107)	(760)
Change in fair value of home mortgage servicing rights carried at fair value	674	26
Change in fair value of commercial servicing rights carried at fair value	23	—
Gain on sale of loans	(2,927)	(3,346)
Proceeds from the sale of loans held for sale	99,873	115,178
Origination of loans held for sale	(92,447)	(109,069)
Gain on sale of other real estate owned	(316)	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(193)	(383)
Decrease (increase) in other assets	1,030	(220)
Decrease in other liabilities	(1,441)	(1,797)
Net Cash Provided by Operating Activities	9,018	4,709
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(10,376)	(10,000)
Purchases of FHLB stock	(210)	—
Proceeds from sales/calls/maturities of securities available for sale	8,977	18,388
Proceeds from redemption of FHLB stock	240	9
(Increase) decrease in purchased receivables, net	(6,831)	2,810
Decrease (increase) in loans, net	2,282	(13,821)
Proceeds from sale of other real estate owned	1,085	71
Purchases of software	(132)	—
Purchases of premises and equipment	(621)	(152)
Net Cash Used by Investing Activities	(5,586)	(2,695)
Financing Activities:
(Decrease) increase in deposits	(70)	2,507
Increase in securities sold under repurchase agreements	343	3,272
Decrease in borrowings	(41)	(24)
Repurchase of common stock	(205)	—
Cash dividends paid	(2,064)	(1,648)
Net Cash (Used) Provided by Financing Activities	(2,037)	4,107
Net Change in Cash and Cash Equivalents	1,395	6,121
Cash and Cash Equivalents at Beginning of Period	77,538	77,841

Cash and Cash Equivalents at End of Period	$78,933	$83,962

Supplemental Information:
Interest paid	$1,074	$498
Transfer of loans to other real estate owned	$—	$235
Non-cash lease liability arising from obtaining right of use assets	$528	$—
Cash dividends declared but not paid	$23	$16

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain immaterial reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2019, are not necessarily indicative of the results anticipated for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements ("ASU 2018-11") to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The Company adopted ASU 2016-02 on January 1, 2019, utilizing the modified retrospective approach provided under the transition option in ASU 2018-11 for leases that exist on, or are entered into, after the adoption date. Accordingly, ASU 2016-02 has not been applied to comparative periods included in the Company's financial statements. The Company also elected certain relief options offered in ASU 2016-02 and ASU 2018-11, including the practical expedient on not separating lease components from nonlease components for all operating leases and instead to account for them as a single lease component and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which were considered operating leases prior to the adoption of ASU 2016-02, and therefore, were not recognized on the Company’s consolidated statements of condition. The Company recognized these lease agreements on the consolidated statements of condition as a $15.9 million right-of-use asset and a $15.9 million lease liability upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have an impact on the Company’s consolidated statements of income.
Accounting pronouncements to be implemented in future periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019. Early application will be permitted for specified periods. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company has formed a cross-functional team to begin implementation efforts of this new standard. The team is evaluating the data elements and modeling options that are expected to be critical to the new process and has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined; however, the impact on the Company's process for calculating the allowance for loan losses ("Allowance") is expected to be significant.
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

2. Leases

We adopted ASU 2016-02 using the modified retrospective approach with an effective date as of January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient on not separating lease components from nonlease components for all operating leases. Additionally, the Company has elected to not apply ASU 2016-02 to short-term leases. Short-term leases are those leases that, at the lease commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The Company has lease agreements for land and office facilities that it occupies to operate several of its retail branch locations, as well as one storage facility, that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. Most of these leases contain options to extend the duration of the leases at management's discretion. Management has recognized these renewal options as part of its ROU asset and lease liabilities when management is reasonably certain to exercise these options. Whether or not management is reasonably certain to exercise such an option is determined based on facts and circumstances for each individual lease. However, if a renewal option is offered at below market terms, management considers the exercise of that option to be reasonably certain for the purposes of calculating its ROU assets and lease liabilities. None of the Company's leases include residual value guarantees, and there are no restrictions or covenants imposed by these leases that impose significant additional financial obligations on the Company. The Company uses the rate implicit in each lease as the discount rate to determine the lease liability, which is the present value of lease payments not yet paid at the lease commencement date. If the rate implicit in each lease is not readily determinable, which is often the case, the Company uses its incremental borrowing rate as the discount rate. The incremental borrowing rate is the rate that the Company would have incurred to borrow the funds necessary to purchase the leased asset over a similar term.

As of March 31, 2019, the Company has operating lease ROU assets of $15.5 million and operating lease liabilities of $15.4 million. The Company does not have any agreements that are classified as finance leases.

The following table presents additional information about the Company's operating leases:

(In Thousands)	Three Months Ended March 31,
2019
Lease Cost
Operating lease cost(1)	$678
Short term lease cost(1)	9
Total lease cost	$687

Other information
Operating leases - operating cash flows	$682
Weighted average lease term - operating leases	11.22 years
Weighted average discount rate - operating leases	3.31%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2019 (Nine months)	$2,003
2020	2,532
2021	2,439
2022	1,998
2023	1,775
Thereafter	8,131
Total minimum lease payments	$18,878
Less: amount of lease payment representing interest	(3,520)
Present value of future minimum lease payments	$15,358

3. Revenue
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
The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ended March 31, 2019 and 2018:

(In Thousands)	Three Months Ended March 31,
Other operating income	2019	2018
In-scope of Topic 606:
Bankcard fees	$650	$625
Service charges on deposit accounts	413	354
Other	365	363
Other operating income (in-scope of Topic 606)	$1,428	$1,342
Other operating income (out-of-scope of Topic 606)	6,105	6,120
Total other operating income	$7,533	$7,462
Gains on the sale of OREO are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $316,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.
Contract Acquisition Costs
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606 on January 1, 2018, the Company did not capitalize any contract acquisition costs.

4. Cash and Cash Equivalents
The Company is required to maintain a $1.1 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period which included March 31, 2019, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

5. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$212,502	$634	$839	$212,297
Municipal securities	3,906	9	17	3,898
Corporate bonds	40,137	246	46	40,337
Collateralized loan obligations	17,979	1	71	17,909
Total securities available for sale	$274,524	$890	$973	$274,441
December 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$209,908	$391	$1,439	$208,860
Municipal securities	9,089	17	22	9,084
Corporate bonds	40,139	38	397	39,780
Collateralized loan obligations	13,990	—	104	13,886
Total securities available for sale	$273,126	$446	$1,962	$271,610

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$6,380	$3	$133,117	$836	$139,497	$839
Corporate bonds	11,963	46	—	—	11,963	46
Collateralized loan obligations	10,919	71	—	—	10,919	71
Municipal securities	—	—	1,410	17	1,410	17
Total	$29,262	$120	$134,527	$853	$163,789	$973
December 31, 2018:
Securities Available for Sale
U.S. Treasury and government sponsored entities	$5,030	$6	$135,807	$1,433	$140,837	$1,439
Corporate bonds	22,285	397	—	—	22,285	397
Collateralized Loan Obligation	13,886	104	—	—	13,886	104
Municipal securities	—	—	1,673	22	1,673	22
Total	$41,201	$507	$137,480	$1,455	$178,681	$1,962

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At March 31, 2019 and December 31, 2018, there were 9 and 14 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 21 and 23 securities as of March 31, 2019 and December 31, 2018 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2019 and December 31, 2018, $58.6 million and $58.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2019, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$75,030	$74,731	1.48%
1-5 years	137,472	137,566	2.41%
Total	$212,502	$212,297	2.08%
Corporate bonds
Within 1 year	$12,449	$12,520	3.64%
1-5 years	20,678	20,842	3.72%
5-10 years	7,010	6,975	3.74%
Total	$40,137	$40,337	3.70%
Collateralized loan obligations
5-10 years	$3,000	$2,999	4.28%
Over 10 years	14,979	14,910	4.01%
Total	$17,979	$17,909	4.06%
Municipal securities
Within 1 year	$1,913	$1,914	1.81%
1-5 years	1,993	1,984	4.31%
Total	$3,906	$3,898	3.08%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three-month periods ending March 31, 2019 and 2018, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended March 31, 2019
Available for sale securities	$4,219	$23	$—
Three Months Ended March 31, 2018
Available for sale securities	$—	$—	$—

A summary of interest income for the three-month periods ending March 31, 2019 and 2018, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2019	2018
US Treasury and government sponsored entities	$1,071	$890
Other	509	278
Total taxable interest income	$1,580	$1,168
Municipal securities	$52	$86
Total tax-exempt interest income	$52	$86
Total	$1,632	$1,254

6.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2019
AQR Pass	$323,263	$34,061	$72,920	$120,469	$297,268	$42,682	$18,259	$24,075	$932,997
AQR Special Mention	3,467	—	—	3,886	17,963	—	—	—	25,316
AQR Substandard	17,434	2,423	—	5,786	930	1,228	457	69	28,327
AQR Doubtful	—	—	—	—	—	—	—	1	1
Subtotal	$344,164	$36,484	$72,920	$130,141	$316,161	$43,910	$18,716	$24,145	$986,641
Less: Unearned origination fees, net of origination costs									(4,300)
Total loans									$982,341
December 31, 2018
AQR Pass	$315,112	$33,729	$72,256	$117,174	$307,126	$40,792	$18,768	$23,595	$928,552
AQR Special Mention	5,116	3,382	—	3,987	18,129	670	140	2	31,426
AQR Substandard	22,192	—	—	5,253	465	577	320	47	28,854
AQR Doubtful	—	—	—	—	—	—	—	1	1
Subtotal	$342,420	$37,111	$72,256	$126,414	$325,720	$42,039	$19,228	$23,645	$988,833
Less: Unearned origination fees, net of origination costs									(4,487)
Total loans									$984,346
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $18.5 million and $14.7 million at March 31, 2019 and December 31, 2018, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
March 31, 2019
Commercial	$261	$1,337	$2,559	$7,529	$11,686
Real estate construction one-to-four family	—	—	—	2,423	2,423
Real estate term owner occupied	393	—	2,418	963	3,774
Real estate term other	—	—	577	650	1,227
Consumer secured by 1st deeds of trust	—	—	—	360	360
Consumer other	—	—	39	7	46
Total nonperforming loans	654	1,337	5,593	11,932	19,516
Government guarantees on nonaccrual loans	—	(269)	—	(769)	(1,038)
Net nonaccrual loans	$654	$1,068	$5,593	$11,163	$18,478
December 31, 2018
Commercial	$1,329	$324	$1,287	$9,731	$12,671
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	577	—	577
Consumer secured by 1st deeds of trust	—	—	—	220	220
Consumer other	—	—	39	9	48
Total nonperforming loans	1,329	324	3,597	9,960	15,210
Government guarantees on nonaccrual loans	(269)	—	—	(247)	(516)
Net nonaccrual loans	$1,060	$324	$3,597	$9,713	$14,694

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
March 31, 2019
Commercial	$809	$534	$—	$1,343	$11,686	$331,135	$344,164
Real estate construction one-to-four family	—	—	—	—	2,423	34,061	36,484
Real estate construction other	268	—	—	268	—	72,652	72,920
Real estate term owner occupied	265	1,141	—	1,406	3,774	124,961	130,141
Real estate term non-owner occupied	—	—	—	—	—	316,161	316,161
Real estate term other	—	—	—	—	1,227	42,683	43,910
Consumer secured by 1st deed of trust	388	—	—	388	360	17,968	18,716
Consumer other	220	—	—	220	46	23,879	24,145
Subtotal	$1,950	$1,675	$—	$3,625	$19,516	$963,500	$986,641
Less: Unearned origination fees, net of origination costs							(4,300)
Total							$982,341
December 31, 2018
Commercial	$872	$857	$—	$1,729	$12,671	$328,020	$342,420
Real estate construction one-to-four family	—	—	—	—	—	37,111	37,111
Real estate construction other	—	—	—	—	—	72,256	72,256
Real estate term owner occupied	1,197	—	—	1,197	1,694	123,523	126,414
Real estate term non-owner occupied	—	—	—	—	—	325,720	325,720
Real estate term other	—	—	—	—	577	41,462	42,039
Consumer secured by 1st deed of trust	224	100	—	324	220	18,684	19,228
Consumer other	190	—	—	190	48	23,407	23,645
Subtotal	$2,483	$957	$—	$3,440	$15,210	$970,183	$988,833
Less: Unearned origination fees, net of origination costs							(4,487)
Total							$984,346

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

At March 31, 2019 and December 31, 2018, the recorded investment in loans that are considered to be impaired was $31.1 million and $31.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2019
With no related allowance recorded
Commercial - AQR pass	$2,076	$2,076	$—
Commercial - AQR substandard	16,467	17,539	—
Real estate construction one-to-four family - AQR substandard	2,423	2,423	—
Real estate term owner occupied- AQR substandard	5,786	5,786	—
Real estate term non-owner occupied- AQR pass	284	284	—
Real estate term non-owner occupied- AQR substandard	929	929	—
Real estate term other - AQR pass	467	467	—
Real estate term other - AQR substandard	578	578	—
Consumer secured by 1st deeds of trust - AQR pass	128	128	—
Consumer secured by 1st deeds of trust - AQR substandard	241	241	—
Subtotal	$29,379	$30,451	$—

With an allowance recorded
Commercial - AQR substandard	$840	$1,343	$212
Real estate term other - AQR substandard	650	650	54
Consumer secured by 1st deeds of trust - AQR substandard	216	216	39
Subtotal	$1,706	$2,209	$305

Total
Commercial - AQR pass	$2,076	$2,076	$—
Commercial - AQR substandard	17,307	18,882	212
Real estate construction one-to-four family - AQR substandard	2,423	2,423	—
Real estate term owner-occupied - AQR substandard	5,786	5,786	—
Real estate term non-owner occupied - AQR pass	284	284	—
Real estate term non-owner occupied - AQR substandard	929	929	—
Real estate term other - AQR pass	467	467	—
Real estate term other - AQR substandard	1,228	1,228	54
Consumer secured by 1st deeds of trust - AQR pass	128	128	—
Consumer secured by 1st deeds of trust - AQR substandard	457	457	39
Total	$31,085	$32,660	$305

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	21,252	22,303	—
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Subtotal	$30,866	$31,917	$—

With an allowance recorded
Commercial - AQR substandard	$848	$1,352	$14
Subtotal	$848	$1,352	$14

Total
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	22,100	23,655	14
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR special mention	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Total	$31,714	$33,269	$14

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$2,082	$33	$—	$—
Commercial - AQR special mention	—	—	2,242	31
Commercial - AQR substandard	16,796	91	18,549	85
Real estate construction one-to-four family - AQR substandard	2,903	—	—	—
Real estate term owner occupied- AQR substandard	5,914	34	4,592	24
Real estate term non-owner occupied- AQR pass	289	5	299	5
Real estate term non-owner occupied- AQR special mention	—	—	89	1
Real estate term non-owner occupied- AQR substandard	931	—	480	7
Real estate term other - AQR pass	477	8	550	10
Real estate term other - AQR substandard	578	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	128	3	136	4
Consumer secured by 1st deeds of trust - AQR substandard	246	2	248	4
Subtotal	$30,344	$176	$27,185	$171

With an allowance recorded
Commercial - AQR substandard	$844	$—	$7,205	$—
Commercial - AQR doubtful	—	—	55	—
Real estate term other - AQR substandard	660	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	217	—	242	—
Subtotal	$1,721	$—	$7,502	$—

Total
Commercial - AQR pass	$2,082	$33	$—	$—
Commercial - AQR special mention	—	—	2,242	31
Commercial - AQR substandard	17,640	91	25,754	85
Commercial - AQR doubtful	—	—	55	—
Real estate construction one-to-four family - AQR substandard	2,903	—	—	—
Real estate term owner-occupied - AQR substandard	5,914	34	4,592	24
Real estate term non-owner occupied - AQR pass	289	5	299	5
Real estate term non-owner occupied - AQR special mention	—	—	89	1
Real estate term non-owner occupied - AQR substandard	931	—	480	7
Real estate term other - AQR pass	477	8	550	10
Real estate term other - AQR substandard	1,238	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	128	3	136	4
Consumer secured by 1st deeds of trust - AQR substandard	463	2	490	4
Total Impaired Loans	$32,065	$176	$34,687	$171

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $13.2 million and $14.8 million at March 31, 2019 and December 31, 2018, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the three months ended March 31, 2019 and restructured loans that occurred prior to 2019 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Subtotal	$—	$—	$—
Existing Troubled Debt Restructurings	$3,368	$9,799	$13,167
Total	$3,368	$9,799	$13,167

There were no newly restructured loans that occurred during the three months ended March 31, 2019. The following table presents newly restructured loans that occurred during the three months ended March 31, 2018, by concession (terms modified):

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

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge-offs in the three months ended March 31, 2019 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There was one TDR with specific impairment at March 31, 2019 and one at December 31, 2018.
     The Company had no TDRs that subsequently defaulted within the first twelve months of restructure, during the twelve-month period ending March 31, 2018. The following table presents TDRs that occurred during the twelve-month period ending March 31, 2019 that subsequently defaulted during the three months ended March 31, 2019:

		March 31, 2019
	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	3	$1,146
Real estate term owner occupied - AQR substandard	2	1,694
Total	5	$2,840

7.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(109)	—	—	—	—	—	—	—	—	(109)
Recoveries	44	—	—	—	—	2	—	3	—	49
Provision (benefit)	883	(16)	92	293	323	126	90	72	(1,113)	750
Balance, end of period	$6,478	$659	$1,367	$2,320	$6,122	$844	$396	$501	$1,522	$20,209
Balance, end of period:
Individually evaluated
for impairment	$212	$—	$—	$—	$—	$54	$39	$—	$—	$305
Balance, end of period:
Collectively evaluated
for impairment	$6,266	$659	$1,367	$2,320	$6,122	$790	$357	$501	$1,522	$19,904
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(965)	—	—	—	—	—	(89)	(50)	—	(1,104)
Recoveries	89	—	—	—	—	1	1	1	—	92
Provision (benefit)	388	(21)	(497)	(20)	336	299	78	57	(620)	—
Balance, end of period	$5,684	$608	$1,069	$2,174	$6,379	$1,025	$305	$315	$2,890	$20,449
Balance, end of period:
Individually evaluated
for impairment	$370	$—	$—	$—	$—	$—	$2	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,314	$608	$1,069	$2,174	$6,379	$1,025	$303	$315	$2,890	$20,077

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2019
Balance, end of period	$342,857	$36,286	$72,421	$129,491	$314,663	$43,598	$18,721	$24,304	$982,341
Balance, end of period:
Individually evaluated
for impairment	$19,383	$2,423	$—	$5,786	$1,213	$1,695	$585	$—	$31,085
Balance, end of period:
Collectively evaluated
for impairment	$323,474	$33,863	$72,421	$123,705	$313,450	$41,903	$18,136	$24,304	$951,256
December 31, 2018
Balance, end of period	$341,091	$36,828	$71,658	$125,795	$324,198	$41,746	$19,234	$23,796	$984,346
Balance, end of period:
Individually evaluated
for impairment	$24,189	$—	$—	$5,253	$760	$1,063	$449	$—	$31,714
Balance, end of period:
Collectively evaluated
for impairment	$316,902	$36,828	$71,658	$120,542	$323,438	$40,683	$18,785	$23,796	$952,632

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
March 31, 2019
Individually evaluated for impairment:
AQR Substandard	$212	$—	$—	$—	$—	$54	$39	$—	$—	$305
Collectively evaluated for impairment:
AQR Pass	6,127	659	1,367	2,248	5,541	790	357	486	—	17,575
AQR Special Mention	137	—	—	72	581	—	—	—	—	790
AQR Substandard	2	—	—	—	—	—	—	15	—	17
Unallocated	—	—	—	—	—	—	—	—	1,522	1,522
	$6,478	$659	$1,367	$2,320	$6,122	$844	$396	$501	$1,522	$20,209
December 31, 2018
Individually evaluated for impairment:
AQR Substandard	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment:
AQR Pass	5,522	615	1,275	1,958	5,236	683	303	413	—	16,005
AQR Special Mention	121	60	—	69	563	12	3	—	—	828
AQR Substandard	3	—	—	—	—	21	—	13	—	37
Unallocated	—	—	—	—	—	—	—	—	2,635	2,635
	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519

8. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of March 31, 2019, the Company has one class of purchased receivables.  There were no purchased receivables past due at March 31, 2019 or December 31, 2018, and there were no restructured purchased receivables at March 31, 2019 or December 31, 2018.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of March 31, 2019, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2019	December 31, 2018
Purchased receivables	$21,427	$14,596
Reserve for purchased receivable losses	(141)	(190)
Total	$21,286	$14,406

The following table sets forth information regarding changes in the purchased receivable reserve for the three-month periods ending March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance, beginning of period	$190	$200
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
(Benefit) reserve for purchased receivables	(49)	9
Balance, end of period	$141	$209

9. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018

Balance, beginning of period	$10,821	$7,305
Additions for new MSR capitalized	1,107	760
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(377)	255
Other (2)	(297)	(281)
Balance, end of period	$11,254	$8,039

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019	December 31, 2018

Balance of mortgage loans serviced for others	$586,595	$557,583
MSR as a percentage of serviced loans	1.92%	1.94%

The Company recognized servicing fees of $561,000 and $423,000 during the three-month periods ending March 31, 2019 and 2018, respectively, which includes contractually specified servicing fees, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of MSR as of March 31, 2019 and December 31, 2018:

	2019	2018

Constant prepayment rate	8.35%	7.70%
Discount rate	9.60%	9.94%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at March 31, 2019 and December 31, 2018 were as follows:

(In Thousands)		March 31, 2019	December 31, 2018
Aggregate portfolio principal balance		$586,595	$557,583
Weighted average rate of note		3.96%	3.91%

March 31, 2019	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	8.35%	20.51%	22.11%
Discount rate	9.60%	8.60%	7.60%
Fair value MSR	$11,254	$7,299	$7,000
Percentage of MSR	1.92%	1.24%	1.19%

December 31, 2018
Conditional prepayment rate	7.70%	19.35%	20.95%
Discount rate	9.94%	8.94%	7.94%
Fair value MSR	$10,821	$7,115	$6,829
Percentage of MSR	1.94%	1.28%	1.22%

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

Commercial servicing rights

The commercial servicing right asset ("CSR") has a carrying value of $1.0 million at March 31, 2019 and December 31, 2018, respectively, and is included in other assets on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $243.5 million and $239.5 million at March 31, 2019 and December 31, 2018, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2019 and December 31, 2018 include a conditional prepayment rate of 12.72% and a discount rate of 11.49%.

10.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $298,000 and $296,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of both March 31, 2019 and December 31, 2018.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $15.4 million and $16.0 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the notional amount of interest rate swaps is made up of three variable to fixed rate swaps to a commercial loan customer totaling $7.7 million, and three fixed to variable rate swaps with a counterparty totaling $7.7 million. Changes in fair value from these six interest rate swaps offset each other in the first three months of 2019. The Company recognized no fee income related to interest rate swaps in the three-month periods ending March 31, 2019 and 2018, respectively. Interest rate swap income is recorded in other income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.98% as of March 31, 2019. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2019 and December 31, 2018. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $214,000 as of March 31, 2019 and $607,000 as of December 31, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $66.3 million and $45.0 million at March 31, 2019 and December 31, 2018, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2019 and December 31, 2018:

(In Thousands)	Asset Derivatives
		March 31, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$300	$246
Interest rate lock commitments	Other assets	1,237	978
Total		$1,537	$1,224

(In Thousands)	Liability Derivatives
		March 31, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$300	$246
Retail interest rate contracts	Other liabilities	130	262
Total		$430	$508
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three-month periods ending March 31, 2019 and 2018:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2019	2018
Interest rate contracts	Mortgage banking income	($168)	$358
Interest rate lock commitments	Mortgage banking income	224	422
Total		$56	$780
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of March 31, 2019 and December 31, 2018:

March 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$300	$—	$300	$—	$—	$300

Liability Derivatives
Interest rate swaps	$300	$—	$300	$—	$300	$—
Retail interest rate contracts	130	—	130	—	—	130

December 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$246	$—	$246	$—	$—	$246

Liability Derivatives
Interest rate swaps	$246	$—	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—	—	262

11.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the three-month periods ended March 31, 2019 and 2018, the Company recognized $32,000 and $76,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 1,723 shares from the exercise of stock options for the three-month period ended March 31, 2019. In the three months ended March 31, 2019, the Company net settled $66,000 for cashless stock option exercises. The

Company withheld $49,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three-month period ended March 31, 2019.
There were no exercises of stock options in the three months ended March 31, 2018.
There were no stock options granted in the three-month periods ended March 31, 2019 or 2018.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2019 and 2018, the Company recognized $164,000 and $177,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three-month periods ended March 31, 2019 or 2018.

12.  Fair Value Measurements
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

Servicing rights: MSR and CSR are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSR and CSR, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. The model assumptions are also compared to publicly filed information from several large MSR holders, as available.

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

The Company uses external sources to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers and contractors. The Company believes that recording OREO that is not fully constructed based on as if complete values is more appropriate than recording OREO that is not fully constructed using as is values. We concluded that as-is-complete values are appropriate for these types of projects based on the accounting guidance for capitalization of project costs and subsequent measurement of the value of real estate. GAAP specifically states that estimates and cost allocations must be reviewed at the end of each reporting period and reallocated based on revised estimates. The Company adjusts the carrying value of OREO in accordance with this guidance for increases in estimated cost to complete that exceed the fair value of the real estate at the end of each reporting period.

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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2019		December 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$78,933	$78,933	$77,538	$77,538
Investment securities available for sale	88,331	88,331	74,549	74,549
Marketable equity securities	7,798	7,798	7,265	7,265

Level 2 inputs:
Investment securities available for sale	186,110	186,110	197,061	197,061
Investment in Federal Home Loan Bank stock	2,071	2,071	2,101	2,101
Accrued interest receivable	5,010	5,010	4,817	4,817
Interest rate swaps	514	514	853	853

Level 3 inputs:
Loans and loans held for sale	1,012,552	$994,382	1,019,056	995,115
Purchased receivables, net	21,286	21,286	14,406	14,406
Interest rate lock commitments	1,237	1,237	978	978
Mortgage servicing rights	11,254	11,254	10,821	10,821
Commercial servicing rights	1,047	1,047	1,030	1,030

Financial liabilities:
Level 2 inputs:
Deposits	$1,228,018	$1,227,692	$1,228,088	$1,227,086
Securities sold under repurchase agreements	34,621	34,621	34,278	34,278
Borrowings	7,200	7,098	7,241	6,965
Accrued interest payable	57	57	22	22
Interest rate swaps	300	300	246	246
Retail interest rate contracts	130	130	262	262

Level 3 inputs:
Junior subordinated debentures	10,310	11,191	10,310	10,809

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$212,297	$55,037	$157,260	$—
Municipal securities	3,898	—	3,898	—
Corporate bonds	40,337	33,294	7,043	—
Collateralized loan obligations	17,909	—	17,909	—
Total available for sale securities	$274,441	$88,331	$186,110	$—
Marketable equity securities	$7,798	$7,798	$—	$—
Total marketable equity securities	$7,798	$7,798	$—	$—
Interest rate swaps	$514	$—	$514	$—
Interest rate lock commitments	1,237	—	—	1,237
Mortgage servicing rights	11,254	—	—	11,254
Commercial servicing rights	1,047	—	—	1,047
Total other assets	$14,052	$—	$514	$13,538
Liabilities:
Interest rate swaps	$300	$—	$300	$—
Retail interest rate contracts	130	—	130	—
Total other liabilities	$430	$—	$430	$—
December 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,860	$54,863	$153,997	$—
Municipal securities	9,084	—	9,084	—
Corporate bonds	39,780	19,686	20,094	—
Collateralized loan obligations	13,886	—	13,886	—
Total available for sale securities	$271,610	$74,549	$197,061	$—
Marketable equity securities	$7,265	$7,265	$—	$—
Total marketable securities	$7,265	$7,265	$—	$—
Interest rate swaps	$853	$—	$853	$—
Interest rate lock commitments	978	—	—	978
Mortgage servicing rights	10,821	—	—	10,821
Commercial servicing rights	1,030	—	—	1,030
Total other assets	$13,682	$—	$853	$12,829
Liabilities:
Interest rate swaps	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—
Total other liabilities	$508	$—	$508	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2019 and 2018:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2019
Interest rate lock commitments	$978	($329)	$3,096	($2,508)	$1,237	$1,237
Mortgage servicing rights	10,821	(674)	1,107	—	11,254	—
Commercial servicing rights	1,030	(23)	40	—	1,047	—
Total	$12,829	($1,026)	$4,243	($2,508)	$13,538	$1,237
Three Months Ended March 31, 2018
Interest rate lock commitments	$873	($400)	$3,684	($2,834)	$1,323	$1,323
Mortgage servicing rights	7,305	(26)	760	—	8,039	—
Total	$8,178	($426)	$4,444	($2,834)	$9,362	$1,323

As of and for the periods ending March 31, 2019 and December 31, 2018, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Loans measured for impairment	$1,706	$—	$—	$1,706
Total	$1,706	$—	$—	$1,706
December 31, 2018
Loans measured for impairment	$848	$—	$—	$848
Other assets - equity method investment	709	—	—	709
Total	$1,557	$—	$—	$1,557

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Loans measured for impairment	$292	($594)
Total loss from nonrecurring measurements	$292	($594)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	10% - 61.50%
Interest rate lock commitment	External pricing model	Pull through rate	92.12%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.31% - 9.25%
		Discount rate	9.60% - 10.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%
December 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	65%
	Discounted cash flow	Discount rate	8.25% - 8.50%
Interest rate lock commitment	External pricing model	Pull through rate	91.66%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.62% - 9.87%
		Discount rate	9.93% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%

13.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2019, the Community Banking segment operated 15 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,512	$366	$16,878
Interest expense	1,024	85	1,109
Net interest income	15,488	281	15,769
Provision for loan losses	750	—	750
Other operating income	3,235	4,298	7,533
Other operating expense	12,518	4,562	17,080
Income before provision for income taxes	5,455	17	5,472
Provision for income taxes	1,155	5	1,160
Net income	$4,300	$12	$4,312

	Three Months Ended March 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$14,463	$332	$14,795
Interest expense	427	105	532
Net interest income	14,036	227	14,263
Other operating income	2,518	4,944	7,462
Other operating expense	12,367	4,428	16,795
Income before provision for income taxes	4,187	743	4,930
Provision for income taxes	659	209	868
Net income	$3,528	$534	$4,062

March 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,457,244	$62,807	$1,520,051
Loans held for sale	$—	$30,211	$30,211

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned, and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2018. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
Alaska’s economy continues to show gradual signs of improvement with modest job gains, improving income growth and rising gross state product. According to the State Department of Labor, Alaska has registered year-over year job gains for the first two months of 2019 after losing jobs for the prior 39 months. Average seasonally adjusted unemployment rates in Alaska through February of 2019 have been stable at 6.5%, according to the State Department of Labor. While job growth is modest, management believes that improving employment may signal the end of a three year recession in Alaska. However, the current State of Alaska budget discussions and proposals to decrease the level of government spending could have a negative effect on the State's economy and the levels of employment.
Alaska’s leading economic drivers in 2019 are expected to be tourism, military, and oil & gas activity. According to a State Department of Commerce report released in November of 2018, the Alaska tourism industry generated $4.5 billion in economic output in 2017. The number of visitors has grown for five consecutive years. The report also indicated that the cruise industry is predicting 175,000 more passengers in 2019, for a growth rate of 16% from larger ships and more ports of call.

Alaska is also expected to benefit from increased levels of federal military and infrastructure spending. Fairbanks has been positively impacted by the announced transfer of two F-35 squadrons to the local Eielson Air Force Base between 2020 and 2022. They expect an increase of approximately 50% in base population, adding 3,300 people to the current 6,800 (including families). This is projected to require over $550 million in base construction and significant residential construction, both on and off base, according to presentations by officials at Eielson Air Force Base.

Oil production generated $1.9 billion in unrestricted revenue for the State in fiscal year ("FY") 2018. According to the State Department of Revenue, in FY 2019, the oil industry is expected to generate over $2.1 billion in unrestricted state revenue. North Slope production averaged 518,400 barrels per day in 2018, up from 508,446 barrels per day in 2015, but a decline of 1.5% from 2017. North Slope production is projected by the State Department of Revenue to average 511,500 barrels per day in FY 2019 and 529,500 barrels per day in FY 2020. Exploration and development activity in new fields in the National Petroleum Reserve - Alaska is creating construction jobs and permanent positions as a result of the increase in direct investment.

The Federal Open Market Committee ("FOMC") left the target federal funds rate at 2.50% in March of 2019, following a 1.00% increase in 2018. While continued gradual rate increases were previously anticipated for 2019, the FOMC has signaled through policy statements the possibility of no change in the target federal funds rate for the next several months.

Highlights and Summary of Performance - Three Month Period ending March 31, 2019
The Company reported net income attributable to the Company and diluted earnings per share of $4.3 million and $0.62, respectively, for the first quarter of 2019 compared to net income attributable to the Company and diluted earnings per share of $4.1 million and $0.58, respectively, for the first quarter of 2018. This increase in net income is primarily due to an increase in net interest income as a result of increases in the yield of both loans and investments as these interest-earning assets continue to reprice higher as interest rates increase. This increase in net interest income was only partially offset by an increase in the provision for loan losses and the provision for income taxes.

•	Total revenue in the first quarter of 2019, which includes net interest income plus other operating income, increased 7% to $23.3 million from $21.7 million in the first quarter a year ago.

•
Net interest income in the first quarter of 2019 increased 11% to $15.8 million from $14.3 million in the first quarter a year ago, mainly due to the higher yields on the loan and investment portfolios.

•	Net interest margin increased to 4.83% in the first quarter of 2019 as compared to 4.28% in the first quarter a year ago.

•
The Company repurchased 6,110 shares of its common stock in the first quarter of 2019 at an average price of $33.58, leaving 147,323 shares available under the previously announced repurchase authorization.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2019	2018
Return on average assets	1.18%	1.10%
Return on average shareholders' equity	8.36%	8.43%
Dividend payout ratio	48.40%	41.01%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2019 increased $2.9 million, or 13% to $25.5 million as compared to $22.6 million at December 31, 2018. Other real estate owned ("OREO"), net of government guarantees, decreased $919,000 to $5.8 million at March 31, 2019 as compared to $6.7 million at December 31, 2018 due to sales of OREO during the period. Nonperforming loans, net of government guarantees increased $3.8 million during the first three months of 2019 as compared to December 31, 2018, as additions exceeded paydowns in the first quarter of 2019. $15.4 million, or 61% of total nonperforming assets are nonaccrual loans related to six commercial relationships. Two of these relationships, which totaled $6.6 million at the end of the first quarter of 2019, are businesses in the medical industry.

The following table summarizes nonperforming activity for the three-month periods ending March 31, 2019 and 2018:

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2018	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2019
Commercial loans	$12,671	$2,289	($1,765)	($109)	$—	$—	($1,400)	$11,686
Commercial real estate	2,273	2,730	(2)	—	—	—	—	5,001
Construction loans	—	2,423	—	—	—	—	—	2,423
Consumer loans	266	152	(12)	—	—	—	—	406
Nonperforming loans guaranteed by government	(516)	(694)	172	—	—	—	—	(1,038)
Total nonperforming loans	14,694	6,900	(1,607)	(109)	—	—	(1,400)	18,478
Other real estate owned	7,962	—	—	—	—	—	(919)	7,043
Repossessed assets	1,242	—	—	—	—	—	—	1,242
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$22,619	$6,900	($1,607)	($109)	$—	$—	($2,319)	$25,484

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2017	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2018
Commercial loans	$20,157	$69	($1,993)	($965)	$—	$—	$—	$17,268
Commercial real estate	1,331	—	—	—	—	—	—	1,331
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	390	457	(93)	(139)	(235)	—	—	380
Nonperforming loans guaranteed by government	(467)	—	55	—	—	—	—	(412)
Total nonperforming loans	21,411	526	(2,031)	(1,104)	(235)	—	—	18,567
Other real estate owned	8,651	235	—	—	—	—	(71)	8,815
Other real estate owned guaranteed
by government	(1,333)	—	—	—	—	—	53	(1,280)
Total nonperforming assets,
net of government guarantees	$28,729	$761	($2,031)	($1,104)	($235)	$—	($18)	$26,102

Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2019, management had identified potential problem loans of $9.6 million as compared to potential problem loans of $17.1 million at December 31, 2018. The decrease in potential problem loans from December 31, 2018 to March 31, 2019 is primarily the result of the payoff of one commercial relationship totaling $3.3 million and the transfer of six commercial relationships totaling $6.2 million to nonaccrual status. These increases were only partially offset by the addition of three new potential problem loans during the first quarter of 2019.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.4 million in loans classified as TDRs that were performing and $9.8 million in TDRs included in nonaccrual loans at March 31, 2019 for a total of approximately $13.2 million. At December 31, 2018 there were $3.4 million in loans classified as TDRs that were performing and $11.4 million in TDRs included in nonaccrual loans for a total of $14.8 million. The decrease in TDRs included in nonaccrual loans at March

31, 2019 as compared to December 31, 2018 is the result of pay downs in the first three months of 2019. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income attributable to the Company for the first quarter of 2019 increased $250,000, or 6%, to $4.3 million as compared to $4.1 million for the same period in 2018, primarily due to an increase in net interest income that was only partially offset by increases in the provision for loan losses and the provision for income taxes.
Net Interest Income/Net Interest Margin
Net interest income for the first quarter of 2019 increased $1.5 million, or 11%, to $15.8 million as compared to $14.3 million for the first quarter in 2018. Net interest margin increased 55 basis points to 4.83% in the first quarter of 2019 as compared to 4.28% in the first quarter of 2018. The increase in net interest income was primarily the result of higher interest income on loans and investments compared to the same periods in 2018, which was only partially offset by higher interest expense on deposits. Changes in net interest margin in the three months ended March 31, 2019 as compared to the same period in the prior year are detailed below:

Three Months Ended Mach 31, 2019 vs. March 31, 2018
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.44%
Volume and mix of interest-earning assets	0.12%
Change in net interest margin	0.55%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended March 31, 2019 and 2018:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2019	2018	$	%	2019	2018	$	%	2019	2018	Change
Loans[1,2]	$988,920	$955,718	$33,202	3%	$14,629	$12,946	$1,683	13%	6.04%	5.52%	0.52%
Loans held for sale	31,203	34,503	(3,300)	(10)%	348	317	31	10%	4.52%	3.73%	0.79%

Short-term investments[3]	24,199	48,177	(23,978)	(50)%	143	184	(41)	(22)%	2.36%	1.53%	0.83%
Long-term investments[4]	280,419	314,099	(33,680)	(11)%	1,758	1,348	410	30%	2.65%	1.85%	0.80%
Total investments	304,618	362,276	(57,658)	(16)%	1,901	1,532	369	24%	2.63%	1.83%	0.80%
Interest-earning assets	1,324,741	1,352,497	(27,756)	(2)%	16,878	14,795	2,083	14%	5.23%	4.49%	0.74%
Nonearning assets	162,241	141,588	20,653	15%
Total	$1,486,982	$1,494,085	($7,103)	0%

Interest-bearing demand	$241,024	$238,590	$2,434	1%	$53	$24	$29	121%	0.09%	0.04%	0.05%
Savings deposits	235,745	144,344	91,401	63%	256	122	134	110%	0.44%	0.10%	0.34%
Money market deposits	207,520	244,709	(37,189)	(15)%	248	106	142	134%	0.49%	0.09%	0.40%
Time deposits	116,199	201,902	(85,703)	(42)%	381	120	261	218%	1.33%	0.49%	0.84%
Total interest-bearing deposits	800,488	829,545	(29,057)	(4)%	938	372	566	152%	0.48%	0.18%	0.30%
Borrowings	51,515	46,263	5,252	11%	171	160	11	7%	1.32%	1.38%	(0.06)%
Total interest-bearing liabilities	852,003	875,808	(23,805)	(3)%	1,109	532	577	108%	0.53%	0.25%	0.28%
Demand deposits and other noninterest-bearing liabilities	425,734	422,781	2,953	1%
Equity	209,245	195,496	13,749	7%
Total	$1,486,982	$1,494,085	($7,103)	0%
Net interest income					$15,769	$14,263	$1,506	11%
Net interest margin									4.83%	4.28%	0.55%
Average loans to average interest-earning assets	74.65%	70.66%
Average loans to average total deposits	82.79%	77.46%
Average non-interest deposits to average total deposits	32.99%	32.76%
Average interest-earning assets to average interest-bearing liabilities	155.49%	154.43%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $819,000 and $651,000 in the first quarter of 2019 and 2018, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $16.1 million and $20.2 million in the first quarter of 2019 and 2018, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2019 and 2018.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2019 vs. 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$420	$1,263	$1,683
Loans held for sale	(25)	56	31
Short-term investments	(88)	47	(41)
Long-term investments	(131)	541	410
Total interest income	$176	$1,907	$2,083

Interest Expense:
Interest-bearing deposits	($12)	$578	$566
Borrowings	19	(8)	11
Total interest expense	$7	$570	$577

Provision for Loan Losses
The provision for loan losses was $750,000 for the first quarter of 2019, primarily due to an increase in nonperforming loans and large borrower concentration. Total loans were essentially unchanged at March 31, 2019 compared to December 31, 2018. The provision for loan losses was zero for the first quarter of 2018 despite a 1% increase in loans during the first quarter of 2018. The increase in loan balances, which would normally result in a provision for loan losses, was offset by decreases in nonperforming loans, net of government guarantees and adversely classified loans. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 109% at March 31, 2019 and 110% at March 31, 2018.
See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended March 31, 2019, increased $71,000, or 1%, to $7.5 million as compared to the same period in 2018, primarily due to the $534,000 gain on marketable securities, a $107,000 increase in other income, which is primarily made up of a $64,000 increase in net income from Pacific Wealth Advisors and a $36,000 increase in commercial servicing revenue, and a $59,000 increase in service charges on deposit accounts. These increases were only partially offset by a $646,000 decrease in mortgage banking income, which was the result of lower loan production in the first quarter of 2019 as compared to the first quarter of 2018. Loan production decreased to $92.4 million in the first quarter of 2019 as compared to $109.1 million in the first quarter of 2018, primarily due to rising interest rates and low housing inventory levels.

Other Operating Expense
Other operating expense for the first quarter of 2019 increased $285,000, or 2%, to $17.1 million as compared to the same period in 2018, primarily due to a $717,000, or 7%, increase in the salaries and other personnel expense due to increases in group medical costs, salaries, and profit-sharing and 401(k) plan contributions to the Company's employee benefit plans. This increase in expense was partially offset by a $423,000 decrease in OREO expense, net of rental income and gains on the sale of OREO property due to an increase in gains on sales of $316,000 in the first quarter of 2019 as compared to the sale period in 2018.
Income Taxes
The provision for income taxes for the three-month period ending March 31, 2019, increased $292,000 or 34% as compared to the same period in 2018, primarily due to an increase in pre-tax income. The effective tax rate for the three-month period ending March 31, 2019 increased to 21% from 18% compared to the same period in 2018.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at March 31, 2019 increased 1%, or $3.4 million, to $282.2 million from $278.9 million at December 31, 2018 as proceeds from sales, maturities, and security calls were reinvested in the first three months of 2019.
The table below details portfolio investment balances by portfolio investment type:

	March 31, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$212,297	75.2%	$208,860	74.8%
Municipal securities	3,898	1.4%	9,084	3.3%
Corporate bonds	40,337	14.3%	39,780	14.3%
Collateralized loan obligations	17,909	6.3%	13,886	5.0%
Preferred stock	7,798	2.8%	7,265	2.6%
Total portfolio investments	$282,239		$278,875

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
Portfolio loans decreased by $2.0 million, or less than 1%, to $982.3 million at March 31, 2019 from $984.3 million at December 31, 2018, primarily as a result of decreased real estate term loans relating to non-owner occupied properties. This decrease was partially offset by a slight increase in commercial loans in the first three months of 2019. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 4% of portfolio loans at March 31, 2019 and December 31, 2018, respectively.

The following table details loan balances by loan type as of the dates indicated:

	March 31, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$344,164	35.0%	$342,420	34.8%
Real estate construction one-to-four family	36,484	3.7%	37,111	3.8%
Real estate construction other	72,920	7.4%	72,256	7.3%
Real estate term owner occupied	130,141	13.2%	126,414	12.8%
Real estate term non-owner occupied	316,161	32.2%	325,720	33.1%
Real estate term other	43,910	4.5%	42,039	4.3%
Consumer secured by 1st deeds of trust	18,716	1.9%	19,228	2.0%
Consumer other	24,145	2.5%	23,645	2.4%
Subtotal	$986,641		$988,833
Less: Unearned origination fee,
net of origination costs	(4,300)	(0.4)%	(4,487)	(0.5)%
Total loans	$982,341		$984,346
Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $67.6 million, or approximately 7% of loans as of March 31, 2019 have direct exposure to the oil and gas industry as compared to $62.3 million, or approximately 6% of loans as of December 31, 2018. The Company has no loans to oil producers or exploration companies as of March 31, 2019 or December 31, 2018, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $10.0 million and $9.6 million at March 31, 2019 and December 31, 2018, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $29.1 million and $32.5 million at March 31, 2019 and December 31, 2018, respectively. The portion of the Company's Allowancethat related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2019
AQR Pass	$49,943	$—	$—	$5,174	$—	$—	$—	$390	$55,507
AQR Special Mention	936	—	—	2,158	7,249	—	—	—	10,343
AQR Substandard	1,723	—	—	—	—	—	—	—	1,723
Total	$52,602	$—	$—	$7,332	$7,249	$—	$—	$390	$67,573
December 31, 2018
AQR Pass	$44,512	$—	$—	$5,216	$—	$—	$—	$399	$50,127
AQR Special Mention	857	—	—	2,242	7,364	—	—	—	10,463
AQR Substandard	1,723	—	—	—	—	—	—	—	1,723
Total	$47,092	$—	$—	$7,458	$7,364	$—	$—	$399	$62,313

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

•
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 12 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.

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

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system. The risk ratings are discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ending December 31, 2018. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2019.

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

•
An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At March 31, 2019 and December 31, 2018, the unallocated allowance as a percentage of the total Allowance was 8% and 13%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$19,519	$21,461
Charge-offs:
Commercial	109	965
Consumer secured by 1st deeds of trust	—	89
Consumer other	—	50
Total charge-offs	109	1,104
Recoveries:
Commercial	44	89
Real estate term other	2	1
Consumer secured by 1st deeds of trust	—	1
Consumer other	3	1
Total recoveries	49	92
Net, (recoveries) charge-offs	60	1,012
(Benefit) provision for loan losses	750	—
Balance at end of period	$20,209	$20,449
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits were relatively unchanged at $1.228 billion as of March 31, 2019 and December 31, 2018, respectively. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2019		December 31, 2018
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$417,068	34%	$420,988	34%
Interest-bearing demand	247,630	20%	248,056	20%
Savings deposits	237,510	19%	239,054	19%
Money market deposits	204,567	17%	206,717	17%
Time deposits	121,243	10%	113,273	9%
Total deposits	$1,228,018		$1,228,088

The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at March 31, 2019 and 91% of total deposits at December 31, 2018.
The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2019, the Company had $121.2 million in certificates of deposit as compared to certificates of deposit of $113.3 million at December 31, 2018. At March 31, 2019, $60.1 million, or 50%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $57.4 million, or 51%, of total certificates of deposit at December 31, 2018. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2019 and December 31, 2018, was $79.1 million and $70.7 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2019:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$6,290	8%
Over 3 through 6 months	10,784	14%
Over 6 through 12 months	19,994	25%
Over 12 months	42,081	53%
Total	$79,149	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2019 or December 31, 2018.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2019, our maximum borrowing line from the FHLB was $675.6 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.2 million as of March 31, 2019 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $73.7 million of loans as collateral to secure advances made through the discount window on March 31, 2019. There were no discount window advances outstanding at March 31, 2019 or December 31, 2018.

Other Short-term Borrowings: Securities sold under agreements to repurchase were $34.6 million and $34.3 million, respectively, for March 31, 2019 and December 31, 2018. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending March 31, 2019 and 2018 was $33.9 million and $28.6 million, respectively. The maximum outstanding at any month-end was $34.6 million and $31.0 million, respectively, during the same three-month periods ending March 31, 2019 and 2018. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $225.2 million and $222.6 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of March 31, 2019 or December 31, 2018.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2019.
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2019 were $253.0 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2019 were $1.228 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $9.0 million for the first three months of 2019, primarily due to cash provided by proceeds from the sale of loans held for sale being only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $5.6 million for the same period, primarily due to an increase in purchased receivables. Net cash used in financing activities in the same period was $2.0 million, primarily due to cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2019, our funds available for borrowing under our existing lines of credit were $742.4 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 1,723 shares of its common stock in the first three months of 2019 and repurchased 6,110 shares of its common stock under the Company's publicly announced repurchase program. At March 31, 2019, the Company had 6,878,829 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2019, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2019 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2019, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both March 31, 2019 and December 31, 2018, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2019
Total risk-based capital	8.00%	10.00%	16.86%	14.23%
Tier 1 risk-based capital	6.00%	8.00%	15.60%	12.98%
Common equity tier 1 capital	4.50%	6.50%	14.86%	12.98%
Leverage ratio	4.00%	5.00%	13.86%	11.52%
December 31, 2018
Total risk-based capital	8.00%	10.00%	16.73%	14.30%
Tier 1 risk-based capital	6.00%	8.00%	15.47%	13.05%
Common equity tier 1 capital	4.50%	6.50%	14.73%	13.05%
Leverage ratio	4.00%	5.00%	13.40%	11.28%

See Note 22 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Corrective Action rules. See Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of March 31, 2019 and December 31, 2018, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $253.0 million and $263.8 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $66.3 million and $45.0 million, as of March 31, 2019 and December 31, 2018, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $125,000 and $130,000 at March 31, 2019 and December 31, 2018 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments of approximately $624,000 at March 31, 2019 related to planned improvements to the Company's infrastructure, the most significant of which is $503,000 related to a new branch that will be located on the Kenai peninsula in Soldotna, Alaska.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2019 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2019, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors have not materially changed as of March 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 6,110 shares of its common stock, in the aggregate, during the three-month period ending March 31, 2019.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2019 - January 31, 2019	3,089	$33.41	3,089	150,344
Month No.2
February 1, 2019 - February 28, 2019	1,948	$33.71	1,948	148,396
Month No. 3
March 1, 2019 - March 31, 2019	1,073	$33.87	1,073	147,323
Total	6,110	$33.58	6,110	147,323

(1) In August 2004, the Company publicly announced its board of directors (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007 the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019.

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
NORTHRIM BANCORP, INC.

May 7, 2019	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 7, 2019	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)