Form 10-Q
period 2019-06-30
NORTHRIM BANCORP INC
filed 2019-08-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 6, 2019 was 6,673,140.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$25,377	$26,771
Interest bearing deposits in other banks	45,454	50,767
Investment securities available for sale, at fair value	249,986	271,610
Marketable equity securities	7,916	7,265
Investment in Federal Home Loan Bank stock	2,069	2,101
Loans held for sale	61,531	34,710
Loans	1,015,704	984,346
Allowance for loan losses	(20,518)	(19,519)
Net loans	995,186	964,827
Purchased receivables, net	13,114	14,406
Mortgage servicing rights, at fair value	10,836	10,821
Other real estate owned, net	7,043	7,962
Premises and equipment, net	39,155	39,090
Operating lease right-of-use asset	14,924	—
Goodwill	15,017	15,017
Other intangible assets, net	1,107	1,137
Other assets	64,055	56,504
Total assets	$1,552,770	$1,502,988
LIABILITIES
Deposits:
Demand	$435,425	$420,988
Interest-bearing demand	285,664	248,056
Savings	232,190	239,054
Money market	204,151	206,717
Certificates of deposit less than $250,000	83,210	75,318
Certificates of deposit $250,000 and greater	47,538	37,955
Total deposits	1,288,178	1,228,088
Securities sold under repurchase agreements	864	34,278
Borrowings	7,158	7,241
Junior subordinated debentures	10,310	10,310
Operating lease liability	14,807	—
Other liabilities	25,115	17,124
Total liabilities	1,346,432	1,297,041
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,729,456 and 6,883,216 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,729	6,883
Additional paid-in capital	57,234	62,132
Retained earnings	141,878	137,452
Accumulated other comprehensive income (loss), net of tax	497	(520)
Total shareholders' equity	206,338	205,947
Total liabilities and shareholders' equity	$1,552,770	$1,502,988
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans and loans held for sale	$15,353	$14,036	$30,330	$27,299
Interest on investment securities available for sale	1,690	1,302	3,322	2,556
Dividends on marketable equity securities	109	84	216	166
Dividends on Federal Home Loan Bank stock	19	14	38	26
Interest on deposits in other banks	135	159	278	343
Total Interest Income	17,306	15,595	34,184	30,390
Interest Expense
Interest expense on deposits	1,174	446	2,112	818
Interest expense on securities sold under agreements to repurchase	18	8	40	17
Interest expense on borrowings	62	57	119	115
Interest expense on junior subordinated debentures	95	95	187	188
Total Interest Expense	1,349	606	2,458	1,138
Net Interest Income	15,957	14,989	31,726	29,252
Provision (benefit) for loan losses	300	(300)	1,050	(300)
Net Interest Income After Provision (Benefit) for Loan Losses	15,657	15,289	30,676	29,552
Other Operating Income
Mortgage banking income	5,950	5,478	10,248	10,422
Purchased receivable income	837	867	1,646	1,707
Interest rate swap income	734	—	734	—
Bankcard fees	744	707	1,394	1,332
Service charges on deposit accounts	413	376	826	730
Gain (loss) on marketable equity securities	118	(173)	652	(173)
Gain on sale of securities, net	—	—	23	—
Other income	773	1,059	1,579	1,758
Total Other Operating Income	9,569	8,314	17,102	15,776
Other Operating Expense
Salaries and other personnel expense	12,945	11,362	24,247	21,947
Data processing expense	1,796	1,323	3,475	2,871
Occupancy expense	1,642	1,020	3,413	2,720
Marketing expense	833	462	1,252	1,094
Professional and outside services	684	554	1,240	1,053
Insurance expense	232	178	490	474
OREO (income) expense, net rental income and gains on sale	165	11	(155)	114
Intangible asset amortization expense	15	17	30	35
Other operating expense	1,507	1,679	2,907	3,093
Total Other Operating Expense	19,819	16,606	36,899	33,401
Income Before Provision for Income Taxes	5,407	6,997	10,879	11,927
Provision for income taxes	1,146	1,167	2,306	2,035
Net Income	$4,261	$5,830	$8,573	$9,892
Earnings Per Share, Basic	$0.62	$0.85	$1.25	$1.44
Earnings Per Share, Diluted	$0.62	$0.84	$1.24	$1.42
Weighted Average Shares Outstanding, Basic	6,798,352	6,872,371	6,838,986	6,872,167
Weighted Average Shares Outstanding, Diluted	6,896,687	6,976,985	6,939,338	6,972,744
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net income	$4,261	$5,830	$8,573	$9,892
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$1,300	($119)	$2,733	($1,107)
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 for the second quarters of 2019 and 2018, and $7
and $0 for the six months ended June 30, 2019 and 2018, respectively)	—	—	(16)	—
Derivatives and hedging activities:
Unrealized (losses) gains arising during the period	(588)	154	(981)	621
Income tax (expense) benefit related to unrealized gains and losses	(370)	143	(719)	246
Other comprehensive income (loss), net of tax	342	178	1,017	(240)
Comprehensive income	$4,603	$6,008	$9,590	$9,652

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

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(2,087)	—	(2,087)
Stock-based compensation expense	—	—	196	—	—	196
Exercise of stock options and vesting of restricted stock units, net	2	2	(2)	—	—	—
Repurchase of common stock	(6)	(6)	(199)	—	—	(205)
Other comprehensive income, net of tax	—	—	—	—	675	675
Net income	—	—	—	4,312	—	4,312
Balance as of March 31, 2019	6,879	$6,879	$62,127	$139,677	$155	$208,838
Cash dividend declared	—	—	—	(2,060)	—	(2,060)
Stock-based compensation expense	—	—	155	—	—	155
Repurchase of common stock	(150)	(150)	(5,048)	—	—	(5,198)
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	4,261	—	4,261
Balance as of June 30, 2019	6,729	$6,729	$57,234	$141,878	$497	$206,338
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2019	2018
Operating Activities:
Net income	$8,573	$9,892
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	(23)	—
Loss on disposal of premises and equipment	—	3
Depreciation and amortization of premises and equipment	1,444	768
Amortization of software	496	431
Intangible asset amortization	30	35
Amortization of investment security premium, net of discount accretion	25	106
(Gain) loss of marketable equity securities	(652)	173
Deferred tax expense (benefit)	735	(156)
Stock-based compensation	351	412
Deferral of loan fees and (costs), net	(169)	51
Provision for loan losses	1,050	(300)
(Benefit) reserve for purchased receivables	(92)	1
Additions to home mortgage servicing rights carried at fair value	(1,639)	(1,572)
Change in fair value of home mortgage servicing rights carried at fair value	1,624	144
Change in fair value of commercial servicing rights carried at fair value	98	—
Gain on sale of loans	(7,830)	(7,398)
Proceeds from the sale of loans held for sale	242,409	254,323
Origination of loans held for sale	(261,400)	(257,252)
Gain on sale of other real estate owned	(316)	(49)
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	25	(104)
Increase in other assets	(3,162)	(10,614)
Increase (decrease) in other liabilities	668	(1,996)
Net Cash Used by Operating Activities	(17,755)	(13,102)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(15,373)	(25,731)
Purchases of marketable equity securities	—	(998)
Purchases of FHLB stock	(806)	—
Proceeds from sales/calls/maturities of securities available for sale	39,729	67,401
Proceeds from calls/sales of marketable equity securities	—	500
Proceeds from redemption of FHLB stock	838	11
Decrease in purchased receivables, net	1,384	1,908
Increase in loans, net	(31,090)	(14,388)
Proceeds from sale of other real estate owned	1,085	276
Purchases of software	(294)	(409)
Proceeds from sale of premises and equipment	—	3
Purchases of premises and equipment	(1,509)	(1,020)
Net Cash (Used) Provided by Investing Activities	(6,036)	27,553
Financing Activities:
(Decrease) increase in deposits	60,090	(52,762)
Decrease in securities sold under repurchase agreements	(33,414)	(51)
Decrease in borrowings	(83)	(50)
Repurchase of common stock	(5,403)	—
Cash dividends paid	(4,106)	(3,299)

Net Cash Provided (Used) by Financing Activities	17,084	(56,162)
Net Change in Cash and Cash Equivalents	(6,707)	(41,711)
Cash and Cash Equivalents at Beginning of Period	77,538	77,841
Cash and Cash Equivalents at End of Period	$70,831	$36,130

Supplemental Information:
Income taxes paid	$—	$324
Interest paid	$2,483	$1,070
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$7,282	$—
Transfer of loans to other real estate owned	$—	$535
Non-cash lease liability arising from obtaining right of use assets	$528	$—
Cash dividends declared but not paid	$41	$32

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results anticipated for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements ("ASU 2018-11") to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The Company adopted ASU 2016-02 on January 1, 2019, utilizing the modified retrospective approach provided under the transition option in ASU 2018-11 for leases that exist on, or are entered into, after the adoption date. Accordingly, ASU 2016-02 has not been applied to comparative periods included in the Company's financial statements. The Company also elected certain relief options offered in ASU 2016-02 and ASU 2018-11, including the practical expedient on not separating lease components from nonlease components for all operating leases and instead to account for them as a single lease component and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which were considered operating leases prior to the adoption of ASU 2016-02, and therefore, were not recognized on the Company’s consolidated statements of condition. The Company recognized these lease agreements on the consolidated balance sheets as a $15.9 million right-of-use asset and a $15.9 million lease liability upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have an impact on the Company’s consolidated statements of income.
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

ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-03 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-03 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019. Early application will be permitted for specified periods. ASU 2016-13 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019, and must be applied prospectively. The Company is in the process of implementing this new standard. A cross-functional team is evaluating data elements, modeling options, and the application of reasonable and supportable forecasts that are expected to be critical to the new process for estimating credit losses and has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined; however, the impact on the Company's process for calculating the allowance for loan losses ("Allowance") is expected to be significant.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company's next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect that the amendments of ASU 2019-04 will have a material impact on the Company’s consolidated financial position or results of operations. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326) (“ASU 2019-05”). ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-05 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2019. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company has lease agreements for land and office facilities that it occupies to operate several of its retail branch locations, as well as one storage facility, that are classified as operating leases and are recognized on the balance sheet as right-

of-use ("ROU") assets and lease liabilities. Most of these leases contain options to extend the duration of the leases at management's discretion. Management has recognized these renewal options as part of its ROU asset and lease liabilities when management is reasonably certain to exercise these options. Whether or not management is reasonably certain to exercise such an option is determined based on facts and circumstances for each individual lease. However, if a renewal option is offered at below market terms, management considers the exercise of that option to be reasonably certain for the purposes of calculating its ROU assets and lease liabilities. None of the Company's leases include residual value guarantees, and there are no restrictions or covenants imposed by these leases that impose significant additional financial obligations on the Company. The Company uses the rate implicit in each lease as the discount rate to determine the lease liability, which is the present value of lease payments not yet paid at the lease commencement date. If the rate implicit in each lease is not readily determinable, which is often the case, the Company uses its incremental borrowing rate as the discount rate. The incremental borrowing rate is the rate that the Company would have incurred to borrow the funds necessary to purchase the leased asset over a similar term.

As of June 30, 2019, the Company has operating lease ROU assets of $14.9 million and operating lease liabilities of $14.8 million. The Company does not have any agreements that are classified as finance leases.

The following table presents additional information about the Company's operating leases:

(In Thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost
Operating lease cost(1)	$677	$1,355
Short term lease cost(1)	8	17
Total lease cost	$685	$1,372

Other information
Operating leases - operating cash flows		$1,348
Weighted average lease term - operating leases, in years		11.26
Weighted average discount rate - operating leases		3.32%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2019 (Six months)	$1,332
2020	2,532
2021	2,439
2022	1,998
2023	1,775
Thereafter	8,131
Total minimum lease payments	$18,207
Less: amount of lease payment representing interest	(3,400)
Present value of future minimum lease payments	$14,807

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
The majority of our ongoing revenue-generating transactions are not subject to Topic 606, including revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, purchased receivable income, financial guarantees, and derivatives are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant services income, and commissions from the sales of mutual funds and other investments. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s non-interest revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six-month periods ended June 30, 2019 and 2018:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income	2019	2018	2019	2018
In-scope of Topic 606:
Bankcard fees	$744	$707	$1,394	$1,332
Service charges on deposit accounts	413	376	826	730
Other	451	436	816	799
Other operating income (in-scope of Topic 606)	$1,608	$1,519	$3,036	$2,861
Other operating income (out-of-scope of Topic 606)	7,961	6,795	14,066	12,915
Total other operating income	$9,569	$8,314	$17,102	$15,776
Gains on the sale of OREO are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $0 and $49,000 for the three months ended June 30, 2019 and 2018, respectively, and $316,000 and $49,000 for the six months ended June 30, 2019 and 2018, respectively.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

4. Cash and Cash Equivalents
The Company is required to maintain a $1.0 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period which included June 30, 2019, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $300,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

5. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$181,760	$1,123	$117	$182,766
Municipal securities	3,896	9	16	3,889
Corporate bonds	40,135	277	12	40,400
Collateralized loan obligations	22,979	6	54	22,931
Total securities available for sale	$248,770	$1,415	$199	$249,986
December 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$209,908	$391	$1,439	$208,860
Municipal securities	9,089	17	22	9,084
Corporate bonds	40,139	38	397	39,780
Collateralized loan obligations	13,990	—	104	13,886
Total securities available for sale	$273,126	$446	$1,962	$271,610

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:
Securities available for sale
U.S. Treasury and government sponsored entities	$—	$—	$67,393	$117	$67,393	$117
Corporate bonds	2,982	12	—	—	2,982	12
Collateralized loan obligations	10,936	54	—	—	10,936	54
Municipal securities	—	—	651	16	651	16
Total	$13,918	$66	$68,044	$133	$81,962	$199
December 31, 2018:
Securities available for sale
U.S. Treasury and government sponsored entities	$5,030	$6	$135,807	$1,433	$140,837	$1,439
Corporate bonds	22,285	397	—	—	22,285	397
Collateralized loan obligations	13,886	104	—	—	13,886	104
Municipal securities	—	—	1,673	22	1,673	22
Total	$41,201	$507	$137,480	$1,455	$178,681	$1,962

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At June 30, 2019 and December 31, 2018, there were 4 and 14 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 11 and 23 securities as of June 30, 2019 and December 31, 2018 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2019 and December 31, 2018, $37.9 million and $58.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at June 30, 2019, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$70,013	$69,995	1.70%
1-5 years	111,747	112,771	2.33%
Total	$181,760	$182,766	2.09%
Corporate bonds
Within 1 year	$14,450	$14,505	3.44%
1-5 years	20,689	20,887	3.54%
5-10 years	4,996	5,008	3.52%
Total	$40,135	$40,400	3.50%
Collateralized loan obligations
5-10 years	$3,000	$2,999	4.06%
Over 10 years	19,979	19,932	4.01%
Total	$22,979	$22,931	4.02%
Municipal securities
Within 1 year	$1,905	$1,909	1.80%
1-5 years	1,991	1,980	4.30%
Total	$3,896	$3,889	3.08%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and six-month periods ending June 30, 2019 and 2018, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended June 30, 2019
Available for sale securities	$—	$—	$—
Three Months Ended June 30, 2018
Available for sale securities	$—	$—	$—
Six Months Ended June 30, 2019
Available for sale securities	$4,219	$23	$—
Six Months Ended June 30, 2018
Available for sale securities	$—	$—	$—

A summary of interest income for the three and six-month periods ending June 30, 2019 and 2018, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
US Treasury and government sponsored entities	$1,071	$895	$2,142	$1,785
Other	589	343	1,098	621
Total taxable interest income	$1,660	$1,238	$3,240	$2,406
Municipal securities	$30	$64	$82	$150
Total tax-exempt interest income	$30	$64	$82	$150
Total	$1,690	$1,302	$3,322	$2,556

6.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2019
AQR Pass	$365,705	$37,521	$58,824	$117,492	$307,931	$40,767	$16,544	$23,235	$968,019
AQR Special Mention	4,149	—	—	3,786	17,807	—	—	—	25,742
AQR Substandard	17,403	1,492	—	5,713	—	1,198	304	151	26,261
AQR Doubtful	—	—	—	—	—	—	—	—	—
Subtotal	$387,257	$39,013	$58,824	$126,991	$325,738	$41,965	$16,848	$23,386	$1,020,022
Less: Unearned origination fees, net of origination costs									(4,318)
Total loans									$1,015,704
December 31, 2018
AQR Pass	$315,112	$33,729	$72,256	$117,174	$307,126	$40,792	$18,768	$23,595	$928,552
AQR Special Mention	5,116	3,382	—	3,987	18,129	670	140	2	31,426
AQR Substandard	22,192	—	—	5,253	465	577	320	47	28,854
AQR Doubtful	—	—	—	—	—	—	—	1	1
Subtotal	$342,420	$37,111	$72,256	$126,414	$325,720	$42,039	$19,228	$23,645	$988,833
Less: Unearned origination fees, net of origination costs									(4,487)
Total loans									$984,346
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $16.9 million and $14.7 million at June 30, 2019 and December 31, 2018, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
June 30, 2019
Commercial	$385	$—	$3,745	$7,077	$11,207
Real estate construction one-to-four family	—	—	—	1,492	1,492
Real estate term owner occupied	1,087	—	2,568	189	3,844
Real estate term other	621	—	577	—	1,198
Consumer secured by 1st deeds of trust	—	—	—	210	210
Consumer other	—	—	93	36	129
Total nonperforming loans	2,093	—	6,983	9,004	18,080
Government guarantees on nonaccrual loans	—	—	(102)	(1,037)	(1,139)
Net nonaccrual loans	$2,093	$—	$6,881	$7,967	$16,941
December 31, 2018
Commercial	$1,329	$324	$1,287	$9,731	$12,671
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	577	—	577
Consumer secured by 1st deeds of trust	—	—	—	220	220
Consumer other	—	—	39	9	48
Total nonperforming loans	1,329	324	3,597	9,960	15,210
Government guarantees on nonaccrual loans	(269)	—	—	(247)	(516)
Net nonaccrual loans	$1,060	$324	$3,597	$9,713	$14,694

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
June 30, 2019
Commercial	$4,800	$1,473	$—	$6,273	$11,207	$369,777	$387,257
Real estate construction one-to-four family	—	—	—	—	1,492	37,521	39,013
Real estate construction other	—	—	—	—	—	58,824	58,824
Real estate term owner occupied	987	—	—	987	3,844	122,160	126,991
Real estate term non-owner occupied	—	—	—	—	—	325,738	325,738
Real estate term other	—	—	—	—	1,198	40,767	41,965
Consumer secured by 1st deed of trust	29	180	—	209	210	16,429	16,848
Consumer other	233	—	—	233	129	23,024	23,386
Subtotal	$6,049	$1,653	$—	$7,702	$18,080	$994,240	$1,020,022
Less: Unearned origination fees, net of origination costs							(4,318)
Total							$1,015,704
December 31, 2018
Commercial	$872	$857	$—	$1,729	$12,671	$328,020	$342,420
Real estate construction one-to-four family	—	—	—	—	—	37,111	37,111
Real estate construction other	—	—	—	—	—	72,256	72,256
Real estate term owner occupied	1,197	—	—	1,197	1,694	123,523	126,414
Real estate term non-owner occupied	—	—	—	—	—	325,720	325,720
Real estate term other	—	—	—	—	577	41,462	42,039
Consumer secured by 1st deed of trust	224	100	—	324	220	18,684	19,228
Consumer other	190	—	—	190	48	23,407	23,645
Subtotal	$2,483	$957	$—	$3,440	$15,210	$970,183	$988,833
Less: Unearned origination fees, net of origination costs							(4,487)
Total							$984,346

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

At June 30, 2019 and December 31, 2018, the recorded investment in loans that are considered to be impaired was $27.0 million and $31.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2019
With no related allowance recorded
Commercial - AQR pass	$72	$72	$—
Commercial - AQR substandard	16,367	18,005	—
Real estate construction one-to-four family - AQR substandard	1,492	1,492	—
Real estate term owner occupied - AQR substandard	5,714	5,714	—
Real estate term non-owner occupied - AQR pass	269	269	—
Real estate term other - AQR pass	447	447	—
Real estate term other - AQR substandard	1,198	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	126	126	—
Consumer secured by 1st deeds of trust - AQR substandard	304	304	—
Consumer other - AQR substandard	93	97	—
Subtotal	$26,082	$27,724	$—

With an allowance recorded
Commercial - AQR substandard	$914	$914	$6
Subtotal	$914	$914	$6

Total
Commercial - AQR pass	$72	$72	$—
Commercial - AQR substandard	17,281	18,919	6
Real estate construction one-to-four family - AQR substandard	1,492	1,492	—
Real estate term owner-occupied - AQR substandard	5,714	5,714	—
Real estate term non-owner occupied - AQR pass	269	269	—
Real estate term other - AQR pass	447	447	—
Real estate term other - AQR substandard	1,198	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	126	126	—
Consumer secured by 1st deeds of trust - AQR substandard	304	304	—
Consumer other - AQR substandard	93	97	—
Total	$26,996	$28,638	$6

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	21,252	22,303	—
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Subtotal	$30,866	$31,917	$—

With an allowance recorded
Commercial - AQR substandard	$848	$1,352	$14
Subtotal	$848	$1,352	$14

Total
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	22,100	23,655	14
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR special mention	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Total	$31,714	$33,269	$14

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.

The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2019 and 2018:

Three Months Ended June 30,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$75	$1	$—	$—
Commercial - AQR special mention	—	—	2,223	34
Commercial - AQR substandard	17,192	95	30,657	172
Real estate construction one-to-four family - AQR substandard	1,958	—	—	—
Real estate term owner occupied- AQR substandard	5,877	14	4,575	53
Real estate term non-owner occupied- AQR pass	276	5	378	6
Real estate term non-owner occupied- AQR substandard	—	—	475	8
Real estate term other - AQR pass	457	8	527	7
Real estate term other - AQR substandard	1,213	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	127	3	141	4
Consumer secured by 1st deeds of trust - AQR substandard	309	2	103	1
Consumer other - AQR substandard	95	—	—	—
Subtotal	$27,579	$128	$39,079	$285

With an allowance recorded
Commercial - AQR substandard	$917	$—	$378	$7
Subtotal	$917	$—	$378	$7

Total
Commercial - AQR pass	$75	$1	$—	$—
Commercial - AQR special mention	—	—	2,223	34
Commercial - AQR substandard	18,109	95	31,035	179
Real estate construction one-to-four family - AQR substandard	1,958	—	—	—
Real estate term owner-occupied - AQR substandard	5,877	14	4,575	53
Real estate term non-owner occupied - AQR pass	276	5	378	6
Real estate term non-owner occupied - AQR substandard	—	—	475	8
Real estate term other - AQR pass	457	8	527	7
Real estate term other - AQR substandard	1,213	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	127	3	141	4
Consumer secured by 1st deeds of trust - AQR substandard	309	2	103	1
Consumer other - AQR substandard	95	—	—	—
Total Impaired Loans	$28,496	$128	$39,457	$292

Six Months Ended June 30,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$1,073	$35	$—	$—
Commercial - AQR special mention	—	—	2,232	65
Commercial - AQR substandard	16,995	185	24,637	257
Real estate construction one-to-four family - AQR substandard	2,427	—	—	—
Real estate term owner occupied- AQR substandard	5,895	48	4,583	77
Real estate term non-owner occupied- AQR pass	283	10	339	11
Real estate term non-owner occupied- AQR special mention	—	2	44	2
Real estate term non-owner occupied- AQR substandard	463	—	477	15
Real estate term other - AQR pass	467	16	539	16
Real estate term other - AQR substandard	897	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	128	6	139	7
Consumer secured by 1st deeds of trust - AQR substandard	278	3	175	6
Consumer other - AQR substandard	48	—	—	—
Subtotal	$28,954	$305	$33,165	$456

With an allowance recorded
Commercial - AQR substandard	$881	$—	$3,773	$7
Commercial - AQR doubtful	—	—	27	—
Real estate term other - AQR substandard	328	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	108	—	120	—
Subtotal	$1,317	$—	$3,920	$7

Total
Commercial - AQR pass	$1,073	$35	$—	$—
Commercial - AQR special mention	—	—	2,232	65
Commercial - AQR substandard	17,876	185	28,410	264
Commercial - AQR doubtful	—	—	27	—
Real estate construction one-to-four family - AQR substandard	2,427	—	—	—
Real estate term owner-occupied - AQR substandard	5,895	48	4,583	77
Real estate term non-owner occupied - AQR pass	283	10	339	11
Real estate term non-owner occupied - AQR special mention	—	2	44	2
Real estate term non-owner occupied - AQR substandard	463	—	477	15
Real estate term other - AQR pass	467	16	539	16
Real estate term other - AQR substandard	1,225	—	—	—
Consumer secured by 1st deeds of trust - AQR pass	128	6	139	7
Consumer secured by 1st deeds of trust - AQR substandard	386	3	295	6
Consumer other - AQR substandard	48	—	—	—
Total Impaired Loans	$30,271	$305	$37,085	$463

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $11.3 million and $14.8 million at June 30, 2019 and December 31, 2018, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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
The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2019 and restructured loans that occurred prior to 2019 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$318	$1,461	$1,779
Real estate term owner occupied - AQR substandard	—	189	189
Subtotal	$318	$1,650	$1,968
Existing Troubled Debt Restructurings	$1,327	$8,000	$9,327
Total	$1,645	$9,650	$11,295

The following tables present newly restructured loans that occurred during the six months ended June 30, 2019 and 2018, by concession (terms modified):

		June 30, 2019
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$509	$1,350	$1,859
Real estate term owner occupied- AQR substandard	1	—	—	192	—	192
Total	6	$—	$—	$701	$1,350	$2,051
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$433	$1,346	$1,779
Real estate term owner occupied- AQR substandard	1	—	—	189	—	189
Total	6	$—	$—	$622	$1,346	$1,968

		June 30, 2018
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$2,704	$—	$2,704
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$4,398	$—	$4,398
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$1,738	$—	$1,738
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$3,432	$—	$3,432

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $64,000 in charge-offs in the six months ended June 30, 2019 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were two TDRs with specific impairment at June 30, 2019 and one at December 31, 2018.
The following table presents TDRs that defaulted within twelve months of restructure and defaulted during the six months ended June 30, 2019 and 2018:

		June 30, 2019		June 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	—	$—	2	$559
Total	—	$—	2	$559

7.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$6,478	$659	$1,367	$2,320	$6,122	$844	$396	$501	$1,522	$20,209
Charge-Offs	(64)	—	—	—	—	—	—	(4)	—	(68)
Recoveries	48	—	—	—	—	25	—	4	—	77
Provision (benefit)	661	80	(255)	(39)	109	(108)	(74)	(15)	(59)	300
Balance, end of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Balance, end of period:
Individually evaluated
for impairment	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Balance, end of period:
Collectively evaluated
for impairment	$7,117	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,512
2018
Balance, beginning of period	$5,684	$608	$1,069	$2,174	$6,379	$1,025	$305	$315	$2,890	$20,449
Charge-Offs	(77)	—	—	—	—	—	(2)	(21)	—	(100)
Recoveries	54	—	—	—	—	1	—	4	—	59
Provision (benefit)	(35)	(12)	17	(4)	(160)	(25)	49	98	(228)	(300)
Balance, end of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Balance, end of period:
Individually evaluated
for impairment	$73	$—	$—	$—	$—	$—	$—	$—	$—	$73
Balance, end of period:
Collectively evaluated
for impairment	$5,553	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,035

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(173)	—	—	—	—	—	—	(4)	—	(177)
Recoveries	92	—	—	—	—	27	—	7	—	126
Provision (benefit)	1,544	64	(163)	254	432	18	16	57	(1,172)	1,050
Balance, end of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Balance, end of period:
Individually evaluated
for impairment	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Balance, end of period:
Collectively evaluated
for impairment	$7,117	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,512
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,042)	—	—	—	—	—	(91)	(71)	—	(1,204)
Recoveries	143	—	—	—	—	2	1	5	—	151
Provision (benefit)	353	(33)	(480)	(24)	176	274	127	155	(848)	(300)
Balance, end of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Balance, end of period:
Individually evaluated
for impairment	$73	$—	$—	$—	$—	$—	$—	$—	$—	$73
Balance, end of period:
Collectively evaluated
for impairment	$5,553	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,035

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2019
Balance, end of period	$385,953	$38,851	$58,380	$126,360	$324,104	$41,658	$16,848	$23,550	$1,015,704
Balance, end of period:
Individually evaluated
for impairment	$17,354	$1,492	$—	$5,713	$269	$1,645	$430	$93	$26,996
Balance, end of period:
Collectively evaluated
for impairment	$368,599	$37,359	$58,380	$120,647	$323,835	$40,013	$16,418	$23,457	$988,708
December 31, 2018
Balance, end of period	$341,091	$36,828	$71,658	$125,795	$324,198	$41,746	$19,234	$23,796	$984,346
Balance, end of period:
Individually evaluated
for impairment	$24,189	$—	$—	$5,253	$760	$1,063	$449	$—	$31,714
Balance, end of period:
Collectively evaluated
for impairment	$316,902	$36,828	$71,658	$120,542	$323,438	$40,683	$18,785	$23,796	$952,632

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
June 30, 2019
Individually evaluated for impairment:
AQR Substandard	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Collectively evaluated for impairment:
AQR Pass	6,990	739	1,112	2,210	5,785	761	322	471	—	18,390
AQR Special Mention	121	—	—	71	446	—	—	—	—	638
AQR Substandard	6	—	—	—	—	—	—	15	—	21
Unallocated	—	—	—	—	—	—	—	—	1,463	1,463
	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
December 31, 2018
Individually evaluated for impairment:
AQR Substandard	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment:
AQR Pass	5,522	615	1,275	1,958	5,236	683	303	413	—	16,005
AQR Special Mention	121	60	—	69	563	12	3	—	—	828
AQR Substandard	3	—	—	—	—	21	—	13	—	37
Unallocated	—	—	—	—	—	—	—	—	2,635	2,635
	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519

8. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2019, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2019 or December 31, 2018, and there were no restructured purchased receivables at June 30, 2019 or December 31, 2018.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of June 30, 2019, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2019	December 31, 2018
Purchased receivables	$13,212	$14,596
Reserve for purchased receivable losses	(98)	(190)
Total	$13,114	$14,406

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six-month periods ending June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance, beginning of period	$141	$209	$190	$200
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
(Benefit) reserve for purchased receivables	(43)	(8)	(92)	1
Balance, end of period	$98	$201	$98	$201

9. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018

Balance, beginning of period	$11,254	$8,039	$10,821	$7,305
Additions for new MSR capitalized	532	812	1,639	1,572
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(630)	110	(1,007)	365
Other (2)	(320)	(228)	(617)	(509)
Balance, end of period	$10,836	$8,733	$10,836	$8,733

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019	December 31, 2018

Balance of mortgage loans serviced for others	$598,415	$557,583
MSR as a percentage of serviced loans	1.81%	1.94%

The Company recognized servicing fees of $588,000 and $443,000 during the three-month periods ending June 30, 2019 and 2018, respectively and $1.1 million and $866,000 during the six-month periods ending June 30, 2019 and 2018, respectively, which includes contractually specified servicing fees, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of MSR as of June 30, 2019 and December 31, 2018:

	2019	2018

Constant prepayment rate	9.75%	7.70%
Discount rate	9.60%	9.94%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at June 30, 2019 and December 31, 2018 were as follows:

(In Thousands)		June 30, 2019	December 31, 2018
Aggregate portfolio principal balance		$598,415	$557,583
Weighted average rate of note		3.96%	3.91%

June 30, 2019	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	9.75%	23.69%	25.40%
Discount rate	9.60%	8.60%	7.60%
Fair value MSR	$10,836	$6,828	$6,536
Percentage of MSR	1.81%	1.14%	1.09%

December 31, 2018
Constant prepayment rate	7.70%	19.35%	20.95%
Discount rate	9.94%	8.94%	7.94%
Fair value MSR	$10,821	$7,115	$6,829
Percentage of MSR	1.94%	1.28%	1.22%

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

Commercial servicing rights

The commercial servicing right asset ("CSR") has a carrying value $1.0 million at June 30, 2019 and December 31, 2018, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $232.4 million and $239.5 million at June 30, 2019 and December 31, 2018, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2019 and December 31, 2018 include a constant prepayment rate of 12.72% and a discount rate of 11.49%.

10.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $1.7 million as of June 30, 2019 and $296,000 as of December 31, 2018 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $64.4 million and $16.0 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the notional amount of interest rate swaps is made up of six variable to fixed rate swaps to commercial loan customers totaling $32.2 million, and six fixed to variable rate swaps with a counterparty totaling $32.2 million. Changes in fair value from these six interest rate swaps offset each other in the first six months of 2019. The Company recognized $734,000 in fee income related to interest rate swaps in the three and six-month periods ending June 30, 2019 and no fee income related to interest rate swaps in the three and six-month periods ending June 30, 2018, respectively. Interest rate swap income is recorded in Other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.78% as of June 30, 2019. The Company pledged $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2019 and December 31, 2018. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $374,000 as of June 30, 2019 and the unrealized gain was $607,000 as of December 31, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $107.3 million and $45.0 million at June 30, 2019 and December 31, 2018, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2019 and December 31, 2018:

(In Thousands)	Asset Derivatives
		June 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$2,504	$246
Interest rate lock commitments	Other assets	2,072	978
Total		$4,576	$1,224

(In Thousands)	Liability Derivatives
		June 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$2,504	$246
Retail interest rate contracts	Other liabilities	257	262
Total		$2,761	$508
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three and six-month periods ending June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2019	2018	2019	2018
Retail interest rate contracts	Mortgage banking income	($524)	$15	($692)	$373
Interest rate lock commitments	Mortgage banking income	781	62	1,005	484
Total		$257	$77	$313	$857
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of June 30, 2019 and December 31, 2018:

June 30, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,504	$—	$2,504	$—	$—	$2,504

Liability Derivatives
Interest rate swaps	$2,504	$—	$2,504	$—	$1,709	$795
Retail interest rate contracts	257	—	257	—	—	257

December 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$246	$—	$246	$—	$—	$246

Liability Derivatives
Interest rate swaps	$246	$—	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—	—	262

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended June 30, 2019 and 2018, the Company recognized $33,000 and $32,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2019 and 2018, the Company recognized $65,000 and $108,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued zero and 1,723 shares from the exercise of stock options for the three and six-month periods ended June 30, 2019, respectively. In the three and six-month periods ended June 30, 2019, the Company net settled zero and $66,000 for cashless stock option exercises, respectively. The Company withheld zero and $49,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and six-month periods ended June 30, 2019, respectively.
The Company issued 996 shares from the exercises of stock options in the three and six-month periods ended June 30, 2018. The Company received zero cash for the stock option exercises in the three and six-month periods ended June 30, 2018. In the three and six-month periods ended June 30, 2018, the Company net settled $56,000 for cashless stock option exercises. The Company withheld $73,000 to pay for stock option exercises or income taxes the resulted from the exercise of stock options in the three and six-month periods ended June 30, 2018.
There were no stock options granted in the three or six-month periods ended June 30, 2019 or 2018.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended June 30, 2019 and 2018, the Company recognized $122,000 and $126,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the six months ended June 30, 2019 and 2018, the Company recognized $286,000 and $304,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three or six-month periods ended June 30, 2019 or 2018.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2019		December 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$70,831	$70,831	$77,538	$77,538
Investment securities available for sale	75,229	75,229	74,549	74,549
Marketable equity securities	7,916	7,916	7,265	7,265

Level 2 inputs:
Investment securities available for sale	174,757	174,757	197,061	197,061
Investment in Federal Home Loan Bank stock	2,069	2,069	2,101	2,101
Accrued interest receivable	4,792	4,792	4,817	4,817
Interest rate swaps	2,504	2,504	853	853

Level 3 inputs:
Loans and loans held for sale	1,077,235	$1,055,390	1,019,056	995,115
Purchased receivables, net	13,114	13,114	14,406	14,406
Interest rate lock commitments	2,072	2,072	978	978
Mortgage servicing rights	10,836	10,836	10,821	10,821
Commercial servicing rights	999	999	1,030	1,030

Financial liabilities:
Level 2 inputs:
Deposits	$1,288,178	$1,288,521	$1,228,088	$1,227,086
Securities sold under repurchase agreements	864	864	34,278	34,278
Borrowings	7,158	7,293	7,241	6,965
Accrued interest payable	88	88	22	22
Interest rate swaps	2,878	2,878	246	246
Retail interest rate contracts	257	257	262	262

Level 3 inputs:
Junior subordinated debentures	10,310	11,415	10,310	10,809

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$182,766	$55,348	$127,418	$—
Municipal securities	3,889	—	3,889	—
Corporate bonds	40,400	19,881	20,519	—
Collateralized loan obligations	22,931	—	22,931	—
Total available for sale securities	$249,986	$75,229	$174,757	$—
Marketable equity securities	$7,916	$7,916	$—	$—
Total marketable equity securities	$7,916	$7,916	$—	$—
Interest rate swaps	$2,504	$—	$2,504	$—
Interest rate lock commitments	2,072	—	—	2,072
Mortgage servicing rights	10,836	—	—	10,836
Commercial servicing rights	999	—	—	999
Total other assets	$16,411	$—	$2,504	$13,907
Liabilities:
Interest rate swaps	$2,878	$—	$2,878	$—
Retail interest rate contracts	257	—	257	—
Total other liabilities	$3,135	$—	$3,135	$—
December 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,860	$54,863	$153,997	$—
Municipal securities	9,084	—	9,084	—
Corporate bonds	39,780	19,686	20,094	—
Collateralized loan obligations	13,886	—	13,886	—
Total available for sale securities	$271,610	$74,549	$197,061	$—
Marketable equity securities	$7,265	$7,265	$—	$—
Total marketable securities	$7,265	$7,265	$—	$—
Interest rate swaps	$853	$—	$853	$—
Interest rate lock commitments	978	—	—	978
Mortgage servicing rights	10,821	—	—	10,821
Commercial servicing rights	1,030	—	—	1,030
Total other assets	$13,682	$—	$853	$12,829
Liabilities:
Interest rate swaps	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—
Total other liabilities	$508	$—	$508	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six-month periods ended June 30, 2019 and 2018:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2019
Interest rate lock commitments	$1,237	($549)	$5,094	($3,710)	$2,072	$2,072
Mortgage servicing rights	11,254	(950)	532	—	10,836	—
Commercial servicing rights	1,047	(75)	27	—	999	—
Total	$13,538	($1,574)	$5,653	($3,710)	$13,907	$2,072
Three Months Ended June 30, 2018
Interest rate lock commitments	$1,323	($602)	$5,800	($5,104)	$1,417	$1,417
Mortgage servicing rights	8,039	(118)	812	—	8,733	—
Total	$9,362	($720)	$6,612	($5,104)	$10,150	$1,417

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2019
Interest rate lock commitments	$978	($878)	$8,190	($6,218)	$2,072	$2,072
Mortgage servicing rights	10,821	(1,624)	1,639	—	10,836	—
Commercial servicing rights	1,030	(98)	67	—	999	—
Total	$12,829	($2,600)	$9,896	($6,218)	$13,907	$2,072
Six Months Ended June 30, 2018
Interest rate lock commitments	$873	($1,002)	$9,484	($7,938)	$1,417	$1,417
Mortgage servicing rights	7,305	(144)	1,572	—	8,733	—
Total	$8,178	($1,146)	$11,056	($7,938)	$10,150	$1,417

As of and for the periods ending June 30, 2019 and December 31, 2018, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Loans measured for impairment	$914	$—	$—	$914
Total	$914	$—	$—	$914
December 31, 2018
Loans measured for impairment	$848	$—	$—	$848
Other assets - equity method investment	709	—	—	709
Total	$1,557	$—	$—	$1,557

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Loans measured for impairment	($299)	($299)	($7)	($893)
Total loss from nonrecurring measurements	($299)	($299)	($7)	($893)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	15% - 75%
Interest rate lock commitment	External pricing model	Pull through rate	91.62%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.69% - 9.78%
		Discount rate	9.60% - 10.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%
December 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	65%
	Discounted cash flow	Discount rate	8.25% - 8.50%
Interest rate lock commitment	External pricing model	Pull through rate	91.66%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.62% - 9.87%
		Discount rate	9.93% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%

13.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2019, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,758	$548	$17,306
Interest expense	1,125	224	1,349
Net interest income	15,633	324	15,957
Provision for loan losses	300	—	300
Other operating income	3,619	5,950	9,569
Other operating expense	14,111	5,708	19,819
Income before provision for income taxes	4,841	566	5,407
Provision for income taxes	984	162	1,146
Net income	$3,857	$404	$4,261

	Three Months Ended June 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$15,057	$538	$15,595
Interest expense	443	163	606
Net interest income	14,614	375	14,989
Benefit for loan losses	(300)	—	(300)
Other operating income	2,836	5,478	8,314
Other operating expense	11,748	4,858	16,606
Income before provision for income taxes	6,002	995	6,997
Provision for income taxes	882	285	1,167
Net income	$5,120	$710	$5,830

	Six Months Ended June 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$33,269	$915	$34,184
Interest expense	2,148	310	2,458
Net interest income	31,121	605	31,726
Provision for loan losses	1,050	—	1,050
Other operating income	6,854	10,248	17,102
Other operating expense	26,629	10,270	36,899
Income before provision for income taxes	10,296	583	10,879
Provision for income taxes	2,139	167	2,306
Net income	$8,157	$416	$8,573

	Six Months Ended June 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$29,520	$870	$30,390
Interest expense	870	268	1,138
Net interest income	28,650	602	29,252
Benefit for loan losses	(300)	—	(300)
Other operating income	5,354	10,422	15,776
Other operating expense	24,115	9,286	33,401
Income before provision for income taxes	10,189	1,738	11,927
Provision for income taxes	1,541	494	2,035
Net income	$8,648	$1,244	$9,892

June 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,458,014	$94,756	$1,552,770
Loans held for sale	$—	$61,531	$61,531

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

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

Update on Economic Conditions
Alaska’s economic indicators continue to show signs of improvement. There have been modest job gains, growing personal income and wages, and rising gross state product ("GSP"). According to the State Department of Labor ("DOL"), Alaska has registered year-over-year job gains for eight consecutive months after losing jobs for the prior 36 months. As stated in the report, job growth in 2019 has been led by construction, oil & gas, health care and the leisure & hospitality sectors. Somewhat offsetting this growth has been declines year-over-year in seafood processing, financial activities and the information sectors. The DOL also reported that the seasonally adjusted unemployment rate in Alaska was 6.4% in May 2019 after finishing nine consecutive months at 6.5%. While job growth is modest, management believes that improving employment indicates Alaska began to recover from its three-year long mild recession in October 2018. In addition, per capita income and GSP figures showed positive improvement in 2018.
Alaska’s seasonally adjusted GSP in real terms was $54.9 billion in the fourth quarter of 2018, according to the U.S. Bureau of Economic Analysis (“BEA”) in a report released on May 1, 2019. Alaska’s real GSP declined by 5.7% annualized in the first quarter of 2018, but then grew by 1.7%, 2.9% and 4.9% in the second, third and fourth quarters, respectively.
The BEA also reported that Alaska’s per capita income in 2018 was $59,687. That is a 4.4% increase from $57,163 in 2017. Alaska ranked 10th highest in per capita income in the country in both years. Total income in Alaska was $44 billion, up from $42.3 billion in 2017, despite a small population loss. The improvement in total income consisted of $801 million from wage earnings, $264 million from investments and rents, and $649 million from increased government transfer payments.

An important risk factor that is impacting the current economic recovery is the uncertainty surrounding the State's budget and the long term fiscal plan for the State.

Highlights and Summary of Performance - Second Quarter of 2019
The Company reported net income and diluted earnings per share of $4.3 million and $0.62, respectively, for the second quarter of 2019 compared to net income and diluted earnings per share of $5.8 million and $0.84, respectively, for the second quarter of 2018. The Company reported net income and diluted earnings per share of $8.6 million and $1.24, respectively, for the first six months of 2019 compared to net income and diluted earnings per share of $9.9 million and $1.42, respectively, for the same period in 2018. The year-over-year decline in net income in both the three and six-month periods ending June 30, 2019 is primarily due to an increase in medical and other employee benefits and additional expenses related to the new branches opened in Soldotna on the Kenai peninsula and in East Anchorage over the past year, as well as an increase in the provision for loan losses and non-core increases in net income in the second quarter of 2018. These increases in expenses were only partially offset by increases in net interest income and other operating income in both periods.

•	Total revenue in the second quarter of 2019, which includes net interest income plus other operating income, increased 10% to $25.5 million from $23.3 million in the second quarter a year ago.

•
Net interest income increased 6% in the second quarter of 2019 and increased 9% in the first half of 2019 compared to the same periods in 2018 mainly due to an increase in average loan balances as well as higher yields on the loan and investment portfolios.

•	Net interest margin increased to 4.71% in the second quarter of 2019 as compared to 4.50% in the second quarter a year ago.

•
The Company repurchased 149,373 shares of its common stock in the second quarter of 2019 at an average price of $34.79, leaving 192,193 shares available under the previously announced repurchase authorization.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets	1.12%	1.58%	1.15%	1.34%
Return on average shareholders' equity	8.13%	11.79%	8.24%	10.13%
Dividend payout ratio	48.35%	28.56%	48.38%	33.67%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2019 increased $1.3 million, or 6% to $23.9 million as compared to $22.6 million at December 31, 2018. Other real estate owned ("OREO"), net of government guarantees, decreased $919,000 to $5.8 million at June 30, 2019 as compared to $6.7 million at December 31, 2018 due to sales of OREO during the period. Nonperforming loans, net of government guarantees increased $2.3 million during the first six months of 2019 as compared to December 31, 2018, as additions exceeded paydowns in the first half of 2019. $13.3 million, or 56% of total nonperforming assets are nonaccrual loans related to six commercial relationships. Two of these relationships, which totaled $6.3 million at the end of the second quarter of 2019, are businesses in the medical industry.

The following table summarizes nonperforming activity for the three-month periods ending June 30, 2019 and 2018:

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2019
Commercial loans	$12,457	$405	($1,591)	($64)	$—	$—	$—	$11,207
Commercial real estate	4,230	1,087	(276)	—	—	—	—	5,041
Construction loans	2,423	—	(931)	—	—	—	—	1,492
Consumer loans	406	97	(159)	(4)	—	—	—	340
Nonperforming loans guaranteed by government	(1,038)	(101)	—	—	—	—	—	(1,139)
Total nonperforming loans	18,478	1,488	(2,957)	(68)	—	—	—	16,941
Other real estate owned	7,043	—	—	—	—	—	—	7,043
Repossessed assets	1,242	—	—	—	—	—	(60)	1,182
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$25,484	$1,488	($2,957)	($68)	$—	$—	($60)	$23,887

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2018	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2018
Commercial loans	$17,268	$—	($1,890)	($77)	$—	($67)	$—	$15,234
Commercial real estate	1,331	—	—	—	—	—	—	1,331
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	380	80	(85)	(22)	(283)	—	—	70
Nonperforming loans guaranteed by government	(412)	—	85	—	—	—	—	(327)
Total nonperforming loans	18,567	80	(1,890)	(99)	(283)	(67)	—	16,308
Other real estate owned	8,815	300	—	—	—	—	(156)	8,959
Other real estate owned guaranteed
by government	(1,280)	—	—	—	—	—	—	(1,280)
Total nonperforming assets,
net of government guarantees	$26,102	$380	($1,890)	($99)	($283)	($67)	($156)	$23,987

Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2019, management had identified potential problem loans of $10.1 million as compared to potential problem loans of $17.1 million at December 31, 2018. The decrease in potential problem loans from December 31, 2018 to June 30, 2019 is primarily the result of the transfer of seven commercial relationships totaling $6.0 million as of December 31, 2018, net of government guarantees, to nonaccrual status. There were seven new potential problem loans during the first six months of 2019 totaling $3.3 million, but these additions were more than offset by net paydowns on existing potential problem loans of $4.5 million.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $1.6 million in loans classified as TDRs that were performing and $9.7 million in TDRs included in nonaccrual loans at June 30, 2019 for a total of approximately $11.3 million. At December 31, 2018 there were $3.4 million in loans classified as TDRs that were performing and $11.4 million in TDRs included in nonaccrual loans for a total of $14.8 million. The decrease in TDRs included in nonaccrual loans at June 30,

2019 as compared to December 31, 2018 is mostly the result of payments made by one borrower, which was only partially offset by the addition of three relationships added in the first six months of 2019. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income for the second quarter of 2019 decreased $1.6 million, or 27%, to $4.3 million as compared to $5.8 million for the same period in 2018. Net income for the first half of 2019 decreased $1.3 million, or 13%, to $8.6 million as compared to $9.9 million for the first half of 2018. The decrease in both periods was primarily due to increases in other operating expenses and the provision for loan losses that were only partially offset by increases in the net interest income and other operating income.
Net Interest Income/Net Interest Margin
Net interest income for the second quarter of 2019 increased $968,000, or 6%, to $16.0 million as compared to $15.0 million for the second quarter in 2018. Net interest margin increased 21 basis points to 4.71% in the second quarter of 2019 as compared to 4.50% in the second quarter of 2018. Net interest income for the first half of 2019 increased $2.5 million, or 8%, to $31.7 million as compared to $29.3 million for the first half of 2018. Net interest margin increased 38 basis points to 4.77% in the first half of 2019 as compared to 4.39% in the first half of 2018. The increases in net interest income were primarily the result of higher interest income on loans and investments compared to the same periods in 2018, which was only partially offset by higher total interest expense. Changes in net interest margin in both the three and six months ended June 30, 2019 as compared to the same period in the prior year are detailed below:

Three Months Ended June 30, 2019 vs. June 30, 2018
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.15%
Volume and mix of interest-earning assets	0.07%
Change in net interest margin	0.21%

Six Months Ended June 30, 2019 vs. June 30, 2018
Nonaccrual interest adjustments	(0.01)%
Interest rates and loan fees	0.29%
Volume and mix of interest-earning assets	0.10%
Change in net interest margin	0.38%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2019 and 2018:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2019	2018	$	%	2019	2018	$	%	2019	2018	Change
Loans[1,2]	$1,003,019	$963,724	$39,295	4%	$14,825	$13,513	$1,312	10%	5.96%	5.65%	0.31%
Loans held for sale	51,280	48,608	2,672	5%	528	523	5	1%	4.13%	4.32%	(0.19)%

Short-term investments[3]	22,850	35,846	(12,996)	(36)%	135	159	(24)	(15)%	2.34%	1.75%	0.59%
Long-term investments[4]	281,450	287,003	(5,553)	(2)%	1,818	1,400	418	30%	2.71%	2.09%	0.62%
Total investments	304,300	322,849	(18,549)	(6)%	1,953	1,559	394	25%	2.68%	2.06%	0.62%
Interest-earning assets	1,358,599	1,335,181	23,418	2%	17,306	15,595	1,711	11%	5.17%	4.74%	0.43%
Nonearning assets	167,414	145,520	21,894	15%
Total	$1,526,013	$1,480,701	$45,312	3%

Interest-bearing demand	$253,553	$247,283	$6,270	3%	$92	$34	$58	171%	0.15%	0.06%	0.09%
Savings deposits	232,675	243,611	(10,936)	(4)%	289	127	162	128%	0.50%	0.21%	0.29%
Money market deposits	205,364	231,734	(26,370)	(11)%	295	154	141	92%	0.58%	0.27%	0.31%
Time deposits	126,530	95,964	30,566	32%	498	131	367	280%	1.58%	0.55%	1.03%
Total interest-bearing deposits	818,122	818,592	(470)	—%	1,174	446	728	163%	0.58%	0.22%	0.36%
Borrowings	44,938	44,897	41	—%	175	160	15	9%	1.53%	1.40%	0.13%
Total interest-bearing liabilities	863,060	863,489	(429)	—%	1,349	606	743	123%	0.63%	0.28%	0.35%
Demand deposits and other noninterest-bearing liabilities	452,623	418,937	33,686	8%
Equity	210,330	198,275	12,055	6%
Total	$1,526,013	$1,480,701	$45,312	3%
Net interest income					$15,957	$14,989	$968	6%
Net interest margin									4.71%	4.50%	0.21%
Average loans to average interest-earning assets	73.83%	72.18%
Average loans to average total deposits	80.93%	79.13%
Average non-interest deposits to average total deposits	33.99%	32.79%
Average interest-earning assets to average interest-bearing liabilities	157.42%	154.63%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $766,000 and $671,000 in the second quarter of 2019 and 2018, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $18.5 million and $17.5 million in the second quarter of 2019 and 2018, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2019 and 2018.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2019 vs. 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$580	$732	$1,312
Loans held for sale	28	(23)	5
Short-term investments	(87)	63	(24)
Long-term investments	(29)	447	418
Total interest income	$492	$1,219	$1,711

Interest Expense:
Interest-bearing deposits	$—	$728	$728
Borrowings	—	15	15
Total interest expense	$—	$743	$743

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2019 and 2018:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2019	2018	$	%	2019	2018	$	%	2019	2018	Change
Loans[1,2]	$996,009	$959,743	$36,266	4%	$29,454	$26,459	$2,995	11%	6.00%	5.59%	0.41%
Loans held for sale	41,297	41,594	(297)	(1)%	876	840	36	4%	4.28%	4.07%	0.21%

Short-term investments[3]	23,521	41,977	(18,456)	(44)%	278	343	(65)	(19)%	2.35%	1.63%	0.72%
Long-term investments[4]	280,937	300,476	(19,539)	(7)%	3,576	2,748	828	30%	2.68%	1.96%	0.72%
Total investments	304,458	342,453	(37,995)	(11)%	3,854	3,091	763	25%	2.65%	1.94%	0.71%
Interest-earning assets	1,341,764	1,343,790	(2,026)	0%	34,184	30,390	3,794	12%	5.20%	4.61%	0.59%
Nonearning assets	164,841	143,565	21,276	15%
Total	$1,506,605	$1,487,355	$19,250	1%

Interest-bearing demand	$247,324	$242,961	$4,363	2%	$145	$58	$87	150%	0.12%	0.05%	0.07%
Savings deposits	234,201	245,381	(11,180)	(5)%	544	249	295	118%	0.47%	0.20%	0.27%
Money market deposits	206,436	238,186	(31,750)	(13)%	544	260	284	109%	0.53%	0.22%	0.31%
Time deposits	121,393	97,510	23,883	24%	879	251	628	250%	1.46%	0.52%	0.94%
Total interest-bearing deposits	809,354	824,038	(14,684)	(2)%	2,112	818	1,294	158%	0.53%	0.20%	0.33%
Borrowings	48,208	45,577	2,631	6%	346	320	26	8%	1.42%	1.39%	0.03%
Total interest-bearing liabilities	857,562	869,615	(12,053)	(1)%	2,458	1,138	1,320	116%	0.58%	0.26%	0.32%
Demand deposits and other noninterest-bearing liabilities	439,253	420,847	18,406	4%
Equity	209,790	196,893	12,897	7%
Total	$1,506,605	$1,487,355	$19,250	1%
Net interest income					$31,726	$29,252	$2,474	8%
Net interest margin									4.77%	4.39%	0.38%
Average loans to average interest-earning assets	74.23%	71.42%
Average loans to average total deposits	81.84%	78.30%
Average non-interest deposits to average total deposits	33.50%	32.77%
Average interest-earning assets to average interest-bearing liabilities	156.46%	154.53%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.6 million and $1.3 million in the first six months of 2019 and 2018, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $17.0 million and $18.9 million in the first six months of 2019 and 2018, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2019 and 2018.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2019 vs. 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$992	$2,003	$2,995
Loans held for sale	(6)	42	36
Short-term investments	(171)	106	(65)
Long-term investments	(177)	1,005	828
Total interest income	$638	$3,156	$3,794

Interest Expense:
Interest-bearing deposits	($15)	$1,309	$1,294
Borrowings	19	7	26
Total interest expense	$4	$1,316	$1,320

Provision for Loan Losses
The provision for loan losses was $300,000 for the second quarter of 2019, primarily due to an increase in loan balances as well as increases in loans 30-89 days past due and the large borrower concentration. These increases were partially offset by a decrease in the allocation for impaired loans, the allocation related to historical loss rates, and the allocation related to macroeconomic qualitative factors. Total loans increased $31.4 million, or 3%, at June 30, 2019 compared to December 31, 2018. The provision for loan losses was a benefit of $300,000 for the second quarter of 2018 despite a 1% increase in loans during the second quarter of 2018. The increase in loan balances, which would normally result in a provision for loan losses, was offset by decreases in nonperforming loans, net of government guarantees and adversely classified loans during the second quarter of 2018. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 121% at June 30, 2019 and 123% at June 30, 2018.
The provision for loan losses was $1.1 million for the first half of 2019 primarily due to an increase in loan balances and nonaccrual loan balances, as well as increases in loans 30-89 days past due and the large borrower concentration. Similar to the second quarter of 2019 compared to the same quarter in 2018, these increases were partially offset by a decrease in the allocation related to historical loss rates and the allocation related to macroeconomic qualitative factors.
See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended June 30, 2019, increased $1.3 million, or 15%, to $9.6 million as compared to the same period in 2018, primarily due to the $734,000 in interest rate swap income that was earned in 2019 on the execution of interest rate swaps related to the Company's commercial lending operations. Additionally, mortgage banking income increased $472,000 primarily due to higher mortgage origination volume in the second quarter of 2019 compared to the same quarter in 2018.

Other operating income for the first half of 2019 increased $1.3 million, or 8%, to $17.1 million primarily due to an $825,000 increase in gains on marketable equity securities as well as the $734,000 in interest rate swap income that was earned in the second quarter of 2019.
Other Operating Expense
Other operating expense for the second quarter of 2019 increased $3.2 million, or 19%, to $19.8 million as compared to the same period in 2018 primarily due to a $1.6 million, or 14%, increase in the salaries and other personnel expense due to increases in group medical costs, salaries, and employee commissions related to the increase in production volume in the Home Mortgage Lending segment. Additionally, occupancy and data processing expenses increased due to the addition of two new branch locations in the last year and investment in technology to introduce new products and services. Finally, marketing expense increased in the second quarter of 2019 compared to the same quarter in 2018 due to the timing of charitable contributions.
Other operating expense for the first half of 2019 increased $3.5 million, or 10%, to $36.9 million as compared to the same period in 2018 primarily due to a $2.3 million, or 10%, increase in the salaries and other personnel expense due to increases in group medical costs, salaries, and increased contributions to the Company's employee benefit plans. Additionally, occupancy and data processing expenses increased due to the addition of two new branch locations in the last year and investment in technology to introduce new products and services.
Income Taxes
The provision for income taxes for the second quarter of 2019 was consistent with the same period in 2018, and the provision for income taxes for the first half of 2019 increased $271,000, or 13%. The effective tax rate increased to 21% in both the three and six-month periods ending June 30, 2019 as compared to 17% in both the three and six-month periods ending June 30, 2018 due to less tax-exempt income and fewer estimated tax credits as a percentage of pre-tax income in 2019 as compared to 2018.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at June 30, 2019 decreased 8%, or $21.0 million, to $257.9 million from $278.9 million at December 31, 2018 as proceeds from sales, maturities, and security calls were used for loan fundings in the first six months of 2019.
The table below details portfolio investment balances by portfolio investment type:

	June 30, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$182,766	70.8%	$208,860	74.8%
Municipal securities	3,889	1.5%	9,084	3.3%
Corporate bonds	40,400	15.7%	39,780	14.3%
Collateralized loan obligations	22,931	8.9%	13,886	5.0%
Preferred stock	7,916	3.1%	7,265	2.6%
Total portfolio investments	$257,902		$278,875

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
Portfolio loans increased by $31.4 million, or 3%, to $1.016 billion at June 30, 2019 from $984.3 million at December 31, 2018, primarily as a result of increased commercial loans. This increase was partially offset by a decrease in real estate construction loans in the first six months of 2019. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 4% of portfolio loans at June 30, 2019 and December 31, 2018, respectively.
The following table details loan balances by loan type as of the dates indicated:

	June 30, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$387,257	38.1%	$342,420	34.8%
Real estate construction one-to-four family	39,013	3.8%	37,111	3.8%
Real estate construction other	58,824	5.8%	72,256	7.3%
Real estate term owner occupied	126,991	12.5%	126,414	12.8%
Real estate term non-owner occupied	325,738	32.1%	325,720	33.1%
Real estate term other	41,965	4.1%	42,039	4.3%
Consumer secured by 1st deeds of trust	16,848	1.7%	19,228	2.0%
Consumer other	23,386	2.3%	23,645	2.4%
Subtotal	$1,020,022		$988,833
Less: Unearned origination fee,
net of origination costs	(4,318)	(0.4)%	(4,487)	(0.5)%
Total loans	$1,015,704		$984,346

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $64.4 million, or approximately 6% of loans as of June 30, 2019 have direct exposure to the oil and gas industry as compared to $62.3 million, or approximately 6% of loans as of December 31, 2018. The Company has no loans to oil producers or exploration companies as of June 30, 2019 or December 31, 2018, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $9.8 million and $9.6 million at June 30, 2019 and December 31, 2018, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $32.0 million and $32.5 million at June 30, 2019 and December 31, 2018, respectively. The portion of the Company's Allowance that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2019
AQR Pass	$45,568	$—	$—	$5,121	$—	$—	$—	$380	$51,069
AQR Special Mention	1,345	—	—	2,073	7,143	—	—	—	10,561
AQR Substandard	2,739	—	—	—	—	—	—	—	2,739
Total	$49,652	$—	$—	$7,194	$7,143	$—	$—	$380	$64,369
December 31, 2018
AQR Pass	$44,512	$—	$—	$5,216	$—	$—	$—	$399	$50,127
AQR Special Mention	857	—	—	2,242	7,364	—	—	—	10,463
AQR Substandard	1,723	—	—	—	—	—	—	—	1,723
Total	$47,092	$—	$—	$7,458	$7,364	$—	$—	$399	$62,313

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

•
An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At June 30, 2019 and December 31, 2018, the unallocated allowance as a percentage of the total Allowance was 7% and 13%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$20,209	$20,449	$19,519	$21,461
Charge-offs:
Commercial	64	77	173	1,042
Consumer secured by 1st deeds of trust	—	2	—	91
Consumer other	4	21	4	71
Total charge-offs	68	100	177	1,204
Recoveries:
Commercial	48	54	92	143
Real estate term other	25	1	27	2
Consumer secured by 1st deeds of trust	—	—	—	1
Consumer other	4	4	7	5
Total recoveries	77	59	126	151
Net, (recoveries) charge-offs	(9)	41	51	1,053
(Benefit) provision for loan losses	300	(300)	1,050	(300)
Balance at end of period	$20,518	$20,108	$20,518	$20,108
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $60.1 million, or 5%, to $1.288 billion as of June 30, 2019 compared to $1.228 billion as of December 31, 2018. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2019		December 31, 2018
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$435,425	34%	$420,988	34%
Interest-bearing demand	285,664	22%	248,056	20%
Savings deposits	232,190	18%	239,054	19%
Money market deposits	204,151	16%	206,717	17%
Time deposits	130,748	10%	113,273	9%
Total deposits	$1,288,178		$1,228,088
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at June 30, 2019 and 91% of total deposits at December 31, 2018.
The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2019, the Company had $130.7 million in certificates of deposit as compared to certificates of deposit of $113.3 million at December 31, 2018. At June 30, 2019, $58.3 million, or 45%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $57.4 million, or 51%, of total certificates of deposit at December 31, 2018. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2019 and December 31, 2018, was $87.1 million and $70.7 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2019:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$10,570	12%
Over 3 through 6 months	7,691	9%
Over 6 through 12 months	17,902	21%
Over 12 months	50,905	58%
Total	$87,068	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2019 or December 31, 2018.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2019, our maximum borrowing line from the FHLB was $690.5 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $7.2 million as of June 30, 2019 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The last advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $77.1 million of loans as collateral to secure advances made through the discount window on June 30, 2019. There were no discount window advances outstanding at June 30, 2019 or December 31, 2018.

Other Short-term Borrowings: Securities sold under agreements to repurchase were $864,000 and $34.3 million, respectively, for June 30, 2019 and December 31, 2018. The decrease in these borrowings is primarily the result of the transfer of several customer accounts to a new product that is classified as an interest-bearing demand deposit. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending June 30, 2019 and 2018 was $26.8 million and $27.3 million, respectively, and $30.3 million and $27.9 million, respectively, in the six month periods ending June 30, 2019 and 2018. The maximum outstanding at any month-end was $36.6 million and $27.7 million, respectively, during the same three-month periods ending June 30, 2019 and 2018 and $36.6 million and $31.0 million, respectively, for the six-month periods ending June 30, 2019 and 2018. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $230.2 million and $222.6 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of June 30, 2019 or December 31, 2018.

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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2019 were $249.8 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2019 were $1.288 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $17.8 million for the first half of 2019, primarily due to cash provided by proceeds from the sale of loans held for sale being more than offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $6.0 million for the same period, primarily due to increases in loans and purchases of available for sale securities. These uses of cash were only partially offset by proceeds from the maturity of securities available for sale. Net cash provided by financing activities in the same period was $17.1 million, primarily due to an increase in deposits that was only partially offset by a decrease in securities sold under repurchase agreements, the repurchase of common stock, and cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2019, our funds available for borrowing under our existing lines of credit were $760.4 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 1,723 shares of its common stock in the first six months of 2019 under the Company's 2017 Stock Option Plan and repurchased 155,483 shares of its common stock under the Company's repurchase program. At June 30, 2019, the Company had 6,729,456 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2019, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2019 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2019, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both June 30, 2019 and December 31, 2018, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2019
Total risk-based capital	8.00%	10.00%	16.28%	13.94%
Tier 1 risk-based capital	6.00%	8.00%	15.03%	12.69%
Common equity tier 1 capital	4.50%	6.50%	14.30%	12.69%
Leverage ratio	4.00%	5.00%	13.22%	11.16%
December 31, 2018
Total risk-based capital	8.00%	10.00%	16.73%	14.30%
Tier 1 risk-based capital	6.00%	8.00%	15.47%	13.05%
Common equity tier 1 capital	4.50%	6.50%	14.73%	13.05%
Leverage ratio	4.00%	5.00%	13.40%	11.28%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of June 30, 2019 and December 31, 2018, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $249.8 million and $263.8 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $107.3 million and $45.0 million, as of June 30, 2019 and December 31, 2018, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $124,000 and $130,000 at June 30, 2019 and December 31, 2018 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to planned improvements to the Company's corporate office building and final costs related to our newest branch located in Soldotna, Alaska. At June 30, 2019 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2019 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2019, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors have not materially changed as of June 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 149,373 shares of its common stock, in the aggregate, during the three-month period ending June 30, 2019.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 4
April 1, 2019 - April 30, 2019	1,566	$34.00	1,566	340,000
Month No. 5
May 1, 2019 - May 31, 2019	95,188	$35.18	95,188	244,812
Month No. 6
June 1, 2019 - June 30, 2019	52,619	$34.11	52,619	192,193
Total	149,373	$34.79	149,373	192,193

(1) In August 2004, the Company publicly announced its board of directors (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board authorized to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019.

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
NORTHRIM BANCORP, INC.

August 6, 2019	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 6, 2019	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)