Form 10-Q
period 2019-09-30
NORTHRIM BANCORP INC
filed 2019-11-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
Smaller Reporting Company ☒ Emerging Growth Company ☐

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

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 5, 2019 was 6,539,796.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$45,381	$26,771
Interest bearing deposits in other banks	46,807	50,767
Investment securities available for sale, at fair value	257,270	271,610
Marketable equity securities	8,045	7,265
Investment in Federal Home Loan Bank stock	2,140	2,101
Loans held for sale	81,942	34,710
Loans	1,036,547	984,346
Allowance for loan losses	(19,137)	(19,519)
Net loans	1,017,410	964,827
Purchased receivables, net	13,673	14,406
Mortgage servicing rights, at fair value	11,206	10,821
Other real estate owned, net	7,043	7,962
Premises and equipment, net	38,556	39,090
Operating lease right-of-use asset	14,307	—
Goodwill	15,017	15,017
Other intangible assets, net	1,092	1,137
Other assets	56,742	56,504
Total assets	$1,616,631	$1,502,988
LIABILITIES
Deposits:
Demand	$460,327	$420,988
Interest-bearing demand	292,198	248,056
Savings	228,739	239,054
Money market	214,352	206,717
Certificates of deposit less than $250,000	89,847	75,318
Certificates of deposit $250,000 and greater	65,566	37,955
Total deposits	1,351,029	1,228,088
Securities sold under repurchase agreements	—	34,278
Borrowings	8,933	7,241
Junior subordinated debentures	10,310	10,310
Operating lease liability	14,224	—
Other liabilities	28,096	17,124
Total liabilities	1,412,592	1,297,041
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,539,796 and 6,883,216 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,540	6,883
Additional paid-in capital	50,416	62,132
Retained earnings	147,217	137,452
Accumulated other comprehensive income (loss), net of tax	(134)	(520)
Total shareholders' equity	204,039	205,947
Total liabilities and shareholders' equity	$1,616,631	$1,502,988
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans and loans held for sale	$15,863	$14,992	$46,193	$42,291
Interest on investment securities available for sale	1,528	1,314	4,850	3,870
Dividends on marketable equity securities	114	86	330	252
Dividends on Federal Home Loan Bank stock	19	19	57	45
Interest on deposits in other banks	313	169	591	512
Total Interest Income	17,837	16,580	52,021	46,970
Interest Expense
Interest expense on deposits	1,365	595	3,477	1,413
Interest expense on securities sold under agreements to repurchase	1	9	41	26
Interest expense on borrowings	70	59	189	174
Interest expense on junior subordinated debentures	95	98	282	286
Total Interest Expense	1,531	761	3,989	1,899
Net Interest Income	16,306	15,819	48,032	45,071
Provision (benefit) for loan losses	(2,075)	—	(1,025)	(300)
Net Interest Income After Provision (Benefit) for Loan Losses	18,381	15,819	49,057	45,371
Other Operating Income
Mortgage banking income	7,565	5,903	17,813	16,325
Bankcard fees	820	724	2,214	2,056
Purchased receivable income	709	767	2,355	2,474
Service charges on deposit accounts	398	407	1,224	1,137
Gain (loss) on marketable equity securities	130	37	782	(136)
Interest rate swap income	—	70	734	70
Gain on sale of securities, net	—	—	23	—
Other income	887	765	2,466	2,523
Total Other Operating Income	10,509	8,673	27,611	24,449
Other Operating Expense
Salaries and other personnel expense	13,186	11,261	37,433	33,208
Data processing expense	1,849	1,503	5,324	4,374
Occupancy expense	1,576	1,687	4,989	4,407
Professional and outside services	610	727	1,850	1,780
Marketing expense	357	367	1,609	1,461
Insurance expense	102	171	592	645
Intangible asset amortization expense	15	18	45	53
Impairment of equity method investment	—	804	—	804
OREO (income) expense, net rental income and gains on sale	(31)	43	(186)	157
Other operating expense	1,660	1,518	4,567	4,611
Total Other Operating Expense	19,324	18,099	56,223	51,500
Income Before Provision for Income Taxes	9,566	6,393	20,445	18,320
Provision for income taxes	2,028	1,129	4,334	3,164
Net Income	$7,538	$5,264	$16,111	$15,156
Earnings Per Share, Basic	$1.13	$0.77	$2.38	$2.21
Earnings Per Share, Diluted	$1.11	$0.75	$2.35	$2.17
Weighted Average Shares Outstanding, Basic	6,604,044	6,877,194	6,760,672	6,873,843
Weighted Average Shares Outstanding, Diluted	6,707,523	6,990,633	6,861,973	6,978,679
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net income	$7,538	$5,264	$16,111	$15,156
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	$83	($218)	$2,816	($1,325)
Reclassification of net (gains) losses included in net income (net of tax
(benefit) expense) of $0 for the third quarters of 2019 and 2018, and $7 and $0 for the nine months ended September 30, 2019 and 2018,
respectively)	—	—	(16)	—
Derivatives and hedging activities:
Unrealized (losses) gains arising during the period	(691)	234	(1,672)	855
Income tax (expense) benefit related to unrealized gains and losses	(23)	44	(742)	290
Other comprehensive income (loss), net of tax	(631)	60	386	(180)
Comprehensive income	$6,907	$5,324	$16,497	$14,976

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

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(2,087)	—	(2,087)
Stock-based compensation expense	—	—	196	—	—	196
Exercise of stock options and vesting of restricted stock units, net	2	2	(2)	—	—	—
Repurchase of common stock	(6)	(6)	(199)	—	—	(205)
Other comprehensive income, net of tax	—	—	—	—	675	675
Net income	—	—	—	4,312	—	4,312
Balance as of March 31, 2019	6,879	$6,879	$62,127	$139,677	$155	$208,838
Cash dividend declared	—	—	—	(2,060)	—	(2,060)
Stock-based compensation expense	—	—	155	—	—	155
Repurchase of common stock	(150)	(150)	(5,048)	—	—	(5,198)
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	4,261	—	4,261
Balance as of June 30, 2019	6,729	$6,729	$57,234	$141,878	$497	$206,338
Cash dividend declared	—	—	—	(2,199)	—	(2,199)
Stock-based compensation expense	—	—	193	—	—	193
Exercise of stock options and vesting of restricted stock units, net	3	3	(37)	—	—	(34)
Repurchase of common stock	(192)	(192)	(6,974)	—	—	(7,166)
Other comprehensive loss, net of tax	—	—	—	—	(631)	(631)
Net income	—	—	—	7,538	—	7,538
Balance as of September 30, 2019	6,540	$6,540	$50,416	$147,217	($134)	$204,039
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Operating Activities:
Net income	$16,111	$15,156
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	(23)	—
Loss on disposal of premises and equipment	—	3
Depreciation and amortization of premises and equipment	2,231	1,504
Amortization of software	753	670
Intangible asset amortization	45	53
Amortization of investment security premium, net of discount accretion	26	156
(Gain) loss on marketable equity securities	(782)	143
Deferred tax expense (benefit)	758	(207)
Stock-based compensation	544	571
Amortization of deferred loan fees, net of costs	137	199
(Benefit) provision for loan losses	(1,025)	(300)
(Benefit) reserve for purchased receivables	(103)	(4)
Additions to home mortgage servicing rights carried at fair value	(2,672)	(2,662)
Change in fair value of home mortgage servicing rights carried at fair value	2,287	272
Change in fair value of commercial servicing rights carried at fair value	118	—
Gain on sale of loans	(14,598)	(11,666)
Proceeds from the sale of loans held for sale	470,561	412,562
Origination of loans held for sale	(503,195)	(413,553)
Gain on sale of other real estate owned	(380)	(133)
Impairment of equity method investment	—	804
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	19	(402)
Decrease in other assets	3,257	683
Increase (decrease) in other liabilities	3,590	(6,061)
Net Cash Used by Operating Activities	(22,341)	(2,212)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(63,904)	(48,570)
Purchases of marketable equity securities	—	(998)
Purchases of FHLB stock	(879)	—
Proceeds from sales/calls/maturities of securities available for sale	81,059	89,903
Proceeds from calls/sales of marketable equity securities	—	500
Proceeds from redemption of FHLB stock	840	12
Decrease in purchased receivables, net	836	9,529
Increase in loans, net	(51,545)	(28,789)
Proceeds from sale of other real estate owned	1,149	612
Purchases of software	(374)	(423)
Proceeds from sale of premises and equipment	—	3
Purchases of premises and equipment	(1,697)	(1,857)
Net Cash (Used) Provided by Investing Activities	(34,515)	19,922
Financing Activities:
Increase (decrease) in deposits	122,941	(25,015)
(Decrease) increase in securities sold under repurchase agreements	(34,278)	4,683
Increase (decrease) in borrowings	1,692	(80)
Repurchase of common stock	(12,569)	—

Proceeds from the issuance of common stock	—	194
Cash dividends paid	(6,280)	(5,154)
Net Cash Provided (Used) by Financing Activities	71,506	(25,372)
Net Change in Cash and Cash Equivalents	14,650	(7,662)
Cash and Cash Equivalents at Beginning of Period	77,538	77,841
Cash and Cash Equivalents at End of Period	$92,188	$70,179

Supplemental Information:
Income taxes paid	$275	$324
Interest paid	$3,889	$1,798
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$7,282	$—
Transfer of loans to other real estate owned	$—	$535
Non-cash lease liability arising from obtaining right of use assets	$528	$—
Cash dividends declared but not paid	$66	$51

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results anticipated for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies, which will change the effective date for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. The Company intends to elect the delayed implementation date. The Company is in the process of implementing this new standard. A cross-functional team is evaluating data elements, modeling options, and the application of reasonable and supportable forecasts that are expected to be critical to the new process for estimating credit losses and has engaged external consulting services related to this effort. An estimate of the impact of this standard on the Company's consolidated financial position and results of operations has not yet been determined; however, the impact on the Company's process for calculating the allowance for loan losses ("Allowance") is expected to be significant.
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

As of September 30, 2019, the Company has operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company does not have any agreements that are classified as finance leases.

The following table presents additional information about the Company's operating leases:

(In Thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease Cost
Operating lease cost(1)	$675	$2,030
Short term lease cost(1)	9	26
Total lease cost	$684	$2,056

Other information
Operating leases - operating cash flows		$2,015
Weighted average lease term - operating leases, in years		11.11
Weighted average discount rate - operating leases		3.33%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2019 (Three months)	$662
2020	2,531
2021	2,429
2022	1,989
2023	1,766
Thereafter	8,125
Total minimum lease payments	$17,502
Less: amount of lease payment representing interest	(3,278)
Present value of future minimum lease payments	$14,224

3. Revenue
The Company's revenue is included in net interest income and other operating income on its Consolidated Statements of Income. ASU 2014-09, which amends Topic 606 ("Topic 606") in the Accounting Standards Codification, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine-month periods ended September 30, 2019 and 2018:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating income	2019	2018	2019	2018
In-scope of Topic 606:
Bankcard fees	$820	$724	$2,214	$2,056
Service charges on deposit accounts	398	407	1,224	1,137
Other	433	405	1,249	1,204
Other operating income (in-scope of Topic 606)	$1,651	$1,536	$4,687	$4,397
Other operating income (out-of-scope of Topic 606)	8,858	7,137	22,924	20,052
Total other operating income	$10,509	$8,673	$27,611	$24,449
Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $63,000 and $83,000 for the three months ended September 30, 2019 and 2018, respectively, and $380,000 and $133,000 for the nine months ended September 30, 2019 and 2018, respectively.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

4. Cash and Cash Equivalents
The Company is required to maintain a $2.1 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period which included September 30, 2019, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

The Company is required to maintain a $100,000 and $1.2 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

5. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$187,400	$1,155	$55	$188,500
Municipal securities	3,372	8	—	3,380
Corporate bonds	42,219	243	2	42,460
Collateralized loan obligations	22,980	—	50	22,930
Total securities available for sale	$255,971	$1,406	$107	$257,270
December 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$209,908	$391	$1,439	$208,860
Municipal securities	9,089	17	22	9,084
Corporate bonds	40,139	38	397	39,780
Collateralized loan obligations	13,990	—	104	13,886
Total securities available for sale	$273,126	$446	$1,962	$271,610

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
Securities available for sale
U.S. Treasury and government sponsored entities	$24,943	$30	$16,970	$25	$41,913	$55
Corporate bonds	1,998	2	—	—	1,998	2
Collateralized loan obligations	17,930	50	—	—	17,930	50
Total	$44,871	$82	$16,970	$25	$61,841	$107
December 31, 2018:
Securities available for sale
U.S. Treasury and government sponsored entities	$5,030	$6	$135,807	$1,433	$140,837	$1,439
Corporate bonds	22,285	397	—	—	22,285	397
Collateralized loan obligations	13,886	104	—	—	13,886	104
Municipal securities	—	—	1,673	22	1,673	22
Total	$41,201	$507	$137,480	$1,455	$178,681	$1,962

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At September 30, 2019 and December 31, 2018, there were 9 and 14 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 3 and 23 securities as of September 30, 2019 and December 31, 2018 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2019 and December 31, 2018, $29.1 million and $58.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2019, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$58,533	$58,570	2.01%
1-5 years	128,867	129,930	2.28%
Total	$187,400	$188,500	2.20%
Corporate bonds
Within 1 year	$19,456	$19,503	3.11%
1-5 years	17,767	17,927	3.21%
5-10 years	4,996	5,030	3.21%
Total	$42,219	$42,460	3.16%
Collateralized loan obligations
5-10 years	$6,000	$5,992	3.88%
Over 10 years	16,980	16,938	3.71%
Total	$22,980	$22,930	3.75%
Municipal securities
Within 1 year	$1,897	$1,900	2.51%
1-5 years	1,475	1,480	4.92%
Total	$3,372	$3,380	3.56%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and nine-month periods ending September 30, 2019 and 2018, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended September 30, 2019
Available for sale securities	$—	$—	$—
Three Months Ended September 30, 2018
Available for sale securities	$—	$—	$—
Nine Months Ended September 30, 2019
Available for sale securities	$4,219	$23	$—
Nine Months Ended September 30, 2018
Available for sale securities	$—	$—	$—

A summary of interest income for the three and nine-month periods ending September 30, 2019 and 2018, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
US Treasury and government sponsored entities	$943	$867	$3,085	$2,652
Other	573	383	1,671	1,004
Total taxable interest income	$1,516	$1,250	$4,756	$3,656
Municipal securities	$12	$64	$94	$214
Total tax-exempt interest income	$12	$64	$94	$214
Total	$1,528	$1,314	$4,850	$3,870

6.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2019
AQR Pass	$377,537	$35,797	$61,446	$117,505	$314,525	$43,944	$15,607	$23,768	$990,129
AQR Special Mention	2,896	—	—	3,694	17,644	—	179	—	24,413
AQR Substandard	17,798	1,473	—	5,846	—	1,198	166	148	26,629
Subtotal	$398,231	$37,270	$61,446	$127,045	$332,169	$45,142	$15,952	$23,916	$1,041,171
Less: Unearned origination fees, net of origination costs									(4,624)
Total loans									$1,036,547
December 31, 2018
AQR Pass	$315,112	$33,729	$72,256	$117,174	$307,126	$40,792	$18,768	$23,595	$928,552
AQR Special Mention	5,116	3,382	—	3,987	18,129	670	140	2	31,426
AQR Substandard	22,192	—	—	5,253	465	577	320	47	28,854
AQR Doubtful	—	—	—	—	—	—	—	1	1
Subtotal	$342,420	$37,111	$72,256	$126,414	$325,720	$42,039	$19,228	$23,645	$988,833
Less: Unearned origination fees, net of origination costs									(4,487)
Total loans									$984,346
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

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $15.5 million and $14.7 million at September 30, 2019 and December 31, 2018, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
September 30, 2019
Commercial	$145	$169	$3,857	$6,697	$10,868
Real estate construction one-to-four family	—	1,473	—	—	1,473
Real estate term owner occupied	—	—	2,933	843	3,776
Real estate term other	—	—	1,198	—	1,198
Consumer other	—	—	93	34	127
Total nonperforming loans	145	1,642	8,081	7,574	17,442
Government guarantees on nonaccrual loans	(75)	—	(102)	(1,758)	(1,935)
Net nonaccrual loans	$70	$1,642	$7,979	$5,816	$15,507
December 31, 2018
Commercial	$1,329	$324	$1,287	$9,731	$12,671
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	577	—	577
Consumer secured by 1st deeds of trust	—	—	—	220	220
Consumer other	—	—	39	9	48
Total nonperforming loans	1,329	324	3,597	9,960	15,210
Government guarantees on nonaccrual loans	(269)	—	—	(247)	(516)
Net nonaccrual loans	$1,060	$324	$3,597	$9,713	$14,694

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
September 30, 2019
Commercial	$237	$—	$—	$237	$10,868	$387,126	$398,231
Real estate construction one-to-four family	30	—	—	30	1,473	35,767	37,270
Real estate construction other	—	—	—	—	—	61,446	61,446
Real estate term owner occupied	987	—	—	987	3,776	122,282	127,045
Real estate term non-owner occupied	—	—	—	—	—	332,169	332,169
Real estate term other	—	—	—	—	1,198	43,944	45,142
Consumer secured by 1st deed of trust	—	—	—	—	—	15,952	15,952
Consumer other	7	—	—	7	127	23,782	23,916
Subtotal	$1,261	$—	$—	$1,261	$17,442	$1,022,468	$1,041,171
Less: Unearned origination fees, net of origination costs							(4,624)
Total							$1,036,547
December 31, 2018
Commercial	$872	$857	$—	$1,729	$12,671	$328,020	$342,420
Real estate construction one-to-four family	—	—	—	—	—	37,111	37,111
Real estate construction other	—	—	—	—	—	72,256	72,256
Real estate term owner occupied	1,197	—	—	1,197	1,694	123,523	126,414
Real estate term non-owner occupied	—	—	—	—	—	325,720	325,720
Real estate term other	—	—	—	—	577	41,462	42,039
Consumer secured by 1st deed of trust	224	100	—	324	220	18,684	19,228
Consumer other	190	—	—	190	48	23,407	23,645
Subtotal	$2,483	$957	$—	$3,440	$15,210	$970,183	$988,833
Less: Unearned origination fees, net of origination costs							(4,487)
Total							$984,346

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

At September 30, 2019 and December 31, 2018, the recorded investment in loans that are considered to be impaired was $27.2 million and $31.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2019
With no related allowance recorded
Commercial - AQR substandard	$17,251	$18,158	$—
Real estate construction one-to-four family - AQR substandard	1,473	1,473	—
Real estate term owner occupied - AQR substandard	5,846	5,846	—
Real estate term non-owner occupied - AQR pass	214	214	—
Real estate term other - AQR pass	428	428	—
Real estate term other - AQR substandard	1,198	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	124	124	—
Consumer secured by 1st deeds of trust - AQR substandard	92	92	—
Consumer other - AQR substandard	93	98	—
Subtotal	$26,719	$27,631	$—

With an allowance recorded
Commercial - AQR substandard	$389	$389	$97
Consumer secured by 1st deeds of trust - AQR substandard	74	74	5
Subtotal	$463	$463	$102

Total
Commercial - AQR substandard	$17,640	$18,547	$97
Real estate construction one-to-four family - AQR substandard	1,473	1,473	—
Real estate term owner-occupied - AQR substandard	5,846	5,846	—
Real estate term non-owner occupied - AQR pass	214	214	—
Real estate term other - AQR pass	428	428	—
Real estate term other - AQR substandard	1,198	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	124	124	—
Consumer secured by 1st deeds of trust - AQR substandard	166	166	5
Consumer other - AQR substandard	93	98	—
Total	$27,182	$28,094	$102

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	21,252	22,303	—
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Subtotal	$30,866	$31,917	$—

With an allowance recorded
Commercial - AQR substandard	$848	$1,352	$14
Subtotal	$848	$1,352	$14

Total
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	22,100	23,655	14
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR special mention	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Total	$31,714	$33,269	$14

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2019 and 2018:

Three Months Ended September 30,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR special mention	$—	$—	$2,113	$31
Commercial - AQR substandard	17,616	107	26,518	43
Real estate construction one-to-four family - AQR substandard	1,482	—	—	—
Real estate term owner occupied- AQR special mention	—	—	617	—
Real estate term owner occupied- AQR substandard	5,896	34	2,908	52
Real estate term non-owner occupied- AQR pass	242	4	206	7
Real estate term non-owner occupied- AQR substandard	—	—	287	8
Real estate term other - AQR pass	438	8	310	11
Real estate term other - AQR substandard	1,198	—	353	—
Consumer secured by 1st deeds of trust - AQR pass	125	3	132	2
Consumer secured by 1st deeds of trust - AQR substandard	93	2	154	2
Consumer other - AQR substandard	93	—	—	—
Subtotal	$27,183	$158	$33,598	$156

With an allowance recorded
Commercial - AQR substandard	$391	$—	$1,081	$10
Consumer secured by 1st deeds of trust - AQR substandard	74	—	136	—
Subtotal	$465	$—	$1,217	$10

Total
Commercial - AQR special mention	$—	$—	$2,113	$31
Commercial - AQR substandard	18,007	107	27,599	53
Real estate construction one-to-four family - AQR substandard	1,482	—	—	—
Real estate term owner-occupied - AQR special mention	—	—	617	—
Real estate term owner-occupied - AQR substandard	5,896	34	2,908	52
Real estate term non-owner occupied - AQR pass	242	4	206	7
Real estate term non-owner occupied - AQR substandard	—	—	287	8
Real estate term other - AQR pass	438	8	310	11
Real estate term other - AQR substandard	1,198	—	353	—
Consumer secured by 1st deeds of trust - AQR pass	125	3	132	2
Consumer secured by 1st deeds of trust - AQR substandard	167	2	290	2
Consumer other - AQR substandard	93	—	—	—
Total Impaired Loans	$27,648	$158	$34,815	$166

Nine Months Ended September 30,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$711	$35	$—	$—
Commercial - AQR special mention	—	—	2,192	96
Commercial - AQR substandard	17,205	292	25,271	300
Real estate construction one-to-four family - AQR substandard	2,109	—	—	—
Real estate term owner occupied- AQR special mention	—	—	208	—
Real estate term owner occupied- AQR substandard	5,896	83	4,019	129
Real estate term non-owner occupied- AQR pass	269	15	294	18
Real estate term non-owner occupied- AQR special mention	—	—	29	2
Real estate term non-owner occupied- AQR substandard	307	—	413	22
Real estate term other - AQR pass	457	24	462	28
Real estate term other - AQR substandard	998	—	119	—
Consumer secured by 1st deeds of trust - AQR pass	127	9	136	10
Consumer secured by 1st deeds of trust - AQR substandard	215	5	168	8
Consumer other - AQR substandard	63	—	—	—
Subtotal	$28,357	$463	$33,311	$613

With an allowance recorded
Commercial - AQR substandard	$715	$—	$2,866	$17
Commercial - AQR doubtful	—	—	18	—
Real estate term other - AQR substandard	218	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	97	—	126	—
Subtotal	$1,030	$—	$3,010	$17

Total
Commercial - AQR pass	$711	$35	$—	$—
Commercial - AQR special mention	—	—	2,192	96
Commercial - AQR substandard	17,920	292	28,137	317
Commercial - AQR doubtful	—	—	18	—
Real estate construction one-to-four family - AQR substandard	2,109	—	—	—
Real estate term owner-occupied - AQR special mention	—	—	208	—
Real estate term owner-occupied - AQR substandard	5,896	83	4,019	129
Real estate term non-owner occupied - AQR pass	269	15	294	18
Real estate term non-owner occupied - AQR special mention	—	—	29	2
Real estate term non-owner occupied - AQR substandard	307	—	413	22
Real estate term other - AQR pass	457	24	462	28
Real estate term other - AQR substandard	1,216	—	119	—
Consumer secured by 1st deeds of trust - AQR pass	127	9	136	10
Consumer secured by 1st deeds of trust - AQR substandard	312	5	294	8
Consumer other - AQR substandard	63	—	—	—
Total Impaired Loans	$29,387	$463	$36,321	$630

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $10.2 million and $14.8 million at September 30, 2019 and December 31, 2018, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2019 and restructured loans that occurred prior to 2019 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$318	$1,447	$1,765
Real estate term owner occupied - AQR substandard	—	186	186
Subtotal	$318	$1,633	$1,951
Existing Troubled Debt Restructurings	$1,180	$7,089	$8,269
Total	$1,498	$8,722	$10,220

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2019 and 2018, by concession (terms modified):

		September 30, 2019
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$509	$1,350	$1,859
Real estate term owner occupied- AQR substandard	1	—	—	192	—	192
Total	6	$—	$—	$701	$1,350	$2,051
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$425	$1,340	$1,765
Real estate term owner occupied- AQR substandard	1	—	—	188	—	188
Total	6	$—	$—	$613	$1,340	$1,953

		September 30, 2018
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$2,704	$—	$2,704
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$4,398	$—	$4,398
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$1,738	$—	$1,738
Real estate term owner occupied- AQR substandard	2	—	—	1,694	—	1,694
Total	6	$—	$—	$3,432	$—	$3,432

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were $64,000 in charge-offs in the nine months ended September 30, 2019 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There were no TDRs with specific impairment at September 30, 2019 and one at December 31, 2018.
The following table presents TDRs that defaulted within twelve months of restructure and defaulted during the nine months ended September 30, 2019 and 2018:

		September 30, 2019		September 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	—	$—	2	$559
Real estate term owner occupied - AQR substandard	—	—	1	1,331
Total	—	$—	3	$1,890

7.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Charge-Offs	(22)	—	—	—	—	—	—	(7)	—	(29)
Recoveries	709	—	—	—	—	1	—	13	—	723
Provision (benefit)	(1,340)	(122)	(101)	(299)	(703)	(48)	(49)	(62)	649	(2,075)
Balance, end of period	$6,470	$617	$1,011	$1,982	$5,528	$714	$273	$430	$2,112	$19,137
Balance, end of period:
Individually evaluated
for impairment	$97	$—	$—	$—	$—	$—	$5	$—	$—	$102
Balance, end of period:
Collectively evaluated
for impairment	$6,373	$617	$1,011	$1,982	$5,528	$714	$268	$430	$2,112	$19,035
2018
Balance, beginning of period	$5,626	$596	$1,086	$2,170	$6,219	$1,001	$352	$396	$2,662	$20,108
Charge-Offs	—	—	—	—	—	—	—	(9)	—	(9)
Recoveries	57	—	—	—	—	1	1	2	—	61
Provision (benefit)	254	79	34	(43)	(11)	(291)	21	27	(70)	—
Balance, end of period	$5,937	$675	$1,120	$2,127	$6,208	$711	$374	$416	$2,592	$20,160
Balance, end of period:
Individually evaluated
for impairment	$323	$—	$—	$—	$—	$—	$49	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,614	$675	$1,120	$2,127	$6,208	$711	$325	$416	$2,592	$19,788

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(195)	—	—	—	—	—	—	(11)	—	(206)
Recoveries	801	—	—	—	—	28	—	20	—	849
Provision (benefit)	204	(58)	(264)	(45)	(271)	(30)	(33)	(5)	(523)	(1,025)
Balance, end of period	$6,470	$617	$1,011	$1,982	$5,528	$714	$273	$430	$2,112	$19,137
Balance, end of period:
Individually evaluated
for impairment	$97	$—	$—	$—	$—	$—	$5	$—	$—	$102
Balance, end of period:
Collectively evaluated
for impairment	$6,373	$617	$1,011	$1,982	$5,528	$714	$268	$430	$2,112	$19,035
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,042)	—	—	—	—	—	(91)	(80)	—	(1,213)
Recoveries	200	—	—	—	—	3	2	7	—	212
Provision (benefit)	607	46	(446)	(67)	165	(17)	148	182	(918)	(300)
Balance, end of period	$5,937	$675	$1,120	$2,127	$6,208	$711	$374	$416	$2,592	$20,160
Balance, end of period:
Individually evaluated
for impairment	$323	$—	$—	$—	$—	$—	$49	$—	$—	$372
Balance, end of period:
Collectively evaluated
for impairment	$5,614	$675	$1,120	$2,127	$6,208	$711	$325	$416	$2,592	$19,788

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2019
Balance, end of period	$396,901	$37,126	$60,697	$126,381	$330,592	$44,821	$15,943	$24,086	$1,036,547
Balance, end of period:
Individually evaluated
for impairment	$17,640	$1,473	$—	$5,846	$214	$1,626	$290	$93	$27,182
Balance, end of period:
Collectively evaluated
for impairment	$379,261	$35,653	$60,697	$120,535	$330,378	$43,195	$15,653	$23,993	$1,009,365
December 31, 2018
Balance, end of period	$341,091	$36,828	$71,658	$125,795	$324,198	$41,746	$19,234	$23,796	$984,346
Balance, end of period:
Individually evaluated
for impairment	$24,189	$—	$—	$5,253	$760	$1,063	$449	$—	$31,714
Balance, end of period:
Collectively evaluated
for impairment	$316,902	$36,828	$71,658	$120,542	$323,438	$40,683	$18,785	$23,796	$952,632

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2019
Individually evaluated for impairment:
AQR Substandard	$97	$—	$—	$—	$—	$—	$5	$—	$—	$102
Collectively evaluated for impairment:
AQR Pass	6,285	617	1,011	1,922	5,140	714	263	421	—	16,373
AQR Special Mention	81	—	—	60	388	—	5	—	—	534
AQR Substandard	7	—	—	—	—	—	—	9	—	16
Unallocated	—	—	—	—	—	—	—	—	2,112	2,112
	$6,470	$617	$1,011	$1,982	$5,528	$714	$273	$430	$2,112	$19,137
December 31, 2018
Individually evaluated for impairment:
AQR Substandard	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment:
AQR Pass	5,522	615	1,275	1,958	5,236	683	303	413	—	16,005
AQR Special Mention	121	60	—	69	563	12	3	—	—	828
AQR Substandard	3	—	—	—	—	21	—	13	—	37
Unallocated	—	—	—	—	—	—	—	—	2,635	2,635
	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519

8. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2019, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2019 or December 31, 2018, and there were no restructured purchased receivables at September 30, 2019 or December 31, 2018.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  As of September 30, 2019, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2019	December 31, 2018
Purchased receivables	$13,760	$14,596
Reserve for purchased receivable losses	(87)	(190)
Total	$13,673	$14,406

The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine-month periods ending September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance, beginning of period	$98	$201	$190	$200
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
(Benefit) reserve for purchased receivables	(11)	(5)	(103)	(4)
Balance, end of period	$87	$196	$87	$196

9. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018

Balance, beginning of period	$10,836	$8,733	$10,821	$7,305
Additions for new MSR capitalized	1,033	1,090	2,672	2,662
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(378)	125	(1,385)	490
Other (2)	(285)	(253)	(902)	(762)
Balance, end of period	$11,206	$9,695	$11,206	$9,695

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019	December 31, 2018

Balance of mortgage loans serviced for others	$634,059	$557,583
MSR as a percentage of serviced loans	1.77%	1.94%

The Company recognized servicing fees of $616,000 and $487,000 during the three-month periods ending September 30, 2019 and 2018, respectively and $1.8 million and $1.4 million during the nine-month periods ending September 30, 2019 and 2018, respectively, which includes contractually specified servicing fees, late fees, and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of MSR as of September 30, 2019 and December 31, 2018:

	2019	2018

Constant prepayment rate	11.51%	7.70%
Discount rate	8.58%	9.94%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at September 30, 2019 and December 31, 2018 were as follows:

(In Thousands)		September 30, 2019	December 31, 2018
Aggregate portfolio principal balance		$634,059	$557,583
Weighted average rate of note		3.94%	3.91%

September 30, 2019	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	11.51%	28.16%	30.31%
Discount rate	8.58%	7.58%	6.58%
Fair value MSR	$11,206	$6,626	$6,308
Percentage of MSR	1.77%	1.05%	0.99%

December 31, 2018
Constant prepayment rate	7.70%	19.35%	20.95%
Discount rate	9.94%	8.94%	7.94%
Fair value MSR	$10,821	$7,115	$6,829
Percentage of MSR	1.94%	1.28%	1.22%

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

Commercial servicing rights

The commercial servicing right asset ("CSR") has a carrying value $1.0 million at September 30, 2019 and December 31, 2018, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $236.7 million and $239.5 million at September 30, 2019 and December 31, 2018, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2019 and December 31, 2018 include a constant prepayment rate of 12.72% and a discount rate of 11.49%.

10.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $3.2 million as of September 30, 2019 and $296,000 as of December 31, 2018 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $63.4 million and $16.0 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the notional amount of interest rate swaps is made up of six variable to fixed rate swaps to commercial loan customers totaling $31.7 million, and six fixed to variable rate swaps with a counterparty totaling $31.7 million. Changes in fair value from these six interest rate swaps offset each other in the first nine months of 2019. The Company recognized zero fee income related to interest rate swaps in the three-month period ending September 30, 2019. The Company recognized $734,000 in fee income related to interest rate swaps in the nine-month period ending September 30, 2019 and $70,000 in fee income related to interest rate swaps in the three and nine-month periods ending September 30, 2018, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.49% as of September 30, 2019. The Company pledged $1.3 million and $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2019 and December 31, 2018, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $1.1 million as of September 30, 2019 and the unrealized gain was $607,000 as of December 31, 2018.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $86.0 million and $45.0 million at September 30, 2019 and December 31, 2018, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2019 and December 31, 2018:

(In Thousands)	Asset Derivatives
		September 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$3,819	$246
Interest rate lock commitments	Other assets	1,363	978
Total		$5,182	$1,224

(In Thousands)	Liability Derivatives
		September 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$3,819	$246
Retail interest rate contracts	Other liabilities	100	262
Total		$3,919	$508
The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three and nine-month periods ending September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2019	2018	2019	2018
Retail interest rate contracts	Mortgage banking income	($242)	$138	($934)	$511
Interest rate lock commitments	Mortgage banking income	(692)	(281)	313	203
Total		($934)	($143)	($621)	$714
Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of September 30, 2019 and December 31, 2018:

September 30, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$3,819	$—	$3,819	$—	$—	$3,819

Liability Derivatives
Interest rate swaps	$3,819	$—	$3,819	$—	$3,220	$599
Retail interest rate contracts	100	—	100	—	—	100

December 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$246	$—	$246	$—	$—	$246

Liability Derivatives
Interest rate swaps	$246	$—	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—	—	262

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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended September 30, 2019 and 2018, the Company recognized $32,000 and $31,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2019 and 2018, the Company recognized $97,000 and $139,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. The Company issued 2,533 and 4,256 shares from the exercise of stock options for the three and nine-month periods ended September 30, 2019, respectively. In the three and nine-month periods ended September 30, 2019, the Company net settled $137,000 and $203,000 for cashless stock option exercises, respectively. The Company withheld $268,000 and $317,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in the three and nine-month periods ended September 30, 2019, respectively.
The Company issued 11,427 and 12,423 shares from the exercises of stock options in the three and nine-month periods ended September 30, 2018. The Company received $195,000 cash for the stock option exercises in the three and nine-month periods ended September 30, 2018. In the three months ended September 30, 2018, the Company net settled $74,000 for cashless stock option exercises. In the nine-month period ended September 30, 2018, the Company net settled $130,000 for cashless stock option exercises. The Company withheld $154,000 and $227,000 to pay for stock option exercises or income taxes the resulted from the exercise of stock options in the three and nine-month periods ended September 30, 2018.
There were no stock options granted in the three or nine-month periods ended September 30, 2019 or 2018.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended September 30, 2019 and 2018, the Company recognized $161,000 and $128,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense. For the nine months ended September 30, 2019 and 2018, the Company recognized $447,000 and $432,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three or nine-month periods ended September 30, 2019 or 2018.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Assets Subject to Nonrecurring Adjustment to Fair Value:

The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, impaired loans, and OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the writedown of individual assets.

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

Estimated fair values as of the periods indicated are as follows:

	September 30, 2019		December 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$92,188	$92,188	$77,538	$77,538
Investment securities available for sale	79,655	79,655	74,549	74,549
Marketable equity securities	8,045	8,045	7,265	7,265

Level 2 inputs:
Investment securities available for sale	177,615	177,615	197,061	197,061
Investment in Federal Home Loan Bank stock	2,140	2,140	2,101	2,101
Accrued interest receivable	4,798	4,798	4,817	4,817
Interest rate swaps	3,819	3,819	853	853

Level 3 inputs:
Loans and loans held for sale	1,118,489	1,102,151	1,019,056	995,115
Purchased receivables, net	13,673	13,673	14,406	14,406
Interest rate lock commitments	1,363	1,363	978	978
Mortgage servicing rights	11,206	11,206	10,821	10,821
Commercial servicing rights	1,018	1,018	1,030	1,030

Financial liabilities:
Level 2 inputs:
Deposits	$1,351,029	$1,352,270	$1,228,088	$1,227,086
Securities sold under repurchase agreements	—	—	34,278	34,278
Borrowings	8,933	9,359	7,241	6,965
Accrued interest payable	122	122	22	22
Interest rate swaps	4,884	4,884	246	246
Retail interest rate contracts	100	100	262	262

Level 3 inputs:
Junior subordinated debentures	10,310	11,446	10,310	10,809

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$188,500	$65,303	$123,197	$—
Municipal securities	3,380	—	3,380	—
Corporate bonds	42,460	14,352	28,108	—
Collateralized loan obligations	22,930	—	22,930	—
Total available for sale securities	$257,270	$79,655	$177,615	$—
Marketable equity securities	$8,045	$8,045	$—	$—
Total marketable equity securities	$8,045	$8,045	$—	$—
Interest rate swaps	$3,819	$—	$3,819	$—
Interest rate lock commitments	1,363	—	—	1,363
Mortgage servicing rights	11,206	—	—	11,206
Commercial servicing rights	1,018	—	—	1,018
Total other assets	$17,406	$—	$3,819	$13,587
Liabilities:
Interest rate swaps	$4,884	$—	$4,884	$—
Retail interest rate contracts	100	—	100	—
Total other liabilities	$4,984	$—	$4,984	$—
December 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,860	$54,863	$153,997	$—
Municipal securities	9,084	—	9,084	—
Corporate bonds	39,780	19,686	20,094	—
Collateralized loan obligations	13,886	—	13,886	—
Total available for sale securities	$271,610	$74,549	$197,061	$—
Marketable equity securities	$7,265	$7,265	$—	$—
Total marketable securities	$7,265	$7,265	$—	$—
Interest rate swaps	$853	$—	$853	$—
Interest rate lock commitments	978	—	—	978
Mortgage servicing rights	10,821	—	—	10,821
Commercial servicing rights	1,030	—	—	1,030
Total other assets	$13,682	$—	$853	$12,829
Liabilities:
Interest rate swaps	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—
Total other liabilities	$508	$—	$508	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2019 and 2018:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2019
Interest rate lock commitments	$2,072	($553)	$4,569	($4,725)	$1,363	$1,363
Mortgage servicing rights	10,836	(663)	1,033	—	11,206	—
Commercial servicing rights	999	(20)	39	—	1,018	—
Total	$13,907	($1,236)	$5,641	($4,725)	$13,587	$1,363
Three Months Ended September 30, 2018
Interest rate lock commitments	$1,417	($560)	$4,641	($4,381)	$1,117	$1,117
Mortgage servicing rights	8,733	(128)	1,090	—	9,695	—
Total	$10,150	($688)	$5,731	($4,381)	$10,812	$1,117

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2019
Interest rate lock commitments	$978	($1,431)	$12,759	($10,943)	$1,363	$1,363
Mortgage servicing rights	10,821	(2,287)	2,672	—	11,206	—
Commercial servicing rights	1,030	(118)	106	—	1,018	—
Total	$12,829	($3,836)	$15,537	($10,943)	$13,587	$1,363
Nine Months Ended September 30, 2018
Interest rate lock commitments	$873	($1,562)	$14,125	($12,319)	$1,117	$1,117
Mortgage servicing rights	7,305	(272)	2,662	—	9,695	—
Total	$8,178	($1,834)	$16,787	($12,319)	$10,812	$1,117

As of and for the periods ending September 30, 2019 and December 31, 2018, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Loans measured for impairment	$463	$—	$—	$463
Total	$463	$—	$—	$463
December 31, 2018
Loans measured for impairment	$848	$—	$—	$848
Other assets - equity method investment	709	—	—	709
Total	$1,557	$—	$—	$1,557

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Loans measured for impairment	$96	$299	$89	($594)
Other operating expense - impairment of equity method investment	—	804	—	804
Total loss from nonrecurring measurements	$96	$1,103	$89	$210

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
September 30, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 75%
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.31% - 11.60%
		Discount rate	8.58% - 8.86%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%
December 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	65%
	Discounted cash flow	Discount rate	8.25% - 8.50%
Interest rate lock commitment	External pricing model	Pull through rate	91.66%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.62% - 9.87%
		Discount rate	9.93% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%

13.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2019, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$17,108	$729	$17,837
Interest expense	1,108	423	1,531
Net interest income	16,000	306	16,306
Benefit for loan losses	(2,075)	—	(2,075)
Other operating income	2,944	7,565	10,509
Other operating expense	13,126	6,198	19,324
Income before provision for income taxes	7,893	1,673	9,566
Provision for income taxes	1,550	478	2,028
Net income	$6,343	$1,195	$7,538

	Three Months Ended September 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$15,923	$657	$16,580
Interest expense	565	196	761
Net interest income	15,358	461	15,819
Provision for loan losses	—	—	—
Other operating income	2,770	5,903	8,673
Other operating expense	12,204	5,895	18,099
Income before provision for income taxes	5,924	469	6,393
Provision for income taxes	996	133	1,129
Net income	$4,928	$336	$5,264

	Nine Months Ended September 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$50,377	$1,644	$52,021
Interest expense	3,256	733	3,989
Net interest income	47,121	911	48,032
Benefit for loan losses	(1,025)	—	(1,025)
Other operating income	9,798	17,813	27,611
Other operating expense	39,755	16,468	56,223
Income before provision for income taxes	18,189	2,256	20,445
Provision for income taxes	3,689	645	4,334
Net income	$14,500	$1,611	$16,111

	Nine Months Ended September 30, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$45,443	$1,527	$46,970
Interest expense	1,435	464	1,899
Net interest income	44,008	1,063	45,071
Benefit for loan losses	(300)	—	(300)
Other operating income	8,124	16,325	24,449
Other operating expense	36,319	15,181	51,500
Income before provision for income taxes	16,113	2,207	18,320
Provision for income taxes	2,537	627	3,164
Net income	$13,576	$1,580	$15,156

September 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,499,700	$116,931	$1,616,631
Loans held for sale	$—	$81,942	$81,942

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned ("OREO"), and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Update on Economic Conditions
The Alaska economy went through three consecutive years of a mild recession. Macro-economic indicators began to show a positive change in the fourth quarter of 2018, with improvements continuing into 2019. The State Department of Labor reported growth of 400 jobs in August of 2019 compared to August of 2018. October of 2018 was the first month of year-over-year increase in employment since September of 2015. After 37 months of year-over-year declines, Alaska now has eleven consecutive months of year-over-year job increases. The State Department of Labor forecasted an increase of 1,400 jobs, or 0.4% growth for the entire year. They expect the major drivers of job growth to be military, oil & gas activity and tourism.
Alaska’s seasonally adjusted gross state product (GSP) was $54.6 billion in the first quarter of 2019, according to the U.S. Bureau of Economic Analysis ("BEA") in a report released on July 25, 2019. Alaska’s GSP increased 3.9% annualized in the first quarter of 2019, marking the fourth consecutive quarter of improvement in Alaska’s GSP. Alaska’s real GSP declined by 5.7% annualized in the first quarter of 2018, but then grew in the second, third and fourth quarters last year. The net result was a slight decline of GSP for 2018 of -0.3%. Alaska’s GSP declined -1.8% in 2016 and -0.2 % in 2017.
Alaska’s personal income grew 4.3% annualized in the first quarter of 2019 and 5.6% in the second quarter according to a report released on September 24, 2019 by the BEA. Total personal income from all sources in Alaska grew to $45.5 billion. The largest increase in dollar terms in the second quarter of 2019 came from a $330 million or 4.6% growth in wages and proprietors income. Dividends, interest and rental income grew by $100 million and income from government transfer payments increased by $185 million in the second quarter.
Management believes that the most recent macro-economic indicators show Alaska’s economy has begun to grow again and add jobs. In the near term, there is concern over the effect of State government budget cuts. However, management believes there is renewed optimism in the private sector that a number of large-scale natural resource development projects are advancing and new discoveries of oil and gas are increasing investment activity for exploration and development.
Alaska North Slope (ANS) average monthly oil prices have been between $60 and $72 in 2019. The September monthly average for ANS was $63.83. The State Department of Revenue has forecasted an annual average ANS oil price of $68.90 per barrel in fiscal year (FY) 2019 and $66 per barrel in FY 2020.
Alaska’s crude oil production averaged 540,500 barrels per day (bpd) in FY 2017. This was an increase of 9,300 bpd over the previous year and the second year of production growth. This two-year positive trend reversed slightly last year when total output declined 1.2% to 534,000 bpd in FY 2018. The State Department of Revenue forecasts production on the North Slope to decline in FY 2019 by 1.3% and then rise by 3.5% in 2020.
Management believes that the impact of the pending sale of BP’s Alaska operations to Hilcorp, announced in August, provides both opportunities and challenges for oil services firms and the businesses that serve this leading industrial sector. BP currently employs approximately 1,600 workers or one-sixth of total employment in Alaska’s oil and gas industry. Hilcorp has told BP’s workers that they will receive more information on future employment levels in December.

Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. Alaskans showed resiliency and kept their home payments current despite the local recession. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.68% at the end of the second quarter 2019. This compares to 0.63% at the end of the first quarter 2019. The comparable national average rate was 0.90% at the end of the second quarter 2019. The national rate continues to improve while the Alaska rate remains relatively lower and stable.
The national survey reported that the percentage of delinquent mortgage loans in Alaska was 3.21% for the second quarter of 2019. The Alaska delinquency rate at the end of 2018 was 2.92%, compared to 3.37% for the same period in 2017. The 2018 average delinquency rate across the country was 1.4% higher than Alaska at 4.32%. The U.S. rate moved slightly higher to 4.41% at the end of the second quarter 2019.
The Federal Open Market Committee ("FOMC") cut the target federal funds rate for the first time in 2019 to 2.25% in July of 2019. The FOMC then cut the target again to 2.00% in September 2019 and cut the target to 1.75% in October 2019. September's policy statement signaled the possibility of further cuts to the target federal funds rate if the United States economy showed additional signs of weakening. This language was notably removed from the October 2019 statement, and management believes that this may indicate a halt to further cuts in the immediate future. The FOMC indicated in the October 2019 statement that it will continue to monitor implications of incoming information for the economic outlook.

Highlights and Summary of Performance - Third Quarter of 2019
The Company reported net income and diluted earnings per share of $7.5 million and $1.11, respectively, for the third quarter of 2019 compared to net income and diluted earnings per share of $5.3 million and $0.75, respectively, for the third quarter of 2018. The Company reported net income and diluted earnings per share of $16.1 million and $2.35, respectively, for the first nine months of 2019 compared to net income and diluted earnings per share of $15.2 million and $2.17, respectively, for the same period in 2018. The year-over-year increase in net income in both the three and nine-month periods ending September 30, 2019 is primarily due to a decrease in the provision for loan losses and increases in net interest income and mortgage banking income. These changes were only partially offset by an increase in other operating expense that was primarily due to increases in commissions paid to home mortgage lending employees driven by higher mortgage loan originations, additional expenses related to the new branches opened in Soldotna on the Kenai peninsula and in East Anchorage over the past year, and an increase in the expense in Company's self-insured employee medical benefit plan as well as other employee benefit plans.

•	Total revenue in the third quarter of 2019, which includes net interest income plus other operating income, increased 9% to $26.8 million from $24.5 million in the third quarter a year ago.

•
Net interest income increased 3% in the third quarter of 2019 and increased 7% in the first nine months of 2019 compared to the same periods in 2018 mainly due to an increase in average earning asset balances as well as higher net yields in the year-to-date period ended September 30, 2019 compared to the same period in 2018.

•
Net interest margin decreased to 4.60% in the third quarter of 2019 as compared to 4.69% in the third quarter a year ago and increased to 4.71% in the first nine months of 2019 compared to 4.49% for the same period in 2018.

•
The Company repurchased 192,193 shares of its common stock in the third quarter of 2019 at an average price of $37.29, leaving zero shares available under the previously announced repurchase authorization.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets	1.90%	1.40%	1.41%	1.36%
Return on average shareholders' equity	14.45%	10.27%	10.32%	10.18%
Dividend payout ratio	29.17%	35.60%	39.40%	34.35%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2019 decreased $1.1 million, or 5% to $21.5 million as compared to $22.6 million at December 31, 2018. OREO, net of government guarantees, decreased $919,000 to $5.8 million at September 30, 2019 as compared to $6.7 million at December 31, 2018 due to sales of OREO during the period. Nonperforming loans, net of government guarantees increased $813,000 during the first nine months of 2019 as compared to December 31, 2018, as additions exceeded paydowns in the first nine months of 2019. $13.0 million, or 61% of total nonperforming assets are nonaccrual loans related to six commercial relationships. Two of these relationships, which totaled $6.0 million at the end of the third quarter of 2019, are businesses in the medical industry.

The following table summarizes nonperforming activity for the three-month periods ending September 30, 2019 and 2018:

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2019
Commercial loans	$11,207	$1,328	($1,414)	($22)	($231)	$—	$—	$10,868
Commercial real estate	5,041	—	(67)	—	—	—	—	4,974
Construction loans	1,492	—	(19)	—	—	—	—	1,473
Consumer loans	340	7	(213)	(7)	—	—	—	127
Nonperforming loans guaranteed by government	(1,139)	(797)	1	—	—	—	—	(1,935)
Total nonperforming loans	16,941	538	(1,712)	(29)	(231)	—	—	15,507
Other real estate owned	7,043	—	—	—	—	—	—	7,043
Repossessed assets	1,182	231	—	—	—	—	(1,182)	231
Other real estate owned guaranteed by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$23,887	$769	($1,712)	($29)	($231)	$—	($1,182)	$21,502

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2018	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2018
Commercial loans	$15,234	$1,179	($1,679)	$—	$—	$—	$—	$14,734
Commercial real estate	1,331	363	—	—	—	—	—	1,694
Construction loans	—	—	—	—	—	—	—	—
Consumer loans	70	442	(22)	(9)	(29)	—	—	452
Non-performing loans guaranteed by government	(327)	—	48	—	—	—	—	(279)
Total non-performing loans	16,308	1,984	(1,653)	(9)	(29)	—	—	16,601
Other real estate owned	8,959	—	—	—	—	—	(252)	8,707
Repossessed assets	—	29	—	—	—	—	—	29
Other real estate owned guaranteed by government	(1,280)	—	1	—	—	—	—	(1,279)
Total non-performing assets,
net of government guarantees	$23,987	$2,013	($1,652)	($9)	($29)	$—	($252)	$24,058

Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2019, management had identified potential problem loans of $9.8 million as compared to potential problem loans of $17.1 million at December 31, 2018. The decrease in potential problem loans from December 31, 2018 to September 30, 2019 is primarily the result of the transfer of nine commercial relationships totaling $8.5 million as of December 31, 2018, net of government guarantees, to nonaccrual status. There were nine new potential problem loans during the first nine months of 2019 totaling $3.7 million, but these additions were partially offset by net paydowns on existing potential problem loans of $2.5 million.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $1.5 million in loans classified as TDRs that were performing and $8.7 million in TDRs included in nonaccrual loans at September 30, 2019 for a total of approximately $10.2 million. At December 31, 2018 there were $3.4 million in loans classified as TDRs that were performing and $11.4 million in TDRs included in nonaccrual loans for a total of $14.8 million. The decrease in TDRs included in nonaccrual loans at September 30, 2019 as compared to December 31, 2018 is mostly the result of payments made by two borrowers, which were only partially offset by the addition of three relationships added in the first nine months of 2019. See Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income for the third quarter of 2019 increased $2.2 million, or 43%, to $7.5 million as compared to $5.3 million for the same period in 2018. Net income for the first nine months of 2019 increased $955,000 or 6%, to $16.1 million as compared to $15.2 million for the first nine months of 2018. The increase in both periods was primarily due to a decrease in the provision for loan losses and increases in net interest income and other operating income that were only partially offset by increases in other operating expense.
Net Interest Income/Net Interest Margin
Net interest income for the third quarter of 2019 increased $487,000, or 3%, to $16.3 million as compared to $15.8 million for the third quarter in 2018. Net interest margin decreased 9 basis points to 4.60% in the third quarter of 2019 as compared to 4.69% in the third quarter of 2018. Net interest income for the first nine months of 2019 increased $3.0 million, or 7%, to $48.0 million as compared to $45.1 million for the first nine months of 2018. Net interest margin increased 22 basis points to 4.71% in the first nine months of 2019 as compared to 4.49% in the first nine months of 2018. The increases in net interest income were primarily the result of higher interest income on loans and investments compared to the same periods in 2018, which were only partially offset by higher total interest expense. Changes in net interest margin in both the three and nine months ended September 30, 2019 as compared to the same period in the prior year are detailed below:

Three Months Ended September 30, 2019 vs. September 30, 2018
Nonaccrual interest adjustments	0.03%
Interest rates and loan fees	(0.12)%
Volume and mix of interest-earning assets	—%
Change in net interest margin	(0.09)%

Nine Months Ended September 30, 2019 vs. September 30, 2018
Nonaccrual interest adjustments	—%
Interest rates and loan fees	0.18%
Volume and mix of interest-earning assets	0.04%
Change in net interest margin	0.22%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended September 30, 2019 and 2018:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2019	2018	$	%	2019	2018	$	%	2019	2018	Change
Loans[1,2]	$1,020,186	$984,914	$35,272	4%	$15,154	$14,352	$802	6%	5.92%	5.81%	0.11%
Loans held for sale	74,181	54,792	19,389	35%	709	640	69	11%	3.79%	4.64%	(0.85)%

Short-term investments[3]	58,754	34,136	24,618	72%	313	169	144	85%	2.08%	1.94%	0.14%
Long-term investments[4]	253,364	264,377	(11,013)	(4)%	1,661	1,419	242	17%	2.73%	2.29%	0.44%
Total investments	312,118	298,513	13,605	5%	1,974	1,588	386	24%	2.57%	2.24%	0.33%
Interest-earning assets	1,406,485	1,338,219	68,266	5%	17,837	16,580	1,257	8%	5.08%	4.97%	0.11%
Nonearning assets	169,907	150,808	19,099	13%
Total	$1,576,392	$1,489,027	$87,365	6%

Interest-bearing demand	$288,781	$242,025	$46,756	19%	$167	$51	$116	227%	0.23%	0.08%	0.15%
Savings deposits	234,130	237,838	(3,708)	(2)%	285	156	129	83%	0.48%	0.26%	0.22%
Money market deposits	209,147	217,593	(8,446)	(4)%	303	215	88	41%	0.57%	0.39%	0.18%
Time deposits	138,311	97,800	40,511	41%	610	173	437	253%	1.75%	0.70%	1.05%
Total interest-bearing deposits	870,369	795,256	75,113	9%	1,365	595	770	129%	0.62%	0.30%	0.32%
Borrowings	19,749	46,663	(26,914)	(58)%	166	166	—	—%	3.27%	1.39%	1.88%
Total interest-bearing liabilities	890,118	841,919	48,199	6%	1,531	761	770	101%	0.68%	0.36%	0.32%
Demand deposits and other noninterest-bearing liabilities	479,372	443,780	35,592	8%
Equity	206,902	203,328	3,574	2%
Total	$1,576,392	$1,489,027	$87,365	6%
Net interest income					$16,306	$15,819	$487	3%
Net interest margin									4.60%	4.69%	(0.09)%
Average loans to average interest-earning assets	72.53%	73.60%
Average loans to average total deposits	78.01%	80.47%
Average non-interest deposits to average total deposits	33.45%	35.03%
Average interest-earning assets to average interest-bearing liabilities	158.01%	158.95%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $841,000 and $808,000 in the third quarter of 2019 and 2018, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $17.8 million and $16.3 million in the third quarter of 2019 and 2018, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2019 and 2018.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2019 vs. 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$578	$224	$802
Loans held for sale	144	(75)	69
Short-term investments	131	13	144
Long-term investments	(65)	307	242
Total interest income	$788	$469	$1,257

Interest Expense:
Interest-bearing deposits	$61	$709	$770
Borrowings	(222)	222	—
Total interest expense	($161)	$931	$770

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the nine-month periods ended September 30, 2019 and 2018:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2019	2018	$	%	2019	2018	$	%	2019	2018	Change
Loans[1,2]	$1,004,157	$968,225	$35,932	4%	$44,607	$40,810	$3,797	9%	5.97%	5.66%	0.31%
Loans held for sale	52,379	46,042	6,337	14%	1,586	1,481	105	7%	4.05%	4.30%	(0.25)%

Short-term investments[3]	35,394	39,335	(3,941)	(10)%	591	512	79	15%	2.20%	1.72%	0.48%
Long-term investments[4]	271,645	288,311	(16,666)	(6)%	5,237	4,167	1,070	26%	2.69%	2.07%	0.62%
Total investments	307,039	327,646	(20,607)	(6)%	5,828	4,679	1,149	25%	2.62%	2.03%	0.59%
Interest-earning assets	1,363,575	1,341,913	21,662	2%	52,021	46,970	5,051	11%	5.16%	4.73%	0.43%
Nonearning assets	166,548	146,006	20,542	14%
Total	$1,530,123	$1,487,919	$42,204	3%

Interest-bearing demand	$261,295	$242,646	$18,649	8%	$313	$108	$205	190%	0.16%	0.06%	0.10%
Savings deposits	234,177	242,840	(8,663)	(4)%	830	405	425	105%	0.47%	0.22%	0.25%
Money market deposits	207,350	231,246	(23,896)	(10)%	846	476	370	78%	0.55%	0.28%	0.27%
Time deposits	127,094	97,607	29,487	30%	1,488	424	1,064	251%	1.57%	0.58%	0.99%
Total interest-bearing deposits	829,916	814,339	15,577	2%	3,477	1,413	2,064	146%	0.56%	0.23%	0.33%
Borrowings	38,618	45,943	(7,325)	(16)%	512	486	26	5%	1.74%	1.39%	0.35%
Total interest-bearing liabilities	868,534	860,282	8,252	1%	3,989	1,899	2,090	110%	0.61%	0.29%	0.32%
Demand deposits and other noninterest-bearing liabilities	452,772	428,575	24,197	6%
Equity	208,817	199,062	9,755	5%
Total	$1,530,123	$1,487,919	$42,204	3%
Net interest income					$48,032	$45,071	$2,961	7%
Net interest margin									4.71%	4.49%	0.22%
Average loans to average interest-earning assets	73.64%	72.15%
Average loans to average total deposits	80.48%	79.03%
Average non-interest deposits to average total deposits	33.48%	33.53%
Average interest-earning assets to average interest-bearing liabilities	157.00%	155.99%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.4 million and $2.1 million in the first nine months of 2019 and 2018, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $17.2 million and $18.1 million in the first nine months of 2019 and 2018, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2019 and 2018.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2019 vs. 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$1,565	$2,232	$3,797
Loans held for sale	183	(78)	105
Short-term investments	(44)	123	79
Long-term investments	(247)	1,317	1,070
Total interest income	$1,457	$3,594	$5,051

Interest Expense:
Interest-bearing deposits	$28	$2,036	$2,064
Borrowings	(43)	69	26
Total interest expense	($15)	$2,105	$2,090

Provision for Loan Losses
The provision for loan losses was a benefit of $2.1 million for the third quarter of 2019 due to decreases in qualitative factors including decreases in nonaccrual loans, loans 30-89 past due, and adversely classified loans as a percentage of total loans, a decrease in the large borrower concentration, and a decrease in the allocation for macroeconomic trends as these trends have improved. These decreases were only partially offset by an increase in loan balances, an increase in the allocation for impaired loans, and an increase in the unallocated portion of the Allowance. The provision for loan losses was zero for the third quarter of 2018. In the third quarter of 2018, the increase in portfolio loans that would normally result in an increase in the provision for loan losses was offset by an improvement in the qualitative factors that management utilizes in the calculation of the Allowance. Nonperforming loans, net of government guarantees were essentially flat during the third quarter of 2018 and adversely classified loans decreased $3.5 million to $29.7 million at September 30, 2018 from $33.2 million at the end of the second quarter of 2018. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 123% at September 30, 2019 and 121% at September 30, 2018.
The provision for loan losses was a benefit of $1.0 million for the first nine months of 2019 primarily due to the same reasons noted above for the third quarter of 2019, except the qualitative factor related to the large borrower concentration increased during the nine month period ending September 30, 2019 and the allocation for loan portfolio quality trends including nonaccrual loans, loans 30-89 days past due, and adversely classified loans was unchanged during this period. The benefit of $300,000 for the nine-month period ending September 30, 2018 was the result of the impact of improvement in the qualitative factors, which exceeded the impact of the increase in portfolio loans.
See "Analysis of the Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended September 30, 2019, increased $1.8 million, or 21%, to $10.5 million as compared to the same period in 2018, primarily due to the $1.7 million increase in mortgage banking income primarily due to higher mortgage origination volume in the third quarter of 2019 compared to the same quarter in 2018.

Other operating income for the first nine months of 2019 increased $3.2 million, or 13%, to $27.6 million primarily due to the $1.5 million increase in mortgage banking income primarily due to higher mortgage origination volume, a $918,000 increase in gains on marketable equity securities and $734,000 in interest rate swap income that was earned in the second quarter of 2019.
Other Operating Expense
Other operating expense for the third quarter of 2019 increased $1.2 million, or 7%, to $19.3 million as compared to the same period in 2018 primarily due to a $1.9 million, or 17%, increase in the salaries and other personnel expense due to increases in group medical costs, salaries, and employee commissions related to the increase in production volume in the Home Mortgage Lending segment. Additionally, occupancy and data processing expenses increased due to the addition of two new branch locations in the last year and investment in technology to introduce new products and services, however this was partially offset by a one-time technical correction that decreased depreciation expense, which is included in occupancy expense, by $670,000 in 2018. Finally, the Company recorded an $804,000 writedown of the carrying value the Company's minority ownership interest in another mortgage origination business owned by RML in 2018 that was not repeated in 2019.
Other operating expense for the first nine months of 2019 increased $4.7 million, or 9%, to $56.2 million as compared to the same period in 2018 primarily due to a $4.2 million, or 13%, increase in the salaries and other personnel expense due to increases in group medical costs, salaries, employee commissions related to the increase in production volume in the Home Mortgage lending segment, and increased contributions to the Company's employee benefit plans. Additionally, occupancy and data processing expenses increased due to the addition of two new branch locations in the last year and investment in technology to introduce new products and services. These increases were partially offset by the $804,000 writedown that occurred in 2018 noted above that was not repeated in 2019.
Income Taxes
The provision for income taxes for the third quarter of 2019 increased $899,000, or 80%, as compared to the same period in 2018, and the provision for income taxes for the first nine months of 2019 increased $1.2 million, or 37%. The effective tax rate increased to 21% in both the three and nine-month periods ending September 30, 2019 as compared to 17% in both the three and nine-month periods ending September 30, 2018 due to less tax-exempt income and fewer estimated tax credits as a percentage of pre-tax income in 2019 as compared to 2018.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at September 30, 2019 decreased 5%, or $13.6 million, to $265.3 million from $278.9 million at December 31, 2018 as proceeds from sales, maturities, and security calls were used for loan fundings in the first nine months of 2019.
The table below details portfolio investment balances by portfolio investment type:

	September 30, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$188,500	71.1%	$208,860	74.8%
Municipal securities	3,380	1.3%	9,084	3.3%
Corporate bonds	42,460	16.0%	39,780	14.3%
Collateralized loan obligations	22,930	8.6%	13,886	5.0%
Preferred stock	8,045	3.0%	7,265	2.6%
Total portfolio investments	$265,315		$278,875

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
Portfolio loans increased by $52.2 million, or 5%, to $1.037 billion at September 30, 2019 from $984.3 million at December 31, 2018, primarily as a result of increased commercial loans. This increase was partially offset by a decrease in real estate construction loans in the first nine months of 2019. Real estate construction one-to-four family loans, which are mostly residential housing construction loans remained consistent at 4% of portfolio loans at September 30, 2019 and December 31, 2018, respectively.
The following table details loan balances by loan type as of the dates indicated:

	September 30, 2019		December 31, 2018
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$398,231	38.4%	$342,420	34.8%
Real estate construction one-to-four family	37,270	3.6%	37,111	3.8%
Real estate construction other	61,446	5.9%	72,256	7.3%
Real estate term owner occupied	127,045	12.3%	126,414	12.8%
Real estate term non-owner occupied	332,169	32.0%	325,720	33.1%
Real estate term other	45,142	4.4%	42,039	4.3%
Consumer secured by 1st deeds of trust	15,952	1.5%	19,228	2.0%
Consumer other	23,916	2.3%	23,645	2.4%
Subtotal	$1,041,171		$988,833
Less: Unearned origination fee,
net of origination costs	(4,624)	(0.4)%	(4,487)	(0.5)%
Total loans	$1,036,547		$984,346

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $66.3 million, or approximately 6% of loans as of September 30, 2019 have direct exposure to the oil and gas industry as compared to $62.3 million, or approximately 6% of loans as of December 31, 2018. The Company has no loans to oil producers or exploration companies as of September 30, 2019 or December 31, 2018, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $11.3 million and $9.6 million at September 30, 2019 and December 31, 2018, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $29.1 million and $32.5 million at September 30, 2019 and December 31, 2018, respectively. The portion of the Company's Allowance that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million as of September 30, 2019 and December 31, 2018.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2019
AQR Pass	$47,839	$—	$—	$5,081	$—	$—	$—	$371	$53,291
AQR Special Mention	1,257	—	—	1,987	7,030	—	—	—	10,274
AQR Substandard	2,729	—	—	—	—	—	—	—	2,729
Total	$51,825	$—	$—	$7,068	$7,030	$—	$—	$371	$66,294
December 31, 2018
AQR Pass	$44,512	$—	$—	$5,216	$—	$—	$—	$399	$50,127
AQR Special Mention	857	—	—	2,242	7,364	—	—	—	10,463
AQR Substandard	1,723	—	—	—	—	—	—	—	1,723
Total	$47,092	$—	$—	$7,458	$7,364	$—	$—	$399	$62,313

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

•
An unallocated reserve. The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At September 30, 2019 and December 31, 2018, the unallocated allowance as a percentage of the total Allowance was 11% and 13%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$20,518	$20,108	$19,519	$21,461
Charge-offs:
Commercial	22	—	195	1,042
Consumer secured by 1st deeds of trust	—	—	—	91
Consumer other	7	9	11	80
Total charge-offs	29	9	206	1,213
Recoveries:
Commercial	709	57	801	200
Real estate term other	1	1	28	3
Consumer secured by 1st deeds of trust	—	1	—	2
Consumer other	13	2	20	7
Total recoveries	723	61	849	212
Net, (recoveries) charge-offs	(694)	(52)	(643)	1,001
(Benefit) provision for loan losses	(2,075)	—	(1,025)	(300)
Balance at end of period	$19,137	$20,160	$19,137	$20,160
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $122.9 million, or 10%, to $1.351 billion as of September 30, 2019 compared to $1.228 billion as of December 31, 2018. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2019		December 31, 2018
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$460,327	33%	$420,988	34%
Interest-bearing demand	292,198	22%	248,056	20%
Savings deposits	228,739	17%	239,054	19%
Money market deposits	214,352	16%	206,717	17%
Time deposits	155,413	12%	113,273	9%
Total deposits	$1,351,029		$1,228,088
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at September 30, 2019 and 91% of total deposits at December 31, 2018.
The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2019, the Company had $155.4 million in certificates of deposit as compared to certificates of deposit of $113.3 million at December 31, 2018. At September 30, 2019, $72.0 million, or 46%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $57.4 million, or 51%, of total certificates of deposit at December 31, 2018. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2019 and December 31, 2018, was $109.8 million and $70.7 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2019:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$7,249	7%
Over 3 through 6 months	14,287	13%
Over 6 through 12 months	25,691	23%
Over 12 months	62,545	57%
Total	$109,772	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2019 or December 31, 2018.
Borrowings
FHLB: Northrim Bank (the "Bank") is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2019, our maximum borrowing line from the FHLB was $721.1 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $8.9 million as of September 30, 2019 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The last advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $75.7 million of loans as collateral to secure advances made through the discount window on September 30, 2019. There were no discount window advances outstanding at September 30, 2019 or December 31, 2018.

Other Short-term Borrowings: Securities sold under agreements to repurchase were zero and $34.3 million, respectively, for September 30, 2019 and December 31, 2018. The decrease in these borrowings is primarily the result of the transfer of several customer accounts to a new product that is classified as an interest-bearing demand deposit. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending September 30, 2019 and 2018 was $470,000 and $29.1 million, respectively, and $20.3 million and $28.3 million, respectively, in the nine month periods ending September 30, 2019 and 2018. The maximum outstanding at any month-end was $864,000 and $32.4 million, respectively, during the same three-month periods ending September 30, 2019 and 2018 and $36.6 million and $32.4 million, respectively, for the nine-month periods ending September 30, 2019 and 2018. The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $240.4 million and $222.6 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advance noted above as of September 30, 2019 or December 31, 2018.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2019 were $260.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2019 were $1.351 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $22.3 million for the first nine months of 2019, primarily due to cash provided by proceeds from the sale of loans held for sale being more than offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $34.5 million for the same period, primarily due to increases in loans and purchases of available for sale securities. These uses of cash were only partially offset by proceeds from the maturity of securities available for sale. Net cash provided by financing activities in the same period was $71.5 million, primarily due to an increase in deposits that was only partially offset by a decrease in securities sold under repurchase agreements, the repurchase of common stock, and cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2019, our funds available for borrowing under our existing lines of credit were $789.3 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 4,256 shares of its common stock in the first nine months of 2019 under the Company's 2017 Stock Option Plan and repurchased 347,676 shares of its common stock under the Company's previously announced repurchase program. At September 30, 2019, the Company had 6,539,796 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2019, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect in 2019 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2019, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both September 30, 2019 and December 31, 2018, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2019
Total risk-based capital	8.00%	10.00%	15.82%	13.84%
Tier 1 risk-based capital	6.00%	8.00%	14.57%	12.59%
Common equity tier 1 capital	4.50%	6.50%	13.86%	12.59%
Leverage ratio	4.00%	5.00%	12.68%	10.99%
December 31, 2018
Total risk-based capital	8.00%	10.00%	16.73%	14.30%
Tier 1 risk-based capital	6.00%	8.00%	15.47%	13.05%
Common equity tier 1 capital	4.50%	6.50%	14.73%	13.05%
Leverage ratio	4.00%	5.00%	13.40%	11.28%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of September 30, 2019 and December 31, 2018, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $260.2 million and $263.8 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $86.0 million and $45.0 million, as of September 30, 2019 and December 31, 2018, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $129,000 and $130,000 at September 30, 2019 and December 31, 2018 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to planned improvements to the Company's corporate office building. At September 30, 2019 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of September 30, 2019 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2019, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors have not materially changed as of September 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 192,193 shares of its common stock, in the aggregate, during the three-month period ending September 30, 2019.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 7
July 1, 2019 - July 31, 2019	56,604	$36.47	56,604	135,589
Month No. 8
August 1, 2019 - August 31, 2019	73,943	$36.22	73,943	61,646
Month No. 9
September 1, 2019 - September 30, 2019	61,646	$39.31	61,646	—
Total	192,193	$37.29	192,193	—

(1) In August 2004, the Company publicly announced its board of directors (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board authorized to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019.

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
NORTHRIM BANCORP, INC.

November 5, 2019	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 5, 2019	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)