Form 10-K
period 2019-12-31
NORTHRIM BANCORP INC
filed 2020-03-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $235,097,358.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,460,204 shares of Common Stock, $1.00 par value, as of March 6, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 28, 2020, are incorporated by reference into Part III of this Form 10-K.

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
General
We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.4 billion in total deposits and $1.6 billion in total assets at December 31, 2019.  Through our sixteen banking branches and twelve mortgage origination offices, we are accessible to approximately 90% of the Alaska population.
The Company has three direct wholly-owned subsidiaries:

•
Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has sixteen branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, one in Eagle River, and one in Soldotna.  We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;

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
Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Additionally, we are a land development and residential construction lender and an active lender in the commercial real estate market in Alaska.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for business lending relationships.  Our business strategy also emphasizes the origination of a variety of home mortgage loan products, which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation. We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers.
Management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  We have also targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliate services that add franchise value to the Company.  While we expect that opportunities for growth in 2020 will be modest mainly due to the lower oil prices compared to pre-2014 levels, which has led to a slower economy in Alaska, we believe that these strategies will continue to benefit the Company, and we intend to continue to grow our balance sheet through increasing our market share. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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
Employees
We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  The Company continues to enhance our company-wide employee training program which focuses on Northrim culture, Superior Customer First Service, general sales skills, and various technical areas.
We consider our relations with our employees to be highly satisfactory.  We had 431 full-time equivalent employees at December 31, 2019. None of our employees are covered by a collective bargaining agreement.  Of the 431 full-time equivalent employees, 311 were Community Banking employees and 120 were Home Mortgage Lending employees.
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
Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2020, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
Deposit Services: Our deposit services include business and personal noninterest-bearing checking accounts and interest-bearing time deposits, checking accounts, savings accounts, and individual retirement accounts.  Our interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.
Several of our deposit services and products are:

•	A specialized business checking account customized to account activity;

•	A money market deposit account;

•	A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;

•	A savings account that is priced like a money market account that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates; and

•	Insured cash sweep and business sweep.

Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Consumer Online Banking, Mobile App and Mobile Deposit, Mobile Web and Text Banking, Business Online Banking, Business Mobile App and Business Mobile Deposit, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, instantly issued debit cards at account opening, My Rewards for consumer debit cards, card controls, Consumer Credit Cards, Business Credit Cards, Business Employee Purchase Cards, home equity advantage access cards, telebanking, and automated teller services.  Other special services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours and commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the specialized needs of business customers, annuity products, and long term investment portfolios.
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
Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in one specialized industry. We estimate that as of December 31, 2019 approximately 8% of portfolio loans have direct exposure to the oil and gas industry in Alaska. Additionally, approximately 40% of our loan portfolio at December 31, 2019 is attributable to 31 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lesser extent, the Kenai Peninsula.
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
Alaska Economy
Our growth and operations are impacted by the economic conditions of Alaska and the specific markets we serve.  Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the northern hemisphere, and Anchorage has become a worldwide air cargo and transportation link between the United States and international business in Asia and Europe.  The economy of Alaska is dependent upon natural resource industries.  Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, and construction industries, as well as health services.
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term.  Some of these projects include copper, gold and molybdenum production at the Donlin mine and continued exploration in the National Petroleum Reserve Alaska and potential oil exploration in the Arctic National Wildlife Refuge. Because of their size, we believe each of these projects faces tremendous challenges.  We believe various political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if these large natural resource projects are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.

The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value ("POMV") concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the State of Alaska Department of Revenue, approximately 23% of total state revenues of $11.1 billion in the fiscal year ending June 30, 2019 were generated through various taxes and royalties on the oil industry. Investment earnings were 36% of the total, and federal dollars were 30%. In the fiscal year ending June 30, 2018, 20% of total state revenues were generated through taxes and royalties on the oil industry while investment earnings and federal dollars accounted for 46% and 25%, respectively. However, in 2019 investment earnings represented 52% of unrestricted revenues as compared to 1% in 2018 for the fiscal year ending June 30. As of December 31, 2019, Alaska's Constitutional Budget Reserve was $2.2 billion and the Alaska Permanent Fund had a balance of $67 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
Even though we believe that the implementation of the POMV concept is a positive for the state of Alaska's financial well-being, we anticipate that if oil prices remain at their current relatively low levels in the longer term it will be a concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility in the short-term than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short-term price volatility. We continue to be encouraged by announcements from several oil exploration companies announcing new oil fields on the North Slope resulting from increased exploration activity that began in 2018 that could lead to future increases in oil production over time.
After three consecutive years of a mild recession, the Alaska economy began to show a positive change in the fourth quarter of 2018, with improvements continuing throughout 2019. The State Department of Labor reported growth of 1,900 jobs, or 0.6%, in December of 2019 compared to December of 2018. After 37 months of year-over-year declines, Alaska had 15 consecutive months of year-over-year job increases as of December 2019. The Alaska Department of Labor predicts a recovery of another 1,100 jobs, or an approximately 0.3% increase in total employment in 2020. While this is an improvement compared to the job losses that occurred in 2016-2018, the Company anticipates this relatively slow growth rate will have an impact on our ability to grow organically in the next few years.

Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.71% at the end of the third quarter of 2019. The comparable national average rate was 0.84% for the same time period 2019. The national rate continues to improve, while the Alaska rate remains relatively lower. The survey also reported that the percentage of delinquent mortgage loans in Alaska was 3.16% for the third quarter of 2019. The comparable delinquency rate for the entire country was higher at 4.09%.

We believe our exposure to the tourism industry diversifies the Company's customer base. We believe this helps mitigate the effect that the decline in natural resource industries, specifically the oil industry, in Alaska has had on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists have visited Southeast Alaska annually in recent years and in 2019, this increased 7% to 1.2 million.

A material portion of our loans at December 31, 2019, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2019, 31% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 29% and 30% in 2018 and 2017, respectively.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2019, $412.7 million, or 39%, of our loan portfolio was represented by commercial loans in Alaska.
Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,600 per eligible resident in 2019 for an aggregate distribution of approximately $1 billion.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition
We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 44% share of total deposits held in banks and credit unions in the state as of June 30, 2019.  Changes in credit union operating practices have effectively eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted electronically, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives.  However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Superior Customer First Service”. We also compete with full service investment firms for non-bank financial products and services offered by PWA and through retail investment advisory services and annuity investment products that we offer through a third-party vendor.
Currently, there are seven commercial banks operating in Alaska.  At June 30, 2019, the date of the most recently available information, Northrim Bank had approximately a 12% share of the Alaska bank deposits, 17% in the Anchorage area, 14% in Juneau, 14% in Sitka, 11% in Matanuska-Susitna, 6% in Ketchikan, and 5% in Fairbanks.
The following table sets forth market share data for the banks and credit unions having a presence in Alaska as of June 30, 2019, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank(1)	16	$1,305,714	6%	12%
Wells Fargo Bank Alaska(1)	44	6,065,826	30%	51%
First National Bank Alaska(1)	28	2,362,101	11%	20%
Key Bank(1)	14	931,445	4%	8%
First Bank(1)	9	519,903	2%	4%
Mt. McKinley Bank(1)	5	353,493	2%	3%
Denali State Bank(1)	5	263,117	1%	2%
Total bank branches	121	$11,801,599	56%	100%
Credit unions(2)	93	$9,143,492	44%	NA
Total financial institution branches	214	$20,945,091	100%	100%
 (1) FDIC Summary of Deposits as of June 30, 2019.
 (2) SNL Financial Deposit Market Share Summary as of June 30, 2019.

Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations (the “Division”).  The FDIC insures the Bank’s deposits and also examines, supervises, and regulates the Bank. The Company’s affiliated investment advisory and wealth management company, Pacific Portfolio Consulting, LLC, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations.  The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington and is subject to supervision and examination by the Department of Financial Institutions of Washington State.
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
The Dodd-Frank Act has significantly affected the Bank and its business and operations. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by the Bank are now based on the Bank’s total assets.  Other Dodd-Frank Act changes include: (i) tightened capital requirements for the Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; (v) creation of a federal Consumer Financial Protection Bureau (the "CFPB") with broad authority to regulate consumer financial products and services; and (vi) restrictions and prohibitions on the ability of banking entities to engage in proprietary trading and to invest in or have certain relationships with hedge funds and private equity funds.
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

There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from their banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries.  With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their non-bank affiliates, such as the Company. In addition, new capital rules may affect the Company's ability to pay dividends.
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
Under longstanding FRB policy and under the Dodd-Frank Act, a bank holding company is required to act as a source of financial strength for its subsidiary banks.  The Company could be required to commit resources to its subsidiary bank in circumstances where it might not do so, absent such requirement.
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
Following the enactment of certain federal legislation in 2018, the federal banking regulators (including the FDIC and FRB) proposed a rule intended to simplify capital rules for certain community banks and their holding companies, the Community Bank Leverage Ratio ("CBLR"). Qualifying community banking organizations can elect to opt-into the CBLR and be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a community bank leverage ratio of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures and trading assets and liabilities). The CBLR would generally be the ratio of the organization's total bank equity capital to average assets, subject to certain adjustments. The intent of the CBLR is to simplify but not weaken capital requirements for qualifying community banks. Management is still assessing whether or not the Bank will opt into these new capital rules.
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
Management intends to maintain capital ratios for the Bank in 2020 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
The capital ratios for the Company exceed those for the Bank primarily because the trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  The Company redeemed $8 million in trust preferred securities in August 2017. As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2019 and 2018, respectively, which explains most of the difference in the capital ratios for the two entities.
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
The Bank is subject to the Community Reinvestment Act of 1977 (“CRA”).  The CRA requires that the Bank help meet the credit needs of the communities it serves, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution.  The FDIC assigns one of four possible ratings to the Bank’s CRA performance and makes the rating and the examination reports publicly available.  The four possible ratings are outstanding, satisfactory, needs to improve and substantial noncompliance.  A financial institution’s CRA rating can affect an institution’s future business.  For example, a federal banking agency will take CRA performance into consideration when acting on an institution’s application to establish or move a branch, to merge or to acquire assets or assume liabilities of another institution. In its most recent CRA examination, the Bank received a “Satisfactory” rating from the FDIC.
The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among other things, the USA PATRIOT Act requires the Company and the Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA PATRIOT Act as in effect on December 31, 2019.

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
Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment. The decrease in the price of oil which began in 2014 has led to a significant deficit in the budget for the State of Alaska, which has been partially alleviated by legislative action in 2018 that now allows for the use of a portion of State's investment income from the Alaska Permanent Fund to help fund the state budget. However, we believe that this has solved only part of Alaska's structural finance problem. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant writedowns of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2019, approximately 70% of the Bank’s loans are secured by real estate and 3% are unsecured. Approximately 27% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
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
Our earnings are impacted by changing interest rates.  Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. These impacts may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In particular, increases in interest rates will likely reduce RML’s revenues by reducing the market for refinancings, as well as the demand for RML’s other residential loan products. Additionally, increases in interest rates may impact our borrowers' ability to make loan payments, particularly in our commercial loan portfolio.
     Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Since December 2015, the FRB has increased short-term interest rates nine times. However, the FRB reduced interest rates three times in 2019. While we expect the FRB to hold short-term interest rates stable in 2020, market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.  Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.  Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.
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
In that regard, the Dodd-Frank Act was enacted in July 2010.  Among other provisions, the Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has resulted in new capital requirements from federal banking agencies, placed new limits on electronic debt card interchange fees, and requires banking regulators, the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.
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
A failure in or breach of the Company's operational systems, information systems, or infrastructure, or those of the Company's third party vendors and other service providers, may result in financial losses, or loss of customers.
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
Our business is highly reliant on third party vendors.
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
If we do not comply with the agreements governing servicing of loans, if these agreements change materially, or if others allege non-compliance, our business and results of operations may be harmed.
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. If the terms of these servicing agreements change, we may sustain higher costs. Our servicing practices, and the judgments that we make in our servicing of loans, could also be questioned by parties to these agreements. We could also become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements.
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
Certain hedging strategies that we use to manage interest rate risk may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
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
Approximately 70% of the Bank’s loan portfolio at December 31, 2019 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Further, approximately 47% of the Bank’s loan portfolio at December 31, 2019 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial conditions and results of operations.
Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2019, the Bank held $7.0 million of OREO properties, most of which relate to a commercial real estate loan.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO writedowns, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and writedown the carrying value of the properties if the results of our evaluations require it.  Further writedowns on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
Natural disasters and adverse weather could negatively affect real estate property values and Bank operations.
Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, located in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and the Kenai Peninsula. Real estate is also utilized as collateral for many of our loans. A natural disaster could cause property values to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact collateral values, which would increase our exposure to loan defaults. Our business operations could also suffer to the extent the Bank cannot utilize its branch network due to a natural disaster or other weather-related damage.
Epidemics, climate change, severe weather, natural disasters, and other external events could significantly impact our business.
Public health or similar issues, such as epidemics or pandemics, including the current outbreak of novel coronavirus (“2019-nCoV”), for which the World Health Organization declared a global emergency on January 30, 2020, may result in health or other government authorities requiring the closure of our branch offices and the offices or other businesses of our customers and could significantly disrupt our operations and the operations of our customers. The extent of the adverse impact that any expansion of the current 2019-nCoV outbreak could have on the economy and on us cannot be predicted at this time. In addition, severe weather events of increasing strength and frequency due to climate change cannot be predicted and may be exacerbated by global climate change, natural disasters, including volcanic eruptions and earthquakes, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. In addition, there is continuing uncertainty over demand for oil and gas in part due to regulatory changes from climate change related policies. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.
Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Since December 2015, the FRB has increased short-term interest rates nine times. However, the FRB reduced interest rates three times in 2019. While we expect the FRB to hold short-term interest rates stable in 2020, we cannot predict the nature or impact of future changes in monetary and fiscal policies.
Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations.
Further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

Changes in accounting standards may require us to increase our Allowance for Loan Losses and could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This differs from current US GAAP which is based on incurred losses inherent in the loan portfolio and moves to a current estimate of all expected credit losses based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies, which will change the effective date for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. Based on our loan portfolio composition at December 31, 2019, we currently estimate that the impact of this standard would result in an overall decrease in our allowance for loan losses; however, given that this standard will not apply to the Company until late 2022, the ultimate effect of this standard will depend on the size and composition of our loan portfolio, the loan portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. The actual impact on the Company’s consolidated financial position and results of operations upon adoption cannot be determined at this time; in the event that our loan portfolio, the credit quality of the loan portfolio or economic conditions change materially prior to adoption of the standard the implementation of this standard and may result in an increase in the allowance for loan losses as compared to current levels.

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
During 2019, the Company repurchased 347,676 shares of common stock at an average price of $36.15 per share under its previously announced share repurchase program. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of common stock. The Company also paid cash dividends of $1.26 per diluted share in 2019. On February 27, 2020, the Board of Directors approved payment of a $0.34 per share dividend on the Company’s outstanding shares.
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
Uncertainty about the continuing availability of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect our business.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR announced that after December 31, 2021 it would no longer compel banks to submit the rates required to calculate LIBOR.  With this announcement there is uncertainty about the continued availability of LIBOR after 2021.  If LIBOR ceases to be available or the methods of calculating LIBOR change from the current methods, financial products with interest rates tied to LIBOR may be adversely affected.  Even if LIBOR remains available it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.  We have loans, derivative contracts, and other financial instruments, including debentures related to our trust preferred securities, with rates that are either directly or indirectly tied to LIBOR.  If any of the foregoing were to occur, the interest rates on these instruments, as well as the revenue and expenses associated with the same, may be adversely affected.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
None.

ITEM 2.            PROPERTIES
The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 9170 Jewel Lake Road Suite 101, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned

The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Eagle River Office 11901 Business Boulevard, #203, Eagle River, AK	Leased
Fairbanks Office 308 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Fairbanks Northrim Office 360 Merhar Avenue, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 202, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Soldotna Office 44296 Sterling Highway, #1, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.”    At March 6, 2020, the number of shareholders of record of our common stock was 233. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2019
	High	$39.60	$36.71	$41.82	$39.79
	Low	$32.36	$33.22	$34.72	$36.46
2018
	High	$36.05	$40.45	$45.35	$43.00
	Low	$32.80	$34.05	$38.80	$30.70

In 2019, we paid cash dividends of $0.30 per share in the first and second quarters and $0.33 per share in the third and fourth quarters.  In 2018, we paid cash dividends of $0.24 per share in the first and second quarters and $0.27 per share in the third and fourth quarters.  Cash dividends totaled $8.5 million, $7.1 million, and $6.0 million in 2019, 2018, and 2017, respectively.  On February 27, 2020, the Board of Directors approved payment of a $0.34 per share cash dividend on March 20, 2020, to shareholders of record on March 12, 2020.  The Company and the Bank are subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized” and exceed the capital conservation buffer; the Company expects to receive dividends from the Bank in 2020.
Repurchase of Securities
At December 31, 2019, there were no shares available under the stock repurchase program. The Company repurchased 347,676 shares in 2019 and 15,468 shares in 2018. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.

Equity Compensation Plan Information
The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2019. Additional information regarding the Company’s equity plans is presented in Note 23 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	227,734	$21.21	99,665
Total	227,734	$21.21	99,665
[1]Consists of the Company's 2017 Stock Incentive Plan, which replaced the 2014 Stock Incentive Plan (the "2014 Plan")
[2] Includes 94,125 options awarded under the 2014 Plan and other previous stock option plans.

We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2014, and ending December 31, 2019.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2014, and that all dividends were reinvested.

	Period Ending
Index	12/31/14	12/31/15	12/13/16	12/31/17	12/31/18	12/31/19
Northrim BanCorp, Inc.	100.00	104.22	127.61	140.52	140.13	169.02
Russell 3000	100.00	100.48	113.27	137.21	130.02	170.35
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2019	2018	2017	2016	2015	2014	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$64,442	$61,208	$57,678	$56,357	$56,909	$52,293	4%
Provision (benefit) for loan losses	(1,175)	(500)	3,200	2,298	1,754	(636)	NM
Other operating income	37,346	32,167	40,474	43,263	44,608	20,034	13%
Compensation expense, RML acquisition payments	468	—	130	4,775	4,094	—	NM
Other operating expense	76,370	69,800	71,023	71,505	68,551	46,923	10%
Income before provision for income taxes	$26,125	$24,075	$23,799	$21,042	$27,118	$26,040	—%
Provision for income taxes	5,434	4,071	10,321	6,052	8,784	8,173	(8)%
Net Income	20,691	20,004	13,478	14,990	18,334	17,867	3%
Less: Net income attributable to
noncontrolling interest	—	—	327	579	551	459	NM
Net income attributable to Northrim Bancorp, Inc.	$20,691	$20,004	$13,151	$14,411	$17,783	$17,408	4%

Year End Balance Sheet
Assets	$1,643,996	$1,502,988	$1,518,596	$1,525,851	$1,498,691	$1,448,327	3%
Portfolio loans	1,043,371	984,346	954,953	974,074	979,682	923,122	2%
Deposits	1,372,351	1,228,088	1,258,283	1,267,653	1,240,792	1,179,747	3%
Securities sold under repurchase agreements	—	34,278	27,746	27,607	31,420	19,843	(100)%
Borrowings	8,891	7,241	7,362	4,338	2,120	26,304	(20)%
Junior subordinated debentures	10,310	10,310	10,310	18,558	18,558	18,558	(11)%
Shareholders' equity	207,117	205,947	192,802	186,712	177,214	164,441	5%
Common shares outstanding	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189	(1)%

Average Balance Sheet
Assets	$1,555,707	$1,493,385	$1,511,052	$1,506,522	$1,480,913	$1,335,929	3%
Earning assets	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291	3%
Portfolio loans	1,010,098	971,548	981,001	976,613	968,752	893,031	2%
Deposits	1,276,407	1,227,272	1,248,333	1,250,243	1,219,445	1,111,594	3%
Securities sold under repurchase agreements	15,167	29,940	29,690	27,322	24,447	20,909	(6)%
Borrowings	8,071	7,309	5,767	4,215	14,552	4,697	11%
Junior subordinated debentures	10,310	10,310	15,066	18,558	18,558	18,558	(11)%
Shareholders' equity	208,602	201,022	193,129	181,628	169,802	155,591	6%
Basic common shares outstanding	6,708,622	6,877,573	6,889,621	6,883,663	6,859,209	6,761,328	—%
Diluted common shares outstanding	6,808,209	6,981,557	6,977,910	6,974,864	6,948,474	6,852,267	—%

Per Common Share Data
Basic earnings	$3.08	$2.91	$1.91	$2.09	$2.59	$2.57	4%
Diluted earnings	$3.04	$2.86	$1.88	$2.06	$2.56	$2.54	4%
Book value per share	$31.58	$29.92	$28.06	$27.07	$25.77	$23.99	6%
Tangible book value per share(2)	$29.12	$27.57	$25.70	$24.70	$22.31	$20.48	7%
Cash dividends per share	$1.26	$1.02	$0.86	$0.78	$0.74	$0.70	12%

	Years Ended December 31,
	2019	2018	2017	2016	2015	2014	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.33%	1.34%	0.87%	0.96%	1.20%	1.30%	—%
Return on average equity	9.92%	9.95%	6.81%	7.93%	10.47%	11.19%	(2)%
Equity/assets	12.60%	13.70%	12.70%	12.24%	11.82%	11.35%	2%
Tangible common equity/tangible assets(3)	11.73%	12.76%	11.75%	11.29%	10.40%	9.86%	4%
Net interest margin	4.65%	4.55%	4.22%	4.14%	4.27%	4.31%	2%
Net interest margin (tax equivalent)(4)	4.70%	4.60%	4.28%	4.20%	4.32%	4.36%	2%
Non-interest income/total revenue	36.69%	34.45%	41.24%	43.43%	43.94%	27.70%	6%
Efficiency ratio (5)	75.43%	74.68%	72.39%	76.44%	71.31%	64.48%	3%
Dividend payout ratio	40.79%	35.08%	45.44%	37.59%	28.81%	27.40%	8%

Asset Quality
Nonperforming loans, net of government guarantees	$13,951	$14,694	$21,411	$12,936	$2,125	$3,496	32%
Nonperforming assets, net of government guarantees	19,946	22,619	28,729	19,315	5,178	7,231	22%
Nonperforming loans/portfolio loans, net of government guarantees	1.34%	1.49%	2.24%	1.33%	0.22%	0.38%	29%
Net charge-offs (recoveries)/average loans	(0.07)%	0.15%	0.15%	0.08%	0.03%	(0.12)%	NM
Allowance for loan losses/portfolio loans	1.83%	1.98%	2.25%	2.02%	1.85%	1.81%	—%
Nonperforming assets/assets, net of government guarantees	1.21%	1.50%	1.89%	1.27%	0.35%	0.50%	19%

Other Data
Effective tax rate (6)	21%	17%	43%	29%	32%	31%	(7)%
Number of banking offices(7)	16	16	14	14	14	14	3%
Number of employees (FTE) (8)	431	430	429	451	441	426	—%
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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2019 and 2018 and 41.11% in all other years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.

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
7Number of banking offices does not include RML locations. 2018 number of banking offices includes 15 full service branches and 1 loan production office.
8FTE includes 311, 320, 314, 321, 317, and 309 Community Banking employees in 2019, 2018, 2017, 2016, 2015 and 2014, respectively. FTE includes 120, 110, 115, 130, 124, and 117 Home Mortgage Lending employees in 2019, 2018, 2017, 2016, 2015 and 2014, respectively.
Reconciliation of Selected Financial Data to GAAP Financial Measures
These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders'  equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2019	2018	2017	2016	2015	2014
Total shareholders' equity	$207,117	$205,947	$192,802	$186,712	$177,214	$164,441
Total assets	1,643,996	1,502,988	1,518,596	1,525,851	1,498,691	1,448,327
Total shareholders' equity to total assets ratio	12.60%	13.70%	12.70%	12.24%	11.82%	11.35%

(In Thousands)	2019	2018	2017	2016	2015	2014
Total shareholders' equity	$207,117	$205,947	$192,802	$186,712	$177,214	$164,441
Less: goodwill and other intangible assets, net	16,094	16,154	16,224	16,324	23,776	24,035
Tangible common shareholders' equity	$191,023	$189,793	$176,578	$170,388	$153,438	$140,406
Total assets	$1,643,996	$1,502,988	$1,518,596	$1,525,851	$1,498,691	$1,448,327
Less: goodwill and other intangible assets, net	16,094	16,154	16,224	16,324	23,776	24,035
Tangible assets	$1,627,902	$1,486,834	$1,502,372	$1,509,527	$1,474,915	$1,424,292
Tangible common equity to tangible assets ratio	11.73%	12.76%	11.75%	11.29%	10.40%	9.86%
Reconciliation of tangible book value per share to book value per share

(In thousands, except per share data)	2019	2018	2017	2016	2015	2014
Total shareholders' equity	$207,117	$205,947	$192,802	$186,712	$177,214	$164,441
Divided by common shares outstanding	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189
Book value per share	$31.58	$29.92	$28.06	$27.07	$25.77	$23.99

(In thousands, except per share data)	2019	2018	2017	2016	2015	2014
Total shareholders' equity	$207,117	$205,947	$192,802	$186,712	$177,214	$164,441
Less: goodwill and intangible assets, net	16,094	16,154	16,224	16,324	23,776	24,035
	$191,023	$189,793	$176,578	$170,388	$153,438	$140,406
Divided by common shares outstanding	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140	6,854,189
Tangible book value per share	$29.12	$27.57	$25.70	$24.70	$22.31	$20.48

Reconciliation of tax-equivalent net interest margin to net interest margin

(In Thousands)	2019	2018	2017	2016	2015	2014
Net interest income(9)	$64,442	$61,208	$57,678	$56,357	$56,909	$52,293
Divided by average interest-bearing assets	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291
Net interest margin	4.65%	4.55%	4.22%	4.14%	4.27%	4.31%

(In Thousands)	2019	2018	2017	2016	2015	2014
Net interest income(9)	$64,442	$61,208	$57,678	$56,357	$56,909	$52,293
Plus: reduction in tax expense related to
tax-exempt interest income	722	726	872	808	722	583
	$65,164	$61,934	$58,550	$57,165	$57,631	$52,876
Divided by average interest-bearing assets	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102	1,212,291
Tax-equivalent net interest margin	4.70%	4.60%	4.28%	4.20%	4.32%	4.36%

Calculation of efficiency ratio

(In Thousands)	2019	2018	2017	2016	2015	2014
Net interest income(9)	$64,442	$61,208	$57,678	$56,357	$56,909	$52,293
Other operating income	37,346	32,167	40,474	43,263	44,608	20,034
Total revenue	101,788	93,375	98,152	99,620	101,517	72,327
Other operating expense	76,838	69,800	71,153	76,280	72,645	46,923
Less intangible asset amortization	60	70	100	135	258	289
Adjusted other operating expense	$76,778	$69,730	$71,053	$76,145	$72,387	$46,634
Efficiency ratio	75.43%	74.68%	72.39%	76.44%	71.31%	64.48%

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2019, 2018 and 2017 included in Item 8 of this report. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2018.
This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
Net income attributable to the Company increased 3% to $20.7 million or $3.04 per diluted share for the year ended December 31, 2019, from $20.0 million, or $2.86 per diluted share, for the year ended December 31, 2018. Significant items contributing to the increase in 2019 compared to 2018 were:

•	an increase in mortgage banking income due to increased mortgage production;

•	an increase in net interest income resulting from higher average net interest-earning asset balances and higher average rates;

•	an increase in the gain on marketable equity securities from changes in fair value; and

•	a benefit in the provision for loan losses primarily resulting from improvements in credit quality and recoveries.

Highlights for the year ended December 31, 2019 are as follows:

•
Total revenues, which include net interest income plus other operating income, increased 9% to $101.8 million in 2019 from $93.4 million in 2018. This increase mainly reflects increases in net interest income, mortgage banking income, changes in the fair value of marketable equity securities, and higher interest rate swap income. These increases were partially offset by a decrease in commercial servicing revenue.

•
The net interest margin increased to 4.65% in 2019 from 4.55% in 2018 mostly due to an increase in average loans to $1.01 billion in 2019 compared to $971.5 million in 2018, as well as increases in average interest rates.

•
The provision for loan losses decreased in 2019 to a benefit of $1.2 million from a benefit of $500,000 in 2018. Our nonperforming loans, net of government guarantees, decreased to $14.0 million at the end of 2019 compared to $14.7 million at the end of 2018, while total adversely classified loans, net of government guarantees at December 31, 2019 decreased to $22.3 million from $27.2 million at December 31, 2018. The allowance for loan losses (“Allowance”) totaled 1.83% of total portfolio loans at December 31, 2019, compared to 1.98% at December 31, 2018.  The Allowance compared to nonperforming loans, net of government guarantees, was 137% at December 31, 2019 compared to 133% at the end of 2018.

•	Return on average assets was 1.33% in 2019 compared to 1.34% in 2018.

•	The Company continued to maintain strong capital ratios with Tier 1 Capital to Risk Adjusted Assets of 14.38% at December 31, 2019 as compared to 15.47% at December 31, 2018.

•	The aggregate cash dividends paid by the Company in 2019 rose 21% to $8.5 million from $7.1 million paid in 2018.

•	The Company repurchased 347,676 shares of its common stock in 2019 at an average price of $36.15 per share.

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
Valuation of goodwill and other intangibles:  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2019 and 2018 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2019, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2019; increases in the volume of mortgage originations in Alaska; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the continued lower level of oil prices and the muted pace of growth in the Alaska economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for both of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2019 and that no potential impairment existed at that time.
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

Impact of accounting pronouncements to be implemented in future periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022.
Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the ASU 2016-13, which will continue until adoption, including parallel runs for CECL alongside our current allowance process.
We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed substantially all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2020. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:

•
An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•
A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by segment and class of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

•	A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•
Utilization of discounted cash flow ("DCF") methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

As a Smaller Reporting Company, the Company is not required to adopt CECL before January 1, 2023, and we have elected not to early adopt as of January 1, 2020. However, we have the option to early adopt CECL as of either January 1, 2021, or January 1, 2022. Based on our loan portfolio composition at December 31, 2019, and the Company's current economic forecast, had we elected to early adopt CECL as of January 1, 2020, we estimate the impact of adoption to be an overall decrease in our allowance for credit losses ("ACL") for loans between $7.5 million and $9 million. The reduction reflects an expected decrease for all loan segments given their short contractual maturities. The Company does not hold a material amount of residential mortgage loans with long or indeterminate maturities as of December 31, 2019. In most instances the Company believes that the ACL for these types of loans would lead to an increase in the ACL. We will continue to evaluate and refine the results of our loss estimates until adoption of ASU 2016-13.
The ultimate effect of CECL on our ACL will depend on the size and composition of our loan portfolio, the loan portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL. We currently estimate an overall decrease in our ACL, which will result in an increase to our retained earnings and regulatory capital amounts and ratios.

RESULTS OF OPERATIONS
Income Statement
Net Income
Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income, purchased receivables products, sales of employee benefit plans (through August of 2017, when we sold our interest in the assets of NBG), service charges and fees, and bankcard fees.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, data processing, marketing, and professional services expenses. Interest income and cost of funds, or interest expense, are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
We earned net income attributable to the Company of $20.7 million in 2019, compared to net income of $20.0 million in 2018.  During these periods, net income per diluted share was $3.04 and $2.86, respectively.  The increase in net income in 2019 compared to 2018 was primarily due to increases in other operating income, net interest income, and the benefit for loan losses.
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
Net interest income in 2019 was $64.4 million, compared to $61.2 million in 2018.  The increase in 2019 as compared to 2018 was the result of higher net average interest-earning asset balances as well as higher average interest rates. During 2019 and 2018, net interest margins were 4.65% and 4.55%, respectively. The increase in net interest margin in 2019 as compared to 2018 is the result of increases in the spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2019			2018			2017
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$1,010,098	$59,919	5.93%	$971,548	$55,526	5.72%	$981,001	$53,301	5.43%
Loans held for sale	56,344	2,231	3.96%	46,089	2,016	4.37%	44,047	1,740	3.95%
Long-term Investments(3)	273,711	7,011	2.56%	286,426	5,829	2.04%	305,211	4,634	1.52%
Short-term investments(4)	46,404	922	1.99%	42,386	806	1.90%	36,944	433	1.17%
Total interest-earning assets	$1,386,557	$70,083	5.05%	$1,346,449	$64,177	4.77%	$1,367,203	$60,108	4.40%
Noninterest-earning assets	169,150			146,936			143,849
Total	$1,555,707			$1,493,385			$1,511,052
Interest-bearing deposits	$850,202	$4,961	0.58%	$809,808	$2,307	0.28%	$829,918	$1,707	0.21%
Borrowings	33,730	680	2.02%	47,570	662	1.37%	50,523	723	1.43%
Total interest-bearing liabilities	$883,932	$5,641	0.64%	$857,378	$2,969	0.35%	$880,441	$2,430	0.28%
Noninterest-bearing demand deposits	426,205			417,464			418,415
Other liabilities	36,968			17,521			19,067
Equity	208,602			201,022			193,129
Total	$1,555,707			$1,493,385			$1,511,052
Net interest income		$64,442			$61,208			$57,678
Net interest margin			4.65%			4.55%			4.22%
Average portfolio loans to average-earnings assets	72.85%			72.16%			71.75%
Average portfolio loans to average total deposits	79.14%			79.16%			78.58%
Average non-interest deposits to average total deposits	33.39%			34.02%			33.52%
Average interest-earning assets to average interest-bearing liabilities	156.86%			157.04%			155.29%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.3 million, $3.0 million and $3.2 million for 2019, 2018 and 2017, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $16.9 million, $17.5 million, and $18.1 million in 2019, 2018 and 2017, respectively.

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

The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$2,246	$2,147	$4,393	($508)	$2,733	$2,225
Loans held for sale	374	(159)	215	83	193	276
Long-term investments	(245)	1,427	1,182	(264)	1,459	1,195
Short term investments	79	37	116	71	302	373
Total interest income	$2,454	$3,452	$5,906	($618)	$4,687	$4,069
Interest Expense:
Interest-bearing deposits	$120	$2,534	$2,654	($40)	$640	$600
Borrowings	(29)	47	18	(35)	(26)	(61)
Total interest expense	$91	$2,581	$2,672	($75)	$614	$539

Provision for Loan Losses
We recorded a benefit for loan losses in 2019 of $1.2 million, compared to a benefit for loan losses of $500,000 in 2018.  The loan loss provision decreased in 2019 compared to 2018 primarily due to an improvement in credit quality as nonperforming loans and adversely classified loans decreased, the Alaskan economy improved, and the Company recorded net recoveries for the year. See the “Allowance for Loan Losses” section under “Financial Condition” and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2019	$ Change	% Change	2018	$ Change	% Change	2017
Other Operating Income
Mortgage banking income	$24,201	$3,357	16%	$20,844	($2,443)	(10)%	$23,287
Purchased receivable income	3,271	16	—%	3,255	280	9%	2,975
Bankcard fees	2,976	165	6%	2,811	214	8%	2,597
Service charges on deposit accounts	1,557	49	3%	1,508	(106)	(7)%	1,614
Interest rate swap income	964	880	1,048%	84	58	223%	26
Gain (loss) on marketable equity securities	911	1,536	246%	(625)	(625)	(100)%	—
Commercial servicing revenue	624	(798)	(56)%	1,422	1,050	282%	372
Rental income	497	(195)	(28)%	692	160	30%	532
Other loan fees	269	77	40%	192	(2)	(1)%	194
Gain on loans acquired - APB	30	(227)	(88)%	257	68	36%	189
Gain (loss) on sale of securities	23	23	100%	—	(11)	(100)%	11
Gain on sale of Northrim Benefits Group	—	—	—%	—	(4,445)	(100)%	4,445
Employee benefit plan income	—	—	—%	—	(2,506)	(100)%	2,506
Other income	2,023	296	17%	1,727	1	—%	1,726
Total other operating income	$37,346	$5,179	16%	$32,167	($8,307)	(21)%	$40,474

2019 Compared to 2018
The most significant changes in other operating income in 2019 were increases in mortgage banking income and gains on marketable equity securities, as well as higher interest rate swap income. Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 65% of total other operating income in 2019. Mortgage banking income increased in 2019 compared to 2018 mainly due to an increase in mortgage loans originated and sold as this volume increased to $684 million in 2019 from $528 million in 2018. The overall increase in mortgage originations is primarily the result of the decrease in interest rates during the year. The Company recognized $964,000 in interest rate swap income in 2019 on the execution of five interest rate swaps which totaled $40.6 million in notional value compared to the execution of two interest rate swaps with a total notional value of $2.8 million in 2018. These interest rate swaps are related to the Company's commercial lending operations. Lastly, commercial servicing revenue decreased in 2019 because in 2018 the Company recorded for the first time in other operating income the fair value of its commercial loan servicing portfolio of $1.0 million. In 2019, only changes in the fair value of the Company's commercial loan servicing portfolio are reflected in other operating income, which comprised a portion of the decrease in other income in 2019 as compared to 2018.
Other Operating Expense
The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2019	$ Change	% Change	2018	$ Change	% Change	2017
Other Operating Expense
Salaries and other personnel expense	$51,317	$6,667	15%	$44,650	($71)	—%	$44,721
Data processing expense	7,128	1,093	18%	6,035	486	9%	5,549
Occupancy expense	6,607	471	8%	6,136	(616)	(9)%	6,752
Professional and outside services	2,531	78	3%	2,453	88	4%	2,365
Marketing expense	2,373	55	2%	2,318	(248)	(10)%	2,566
Insurance expense	557	(305)	(35)%	862	(299)	(26)%	1,161
Compensation expense - RML acquisition payments	468	468	100%	—	(130)	(100)%	130
Intangible asset amortization	60	(10)	(14)%	70	(30)	(30)%	100
Loss on sale of premise and equipment	—	(2)	(100)%	2	(1)	(33)%	3
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	693	(109)	(14)%	802	382	91%	420
Impairment on OREO	—	—	—%	—	(904)	(100)%	904
Rental income on OREO	(506)	35	6%	(541)	(425)	(366)%	(116)
Gains on sale of OREO	(380)	(377)	NM	(3)	368	99%	(371)
Subtotal	(193)	(451)	(175)%	258	(579)	(69)%	837
Other expenses	5,990	(1,026)	(15)%	7,016	47	1%	6,969
Total other operating expense	$76,838	$7,038	10%	$69,800	($1,353)	(2)%	$71,153

2019 Compared to 2018
Other operating expense increased in 2019 as compared to the prior year primarily due to increases in salaries and other personnel expense, data processing expense, occupancy expense, and compensation expense related to RML acquisition payments. These increases were only partially offset by a decrease in other expenses. The fourth quarter of 2019 marked the end of the five-year period following the acquisition of RML during which the Company was required to make additional payments to the former owners of RML when profitability hit certain targets. Per the terms of the purchase agreement, no further payments are scheduled, and therefore no additional expense for RML acquisition payments will be recorded in the future. The $6.7 million increase in salaries and other personnel expense is the result of the following items. Salaries increased $2.2 million, or approximately 8% in 2019 compared to 2018 due to salary increases as total FTE remained consistent from 2018 to 2019. Profit sharing expense increased $1.5 million, or 112%, in 2019 as compared to 2018. While a portion of this increase is due to improvement in the Company's financial results in 2019, the majority of the increase is due to a redesign of the profit sharing plan that results in a higher payout to employees when the Company's financial results are higher. Commission expense for mortgage originations increased $1.4 million, or 27%, as a result of higher mortgage production in 2019. Lastly, group medical expense increased $1.1 million, or 23%, due to higher claims in the Company's self-insured medical benefit plan in 2019 compared to 2018. Data processing expense increased $1.1 million in 2019 as compared to 2018 due to costs associated with the addition of two new branches in 2019, costs for improved functionality for digital products and services, and the addition of various software applications related to our lending activities. Occupancy expense increased in 2019 as compared to 2018 primarily due to a one-time technical correction that decreased depreciation expense by $670,000 in 2018. The reserve for purchased receivable losses decreased $87,000 and employee recruitment expense decreased $76,000 in 2019 as compared to 2018.
Income Taxes
The provision for income taxes increased $1.4 million or 33%, to $5.4 million in 2019 as compared to 2018.  The increase in 2019 is primarily due to higher pretax income, less tax exempt income, and fewer low income housing tax credits as a percentage of pre-tax income as compared to 2018. Additionally, in 2018 the Company finalized its valuation of net deferred tax assets related to the decrease in the federal tax rate after completing a fixed asset cost segregation study for tax planning purposes which resulted in a $470,000 decrease in tax expense that was not repeated in 2019. The Company's effective tax rates were 21% and 17% in 2019 and 2018, respectively. The changes in the Company's effective tax rates for 2019 and 2018 are primarily due to the items discussed regarding the changes in tax expense for these periods.

FINANCIAL CONDITION
Investment Securities
The composition of our investment securities portfolio, which includes securities available for sale and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 97% of the portfolio as of December 31, 2019 and are available to meet liquidity requirements.
Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, collateralized loan obligations, and municipal securities.  Investment securities at December 31, 2019 increased $5.2 million, or 2%, to $284.1 million from $278.9 million at December 31, 2018.  The increase at December 31, 2019 as compared to December 31, 2018 is primarily due to investment of funds received as deposit balances increased, as well as proceeds from sales, maturities, and security calls being reinvested as of December 31, 2019. The average maturity of the investment portfolio was approximately one and a half years at December 31, 2019.
Investment securities may be pledged as collateral to secure public deposits or borrowings.  At December 31, 2019 and 2018, $30.6 million and $58.4 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities decreased at December 31, 2019 as compared to December 31, 2018 because the Company had decreased balances in securities sold under agreements to repurchase accounts at December 31, 2019.

The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2019:
U.S. Treasury and government sponsored entities	$210,756	$211,852
Municipal Securities	3,288	3,297
Corporate Bonds	34,764	35,066
Collateralized Loan Obligations	25,980	25,923
Total	$274,788	$276,138
2018:
U.S. Treasury and government sponsored entities	$209,908	$208,860
Municipal Securities	9,089	9,084
Corporate Bonds	40,139	39,780
Collateralized Loan Obligations	13,990	13,886
Total	$273,126	$271,610
2017:
U.S. Treasury and government sponsored entities	$250,794	$249,461
Municipal Securities	14,395	14,421
Corporate Bonds	36,654	37,132
Collateralized Loan Obligations	6,000	6,005
Preferred Stock	5,422	5,731
Total	$313,265	$312,750
Marketable Equity Securities:
2019:
Preferred Stock	$7,349	$7,945
Total	$7,349	$7,945
2018:
Preferred Stock	$7,580	$7,265
Total	$7,580	$7,265

The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2019:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$52,668	$159,184	$—	$—	$211,852
Weighted average yield	2.30%	2.07%	—%	—%	2.13%
Municipal securities
Balance	$994	$2,303	$—	$—	$3,297
Weighted average yield	2.15%	3.97%	—%	—%	3.42%
Corporate bonds
Balance	$12,027	$17,975	$5,064	$—	$35,066
Weighted average yield	2.74%	2.95%	2.91%	—%	2.87%
Collateralized loan obligations
Balance	$—	$—	$5,999	$19,924	$25,923
Weighted average yield	—%	—%	3.88%	3.64%	3.70%
Total
Balance	$65,689	$179,462	$11,063	$19,924	$276,138
Weighted average yield	2.38%	2.18%	3.44%	3.64%	2.38%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$7,945	$7,945
Weighted average yield	—%	—%	—%	4.70%	4.70%

The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2019, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
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
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $27.8 million at December 31, 2019.  At December 31, 2019, the Company had two relationships whose total direct and indirect commitments exceeded $27.8 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.
Our lending operations are guided by loan policies, which outline the basic policies and procedures by which lending operations are conducted.  Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations.  The policies are reviewed and approved annually by the board of directors of the Bank.  Our Quality Assurance Department provides a detailed financial analysis of our largest, most complex loans.  In addition, the Quality Assurance Department, along with the Chief Credit Officer of the Bank, have developed processes to analyze and manage various concentrations of credit within the overall loan portfolio.  The Credit Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy as well as a review of credit quality.  The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.
The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$412,690	39.5%	$342,420	34.8%	$313,514	32.8%	$277,802	28.5%	$271,946	27.8%
Real estate construction one-to-four family	38,818	3.7%	37,111	3.8%	31,201	3.3%	26,061	2.7%	44,488	4.5%
Real estate construction other	61,808	5.9%	72,256	7.3%	80,093	8.4%	72,159	7.4%	74,956	7.7%
Real estate term owner occupied	138,891	13.3%	126,414	12.8%	132,042	13.8%	152,112	15.6%	143,667	14.7%
Real estate term non-owner occupied	312,960	30.0%	325,720	33.1%	319,313	33.4%	356,411	36.6%	347,284	35.4%
Real estate term other	42,506	4.1%	42,039	4.3%	40,411	4.2%	45,402	4.7%	46,672	4.8%
Consumer secured by 1st deeds of trust	16,198	1.6%	19,228	2.0%	22,616	2.4%	23,280	2.4%	26,369	2.7%
Consumer other	24,585	2.4%	23,645	2.4%	19,919	2.1%	25,281	2.6%	28,912	3.0%
Subtotal	$1,048,456		$988,833		$959,109		$978,508		$984,294
Less: Unearned origination fee,
net of origination costs	(5,085)	(0.5)%	(4,487)	(0.5)%	(4,156)	(0.4)%	(4,434)	(0.5)%	(4,612)	(0.5)%
Total portfolio loans	$1,043,371		$984,346		$954,953		$974,074		$979,682

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the Small Business Administration or the Bureau of Indian Affairs and to a lesser extent guaranteed by the United States Department of Agriculture, as well as commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $412.7 million at December 31, 2019 from $342.4 million at December 31, 2018 and represented approximately 39% and 35% of our total loans outstanding as of December 31, 2019 and December 31, 2018, respectively. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2019, commercial real estate loans increased slightly to $494.4 million from $494.2 million at December 31, 2018, and represented approximately 47% and 50% of our loan portfolio as of December 31, 2019 and December 31, 2018, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
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
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans decreased in 2019 to $100.6 million, down from $109.4 million in 2018, and represented approximately 10% and 11% of our loan portfolio in December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, approximately $24.0 million or 24%, of the Company's construction loans were for low income housing tax credit projects as compared to $43.1 million or 39% as of December 31, 2018.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $79.2 million, or approximately 8% of loans as of December 31, 2019 have direct exposure to the oil and gas industry as compared to $62.3 million, or approximately 6% of loans as of December 31, 2018. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2019 or 2018, but the $79.2 million outstanding as of December 31, 2019 noted above does include $14.2 million related to the construction of an oil rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $31.1 million and $32.5 million at December 31, 2019 and 2018, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.6 million and $1.4 million as of December 31, 2019 and 2018, respectively.
The following table details loan balances by loan segment asset quality rating ("AQR") and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2019
AQR Pass	$62,345	$—	$—	$4,153	$—	$—	$—	$361	$66,859
AQR Special Mention	450	—	—	1,900	6,916	—	—	—	9,266
AQR Substandard	3,070	—	—	—	—	—	—	—	3,070
Total loans	$65,865	$—	$—	$6,053	$6,916	$—	$—	$361	$79,195
December 31, 2018
AQR Pass	$44,512	$—	$—	$5,216	$—	$—	$—	$399	$50,127
AQR Special Mention	857	—	—	2,242	7,364	—	—	—	10,463
AQR Substandard	$1,723	$—	$—	$—	$—	$—	$—	$—	$1,723
Total loans	$47,092	$—	$—	$7,458	$7,364	$—	$—	$399	$62,313

Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2019:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$133,784	$117,941	$160,965	$412,690
Real estate construction one-to-four family	36,153	2,665	—	38,818
Real estate construction other	40,331	10,300	11,177	61,808
Real estate term owner occupied	7,469	37,064	94,358	138,891
Real estate term non-owner occupied	18,657	88,581	205,722	312,960
Real estate term other	3,993	14,622	23,891	42,506
Consumer secured by 1st deeds of trust	119	1,269	14,810	16,198
Consumer other	819	5,676	18,090	24,585
Total	$241,325	$278,118	$529,013	$1,048,456
Fixed interest rate	$89,162	$118,274	$88,693	$296,129
Floating interest rate	152,163	159,844	440,320	752,327
Total	$241,325	$278,118	$529,013	$1,048,456

     At December 31, 2019, 57% of the portfolio was scheduled to mature or reprice in 2020 with 39% scheduled to mature or reprice between 2021 and 2024.
As of December 31, 2019, approximately 73% of commercial loans are variable rate loans, of which 66% reprice within one year. The majority of these loans reprice to an index based upon the prime rate of interest or the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
At December 31, 2019, the interest rates for approximately 81% of commercial real estate loans are variable, of which 46% reset within one year. Approximately 40% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or FHLB-Boston rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights:   The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. All residential mortgage loans originated and sold in 2019 and 2018 were newly originated loans that did not affect nonperforming loans. The Company also has a mortgage servicing portfolio which is comprised of 1-4 family loans serviced for Freddie Mac Home Loan Corporation ("FHLMC") and AHFC. The Company retains servicing rights on all mortgage loans originated by RML and sold to AHFC. Mortgages originated by RML and sold to AHFC represent approximately 23% and 32% of the mortgages originated by RML in 2019 and 2018, respectively. MSRs are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of MSRs at December 31, 2019 and 2018 were $11.9 million and $10.8 million, respectively. The value of MSRs is impacted by market rates for mortgage loans primarily due to how changes in interest rates affect prepayments of mortgage loans. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential MSR assets may decrease in value. Generally, the fair value of our residential MSRs are expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2019	2018	2017	2016	2015
Nonperforming loans
Nonaccrual loans	$15,356	$15,210	$21,626	$13,893	$3,686
Loans 90 days past due and accruing	—	—	252	456	—
Government guarantees on nonperforming loans	(1,405)	(516)	(467)	(1,413)	(1,561)
Net nonperforming loans	$13,951	$14,694	$21,411	$12,936	$2,125
Other real estate owned	7,043	7,962	8,651	6,574	3,053
Repossessed assets	231	1,242	—	—	—
Other real estate owned guaranteed by government	(1,279)	(1,279)	(1,333)	(195)	—
Net nonperforming assets	$19,946	$22,619	$28,729	$19,315	$5,178

Nonperforming loans, net of government guarantees to portfolio loans	1.34%	1.49%	2.24%	1.33%	0.22%
Nonperforming assets, net of government guarantees to total assets	1.21%	1.50%	1.89%	1.27%	0.35%
Performing restructured loans	$1,448	$3,413	$7,668	$6,131	$11,804
Nonperforming loans plus performing restructured loans, net of government guarantees	$15,399	$18,107	$29,079	$19,067	$13,929
Nonperforming loans plus performing restructured loans to portfolio loans, net of government guarantees	1.48%	1.84%	3.05%	1.96%	1.42%
Nonperforming assets plus performing restructured loans to total assets, net of government guarantees	1.30%	1.73%	2.40%	1.67%	1.13%
Adversely classified loans, net of government guarantees	$22,330	$27,217	$33,845	$35,634	$30,825
Loans 30-89 days past due and accruing, net of government guarantees to portfolio loans	0.15%	0.36%	0.22%	0.22%	0.12%
Allowance for loan losses to portfolio loans	1.83%	1.98%	2.25%	2.02%	1.85%
Allowance for loan losses to nonperforming loans, net of government guarantees	137%	133%	100%	152%	854%

The Company’s nonperforming loans, net of government guarantees decreased in 2019 to $14.0 million as compared to $14.7 million in 2018. This decrease was mostly due to a large nonaccrual loan payoff, as well as principal paydowns and charge-offs on nonaccrual loans in 2019. There was interest income of $301,000 and $159,000 recognized in net income for 2019 and 2018, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had three relationships that represented more than 10% of nonaccrual loans as of December 31, 2019.
 The Company had $1.4 million and $3.4 million in loans classified as troubled debt restructuring loans ("TDRs") that were performing as of December 31, 2019 and 2018, respectively.  Additionally, there were $8.7 million and $11.4 million in TDRs included in nonaccrual loans at December 31, 2019 and 2018 for total TDRs of $10.1 million and $14.8 million at December 31, 2019 and 2018, respectively.  The decrease in TDRs at December 31, 2019 as compared to 2018 was primarily due to payoffs and paydowns on loans classified as TDRs that were only partially offset by additions to TDRs in 2019.  See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TDRs.
At December 31, 2019, management had identified potential problem loans of $9.0 million as compared to potential problem loans of $17.1 million at December 31, 2018.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $8.1 million decrease in potential problem loans at December 31, 2019 from December 31, 2018 was primarily due to the transfer of eight relationships totaling $7.0 million to nonaccrual loans, the payoff of two relationships totaling $3.8 million and $1.7 million of other loan paydowns. These decreases were partially offset by the addition of several relationships totaling $3.5 million in 2019.

The Company acquired other assets consisting of aircraft totaling $1.2 million in the fourth quarter of 2018 through foreclosure proceedings related to one lending relationship. These assets were sold in the third quarter of 2019. The Company acquired a vessel totaling $231,000 in the third quarter of 2019 through foreclosure proceedings related to one lending relationship.
The following summarizes OREO activity for the periods indicated:

(In Thousands)	2019	2018	2017
Balance, beginning of the year	$7,962	$8,651	$6,574
Transfers from loans	—	686	5,912
Investment in other real estate owned	—	144	—
Proceeds from the sale of other real estate owned	(1,299)	(1,522)	(3,302)
Gain on sale of other real estate owned, net	380	3	371
Impairment on other real estate owned	—	—	(904)
Balance, end of year	7,043	7,962	8,651
Government guarantees	(1,279)	(1,279)	(1,333)
Balance, end of year, net of government guarantees	$5,764	$6,683	$7,318

At December 31, 2019 and 2018 the Company held $5.8 million and $6.7 million, respectively, of OREO assets, net of government guarantees.  At December 31, 2019, OREO consists of $1.4 million in residential lots in various stages of development and a $5.6 million commercial building.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
During 2019, the Company had no additions to OREO. During 2019, the Company received approximately $1.3 million in proceeds from the sale of OREO which included $1.1 million from the sale of lots and land and $214,000 from the sale of single-family residences.  The Company recognized $380,000 and $144,000 in gains and $0 and $141,000 in losses on the sale of OREO properties in 2019 and 2018, respectively, for net gains of $380,000 and $3,000 in 2019 and 2018, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $231,000 and $262,000 at December 31, 2019 and 2018, respectively.
The Company did not make any loans to facilitate the sale of OREO in 2019 or 2018.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
The Company recognized impairments of zero in both 2019 and 2018 due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, decrease in expected sales prices, and changes in the Anchorage and the Southeastern Alaska real estate markets.
Allowance for Loan Losses
The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•
A specific allocation for impaired loans.  Management determines the fair value of the majority of these loans based on the underlying collateral values.  This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy.  The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates.  The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance.  The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals.  See Note 26 of the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.
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

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2019 and 2018, the unallocated allowance as a percentage of the total Allowance was 11% and 13%, respectively.

The following table shows the allocation of the Allowance for the years indicated:

	2019		2018		2017		2016		2015
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$6,604	39%	$5,660	35%	$6,172	34%	$5,535	28%	$5,906	28%
Real estate construction one-to-four family	643	4%	675	4%	629	3%	550	3%	854	4%
Real estate construction other	1,017	6%	1,275	7%	1,566	8%	1,465	7%	1,439	8%
Real estate term owner occupied	2,188	13%	2,027	13%	2,194	14%	2,358	16%	1,657	15%
Real estate term non-owner occupied	5,180	30%	5,799	33%	6,043	33%	6,853	37%	5,515	35%
Real estate term other	671	4%	716	4%	725	4%	819	5%	628	4%
Consumer secured by 1st deeds of trust	270	2%	306	2%	315	2%	313	2%	264	3%
Consumer other	436	2%	426	2%	307	2%	408	2%	397	3%
Unallocated	2,079	—%	2,635	—%	3,510	—%	1,396	—%	1,493	—%
Total	$19,088	100%	$19,519	100%	$21,461	100%	$19,697	100%	$18,153	100%
1Represents percentage of this category of loans to total portfolio loans.

The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$19,519	$21,461	$19,697	$18,153	$16,723
Charge-offs:
Commercial	(195)	(1,716)	(1,611)	(903)	(616)
Real estate construction one-to-four family	—	—	—	(535)	—
Real estate term other	—	(28)	(5)	—	(81)
Consumer secured by 1st deeds of trust	(4)	(143)	(85)	(36)	(28)
Consumer other	(18)	(39)	(43)	(8)	(101)
Total charge-offs	(217)	(1,926)	(1,744)	(1,482)	(826)
Recoveries:
Commercial	908	442	293	699	379
Real estate term other	28	3	2	—	107
Consumer secured by 1st deeds of trust	—	12	2	—	3
Consumer other	25	27	11	29	13
Total recoveries	961	484	308	728	502
Net, recoveries (charge-offs)	744	(1,442)	(1,436)	(754)	(324)
Provision (benefit) for loan losses	(1,175)	(500)	3,200	2,298	1,754
Balance at end of year	$19,088	$19,519	$21,461	$19,697	$18,153
Ratio of net (recoveries) charge-offs to average loans
outstanding during the period	(0.07)%	0.15%	0.15%	0.08%	0.03%

In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Loans acquired from Alaska Pacific have been classified as impaired loans and evaluated for specific impairment using the same methodology as all other loans since April 1, 2014. A general allowance for loans acquired from Alaska Pacific was established if there was deterioration in credit quality of the acquired loans subsequent to acquisition from April 1, 2014 through December 31, 2017. As of December 31, 2019 and 2018, loans acquired from Alaska Pacific are included in the Company's general allowance using the same methodology as all other loans as described above due to the amount of time that has passed since the loans were purchased. There was no specific impairment on acquired loans at December 31, 2019 or 2018. The purchase discount related to acquired credit impaired loans was $345,000 and $375,000 as of December 31, 2019 and 2018, respectively.
The provision for loan losses in 2019 as compared to 2018 decreased $675,000 to a benefit of $1.2 million compared to a benefit of $500,000 in 2018. This decrease is primarily due to net recoveries on loans and a decrease in qualitative factors mostly due to strengthening in the Alaska economy in 2019. The Company determined that an Allowance of $19.1 million, or 1.83% of portfolio loans, is appropriate as of December 31, 2019 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2018 as compared to 2017 decreased $3.7 million to a benefit of $500,000 compared to a provision of $3.2 million in 2017. This decrease is primarily due to a decrease in nonperforming loans and the portion of the Allowance specific to impaired loans. The provision for loan losses in 2017 as compared to 2016 increased $902,000 to $3.2 million compared to $2.3 million in 2016. This increase was primarily due to an increase in nonperforming loans and the portion of the Allowance specific to impaired loans. The provision for loan losses in 2016 as compared to 2015 increased $544,000 to $2.3 million compared to $1.8 million in 2015. This increase was primarily due to an increase in nonperforming loans in 2016 compared to the prior year as well as an increase in qualitative factors mostly due to softening in the Alaska economy in 2016.
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
Purchased receivable balances increased at December 31, 2019 to $24.4 million from $14.4 million at December 31, 2018, and year-to-date average purchased receivable balances were $18.8 million and $17.4 million in 2019 and 2018, respectively. Purchased receivable income was $3.3 million in both 2019 and 2018. Purchased receivable income in 2019 remained consistent with 2018 despite an increase in average balances due to a decrease in average yield which varies depending on the makeup of the purchased receivable portfolio.
The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2019	2018	2017
Balance at beginning of year	$190	$200	$171
Charge-offs	—	—	—
Recoveries	—	—	—
Net recoveries (charge-offs)	—	—	—
Reserve for (recovery from) purchased receivables	(96)	(10)	29
Balance at end of year	$94	$190	$200
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
Deposits are our primary source of funds.  Total deposits increased 12% to $1.372 billion at December 31, 2019 from $1.228 billion at December 31, 2018. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2019		2018		2017
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$272,895	0.17%	$243,000	0.07%	$220,449	0.03%
Money market accounts	209,245	0.55%	225,014	0.31%	238,830	0.17%
Savings accounts	233,057	0.46%	241,807	0.31%	249,641	0.21%
Certificates of deposit	135,005	1.67%	99,987	0.70%	120,998	0.57%
Total interest-bearing accounts	850,202	0.58%	809,808	0.28%	829,918	0.21%
Noninterest-bearing demand accounts	426,205		417,464		418,415
Total average deposits	$1,276,407		$1,227,272		$1,248,333

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2019, we had $164.5 million in certificates of deposit, of which $90.5 million, or 55%, are scheduled to mature in 2020. The Company’s certificates of deposit increased to $164.5 million during 2019 as compared to $113.3 million at December 31, 2018.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2019 and 2018, was $118.9 million and $70.7 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2019:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$14,779	12%
Over 3 through 6 months	4,631	4%
Over 6 through 12 months	41,545	35%
Over 12 months	57,940	49%
Total	$118,895	100%

The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $1.2 million CDARS certificates of deposits at December 31, 2019 and no CDARS certificates of deposits at December 31, 2018.

Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2019, our maximum borrowing line from the FHLB was $734.0 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $8.9 million as of December 31, 2019 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $1.9 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.1 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The last advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $79.5 million of loans as collateral to secure advances made through the discount window as of December 31, 2019.  There were no discount window advances outstanding at December 31, 2019 or 2018.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were zero and $34.3 million, as of December 31, 2019 and 2018, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2019 and 2018 was $15.2 million and $29.9 million, respectively, and the maximum outstanding at any month-end was $36.6 million and $36.5 million, respectively, during the same time periods.  The securities sold under agreements to repurchase are held by the FHLB under the Company’s control.
The Company is subject to provisions under Alaska state law which generally limit the amount of outstanding debt to 15% of total assets or $244.7 million and $222.6 million at December 31, 2019 and 2018, respectively.
Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2019 or 2018.
Contractual Obligations
The following table references contractual obligations of the Company for the periods indicated. This table does not include interest payments:

	Payments Due by Period
	Within 1 Year			Over 5 Years
(In Thousands)		1-3 Years	3-5 Years		Total
December 31, 2019:
Certificates of deposit	$90,554	$70,734	$1,390	$1,794	$164,472
Short-term borrowings	—	—	—	—	—
Long-term borrowings	187	444	471	7,789	8,891
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,665	4,718	3,592	6,453	17,428
Other long-term liabilities(1)	2,937	9,484	1,341	4,001	17,763
Capital commitments	1,389	—	—	—	1,389
Total	$97,732	$85,380	$6,794	$30,347	$220,253
December 31, 2018:
Certificates of deposit	$57,451	$52,529	$1,494	$1,799	$113,273
Short-term borrowings	34,278	—	—	—	34,278
Long-term borrowings	167	351	373	6,350	7,241
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,668	4,908	3,750	8,121	19,447
Other long-term liabilities	1,010	1,703	1,453	3,196	7,362
Capital commitments	57	—	—	—	57
Total	$95,631	$59,491	$7,070	$29,776	$191,968

(1) Includes principal payments related to employee benefit plans. If a benefit payment schedule is established, payments are recorded in the corresponding dates listed in the table above. Unscheduled payments for all remaining benefits are recorded "Over 5 Years". Additional information about employee benefit plans is provided in Note 19 of the Notes to the Consolidated Financial Statements in Item 8 below.

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under Northrim Statutory Trust 2 ("NST2") at 3.72% through its maturity date. Operating lease obligations are more fully described in Note 12 of the Company’s Consolidated Financial Statements included in Item 8 of this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. Additional information about these partnerships is included at Note 8.  The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado was 95% funded at the end of 2019 and is expected to be fully funded in 2029. The Company purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV was 97% funded at the end of 2019 and is expected to be fully funded in 2030. The Company purchased a $6.8 million interest in R4 Frontier Housing Partners L.P., PJ33 L.P. ("R4-PJ33") in June 2016. The investment in R4-PJ33 was 94% funded at the end of 2019 and is expected to be fully funded in 2032. The Company purchased a $7.3 million interest in R4 Frontier Housing Partners L.P., Parkscape L.P. ("R4-Coronado II") in June 2019. The investment in R4-Coronado II was 5% funded at the end of 2019 and is expected to be fully funded in 2035. The Company also purchased a $4.0 million interest in R4 Frontier Housing Partners L.P., Duke Apartments L.P. ("R4-Duke") in November 2019. The investment in R4-Duke was 9% funded at the end of 2019 and is expected to be fully funded in 2035.
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
As of December 31, 2019, we had commitments to extend credit of $301.9 million, which were not reflected on our balance sheet, compared to $260.6 million as of December 31, 2018.  Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2019, we had commitments to originate loans held for sale of $48.8 million, which were not reflected in the balance sheet compared to $45.0 million as of December 31, 2018. Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to this repurchase. Management currently believes that any liabilities that may result from such recourse provisions are not significant.

As of December 31, 2019, we had standby letters of credit of $2.0 million, which were not reflected on our balance sheet compared to $3.2 million as of December 31, 2018.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

Our total unfunded lending commitments at December 31, 2019, which includes commitments to extend credit, commitments to originate loans held for sale and standby letters of credit, were $352.7 million, compared to $308.8 million as of December 31, 2018.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $152,000 and $130,000 at December 31, 2019 and 2018, respectively, for estimated losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

Additional information regarding Off-Balance Sheet Arrangements is included in Notes 20 and 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Liquidity and Capital Resources
Our shareholders’ equity at December 31, 2019, was $207.1 million, as compared to $205.9 million at December 31, 2018.  The Company earned net income of $20.7 million, issued 23,269 shares of common stock through the exercise of stock options, and repurchased 347,676 shares during 2019.  At December 31, 2019, the Company had approximately 6.6 million shares of its common stock outstanding.
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, including the conservation buffer that is now in full effect, the Company expects to continue to receive dividends from the Bank during 2020.
The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2019, were $352.7 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2019, were $1.4 billion.
As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $821,000 in 2019 and net cash provided by operating activities was $25.2 million in 2018.  The primary source of cash provided by operating activities for all periods presented was positive net income; however, in 2019 the origination of loans held for sale exceeded proceeds from the sale of loans held for sale which is the primary reason that operating cash flow is negative in 2019.  Net cash used by investing activities was $71.9 million in 2019 and primarily due to the fact that purchases of investment securities and net investment in loans and purchased receivables exceeded proceeds from sales and maturities of securities available for sale. Net cash provided by investing activities was $5.6 million in 2018 as the Company's proceeds from sales and maturities of securities available for sale were greater than funds used to purchase additional investment securities in those years. Financing activities provided cash of $90.6 million in 2019 and used cash of $31.1 million in 2018. Financing activities provided cash in 2019 due to an increase in deposits that was only partially offset by a decrease in securities sold under repurchase agreements, repurchase of 347,676 shares of the Company's common stock for $12.6 million, and the payment of cash dividends to shareholders. Financing activities used net cash in 2018 primarily as a result of a decrease in deposit balances and payment of cash dividends to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2019, our current assets were $431.3 million and our funds available for borrowing under our existing lines of credit were $800.7 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
During 2019, the Company's Board of Directors approved a quarterly cash dividend of $0.30 per common share for the first and second quarters and $0.33 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that dividend payments will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends on common shares will be declared or increased.
On February 27, 2020, the Board of Directors approved payment of a $0.34 per share dividend on March 20, 2020, to shareholders of record on March 12, 2020.  This dividend is $0.01, or 3%, higher than the Company’s dividend of $0.33 that was paid in the fourth quarter of 2019.
In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our common stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65 per share, which left a balance of 227,242 shares available under the stock repurchase program. The Company did not repurchase any of its shares in 2010 through 2016.  In 2017, we purchased an aggregate of 58,341 shares at an average price of $27.56 per share. In 2018, we purchased an aggregate of 15,468 shares at an average price of $31.90 per share. In April 2019, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market where 340,000 shares were available for repurchase. In 2019 we purchased an aggregate of 347,676 shares at an average price of $36.15 per share. At December, 31, 2019, there were zero shares available under the stock repurchase program. However, on January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of common stock. We intend to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase. The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2019	$3.04	$2.59
2018	$2.86	$2.56
2017	$1.88	$1.69
2016	$2.06	$1.87
2015	$2.56	$2.31

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
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $398,000 in 2019.  At December 31, 2019, the securities had an interest rate of 3.26%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $389,000 in 2019 and 2018.
We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2019, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
The table below illustrates the capital requirements in effect in 2019 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2020, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering that the Company completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2019 and 2018, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2019
Total risk-based capital	8.00%	10.00%	15.63%	13.24%
Tier 1 risk-based capital	6.00%	8.00%	14.38%	11.98%
Common equity tier 1 capital	4.50%	6.50%	13.69%	11.98%
Leverage ratio	4.00%	5.00%	12.41%	10.36%

See Note 24 of the Consolidated Financial Statements for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Effects of Inflation and Changing Prices:  The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities.  In addition, inflation has an impact on our customers’ ability to repay their loans. See additional discussion below in Item 7A regarding how various market risks affect the Company.

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

The Company's price and interest rate risks are managed by the Asset and Liability Committee, a management committee that identifies and manages the sensitivity of earnings and capital to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, the Asset and Liability Committee establishes overall balance sheet management policies as well as tolerance ranges for interest rate sensitivity and manages within these ranges.

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
The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2019. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2019
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$74,906	$—	$—	$74,906
Portfolio investments and FHLB Stock	197,807	88,414	—	286,221
Portfolio loans	586,115	407,180	39,805	1,033,100
Loans held for sale	67,834	—	—	67,834
Total interest-earning assets	$926,662	$495,594	$39,805	$1,462,061
Percent of total interest-earning assets	63.4%	33.9%	2.7%	100.0%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$320,264	$—	$—	$320,264
Money market accounts	205,801	—	—	205,801
Savings accounts	229,918	—	—	229,918
Certificates of deposit	94,226	68,927	1,319	164,472
Securities sold under repurchase agreements	—	—	—	—
Borrowings	448	1,933	6,510	8,891
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$850,657	$70,860	$18,139	$939,656
Percent of total interest-bearing liabilities	90.5%	7.5%	1.9%	99.9%
Interest sensitivity gap	$76,005	$424,734	$21,666	$522,405
Cumulative interest sensitivity gap	$76,005	$500,739	$522,405
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	5.2%	34.2%	35.7%

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
The following table shows the estimated impact on net interest income under for the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$10,233	15.87%	$21,346	33.38%
Up 300 basis points	$7,909	12.27%	$16,374	25.60%
Up 200 basis points	$5,242	8.13%	$10,923	17.08%
Up 100 basis points	$2,502	3.88%	$5,405	8.45%
Up 50 basis points	$2,211	3.43%	$3,771	5.90%
Down 50 basis points	($2,628)	(4.08)%	($4,452)	(6.96)%
Down 100 basis points	($4,771)	(7.40)%	($7,870)	(12.31)%

The following table shows the estimated impact on net income under the stated interest rate scenarios:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$1,708	11.17%	$10,896	73.34%
Up 300 basis points	$3,162	20.70%	$10,161	68.39%
Up 200 basis points	$2,308	15.10%	$7,005	47.15%
Up 100 basis points	$1,393	9.12%	$3,794	25.54%
Up 50 basis points	$1,423	9.31%	$2,713	18.26%
Down 50 basis points	($1,768)	(11.57)%	($3,275)	(22.05)%
Down 100 basis points	($3,269)	(21.40)%	($5,832)	(39.25)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 6, 2020

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$20,518	$26,771
Interest bearing deposits in other banks	74,906	50,767
Investment securities available for sale	276,138	271,610
Marketable equity securities	7,945	7,265
Total portfolio investments	284,083	278,875
Investment in Federal Home Loan Bank stock	2,138	2,101
Loans held for sale	67,834	34,710
Loans	1,043,371	984,346
Allowance for loan losses	(19,088)	(19,519)
Net loans	1,024,283	964,827
Purchased receivables, net	24,373	14,406
Mortgage servicing rights, at fair value	11,920	10,821
Other real estate owned, net	7,043	7,962
Premises and equipment, net	38,422	39,090
Operating lease right-of-use asset	14,306	—
Goodwill	15,017	15,017
Other intangible assets, net	1,077	1,137
Other assets	58,076	56,504
Total assets	$1,643,996	$1,502,988
LIABILITIES
Deposits:
Demand	$451,896	$420,988
Interest-bearing demand	320,264	248,056
Savings	229,918	239,054
Money market	205,801	206,717
Certificates of deposit less than $250,000	90,702	75,318
Certificates of deposit $250,000 and greater	73,770	37,955
Total deposits	1,372,351	1,228,088
Securities sold under repurchase agreements	—	34,278
Borrowings	8,891	7,241
Junior subordinated debentures	10,310	10,310
Operating lease liability	14,229	—
Other liabilities	31,098	17,124
Total liabilities	1,436,879	1,297,041
COMMITMENTS AND CONTINGENTCIES (NOTE 20)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,558,809 and 6,883,216 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6,559	6,883
Additional paid-in capital	50,512	62,132
Retained earnings	149,615	137,452
Accumulated other comprehensive income (loss), net of tax	431	(520)
Total shareholders' equity	207,117	205,947
Total liabilities and shareholders' equity	$1,643,996	$1,502,988
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2019, 2018, and 2017

(In Thousands, Except Share and Per Share Data)	2019	2018	2017
Interest Income
Interest and fees on loans and loans held for sale	$62,150	$57,542	$55,041
Interest on investment securities available for sale	6,572	5,481	4,230
Dividends on marketable equity securities	439	348	345
Interest on investment securities held to maturity	—	—	59
Interest on deposits in other banks	922	806	433
Total Interest Income	70,083	64,177	60,108
Interest Expense
Interest expense on deposits	4,961	2,307	1,707
Interest expense on securities sold under agreements to repurchase	40	50	34
Interest expense on borrowings	251	223	173
Interest expense on junior subordinated debentures	389	389	516
Total Interest Expense	5,641	2,969	2,430
Net Interest Income	64,442	61,208	57,678
(Benefit) provision for loan losses	(1,175)	(500)	3,200
Net Interest Income After (Benefit) Provision for Loan Losses	65,617	61,708	54,478
Other Operating Income
Mortgage banking income	24,201	20,844	23,287
Purchased receivable income	3,271	3,255	2,975
Bankcard fees	2,976	2,811	2,597
Service charges on deposit accounts	1,557	1,508	1,614
Gain (loss) on marketable equity securities	911	(625)	—
Interest rate swap income	964	84	26
Commercial servicing revenue	624	1,422	372
Gain on sale of securities	23	—	11
Gain on sale of Northrim Benefits Group	—	—	4,445
Employee benefit plan income	—	—	2,506
Other income	2,819	2,868	2,641
Total Other Operating Income	37,346	32,167	40,474
Other Operating Expense
Salaries and other personnel expense	51,317	44,650	44,721
Data processing expense	7,128	6,035	5,549
Occupancy expense	6,607	6,136	6,752
Professional and outside services	2,531	2,453	2,365
Marketing expense	2,373	2,318	2,566
Insurance expense	557	862	1,161
Compensation expense - RML acquisition payments	468	—	130
Intangible asset amortization expense	60	70	100
Impairment of equity method investment	—	804	686
OREO (income) expense, net of rental income and gains on sale	(193)	258	837
Other operating expense	5,990	6,214	6,286
Total Other Operating Expense	76,838	69,800	71,153
Income Before Provision for Income Taxes	26,125	24,075	23,799
Provision for income taxes	5,434	4,071	10,321
Net Income	20,691	20,004	13,478
Less: Net income attributable to the noncontrolling interest	—	—	327
Net Income Attributable to Northrim BanCorp, Inc.	$20,691	$20,004	$13,151
Earnings Per Share, Basic	$3.08	$2.91	$1.91
Earnings Per Share, Diluted	$3.04	$2.86	$1.88
Weighted Average Shares Outstanding, Basic	6,708,622	6,877,573	6,889,621
Weighted Average Shares Outstanding, Diluted	6,808,209	6,981,557	6,977,910
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018, and 2017
2010

(In Thousands)	2019	2018	2017
Net income	$20,691	$20,004	$13,478
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$2,866	($692)	$175
Reclassification of net gains included in net income (net of tax expense of $7, $0, and $5 in 2019, 2018, and 2017,
respectively)	(16)	—	(6)
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(1,142)	423	184
Income tax (expense) benefit related to unrealized gains and losses	(757)	210	(141)
Other comprehensive income (loss), net of tax	951	(59)	212
Comprehensive income	21,642	19,945	13,690
Less: comprehensive income attributable to the noncontrolling interest	—	—	327
Comprehensive income attributable to Northrim BanCorp, Inc.	$21,642	$19,945	$13,363

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2019, 2018, and 2017

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2017	6,898	$6,898	$62,952	$117,141	($397)	$118	$186,712
Cash dividend declared	—	—	—	(5,970)	—	—	(5,970)
Stock-based compensation expense	—	—	665	—	—	—	665
Exercise of stock options and vesting of restricted stock units, net	32	32	(275)	—	—	—	(243)
Repurchase of common stock	(58)	(58)	(1,549)	—	—	—	(1,607)
Distributions to noncontrolling interest	—	—	—	—	—	(445)	(445)
Other comprehensive income, net of tax	—	—	—	—	212	—	212
Reclassification for remeasuring of deferred tax asset related to investment securities	—	—	—	85	(85)	—	—
Net income attributable to the noncontrolling interest	—	—	—	—	—	327	327
Net income attributable to Northrim BanCorp, Inc.	—	—	—	13,151	—	—	13,151
Balance at December 31, 2017	6,872	$6,872	$61,793	$124,407	($270)	$—	$192,802
Cash dividend declared	—	—	—	(7,088)	—	—	(7,088)
Stock-based compensation expense	—	—	816	—	—	—	816
Exercise of stock options and vesting of restricted stock units, net	27	27	1	—	—	—	28
Repurchase of common stock	(16)	(16)	(478)	—	—	—	(494)
Other comprehensive loss, net of tax	—	—	—	—	(59)	—	(59)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—	—
Net income attributable to Northrim BanCorp, Inc.	—	—	—	20,004	—	—	20,004
Balance at December 31, 2018	6,883	$6,883	$62,132	$137,452	($520)	$—	$205,947
Cash dividend declared	—	—	—	(8,528)	—	—	(8,528)
Stock-based compensation expense	—	—	832	—	—	—	832
Exercise of stock options and vesting of restricted stock units, net	24	24	(231)	—	—	—	(207)
Repurchase of common stock	(348)	(348)	(12,221)	—	—	—	(12,569)
Other comprehensive income, net of tax	—	—	—	—	951	—	951
Net income attributable to Northrim BanCorp, Inc.	—	—	—	20,691	—	—	20,691
Balance at December 31, 2019	6,559	$6,559	$50,512	$149,615	$431	$—	$207,117

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018, and 2017

(In Thousands)	2019	2018	2017
Operating Activities:
Net income	$20,691	$20,004	$13,478
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(23)	—	(11)
Loss on sale of premises and equipment	—	2	3
Gain on sale of Northrim Benefits Group	—	—	(4,445)
Depreciation and amortization of premises and equipment and intangible assets	3,046	2,353	2,967
Amortization of software	1,019	911	675
Amortization of investment security premium, net of discount accretion	(15)	199	332
Change in fair value of marketable equity securities	(911)	625	—
Deferred tax expense (benefit)	711	3,014	4,004
Stock-based compensation	832	816	665
Deferral of loan fees and costs, net	598	331	(278)
(Benefit) provision for loan losses	(1,175)	(500)	3,200
(Benefit) reserve for purchased receivables	(96)	(10)	29
Originations of home mortgage servicing rights carried at fair value	(3,707)	(3,641)	(3,146)
Change in fair value of home mortgage servicing rights carried at fair value	2,608	125	(2)
Change in fair value of commercial servicing rights carried at fair value	(6)	(972)	—
Gain on sale of loans	(19,813)	(14,822)	(18,013)
Proceeds from the sale of loans held for sale	670,986	551,607	571,909
Origination of loans held for sale	(684,297)	(527,516)	(554,078)
Gain on sale of other real estate owned	(380)	(3)	(371)
Impairment on other real estate owned	—	—	904
Impairment on equity method investment	—	804	686
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	305	(432)	(651)
Decrease (increase) in other assets	6,395	(2,512)	841
Increase (decrease) in other liabilities	2,411	(5,233)	586
Net Cash (Used) Provided by Operating Activities	(821)	25,150	19,284
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(132,104)	(88,139)	(84,339)
Purchases of marketable equity securities	—	(2,992)	—
Purchases of FHLB stock	(880)	—	(3,665)
Proceeds from sales/calls/maturities of securities available for sale	130,482	122,644	102,660
Proceeds from calls/maturities of marketable equity securities	229	783	—
Proceeds from calls/maturities of securities held to maturity	—	—	890
Proceeds from redemption of FHLB stock	843	14	3,515
(Increase) decrease in purchased receivables, net	(9,871)	7,835	(1,769)
(Increase) decrease in loans, net	(58,879)	(31,852)	12,278
Proceeds from sale of other real estate owned	1,299	1,522	3,302
Proceeds from the sale of Northrim Benefits Group	—	—	4,625
Investment in other real estate owned	—	(144)	—
Purchases of software	(721)	(517)	(5,680)
Proceeds from sales of premises and equipment	—	3	116
Purchases of premises and equipment	(2,318)	(3,511)	(1,555)
Net Cash (Used) Provided by Investing Activities	(71,920)	5,646	30,378
Financing Activities:
Increase (decrease) in deposits	144,263	(30,195)	(9,370)
(Decrease) increase in securities sold under repurchase agreements	(34,278)	6,532	139
Proceeds from borrowings	1,817	—	3,097
Repayments of borrowings	(167)	(121)	(73)
Distributions to noncontrolling interest	—	—	(445)
Repayment of junior subordinated debentures	—	—	(8,248)
Proceeds from the issuance of common stock	73	243	100
Repurchase of common stock	(12,569)	(494)	(1,607)
Cash dividends paid	(8,512)	(7,064)	(5,965)
Net Cash Provided (Used) by Financing Activities	90,627	(31,099)	(22,372)
Net Change in Cash and Cash Equivalents	17,886	(303)	27,290

Cash and Cash Equivalents at Beginning of Year	77,538	77,841	50,551
Cash and Cash Equivalents at End of Year	$95,424	$77,538	$77,841

Supplemental Information:
Income taxes paid	$1,658	$1,766	$7,764
Interest paid	$5,640	$2,971	$2,470
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$11,267	$—	$—
Transfer of loans to other real estate owned	$—	$686	$5,912
Non-cash lease liability arising from obtaining right of use assets	$1,234	$—	$—
Cash dividends declared but not paid	$89	$72	$53

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank ("the Bank"). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC (“RML”). Additionally, the Bank through its wholly-owned subsidiary, Northrim Funding Services ("NFS"), operates a factoring division in Bellevue, Washington.  Related companies include Pacific Wealth Advisors, LLC (“PWA”) and Homestate Mortgage Company, LLC ("Homestate"). The Company has an equity investment in PWA through its wholly owned subsidiary, Northrim Investment Services Company ("NISC"), and the Company has an equity investment in Homestate through RML. The Company also owned a 50.1% ownership interest in Northrim Benefits Group, LLC ("NBG") from 2005 until the Company sold all of its interest in the assets of NBG in August of 2017.
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
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, NBG (through August 2017), and Northrim Investment Services Company (“NISC”).  Significant intercompany balances have been eliminated in consolidation.   As of December 31, 2019, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 ("Trust 2") that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
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
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.
Marketable Securities: Marketable securities are equity investments excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Marketable securities are stated at fair value. Changes in fair value are included in "Gain (loss) on marketable equity securities" in our Consolidated Statements of Income.

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
For the purpose of estimating the Allowance, as of December 31, 2018, the Company evaluated the credit quality of purchased non-credit-impaired loans separately from loans that were originated by the Company and applied different qualitative factors to these loans. For the purpose of estimating the Allowance as of December 31, 2019, the Company evaluated the credit quality of purchased non-credit-impaired loans together with loans that were originated by the Company. Purchased non-credit-impaired loans that have been identified as impaired subsequent to the merger are included in the Company's normal process for reporting impaired loans and calculation of a specific valuation allowance.
Allowance for Loan Losses:  The Allowance for Loan Losses is management’s best estimate of probable losses inherent in its loan portfolio as of the balance sheet date.  The Allowance methodology is based on historical loss experience by loan segment and class with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the Allowance for probable loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, including levels of and trends related to past due and nonaccrual loans, net charge-offs or recoveries, and other factors. The Company has identified the following segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer loans secured by 1st deeds of trust, and other consumer loans.  Then the Company further disaggregates each segment into the following classes, which are also known as asset quality ratings: pass (grades 1-6), special mention (grade 7), substandard (grade 8), doubtful (grade 9), and loss (grade 10).
The level of the Allowance reflects management’s continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, specific credit risks, industry concentrations, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.  While management utilizes its best judgment and information available, the ultimate adequacy of the Allowance is dependent upon a variety of factors beyond the Company’s control including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classification.
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
The unallocated general valuation portion of the Allowance is based on several factors, including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance and it is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component or in the specific impairment component of the Allowance and acknowledges the inherent imprecision of all loss prediction models.  Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.  In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators.  Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values.  Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.
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
Other Real Estate Owned: Other real estate owned ("OREO") represents properties acquired through foreclosure or its equivalent.  Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the Allowance.  Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales.   After foreclosure, any subsequent reduction in the carrying value is charged against earnings.  Operating expenses associated with OREO are charged to earnings in the period they are incurred. Operating expenses associated with OREO are recorded net of rental income and gain on sales associated with OREO.
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
Low Income Housing Tax Credit Partnerships: The Company earns a return on its investments in these partnerships in the form of tax credits and deductions that flow through to it as a limited partner.  The Company amortizes these investments in tax expense over the period during which tax benefits are received.
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

Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet. These assets and liabilities are measured at fair value, and changes in fair value are recorded in earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions. For further detail, see Note 21.
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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred.  The Company reported total expenses in these areas of $2.4 million, $2.3 million, and $2.6 million for each of the periods ending December 31, 2019, 2018, and 2017, respectively.
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
Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Other operating expense" in the Consolidated Statements of Income.
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period.  Stock options and restricted stock units, as described in Note 23, are considered to be common stock equivalents.  Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive.  There were no anti-dilutive shares outstanding related to options to acquire common stock in 2019 or 2017. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2018 totaled 44,721.

Information used to calculate earnings per share was as follows:

(In Thousands)	2019	2018	2017
Net income attributable to Northrim BanCorp, Inc.	$20,691	$20,004	$13,151
Basic weighted average common shares outstanding	6,709	6,878	6,890
Dilutive effect of potential common shares from awards granted under equity incentive program	99	104	88
Total	6,808	6,982	6,978
Earnings per common share
Basic	$3.08	$2.91	$1.91
Diluted	$3.04	$2.86	$1.88

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
At December 31, 2019 and 2018, the Company had $513.3 million and $451.8 million, respectively, in commercial and construction loans in Alaska.  Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2019, 40% of the Company’s loan portfolio is attributable to 31 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $137.4 million at December 31, 2019.
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
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements ("ASU 2018-11") to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The Company adopted ASU 2016-02 on January 1, 2019, utilizing the modified retrospective approach provided under the transition option in ASU 2018-11 for leases that exist on, or are entered into, after the adoption date. Accordingly, ASU 2016-02 has not been applied to comparative periods included in the Company's financial statements. The Company also elected certain relief options offered in ASU 2016-02 and ASU 2018-11, including the practical expedient on not separating lease components from nonlease components for all operating leases and instead to account for them as a single lease component and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which were considered operating leases prior to the adoption of ASU 2016-02, and therefore, were not recognized on the Company’s consolidated statements of condition. The Company recognized these lease agreements on the consolidated balance sheets as a $15.9 million right-of-use asset and a $15.9 million lease liability upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of income.
Accounting pronouncements to be implemented in future periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. For loans and held-to-maturity debt securities, ASU 2016-13 requires a current expected credit loss ("CECL") measurement to estimate the allowance for credit losses ("ACL") for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's loan portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022.
Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the ASU 2016-13, which will continue until adoption, including parallel runs for CECL alongside our current allowance process.
We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed substantially all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2020. Our current planned approach for estimating expected life-time credit losses for loans and debt securities includes the following key components:

•
An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•
A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by segment and class of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

•	A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•
Utilization of discounted cash flow ("DCF") methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

•
For debt securities classified as available-for-sale or held-to-maturity, we plan to utilize the DCF methods to measure the ACL, which will incorporate expected credit losses using the conceptual components described above.

We will recognize an ACL for available-for-sale and held-to-maturity debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant. As of December 31, 2019, the Company does not hold any debt securities classified as held-to-maturity.

The ultimate effect of CECL on our ACL will depend on the size and composition of our loan and investment portfolios, the portfolios' credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.

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

NOTE 2 – Cash and Due from Banks
The Company is required to maintain a $2.4 million minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for the maintenance period, which included December 31, 2019, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.
The Company is required to maintain a $100,000 and $1.2 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively.

NOTE 3 - Interest Bearing Deposits in Other Banks
All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2019	2018
Interest bearing deposits at Federal Reserve Bank	$48,200	$49,924
Interest bearing deposits at FHLB	36	142
Other interest bearing deposits at other institutions	26,670	701
Total	$74,906	$50,767

NOTE 4 - Investment Securities
The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$210,756	$1,133	($37)	$211,852
Municipal securities	3,288	9	—	3,297
Corporate bonds	34,764	302	—	35,066
Collateralized loan obligations	25,980	—	(57)	25,923
Total securities available for sale	$274,788	$1,444	($94)	$276,138
December 31, 2018
Securities available for sale
U.S. Treasury and government sponsored entities	$209,908	$391	($1,439)	$208,860
Municipal securities	9,089	17	(22)	9,084
Corporate bonds	40,139	38	(397)	39,780
Collateralized loan obligations	13,990	—	(104)	13,886
Total securities available for sale	$273,126	$446	($1,962)	$271,610

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019
Securities Available for Sale
U.S. Treasury and government sponsored entities	$39,797	($33)	$2,996	($4)	$42,793	($37)
Collateralized loan obligations	14,972	(17)	7,951	(40)	22,923	(57)
Total	$54,769	($50)	$10,947	($44)	$65,716	($94)
2018
Securities Available for Sale
U.S. Treasury and government sponsored entities	$5,030	($6)	$135,807	($1,433)	$140,837	($1,439)
Corporate bonds	—	—	1,673	(22)	1,673	(22)
Mortgage-backed securities	22,285	(397)	—	—	22,285	(397)
Collateralized loan obligations	13,886	(104)	—	—	13,886	(104)
Total	$41,201	($507)	$137,480	($1,455)	$178,681	($1,962)

The unrealized losses on investments in both periods were caused by changes in interest rates.  At December 31, 2019 and 2018, there were 8 and 14 available for sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were 3 and 23 securities with unrealized losses at December 31, 2019 and 2018, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 31, 2019 and 2018, $30.6 million and $58.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and fair values of debt securities at December 31, 2019, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$52,417	$52,668	2.30%
1-5 years	158,339	159,184	2.07%
Total	$210,756	$211,852	2.13%
Corporate bonds
Within 1 year	$12,004	$12,027	2.74%
1-5 years	17,764	17,975	2.95%
5-10 years	4,996	5,064	2.91%
Total	$34,764	$35,066	2.87%
Collateralized loan obligations
5-10 years	$6,000	$5,999	3.88%
Over 10 years	19,980	19,924	3.64%
Total	$25,980	$25,923	3.70%
Municipal securities
Within 1 year	$993	$994	2.15%
1-5 years	2,295	2,303	3.97%
Total	$3,288	$3,297	3.42%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2019, 2018, and 2017, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2019
Available for sale securities	$4,219	$23	$—
2018
Available for sale securities	$—	$—	$—
2017
Available for sale securities	$25,006	$14	($3)

A summary of interest income for the years ending December 31, 2019, 2018, and 2017 on available for sale investment securities is as follows:

(In Thousands)	2019	2018	2017
U.S. Treasury and government sponsored entities	$4,170	$3,682	$2,983
Other	2,282	1,532	880
Total taxable interest income	$6,452	$5,214	$3,863
Municipal securities	$120	$267	$367
Total tax-exempt interest income	$120	$267	$367
Total	$6,572	$5,481	$4,230

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
The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2019
AQR Pass	$394,107	$34,132	$61,808	$129,959	$295,482	$38,771	$15,860	$24,464	$994,583
AQR Special Mention	2,279	3,337	—	3,828	17,478	2,559	179	—	29,660
AQR Substandard	16,304	1,349	—	5,104	—	1,176	159	121	24,213
Subtotal	$412,690	$38,818	$61,808	$138,891	$312,960	$42,506	$16,198	$24,585	$1,048,456
Less: Unearned origination fees, net of origination costs									(5,085)
Total loans									$1,043,371
December 31, 2018
AQR Pass	$315,112	$33,729	$72,256	$117,174	$307,126	$40,792	$18,768	$23,595	$928,552
AQR Special Mention	5,116	3,382	—	3,987	18,129	670	140	2	31,426
AQR Substandard	22,192	—	—	5,253	465	577	320	47	28,854
AQR Doubtful	—	—	—	—	—	—	—	1	1
Subtotal	$342,420	$37,111	$72,256	$126,414	$325,720	$42,039	$19,228	$23,645	$988,833
Less: Unearned origination fees, net of origination costs									(4,487)
Total loans									$984,346

At December 31, 2019, approximately 70% of the Company’s loans are secured by real estate and 3% are unsecured. Approximately 27% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Nonaccrual Loans
Nonaccrual loans net of government guarantees totaled $14.0 million and $14.7 million at December 31, 2019 and December 31, 2018, respectively. Interest income which would have been earned on nonaccrual loans for 2019, 2018, and 2017 amounted to $1.3 million, $1.3 million, and $1.4 million, respectively.  Additionally, the Company recognized interest income of $301,000, $159,000, and $120,000 in 2019, 2018, and 2017, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
December 31, 2019
Commercial	$270	$385	$2,862	$5,636	$9,153
Real estate construction one-to-four family	—	—	1,349	—	1,349
Real estate term owner occupied	1,641	—	623	1,225	3,489
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	68	68
Consumer other	26	89	—	6	121
Total nonaccrual loans	1,937	474	6,010	6,935	15,356
Government guarantees on nonaccrual loans	(268)	—	—	(1,137)	(1,405)
Net nonaccrual loans	$1,669	$474	$6,010	$5,798	$13,951
December 31, 2018
Commercial	$1,329	$324	$1,287	$9,731	$12,671
Real estate term owner occupied	—	—	1,694	—	1,694
Real estate term other	—	—	577	—	577
Consumer secured by 1st deeds of trust	—	—	—	220	220
Consumer other	—	—	39	9	48
Total nonaccrual loans	1,329	324	3,597	9,960	15,210
Government guarantees on nonaccrual loans	(269)	—	—	(247)	(516)
Net nonaccrual loans	$1,060	$324	$3,597	$9,713	$14,694

Past Due Loans
There were zero past due loans greater than 90 days and still accruing interest at December 31, 2019 and 2018, respectively.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
December 31, 2019
Commercial	$270	$—	$—	$270	$9,153	$403,267	$412,690
Real estate construction one-to-four family	—	—	—	—	1,349	37,469	38,818
Real estate construction other	—	—	—	—	—	61,808	61,808
Real estate term owner occupied	338	—	—	338	3,489	135,064	138,891
Real estate term non-owner occupied	—	—	—	—	—	312,960	312,960
Real estate term other	26	—	—	26	1,176	41,304	42,506
Consumer secured by 1st deed of trust	750	—	—	750	68	15,380	16,198
Consumer other	150	—	—	150	121	24,314	24,585
Subtotal	$1,534	$—	$—	$1,534	$15,356	$1,031,566	$1,048,456
Less: Unearned origination fees, net of origination costs							(5,085)
Total							$1,043,371
December 31, 2018
Commercial	$872	$857	$—	$1,729	$12,671	$328,020	$342,420
Real estate construction one-to-four family	—	—	—	—	—	37,111	37,111
Real estate construction other	—	—	—	—	—	72,256	72,256
Real estate term owner occupied	1,197	—	—	1,197	1,694	123,523	126,414
Real estate term non-owner occupied	—	—	—	—	—	325,720	325,720
Real estate term other	—	—	—	—	577	41,462	42,039
Consumer secured by 1st deed of trust	224	100	—	324	220	18,684	19,228
Consumer other	190	—	—	190	48	23,407	23,645
Subtotal	$2,483	$957	$—	$3,440	$15,210	$970,183	$988,833
Less: Unearned origination fees, net of origination costs							(4,487)
Total							$984,346

Impaired Loans
At December 31, 2019 and 2018, the recorded investment in loans that are considered to be impaired was $24.7 million and $31.7 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2019 and 2018:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Commercial - AQR substandard	$15,517	$15,582	$—
Real estate construction one-to-four family - AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Subtotal	$24,112	$24,185	$—

With an allowance recorded
Commercial - AQR substandard	$561	$561	$17
Subtotal	$561	$561	$17

Commercial - AQR substandard	$16,078	$16,143	$17
Real estate construction one-to-four family - AQR substandard	1,349	1,349	—
Real estate term owner-occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Total	$24,673	$24,746	$17

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded
Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	21,252	22,303	—
Real estate term owner occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Subtotal	$30,866	$31,917	$—

With an allowance recorded
Commercial - AQR substandard	$848	$1,352	$14
Subtotal	$848	$1,352	$14

Commercial - AQR pass	$80	$80	$—
Commercial - AQR special mention	2,009	2,009	—
Commercial - AQR substandard	22,100	23,655	14
Real estate term owner-occupied - AQR substandard	5,253	5,253	—
Real estate term non-owner occupied - AQR pass	295	295	—
Real estate term non-owner occupied - AQR substandard	465	465	—
Real estate term other - AQR pass	486	486	—
Real estate term other - AQR substandard	577	577	—
Consumer secured by 1st deeds of trust - AQR pass	129	129	—
Consumer secured by 1st deeds of trust - AQR substandard	320	320	—
Total	$31,714	$33,269	$14

The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged-off for book purposes.
The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2019 and 2018, respectively:

Year Ended December 31,	2019		2018
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$532	$35	$21	$2
Commercial - AQR special mention	—	—	2,146	128
Commercial - AQR substandard	16,892	405	24,548	381
Real estate construction one-to-four family - AQR substandard	1,933	—	—	—
Real estate term owner occupied - AQR special mention	—	—	155	—
Real estate term owner occupied - AQR substandard	5,747	113	3,813	201
Real estate term non-owner occupied - AQR pass	251	19	265	24
Real estate term non-owner occupied - AQR special mention	—	—	22	2
Real estate term non-owner occupied - AQR substandard	230	—	381	30
Real estate term other - AQR pass	448	31	421	36
Real estate term other - AQR substandard	1,046	—	176	—
Consumer secured by 1st deeds of trust - AQR pass	126	13	135	13
Consumer secured by 1st deeds of trust - AQR substandard	202	7	175	10
Consumer other - AQR substandard	70	—	—	—
Subtotal	$27,477	$623	$32,258	$827

With an allowance recorded
Commercial - AQR substandard	$683	$—	$2,323	$20
Commercial - AQR doubtful	—	—	14	—
Real estate term other - AQR substandard	163	—	—	—
Consumer secured by 1st deeds of trust - AQR substandard	72	—	94	—
Subtotal	$918	$—	$2,431	$20

Total
Commercial - AQR pass	$532	$35	$21	$2
Commercial - AQR special mention	—	—	2,146	128
Commercial - AQR substandard	17,575	405	26,871	401
Commercial - AQR doubtful	—	—	14	—
Real estate construction one-to-four family - AQR substandard	1,933	—	—	—
Real estate term owner-occupied - AQR special mention	—	—	155	—
Real estate term owner-occupied - AQR substandard	5,747	113	3,813	201
Real estate term non-owner occupied - AQR pass	251	19	265	24
Real estate term non-owner occupied - AQR special mention	—	—	22	2
Real estate term non-owner occupied - AQR substandard	230	—	381	30
Real estate term other - AQR pass	448	31	421	36
Real estate term other - AQR substandard	1,209	—	176	—
Consumer secured by 1st deeds of trust - AQR pass	126	13	135	13
Consumer secured by 1st deeds of trust - AQR substandard	274	7	269	10
Consumer other - AQR substandard	70	—	—	—
Total Impaired Loans	$28,395	$623	$34,689	$847
The average recorded investment was $36.9 million, and interest income recognized on impaired loans was $983,000 for the year ended December 31, 2017.
Purchased Credit Impaired Loans
The Company acquired eighteen purchased credit impaired loans from Alaska Pacific on April 1, 2014 subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. This group of loans consists primarily of commercial and commercial real estate loans, and unlike a pool of consumer mortgages, it is not practicable for the Company to analyze the accretable yield of these loans. As such, the Company has elected the cost recovery method of income recognition for these loans, and thus no accretable difference has been identified for these loans. At the acquisition date, April 1, 2014, the fair value of this group of loans was $3.9 million. The carrying value of these loans as of December 31, 2019 and 2018 was $201,000 and $235,000, respectively.
Troubled Debt Restructurings
Loans classified as TDRs totaled $10.1 million and $14.8 million at December 31, 2019 and December 31, 2018, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

The following table presents the breakout between newly restructured loans that occurred during 2019 and restructured loans that occurred prior to 2019 that are still included in portfolio loans:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$318	$2,651	$2,969
Real estate owner occupied - AQR substandard	—	182	182
Subtotal	$318	$2,833	$3,151
Existing Troubled Debt Restructurings	1,130	5,825	6,955
Total	$1,448	$8,658	$10,106

The following tables present newly restructured loans that occurred during 2019 and 2018, by concession (terms modified):

	December 31, 2019
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	7	$—	$—	$509	$2,585	$3,094
Real estate term owner occupied - AQR substandard	1	—	—	192	—	192
Total	8	$—	$—	$701	$2,585	$3,286
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	7	$—	$—	$408	$2,561	$2,969
Real estate term owner occupied - AQR substandard	1	—	—	182	—	182
Total	8	$—	$—	$590	$2,561	$3,151

	December 31, 2018
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$2,704	$—	$2,704
Real estate term owner occupied - AQR substandard	3	—	—	1,921	—	1,921
Total	7	$—	$—	$4,625	$—	$4,625
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	4	$—	$—	$1,166	$—	$1,166
Real estate term owner occupied - AQR substandard	3	—	—	1,921	—	1,921
Total	7	$—	$—	$3,087	$—	$3,087

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs at December 31, 2019.  There were $64,000 of charge-offs in 2019 on loans that were later classified as a TDR and there were $1.3 million of charge-offs in 2018 on loans that were later classified as a TDR in 2018.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There was no TDR with specific impairment at December 31, 2019 and one at December 31, 2018, respectively.

There were no loans that were restructured during 2019 or 2017, that also subsequently defaulted within the first twelve months of restructure in those same periods. The following table presents TDRs that occurred during 2018 that subsequently defaulted during the twelve-months ended December 31, 2018:

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

Loans to Related Parties
Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2019	2018	2017
Balance, beginning of the year	$—	$—	$90
Loans made	309	—	—
Repayments	—	—	90
Balance, end of year	$309	$—	$—

The Company had $15,000 of unfunded loan commitments to these directors or their related interests on December 31, 2019 and 2018.
Pledged Loans
At December 31, 2019 and 2018, there were no loans pledged as collateral to secure public deposits.

NOTE 6 - Allowance for Loan Losses
The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(195)	—	—	—	—	—	(4)	(18)	—	(217)
Recoveries	908	—	—	—	—	28	—	25	—	961
Provision (benefit)	231	(32)	(258)	161	(619)	(73)	(32)	3	(556)	(1,175)
Balance, end of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Balance, end of period:
Individually evaluated
for impairment	$17	$—	$—	$—	$—	$—	$—	$—	$—	$17
Balance, end of period:
Collectively evaluated
for impairment	$6,587	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,071
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,716)	—	—	—	—	(28)	(143)	(39)	—	(1,926)
Recoveries	442	—		—	—	3	12	27	—	484
Provision (benefit)	762	46	(291)	(167)	(244)	16	122	131	(875)	(500)
Balance, end of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Balance, end of period:
Individually evaluated
for impairment	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,646	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,505
2017
Balance, beginning of period	$5,535	$550	$1,465	$2,358	$6,853	$819	$313	$408	$1,396	$19,697
Charge-Offs	(1,611)	—	—	—	—	(5)	(85)	(43)	—	(1,744)
Recoveries	293	—	—	—	—	2	2	11	—	308
Provision (benefit)	1,955	79	101	(164)	(810)	(91)	85	(69)	2,114	3,200
Balance, end of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Balance, end of period:
Individually evaluated
for impairment	$966	$—	$—	$—	$—	$—	$—	$—	$—	$966
Balance, end of period:
Collectively evaluated
for impairment	$5,206	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$20,495

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2019
Balance, end of period	$411,327	$38,503	$60,906	$138,181	$311,302	$42,200	$16,191	$24,761	$1,043,371
Balance, end of period:
Individually evaluated
for impairment	$16,077	$1,349	$—	$5,104	$178	$1,594	$281	$90	$24,673
Balance, end of period:
Collectively evaluated
for impairment	$395,250	$37,154	$60,906	$133,077	$311,124	$40,606	$15,910	$24,671	$1,018,698
December 31, 2018
Balance, end of period	$341,091	$36,828	$71,658	$125,795	$324,198	$41,746	$19,234	$23,796	$984,346
Balance, end of period:
Individually evaluated
for impairment	$24,189	$—	$—	$5,253	$760	$1,063	$449	$—	$31,714
Balance, end of period:
Collectively evaluated
for impairment	$316,902	$36,828	$71,658	$120,542	$323,438	$40,683	$18,785	$23,796	$952,632

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2019
Individually evaluated for impairment
AQR Substandard	$17	$17	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,399	6,514	588	1,017	2,125	4,829	629	266	431	—
AQR Special Mention	579	64	55	—	63	351	42	4	—	—
AQR Substandard	14	9	—	—	—	—	—	—	5	—
Unallocated	2,079	—	—	—	—	—	—	—	—	2,079
	$19,088	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079
December 31, 2018
Individually evaluated for impairment:
AQR Substandard	$14	$14	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,005	5,522	615	1,275	1,958	5,236	683	303	413	—
AQR Special Mention	828	121	60	—	69	563	12	3	—	—
AQR Substandard	37	3	—	—	—	—	21	—	13	—
Unallocated	2,635	—	—	—	—	—	—	—	—	2,635
	$19,519	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635

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
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2019, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2019 or 2018, and there were no restructured purchased receivables in 2019, 2018, or 2017.
Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method, except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2019, the Company is accruing income on all purchased receivable balances outstanding.
The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2019	2018
Purchased receivables	$24,467	$14,596
Reserve for purchased receivable losses	(94)	(190)
Total	$24,373	$14,406

The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2019	2018	2017
Balance at beginning of year	$190	$200	$171
Reserve for (recovery from) purchased receivables	(96)	(10)	29
Balance at end of year	$94	$190	$200

The Company recorded no charge-offs of purchased receivables in 2019, 2018, or 2017.

NOTE 8 - Other Real Estate Owned
At December 31, 2019 and 2018, the Company held $7.0 million and $8.0 million, respectively, as OREO.  The following table details net operating expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2019	2018	2017
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$693	$802	$420
Impairment on OREO	—	—	904
Rental income on OREO	(506)	(541)	(116)
Gains on sale of OREO	(380)	(3)	(371)
Total	($193)	$258	$837

NOTE 9 - Premises and Equipment
The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2019	2018
Land		$5,137	$5,137
Furniture and equipment	3-7 years	11,778	10,917
Tenant improvements	2-15 years	9,161	8,268
Buildings	39 years	36,205	35,626
Total Premises and Equipment		62,281	59,948
Accumulated depreciation and amortization		(23,859)	(20,858)
Total Premises and Equipment, Net		$38,422	$39,090

Depreciation expense and amortization of leasehold improvements was $3.0 million, $2.3 million, and $2.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Related Party Transactions: The Company made $49,000 in payments to related parties for design consultation for Bank branches for the year ended December 31, 2018 and no payments to related parties in 2019 or 2017.

NOTE 10 - Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2019	2018	2017

Balance, beginning of period	$10,821	$7,305	$4,157
Additions for new MSR capitalized	3,707	3,641	3,146
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(1,313)	591	551
Other (2)	(1,295)	(716)	(549)
Carrying value, December 31	$11,920	$10,821	$7,305

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of December 31, 2019 and 2018:

(In Thousands)	December 31, 2019	December 31, 2018

Balance of mortgage loans serviced for others	$659,048	$557,583
MSR as a percentage of serviced loans	1.81%	1.94%

The Company recognized servicing fees of $2.4 million, $1.9 million, and $1.3 million during 2019, 2018, and 2017, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2019 and 2018:

	2019	2018

Average constant prepayment rate	10.61%	7.70%
Average discount rate	8.52%	9.94%

Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2019 and 2018 were as follows:

(In Thousands)		December 31, 2019	December 31, 2018
Aggregate portfolio principal balance		$659,048	$557,583
Weighted average rate of note		3.90%	3.91%

December 31, 2019	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	10.61%	26.25%	28.39%
Discount rate	8.52%	7.52%	6.52%
Fair value MSR	$11,920	$7,005	$6,625
Percentage of MSR	1.81%	1.06%	1.01%

December 31, 2018
Conditional prepayment rate	7.70%	19.35%	20.95%
Discount rate	9.94%	8.94%	7.94%
Fair value MSR	$10,821	$7,115	$6,829
Percentage of MSR	1.94%	1.28%	1.22%

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

Commercial servicing rights
The Company recorded a commercial servicing right asset ("CSR") for the first time in 2018. Refer to the "Error Corrections" section in footnote 1 of the Notes to the Consolidated Financial Statements for additional information regarding this adjustment. The CSR has a carrying value of $1.2 million and $1.0 million at December 31, 2019 and 2018, respectively, and total commercial loans serviced for others were $252.9 million and $239.5 million at December 31, 2019 and 2018, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2019 and 2018 include a conditional prepayment rate of 12.25% and 12.72% and a discount rate of 11.70% and 11.49%, respectively.

NOTE 11 - Goodwill and Intangible Assets
A summary of goodwill and intangible assets at December 31, 2019 and 2018, is as follows:

(In Thousands)	2019	2018
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	127	187
Trade name intangible	950	950
Total	$16,094	$16,154

Goodwill and Other Intangible Assets: Goodwill as of December 31, 2019 and 2018 includes $6.9 million related to the Company's acquisition of branch locations from Bank of America in 1998. In 2007, the Company recorded $1.8 million of goodwill and $1.3 million of core deposit intangible ("CDI") as part of the acquisition of Alaska First Bank & Trust, N.A. (“Alaska First”) stock.  The Company amortized the CDI related to the Alaska First acquisition over its estimated useful life.  On April 1, 2014, the Company recorded $623,000 of CDI as part of the acquisition of Alaska Pacific. The Company is amortizing the CDI related to the Alaska Pacific acquisition over its estimated useful life of ten years using an accelerated method. Accumulated amortization related to the Alaska Pacific CDI was $495,000, $435,000 and $365,000 at December 31, 2019, 2018, and 2017, respectively. Lastly, on December 1, 2014 the Company recorded goodwill and a trade name intangible as part of the acquisition of RML. As of December 31, 2019 and 2018, the Company has $7.5 million of goodwill and $950,000 of trade name intangible recorded related to this transaction. These assets have indefinite useful lives and are not amortized.
The Company performed its annual goodwill impairment testing at December 31, 2019 and 2018 in accordance with the policy described in Note 1 to the financial statements. At December 31, 2019, the Company performed its annual impairment test using a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends, the Company's stable budget-to-actual results of operations; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2019; increases in the volume of mortgage originations in Alaska; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the continued lower level of oil prices and the muted pace of growth in the Alaska economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for both of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2019 and that no potential impairment existed at that time.
The Company recorded amortization expense of its intangible assets of $60,000, $70,000, and $100,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  Accumulated amortization for intangible assets was $5.9 million at December 31, 2019 and 2018, respectively.
The future amortization expense required on these assets is as follows:

(In Thousands)
2020	$48
2021	37
2022	25
2023	14
2024	3
Thereafter	—
Total	$127

NOTE 12 – Leases
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

As of December 31, 2019, the Company has operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company does not have any agreements that are classified as finance leases.

The following table presents additional information about the Company's operating leases:

(In Thousands)	2019
Lease Cost
Operating lease cost(1)	$2,704
Short term lease cost(1)	35
Total lease cost	$2,739

Other information
Operating leases - operating cash flows	$2,684
Weighted average lease term - operating leases, in years	10.82
Weighted average discount rate - operating leases	3.32%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020	$2,665
2021	2,580
2022	2,138
2023	1,850
2024	1,742
Thereafter	6,453
Total minimum lease payments	$17,428
Less: amount of lease payment representing interest	(3,199)
Present value of future minimum lease payments	$14,229

NOTE 13 - Other Assets
A summary of other assets as of December 31, 2019 and 2018, is as follows:

(In Thousands)	2019	2018
Other assets:
Investment in Low Income Housing Partnerships	$27,841	$19,243
Deferred taxes, net	2,535	3,246
Taxes receivable	1,429	8,188
Bank owned life insurance	6,393	6,272
Software	4,590	4,888
Accrued interest receivable	4,512	4,817
Equity method investments	2,232	2,259
Prepaid expenses	1,649	1,902
Repossessed assets	231	1,242
Commercial servicing rights	1,214	1,030
Interest rate lock commitments	810	978
Interest rate swaps not designated as hedging instruments	2,950	246
Interest rate swaps designated as hedging instruments	—	607
Other assets	1,690	1,586
Total	$58,076	$56,504
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:

•	The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.

•	The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $2.7 million, $2.7 million, and $2.3 million in 2019, 2018, and 2017, respectively.  The Company expects to fund its remaining $11.3 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
Centerline XXII	January 2003	18	$3,000	($3,000)	$—
Centerline XXXIII	September 2006	18	3,000	(3,000)	—
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,604)	125
R4 - MVV	May 2014	17	8,528	(8,308)	220
R4 - PJ33	June 2016	17	6,835	(6,495)	340
R4 - Coronado II	July 2019	17	7,282	(341)	6,941
R4 - Duke Apartments	November 2019	17	3,985	(359)	3,626
Total			$48,859	($37,607)	$11,252

NOTE 14 - Deposits
Deposits: At December 31, 2019, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2020	$90,554
2021	68,060
2022	2,674
2023	928
2024	462
Thereafter	1,794
Total	$164,472

The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) and Insured Cash Sweep® (ICS®) service as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The ICS service allows the Company to place customers’ funds through the Network into demand deposit accounts and/or money market accounts at FDIC-insured banks that are also members of the ICS Network in increments below the standard FDIC insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. In addition to customer deposit placement, the CDARS and ICS service also allows placement of the Bank's own investment dollars. The Company had $1.2 million CDARS certificates of deposits and $44.4 million ICS deposits at December 31, 2019 and no CDARS certificates of deposits or ICS deposits at December 31, 2018.
At December 31, 2019 and 2018, the Company did not hold any certificates of deposit from a public entity collateralized by letters of credit issued by the FHLB.  At December 31, 2019 and 2018, the Company did not have any securities pledged to collateralize certificates of deposit from a public entity.
At December 31, 2019 and 2018, the Company held $1.6 million and $2.7 million, in deposits for related parties, including directors, executive officers, and their affiliates.

Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2019	2018	2017
Interest-bearing demand accounts	$182	$8	$21
Money market accounts	1,435	855	472
Savings accounts	1,083	744	520
Certificates of deposit $250,000 and greater	1,310	472	480
Certificates of deposit less than $250,000	951	228	214
Total	$4,961	$2,307	$1,707

NOTE 15 - Borrowings
The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2019, the Company's available borrowing line is $143.5 million, representing approximately 10% of total assets. Additional advances of up to 45% of eligible assets, or $734.0 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $8.9 million and $7.2 million as of December 31, 2019 and 2018, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. The first advance is a $1.9 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an 18 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.1 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The last advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.
The Federal Reserve Bank is holding $79.5 million of loans as collateral to secure available borrowing lines through the discount window of $48.3 million at December 31, 2019.  There were no discount window advances outstanding at December 31, 2019 and 2018.  The Company paid less than $1,000 in interest in 2019 and 2018 on this agreement.
The Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 15% of total assets or $244.7 million and $222.6 million at December 31, 2019 and 2018, respectively.
Securities sold under agreements to repurchase were zero and $34.3 million, respectively, for December 31, 2019 and 2018.  The Company was paying an average rate of 0.00% and 0.17% on these agreements at December 31, 2019 and 2018, respectively.  The average balance outstanding of securities sold under agreement to repurchase during 2019 and 2018 was $15.2 million and $29.9 million, respectively, and the maximum outstanding at any month-end was $36.6 million and $36.5 million, respectively, during the same time periods.  The securities sold under agreement to repurchase are held by the FHLB under the Company’s control.

The future principal payments that are required on the Company’s borrowings as of December 31, 2019, are as follows:

(In Thousands)
2020	$187
2021	218
2022	226
2023	232
2024	239
Thereafter	7,789
Total	$8,891

The Company recognized interest expense of $291,000, $273,000, and $207,000 on borrowings and securities sold under repurchase agreements in 2019, 2018, and 2017, respectively. The average interest rates paid on long-term debt in the same periods was 3.39%, 3.39%, and 3.23%, respectively.

NOTE 16 - Junior Subordinated Debentures
In May of 2003, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Northrim Capital Trust 1 (the “Trust”), which issued $8 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualified as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust were owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8.2 million of junior subordinated debentures of the Company.  The Trust was not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company recorded its investment in the Trust as another asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 3.15% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest cost to the Company on these debentures was zero, zero, and $219,000 in 2019, 2018, and 2017, respectively.  The Company entered into contractual arrangements which, taken collectively, fully and unconditionally guaranteed payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.  The Trust Preferred Securities were mandatorily redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption as provided in the indenture.  The Company redeemed the debentures purchased by the Trust in whole, on August 15, 2017.  As specified in the indenture, the redemption price was the principal amount and all accrued but unpaid interest.
In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 3.26% at December 31, 2019.  The interest cost to the Company on these debentures was $398,000, $368,000, and $268,000 in 2019, 2018, and 2017, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 – Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019, 2018 and 2017:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2016	($397)	$—	($397)
Other comprehensive income (loss), net of tax expense of $141	28	184	212
Reclassification for remeasuring of deferred tax asset related to investment securities	(85)	—	(85)
Balance at December 31, 2017	($454)	$184	($270)
Other comprehensive income (loss), net of tax benefit of $210	(482)	423	(59)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	(191)	—	(191)
Balance at December 31, 2018	($1,127)	$607	($520)
Other comprehensive income (loss), net of tax expense of $757	2,092	(1,141)	951
Balance at December 31, 2019	$965	($534)	$431

NOTE 18 – Revenue
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
The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018 and 2017:

(In Thousands)	December 31,
Other operating income	2019	2018	2017
In-scope of Topic 606:
Bankcard fees	$2,976	$2,811	$2,597
Service charges on deposit accounts	1,557	1,508	1,614
Other	1,664	1,592	1,615
Other operating income (in-scope of Topic 606)	$6,197	$5,911	$5,826
Other operating income (out-of-scope of Topic 606)	31,149	26,256	34,648
Total other operating income	$37,346	$32,167	$40,474

Gains on the sale of OREO are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $380,000, $3,000, and $371,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s other operating revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019, 2018 and 2017, the Company did not have any significant contract balances.
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

NOTE 19 - Employee Benefit Plans
Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986. The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of Northrim Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 2% of the employee’s eligible salary. Northrim Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $1.4 million, $1.4 million, and $1.1 million, in 2019, 2018, and 2017, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.
    On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $262,000, $247,000, and $264,000, in 2019, 2018, and 2017, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2019 and 2018, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.1 million and $2.2 million, respectively.
RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $580,000, $489,000, and $600,000 in 2019, 2018, and 2017, respectively. RML's recorded obligation under the SERP amounted to $2.8 million and $2.3 million at December 31, 2019 and 2018, respectively, and was included in "Other liabilities".
In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $36,000 in 2019, an increase in its liability of $52,000 in 2018, and a decrease in its liability of $140,000 in 2017.  These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2019 and 2018, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.6 million and $1.5 million, respectively.
In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  All employees of the Bank employed on the last day of the calendar year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors.  If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $2.9 million, $1.3 million, and $1.2 million for 2019, 2018, and 2017, respectively.  Information concerning the calculation of employee payments under the Profit Sharing Plan is set forth under the heading “Performance Based Annual Payment” in the Company’s definitive proxy statement for the 2020 Annual Shareholders’ Meeting and is incorporated into this report by reference.

NOTE 20 - Commitments and Contingencies
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
Legal proceedings: The Company from time to time may be involved with disputes, claims, and litigation related to the conduct of its banking business.  In the opinion of management, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

(In Thousands)	2019	2018
Off-balance sheet commitments:
Commitments to extend credit	$301,911	$260,602
Commitments to originate loans held for sale	$48,796	$44,999
Standby letters of credit	$2,006	$3,157
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
Total unfunded commitments were $352.7 million and $308.8 million at December 31, 2019 and 2018, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has a reserve for losses related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The reserve was $152,000 and $130,000 as of December 31, 2019 and 2018, respectively.
Capital Expenditures and Commitments: At December 31, 2019, the Company has capital commitments related to the planned improvements to the Company’s corporate office building. At December 31, 2019 the Company considers these commitments to be immaterial. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2019.

NOTE 21 - Derivatives
Interest rate swaps related to community banking activities
The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $4.7 million and $296,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2019 and 2018, respectively.
The Company had interest rate swaps with an aggregate notional amount of $94.4 million and $16.0 million at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, the notional amount of interest rate swaps is made up of eight variable to fixed rate swaps to commercial loan customers totaling $47.2 million, and eight fixed to variable rate swap with a counterparty totaling $47.2 million. Changes in fair value from these sixteen interest rate swaps offset each other in 2019 and 2018. The Company recognized $964,000, $84,000, and $26,000 in fee income related to interest rate swaps in 2019 and 2018, and 2017, respectively. Interest rate swap income is recorded in "Other income" on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 3.26% as of December 31, 2019. The Company pledged $1.3 million and $400,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2019 and 2018, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $534,000 and unrealized gain was $607,000 as of December 31, 2019 and 2018, respectively.
Interest rate swaps related to home mortgage lending activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments using interest rate swaps, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2019 and 2018, RML had commitments to originate mortgage loans held for sale totaling $48.8 million and $45.0 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in "Mortgage banking income" on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at December 31, 2019 and December 31, 2018:

(In Thousands)	Asset Derivatives
		December 31, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$2,950	$246
Interest rate lock commitments	Other assets	810	978
Total		$3,760	$1,224

(In Thousands)	Liability Derivatives
		December 31, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$2,950	$246
Retail interest rate contracts	Other liabilities	71	262
Total		$3,021	$508
The following table presents the income (losses) of derivatives not designated as hedging instruments at December 31, 2019 and December 31, 2018:

(In Thousands)	Income Statement Location	December 31, 2019	December 31, 2018

Retail interest rate contracts	Mortgage banking income	($922)	$257
Interest rate lock commitments	Mortgage banking income	(170)	105
Total		($1,092)	$362
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

The following table summarizes the derivatives that have a right of offset as of December 31, 2019 and 2018:

December 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$—	$2,950

Liability Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$2,950	$—
Retail interest rate contracts	71	—	71	—	—	71

December 31, 2018				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$246	$—	$246	$—	$—	$246

Liability Derivatives
Interest rate swaps	$246	$—	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—	—	262

NOTE 22 - Common Stock
Quarterly cash dividends were paid aggregating to $8.5 million, $7.1 million, and $6.0 million, or $1.26 per share, $1.02 per share, and $0.86 per share, in 2019, 2018, and 2017, respectively.  On February 27, 2020, the Board of Directors declared a $0.34 per share cash dividend payable on March 20, 2020, to shareholders of record on March 12, 2020.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
In April 2019, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2019, there were 0 shares available under the stock repurchase program. However, on January 27, 2020 the Board authorized the repurchase of up to an additional 327,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will authorize additional shares for repurchase.  During 2019, 2018 and 2017, 347,676, 15,468 and 58,341 shares were repurchased, respectively. During 2020 through March 5, the Company has repurchased 98,605 shares.

NOTE 23 - Stock-Based Compensation
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
The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2019, 2018, and 2017:

Stock Options:	2019	2018	2017
Grant date fair value	$5.34	$7.69	$6.70
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	1.74%	3.01%	2.29%
Dividend yield rate	4.11%	2.91%	2.64%
Price volatility	24.34%	23.47%	23.43%

The following table summarizes stock option activity during 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2019	148,065	$28.94
Granted	22,678	36.46
Forfeited	—	—
Exercised	(12,123)	23.27
Outstanding at December 31, 2019	158,620	$30.45	6.83

At December 31, 2019, 2018, and 2017, there were 112,319, 100,824, and 89,561 options exercisable, with weighted average exercise prices of $28.17, $26.50, and $24.48, respectively.
The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2019 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2019.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2019, 2018, and 2017 was $1.1 million, $646,000, and $670,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017 was $203,000, $383,000, and $631,000, respectively.

The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. In 2019, 2018, and 2017 the Company received cash of zero, $195,000, and $69,000, respectively, for cash stock option exercises. In 2019, 2018, and 2017 the Company net settled $282,000, $193,000, and $954,000 respectively, for cashless stock option exercises.  The Company withheld $317,000, $227,000, and $1.1 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2019, 2018, and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $143,000, $183,000, and $152,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2019, there was approximately $276,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.
Restricted Stock Units:  Under the 2017 Plan and previous plans, the Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
The following table summarizes restricted stock unit activity during 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2019	76,959	$31.77
Granted	21,045	36.46
Dividend equivalents awarded	2,592	32.60
Vested	(25,418)	25.67
Forfeited	(3,226)	31.47
Outstanding at December 31, 2019	71,952	$34.16	2.18

The total intrinsic value of restricted stock units vested for the years ended December 31, 2019, 2018, and 2017 was $906,000, $654,000, and $676,000, respectively.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $689,000, $633,000, and $513,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2019, there was approximately $1.7 million of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.

NOTE 24 - Regulatory Matters
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

The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offerings that the Company completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2019 and 2018, respectively, which explains most of the difference in the capital ratios for the two entities.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$190,807	13.69%	$62,720	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$217,912	15.63%	$111,535	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$200,465	14.38%	$83,643	≥ 6%	NA	NA
Tier I Capital (to average assets)	$200,465	12.41%	$64,614	≥ 4%	NA	NA
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$190,541	14.73%	$58,210	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$216,410	16.73%	$103,484	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$200,189	15.47%	$77,643	≥ 6%	NA	NA
Tier I Capital (to average assets)	$200,189	13.40%	$59,758	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$165,963	11.98%	$62,340	≥ 4.5%	$90,047	≥ 6.5%
Total Capital (to risk-weighted assets)	$183,299	13.24%	$110,755	≥ 8%	$138,443	≥ 10%
Tier I Capital (to risk-weighted assets)	$165,963	11.98%	$83,120	≥ 6%	$110,827	≥ 8%
Tier I Capital (to average assets)	$165,963	10.36%	$64,078	≥ 4%	$80,098	≥ 5%
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$166,580	13.05%	$57,441	≥ 4.5%	$82,971	≥ 6.5%
Total Capital (to risk-weighted assets)	$182,585	14.30%	$102,145	≥ 8%	$127,682	≥ 10%
Tier I Capital (to risk-weighted assets)	$166,580	13.05%	$76,589	≥ 6%	$102,118	≥ 8%
Tier I Capital (to average assets)	$166,580	11.28%	$59,071	≥ 4%	$73,839	≥ 5%

As of the most recent notification from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2019, that the Company and Bank meets all capital adequacy requirements to which they are subject.

The Company and Bank are required to have a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets. An institution that does not meet the conservation buffer requirement will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

NOTE 25 - Income Taxes
At December 31, 2019 and 2018, the Company had $1.4 million and $8.2 million in total taxes receivable, respectively, included in "Other assets" in the Consolidated Balance Sheets.  The Company realized $2.7 million, $2.8 million, and $3.5 million in tax credits related to its investments in low income housing tax credit partnerships for 2019, 2018, and 2017 respectively.

Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2019:
Federal	$1,078	$476	$1,554
State	977	235	1,212
Amortization of investment in low income housing tax credit partnerships	2,668	—	2,668
Total	$4,723	$711	$5,434
2018:
Federal	($1,549)	$2,017	$468
State	(85)	997	912
Amortization of investment in low income housing tax credit partnerships	2,691	—	2,691
Total	$1,057	$3,014	$4,071
2017:
Federal	$2,618	$3,658	$6,276
State	1,423	346	1,769
Amortization of investment in low income housing tax credit partnerships	2,276	—	2,276
Total	$6,317	$4,004	$10,321

The actual expense for 2019, 2018, and 2017, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017) as follows:

(In Thousands)	2019	2018	2017
Computed “expected” income tax expense	$5,486	$5,056	$8,330
State income taxes, net	957	720	1,225
Tax-exempt interest on investment securities and loans	(300)	(307)	(597)
Amortization of investment in low income housing tax credit partnerships	2,668	2,691	2,276
Low income housing credits	(2,721)	(2,821)	(3,468)
Revaluation of deferred tax assets	—	(470)	2,678
Other	(656)	(798)	(123)
Total	$5,434	$4,071	$10,321

The components of the net deferred tax asset are as follows:

(In Thousands)	2019	2018	2017
Deferred Tax Asset:
Allowance for loan losses	$5,190	$5,313	$5,922
Loan fees, net of costs	741	818	825
Other real estate owned	58	160	160
Deferred compensation	1,224	1,121	1,218
Equity compensation	429	435	422
Loan discount	98	79	171
Fair market value adjustment on certificates of deposit	100	123	147
Unrealized loss on available for sale investment securities, net	(384)	270	59
Operating lease liability	4,045	—	—
Other	1,866	1,069	693
Total Deferred Tax Asset	$13,367	$9,388	$9,617

Deferred Tax Liability:
Intangible amortization	($587)	($288)	($219)
Mortgage servicing rights	(3,767)	(3,424)	(2,156)
Depreciation and amortization	(1,848)	(1,873)	(404)
FHLB stock repurchase and dividends	(174)	(178)	(179)
Operating lease right-of-use asset	(4,067)	—	—
Other	(389)	(379)	(399)
Total Deferred Tax Liability	($10,832)	($6,142)	($3,357)
Net Deferred Tax Asset	$2,535	$3,246	$6,260
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
As of December 31, 2019, the Company had no unrecognized tax benefits. In 2019 the Company reversed an accrual of $250,000 related to interest and penalties that was recognized in 2018. There were no interest and penalties recognized in 2017.  The tax years subject to examination by federal taxing authorities are the years ending December 31, 2019, 2018, 2017, and 2016. The tax years subject to examination by the State of Alaska are the years ending December 31, 2019, 2018, 2017, 2016, 2015 and 2014.

NOTE 26 - Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Assets Subject to Nonrecurring Adjustment to Fair Value:

The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, loans held for sale, impaired loans, and OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the writedown of individual assets.

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

Estimated fair values as of the periods indicated are as follows:

	December 31, 2019		December 31, 2018
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$95,424	$95,424	$77,538	$77,538
Investment securities available for sale	75,456	75,456	74,549	74,549
Marketable equity securities	7,945	7,945	7,265	7,265

Level 2 inputs:
Investment securities available for sale	200,682	200,682	197,061	197,061
Investment in Federal Home Loan Bank Stock	2,138	2,138	2,101	2,101
Accrued interest receivable	4,512	4,512	4,817	4,817
Interest rate swaps	2,950	2,950	853	853

Level 3 inputs:
Loans and loans held for sale	1,111,205	1,095,031	1,019,056	995,115
Purchased receivables, net	24,373	24,373	14,406	14,406
Interest rate lock commitments	810	810	978	978
Mortgage servicing rights	11,920	11,920	10,821	10,821
Commercial servicing rights	1,214	1,214	1,030	1,030

Financial liabilities:
Level 2 inputs:
Deposits	$1,372,351	$1,373,647	$1,228,088	$1,227,086
Securities sold under repurchase agreements	—	—	34,278	34,278
Borrowings	8,891	9,216	7,241	6,965
Accrued interest payable	23	23	22	22
Interest rate swaps	3,484	3,484	246	246
Retail interest rate contracts	71	71	262	262
Level 3 inputs:
Junior subordinated debentures	10,310	11,000	10,310	10,809

The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,852	$57,480	$154,372	$—
Municipal securities	3,297	—	3,297	—
Corporate bonds	35,066	17,976	17,090	—
Collateralized loan obligations	25,923	—	25,923	—
Total available for sale securities	$276,138	$75,456	$200,682	$—
Marketable equity securities	$7,945	$7,945	$—	$—
Total marketable equity securities	$7,945	$7,945	$—	$—
Interest rate swaps	$2,950	$—	$2,950	$—
Interest rate lock commitments	810	—	—	810
Mortgage servicing rights	11,920	—	—	11,920
Commercial servicing rights	1,214	—	—	1,214
Total other assets	$16,894	$—	$2,950	$13,944
Liabilities:
Interest rate swaps	$3,484	$—	$3,484	$—
Retail interest rate contracts	71	—	71	—
Total other liabilities	$3,555	$—	$3,555	$—
December 31, 2018
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$208,860	$54,863	$153,997	$—
Municipal securities	9,084	—	9,084	—
Corporate bonds	39,780	19,686	20,094	—
Collateralized loan obligations	13,886	—	13,886	—
Total available for sale securities	$271,610	$74,549	$197,061	$—
Marketable equity securities	$7,265	$7,265	$—	$—
Total marketable equity securities	$7,265	$7,265	$—	$—
Interest rate swaps	$853	$—	$853	$—
Interest rate lock commitments	978	—	—	978
Mortgage servicing rights	10,821	—	—	10,821
Commercial servicing rights	1,030	—	—	1,030
Total other assets	$13,682	$—	$853	$12,829
Liabilities:
Interest rate swaps	$246	$—	$246	$—
Retail interest rate contracts	262	—	262	—
Total other liabilities	$508	$—	$508	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2019 and 2018:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2019
Interest rate lock commitments	$978	($1,942)	$15,904	($14,130)	$810
Mortgage servicing rights	10,821	(2,608)	3,707	—	11,920
Commercial servicing rights	1,030	6	178	—	1,214
Total	$12,829	($4,544)	$19,789	($14,130)	$13,944
December 31, 2018
Interest rate lock commitments	$873	($2,018)	$18,585	($16,462)	$978
Mortgage servicing rights	7,305	(125)	3,641	—	10,821
Commercial servicing rights	—	972	58	—	1,030
Total	$8,178	($1,171)	$22,284	($16,462)	$12,829

During 2019 and 2018, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Loans measured for impairment	$561	$—	$—	$561
Total	$561	$—	$—	$561
December 31, 2018
Loans measured for impairment	$848	$—	$—	$848
Other assets - equity method investment	709	—	—	709
Total	$1,557	$—	$—	$1,557

The following table presents the (income) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2019, 2018 and 2017, respectively:

(In Thousands)	2019	2018	2017
Loans measured for impairment	$3	($952)	$352
Other real estate owned	—	—	904
Other operating expense - impairment on equity method investment	—	804	686
Total (income) loss from nonrecurring measurements	$3	($148)	$1,942

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value at December 31, 2019 and 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.11% - 10.67%
		Discount rate	8.51% - 8.66%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%
December 31, 2018
Loans measured for impairment	In-house valuation of collateral	Discount rate	65%
	Discounted cash flow	Discount rate	8.25% - 8.50%
Interest rate lock commitment	External pricing model	Pull through rate	91.66%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.62% - 9.87%
		Discount rate	9.93% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.49%

NOTE 27 - Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2019, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$67,770	$2,313	$70,083
Interest expense	4,569	1,072	5,641
Net interest income	63,201	1,241	64,442
Benefit for loan losses	(1,175)	—	(1,175)
Other operating income	13,145	24,201	37,346
Compensation expense, RML acquisition payments	468	—	468
Other operating expense	54,520	21,850	76,370
Income before provision for income taxes	22,533	3,592	26,125
Provision for income taxes	4,408	1,026	5,434
Net income	$18,125	$2,566	$20,691

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$62,097	$2,080	$64,177
Interest expense	2,370	599	2,969
Net interest income	59,727	1,481	61,208
Benefit for loan losses	(500)	—	(500)
Other operating income	11,323	20,844	32,167
Compensation expense, RML acquisition payments	—	—	—
Other operating expense	49,956	19,844	69,800
Income before provision for income taxes	21,594	2,481	24,075
Provision for income taxes	3,361	710	4,071
Net income	$18,233	$1,771	$20,004

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

December 31, 2017
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$58,308	$1,800	$60,108
Interest expense	1,860	570	2,430
Net interest income	56,448	1,230	57,678
Provision for loan losses	3,200	—	3,200
Other operating income	17,187	23,287	40,474
Compensation expense, RML acquisition payments	130	—	130
Other operating expense	50,271	20,752	71,023
Income before provision for income taxes	20,034	3,765	23,799
Provision for income taxes	9,499	822	10,321
Net income	10,535	2,943	13,478
Less: net income attributable to the noncontrolling interest	327	—	327
Net income attributable to Northrim BanCorp, Inc.	$10,208	$2,943	$13,151

Total assets	$1,452,602	$65,994	$1,518,596
Loans held for sale	$—	$43,979	$43,979

NOTE 28 - Parent Company Information

Balance Sheets at December 31,	2019	2018
(In Thousands)
Assets
Cash and cash equivalents	$25,294	$18,314
Marketable equity securities	7,945	7,265
Investment in Northrim Bank	183,285	181,781
Investment in NISC	1,530	1,501
Investment in NST2	310	310
Taxes receivable, net	—	6,914
Other assets	6	800
Total Assets	$218,370	$216,885
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	943	628
Total Liabilities	11,253	10,938
Shareholders' Equity
Common stock	6,559	6,883
Additional paid-in capital	50,512	62,132
Retained earnings	149,615	137,452
Accumulated other comprehensive income (loss)	431	(520)
Total Shareholders' Equity	207,117	205,947
Total Liabilities and Shareholders' Equity	$218,370	$216,885

Statements of Income for Years Ended:	2019	2018	2017
(In Thousands)
Income
Interest income	$635	$477	$408
Equity in undistributed earnings from Northrim Bank	20,680	20,888	14,055
Equity in undistributed earnings from NISC	218	166	122
Income (loss) on marketable equity securities	911	(625)	—
Other income	44	5	—
Total Income	$22,488	$20,911	$14,585
Expense
Interest expense	389	389	516
Administrative and other expenses	2,168	2,524	2,242
Total Expense	2,557	2,913	2,758
Income Before Benefit from Income Taxes	19,931	17,998	11,827
Benefit from income taxes	(760)	(2,006)	(1,324)
Net Income	$20,691	$20,004	$13,151

Statements of Cash Flows for Years Ended:	2019	2018	2017
(In Thousands)
Operating Activities:
Net income	$20,691	$20,004	$13,151
Adjustments to Reconcile Net Income to Net Cash:
Equity in undistributed earnings from subsidiaries	(20,897)	(20,920)	(14,132)
Change in fair value marketable equity securities	(911)	625	—
Stock-based compensation	832	816	665
Changes in other assets and liabilities	8,556	(6,428)	207
Net Cash Used from Operating Activities	8,271	(5,903)	(109)
Investing Activities:
Purchases of marketable equity securities	—	(3,000)	(499)
Proceeds from sales/calls/maturities of marketable equity securities	229	783	—
Investment in Northrim Bank, NISC, NCT1 & NST2	19,488	17,877	11,989
Net Cash Provided by Investing Activities	19,717	15,660	11,490
Financing Activities:
Dividends paid to shareholders	(8,512)	(7,064)	(5,965)
Proceeds from issuance of common stock and excess tax benefits	73	243	100
Repurchase of common stock	(12,569)	(494)	(1,607)
Net Cash Used from Financing Activities	(21,008)	(7,315)	(7,472)
Net change in Cash and Cash Equivalents	6,980	2,442	3,909
Cash and Cash Equivalents at beginning of year	18,314	15,872	11,963
Cash and Cash Equivalents at end of year	$25,294	$18,314	$15,872

NOTE 29 - Quarterly Results of Operations (Unaudited)

2019 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$18,062	$17,837	$17,306	$16,878
Total interest expense	1,652	1,531	1,349	1,109
Net interest income	16,410	16,306	15,957	15,769
(Benefit) provision for loan losses	(150)	(2,075)	300	750
Other operating income	9,735	10,509	9,569	7,533
Compensation expense, RML acquisition payments	468	—	—	—
Other operating expense	20,147	19,324	19,819	17,080
Income before provision for income taxes	5,680	9,566	5,407	5,472
Provision for income taxes	1,100	2,028	1,146	1,160
Net income	$4,580	$7,538	$4,261	$4,312
Earnings per share, basic	$0.70	$1.13	$0.62	$0.63
Earnings per share, diluted	$0.69	$1.11	$0.62	$0.62

2018 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$17,207	$16,580	$15,595	$14,795
Total interest expense	1,070	761	606	532
Net interest income	16,137	15,819	14,989	14,263
Benefit for loan losses	(200)	—	(300)	—
Other operating income	7,718	8,673	8,314	7,462
Compensation expense, RML acquisition payments	—	—	—	—
Other operating expense	18,300	18,099	16,606	16,795
Income before provision for income taxes	5,755	6,393	6,997	4,930
Provision for income taxes	907	1,129	1,167	868
Net Income	4,848	5,264	5,830	4,062
Less: Net income attributable to the noncontrolling interest	—	—	—	—
Net income attributable to Northrim Bancorp, Inc.	$4,848	$5,264	$5,830	$4,062
Earnings per share, basic	$0.70	$0.77	$0.85	$0.59
Earnings per share, diluted	$0.69	$0.75	$0.84	$0.58

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Item 8 of this report.
ITEM 9B.            OTHER INFORMATION
None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2020 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Exhibits

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-A filed with the SEC on January 14, 2002.)

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)

3.3      Bylaws of Northrim BanCorp, Inc. as amended (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2016.)
4.1      Description of Securities.

4.2
Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.

4.3      Indenture dated as of December 16, 2005 (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
4.4      Form of Junior Subordinated Debt Security due 2036 (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March, 16, 2006.)
10.01   Northrim Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Northrim Bancorp, Inc.’s definitive proxy statement on Schedule 14A filed with the SEC on March 15, 2010.)
10.02   Northrim Bancorp, Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed with the SEC on July 8, 2014.)
10.03   Northrim Bancorp, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed with the SEC on June 6, 2017.)
10.04   Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2011.)
10.05   Employment Agreement with Joseph M. Schierhorn dated January 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 2, 2020.)

10.06   Employment Agreement with Michael Martin dated January 1, 2020 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 2, 2020.)
10.07   Employment Agreement with Jed W. Ballard dated January 1, 2020 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 2, 2020.)
10.08   Employment Agreement with Michael Huston dated January 1, 2020 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 2, 2020.)
10.09   Employment Agreement with Benjamin Craig dated January 1, 2020 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 2, 2020.)

10.10
Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005 and January 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 2, 2015).

10.11
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

Notes to Exhibits List:
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheet at December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended

December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (vi) Notes to the Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.
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
Northrim BanCorp, Inc. is an accelerated filer and a smaller reporting company within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act.
Northrim BanCorp, Inc. is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Northrim BanCorp, Inc. is required to file reports pursuant to Section 13 of the Securities Exchange Act.
Northrim BanCorp, Inc. is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2019, was $235,097,358.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 6, 2020, was 6,460,204.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.
Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 6, 2020.
Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 6, 2020, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight
Aaron Schutt

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 6, 2020

Investor Information
Annual Meeting

Date:	Thursday, May 28, 2020
Time:	9 a.m.
Location:	Hilton Anchorage Hotel
500 West Third Avenue
Anchorage, AK 99501

Stock Symbol
Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.
Auditor
Moss Adams LLP
Transfer Agent and Registrar
American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com
Legal Counsel
Accretive Legal, PLLC
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