Form 10-Q
period 2020-03-31
NORTHRIM BANCORP INC
filed 2020-05-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 5, 2020 was 6,366,100.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$31,096	$20,518
Interest bearing deposits in other banks	54,714	74,906
Investment securities available for sale, at fair value	268,959	276,138
Marketable equity securities	7,609	7,945
Investment in Federal Home Loan Bank stock	3,312	2,138
Loans held for sale	86,258	67,834
Loans	1,081,873	1,043,371
Allowance for loan losses	(21,017)	(19,088)
Net loans	1,060,856	1,024,283
Purchased receivables, net	23,670	24,373
Mortgage servicing rights, at fair value	11,653	11,920
Other real estate owned, net	7,205	7,043
Premises and equipment, net	39,293	38,422
Operating lease right-of-use asset	13,757	14,306
Goodwill	15,017	15,017
Other intangible assets, net	1,065	1,077
Other assets	66,798	58,076
Total assets	$1,691,262	$1,643,996
LIABILITIES
Deposits:
Demand	$453,003	$451,896
Interest-bearing demand	333,352	320,264
Savings	228,383	229,918
Money market	207,418	205,801
Certificates of deposit less than $250,000	94,255	90,702
Certificates of deposit $250,000 and greater	79,081	73,770
Total deposits	1,395,492	1,372,351
Borrowings	36,877	8,891
Junior subordinated debentures	10,310	10,310
Operating lease liability	13,685	14,229
Other liabilities	37,175	31,098
Total liabilities	1,493,539	1,436,879
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,366,100 and 6,558,809 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6,366	6,559
Additional paid-in capital	44,776	50,512
Retained earnings	148,286	149,615
Accumulated other comprehensive (loss) income, net of tax	(1,705)	431
Total shareholders' equity	197,723	207,117
Total liabilities and shareholders' equity	$1,691,262	$1,643,996
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2020	2019
Interest Income
Interest and fees on loans and loans held for sale	$15,359	$14,977
Interest on investment securities available for sale	1,622	1,632
Dividends on marketable equity securities	102	107
Dividends on Federal Home Loan Bank stock	20	19
Interest on deposits in other banks	236	143
Total Interest Income	17,339	16,878
Interest Expense
Interest expense on deposits	1,484	938
Interest expense on securities sold under agreements to repurchase	—	22
Interest expense on borrowings	71	57
Interest expense on junior subordinated debentures	94	92
Total Interest Expense	1,649	1,109
Net Interest Income	15,690	15,769
Provision for loan losses	2,060	750
Net Interest Income After Provision for Loan Losses	13,630	15,019
Other Operating Income
Mortgage banking income	4,665	4,298
Purchased receivable income	921	809
Bankcard fees	643	650
Service charges on deposit accounts	362	413
Gain on sale of marketable equity securities, net	98	—
Gain on sale of investment securities available for sale, net	—	23
Unrealized (loss) gain on marketable equity securities	(871)	534
Other income	615	806
Total Other Operating Income	6,433	7,533
Other Operating Expense
Salaries and other personnel expense	12,256	11,302
Data processing expense	1,769	1,679
Occupancy expense	1,657	1,771
Professional and outside services	608	556
Marketing expense	583	419
Insurance expense	312	258
Intangible asset amortization expense	12	15
OREO (income), net rental income and gains on sale	(36)	(320)
Other operating expense	1,626	1,400
Total Other Operating Expense	18,787	17,080
Income Before Provision for Income Taxes	1,276	5,472
Provision for income taxes	243	1,160
Net Income	$1,033	$4,312
Earnings Per Share, Basic	$0.16	$0.63
Earnings Per Share, Diluted	$0.16	$0.62
Weighted Average Shares Outstanding, Basic	6,467,630	6,879,619
Weighted Average Shares Outstanding, Diluted	6,560,593	6,981,951
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net income	$1,033	$4,312
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains (losses) arising during the period	($1,330)	$1,433
Reclassification of net (gains) losses included in net income (net of tax (benefit)
expense) of $28 and $7 for the first quarters of 2020 and 2019, respectively	(70)	(16)
Derivatives and hedging activities:
Unrealized losses arising during the period	(1,867)	(393)
Income tax (expense) benefit related to unrealized gains and losses	1,131	(349)
Other comprehensive (loss) income, net of tax	(2,136)	675
Comprehensive (loss) income	($1,103)	$4,987

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(2,087)	—	(2,087)
Stock-based compensation expense	—	—	196	—	—	196
Exercise of stock options and vesting of restricted stock units, net	2	2	(2)	—	—	—
Repurchase of common stock	(6)	(6)	(199)	—	—	(205)
Other comprehensive income, net of tax	—	—	—	—	675	675
Net income	—	—	—	4,312	—	4,312
Balance as of March 31, 2019	6,879	$6,879	$62,127	$139,677	$155	$208,838
Cash dividend declared	—	—	—	(2,060)	—	(2,060)
Stock-based compensation expense	—	—	155	—	—	155
Repurchase of common stock	(150)	(150)	(5,048)	—	—	(5,198)
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	4,261	—	4,261
Balance as of June 30, 2019	6,729	$6,729	$57,234	$141,878	$497	$206,338
Cash dividend declared	—	—	—	(2,199)	—	(2,199)
Stock-based compensation expense	—	—	193	—	—	193
Exercise of stock options and vesting of restricted stock units, net	3	3	(37)	—	—	(34)
Repurchase of common stock	(192)	(192)	(6,974)	—	—	(7,166)
Other comprehensive loss, net of tax	—	—	—	—	(631)	(631)
Net income	—	—	—	7,538	—	7,538
Balance as of September 30, 2019	6,540	$6,540	$50,416	$147,217	($134)	$204,039
Cash dividend declared	—	—	—	(2,182)	—	(2,182)
Stock-based compensation expense	—	—	288	—	—	288
Exercise of stock options and vesting of restricted stock units, net	19	19	(192)	—	—	(173)
Other comprehensive income, net of tax	—	—	—	—	565	565
Net income	—	—	—	4,580	—	4,580
Balance as of December 31, 2019	6,559	$6,559	$50,512	$149,615	$431	$207,117

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2020	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend declared	—	—	—	(2,223)	—	(2,223)
Stock-based compensation expense	—	—	242	—	—	242
Repurchase of common stock	(193)	(193)	(6,117)	—	—	(6,310)
Other comprehensive loss, net of tax	—	—	—	—	(2,136)	(2,136)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	1,033	—	1,033
Balance as of March 31, 2020	6,366	$6,366	$44,776	$148,286	($1,705)	$197,723
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Operating Activities:
Net income	$1,033	$4,312
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	(98)	(23)
Depreciation and amortization of premises and equipment	761	733
Amortization of software	276	246
Intangible asset amortization	12	15
Amortization of investment security premium, net of discount accretion	(15)	25
Loss (gain) on marketable equity securities	871	(534)
Deferred tax (benefit) expense	(1,061)	365
Stock-based compensation	242	196
Amortization of deferred loan fees, net of costs	(148)	(187)
Provision for loan losses	2,060	750
Reserve (benefit) for purchased receivables	5	(49)
Additions to home mortgage servicing rights carried at fair value	(663)	(1,107)
Change in fair value of home mortgage servicing rights carried at fair value	930	674
Change in fair value of commercial servicing rights carried at fair value	21	23
Gain on sale of loans	(4,643)	(2,927)
Proceeds from the sale of loans held for sale	154,443	99,873
Origination of loans held for sale	(168,224)	(92,447)
Gain on sale of other real estate owned	(37)	(316)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(495)	(193)
(Increase) decrease in other assets	(3,186)	898
Decrease (increase) in other liabilities	975	(1,441)
Net Cash (Used) Provided by Operating Activities	(16,941)	8,886
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(38,906)	(10,376)
Purchases of marketable equity securities	(1,038)	—
Purchases of FHLB stock	(1,943)	(210)
Proceeds from sales/calls/maturities of securities available for sale	44,868	8,977
Proceeds from sales of marketable equity securities	503	—
Proceeds from redemption of FHLB stock	769	240
Decrease in purchased receivables, net	698	(6,831)
Increase in loans, net	(38,647)	2,282
Proceeds from sale of other real estate owned	37	1,085
Purchases of premises and equipment	(1,632)	(621)
Net Cash (Used) Provided by Investing Activities	(35,291)	(5,454)
Financing Activities:
Increase (decrease) in deposits	23,141	(70)
Increase in securities sold under repurchase agreements	—	343
Increase (decrease) in borrowings	27,986	(41)
Repurchase of common stock	(6,310)	(205)
Cash dividends paid	(2,199)	(2,064)
Net Cash Provided (Used) by Financing Activities	42,618	(2,037)
Net Change in Cash and Cash Equivalents	(9,614)	1,395
Cash and Cash Equivalents at Beginning of Period	95,424	77,538

Cash and Cash Equivalents at End of Period	$85,810	$78,933

Supplemental Information:
Income taxes paid	$3	$—
Interest paid	$1,605	$1,074
Transfer of loans to other real estate owned	$162	$—
Non-cash lease liability arising from obtaining right of use assets	$—	$528
Cash dividends declared but not paid	$24	$23

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2020
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including allowing entities to elect an accounting policy to account for forfeitures as they occur by reversing compensation expense when the award is forfeited instead of estimating future forfeitures that will occur when recognizing compensation expense related to share-based payment awards. The Company elected to account for forfeitures as they occur in accordance with the guidance in ASU 2016-09 on January 1, 2020, which resulted in a $139,000 decrease in beginning retained earnings through a cumulative-effect adjustment.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial position or results of operations.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company adopted ASU 2020-04 as of March 31, 2020. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial position or results of operations because no contract modifications have been made to date.

Accounting pronouncements to be implemented in future periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. For loans and held-to-maturity debt securities, ASU 2016-13 requires a current expected credit loss ("CECL") measurement to estimate the allowance for credit losses ("ACL") for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's loan portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed by the President of the United States that included an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022.
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

•
An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and off balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

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

We will recognize an ACL for available-for-sale and held-to-maturity debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant. As of March 31, 2020, the Company does not hold any debt securities classified as held-to-maturity.

The ultimate effect of CECL on our ACL will depend on the size and composition of our loan and investment portfolios, the portfolios' credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.

2. Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2020 and December 31, 2019, is as follows:

(In Thousands)	March 31, 2020		December 31, 2019
Intangible assets:	Community Banking Segment	Home Mortgage Lending Segment	Community Banking Segment	Home Mortgage Lending Segment
Goodwill	$7,525	$7,492	$7,525	$7,492
Core deposit intangible	115	—	127	—
Trade name intangible	—	950	—	950
Total	$7,640	$8,442	$7,652	$8,442

The Company performed goodwill impairment testing at March 31, 2020 in accordance with the policy described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's policy dictates that the Company will perform interim impairment testing when a triggering event occurs. The Company performed this interim impairment test using a discounted cash flow approach. The estimated fair value of each of the Company's segments exceeds its carrying value as of March 31, 2020, and we therefore concluded that no impairment existed at that time.

3. Cash and Cash Equivalents
The Company is required to maintain a $0 minimum average daily balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period for the quarter ended March 31, 2020, was $0.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

As of March 31, 2020, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

4. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$209,183	$2,745	($19)	$211,909
Municipal securities	2,295	28	—	2,323
Corporate bonds	31,762	78	(1,273)	30,567
Collateralized loan obligations	25,700	—	(1,540)	24,160
Total securities available for sale	$268,940	$2,851	($2,832)	$268,959
December 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$210,756	$1,133	($37)	$211,852
Municipal securities	3,288	9	—	3,297
Corporate bonds	34,764	302	—	35,066
Collateralized loan obligations	25,980	—	(57)	25,923
Total securities available for sale	$274,788	$1,444	($94)	$276,138

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
Securities available for sale
U.S. Treasury and government sponsored entities	$9,981	($19)	$—	$—	$9,981	($19)
Corporate bonds	28,487	(1,273)	—	—	28,487	(1,273)
Collateralized loan obligations	21,316	(1,393)	2,844	(147)	24,160	(1,540)
Total	$59,784	($2,685)	$2,844	($147)	$62,628	($2,832)
December 31, 2019:
Securities available for sale
U.S. Treasury and government sponsored entities	$39,797	($33)	$2,996	($4)	$42,793	($37)
Collateralized loan obligations	14,972	(17)	7,951	(40)	22,923	(57)
Total	$54,769	($50)	$10,947	($44)	$65,716	($94)

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At March 31, 2020 and December 31, 2019, there were 17 and 8 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 1 and 3 securities as of March 31, 2020 and December 31, 2019 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2020 and December 31, 2019, $38.2 million and $30.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2020, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$60,009	$60,653	2.20%
1-5 years	149,174	151,256	1.93%
Total	$209,183	$211,909	2.00%
Corporate bonds
Within 1 year	$7,002	$6,968	2.59%
1-5 years	22,758	21,776	2.68%
5-10 years	2,002	1,823	2.80%
Total	$31,762	$30,567	2.67%
Collateralized loan obligations
5-10 years	$5,719	$5,564	3.45%
Over 10 years	19,981	18,596	3.19%
Total	$25,700	$24,160	3.25%
Municipal securities
1-5 years	$2,295	$2,323	3.94%
Total	$2,295	$2,323	3.94%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three-month periods ending March 31, 2020 and 2019, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended March 31, 2020
Available for sale securities	$—	$—	$—
Three Months Ended March 31, 2019
Available for sale securities	$4,219	$23	$—

A summary of interest income for the three-month periods ending March 31, 2020 and 2019, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2020	2019
US Treasury and government sponsored entities	$1,161	$1,071
Other	434	509
Total taxable interest income	$1,595	$1,580
Municipal securities	$27	$52
Total tax-exempt interest income	$27	$52
Total	$1,622	$1,632

5.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2020
AQR Pass	$417,970	$33,920	$73,507	$135,880	$296,153	$39,915	$15,240	$24,232	$1,036,817
AQR Special Mention	2,117	1,507	—	3,733	17,319	1,190	178	—	26,044
AQR Substandard	14,699	915	—	6,840	—	1,176	87	117	23,834
AQR Doubtful	46	—	—	—	—	—	—	—	46
AQR Loss	—	—	—	—	—	—	69	—	69
Subtotal	$434,832	$36,342	$73,507	$146,453	$313,472	$42,281	$15,574	$24,349	$1,086,810
Less: Unearned origination fees, net of origination costs									(4,937)
Total loans									$1,081,873
December 31, 2019
AQR Pass	$394,107	$34,132	$61,808	$129,959	$295,482	$38,771	$15,860	$24,464	$994,583
AQR Special Mention	2,279	3,337	—	3,828	17,478	2,559	179	—	29,660
AQR Substandard	16,304	1,349	—	5,104	—	1,176	159	121	24,213
Subtotal	$412,690	$38,818	$61,808	$138,891	$312,960	$42,506	$16,198	$24,585	$1,048,456
Less: Unearned origination fees, net of origination costs									(5,085)
Total loans									$1,043,371

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $13.4 million and $14.0 million at March 31, 2020 and December 31, 2019, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
March 31, 2020
Commercial	$4,285	$308	$3,030	$1,717	$9,340
Real estate construction one-to-four family	—	—	915	—	915
Real estate term owner occupied	1,029	637	1,614	179	3,459
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	67	67
Consumer other	30	—	—	87	117
Total nonperforming loans	5,344	945	6,735	2,050	15,074
Government guarantees on nonaccrual loans	(340)	—	—	(1,331)	(1,671)
Net nonaccrual loans	$5,004	$945	$6,735	$719	$13,403
December 31, 2019
Commercial	$270	$385	$2,862	$5,636	$9,153
Real estate construction one-to-four family	—	—	1,349	—	1,349
Real estate term owner occupied	1,641	—	623	1,225	3,489
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	68	68
Consumer other	26	89	—	6	121
Total nonperforming loans	1,937	474	6,010	6,935	15,356
Government guarantees on nonaccrual loans	(268)	—	—	(1,137)	(1,405)
Net nonaccrual loans	$1,669	$474	$6,010	$5,798	$13,951

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
March 31, 2020
Commercial	$561	$237	$—	$798	$9,340	$424,694	$434,832
Real estate construction one-to-four family	—	—	—	—	915	35,427	36,342
Real estate construction other	—	—	—	—	—	73,507	73,507
Real estate term owner occupied	2,502	—	—	2,502	3,459	140,492	146,453
Real estate term non-owner occupied	—	—	—	—	—	313,472	313,472
Real estate term other	—	—	—	—	1,176	41,105	42,281
Consumer secured by 1st deed of trust	254	—	—	254	67	15,253	15,574
Consumer other	—	—	—	—	117	24,232	24,349
Subtotal	$3,317	$237	$—	$3,554	$15,074	$1,068,182	$1,086,810
Less: Unearned origination fees, net of origination costs							(4,937)
Total							$1,081,873
December 31, 2019
Commercial	$270	$—	$—	$270	$9,153	$403,267	$412,690
Real estate construction one-to-four family	—	—	—	—	1,349	37,469	38,818
Real estate construction other	—	—	—	—	—	61,808	61,808
Real estate term owner occupied	338	—	—	338	3,489	135,064	138,891
Real estate term non-owner occupied	—	—	—	—	—	312,960	312,960
Real estate term other	26	—	—	26	1,176	41,304	42,506
Consumer secured by 1st deed of trust	750	—	—	750	68	15,380	16,198
Consumer other	150	—	—	150	121	24,314	24,585
Subtotal	$1,534	$—	$—	$1,534	$15,356	$1,031,566	$1,048,456
Less: Unearned origination fees, net of origination costs							(5,085)
Total							$1,043,371

Impaired Loans: At March 31, 2020 and December 31, 2019, the recorded investment in loans that are considered to be impaired was $24.4 million and $24.7 million, respectively.  The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2020
With no related allowance recorded
Commercial - AQR substandard	$9,565	$9,762	$—
Real estate construction one-to-four family - AQR substandard	915	915	—
Real estate term owner occupied - AQR substandard	6,840	6,840	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term other - AQR pass	397	397	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	121	121	—
Consumer secured by 1st deeds of trust - AQR substandard	87	92	—
Consumer secured by 1st deeds of trust - AQR loss	67	67	—
Consumer other - AQR substandard	87	92	—
Subtotal	$19,432	$19,639	$—

With an allowance recorded
Commercial - AQR substandard	$4,988	$4,988	$682
Subtotal	$4,988	$4,988	$682

Total
Commercial - AQR substandard	$14,553	$14,750	$682
Real estate construction one-to-four family - AQR substandard	915	915	—
Real estate term owner-occupied - AQR substandard	6,840	6,840	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term other - AQR pass	397	397	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	121	121	—
Consumer secured by 1st deeds of trust - AQR substandard	87	92	—
Consumer secured by 1st deeds of trust - AQR loss	67	67	—
Consumer other - AQR substandard	87	92	—
Total	$24,420	$24,627	$682

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Commercial - AQR substandard	$15,517	$15,582	$—
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Subtotal	$24,112	$24,185	$—

With an allowance recorded
Commercial - AQR substandard	$561	$561	$17
Subtotal	$561	$561	$17

Total
Commercial - AQR substandard	$16,078	$16,143	$17
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Total	$24,673	$24,746	$17

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three-month periods ended March 31, 2020 and 2019:

Three Months Ended March 31,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$2,082	$33
Commercial - AQR substandard	8,383	30	16,796	91
Real estate construction one-to-four family - AQR substandard	1,132	—	2,903	—
Real estate term owner occupied- AQR substandard	6,047	28	5,914	34
Real estate term non-owner occupied- AQR pass	177	3	289	5
Real estate term non-owner occupied- AQR substandard	—	—	931	—
Real estate term other - AQR pass	407	7	477	8
Real estate term other - AQR substandard	1,176	—	578	—
Consumer secured by 1st deeds of trust - AQR pass	122	3	128	3
Consumer secured by 1st deeds of trust - AQR substandard	89	2	246	2
Consumer secured by 1st deeds of trust - AQR loss	68	—	—	—
Consumer other - AQR substandard	89	—	—	—
Subtotal	$17,690	$73	$30,344	$176

With an allowance recorded
Commercial - AQR substandard	$5,047	$—	$844	$—
Real estate term other - AQR substandard	—	—	660	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	217	—
Subtotal	$5,047	$—	$1,721	$—

Total
Commercial - AQR pass	$—	$—	$2,082	$33
Commercial - AQR substandard	13,430	30	17,640	91
Real estate construction one-to-four family - AQR substandard	1,132	—	2,903	—
Real estate term owner-occupied - AQR substandard	6,047	28	5,914	34
Real estate term non-owner occupied - AQR pass	177	3	289	5
Real estate term non-owner occupied - AQR substandard	—	—	931	—
Real estate term other - AQR pass	407	7	477	8
Real estate term other - AQR substandard	1,176	—	1,238	—
Consumer secured by 1st deeds of trust - AQR pass	122	3	128	3
Consumer secured by 1st deeds of trust - AQR substandard	89	2	463	2
Consumer secured by 1st deeds of trust - AQR loss	68	—	—	—
Consumer other - AQR substandard	89	—	—	—
Total Impaired Loans	$22,737	$73	$32,065	$176

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $12.6 million and $10.1 million at March 31, 2020 and December 31, 2019, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise. The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act, however as of March 31, 2020 the Company has not made loan modifications related to COVID-19.

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
The following table presents the breakout between newly restructured loans that occurred during the three months ended March 31, 2020 and restructured loans that occurred prior to 2020 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$3,281	$—	$3,281
Subtotal	$3,281	$—	$3,281
Existing Troubled Debt Restructurings	$1,108	$8,237	$9,345
Total	$4,389	$8,237	$12,626

There were no newly restructured loans that occurred during the three months ended March 31, 2019. The following tables present newly restructured loans that occurred during the three months ended March 31, 2020, by concession (terms modified):

		March 31, 2020
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$3,249	$—	$—	$3,249
Total	1	$—	$3,249	$—	$—	$3,249
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$3,281	$—	$—	$3,281
Total	1	$—	$3,281	$—	$—	$3,281

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the three months ended March 31, 2020 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses ("Allowance"). There were three TDRs with specific impairment at March 31, 2020 and none at December 31, 2019.
The following table presents TDRs that defaulted within twelve months of restructure and defaulted during the three months ended March 31, 2020 and 2019:

		March 31, 2020		March 31, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In Thousands)
Troubled Debt Restructurings that Subsequently Defaulted:
Commercial - AQR substandard	—	$—	3	$1,146
Real estate term owner occupied - AQR substandard	—	—	2	1,694
Total	—	$—	5	$2,840

6.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended March 31,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Charge-Offs	(151)	—	—	—	—	—	—	(14)	—	(165)
Recoveries	26	—	—	—	—	1	—	7	—	34
Provision (benefit)	1,790	—	262	242	311	39	4	24	(612)	2,060
Balance, end of period	$8,269	$643	$1,279	$2,430	$5,491	$711	$274	$453	$1,467	$21,017
Balance, end of period:
Individually evaluated
for impairment	$682	$—	$—	$—	$—	$—	$—	$—	$—	$682
Balance, end of period:
Collectively evaluated
for impairment	$7,587	$643	$1,279	$2,430	$5,491	$711	$274	$453	$1,467	$20,335
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(109)	—	—	—	—	—	—	—	—	(109)
Recoveries	44	—	—	—	—	2	—	3	—	49
Provision (benefit)	883	(16)	92	293	323	126	90	72	(1,113)	750
Balance, end of period	$6,478	$659	$1,367	$2,320	$6,122	$844	$396	$501	$1,522	$20,209
Balance, end of period:
Individually evaluated
for impairment	$212	$—	$—	$—	$—	$54	$39	$—	$—	$305
Balance, end of period:
Collectively evaluated
for impairment	$6,266	$659	$1,367	$2,320	$6,122	$790	$357	$501	$1,522	$19,904

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
March 31, 2020
Balance, end of period	$433,388	$36,130	$72,725	$145,693	$311,869	$41,980	$15,562	$24,526	$1,081,873
Balance, end of period:
Individually evaluated
for impairment	$14,553	$915	$—	$6,840	$177	$1,573	$275	$87	$24,420
Balance, end of period:
Collectively evaluated
for impairment	$418,835	$35,215	$72,725	$138,853	$311,692	$40,407	$15,287	$24,439	$1,057,453
December 31, 2019
Balance, end of period	$411,327	$38,503	$60,906	$138,181	$311,302	$42,200	$16,191	$24,761	$1,043,371
Balance, end of period:
Individually evaluated
for impairment	$16,077	$1,349	$—	$5,104	$178	$1,594	$281	$90	$24,673
Balance, end of period:
Collectively evaluated
for impairment	$395,250	$37,154	$60,906	$133,077	$311,124	$40,606	$15,910	$24,671	$1,018,698

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
March 31, 2020
Individually evaluated for impairment:
AQR Substandard	$682	$—	$—	$—	$—	$—	$—	$—	$—	$682
Collectively evaluated for impairment:
AQR Pass	7,473	617	1,279	2,365	5,151	690	269	448	—	18,292
AQR Special Mention	63	26	—	65	340	21	5	—	—	520
AQR Substandard	5	—	—	—	—	—	—	5	—	10
AQR Doubtful	46	—	—	—	—	—	—	—	—	46
Unallocated	—	—	—	—	—	—	—	—	1,467	1,467
	$8,269	$643	$1,279	$2,430	$5,491	$711	$274	$453	$1,467	$21,017
December 31, 2019
Individually evaluated for impairment:
AQR Substandard	$17	$—	$—	$—	$—	$—	$—	$—	$—	$17
Collectively evaluated for impairment:
AQR Pass	6,514	588	1,017	2,125	4,829	629	266	431	—	16,399
AQR Special Mention	64	55	—	63	351	42	4	—	—	579
AQR Substandard	9	—	—	—	—	—	—	5	—	14
Unallocated	—	—	—	—	—	—	—	—	2,079	2,079
	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088

7. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of March 31, 2020, the Company has one class of purchased receivables.  There were no purchased receivables past due at March 31, 2020 or December 31, 2019, and there were no restructured purchased receivables at March 31, 2020 or December 31, 2019.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2020	December 31, 2019
Purchased receivables	$23,769	$24,467
Reserve for purchased receivable losses	(99)	(94)
Total	$23,670	$24,373

The following table sets forth information regarding changes in the purchased receivable reserve for the three-month periods ending March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Balance, beginning of period	$94	$190
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
Reserve (benefit) for purchased receivables	5	(49)
Balance, end of period	$99	$141

8. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019

Balance, beginning of period	$11,920	$10,821
Additions for new MSR capitalized	663	1,107
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(701)	(377)
Other (2)	(229)	(297)
Balance, end of period	$11,653	$11,254

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2020 and December 31, 2019:

(In Thousands)	March 31, 2020	December 31, 2019

Balance of mortgage loans serviced for others	$678,096	$659,048
MSR as a percentage of serviced loans	1.72%	1.81%

The Company recognized servicing fees of $663,000 and $561,000 during the three-month periods ending March 31, 2020 and 2019, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the key assumptions used in measuring the fair value of MSR as of March 31, 2020 and December 31, 2019:

	2020	2019

Constant prepayment rate	12.14%	10.61%
Discount rate	8.25%	8.52%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at March 31, 2020 and December 31, 2019 were as follows:

(In Thousands)		March 31, 2020	December 31, 2019
Aggregate portfolio principal balance		$678,096	$659,048
Weighted average rate of note		3.88%	3.90%

March 31, 2020	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	12.14%	30.71%	33.44%
Discount rate	8.25%	7.25%	6.25%
Fair value MSR	$11,653	$6,303	$5,904
Percentage of MSR	1.72%	0.93%	0.87%

December 31, 2019
Constant prepayment rate	10.61%	26.25%	28.39%
Discount rate	8.52%	7.52%	6.52%
Fair value MSR	$11,920	$7,005	$6,625
Percentage of MSR	1.81%	1.06%	1.01%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four family Alaska Housing Finance Corporation/FNMA/FHLMC serviced home loan. The above tables reference a 100 basis point and 200 basis point decrease in discount rates.

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

Commercial servicing rights

The commercial servicing right asset ("CSR") has a carrying value $1.2 million at March 31, 2020 and December 31, 2019, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $249.9 million and $252.9 million at March 31, 2020 and December 31, 2019, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2020 and December 31, 2019 include a constant prepayment rate of 12.25% and a discount rate of 11.70%.

9. Leases

We adopted ASU 2016-02 Leases (Topic 842) ("ASU 2016-02") using the modified retrospective approach with an effective date as of January 1, 2019. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient on not separating lease components from nonlease components for all operating leases. Additionally, the Company has elected to not apply ASU 2016-02 to short-term leases. Short-

term leases are those leases that, at the lease commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

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

As of March 31, 2020, the Company has operating lease ROU assets of $13.8 million and operating lease liabilities of $13.7 million. As of December 31, 2019, the Company had operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company did not have any agreements that are classified as finance leases in 2019 or 2020.

The following table presents additional information about the Company's operating leases:

(In Thousands)	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Lease Cost
Operating lease cost(1)	$695	$678
Short term lease cost(1)	9	9
Total lease cost	$704	$687

Other information
Operating leases - operating cash flows	$669	$682
Weighted average lease term - operating leases, in years	10.80	11.22
Weighted average discount rate - operating leases	3.33%	3.31%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020 (Nine months)	$2,007
2021	2,581
2022	2,139
2023	1,850
2024	1,742
Thereafter	6,454
Total minimum lease payments	$16,773
Less: amount of lease payment representing interest	(3,088)
Present value of future minimum lease payments	$13,685

10. Revenue
The Company's revenue is included in net interest income and other operating income on its Consolidated Statements of Income. Topic 606 in the Accounting Standards Codification includes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ended March 31, 2020 and 2019:

(In Thousands)	Three Months Ended March 31,
Other operating income	2020	2019
In-scope of Topic 606:
Bankcard fees	$643	$650
Service charges on deposit accounts	362	413
Other	313	365
Other operating income (in-scope of Topic 606)	$1,318	$1,428
Other operating income (out-of-scope of Topic 606)	5,115	6,105
Total other operating income	$6,433	$7,533

Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $37,000 and $316,000 for the three months ended March 31, 2020 and 2019, respectively.

11.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $9.3 million as of March 31, 2020 and $4.7 million as of December 31, 2019 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $93.4 million and $94.4 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the notional amount of interest rate swaps is made up of eight variable to fixed rate swaps to commercial loan customers totaling $46.7 million, and eight fixed to variable rate swaps with a counterparty totaling $46.7 million. Changes in fair value from these eight interest rate swaps offset each other in the first three months of 2020. The Company recognized no fee income related to interest rate swaps in the three-month periods ending March 31, 2020 and March 31, 2019, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 2.11% as of March 31, 2020. The Company pledged $2.9 million and $1.3 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2020 and December 31, 2019, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $2.4 million as of March 31, 2020 and the unrealized loss was $534,000 as of December 31, 2019.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $197.9 million and $48.8 million at March 31, 2020 and December 31, 2019, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2020 and December 31, 2019:

(In Thousands)	Asset Derivatives
		March 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,028	$2,950
Interest rate lock commitments	Other assets	3,188	810
Total		$11,216	$3,760

(In Thousands)	Liability Derivatives
		March 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,028	$2,950
Retail interest rate contracts	Other liabilities	2,760	71
Total		$10,788	$3,021

The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three-month periods ending March 31, 2020 and 2019:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2020	2019
Retail interest rate contracts	Mortgage banking income	($3,124)	($168)
Interest rate lock commitments	Mortgage banking income	2,144	224
Total		($980)	$56

Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of March 31, 2020 and December 31, 2019:

March 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,028	$—	$8,028	$—	$—	$8,028

Liability Derivatives
Interest rate swaps	$8,028	$—	$8,028	$—	$8,028	$—
Retail interest rate contracts	2,760	—	2,760	—	—	2,760

December 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$—	$2,950

Liability Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$2,950	$—
Retail interest rate contracts	71	—	71	—	—	71

12.  Stock Incentive Plan
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
The Company measures the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. For the quarters ended March 31, 2020 and 2019, the Company recognized $39,000 and $32,000, respectively, in stock option compensation expense as a component of salaries and other personnel expense.
The Company allows stock options to be exercised through cash or cashless transactions. Cashless stock option exercises require a portion of the options exercised to be net settled in satisfaction of the exercise price and applicable tax withholding requirements. There were no stock options exercised for the three-month period ended March 31, 2020.
The Company issued 1,723 shares from the exercises of stock options in the three-month periods ended March 31, 2019. The Company received $0 cash for the stock option exercises in the three-month periods ended March 31, 2019. In the three months ended March 31, 2019, the Company net settled $66,000 for cashless stock option exercises. The Company withheld $49,000 to pay for stock option exercises or income taxes the resulted from the exercise of stock options in the three-month periods ended March 31, 2019.
There were no stock options granted in the three-month periods ended March 31, 2020 or 2019.
Restricted Stock Units:  The Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period. For the three months ended March 31, 2020 and 2019, the Company recognized $204,000 and $164,000, respectively, in restricted stock unit compensation expense as a component of salaries and other personnel expense.
There were no restricted stock units granted in the three-month periods ended March 31, 2020 or 2019.

13.  Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment securities available for sale and marketable equity securities: Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Estimated fair values as of the periods indicated are as follows:

	March 31, 2020		December 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$85,810	$85,810	$95,424	$95,424
Investment securities available for sale	77,085	77,085	75,456	75,456
Marketable equity securities	7,609	7,609	7,945	7,945

Level 2 inputs:
Investment securities available for sale	191,874	191,874	200,682	200,682
Investment in Federal Home Loan Bank stock	3,312	3,312	2,138	2,138
Accrued interest receivable	5,007	5,007	4,512	4,512
Interest rate swaps	8,028	8,028	2,950	2,950

Level 3 inputs:
Loans and loans held for sale	1,168,131	1,162,777	1,111,205	1,095,031
Purchased receivables, net	23,670	23,670	24,373	24,373
Interest rate lock commitments	3,188	3,188	810	810
Mortgage servicing rights	11,653	11,653	11,920	11,920
Commercial servicing rights	1,200	1,200	1,214	1,214

Financial liabilities:
Level 2 inputs:
Deposits	$1,395,492	$1,399,541	$1,372,351	$1,373,647
Borrowings	36,877	37,749	8,891	9,216
Accrued interest payable	67	67	23	23
Interest rate swaps	10,429	10,429	3,484	3,484
Retail interest rate contracts	2,760	2,760	71	71

Level 3 inputs:
Junior subordinated debentures	10,310	10,696	10,310	11,000

The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,909	$58,097	$153,812	$—
Municipal securities	2,323	—	2,323	—
Corporate bonds	30,567	18,988	11,579	—
Collateralized loan obligations	24,160	—	24,160	—
Total available for sale securities	$268,959	$77,085	$191,874	$—
Marketable equity securities	$7,609	$7,609	$—	$—
Total marketable equity securities	$7,609	$7,609	$—	$—
Interest rate swaps	$8,028	$—	$8,028	$—
Interest rate lock commitments	3,188	—	—	3,188
Mortgage servicing rights	11,653	—	—	11,653
Commercial servicing rights	1,200	—	—	1,200
Total other assets	$24,069	$—	$8,028	$16,041
Liabilities:
Interest rate swaps	$10,429	$—	$10,429	$—
Retail interest rate contracts	2,760	—	2,760	—
Total other liabilities	$13,189	$—	$13,189	$—
December 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,852	$57,480	$154,372	$—
Municipal securities	3,297	—	3,297	—
Corporate bonds	35,066	17,976	17,090	—
Collateralized loan obligations	25,923	—	25,923	—
Total available for sale securities	$276,138	$75,456	$200,682	$—
Marketable equity securities	$7,945	$7,945	$—	$—
Total marketable securities	$7,945	$7,945	$—	$—
Interest rate swaps	$2,950	$—	$2,950	$—
Interest rate lock commitments	810	—	—	810
Mortgage servicing rights	11,920	—	—	11,920
Commercial servicing rights	1,214	—	—	1,214
Total other assets	$16,894	$—	$2,950	$13,944
Liabilities:
Interest rate swaps	$3,484	$—	$3,484	$—
Retail interest rate contracts	71	—	71	—
Total other liabilities	$3,555	$—	$3,555	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2020 and 2019:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2020
Interest rate lock commitments	$810	($897)	$7,507	($4,232)	$3,188	$3,188
Mortgage servicing rights	11,920	(930)	663	—	11,653	—
Commercial servicing rights	1,214	(21)	7	—	1,200	—
Total	$13,944	($1,848)	$8,177	($4,232)	$16,041	$3,188
Three Months Ended March 31, 2019
Interest rate lock commitments	$978	($329)	$3,096	($2,508)	$1,237	$1,237
Mortgage servicing rights	10,821	(674)	1,107	—	11,254	—
Commercial servicing rights	1,030	(23)	40	—	1,047	—
Total	$12,829	($1,026)	$4,243	($2,508)	$13,538	$1,237

There were no changes in unrealized gains and losses for the three month periods ending March 31, 2020 and 2019 included in other comprehensive income for recurring Level 3 fair value measurements.
As of and for the periods ending March 31, 2020 and December 31, 2019, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Loans measured for impairment	$4,988	$—	$—	$4,988
Total	$4,988	$—	$—	$4,988
December 31, 2019
Loans measured for impairment	$561	$—	$—	$561
Total	$561	$—	$—	$561

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Loans measured for impairment	$665	$292
Total loss from nonrecurring measurements	$665	$292

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	25% - 75%
Interest rate lock commitment	External pricing model	Pull through rate	88.76%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.68% - 12.23%
		Discount rate	8.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%
December 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.11% - 10.67%
		Discount rate	8.51% - 8.66%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%

14.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2020, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,880	$459	$17,339
Interest expense	1,619	30	1,649
Net interest income	15,261	429	15,690
Provision for loan losses	2,060	—	2,060
Other operating income	1,768	4,665	6,433
Other operating expense	13,612	5,175	18,787
Income (loss) before provision for income taxes	1,357	(81)	1,276
Provision (benefit) for income taxes	266	(23)	243
Net income (loss)	$1,091	($58)	$1,033

	Three Months Ended March 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,512	$366	$16,878
Interest expense	1,024	85	1,109
Net interest income	15,488	281	15,769
Provision for loan losses	750	—	750
Other operating income	3,235	4,298	7,533
Other operating expense	12,518	4,562	17,080
Income before provision for income taxes	5,455	17	5,472
Provision for income taxes	1,155	5	1,160
Net income	$4,300	$12	$4,312

March 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,568,817	$122,445	$1,691,262
Loans held for sale	$—	$86,258	$86,258

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

15. Subsequent Events
The provisions of the CARES Act created the Paycheck Protection Program ("PPP") through the Small Business Administration ("SBA") in early April, 2020. As of May 4, 2020, the Company has originated $324 million in PPP loans and has an additional $55 million in the PPP loan pipeline.
In order to provide additional liquidity to banks participating in the PPP, the Federal Reserve Bank created the Paycheck Protection Program Lending Facility ("PPPLF") which provides banks with term, nonrecourse borrowings secured by PPP loans. The interest rate of PPPLF borrowings is fixed at 0.35%. The maturity dates for term borrowings incurred by the Company under the PPPLF equal the maturity dates of the PPP loans pledged to secure the extension of credit, which is two years. The maturity date of the PPPLF borrowings will be accelerated if the underlying PPP loan goes into default and the Company sells the PPP loan to the SBA to realize on the SBA guarantee. The maturity date of the PPPLF borrowings will also be accelerated to the extent of any loan forgiveness reimbursement received by the Company from the SBA.
On April 9, 2020, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios, so origination of PPP loans does not require the Company to carry additional capital.
As of May 4, 2020, the Company has $104 million of PPPLF borrowings. The Company has pledged $104 million in PPP loans as collateral for these borrowings.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company’s critical accounting policies include those that address the accounting for the allowance for loan losses ("Allowance"), valuation of goodwill and other intangible assets, the valuation of other real estate owned ("OREO"), and the valuation of mortgage servicing rights.  These critical accounting policies are further described in Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.
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
Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the ASU 2016-13, which will continue until adoption, including parallel runs for current expected credit losses ("CECL") alongside our current allowance process.
We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed substantially all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2020. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:

•
An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and offbalance- sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

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

As a Smaller Reporting Company, the Company is not required to adopt CECL before January 1, 2023, and we have elected not to early adopt as of January 1, 2020. However, we have the option to early adopt CECL as of either January 1, 2021, or January 1, 2022. Based on our loan portfolio composition at March 31, 2020, and the Company's current economic forecast, had we elected to early adopt CECL as of March 31, 2020, we estimate the impact of adoption to be an overall decrease in our allowance for credit losses ("ACL") for loans between $6.0 million and $7.0 million. The reduction reflects an expected decrease for all loan segments given their short contractual maturities. The Company does not hold a material amount of residential mortgage loans with long or indeterminate maturities as of March 31, 2020. In most instances the Company believes that the ACL for these types of loans would lead to an increase in the ACL. We will continue to evaluate and refine the results of our loss estimates until adoption of ASU 2016-13.
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

Update on Economic Conditions
The Alaska economy continued positive improvements throughout 2019 and into the beginning of 2020. The most recent macro-economic indicators showed a healthy economy that was growing and adding jobs. However, a new paradigm arose from the COVID-19 virus that is expected to bring an end to positive growth. National and local economies have been significantly altered from government rules implemented to help slow the spread of the virus around the country. These impacts have only begun to take effect in the latter half of the first quarter of the year.
The Alaska State Department of Labor reported growth of 1,300 jobs in February of 2020 compared to February of 2019. This is an increase of 0.4% year-over-year. October of 2018 was the first month of year-over-year increase in employment since September of 2015. After 37 months of year-over-year declines, Alaska now had 14 consecutive months of year-over-year job increases prior to the impacts from COVID-19.
According to the Alaska State Department of Labor, Oil and Gas led the February 2020 year-over-year growth with a positive 500 jobs for a 5% growth rate. Health Care also grew by 500 jobs over the prior year, which is an increase of 1.3% for the larger direct employment sector. The Construction industry has grown by 400 jobs or 2.9% during the same 12 month period. Tourism helped boost Leisure & Hospitality employment by 300 jobs or 1%.
The largest decline was 500 government jobs. State jobs decreased by 400, local government jobs declined by 200, while federal government jobs grew by 100. This was primarily a response to state budget cuts. The other two major sectors to shrink were Manufacturing (primarily seafood processing) down 300 jobs or -2.5% and Information Services down 200 jobs or -3.7%.
Alaska’s seasonally adjusted gross state product (“GSP”) was $55.4 billion in the third quarter of 2019, according to the U.S. Bureau of Economic Analysis (“BEA”) in a report released on January 10, 2020. Alaska’s GSP increased 1.8% annualized in the first quarter of 2019, 4.1% in the second quarter, and 2.4% in the third quarter. Alaska’s real GSP increased by 0.7% in 2018.
Alaska’s personal income grew 3.7% in 2019 according to a report by the BEA. Total income from all sources in Alaska grew from $43.8 billion in 2018 to $45.4 billion in 2019. The increase in 2019 was mostly driven by an improvement in wages. Personal income from wages rose $1.03 billion, government transfer receipts were up $406 million and dividends, interest and rents increased by $177 million in 2019.
Management believes that the 2019 gains in GSP and personal income have primarily been a result of billions of dollars in investment by the oil and gas sector and record years in tourism. Job growth had been positive for over a year after three years of a mild recession. Unfortunately, with the economic issues resulting from the COVID-19 virus we expect these improvements to end. A decline in tourist numbers and significantly lower oil prices are expected to change this growth pattern. This is further evidenced by the spike in weekly initial unemployment claims in Alaska to 14,600 the week of March 28, 2020 and 12,007 the week of April 4, 2020 according to a news release from the State of Alaska Department of Labor on April 17, 2010. For the prior year period ending March 31, 2019 the initial unemployment insurance claims were 891 and the week of April 6, 2019 they were 992. Additionally, ConocoPhillips has announced that they will be reducing capital spending in Alaska by roughly $400 million, or 25%, in 2020 as compared to their previous plans.
Average monthly Alaska North Slope (“ANS”) crude oil prices ranged between approximately $60 and $80 in 2018 and 2019. This helped increase industry investment and employment after a difficult period of prices averaging between approximately $30 and $60 from 2015 to 2017. However, in the first quarter of 2020 prices began to fall rapidly in response to lower demand from COVID-19 quarantining and over production in the Middle East and Russia. In January of 2020, ANS prices averaged $65.48 and fell to $54.48 in February. The March 2020 monthly average was only $33.21. The ANS spot price at the end of the quarter March 31, 2020 was $23.18.
Alaska’s crude oil production averaged 511,800 barrels per day (“bpd”) in fiscal year (“FY”) 2019. This was a decrease of 4.2% compared to the previous year end. Total output declined 1.2% to 534,000 bpd in FY 2018. The State Department of Revenue forecasted production on the North Slope to decline 0.6% in FY 2020, though this forecast was made prior to COVID-19 impacts.
Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.63% at the end of 2019. The comparable national average rate was 0.78% at the end of the year. The national survey reported that the percentage of mortgage loans more than 30 days delinquent in Alaska was 2.85% at the end of 2019, compared to 4.07% for the entire country.

The Federal Open Market Committee ("FOMC") cut the target federal funds rate 150 basis points from a range of 1.50%-1.75% to 0-0.25% in March of 2020. At a press conference on March 15, 2020 Chairman Powell stated that the FOMC would maintain the rate at this low level until they are confident that the economy has weathered recent events and is on track to achieve employment and price stability goals.

COVID-19 Issues:

•
Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and a significant decline in oil prices. Though the industries affected may change through the progression of the pandemic, the following sectors, with the Northrim Bank's (the "Bank") exposure as a percent of the total loan portfolio as of March 31, 2020 are being impacted: Tourism (6%), Oil and Gas (8%), Aviation (non-tourism) (5%), Healthcare (4%), Accommodations (3%), Retail (2%) and Restaurants (2%).

•
Loan Accommodations: The Company has implemented several forms of assistance to help our customers in the event that they experience financial hardship as a result of COVID-19 in addition to our participation in Payroll Protection Program ("PPP") lending. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. As of March 31, 2020, the Company has not made a material number of loan accommodations and only began to see requests for changes near the end of the quarter. The PPP administered by the U.S. Small Business Administration ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") has provided some relief on requests to modify loans.

•
Loan Loss Reserve: Although several of the Company’s asset quality metrics improved over the first quarter, management determined it is appropriate to increase its loan loss reserves through the addition of $2.1 million in loan loss provisions for the quarter ended March 31, 2020. This compares to a $750,000 provision for loan losses in the first quarter a year ago. The increased provision is the result of growth in the loan portfolio, an increase in specific impairment, and an increase in qualitative factors based on management's assessment of increased risks in our loan portfolio primarily associated with the COVID-19 pandemic and the reduction in oil prices compared to the prior year.

•
IT Changes: To protect the well-being of our staff and customers, Northrim has dedicated resources for a majority of employees to work from home. To facilitate the move, we allocated excess computers and VOIP system phones to staff resulting in no significant increase in data processing expenses.

•	Growth and Paycheck Protection Program:

•
Northrim’s asset base increased during the quarter ended March 31, 2020, due primarily to normal loan growth, much of which related to the funding of loans that were in the pipeline as of December 31, 2019.

•
Through May 4, 2020,the Company received SBA approval to originate approximately 1,600 loans totaling $324 million in PPP loans, and we have approximately 800 loans totaling $55 million in the PPP loan pipeline.

•	The Company has been approved for, and intends to utilize the Federal Reserve Bank's newly created Paycheck Protection Program Liquidity Facility to fund PPP loans.
.

•
Capital Management: At March 31, 2020, the Company’s and the Bank’s capital ratios were well in excess of all regulatory requirements. As of March 31, 2020, the Company had suspended its previously announced stock repurchasing activity.

Highlights and Summary of Performance - First Quarter of 2020
The Company reported net income and diluted earnings per share of $1.0 million and $0.16, respectively, for the first quarter of 2020 compared to net income and diluted earnings per share of $4.3 million and $0.62, respectively, for the first quarter of 2019. The decrease in net income in the first quarter of 2020 compared to the same quarter last year is primarily due to an increase in the provision for loan losses, an increase in other operating expense, and a decrease in other operating income.

•
Total revenue in the first quarter of 2020, which includes net interest income plus other operating income, decreased 5% to $22.1 million from $23.3 million in the first quarter a year ago, primarily due to a $1.4 million decrease in gain (loss) on marketable equity securities that was only partially offset by a $367,000 increase in mortgage banking income.

•
Net interest income decreased slightly in the first quarter of 2020 compared to the same period in 2019 mainly due to a lower net yields on earning assets due to lower interest rates that was only partially offset by an increase in average earning asset balances.

•	Net interest margin decreased to 4.32% in the first quarter of 2020 as compared to 4.83% in the first quarter a year ago.

•
The Company repurchased 192,709 shares of its common stock in the first quarter of 2020 at an average price of $32.74, leaving 134,291 shares available under the previously announced stock repurchase authorization.

•	The Company paid cash dividends of $0.34 per common share in the first quarter of 2020, up 13% from $0.30 in the first quarter of 2019.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2020	2019
Return on average assets	0.25%	1.18%
Return on average shareholders' equity	2.00%	8.36%
Dividend payout ratio	215.20%	48.40%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2020 decreased $386,000, or 2% to $19.6 million as compared to $19.9 million at December 31, 2019. OREO, net of government guarantees, increased $162,000 to $5.9 million at March 31, 2020 as compared to $5.8 million at December 31, 2019 due to the transfer of one loan to OREO during the period. Nonperforming loans, net of government guarantees decreased $548,000 during the first three months of 2020 as compared to December 31, 2019, as paydowns exceeded additions in the first three months of 2020. $11.2 million, or 53% are nonaccrual loans related to ten commercial relationships. Two of these relationships, which totaled $5.2 million at the end of the first quarter of 2020, are businesses in the medical industry. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, based on the current trajectory, significant increases may occur in subsequent quarters.

The following table summarizes nonperforming activity for the three-month periods ending March 31, 2020 and 2019:

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2020
Commercial loans	$9,153	$1,153	($653)	($151)	($162)	$—	$—	$9,340
Commercial real estate	4,665	—	(30)	—	—	—	—	4,635
Construction loans	1,349	—	(434)	—	—	—	—	915
Consumer loans	189	14	(5)	(14)	—	—	—	184
Nonperforming loans guaranteed by government	(1,405)	(268)	2	—	—	—	—	(1,671)
Total nonperforming loans	13,951	899	(1,120)	(165)	(162)	—	—	13,403
Other real estate owned	7,043	162	—	—	—	—	—	7,205
Repossessed assets	231	—	—	—	—	—	—	231
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,946	$1,061	($1,120)	($165)	($162)	$—	$—	$19,560

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2018	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2019
Commercial loans	$12,671	$2,289	($1,765)	($109)	$—	$—	($1,400)	$11,686
Commercial real estate	2,273	2,730	(2)	—	—	—	—	5,001
Construction loans	—	2,423	—	—	—	—	—	2,423
Consumer loans	266	152	(12)	—	—	—	—	406
Non-performing loans guaranteed by government	(516)	(694)	172	—	—	—	—	(1,038)
Total non-performing loans	14,694	6,900	(1,607)	(109)	—	—	(1,400)	18,478
Other real estate owned	7,962	—	—	—	—	—	(919)	7,043
Repossessed assets	1,242	—	—	—	—	—	—	1,242
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total non-performing assets,
net of government guarantees	$22,619	$6,900	($1,607)	($109)	$—	$—	($2,319)	$25,484

Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2020, management had identified potential problem loans of $4.5 million as compared to potential problem loans of $9.0 million at December 31, 2019. The decrease in potential problem loans from December 31, 2019 to March 31, 2020 is primarily the result of $3.0 million in paydowns and the addition of a government guarantee on one loan totaling $1.5 million. One commercial relationship totaling $423,000 as of December 31, 2019, net of government guarantees, was transferred to nonaccrual status, and there was one new potential problem loan during the first quarter of 2020 totaling $337,000.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $4.4 million in loans classified as TDRs that were performing and $8.2 million in TDRs included in nonaccrual loans at March 31, 2020 for a total of approximately $12.6 million. There are $3.0 million in government guarantees associated with TDRs, so total TDRs, net of government guarantees, total $9.6 million at March 31, 2020. At December 31, 2019 there were $1.4 million in loans classified as TDRs that were performing and $8.7 million in TDRs included in nonaccrual loans for a total of $10.1 million. See Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income for the first quarter of 2020 decreased $3.3 million, or 76%, to $1.0 million as compared to $4.3 million for the same period in 2019. The decrease in net income in the first quarter of 2020 compared to the first quarter of 2019 is primarily due to an increase in the provision for loan losses, an increase in other operating expense primarily in salaries and other personnel expense and OREO (income) expense, net of rental income, and a decrease in other operating income which is primarily attributable to a decrease in gain (loss) on marketable equity securities.
Net Interest Income/Net Interest Margin
Net interest income for the first quarter of 2020 decreased $79,000, or less than 1%, to $15.7 million as compared to $15.8 million for the first quarter of 2019. Net interest margin decreased 51 basis points to 4.32% in the first quarter of 2020 as compared to 4.83% in the first quarter of 2019. The decrease in net interest income in the first quarter of 2020 compared to the first quarter of 2019 was primarily the result of higher interest expense on deposits and borrowings, which was only partially offset by higher interest income on loans and deposits in other banks. Changes in net interest margin in the three months ended March 31, 2020 as compared to the same period in the prior year are detailed below:

Three Months Ended March 31, 2020 vs. March 31, 2019
Nonaccrual interest adjustments	0.03%
Interest rates and loan fees	(0.46)%
Volume and mix of interest-earning assets	(0.08)%
Change in net interest margin	(0.51)%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended March 31, 2020 and 2019:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Yields/Costs
	Average Balances		Change		expense		Change		Tax Equivalent
	2020	2019	$	%	2020	2019	$	%	2020	2019	Change
Loans[1,2]	$1,059,023	$988,920	$70,103	7%	$14,919	$14,629	$290	2%	5.69%	6.04%	(0.35)%
Loans held for sale	50,375	31,203	19,172	61%	440	348	92	26%	3.51%	4.52%	(1.01)%

Short-term investments[3]	68,076	24,199	43,877	181%	236	143	93	65%	1.37%	2.36%	(0.99)%
Long-term investments[4]	284,068	280,419	3,649	1%	1,744	1,758	(14)	(1)%	2.59%	2.65%	(0.06)%
Total investments	352,144	304,618	47,526	16%	1,980	1,901	79	4%	2.20%	2.63%	(0.43)%
Interest-earning assets	1,461,542	1,324,741	136,801	10%	17,339	16,878	461	3%	4.82%	5.23%	(0.41)%
Nonearning assets	174,049	162,241	11,808	7%
Total	$1,635,591	$1,486,982	$148,609	10%

Interest-bearing demand	$320,767	$241,024	$79,743	33%	$164	$53	$111	209%	0.21%	0.09%	0.12%
Savings deposits	229,639	235,745	(6,106)	(3)%	237	256	(19)	(7)%	0.42%	0.44%	(0.02)%
Money market deposits	206,043	207,520	(1,477)	(1)%	257	248	9	4%	0.50%	0.49%	0.01%
Time deposits	169,410	116,199	53,211	46%	826	381	445	117%	1.96%	1.33%	0.63%
Total interest-bearing deposits	925,859	800,488	125,371	16%	1,484	938	546	58%	0.64%	0.48%	0.16%
Borrowings	22,188	51,515	(29,327)	(57)%	165	171	(6)	(4)%	2.95%	1.32%	1.63%
Total interest-bearing liabilities	948,047	852,003	96,044	11%	1,649	1,109	540	49%	0.70%	0.53%	0.17%
Demand deposits and other noninterest-bearing liabilities	479,578	425,734	53,844	13%
Equity	207,966	209,245	(1,279)	(1)%
Total	$1,635,591	$1,486,982	$148,609	10%
Net interest income					$15,690	$15,769	($79)	(1)%
Net interest margin									4.32%	4.83%	(0.51)%
Average loans to average interest-earning assets	72.46%	74.65%
Average loans to average total deposits	77.91%	82.79%
Average non-interest deposits to average total deposits	31.88%	32.99%
Average interest-earning assets to average interest-bearing liabilities	154.16%	155.49%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $847,000 and $819,000 in the first quarter of 2020 and 2019, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $15.0 million and $16.1 million in the first quarter of 2020 and 2019, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2020 and 2019.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2020 vs. 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$1,147	($857)	$290
Loans held for sale	145	(53)	92
Short-term investments	121	(28)	93
Long-term investments	19	(33)	(14)
Total interest income	$1,432	($971)	$461

Interest Expense:
Interest-bearing deposits	$171	$375	$546
Borrowings	(135)	129	(6)
Total interest expense	$36	$504	$540

Provision for Loan Losses
The provision for loan losses increased to $2.1 million for the first quarter of 2020 compared to $750,000 in the first quarter of 2019 due to the growth in loan balances, an increase in specific impairment, and an increase in qualitative factors based on management's assessment of increased risks in our loan portfolio primarily associated with the COVID-19 pandemic and the reduction in oil prices compared to the prior year. These increases were only partially offset by decreases in nonaccrual and adversely classified loans in the first quarter of 2020. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 157% at March 31, 2020 and 137% at December 31, 2019.
See "Analysis of Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended March 31, 2020, decreased $1.1 million, or 15%, to $6.4 million as compared to $7.5 million the same period in 2019, primarily due to the $1.4 million decrease in gain (loss) on marketable equity securities in the first quarter of 2020 compared to the same quarter in 2019. This decrease was only partially offset by a $367,000 increase in mortgage banking income in the three months ended March 31, 2020 as compared to the same period in 2019. Net realized gains on mortgage loans sold increased $1.7 million in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to increased volume driven by lower interest rates and the resulting refinance activity. However, this increase in revenue was largely offset by a decrease in the fair value of mortgage loan commitments which decreased $901,000 in the three-month period ended March 31, 2020 as compared to the same period in 2019 due to lower pricing in the secondary market for home mortgages hit by an abnormally large volume of refinance activity. The increase in gains on sale was also partially offset by a decrease in the fair value of mortgage servicing rights, which decreased mortgage banking income by $930,000 during the first quarter of 2020.

Other Operating Expense
Other operating expense for the first quarter of 2020 increased $1.7 million, or 10%, to $18.8 million as compared to the same period in 2019 primarily due to a $954,000, or 8%, increase in the salaries and other personnel expense primarily due to a $583,000 increase in employee commissions related to the increase in production volume in the Home Mortgage Lending segment and a $293,000, or 4% increase in salary expense primarily due to annual salary increases. Additionally, OREO expense, net of rental income and gains on sale increased $284,000 in the first quarter of 2020 compared to the same period in 2019 due to lower gains on the sale of OREO.
Income Taxes
The provision for income taxes for the first quarter of 2020 decreased $917,000, or 79%, as compared to the same period in 2019 primarily due to the decrease in pretax income. The effective tax rate decreased to 19% in the three-month period ending March 31, 2020 as compared to 21% in both the three-month periods ending March 31, 2019 due to less tax-exempt income and fewer estimated tax credits as a percentage of pre-tax income in 2020 as compared to 2019.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at March 31, 2020 decreased 3%, or $7.5 million, to $276.6 million from $284.1 million at December 31, 2019 as proceeds from sales, maturities, and security calls were used for loan fundings in the first three months of 2020.
The table below details portfolio investment balances by portfolio investment type:

	March 31, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$211,909	76.6%	$211,852	74.6%
Municipal securities	2,323	0.8%	3,297	1.2%
Corporate bonds	30,567	11.1%	35,066	12.3%
Collateralized loan obligations	24,160	8.7%	25,923	9.1%
Preferred stock	7,609	2.8%	7,945	2.8%
Total portfolio investments	$276,568		$284,083

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
Portfolio loans increased by $38.5 million, or 4%, to $1.082 billion at March 31, 2020 from $1.043 billion at December 31, 2019, primarily as a result of increased commercial, real estate construction other, and real estate term owner occupied loans. These increases were partially offset by decreases in real estate construction one-to-four family loans and consumer loans in the first three months of 2020. Real estate construction one-to-four family loans, which are mostly residential housing construction loans decreased slightly to 3% of portfolio loans at March 31, 2020 compared to 4% at December 31, 2019.

The following table details loan balances by loan type as of the dates indicated:

	March 31, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$434,832	40.2%	$412,690	39.5%
Real estate construction one-to-four family	36,342	3.4%	38,818	3.7%
Real estate construction other	73,507	6.8%	61,808	5.9%
Real estate term owner occupied	146,453	13.5%	138,891	13.3%
Real estate term non-owner occupied	313,472	29.0%	312,960	30.0%
Real estate term other	42,281	3.9%	42,506	4.1%
Consumer secured by 1st deeds of trust	15,574	1.4%	16,198	1.6%
Consumer other	24,349	2.3%	24,585	2.4%
Subtotal	$1,086,810		$1,048,456
Less: Unearned origination fee,
net of origination costs	(4,937)	(0.5)%	(5,085)	(0.5)%
Total loans	$1,081,873		$1,043,371

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $86.9 million, or approximately 8% of loans as of March 31, 2020 have direct exposure to the oil and gas industry as compared to $79.2 million, or approximately 8% of loans as of December 31, 2019. The Company has no loans to oil producers or exploration companies as of March 31, 2020 or December 31, 2019, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $13.0 million and $14.2 million at March 31, 2020 and December 31, 2019, respectively, and is classified as an AQR pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $37.9 million and $31.1 million at March 31, 2020 and December 31, 2019, respectively. The portion of the Company's Allowance that related to the loans with direct exposure to the oil and gas industry was estimated at $1.7 million as of March 31, 2020 and $1.6 million as of December 31, 2019.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
March 31, 2020
AQR Pass	$68,526	$—	$—	$5,519	$—	$—	$—	$865	$74,910
AQR Special Mention	361	—	—	1,812	6,811	—	—	—	8,984
AQR Substandard	3,012	—	—	—	—	—	—	—	3,012
Total	$71,899	$—	$—	$7,331	$6,811	$—	$—	$865	$86,906
December 31, 2019
AQR Pass	$62,345	$—	$—	$4,153	$—	$—	$—	$361	$66,859
AQR Special Mention	450	—	—	1,900	6,916	—	—	—	9,266
AQR Substandard	3,070	—	—	—	—	—	—	—	3,070
Total	$65,865	$—	$—	$6,053	$6,916	$—	$—	$361	$79,195

Supplemental information about significant COVID-19 exposure on directly impacted industries
In addition, at March 31, 2020, the Company had $63.7 million, or 6% of portfolio loans, in the tourism sector, $56.9 million, or 5% of portfolio loans, in the aviation (non-tourism) sector, $45.2 million, or 4% of total loans, in the healthcare sector,
$19.5 million, or 2%, in retail loans and $18.0 million, or 2% in the restaurant sector, and $36.4 million, or 3% in the accommodations sector. The portion of the Company's Allowance that related to the loans with with exposure to these industries is estimated at the following amounts as of March 31, 2020:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurant	Accommodations	Total
Allowance	$1,204	$1,098	$1,359	$399	$338	$679	$5,077

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

•
A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 13 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.

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

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system. The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Item 1 of this report. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2020.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class. The Company utilizes a lookback period of five years in the calculation of average historical loss rates.

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

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At March 31, 2020 and December 31, 2019, the unallocated allowance as a percentage of the total Allowance was 7% and 10%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Balance at beginning of period	$19,088	$19,519
Charge-offs:
Commercial	151	109
Consumer other	14	—
Total charge-offs	165	109
Recoveries:
Commercial	26	44
Real estate term other	1	2
Consumer other	7	3
Total recoveries	34	49
Net, charge-offs	131	60
Provision for loan losses	2,060	750
Balance at end of period	$21,017	$20,209
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $23.1 million, or 2%, to $1.395 billion as of March 31, 2020 compared to $1.372 billion as of December 31, 2019. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2020		December 31, 2019
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$453,003	33%	$451,896	33%
Interest-bearing demand	333,352	24%	320,264	23%
Savings deposits	228,383	16%	229,918	17%
Money market deposits	207,418	15%	205,801	15%
Time deposits	173,336	12%	164,472	12%
Total deposits	$1,395,492		$1,372,351
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at March 31, 2020 and December 31, 2019, respectively.
The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2020, the Company had $173.3 million in certificates of deposit as compared to certificates of deposit of $164.5 million at December 31, 2019. At March 31, 2020, $111.7 million, or 64%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $90.5 million, or 55%, of total certificates of deposit at December 31, 2019. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2020 and December 31, 2019, was $128.2 million and $118.9 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2020:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$5,592	4%
Over 3 through 6 months	24,917	19%
Over 6 through 12 months	50,082	40%
Over 12 months	47,654	37%
Total	$128,245	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2020 or December 31, 2019.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2020, our maximum borrowing line from the FHLB was $754.8 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $8.9 million as of March 31, 2020 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an eighteen year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The last advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings. Additionally, the Company had overnight advances of $25 million and zero as of March 31, 2020 and December 31, 2019, respectively. The overnight advance as of March 31, 2020 is due on April 1, 2020 and has a fixed interest rate of 0.36%.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $78.3 million of loans as collateral to secure advances made through the discount window on March 31, 2020. There were $3 million and zero in discount window advances outstanding at March 31, 2020 or December 31, 2019, respectively. The $3 million advance outstanding as of March 31, 2020 is due on April 1, 2020 and has a fixed interest rate of 0.25%.

Other Short-term Borrowings: Securities sold under agreements to repurchase were zero for March 31, 2020 and December 31, 2019, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending March 31, 2020 and 2019 was zero and $33.9 million, respectively. The maximum outstanding at any month-end was zero and $34.6 million, respectively, during the same three-month periods ending March 31, 2020 and 2019. The securities sold under agreements to repurchase are were by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $251.6 million at March 31, 2020 and $244.7 million at December 31, 2019. As of April 7, 2020, the State of Alaska increased this limit to 35% of total assets.

At March 31, 2020 and December 31, 2019, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.

Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2020 or December 31, 2019.
Liquidity and Capital Resources
The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2020.
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2020 were $321.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2020 were $1.395 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $16.9 million for the first three months of 2020, primarily due to cash provided by proceeds from the sale of loans held for sale being more than offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $35.3 million for the same period, primarily due to increases in loans and purchases of available for sale securities. These uses of cash were only partially offset by proceeds from the maturity of securities available for sale. Net cash provided by financing activities in the same period was $42.6 million, primarily due to increases in borrowings and deposits that was only partially offset by a decrease in securities sold under repurchase agreements, the repurchase of common stock, and cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2020, our funds available for borrowing under our existing lines of credit were $793.4 million.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months. As discussed in Note 15 of this Form 10-Q, subsequent to March 31, 2020 and as of May 4, 2020, the Company has originated $324 million in PPP loans and has an additional $55 million in the PPP loan pipeline. As of May 4, 2020, the Company has incurred $104 million term, nonrecourse borrowings under the Federal Reserve Bank's newly created the Paycheck Protection Program Lending Facility as a source of additional liquidity in order to fund PPP loans without excessive usage of the Company's other existing liquidity sources. The Company has pledged $104 million in PPP loans as collateral for these borrowings.
The Company issued zero shares of its common stock in the first three months of 2020 and repurchased 192,709 shares of its common stock under the Company's previously announced repurchase program. At March 31, 2020, the Company had 6,366,100 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2020, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2019, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both March 31, 2020 and December 31, 2019, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2020
Total risk-based capital	8.00%	10.00%	14.50%	12.66%
Tier 1 risk-based capital	6.00%	8.00%	13.25%	11.41%
Common equity tier 1 capital	4.50%	6.50%	12.58%	11.41%
Leverage ratio	4.00%	5.00%	11.93%	10.27%
December 31, 2019
Total risk-based capital	8.00%	10.00%	15.63%	13.24%
Tier 1 risk-based capital	6.00%	8.00%	14.38%	11.98%
Common equity tier 1 capital	4.50%	6.50%	13.69%	11.98%
Leverage ratio	4.00%	5.00%	12.41%	10.36%

See Note 24 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Corrective Action rules. See Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of March 31, 2020 and December 31, 2019, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $321.2 million and $301.9 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $197.9 million and $48.8 million, as of March 31, 2020 and December 31, 2019, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $159,000 and $152,000 at March 31, 2020 and December 31, 2019 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to planned improvements to the Company's corporate office building. At March 31, 2020 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of March 31, 2020 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2020, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have resulted in material decreases in oil and gas prices, disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. These developments as a consequence of the COVID-19 pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first quarter results. If these effects continue for a prolonged period or result in sustained economic stress or recession, such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, loan funding, operations, interest rate risk, and human capital, as described in more detail below.

• Credit Risk

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause volatility in oil and gas prices, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During the current challenging economic environment, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

• Strategic Risk

Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in our markets, state and local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.

• Operational Risk

Current and future restrictions on our employees’ access to our branches and other facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Moreover, we rely on many third parties in our business operations, including appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

• Interest Rate Risk

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 192,709 shares of its common stock, in the aggregate, during the three-month period ending March 31, 2020.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2020 - January 31, 2020	—	$—	—	327,000
Month No. 2
February 1, 2020 - February 29, 2020	80,829	$39.35	80,829	246,171
Month No. 3
March 1, 2020 - March 31, 2020	111,880	$27.97	111,880	134,291
Total	192,709	$32.74	192,709	134,291
(1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company has suspended all stock repurchasing activity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2020 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 5, 2020	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 5, 2020	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)