Form 10-Q
period 2020-06-30
NORTHRIM BANCORP INC
filed 2020-08-04
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 4, 2020 was 6,368,046.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,331	$20,518
Interest bearing deposits in other banks	55,081	74,906
Investment securities available for sale, at fair value	202,347	276,138
Marketable equity securities	7,758	7,945
Investment in Federal Home Loan Bank stock	2,428	2,138
Loans held for sale	133,975	67,834
Loans	1,433,201	1,043,371
Allowance for loan losses	(20,653)	(19,088)
Net loans	1,412,548	1,024,283
Purchased receivables, net	11,549	24,373
Mortgage servicing rights, at fair value	10,721	11,920
Other real estate owned, net	7,205	7,043
Premises and equipment, net	39,055	38,422
Operating lease right-of-use asset	13,189	14,306
Goodwill	15,017	15,017
Other intangible assets, net	1,053	1,077
Other assets	70,448	58,076
Total assets	$2,016,705	$1,643,996
LIABILITIES
Deposits:
Demand	$680,033	$451,896
Interest-bearing demand	400,138	320,264
Savings	261,934	229,918
Money market	215,735	205,801
Certificates of deposit less than $250,000	95,587	90,702
Certificates of deposit $250,000 and greater	83,932	73,770
Total deposits	1,737,359	1,372,351
Borrowings	11,754	8,891
Junior subordinated debentures	10,310	10,310
Operating lease liability	13,121	14,229
Other liabilities	37,238	31,098
Total liabilities	1,809,782	1,436,879
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,368,046 and 6,558,809 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6,368	6,559
Additional paid-in capital	45,006	50,512
Retained earnings	155,998	149,615
Accumulated other comprehensive (loss) income, net of tax	(449)	431
Total shareholders' equity	206,923	207,117
Total liabilities and shareholders' equity	$2,016,705	$1,643,996
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$17,454	$15,353	$32,813	$30,330
Interest on investment securities available for sale	1,389	1,690	3,011	3,322
Dividends on marketable equity securities	112	109	214	216
Dividends on Federal Home Loan Bank stock	18	19	38	38
Interest on deposits in other banks	31	135	267	278
Total Interest Income	19,004	17,306	36,343	34,184
Interest Expense
Interest expense on deposits	1,331	1,174	2,815	2,112
Interest expense on securities sold under agreements to repurchase	—	18	—	40
Interest expense on borrowings	122	62	193	119
Interest expense on junior subordinated debentures	94	95	188	187
Total Interest Expense	1,547	1,349	3,196	2,458
Net Interest Income	17,457	15,957	33,147	31,726
Provision for loan losses	404	300	2,464	1,050
Net Interest Income After Provision for Loan Losses	17,053	15,657	30,683	30,676
Other Operating Income
Mortgage banking income	15,227	5,950	19,892	10,248
Bankcard fees	681	744	1,324	1,394
Purchased receivable income	675	837	1,596	1,646
Service charges on deposit accounts	171	413	533	826
Unrealized (loss) gain on marketable equity securities	149	118	(722)	652
Interest rate swap income	17	734	17	734
Gain on sale of marketable equity securities, net	—	—	98	—
Gain on sale of investment securities available for sale, net	—	—	—	23
Other income	615	773	1,230	1,579
Total Other Operating Income	17,535	9,569	23,968	17,102
Other Operating Expense
Salaries and other personnel expense	15,637	12,945	27,893	24,247
Data processing expense	2,033	1,796	3,802	3,475
Occupancy expense	1,618	1,642	3,275	3,413
Professional and outside services	714	684	1,322	1,240
Marketing expense	696	833	1,279	1,252
Insurance expense	301	232	613	490
Intangible asset amortization expense	12	15	24	30
OREO (income), net rental income and gains on sale	21	165	(15)	(155)
Other operating expense	1,642	1,507	3,268	2,907
Total Other Operating Expense	22,674	19,819	41,461	36,899
Income Before Provision for Income Taxes	11,914	5,407	13,190	10,879
Provision for income taxes	2,014	1,146	2,257	2,306
Net Income	$9,900	$4,261	$10,933	$8,573
Earnings Per Share, Basic	$1.54	$0.62	$1.70	$1.25
Earnings Per Share, Diluted	$1.52	$0.62	$1.68	$1.24
Weighted Average Shares Outstanding, Basic	6,367,397	6,798,352	6,417,514	6,838,986
Weighted Average Shares Outstanding, Diluted	6,440,898	6,896,687	6,496,515	6,939,338
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net income	$9,900	$4,261	$10,933	$8,573
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains arising during the period	$1,753	$1,300	$423	$2,733
Reclassification of net gains included in net income, net of tax expense of $0 for the second quarters of 2020 and 2019, and $28 and $7 for the
six months ended June 30, 2020 and 2019, respectively	—	—	(70)	(16)
Derivatives and hedging activities:
Unrealized losses arising during the period	—	(588)	(1,867)	(981)
Income tax (expense) benefit related to unrealized gains and losses	(497)	(370)	634	(719)
Other comprehensive (loss) income, net of tax	1,256	342	(880)	1,017
Comprehensive income	$11,156	$4,603	$10,053	$9,590

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend on common stock ($0.30 per share)	—	—	—	(2,087)	—	(2,087)
Stock-based compensation expense	—	—	196	—	—	196
Exercise of stock options and vesting of restricted stock units, net	2	2	(2)	—	—	—
Repurchase of common stock	(6)	(6)	(199)	—	—	(205)
Other comprehensive income, net of tax	—	—	—	—	675	675
Net income	—	—	—	4,312	—	4,312
Balance as of March 31, 2019	6,879	$6,879	$62,127	$139,677	$155	$208,838
Cash dividend on common stock ($0.30 per share)	—	—	—	(2,060)	—	(2,060)
Stock-based compensation expense	—	—	155	—	—	155
Repurchase of common stock	(150)	(150)	(5,048)	—	—	(5,198)
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	4,261	—	4,261
Balance as of June 30, 2019	6,729	$6,729	$57,234	$141,878	$497	$206,338
Cash dividend on common stock ($0.33 per share)	—	—	—	(2,199)	—	(2,199)
Stock-based compensation expense	—	—	193	—	—	193
Exercise of stock options and vesting of restricted stock units, net	3	3	(37)	—	—	(34)
Repurchase of common stock	(192)	(192)	(6,974)	—	—	(7,166)
Other comprehensive loss, net of tax	—	—	—	—	(631)	(631)
Net income	—	—	—	7,538	—	7,538
Balance as of September 30, 2019	6,540	$6,540	$50,416	$147,217	($134)	$204,039
Cash dividend on common stock ($0.33 per share)	—	—	—	(2,182)	—	(2,182)
Stock-based compensation expense	—	—	288	—	—	288
Exercise of stock options and vesting of restricted stock units, net	19	19	(192)	—	—	(173)
Other comprehensive income, net of tax	—	—	—	—	565	565
Net income	—	—	—	4,580	—	4,580
Balance as of December 31, 2019	6,559	$6,559	$50,512	$149,615	$431	$207,117

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2020	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,223)	—	(2,223)
Stock-based compensation expense	—	—	242	—	—	242
Repurchase of common stock	(193)	(193)	(6,117)	—	—	(6,310)
Other comprehensive loss, net of tax	—	—	—	—	(2,136)	(2,136)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	1,033	—	1,033
Balance as of March 31, 2020	6,366	$6,366	$44,776	$148,286	($1,705)	$197,723
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,188)	—	(2,188)
Stock-based compensation expense	—	—	238	—	—	238
Exercise of stock options and vesting of restricted stock units, net	2	2	(8)	—	—	(6)
Other comprehensive income, net of tax	—	—	—	—	1,256	1,256
Net income	—	—	—	9,900	—	9,900
Balance as of June 30, 2020	6,368	$6,368	$45,006	$155,998	($449)	$206,923
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2020	2019
Operating Activities:
Net income	$10,933	$8,573
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	(98)	(23)
Depreciation and amortization of premises and equipment	1,542	1,444
Amortization of software	551	496
Intangible asset amortization	24	30
Amortization of investment security premium, net of discount accretion	(63)	25
Unrealized loss (gain) on marketable equity securities	722	(652)
Deferred tax (benefit) expense	(562)	735
Stock-based compensation	480	351
Deferred loan fees and amortization, net of costs	9,921	(169)
Provision for loan losses	2,464	1,050
Benefit for purchased receivables	(1)	(92)
Additions to home mortgage servicing rights carried at fair value	(1,659)	(1,639)
Change in fair value of home mortgage servicing rights carried at fair value	2,858	1,624
Change in fair value of commercial servicing rights carried at fair value	79	98
Gain on sale of loans	(15,965)	(7,830)
Proceeds from the sale of loans held for sale	499,134	242,409
Origination of loans held for sale	(549,310)	(261,400)
Gain on sale of other real estate owned	(75)	(316)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,877)	25
(Increase) in other assets	(4,309)	(3,162)
Decrease in other liabilities	631	668
Net Cash (Used) by Operating Activities	(46,580)	(17,755)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(51,074)	(15,373)
Purchases of marketable equity securities	(1,038)	—
Purchases of FHLB stock	(5,801)	(806)
Proceeds from sales/calls/maturities of securities available for sale	125,451	39,729
Proceeds from sales of marketable equity securities	503	—
Proceeds from redemption of FHLB stock	5,511	838
Decrease in purchased receivables, net	12,825	1,384
Increase in loans, net	(400,812)	(31,090)
Proceeds from sale of other real estate owned	75	1,085
Purchases of software	(89)	(294)
Purchases of premises and equipment	(2,175)	(1,509)
Net Cash (Used) Provided by Investing Activities	(316,624)	(6,036)
Financing Activities:
Increase in deposits	365,008	60,090
Increase in securities sold under repurchase agreements	—	(33,414)
Increase (decrease) in borrowings	2,863	(83)
Repurchase of common stock	(6,310)	(5,403)
Proceeds from the issuance of common stock	(6)	—
Cash dividends paid	(4,363)	(4,106)
Net Cash Provided by Financing Activities	357,192	17,084

Net Change in Cash and Cash Equivalents	(6,012)	(6,707)
Cash and Cash Equivalents at Beginning of Period	95,424	77,538
Cash and Cash Equivalents at End of Period	$89,412	$70,831

Supplemental Information:
Income taxes paid	$3	$—
Interest paid	$3,112	$2,483
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$7,282
Transfer of loans to other real estate owned	$162	$—
Non-cash lease liability arising from obtaining right of use assets	$—	$528
Cash dividends declared but not paid	$48	$41

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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

We will recognize an ACL for available-for-sale and held-to-maturity debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant. As of June 30, 2020, the Company does not hold any debt securities classified as held-to-maturity.

The ultimate effect of CECL on our ACL will depend on the size and composition of our loan and investment portfolios, the portfolios' credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.

2. Cash and Cash Equivalents
The Company is required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services. The average reserve requirement for the maintenance period for the quarter ended June 30, 2020, was zero.
The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

As of June 30, 2020, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of its interest rate swap, respectively.

3. Investment Securities
The carrying values and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$137,908	$2,095	$—	$140,003
Municipal securities	2,295	32	—	2,327
Corporate bonds	31,752	323	(32)	32,043
Collateralized loan obligations	28,619	43	(688)	27,974
Total securities available for sale	$200,574	$2,493	($720)	$202,347
December 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$210,756	$1,133	($37)	$211,852
Municipal securities	3,288	9	—	3,297
Corporate bonds	34,764	302	—	35,066
Collateralized loan obligations	25,980	—	(57)	25,923
Total securities available for sale	$274,788	$1,444	($94)	$276,138

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:
Securities available for sale
Corporate bonds	$10,056	($32)	$—	$—	$10,056	($32)
Collateralized loan obligations	21,518	(610)	2,913	(78)	24,431	(688)
Total	$31,574	($642)	$2,913	($78)	$34,487	($720)
December 31, 2019:
Securities available for sale
U.S. Treasury and government sponsored entities	$39,797	($33)	$2,996	($4)	$42,793	($37)
Collateralized loan obligations	14,972	(17)	7,951	(40)	22,923	(57)
Total	$54,769	($50)	$10,947	($44)	$65,716	($94)

The unrealized losses on investments in U.S. treasury and government sponsored entities, corporate bonds, collateralized loan obligations, and municipal securities in both periods were caused by changes in interest rates. At June 30, 2020 and December 31, 2019, there were 9 and 8 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 1 and 3 securities as of June 30, 2020 and December 31, 2019 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At June 30, 2020 and December 31, 2019, $94.3 million and $30.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at June 30, 2020, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$64,003	$64,772	2.27%
1-5 years	73,905	75,231	1.80%
Total	$137,908	$140,003	2.02%
Corporate bonds
Within 1 year	$5,000	$5,002	1.87%
1-5 years	26,752	27,041	1.79%
Total	$31,752	$32,043	1.80%
Collateralized loan obligations
5-10 years	$5,167	$5,081	3.40%
Over 10 years	23,452	22,893	2.70%
Total	$28,619	$27,974	2.83%
Municipal securities
1-5 years	$2,295	$2,327	3.94%
Total	$2,295	$2,327	3.94%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and six-month periods ending June 30, 2020 and 2019, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended June 30, 2020
Available for sale securities	$—	$—	$—
Three Months Ended June 30, 2019
Available for sale securities	$—	$—	$—
Six Months Ended June 30, 2020
Available for sale securities	$—	$—	$—
Six Months Ended June 30, 2019
Available for sale securities	$4,219	$23	$—

A summary of interest income for the three and six-month periods ending June 30, 2020 and 2019, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
US Treasury and government sponsored entities	$998	$1,071	$2,159	$2,142
Other	369	589	803	1,098
Total taxable interest income	$1,367	$1,660	$2,962	$3,240
Municipal securities	$22	$30	$49	$82
Total tax-exempt interest income	$22	$30	$49	$82
Total	$1,389	$1,690	$3,011	$3,322

4.  Loans and Credit Quality
The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2020
AQR Pass	$766,043	$36,329	$76,146	$144,310	$301,454	$38,921	$14,183	$23,688	$1,401,074
AQR Special Mention	2,465	1,287	—	3,637	17,178	1,179	177	—	25,923
AQR Substandard	11,606	702	—	6,794	625	1,176	84	112	21,099
AQR Doubtful	46	—	—	—	—	—	—	—	46
AQR Loss	—	—	—	—	—	—	66	—	66
Subtotal	$780,160	$38,318	$76,146	$154,741	$319,257	$41,276	$14,510	$23,800	$1,448,208
Less: Unearned origination fees, net of origination costs									(15,007)
Total loans									$1,433,201
December 31, 2019
AQR Pass	$394,107	$34,132	$61,808	$129,959	$295,482	$38,771	$15,860	$24,464	$994,583
AQR Special Mention	2,279	3,337	—	3,828	17,478	2,559	179	—	29,660
AQR Substandard	16,304	1,349	—	5,104	—	1,176	159	121	24,213
Subtotal	$412,690	$38,818	$61,808	$138,891	$312,960	$42,506	$16,198	$24,585	$1,048,456
Less: Unearned origination fees, net of origination costs									(5,085)
Total loans									$1,043,371

The above table includes $353.5 million in Paycheck Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA") within the Commercial loan segment. Additionally, unearned origination fee, net of origination costs includes $9.8 million associated with SBA PPP loans.

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $12.7 million and $14.0 million at June 30, 2020 and December 31, 2019, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
June 30, 2020
Commercial	$354	$—	$6,031	$1,977	$8,362
Real estate construction one-to-four family	—	—	702	—	702
Real estate term owner occupied	—	60	2,245	1,642	3,947
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	66	66
Consumer other	—	—	—	112	112
Total nonperforming loans	354	60	10,154	3,797	14,365
Government guarantees on nonaccrual loans	(73)	—	—	(1,562)	(1,635)
Net nonaccrual loans	$281	$60	$10,154	$2,235	$12,730
December 31, 2019
Commercial	$270	$385	$2,862	$5,636	$9,153
Real estate construction one-to-four family	—	—	1,349	—	1,349
Real estate term owner occupied	1,641	—	623	1,225	3,489
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	68	68
Consumer other	26	89	—	6	121
Total nonperforming loans	1,937	474	6,010	6,935	15,356
Government guarantees on nonaccrual loans	(268)	—	—	(1,137)	(1,405)
Net nonaccrual loans	$1,669	$474	$6,010	$5,798	$13,951

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
June 30, 2020
Commercial	$250	$—	$—	$250	$8,362	$771,548	$780,160
Real estate construction one-to-four family	—	—	—	—	702	37,616	38,318
Real estate construction other	—	—	—	—	—	76,146	76,146
Real estate term owner occupied	—	—	—	—	3,947	150,794	154,741
Real estate term non-owner occupied	—	—	—	—	—	319,257	319,257
Real estate term other	—	—	—	—	1,176	40,100	41,276
Consumer secured by 1st deed of trust	—	553	—	553	66	13,891	14,510
Consumer other	—	58	—	58	112	23,630	23,800
Subtotal	$250	$611	$—	$861	$14,365	$1,432,982	$1,448,208
Less: Unearned origination fees, net of origination costs							(15,007)
Total							$1,433,201
December 31, 2019
Commercial	$270	$—	$—	$270	$9,153	$403,267	$412,690
Real estate construction one-to-four family	—	—	—	—	1,349	37,469	38,818
Real estate construction other	—	—	—	—	—	61,808	61,808
Real estate term owner occupied	338	—	—	338	3,489	135,064	138,891
Real estate term non-owner occupied	—	—	—	—	—	312,960	312,960
Real estate term other	26	—	—	26	1,176	41,304	42,506
Consumer secured by 1st deed of trust	750	—	—	750	68	15,380	16,198
Consumer other	150	—	—	150	121	24,314	24,585
Subtotal	$1,534	$—	$—	$1,534	$15,356	$1,031,566	$1,048,456
Less: Unearned origination fees, net of origination costs							(5,085)
Total							$1,043,371

Impaired Loans: The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2020
With no related allowance recorded
Commercial - AQR substandard	$11,193	$12,010	$—
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner occupied - AQR substandard	6,794	6,794	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term non-owner occupied - AQR substandard	625	625	—
Real estate term other - AQR pass	374	374	—
Real estate term other - AQR substandard	1,177	1,177	—
Consumer secured by 1st deeds of trust - AQR pass	118	118	—
Consumer secured by 1st deeds of trust - AQR substandard	84	84	—
Consumer secured by 1st deeds of trust - AQR loss	66	71	—
Consumer other - AQR substandard	85	90	—
Subtotal	$21,395	$22,222	$—

With an allowance recorded
Commercial - AQR substandard	$250	$250	$31
Subtotal	$250	$250	$31

Total
Commercial - AQR substandard	$11,443	$12,260	$31
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner-occupied - AQR substandard	6,794	6,794	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term non-owner occupied - AQR substandard	625	625	—
Real estate term other - AQR pass	374	374	—
Real estate term other - AQR substandard	1,177	1,177	—
Consumer secured by 1st deeds of trust - AQR pass	118	118	—
Consumer secured by 1st deeds of trust - AQR substandard	84	84	—
Consumer secured by 1st deeds of trust - AQR loss	66	71	—
Consumer other - AQR substandard	85	90	—
Total	$21,645	$22,472	$31

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Commercial - AQR substandard	$15,517	$15,582	$—
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Subtotal	$24,112	$24,185	$—

With an allowance recorded
Commercial - AQR substandard	$561	$561	$17
Subtotal	$561	$561	$17

Total
Commercial - AQR substandard	$16,078	$16,143	$17
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Total	$24,673	$24,746	$17

The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2020 and 2019:

Three Months Ended June 30,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$75	$1
Commercial - AQR substandard	12,767	65	17,192	95
Real estate construction one-to-four family - AQR substandard	808	—	1,958	—
Real estate term owner occupied- AQR substandard	6,707	49	5,877	14
Real estate term non-owner occupied- AQR pass	177	3	276	5
Real estate term non-owner occupied- AQR substandard	313	—	—	—
Real estate term other - AQR pass	386	7	457	8
Real estate term other - AQR substandard	1,176	—	1,213	—
Consumer secured by 1st deeds of trust - AQR pass	120	3	127	3
Consumer secured by 1st deeds of trust - AQR substandard	86	2	309	2
Consumer secured by 1st deeds of trust - AQR loss	66	—	—	—
Consumer other - AQR substandard	86	—	95	—
Subtotal	$22,692	$129	$27,579	$128

With an allowance recorded
Commercial - AQR substandard	$125	$—	$917	$—
Subtotal	$125	$—	$917	$—

Total
Commercial - AQR pass	$—	$—	$75	$1
Commercial - AQR substandard	12,892	65	18,109	95
Real estate construction one-to-four family - AQR substandard	808	—	1,958	—
Real estate term owner-occupied - AQR substandard	6,707	49	5,877	14
Real estate term non-owner occupied - AQR pass	177	3	276	5
Real estate term non-owner occupied - AQR substandard	313	—	—	—
Real estate term other - AQR pass	386	7	457	8
Real estate term other - AQR substandard	1,176	—	1,213	—
Consumer secured by 1st deeds of trust - AQR pass	120	3	127	3
Consumer secured by 1st deeds of trust - AQR substandard	86	2	309	2
Consumer secured by 1st deeds of trust - AQR loss	66	—	—	—
Consumer other - AQR substandard	86	—	95	—
Total Impaired Loans	$22,817	$129	$28,496	$128

Six Months Ended June 30,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$10,575	$95	$1,073	$35
Commercial - AQR substandard	—	—	16,995	185
Real estate construction one-to-four family - AQR substandard	970	—	2,427	—
Real estate term owner occupied- AQR substandard	6,378	78	5,895	49
Real estate term non-owner occupied- AQR pass	177	7	283	10
Real estate term non-owner occupied- AQR substandard	156		463	—
Real estate term other - AQR pass	396	14	467	16
Real estate term other - AQR substandard	1,176	—	897	—
Consumer secured by 1st deeds of trust - AQR pass	121	6	128	6
Consumer secured by 1st deeds of trust - AQR substandard	87	3	278	4
Consumer secured by 1st deeds of trust - AQR loss	67	—	—	—
Consumer other - AQR substandard	88	—	48	—
Subtotal	$20,191	$203	$28,954	$305

With an allowance recorded
Commercial - AQR substandard	$2,586	$—	$881	$—
Real estate term other - AQR substandard	—	—	328	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	108	—
Subtotal	$2,586	$—	$1,317	$—

Total
Commercial - AQR pass	$10,575	$95	$1,073	$35
Commercial - AQR substandard	2,586	—	17,876	185
Real estate construction one-to-four family - AQR substandard	970	—	2,427	—
Real estate term owner-occupied - AQR substandard	6,378	78	5,895	49
Real estate term non-owner occupied - AQR pass	177	7	283	10
Real estate term non-owner occupied - AQR substandard	156	—	463	—
Real estate term other - AQR pass	396	14	467	16
Real estate term other - AQR substandard	1,176	—	1,225	—
Consumer secured by 1st deeds of trust - AQR pass	121	6	128	6
Consumer secured by 1st deeds of trust - AQR substandard	87	3	386	4
Consumer secured by 1st deeds of trust - AQR loss	67	—	—	—
Consumer other - AQR substandard	88	—	48	—
Total Impaired Loans	$22,777	$203	$30,271	$305

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $10.6 million and $10.1 million at June 30, 2020 and December 31, 2019, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise. The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of June 30, 2020, the Company has made the following loan modifications related to COVID-19, which are not classified as TDRs:

(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$64,298	$293,224	$357,522
Number of modifications	76	403	479

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

The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2020 and restructured loans that occurred prior to 2020 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$2,031	$—	$2,031
Subtotal	$2,031	$—	$2,031
Existing Troubled Debt Restructurings	$856	$7,749	$8,605
Total	$2,887	$7,749	$10,636

The following tables present newly restructured loans that occurred during the six months ended June 30, 2020 and 2019, by concession (terms modified):

		June 30, 2020
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$3,249	$—	$—	$3,249
Total	1	$—	$3,249	$—	$—	$3,249
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$2,031	$—	$—	$2,031
Total	1	$—	$2,031	$—	$—	$2,031

		June 30, 2019
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$509	$1,350	$1,859
Real estate term owner occupied- AQR substandard	1	—	—	192	—	192
Total	6	$—	$—	$701	$1,350	$2,051
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$433	$1,346	$1,779
Real estate term owner occupied- AQR substandard	1	—	—	189	—	189
Total	6	$—	$—	$622	$1,346	$1,968

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the six months ended June 30, 2020 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses ("Allowance"). There were no TDRs with specific impairment at June 30, 2020 and December 31, 2019, respectively.
The Company had no TDRs that defaulted within twelve months of restructure and defaulted during the six months ended June 30, 2020 and 2019, respectively.

5.  Allowance for Loan Losses
The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$8,269	$643	$1,279	$2,430	$5,491	$711	$274	$453	$1,467	$21,017
Charge-Offs	(804)	—	—	—	—	—	—	—	—	(804)
Recoveries	30	—	—	—	—	1	—	5	—	36
Provision (benefit)	(129)	47	(64)	103	(70)	(10)	(16)	(11)	554	404
Balance, end of period	$7,366	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,653
Balance, end of period:
Individually evaluated
for impairment	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31
Balance, end of period:
Collectively evaluated
for impairment	$7,335	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,622
2019
Balance, beginning of period	$6,478	$659	$1,367	$2,320	$6,122	$844	$396	$501	$1,522	$20,209
Charge-Offs	(64)	—	—	—	—	—	—	(4)	—	(68)
Recoveries	48	—	—	—	—	25	—	4	—	77
Provision (benefit)	661	80	(255)	(39)	109	(108)	(74)	(15)	(59)	300
Balance, end of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Balance, end of period:
Individually evaluated
for impairment	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Balance, end of period:
Collectively evaluated
for impairment	$7,117	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,512

Six Months Ended June 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Charge-Offs	(955)	—	—	—	—	—	—	(14)	—	(969)
Recoveries	56	—	—	—	—	1	—	13	—	70
Provision (benefit)	1,661	47	198	345	241	30	(12)	12	(58)	2,464
Balance, end of period	$7,366	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,653
Balance, end of period:
Individually evaluated
for impairment	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31
Balance, end of period:
Collectively evaluated
for impairment	$7,335	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,622
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(173)	—	—	—	—	—	—	(4)	—	(177)
Recoveries	92	—	—	—	—	27	—	7	—	126
Provision (benefit)	1,544	64	(163)	254	432	18	16	57	(1,172)	1,050
Balance, end of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Balance, end of period:
Individually evaluated
for impairment	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6
Balance, end of period:
Collectively evaluated
for impairment	$7,117	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,512

The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
June 30, 2020
Balance, end of period	$768,988	$38,148	$75,333	$153,942	$317,333	$40,989	$14,496	$23,972	$1,433,201
Balance, end of period:
Individually evaluated
for impairment	$11,443	$702	$—	$6,794	$802	$1,551	$268	$85	$21,645
Balance, end of period:
Collectively evaluated
for impairment	$757,545	$37,446	$75,333	$147,148	$316,531	$39,438	$14,228	$23,887	$1,411,556
December 31, 2019
Balance, end of period	$411,327	$38,503	$60,906	$138,181	$311,302	$42,200	$16,191	$24,761	$1,043,371
Balance, end of period:
Individually evaluated
for impairment	$16,077	$1,349	$—	$5,104	$178	$1,594	$281	$90	$24,673
Balance, end of period:
Collectively evaluated
for impairment	$395,250	$37,154	$60,906	$133,077	$311,124	$40,606	$15,910	$24,671	$1,018,698

The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
June 30, 2020
Individually evaluated for impairment:
AQR Substandard	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31
Collectively evaluated for impairment:
AQR Pass	7,223	667	1,215	2,469	5,277	681	253	443	—	18,228
AQR Special Mention	60	23	—	64	144	21	5	—	—	317
AQR Substandard	6	—	—	—	—	—	—	4	—	10
AQR Doubtful	46	—	—	—	—	—	—	—	—	46
Unallocated	—	—	—	—	—	—	—	—	2,021	2,021
	$7,366	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,653
December 31, 2019
Individually evaluated for impairment:
AQR Substandard	$17	$—	$—	$—	$—	$—	$—	$—	$—	$17
Collectively evaluated for impairment:
AQR Pass	6,514	588	1,017	2,125	4,829	629	266	431	—	16,399
AQR Special Mention	64	55	—	63	351	42	4	—	—	579
AQR Substandard	9	—	—	—	—	—	—	5	—	14
Unallocated	—	—	—	—	—	—	—	—	2,079	2,079
	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088

6. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of June 30, 2020, the Company has one class of purchased receivables.  There were no purchased receivables past due at June 30, 2020 or December 31, 2019, and there were no restructured purchased receivables at June 30, 2020 or December 31, 2019.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  Purchased receviables of $1.2 million related to one customer relationship are considered nonperforming assets as of June 30, 2020 for which the Company is not accruing and recognizing income. There were no nonperforming purchased receivables as of December 31, 2019.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2020	December 31, 2019
Purchased receivables	$11,642	$24,467
Reserve for purchased receivable losses	(93)	(94)
Total	$11,549	$24,373

The following table sets forth information regarding changes in the purchased receivable reserve for the three and six-month periods ending June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Balance, beginning of period	$99	$141	$94	$190
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Reserve (benefit) for purchased receivables	(6)	(43)	(1)	(92)
Balance, end of period	$93	$98	$93	$98

7. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019

Balance, beginning of period	$11,653	$11,254	$11,920	$10,821
Additions for new MSR capitalized	996	532	1,659	1,639
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(891)	(630)	(1,592)	(1,007)
Other (2)	(1,037)	(320)	(1,266)	(617)
Balance, end of period	$10,721	$10,836	$10,721	$10,836

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2020 and December 31, 2019:

(In Thousands)	June 30, 2020	December 31, 2019

Balance of mortgage loans serviced for others	$655,183	$659,048
MSR as a percentage of serviced loans	1.64%	1.81%

The Company recognized servicing fees of $639,000 and $588,000 during the three-month periods ending June 30, 2020 and 2019, respectively and $1.3 million and $1.1 million during the six-month periods ending June 30, 2020 and 2019, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of June 30, 2020 and December 31, 2019:

	2020	2019

Constant prepayment rate	14.30%	10.61%
Discount rate	7.75%	8.52%

Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at June 30, 2020 and December 31, 2019 were as follows:

(In Thousands)		June 30, 2020	December 31, 2019
Aggregate portfolio principal balance		$655,183	$659,048
Weighted average rate of note		3.80%	3.90%

June 30, 2020	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	14.30%	40.94%	50.36%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$10,721	$4,304	$3,376
Percentage of MSR	1.64%	0.66%	0.52%

December 31, 2019
Constant prepayment rate	10.61%	26.25%	28.39%
Discount rate	8.52%	7.52%	6.52%
Fair value MSR	$11,920	$7,005	$6,625
Percentage of MSR	1.81%	1.06%	1.01%

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

Commercial servicing rights

The commercial servicing right asset ("CSR") has a carrying value $1.2 million at both June 30, 2020 and December 31, 2019, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $242.0 million and $252.9 million at June 30, 2020 and December 31, 2019, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2020 and December 31, 2019 include a constant prepayment rate of 12.25% and a discount rate of 11.70%.

8. Leases

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

As of June 30, 2020, the Company has operating lease ROU assets of $13.2 million and operating lease liabilities of $13.1 million. As of December 31, 2019, the Company had operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company did not have any agreements that are classified as finance leases in 2020 or 2019.

The following table presents additional information about the Company's operating leases:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost(1)	$706	$677	$1,401	$1,355
Short term lease cost(1)	8	8	17	17
Total lease cost	$714	$685	$1,418	$1,372

Other information
Operating leases - operating cash flows			$1,341	$1,348
Weighted average lease term - operating leases, in years			10.80	11.26
Weighted average discount rate - operating leases			3.34%	3.32%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020 (Six months)	$1,336
2021	2,581
2022	2,139
2023	1,850
2024	1,742
Thereafter	6,453
Total minimum lease payments	$16,101
Less: amount of lease payment representing interest	(2,980)
Present value of future minimum lease payments	$13,121

9. Revenue
The Company's revenue is included in net interest income and other operating income on its Consolidated Statements of Income. Topic 606 in the Accounting Standards Codification ("Topic 606") includes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our ongoing revenue-generating transactions are not subject to Topic 606, including revenue associated with financial instruments and revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with MSRs, purchased receivable income, financial guarantees, and derivatives are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant services income, and commissions from the sales of mutual funds and other investments. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s non-interest revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six-month periods ended June 30, 2020 and 2019:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income	2020	2019	2020	2019
In-scope of Topic 606:
Bankcard fees	$681	$744	$1,324	$1,394
Service charges on deposit accounts	171	413	533	826
Other	421	451	735	816
Other operating income (in-scope of Topic 606)	$1,273	$1,608	$2,592	$3,036
Other operating income (out-of-scope of Topic 606)	16,262	7,961	21,376	14,066
Total other operating income	$17,535	$9,569	$23,968	$17,102

Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $38,000 and $0 for the three months ended June 30, 2020 and 2019, respectively, and $75,000 and $316,000 for the six months ended June 30, 2020 and 2019, respectively .

10.  Derivatives
Interest rates swaps related to community banking activities
The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $9.2 million as of June 30, 2020 and $4.7 million as of December 31, 2019 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $92.4 million and $94.4 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the notional amount of interest rate swaps is made up of eight variable to fixed rate swaps to commercial loan customers totaling $46.2 million, and eight fixed to variable rate swaps with a counterparty totaling $46.2 million. Changes in fair value from these eight interest rate swaps offset each other in the first six months of 2020. The Company recognized $17,000 and $734,000 fee income related to interest rate swaps in the three and six-month periods ending June 30, 2020 and June 30, 2019, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 1.68% as of June 30, 2020. The Company pledged $2.9 million and $1.3 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2020 and December 31, 2019, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $2.4 million as of June 30, 2020 and the unrealized loss was $534,000 as of December 31, 2019.
Interest rates swaps related to home mortgage banking activities
The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $206.3 million and $48.8 million at June 30, 2020 and December 31, 2019, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2020 and December 31, 2019:

(In Thousands)	Asset Derivatives
		June 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,411	$2,950
Interest rate lock commitments	Other assets	4,653	810
Total		$13,064	$3,760

(In Thousands)	Liability Derivatives
		June 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,411	$2,950
Retail interest rate contracts	Other liabilities	628	71
Total		$9,039	$3,021

The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three and six-month periods ending June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2020	2019	2020	2019
Retail interest rate contracts	Mortgage banking income	($1,579)	($524)	($4,702)	($692)
Interest rate lock commitments	Mortgage banking income	1,447	781	3,591	1,005
Total		($132)	$257	($1,111)	$313

Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include "right of set-off" provisions. "Right of set-off" provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

The following table summarizes the derivatives that have a right of offset as of June 30, 2020 and December 31, 2019:

June 30, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,411	$—	$8,411	$—	$—	$8,411

Liability Derivatives
Interest rate swaps	$8,411	$—	$8,411	$—	$8,411	$—
Retail interest rate contracts	628	—	628	—	—	628

December 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$—	$2,950

Liability Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$2,950	$—
Retail interest rate contracts	71	—	71	—	—	71

11.  Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Estimated fair values as of the periods indicated are as follows:

	June 30, 2020		December 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$89,412	$89,412	$95,424	$95,424
Investment securities available for sale	79,875	79,875	75,456	75,456
Marketable equity securities	7,758	7,758	7,945	7,945

Level 2 inputs:
Investment securities available for sale	122,472	122,472	200,682	200,682
Investment in Federal Home Loan Bank stock	2,428	2,428	2,138	2,138
Accrued interest receivable	8,389	8,389	4,512	4,512
Interest rate swaps	8,411	8,411	2,950	2,950

Level 3 inputs:
Loans and loans held for sale	1,567,177	1,551,085	1,111,205	1,095,031
Purchased receivables, net	11,549	11,549	24,373	24,373
Interest rate lock commitments	4,653	4,653	810	810
Mortgage servicing rights	10,721	10,721	11,920	11,920
Commercial servicing rights	1,162	1,162	1,214	1,214

Financial liabilities:
Level 2 inputs:
Deposits	$1,737,359	$1,740,146	$1,372,351	$1,373,647
Borrowings	11,754	12,872	8,891	9,216
Accrued interest payable	107	107	23	23
Interest rate swaps	10,812	10,812	3,484	3,484
Retail interest rate contracts	628	628	71	71

Level 3 inputs:
Junior subordinated debentures	10,310	10,711	10,310	11,000

The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$140,003	$47,832	$92,171	$—
Municipal securities	2,327	—	2,327	—
Corporate bonds	32,043	32,043	—	—
Collateralized loan obligations	27,974	—	27,974	—
Total available for sale securities	$202,347	$79,875	$122,472	$—
Marketable equity securities	$7,758	$7,758	$—	$—
Total marketable equity securities	$7,758	$7,758	$—	$—
Interest rate swaps	$8,411	$—	$8,411	$—
Interest rate lock commitments	4,653	—	—	4,653
Mortgage servicing rights	10,721	—	—	10,721
Commercial servicing rights	1,162	—	—	1,162
Total other assets	$24,947	$—	$8,411	$16,536
Liabilities:
Interest rate swaps	$10,812	$—	$10,812	$—
Retail interest rate contracts	628	—	628	—
Total other liabilities	$11,440	$—	$11,440	$—
December 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,852	$57,480	$154,372	$—
Municipal securities	3,297	—	3,297	—
Corporate bonds	35,066	17,976	17,090	—
Collateralized loan obligations	25,923	—	25,923	—
Total available for sale securities	$276,138	$75,456	$200,682	$—
Marketable equity securities	$7,945	$7,945	$—	$—
Total marketable securities	$7,945	$7,945	$—	$—
Interest rate swaps	$2,950	$—	$2,950	$—
Interest rate lock commitments	810	—	—	810
Mortgage servicing rights	11,920	—	—	11,920
Commercial servicing rights	1,214	—	—	1,214
Total other assets	$16,894	$—	$2,950	$13,944
Liabilities:
Interest rate swaps	$3,484	$—	$3,484	$—
Retail interest rate contracts	71	—	71	—
Total other liabilities	$3,555	$—	$3,555	$—

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six-month periods ended June 30, 2020 and 2019:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2020
Interest rate lock commitments	$3,188	($2,242)	$17,605	($13,898)	$4,653	$4,653
Mortgage servicing rights	11,653	(1,928)	996	—	10,721	—
Commercial servicing rights	1,200	(58)	20	—	1,162	—
Total	$16,041	($4,228)	$18,621	($13,898)	$16,536	$4,653
Three Months Ended June 30, 2019
Interest rate lock commitments	$1,237	($549)	$5,094	($3,710)	$2,072	$2,072
Mortgage servicing rights	11,254	(950)	532	—	10,836	—
Commercial servicing rights	1,047	(75)	27	—	999	—
Total	$13,538	($1,574)	$5,653	($3,710)	$13,907	$2,072

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2020
Interest rate lock commitments	$810	($3,139)	$25,112	($18,130)	$4,653	$4,653
Mortgage servicing rights	11,920	(2,858)	1,659	—	10,721	—
Commercial servicing rights	1,214	(79)	27	—	1,162	—
Total	$13,944	($6,076)	$26,798	($18,130)	$16,536	$4,653
Six Months Ended June 30, 2019
Interest rate lock commitments	$978	($878)	$8,190	($6,218)	$2,072	$2,072
Mortgage servicing rights	10,821	(1,624)	1,639	—	10,836	—
Commercial servicing rights	1,030	(98)	67	—	999	—
Total	$12,829	($2,600)	$9,896	($6,218)	$13,907	$2,072

There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2020 and 2019 included in other comprehensive income for recurring Level 3 fair value measurements.

As of and for the periods ending June 30, 2020 and December 31, 2019, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Loans measured for impairment	$250	$—	$—	$250
Total	$250	$—	$—	$250
December 31, 2019
Loans measured for impairment	$561	$—	$—	$561
Total	$561	$—	$—	$561

The following table presents the gains and (losses) resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Loans measured for impairment	($651)	($299)	$14	($7)
Total loss from nonrecurring measurements	($651)	($299)	$14	($7)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	50%
Interest rate lock commitment	External pricing model	Pull through rate	90.55%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.10% - 14.56%
		Discount rate	7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%
December 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.11% - 10.67%
		Discount rate	8.51% - 8.66%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%

12.  Segment Information
The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2020, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$18,117	$887	$19,004
Interest expense	1,468	79	1,547
Net interest income	16,649	808	17,457
Provision for loan losses	404	—	404
Other operating income	2,308	15,227	17,535
Other operating expense	14,113	8,561	22,674
Income before provision for income taxes	4,440	7,474	11,914
Provision (benefit) for income taxes	(124)	2,138	2,014
Net income	$4,564	$5,336	$9,900

	Three Months Ended June 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,758	$548	$17,306
Interest expense	1,125	224	1,349
Net interest income	15,633	324	15,957
Provision for loan losses	300	—	300
Other operating income	3,619	5,950	9,569
Other operating expense	14,111	5,708	19,819
Income before provision for income taxes	4,841	566	5,407
Provision for income taxes	984	162	1,146
Net income	$3,857	$404	$4,261

	Six Months Ended June 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$34,997	$1,346	$36,343
Interest expense	3,087	109	3,196
Net interest income	31,910	1,237	33,147
Provision for loan losses	2,464	—	2,464
Other operating income	4,076	19,892	23,968
Other operating expense	27,725	13,736	41,461
Income before provision for income taxes	5,797	7,393	13,190
Provision for income taxes	142	2,115	2,257
Net income	$5,655	$5,278	$10,933

	Six Months Ended June 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$33,269	$915	$34,184
Interest expense	2,148	310	2,458
Net interest income	31,121	605	31,726
Benefit for loan losses	1,050	—	1,050
Other operating income	6,854	10,248	17,102
Other operating expense	26,629	10,270	36,899
Income before provision for income taxes	10,296	583	10,879
Provision for income taxes	2,139	167	2,306
Net income	$8,157	$416	$8,573

June 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,843,345	$173,360	$2,016,705
Loans held for sale	$—	$133,975	$133,975

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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

As a Smaller Reporting Company, the Company is not required to adopt CECL before January 1, 2023, and we have elected not to early adopt as of January 1, 2020. However, we have the option to early adopt CECL as of either January 1, 2021, or January 1, 2022. Based on our loan portfolio composition at June 30, 2020, and the Company's current economic forecast, had we elected to early adopt CECL as of June 30, 2020, we estimate the impact of adoption to be an overall decrease in our allowance for credit losses ("ACL") for loans between $5.0 million and $6.0 million. The reduction reflects an expected decrease for all loan segments given their short contractual maturities. The Company does not hold a material amount of residential mortgage loans with long or indeterminate maturities as of June 30, 2020. In most instances the Company believes that the ACL for these types of loans would lead to an increase in the ACL. We will continue to evaluate and refine the results of our loss estimates until adoption of ASU 2016-13.
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

Update on Economic Conditions
The COVID-19 pandemic has disrupted economies all around the world. In Alaska, the tourism and hospitality industries have been most affected with job losses. Oil prices dropped precipitously at the beginning of the pandemic, but have rebounded recently to healthier levels. The government’s fiscal and monetary response has been far reaching. This has greatly eased the short run impacts of the virus for most of the Company’s customers.
The State of Alaska Department of Labor reported that a year and a half of positive job growth came to an abrupt end in April of 2020. The seasonally adjusted unemployment rate jumped from 5.6% in March to 13.5% in April. This moderated slightly to 12.6% in May. The comparable U.S. rate peaked at 14.7% in April and decreased to 13.3% in May, according to the State of Alaska Department of Labor. In Alaska, every major job sector reported declines year-over-year (“YoY”) in May 2020 according to the State of Alaska Department of Labor. Leisure and Hospitality was the most severely impacted, declining 39.7% for a loss of 15,300 jobs in Alaska in May 2020. Also in Alaska, government declined by 7,400 jobs or 9.1%, primarily due to a loss of 6,200 local government jobs. State government declined by 1,000 jobs and Federal government by only 200 jobs. Other major sectors to decline in Alaska YoY in May of 2020 were: Health Care -2,900; Transportation, Warehousing and Utilities -2,700; Retail Trade -2,600; and Construction -2,400.
Oil prices have been fluctuating significantly in 2020 as the global economy reacts to the COVID-19 pandemic. Average monthly Alaska North Slope (“ANS”) crude oil prices began the year averaging $65.48 for the month of January. The virus concerns began to have an effect when monthly ANS prices declined to $54.48 in February and $33.21 in March. In the second quarter of 2020, ANS prices hit a monthly low of $16.54 in April and increased to $28.21 in May. The ANS price improved throughout June and averaged $41.78.
Trillions of dollars in federal assistance programs have helped mitigate some of the negative impacts of the COVID-19 pandemic in the short run. The Fed Funds rate was decreased 1.5% in March. This helped reduce borrowers’ interest expense dramatically. The Federal Reserve is buying corporate bonds, lending to state and municipal governments, and even aiding foreign central banks of our allies to help stabilize global markets. The Fed is adding liquidity to the system to ensure credit markets don’t freeze up.
The U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") and the Economic Injury Disaster loan program have provided hundreds of billions of dollars to businesses around the country. The Federal Reserve’s Main Street Lending Program is also now available to help businesses weather current economic disruptions. Direct grants to states from the CARES Act provided approximately $1.25 billion to Alaska. An increase of $600 in weekly unemployment insurance benefits helped millions of people out of work maintain cash flow. A moratorium on housing foreclosures, coupled with widespread payment forbearance arrangements, has kept Americans in their homes.
Alaska’s seasonally adjusted gross state product ("GSP") was $54 billion in the first quarter of 2020, according to the U.S. Bureau of Economic Analysis ("BEA") in a report released on July 7, 2020. Alaska’s real GSP decreased 4% annualized for the quarter. The BEA reported real GSP decreased in all 50 states in the first quarter of 2020 and averaged a decline of 5% for the nation.  Alaska’s performance was above average, placing it 13th best of the 50 U.S. states for the quarter. This is following positive growth in Alaska in 2019 of 2.5%, compared to U.S. growth of 2.3% last year.  The largest sectors of decline in GSP in Alaska in the first quarter of 2020 were Health Care, Accommodation and food services, and Government.
Alaska’s personal income grew 3.7% in 2019 according to a report by the Federal Bureau of Economic Analysis. Total income from all sources in Alaska grew from $44.4 billion at the end of 2018 to $46.1 billion in the first quarter of 2020. Most of the increase came from over $1 billion in improvement of wages in 2019. The first quarter of 2020 was an annualized growth rate of 1.3% in Alaska.
Alaska’s delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.60% at the end of the first quarter 2020. That compares to 0.63% at the end of 2019. The comparable national average rate was 0.73% in the first quarter of 2020 and 0.78% at the end of 2019.
The national survey reported that the percentage of delinquent mortgage loans in Alaska was 3.23% in the first quarter of 2020. This compares to 2.85% at the end of 2019. The delinquency rate for the entire country was higher at 4% in the first quarter of 2020 and 4.07% at the end of 2019.

COVID-19 Issues:

•
Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the significant decline in oil prices. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of June 30, 2020 are being impacted: Tourism (4%), Oil and Gas (5%), Aviation (non-tourism) (4%), Healthcare (4%), Accommodations (2%), Retail (2%) and Restaurants (2%). The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of June 30, 2020 are: Tourism (6%), Oil and Gas (6%), Aviation (non-tourism) (5%), Healthcare (5%), Accommodations (3%), Retail (2%) and Restaurants (2%).

•
Customer Accommodations: The Company has proactively implemented several forms of assistance to help our customers in the event that they experience financial hardship as a result of COVID-19 in addition to our participation in PPP lending. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. The PPP administered by the SBA under the CARES Act has provided some relief on requests to modify loans. As of June 30, 2020, the Company has made the following loan modifications due to the impacts of COVID-19:

Loan Modifications due to COVID-19
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$64,298	$293,224	$357,522
Number of modifications	76	403	479
Consumer loans represent 1% of total loan modifications identified above.

•
Loan Loss Reserve: The Company booked a loan loss provision of $404,000 for the quarter ended June 30, 2020. This compares to a $300,000 provision for loan losses in the second quarter a year ago. The increased provision is the result of growth in the loan portfolio and an increase in qualitative factors based on management's assessment of increased risks in our loan portfolio primarily associated with the COVID-19 pandemic and the reduction in oil prices compared to the prior year.

•
Credit Quality: Net adversely classified loans improved to $15.7 million at June 30, 2020, as compared to $22.3 million at December 31, 2019. Net loan chargeoffs were $768,000 in the second quarter of 2020, compared to net loan recoveries of $9,000 in the second quarter of 2019.

•
Branch Operations: All but one branch remained open throughout the second quarter. Branch lobbies were available by appointment from March 23 to June 17. All but one branch was fully reopened on June 17 with a number of customers and employee safety measures implemented.

•	Growth and Paycheck Protection Program:

•	The Company’s asset base increased during the quarter ended June 30, 2020, due primarily to loans originated under the SBA's PPP.

•
Through June 30, 2020,the Company had funded approximately 2,500 PPP loans totaling $353.5 million to both existing and new customers. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020. The Company is continuing to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options a they become available.

•
According to the SBA, the Company originated more SBA PPP loans in the State of Alaska than any other financial institution, funding 23% of the number and 28% of the value of all Alaska PPP loans for the period ending June 30, 2020.

•
The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund PPP loans but has since repaid those funds in full and has funded the SBA PPP loans through core deposits and maturity of long-term investments.

•
Capital Management: At June 30, 2020, the Company’s and the Bank’s capital ratios were well in excess of all regulatory requirements. As previously announced, the Company suspended its previously announced stock repurchasing activity effective March 26, 2020.

Highlights and Summary of Performance - Second Quarter of 2020
The Company reported net income and diluted earnings per share of $9.9 million and $1.52, respectively, for the second quarter of 2020 compared to net income and diluted earnings per share of $4.3 million and $0.62, respectively, for the second quarter of 2019. The Company reported net income and diluted earnings per share of $10.9 million and $1.68, respectively, for the first six months of 2020 compared to net income and diluted earnings per share of $8.6 million and $1.24, respectively, for the same period in 2019. The increase in net income in the second quarter of 2020 compared to the same quarter last year is primarily due to an increase in mortgage banking income.

•
Total revenue in the second quarter of 2020, which includes net interest income plus other operating income, increased 37% to $35.0 million from $25.5 million in the second quarter a year ago, primarily due to a $9.3 million increase in mortgage banking income.

•	Net interest income increased 9% to $17.5 million in the second quarter of 2020 compared to the same period in 2019 mainly due to increased loans and loans held for sale balances.

•	Net interest margin decreased to 3.98% in the second quarter of 2020 as compared to 4.71% in the second quarter a year ago primarily due to lower interest rates.

•	The Company paid cash dividends of $0.34 per common share in the second quarter of 2020, up 13% from $0.30 in the second quarter of 2019.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average assets	2.04%	1.12%	1.23%	1.15%
Return on average shareholders' equity	19.44%	8.13%	10.65%	8.24%
Dividend payout ratio	22.11%	48.35%	40.35%	48.38%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2020 increased $855,000, or 4% to $20.8 million as compared to $19.9 million at December 31, 2019. OREO, net of government guarantees, increased $162,000 to $5.9 million at June 30, 2020 as compared to $5.8 million at December 31, 2019 due to the transfer of one loan to OREO during the period. Nonperforming loans, net of government guarantees decreased $1.2 million during the first six months of 2020 as compared to December 31, 2019, as paydowns and chargeoffs exceeded additions in the first six months of 2020. $10.4 million, or 50% of nonperforming assets are nonaccrual loans and nonperforming purchased receivables related to five commercial relationships. Two of these relationships, which totaled $5.8 million at the end of the second quarter of 2020, are businesses in the medical industry. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, based on the current trajectory, significant increases may occur in subsequent quarters.

The following table summarizes nonperforming activity for the three-month periods ending June 30, 2020 and 2019:

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2020
Commercial loans	$9,340	$1,055	($534)	($804)	($695)	$—	$—	$8,362
Commercial real estate	4,635	508	(20)	—	—	—	—	5,123
Construction loans	915	—	(213)	—	—	—	—	702
Consumer loans	184	—	(6)	—	—	—	—	178
Nonperforming loans guaranteed by government	(1,671)	(54)	90	—	—	—	—	(1,635)
Total nonperforming loans	13,403	1,509	(683)	(804)	(695)	—	—	12,730
Other real estate owned	7,205	—	—	—	—	—	—	7,205
Repossessed assets	231	695	(7)	—	—	—	—	919
Nonperforming purchased receivables	—	1,226	—	—	—	—	—	1,226
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,560	$3,430	($690)	($804)	($695)	$—	$—	$20,801

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2019
Commercial loans	$12,457	$405	($1,591)	($64)	$—	$—	$—	$11,207
Commercial real estate	4,230	1,087	(276)	—	—	—	—	5,041
Construction loans	2,423	—	(931)	—	—	—	—	1,492
Consumer loans	406	97	(159)	(4)	—	—	—	340
Nonperforming loans guaranteed by government	(1,038)	(101)	—	—	—	—	—	(1,139)
Total nonperforming loans	18,478	1,488	(2,957)	(68)	—	—	—	16,941
Other real estate owned	7,043	—	—	—	—	—	—	7,043
Repossessed assets	1,242	—	—	—	—	—	(60)	1,182
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$25,484	$1,488	($2,957)	($68)	$—	$—	($60)	$23,887
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2020, management had identified potential problem loans of $3.6 million as compared to potential problem loans of $9.0 million at December 31, 2019. The decrease in potential problem loans from December 31, 2019 to June 30, 2020 is primarily the result of $3.1 million in paydowns and the addition of a government guarantee on one loan totaling $1.4 million. One commercial relationship totaling $423,000 as of December 31, 2019, net of government guarantees, was transferred to nonaccrual status, and there was one new potential problem loan during the first six months of 2020 totaling $281,000.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.9 million in loans classified as TDRs that were performing and $7.7 million in TDRs included in nonaccrual loans at June 30, 2020 for a total of approximately

$10.6 million. There are $1.9 million in government guarantees associated with TDRs, so total TDRs, net of government guarantees, total $8.7 million at June 30, 2020. At December 31, 2019 there were $1.4 million in loans classified as TDRs that were performing and $8.7 million in TDRs included in nonaccrual loans for a total of $10.1 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
Net Income
Net income for the second quarter of 2020 increased $5.6 million, or 132%, to $9.9 million as compared to $4.3 million for the same period in 2019. Net income for the first half of 2020 increased $2.4 million, or 28%, to $10.9 million compared to $8.6 million for the first half of 2019. The increase in net income in both periods is primarily due to an increase in mortgage banking income.
Net Interest Income/Net Interest Margin
Net interest income for the second quarter of 2020 increased $1.5 million, or 9%, to $17.5 million as compared to $16.0 million for the second quarter of 2019. Net interest margin decreased 73 basis points to 3.98% in the second quarter of 2020 as compared to 4.71% in the second quarter of 2019. Net interest income for the first half of 2020 increased $1.4 million, or 4%, to $33.1 million as compared to $31.7 million for the first half of 2019. Net interest margin decreased 63 basis points to 4.14% in the first half of 2020 as compared to 4.77% in the first half of 2019. The increase in net interest income in the second quarter and first six months of 2020 compared to the same periods of 2019 was primarily the result of higher interest income on loans and loans held for sale due to increased balances. The decrease in net interest margin in the second quarter and the first half of 2020 as compared to the same periods a year ago was primarily the result of the reduction in short-term interest rates in the first quarter of 2020 and the impact of the SBA PPP loans on the resulting yields in the loan portfolio. Changes in net interest margin in the three and six months ended June 30, 2020 as compared to the same period in the prior year are detailed below:

Three Months Ended June 30, 2020 vs. June 30, 2019
Nonaccrual interest adjustments	0.03%
Impact of SBA Paycheck Protection Program loans	(0.15)%
Interest rates and loan fees	(0.55)%
Volume and mix of interest-earning assets	(0.06)%
Change in net interest margin	(0.73)%

Six Months Ended June 30, 2020 vs. June 30, 2019
Nonaccrual interest adjustments	0.03%
Impact of SBA Paycheck Protection Program loans	(0.09)%
Interest rates and loan fees	(0.51)%
Volume and mix of interest-earning assets	(0.06)%
Change in net interest margin	(0.63)%

Components of Net Interest Margin
The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the three-month periods ended June 30, 2020 and 2019:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2020	2019	$	%	2020	2019	$	%	2020	2019	Change
Loans[1,2]	$1,342,717	$1,003,019	$339,698	34%	$16,584	$14,825	$1,759	12%	4.97%	5.94%	(0.97)%
Loans held for sale	111,475	51,280	60,195	117%	870	528	342	65%	3.14%	4.14%	(1.00)%

Short-term investments[3]	51,448	22,850	28,598	125%	31	135	(104)	(77)%	0.24%	2.38%	(2.14)%
Long-term investments[4]	256,500	281,450	(24,950)	(9)%	1,519	1,818	(299)	(16)%	2.38%	2.60%	(0.22)%
Total investments	307,948	304,300	3,648	1%	1,550	1,953	(403)	(21)%	2.02%	2.58%	(0.56)%
Interest-earning assets	1,762,140	1,358,599	403,541	30%	19,004	17,306	1,698	10%	4.34%	5.12%	(0.78)%
Nonearning assets	186,583	167,414	19,169	11%
Total	$1,948,723	$1,526,013	$422,710	28%

Interest-bearing demand	$379,851	$253,553	$126,298	50%	$156	$92	$64	70%	0.17%	0.15%	0.02%
Savings deposits	246,379	232,675	13,704	6%	176	289	(113)	(39)%	0.29%	0.50%	(0.21)%
Money market deposits	214,532	205,364	9,168	4%	164	295	(131)	(44)%	0.31%	0.58%	(0.27)%
Time deposits	176,782	126,530	50,252	40%	835	498	337	68%	1.90%	1.58%	0.32%
Total interest-bearing deposits	1,017,544	818,122	199,422	24%	1,331	1,174	157	13%	0.53%	0.58%	(0.05)%
Borrowings	73,349	44,938	28,411	63%	216	175	41	23%	1.18%	1.57%	(0.39)%
Total interest-bearing liabilities	1,090,893	863,060	227,833	26%	1,547	1,349	198	15%	0.57%	0.63%	(0.06)%
Demand deposits and other noninterest-bearing liabilities	652,989	452,623	200,366	44%
Equity	204,841	210,330	(5,489)	(3)%
Total	$1,948,723	$1,526,013	$422,710	28%
Net interest income					$17,457	$15,957	$1,500	9%
Net interest margin									3.98%	4.71%	(0.73)%
Average loans to average interest-earning assets	76.20%	73.83%
Average loans to average total deposits	82.88%	80.93%
Average non-interest deposits to average total deposits	37.19%	33.99%
Average interest-earning assets to average interest-bearing liabilities	161.53%	157.42%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.0 million and $766,000 in the second quarter of 2020 and 2019, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $14.6 million and $18.5 million in the second quarter of 2020 and 2019, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2020 and 2019.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2020 vs. 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,120	($361)	$1,759
Loans held for sale	432	(90)	342
Short-term investments	79	(183)	(104)
Long-term investments	(161)	(138)	(299)
Total interest income	$2,470	($772)	$1,698

Interest Expense:
Interest-bearing deposits	$243	($86)	$157
Borrowings	88	(47)	41
Total interest expense	$331	($133)	$198

The following table compares average balances and rates as well as net tax equivalent margins on earning assets for the six-month periods ended June 30, 2020 and 2019:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2020	2019	$	%	2020	2019	$	%	2020	2019	Change
Loans[1,2]	$1,200,870	$996,009	$204,861	21%	$31,503	$29,454	$2,049	7%	5.28%	5.95%	(0.67)%
Loans held for sale	80,925	41,297	39,628	96%	1,310	876	434	50%	3.26%	4.27%	(1.01)%

Short-term investments[3]	59,762	23,521	36,241	154%	267	278	(11)	(4)%	0.90%	2.38%	(1.48)%
Long-term investments[4]	270,284	280,937	(10,653)	(4)%	3,263	3,576	(313)	(9)%	2.43%	2.56%	(0.13)%
Total investments	330,046	304,458	25,588	8%	3,530	3,854	(324)	(8)%	2.15%	2.55%	(0.40)%
Interest-earning assets	1,611,841	1,341,764	270,077	20%	36,343	34,184	2,159	6%	4.53%	5.12%	(0.59)%
Nonearning assets	180,316	164,841	15,475	9%
Total	$1,792,157	$1,506,605	$285,552	19%

Interest-bearing demand	$350,308	$247,324	$102,984	42%	$320	$145	$175	121%	0.18%	0.12%	0.06%
Savings deposits	238,009	234,201	3,808	2%	413	544	(131)	(24)%	0.35%	0.47%	(0.12)%
Money market deposits	210,288	206,436	3,852	2%	421	544	(123)	(23)%	0.40%	0.53%	(0.13)%
Time deposits	173,096	121,393	51,703	43%	1,661	879	782	89%	1.93%	1.46%	0.47%
Total interest-bearing deposits	971,701	809,354	162,347	20%	2,815	2,112	703	33%	0.58%	0.52%	0.06%
Borrowings	47,769	48,208	(439)	(1)%	381	346	35	10%	1.60%	1.44%	0.16%
Total interest-bearing liabilities	1,019,470	857,562	161,908	19%	3,196	2,458	738	30%	0.63%	0.58%	0.05%
Demand deposits and other noninterest-bearing liabilities	566,284	439,253	127,031	29%
Equity	206,403	209,790	(3,387)	(2)%
Total	$1,792,157	$1,506,605	$285,552	19%
Net interest income					$33,147	$31,726	$1,421	4%
Net interest margin									4.14%	4.77%	(0.63)%
Average loans to average interest-earning assets	74.50%	74.23%
Average loans to average total deposits	80.62%	81.84%
Average non-interest deposits to average total deposits	34.77%	33.50%
Average interest-earning assets to average interest-bearing liabilities	158.11%	156.46%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.9 million and $1.6 million in the first six months of 2020 and 2019, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $14.7 million and $17.0 million in the first six months of 2020 and 2019, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2020 and 2019.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2020 vs. 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$3,235	($1,186)	$2,049
Loans held for sale	581	(147)	434
Short-term investments	237	(248)	(11)
Long-term investments	(210)	(103)	(313)
Total interest income	$3,843	($1,684)	$2,159

Interest Expense:
Interest-bearing deposits	$458	$245	$703
Borrowings	(3)	38	35
Total interest expense	$455	$283	$738

Provision for Loan Losses
The provision for loan losses increased to $404,000 for the second quarter of 2020 compared to $300,000 in the second quarter of 2019 due to an increase in qualitative factors based on management's assessment of increased risks in our loan portfolio primarily associated with the COVID-19 pandemic and the reduction in oil prices compared to the prior year. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 162% at June 30, 2020 and 137% at December 31, 2019.
The provision for loan losses was $2.5 million for the first half of 2020 as compared to $1.1 million for the first six months of 2019. Similar to the second quarter of 2020 compared to the second quarter of 2019, the increase is mostly due to an increase in the qualitative factors based on management's assessment of increased risks in our loan portfolio primarily associated with the COVID-19 pandemic and the reduction in oil prices compared to the prior year.
See "Analysis of Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
Other Operating Income
Other operating income for the three-month period ended June 30, 2020, increased $8.0 million, or 83%, to $17.5 million as compared to $9.6 million the same period in 2019, primarily due to the $9.3 million increase in mortgage banking income in the second quarter of 2020 compared to the same quarter in 2019. This increase in mortgage banking income in the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to increased refinance activity due to changes in the mortgage interest rates. The increase in mortgage banking income in the second quarter of 2020 was only partially offset by a decrease of $717,000 in interest rate swap income, as well as a smaller decrease in purchased receivable income, due to customers reportedly using PPP funds instead of selling receivables, and a decrease in service charges on deposit accounts due to customer accommodations related to the impacts of COVID19 as compared to the second quarter of 2019.

Other Operating Expense
Other operating expense for the second quarter of 2020 increased $2.9 million, or 14%, to $22.7 million as compared to the same period in 2019 primarily due to higher salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes, as well as higher data processing costs in the community banking segment due to charges for additional products and services.
Income Taxes
The provision for income taxes for the second quarter of 2020 increased $868,000, or 76%, as compared to the same period in 2019. The provision for income taxes in the first half of 2020 decreased $49,000, or 2%, as compared to the first half of 2019. The increase in the three-month period ending June 30, 2020 as compared to the same period in 2019 was primarily due to the increase in pretax income. The effective tax rate decreased to 17% in the three and six-month periods ending June 30, 2020 as compared to 21% in both the three and six-month periods ending June 30, 2019 primarily due to the reversal of a $454,000 accrual for a potential increase in tax expense related to an audit that was performed in 2018 by the State of Alaska for tax years 2014-2016. The Company appealed the State of Alaska's decision on this matter and reversed this accrual in the second quarter of 2020 because the Company believes that it is more likely than not that the court will rule in the Company's favor.

FINANCIAL CONDITION
Balance Sheet Overview
Portfolio Investments
Portfolio investments at June 30, 2020 decreased 26%, or $74.0 million, to $210.1 million from $284.1 million at December 31, 2019 as proceeds from sales, maturities, and security calls were used for loan fundings in the first six months of 2020.
The table below details portfolio investment balances by portfolio investment type:

	June 30, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$140,003	66.6%	$211,852	74.6%
Municipal securities	2,327	1.1%	3,297	1.2%
Corporate bonds	32,043	15.3%	35,066	12.3%
Collateralized loan obligations	27,974	13.3%	25,923	9.1%
Preferred stock	7,758	3.7%	7,945	2.8%
Total portfolio investments	$210,105		$284,083

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

Portfolio loans increased by $389.8 million, or 37%, to $1.433 billion at June 30, 2020 from $1.043 billion at December 31, 2019, primarily as a result of increased commercial loans due to the Company's participation in the SBA PPP. PPP loans are included in commercial loans in the table below and totaled $353.5 million at June 30, 2020 and zero at December 31, 2019. As shown in the table below, real estate construction one-to-four family, real estate term owner occupied and real estate term non-owner occupied loans also increased in the first six months of 2020.These increases were partially offset by smaller decreases in consumer loans and real estate term other loans in the first six months of 2020. Real estate construction one-to-four family loans, which are mostly residential housing construction loans decreased slightly to 3% of portfolio loans at June 30, 2020 compared to 4% at December 31, 2019.
The following table details loan balances by loan type as of the dates indicated:

	June 30, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$780,160	54.3%	$412,690	39.5%
Real estate construction one-to-four family	38,318	2.7%	38,818	3.7%
Real estate construction other	76,146	5.3%	61,808	5.9%
Real estate term owner occupied	154,741	10.8%	138,891	13.3%
Real estate term non-owner occupied	319,257	22.3%	312,960	30.0%
Real estate term other	41,276	2.9%	42,506	4.1%
Consumer secured by 1st deeds of trust	14,510	1.0%	16,198	1.6%
Consumer other	23,800	1.7%	24,585	2.4%
Subtotal	$1,448,208		$1,048,456
Less: Unearned origination fee,
net of origination costs	(15,007)	(1.0)%	(5,085)	(0.5)%
Total loans	$1,433,201		$1,043,371
The above table includes $353.5 million SBA PPP loans within the Commercial loan segment. Additionally, unearned origination fee, net of origination costs includes $9.8 million associated with SBA PPP loans.

Information about loans directly exposed to the oil and gas industry

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $70.2 million, or approximately 5% of loans as of June 30, 2020 have direct exposure to the oil and gas industry as compared to $79.2 million, or approximately 8% of loans as of December 31, 2019. The Company has no loans to oil producers or exploration companies as of June 30, 2020 or December 31, 2019, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $7.7 million and $14.2 million at June 30, 2020 and December 31, 2019, respectively, and is classified as an Asset Quality Rating ("AQR") system pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $51.9 million and $31.1 million at June 30, 2020 and December 31, 2019, respectively. The portion of the Company's Allowance that related to the loans with direct exposure to the oil and gas industry was estimated at $1.3 million as of June 30, 2020 and $1.6 million as of December 31, 2019.

The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
June 30, 2020
AQR Pass	$52,940	$—	$—	$4,083	$—	$—	$—	$2,120	$59,143
AQR Special Mention	717	—	—	1,723	6,687	—	—	—	9,127
AQR Substandard	1,942	—	—	—	—	—	—	—	1,942
Total	$55,599	$—	$—	$5,806	$6,687	$—	$—	$2,120	$70,212
December 31, 2019
AQR Pass	$62,345	$—	$—	$4,153	$—	$—	$—	$361	$66,859
AQR Special Mention	450	—	—	1,900	6,916	—	—	—	9,266
AQR Substandard	3,070	—	—	—	—	—	—	—	3,070
Total	$65,865	$—	$—	$6,053	$6,916	$—	$—	$361	$79,195

Supplemental information about significant COVID-19 exposure on directly impacted industries
In addition, at June 30, 2020, the Company had $63.4 million, or 4% of portfolio loans, in the tourism sector, $56.0 million, or 5% of portfolio loans, in the aviation (non-tourism) sector, $51.5 million, or 4% of total loans, in the healthcare sector, $23.9 million, or 2%, in retail loans and $23.5 million, or 2% in the restaurant sector, and $34.4 million, or 2% in the accommodations sector. The portion of the Company's Allowance that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2020:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurant	Accommodations	Total
Allowance	$1,213	$1,082	$885	$437	$449	$652	$4,718

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

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the AQR system. The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Item 1 of this report. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2020.

After the portfolio has been disaggregated into segments and classes, the Company calculates a general reserve for each segment and class based on the average loss history for each segment and class. The Company utilizes a lookback period of five years in the calculation of average historical loss rates.

After the Company calculates a general allocation using our loss history, the general reserve is then adjusted for qualitative factors by segment and class. Qualitative factors are based on management’s assessment of current trends that may cause losses inherent in the current loan portfolio to differ significantly from historical losses. Some factors that management considers in determining the qualitative adjustment to the general reserve include our concentration of large borrowers; national and local economic trends,including impacts related to COVID-19; general business conditions; trends in local real estate markets; economic, political, and industry specific factors that affect resource development in Alaska; effects of various political activities; peer group data; and internal factors such as underwriting policies and expertise of the Company’s employees.

•
An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At June 30, 2020 and December 31, 2019, the unallocated allowance as a percentage of the total Allowance was 10% and 11%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Balance at beginning of period	$21,017	$20,209	$19,088	$19,519
Charge-offs:
Commercial	804	64	955	173
Consumer other	—	4	14	4
Total charge-offs	804	68	969	177
Recoveries:
Commercial	30	48	56	92
Real estate term other	1	25	1	27
Consumer other	5	4	13	7
Total recoveries	36	77	70	126
Net, charge-offs	768	(9)	899	51
Provision for loan losses	404	300	2,464	1,050
Balance at end of period	$20,653	$20,518	$20,653	$20,518
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $365.0 million, or 27%, to $1.737 billion as of June 30, 2020 compared to $1.372 billion as of December 31, 2019. This increase is primarily due to funding PPP loans, but is also due to new client relationships as a result of the Company's significant PPP efforts during the second quarter of 2020. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2020		December 31, 2019
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$680,033	40%	$451,896	33%
Interest-bearing demand	400,138	23%	320,264	23%
Savings deposits	261,934	15%	229,918	17%
Money market deposits	215,735	12%	205,801	15%
Time deposits	179,519	10%	164,472	12%
Total deposits	$1,737,359		$1,372,351
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at June 30, 2020 and 88% of total deposits at December 31, 2019.
The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2020, the Company had $179.5 million in certificates of deposit as compared to certificates of deposit of $164.5 million at December 31, 2019. At June 30, 2020, $130.8 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $90.5 million, or 55%, of total certificates of deposit at December 31, 2019. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2020 and December 31, 2019, was $134.6 million and $118.9 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2020:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$27,843	21%
Over 3 through 6 months	24,912	19%
Over 6 through 12 months	43,624	32%
Over 12 months	38,270	28%
Total	$134,649	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2020 or December 31, 2019.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2020, our maximum borrowing line from the FHLB was $901.1 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $11.8 million as of June 30, 2020 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an 18 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The fourth advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The fifth advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2020. This advance has a 18 year term with a 30 year amortization period and a fixed interest rate of 1.63%, which mirrors the term of the loan made to the borrower. The last advance is a $762,000 FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2020. This advance has a 18 year term with a 16.8 year amortization period and a fixed interest rate of 1.23%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $86.9 million of loans as collateral to secure advances made through the discount window on June 30, 2020. There were no discount window advances outstanding at June 30, 2020 or December 31, 2019, respectively. The Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full. This advance had an interest rate of 0.35%. The average balance outstanding of PPPLF was $45.2 million and $22.6 million during the three and six-month periods ending June 30, 2020, respectively.

Other Short-term Borrowings: Securities sold under agreements to repurchase were zero for June 30, 2020 and December 31, 2019, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending June 30, 2020 and 2019 was zero and $26.8 million, respectively, and zero and $30.3 million, respectively, in the six-month periods ending June 30, 2020 and 2019. The maximum outstanding at any month-end was zero and $36.6 million, respectively, during the same three and six-month periods ending June 30, 2020 and 2019. The securities sold under agreements to repurchase were held by the FHLB under the Company’s control.

The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $300.4 million at June 30, 2020 and $244.7 million at December 31, 2019. As of April 7, 2020, the State of Alaska increased this limit to 35% of total assets.

At June 30, 2020 and December 31, 2019, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2020 or December 31, 2019.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2020 were $335.4 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2020 were $1.737 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $46.6 million for the first six months of 2020, primarily due to cash provided by proceeds from the sale of loans held for sale being more than offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $316.6 million for the same period, primarily due to increases in loans, in particular PPP loans. This use of cash was only partially offset by proceeds from the maturity of securities available for sale. Net cash provided by financing activities in the same period was $357.2 million, primarily due to increases in deposits largely due to funding PPP loans that was done via deposit into customer accounts. This increase was only partially offset by the repurchase of common stock and cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. At June 30, 2020, our funds available for borrowing under our existing lines of credit were $964.9 million. Additionally, the Company can obtain additional nonrecourse borrowings under the Federal Reserve Bank's newly created PPPLF as a source of additional liquidity in order to meet liquidity needs created by the origination of PPP loans without excessive usage of the Company's other existing liquidity sources. The Company had $239.2 million in PPP loans eligible to be pledged for the PPPLF program as of June 30, 2020.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 1,946 shares of its common stock in the first six months of 2020 and repurchased 192,709 shares of its common stock under the Company's previously announced repurchase program. The Company suspended its stock repurchase activities on March 26, 2020. At June 30, 2020, the Company had 6,368,046 shares of its common stock outstanding.
Capital Requirements and Ratios
We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2020, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2020, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both June 30, 2020 and December 31, 2019, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 31, 2020
Total risk-based capital	8.00%	10.00%	15.24%	13.44%
Tier 1 risk-based capital	6.00%	8.00%	13.99%	12.18%
Common equity tier 1 capital	4.50%	6.50%	13.32%	12.19%
Leverage ratio	4.00%	5.00%	11.92%	9.06%
December 31, 2019
Total risk-based capital	8.00%	10.00%	15.63%	13.24%
Tier 1 risk-based capital	6.00%	8.00%	14.38%	11.98%
Common equity tier 1 capital	4.50%	6.50%	13.69%	11.98%
Leverage ratio	4.00%	5.00%	12.41%	10.36%

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

Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of June 30, 2020 and December 31, 2019, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $335.4 million and $301.9 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $206.3 million and $48.8 million, as of June 30, 2020 and December 31, 2019, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $167,000 and $152,000 at June 30, 2020 and December 31, 2019 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to improvements to the Company's corporate office building. At June 30, 2020 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of market risk as of June 30, 2020 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2020, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 50 million people have filed claims for unemployment, and stock markets have experienced significant volatility in value and, in particular, bank stocks have significantly declined in value. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have resulted in material decreases in oil and gas prices, disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. These developments as a consequence of the COVID-19 pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020. If these effects continue for a prolonged period or result in sustained economic stress or recession, such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, loan funding, operations, interest rate risk, and human capital, as described in more detail below.

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

• Strategic Risk

Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in our markets, state and local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2020 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

August 4, 2020	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 4, 2020	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)