Form 10-Q
period 2020-09-30
NORTHRIM BANCORP INC
filed 2020-11-03
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 3, 2020 was 6,233,755.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$31,165	$20,518
Interest bearing deposits in other banks	69,964	74,906
Investment securities available for sale, at fair value	215,369	276,138
Marketable equity securities	8,534	7,945
Investment in Federal Home Loan Bank stock	2,508	2,138
Loans held for sale	128,105	67,834
Loans	1,492,720	1,043,371
Allowance for loan losses	(21,683)	(19,088)
Net loans	1,471,037	1,024,283
Purchased receivables, net	13,520	24,373
Mortgage servicing rights, at fair value	10,589	11,920
Other real estate owned, net	6,962	7,043
Premises and equipment, net	38,615	38,422
Operating lease right-of-use asset	12,943	14,306
Goodwill	15,017	15,017
Other intangible assets, net	1,041	1,077
Other assets	72,369	58,076
Total assets	$2,097,738	$1,643,996
LIABILITIES
Deposits:
Demand	$697,363	$451,896
Interest-bearing demand	427,811	320,264
Savings	272,624	229,918
Money market	227,106	205,801
Certificates of deposit less than $250,000	94,743	90,702
Certificates of deposit $250,000 and greater	86,486	73,770
Total deposits	1,806,133	1,372,351
Borrowings	13,737	8,891
Junior subordinated debentures	10,310	10,310
Operating lease liability	12,881	14,229
Other liabilities	40,061	31,098
Total liabilities	1,883,122	1,436,879
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,279,304 and 6,558,809 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6,279	6,559
Additional paid-in capital	42,966	50,512
Retained earnings	165,606	149,615
Accumulated other comprehensive (loss) income, net of tax	(235)	431
Total shareholders' equity	214,616	207,117
Total liabilities and shareholders' equity	$2,097,738	$1,643,996
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$18,691	$15,863	$51,504	$46,193
Interest on investment securities available for sale	940	1,528	3,951	4,850
Dividends on marketable equity securities	122	114	336	330
Dividends on Federal Home Loan Bank stock	24	19	62	57
Interest on deposits in other banks	17	313	284	591
Total Interest Income	19,794	17,837	56,137	52,021
Interest Expense
Interest expense on deposits	1,320	1,365	4,135	3,477
Interest expense on securities sold under agreements to repurchase	—	1	—	41
Interest expense on borrowings	84	70	277	189
Interest expense on junior subordinated debentures	96	95	284	282
Total Interest Expense	1,500	1,531	4,696	3,989
Net Interest Income	18,294	16,306	51,441	48,032
Provision (benefit) for loan losses	567	(2,075)	3,031	(1,025)
Net Interest Income After Provision for Loan Losses	17,727	18,381	48,410	49,057
Other Operating Income
Mortgage banking income	17,932	7,565	37,824	17,813
Bankcard fees	770	820	2,094	2,214
Purchased receivable income	516	709	2,112	2,355
Service charges on deposit accounts	269	398	802	1,224
Unrealized (loss) gain on marketable equity securities	375	130	(347)	782
Interest rate swap income	726	—	743	734
Gain on sale of marketable equity securities, net	—	—	98	—
Gain on sale of investment securities available for sale, net	—	—	—	23
Other income	1,040	887	2,270	2,466
Total Other Operating Income	21,628	10,509	45,596	27,611
Other Operating Expense
Salaries and other personnel expense	16,418	13,186	44,311	37,433
Data processing expense	1,851	1,849	5,653	5,324
Occupancy expense	1,648	1,576	4,923	4,989
Professional and outside services	884	610	2,206	1,850
Marketing expense	302	357	1,581	1,609
Insurance expense	315	102	928	592
Intangible asset amortization expense	12	15	36	45
OREO expense (income), net rental income and gains on sale	23	(31)	8	(186)
Other operating expense	2,053	1,660	5,321	4,567
Total Other Operating Expense	23,506	19,324	64,967	56,223
Income Before Provision for Income Taxes	15,849	9,566	29,039	20,445
Provision for income taxes	3,994	2,028	6,251	4,334
Net Income	$11,855	$7,538	$22,788	$16,111
Earnings Per Share, Basic	$1.87	$1.13	$3.57	$2.38
Earnings Per Share, Diluted	$1.84	$1.11	$3.52	$2.35
Weighted Average Shares Outstanding, Basic	6,338,465	6,604,044	6,391,164	6,760,672
Weighted Average Shares Outstanding, Diluted	6,413,221	6,707,523	6,467,991	6,861,973
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net income	$11,855	$7,538	$22,788	$16,111
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized gains arising during the period	$54	$83	$477	$2,816
Reclassification of net gains included in net income, net of tax expense of $0 for the third quarters of 2020 and 2019, and $28 and $7 for the
nine months ended September 30, 2020 and 2019, respectively	—	—	(70)	(16)
Derivatives and hedging activities:
Unrealized gains (losses) arising during the period	245	(691)	(1,622)	(1,672)
Income tax (expense) benefit related to unrealized gains and losses	(85)	(23)	549	(742)
Other comprehensive (loss) income, net of tax	214	(631)	(666)	386
Comprehensive income	$12,069	$6,907	$22,122	$16,497

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

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2020	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,223)	—	(2,223)
Stock-based compensation expense	—	—	242	—	—	242
Repurchase of common stock	(193)	(193)	(6,117)	—	—	(6,310)
Other comprehensive loss, net of tax	—	—	—	—	(2,136)	(2,136)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	1,033	—	1,033
Balance as of March 31, 2020	6,366	$6,366	$44,776	$148,286	($1,705)	$197,723
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,188)	—	(2,188)
Stock-based compensation expense	—	—	238	—	—	238
Exercise of stock options and vesting of restricted stock units, net	2	2	(8)	—	—	(6)
Other comprehensive income, net of tax	—	—	—	—	1,256	1,256
Net income	—	—	—	9,900	—	9,900
Balance as of June 30, 2020	6,368	$6,368	$45,006	$155,998	($449)	$206,923
Cash dividend on common stock ($0.35 per share)	—	—	—	(2,247)	—	(2,247)
Stock-based compensation expense	—	—	237	—	—	237
Repurchase of common stock	(89)	(89)	(2,277)	—	—	(2,366)
Other comprehensive income, net of tax	—	—	—	—	214	214
Net income	—	—	—	11,855	—	11,855
Balance as of September 30, 2020	6,279	$6,279	$42,966	$165,606	($235)	$214,616
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Operating Activities:
Net income	$22,788	$16,111
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	(98)	(23)
Loss on disposal of premises and equipment	22	—
Depreciation and amortization of premises and equipment	2,337	2,231
Amortization of software	821	753
Intangible asset amortization	36	45
Amortization of investment security premium, net of discount accretion	(24)	26
Unrealized loss (gain) on marketable equity securities	347	(782)
Deferred tax (benefit) expense	(477)	758
Stock-based compensation	717	544
Deferred loan fees and amortization, net of costs	9,399	137
Provision (benefit) for loan losses	3,031	(1,025)
Benefit for purchased receivables	(7)	(103)
Additions to home mortgage servicing rights carried at fair value	(3,032)	(2,672)
Change in fair value of home mortgage servicing rights carried at fair value	4,363	2,287
Change in fair value of commercial servicing rights carried at fair value	180	118
Gain on sale of loans	(30,701)	(14,598)
Proceeds from the sale of loans held for sale	883,899	470,561
Origination of loans held for sale	(913,469)	(503,195)
Gain on sale of other real estate owned	(176)	(380)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,512)	19
(Increase) in other assets	(6,443)	3,257
Decrease in other liabilities	2,980	3,590
Net Cash (Used) by Operating Activities	(27,019)	(22,341)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(89,173)	(63,904)
Purchases of marketable equity securities	(1,439)	—
Purchases of FHLB stock	(5,884)	(879)
Proceeds from sales/calls/maturities of securities available for sale	150,544	81,059
Proceeds from sales of marketable equity securities	502	—
Proceeds from redemption of FHLB stock	5,514	840
Decrease in purchased receivables, net	10,860	836
Increase in loans, net	(459,346)	(51,545)
Proceeds from sale of other real estate owned	419	1,149
Purchases of software	(96)	(374)
Purchases of premises and equipment	(2,552)	(1,697)
Net Cash (Used) by Investing Activities	(390,651)	(34,515)
Financing Activities:
Increase in deposits	433,782	122,941
Decrease in securities sold under repurchase agreements	—	(34,278)
Increase in borrowings	4,846	1,692
Repurchase of common stock	(8,676)	(12,569)
Proceeds from the issuance of common stock	8	—
Cash dividends paid	(6,585)	(6,280)
Net Cash Provided by Financing Activities	423,375	71,506
Net Change in Cash and Cash Equivalents	5,705	14,650

Cash and Cash Equivalents at Beginning of Period	95,424	77,538
Cash and Cash Equivalents at End of Period	$101,129	$92,188

Supplemental Information:
Income taxes paid	$1,940	$275
Interest paid	$4,580	$3,889
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$7,282
Transfer of loans to other real estate owned	$162	$—
Non-cash lease liability arising from obtaining right of use assets	$370	$528
Cash dividends declared but not paid	$73	$66

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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

    We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed substantially all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2020. Our current planned approach for estimating expected life-time credit losses for loans and debt securities includes the following key components:

•An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and off balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by segment and class of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

•A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•Utilization of discounted cash flow ("DCF") methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

•For debt securities classified as available-for-sale or held-to-maturity, we plan to utilize the DCF methods to measure the ACL, which will incorporate expected credit losses using the conceptual components described above.

    We will recognize an ACL for available-for-sale and held-to-maturity debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant. As of September 30, 2020, the Company does not hold any debt securities classified as held-to-maturity.

    The ultimate effect of CECL on our ACL will depend on the size and composition of our loan and investment portfolios, the portfolios' credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.

2. Cash and Cash Equivalents
    The Company is required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services. The average reserve requirement for the maintenance period for the quarter ended September 30, 2020, was zero.
    The Company is required to maintain a $500,000 balance with a correspondent bank for outsourced servicing of ATMs.

    As of September 30, 2020, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure, respectively, of its interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures.

3. Investment Securities
    The amortized cost and estimated fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$155,971	$1,629	($48)	$157,552
Municipal securities	2,295	41	—	2,336
Corporate bonds	26,750	465	—	27,215
Collateralized loan obligations	28,526	7	(267)	28,266
Total securities available for sale	$213,542	$2,142	($315)	$215,369
December 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$210,756	$1,133	($37)	$211,852
Municipal securities	3,288	9	—	3,297
Corporate bonds	34,764	302	—	35,066
Collateralized loan obligations	25,980	—	(57)	25,923
Total securities available for sale	$274,788	$1,444	($94)	$276,138

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020:
Securities available for sale
U.S. Treasury and government sponsored entities	$36,286	($48)	$—	$—	$36,286	($48)
Collateralized loan obligations	21,812	(223)	2,947	(44)	24,759	(267)
Total	$58,098	($271)	$2,947	($44)	$61,045	($315)
December 31, 2019:
Securities available for sale
U.S. Treasury and government sponsored entities	$39,797	($33)	$2,996	($4)	$42,793	($37)
Collateralized loan obligations	14,972	(17)	7,951	(40)	22,923	(57)
Total	$54,769	($50)	$10,947	($44)	$65,716	($94)

    The unrealized losses on investments in U.S. treasury and government sponsored entities and collateralized loan obligations in both periods were caused by changes in interest rates. At September 30, 2020 and December 31, 2019, there were 11 and 8 available-for-sale securities with unrealized losses that have been in a loss position for less than twelve months, respectively. There were 1 and 3 securities as of September 30, 2020 and December 31, 2019 that have been in an unrealized loss position for more than twelve months, respectively.  The contractual terms of the investments in a loss position do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

    At September 30, 2020 and December 31, 2019, $85.0 million and $30.6 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2020, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$69,006	$69,784	2.22%
1-5 years	86,965	87,768	1.15%
Total	$155,971	$157,552	1.63%
Corporate bonds
1-5 years	$26,750	$27,215	1.45%
Total	$26,750	$27,215	1.45%
Collateralized loan obligations
5-10 years	$5,090	$5,053	1.89%
Over 10 years	23,436	23,213	1.70%
Total	$28,526	$28,266	1.73%
Municipal securities
1-5 years	$2,295	$2,336	3.92%
Total	$2,295	$2,336	3.92%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three and nine-month periods ending September 30, 2020 and 2019, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended September 30, 2020
Available for sale securities	$—	$—	$—
Three Months Ended September 30, 2019
Available for sale securities	$—	$—	$—
Nine Months Ended September 30, 2020
Available for sale securities	$—	$—	$—
Nine Months Ended September 30, 2019
Available for sale securities	$4,219	$23	$—

    A summary of interest income for the three and nine-month periods ending September 30, 2020 and 2019, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
US Treasury and government sponsored entities	$680	$943	$2,839	$3,085
Other	237	573	1,040	1,671
Total taxable interest income	$917	$1,516	$3,879	$4,756
Municipal securities	$23	$12	$72	$94
Total tax-exempt interest income	$23	$12	$72	$94
Total	$940	$1,528	$3,951	$4,850

4.  Loans and Credit Quality
    The following table presents total portfolio loans by portfolio segment and class of financing receivable, based on the Company's asset quality rating ("AQR") criteria:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2020
AQR Pass	$821,117	$37,256	$82,661	$138,886	$302,902	$40,191	$13,726	$23,023	$1,459,762
AQR Special Mention	5,782	—	—	2,677	17,178	2,172	176	—	27,985
AQR Substandard	8,971	702	—	7,430	613	1,176	148	110	19,150
AQR Doubtful	308	—	—	—	—	—	—	—	308
Subtotal	$836,178	$37,958	$82,661	$148,993	$320,693	$43,539	$14,050	$23,133	$1,507,205
Less: Unearned origination fees, net of origination costs									(14,485)
Total loans									$1,492,720
December 31, 2019
AQR Pass	$394,107	$34,132	$61,808	$129,959	$295,482	$38,771	$15,860	$24,464	$994,583
AQR Special Mention	2,279	3,337	—	3,828	17,478	2,559	179	—	29,660
AQR Substandard	16,304	1,349	—	5,104	—	1,176	159	121	24,213
Subtotal	$412,690	$38,818	$61,808	$138,891	$312,960	$42,506	$16,198	$24,585	$1,048,456
Less: Unearned origination fees, net of origination costs									(5,085)
Total loans									$1,043,371
    The above table includes $375.6 million in Paycheck Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA") within the Commercial loan segment as of September 30, 2020. Additionally, unearned origination fee, net of origination costs includes $8.8 million associated with SBA PPP loans.

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $11.0 million and $14.0 million at September 30, 2020 and December 31, 2019, respectively. Nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
September 30, 2020
Commercial	$115	$—	$4,634	$2,082	$6,831
Real estate construction one-to-four family	—	—	702	—	702
Real estate term owner occupied	—	226	2,729	809	3,764
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	65	65
Consumer other	—	—	—	109	109
Total nonperforming loans	115	226	9,241	3,065	12,647
Government guarantees on nonaccrual loans	—	—	—	(1,600)	(1,600)
Net nonaccrual loans	$115	$226	$9,241	$1,465	$11,047
December 31, 2019
Commercial	$270	$385	$2,862	$5,636	$9,153
Real estate construction one-to-four family	—	—	1,349	—	1,349
Real estate term owner occupied	1,641	—	623	1,225	3,489
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	68	68
Consumer other	26	89	—	6	121
Total nonperforming loans	1,937	474	6,010	6,935	15,356
Government guarantees on nonaccrual loans	(268)	—	—	(1,137)	(1,405)
Net nonaccrual loans	$1,669	$474	$6,010	$5,798	$13,951

Past Due Loans: Past due loans and nonaccrual loans at the periods indicated are presented below by segment:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
September 30, 2020
Commercial	$—	$—	$—	$—	$6,831	$829,347	$836,178
Real estate construction one-to-four family	—	—	—	—	702	37,256	37,958
Real estate construction other	—	—	—	—	—	82,661	82,661
Real estate term owner occupied	—	1,421	—	1,421	3,764	143,808	148,993
Real estate term non-owner occupied	—	691	—	691	—	320,002	320,693
Real estate term other	—	—	—	—	1,176	42,363	43,539
Consumer secured by 1st deed of trust	236	—	—	236	65	13,749	14,050
Consumer other	—	—	—	—	109	23,024	23,133
Subtotal	$236	$2,112	$—	$2,348	$12,647	$1,492,210	$1,507,205
Less: Unearned origination fees, net of origination costs							(14,485)
Total							$1,492,720
December 31, 2019
Commercial	$270	$—	$—	$270	$9,153	$403,267	$412,690
Real estate construction one-to-four family	—	—	—	—	1,349	37,469	38,818
Real estate construction other	—	—	—	—	—	61,808	61,808
Real estate term owner occupied	338	—	—	338	3,489	135,064	138,891
Real estate term non-owner occupied	—	—	—	—	—	312,960	312,960
Real estate term other	26	—	—	26	1,176	41,304	42,506
Consumer secured by 1st deed of trust	750	—	—	750	68	15,380	16,198
Consumer other	150	—	—	150	121	24,314	24,585
Subtotal	$1,534	$—	$—	$1,534	$15,356	$1,031,566	$1,048,456
Less: Unearned origination fees, net of origination costs							(5,085)
Total							$1,043,371

Impaired Loans: The following table presents information about impaired loans by class as of the periods indicated:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2020
With no related allowance recorded
Commercial - AQR substandard	$8,668	$8,872	$—
Commercial - AQR doubtful	308	308	—
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner occupied - AQR substandard	7,430	7,515	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term non-owner occupied - AQR substandard	613	613	—
Real estate term other - AQR pass	322	322	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	116	116	—
Consumer secured by 1st deeds of trust - AQR substandard	148	148	—
Consumer other - AQR substandard	84	88	—
Subtotal	$19,744	$20,037	$—

With an allowance recorded
Commercial - AQR substandard	$202	$202	$41
Subtotal	$202	$202	$41

Total
Commercial - AQR substandard	$8,870	$9,074	$41
Commercial - AQR doubtful	308	308	—
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner-occupied - AQR substandard	7,430	7,515	—
Real estate term non-owner occupied - AQR pass	177	177	—
Real estate term non-owner occupied - AQR substandard	613	613	—
Real estate term other - AQR pass	322	322	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	116	116	—
Consumer secured by 1st deeds of trust - AQR substandard	148	148	—
Consumer other - AQR substandard	84	88	—
Total	$19,946	$20,239	$41

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Commercial - AQR substandard	$15,517	$15,582	$—
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Subtotal	$24,112	$24,185	$—

With an allowance recorded
Commercial - AQR substandard	$561	$561	$17
Subtotal	$561	$561	$17

Total
Commercial - AQR substandard	$16,078	$16,143	$17
Real estate construction one-to-four family -AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Total	$24,673	$24,746	$17

    The unpaid principal balance included in the tables above represents the recorded investment at the dates indicated, plus amounts charged off for book purposes.
    The following tables summarize our average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2020 and 2019:

Three Months Ended September 30,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR substandard	$8,564	$42	$17,616	$107
Commercial - AQR doubtful	308	—	—	—
Real estate construction one-to-four family - AQR substandard	488	—	1,482	—
Real estate term owner occupied- AQR substandard	6,998	47	5,896	34
Real estate term non-owner occupied- AQR pass	177	3	242	4
Real estate term non-owner occupied- AQR substandard	619	19	—	—
Real estate term other - AQR pass	348	6	438	8
Real estate term other - AQR substandard	1,228	—	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	117	3	125	3
Consumer secured by 1st deeds of trust - AQR substandard	269	—	93	2
Consumer other - AQR substandard	84	—	93	—
Subtotal	$19,200	$120	$27,183	$158

With an allowance recorded
Commercial - AQR substandard	$226	$8	$391	$—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	74	—
Subtotal	$226	$8	$465	$—

Total
Commercial - AQR substandard	$8,790	$50	$18,007	$107
Commercial - AQR doubtful	308	—	—	—
Real estate construction one-to-four family - AQR substandard	488	—	1,482	—
Real estate term owner-occupied - AQR substandard	6,998	47	5,896	34
Real estate term non-owner occupied - AQR pass	177	3	242	4
Real estate term non-owner occupied - AQR substandard	619	19	—	—
Real estate term other - AQR pass	348	6	438	8
Real estate term other - AQR substandard	1,228	—	1,198	—
Consumer secured by 1st deeds of trust - AQR pass	117	3	125	3
Consumer secured by 1st deeds of trust - AQR substandard	269	—	167	2
Consumer other - AQR substandard	84	—	93	—
Total Impaired Loans	$19,426	$128	$27,648	$158

Nine Months Ended September 30,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$711	$35
Commercial - AQR substandard	9,899	138	17,205	292
Commercial - AQR doubtful	103	—	—	—
Real estate construction one-to-four family - AQR substandard	808	—	2,109	—
Real estate term owner occupied- AQR substandard	6,586	125	5,896	83
Real estate term non-owner occupied- AQR pass	177	10	269	15
Real estate term non-owner occupied- AQR substandard	312	20	307	—
Real estate term other - AQR pass	380	20	457	24
Real estate term other - AQR substandard	1,194	—	998	—
Consumer secured by 1st deeds of trust - AQR pass	119	9	127	9
Consumer secured by 1st deeds of trust - AQR substandard	149	3	215	5
Consumer secured by 1st deeds of trust - AQR loss	44	—	—	—
Consumer other - AQR substandard	87	—	63	—
Subtotal	$19,858	$325	$28,357	$463

With an allowance recorded
Commercial - AQR substandard	$1,794	$8	$715	$—
Real estate term other - AQR substandard	—	—	218	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	97	—
Subtotal	$1,794	$8	$1,030	$—

Total
Commercial - AQR pass	$—	$—	$711	$35
Commercial - AQR substandard	11,693	146	17,920	292
Commercial - AQR doubtful	103	—	—	—
Real estate construction one-to-four family - AQR substandard	808	—	2,109	—
Real estate term owner-occupied - AQR substandard	6,586	125	5,896	83
Real estate term non-owner occupied - AQR pass	177	10	269	15
Real estate term non-owner occupied - AQR substandard	312	20	307	—
Real estate term other - AQR pass	380	20	457	24
Real estate term other - AQR substandard	1,194	—	1,216	—
Consumer secured by 1st deeds of trust - AQR pass	119	9	127	9
Consumer secured by 1st deeds of trust - AQR substandard	149	3	312	5
Consumer secured by 1st deeds of trust - AQR loss	44	—	—	—
Consumer other - AQR substandard	87	—	63	—
Total Impaired Loans	$21,652	$333	$29,387	$463

Troubled Debt Restructurings: Loans classified as troubled debt restructurings (“TDR”) totaled $8.5 million and $10.1 million at September 30, 2020 and December 31, 2019, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise. The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of September 30, 2020, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$46,056	$74,337	$120,393
Number of modifications	16	59	75

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

    The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2020 and restructured loans that occurred prior to 2020 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$1,565	$163	$1,728
Subtotal	$1,565	$163	$1,728
Existing Troubled Debt Restructurings	$802	$5,946	$6,748
Total	$2,367	$6,109	$8,476

    The following tables present newly restructured loans that occurred during the nine months ended September 30, 2020 and 2019, by concession (terms modified):

		September 30, 2020
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$3,249	$164	$—	$3,413
Total	2	$—	$3,249	$164	$—	$3,413
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$1,565	$163	$—	$1,728
Total	2	$—	$1,565	$163	$—	$1,728

		September 30, 2019
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$509	$1,350	$1,859
Real estate term owner occupied- AQR substandard	1	—	—	192	—	192
Total	6	$—	$—	$701	$1,350	$2,051
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	5	$—	$—	$425	$1,340	$1,765
Real estate term owner occupied- AQR substandard	1	—	—	188	—	188
Total	6	$—	$—	$613	$1,340	$1,953
    The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the nine months ended September 30, 2020 on loans that were newly classified as TDRs during the same period.
    All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses ("Allowance"). There were no TDRs with specific impairment at September 30, 2020 and December 31, 2019, respectively.
The Company had no TDRs that defaulted within twelve months of restructure and defaulted during the nine months ended September 30, 2020 and 2019, respectively.

5.  Allowance for Loan Losses
    The following tables detail activity in the Allowance for the periods indicated:

Three Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$7,366	$690	$1,215	$2,533	$5,421	$702	$258	$447	$2,021	$20,653
Charge-Offs	(56)	—	—	(85)	—	—	—	—	—	(141)
Recoveries	600	—	—	—	—	1	—	3	—	604
Provision (benefit)	285	10	58	21	61	55	(2)	(7)	86	567
Balance, end of period	$8,195	$700	$1,273	$2,469	$5,482	$758	$256	$443	$2,107	$21,683
Balance, end of period:
Individually evaluated
for impairment	$41	$—	$—	$—	$—	$—	$—	$—	$—	$41
Balance, end of period:
Collectively evaluated
for impairment	$8,154	$700	$1,273	$2,469	$5,482	$758	$256	$443	$2,107	$21,642
2019
Balance, beginning of period	$7,123	$739	$1,112	$2,281	$6,231	$761	$322	$486	$1,463	$20,518
Charge-Offs	(22)	—	—	—	—	—	—	(7)	—	(29)
Recoveries	709	—	—	—	—	1	—	13	—	723
Provision (benefit)	(1,340)	(122)	(101)	(299)	(703)	(48)	(49)	(62)	649	(2,075)
Balance, end of period	$6,470	$617	$1,011	$1,982	$5,528	$714	$273	$430	$2,112	$19,137
Balance, end of period:
Individually evaluated
for impairment	$97	$—	$—	$—	$—	$—	$5	$—	$—	$102
Balance, end of period:
Collectively evaluated
for impairment	$6,373	$617	$1,011	$1,982	$5,528	$714	$268	$430	$2,112	$19,035

Nine Months Ended September 30,	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Charge-Offs	(1,011)	—	—	(85)	—	—	—	(14)	—	(1,110)
Recoveries	656	—	—	—	—	2	—	16	—	674
Provision (benefit)	1,946	57	256	366	302	85	(14)	5	28	3,031
Balance, end of period	$8,195	$700	$1,273	$2,469	$5,482	$758	$256	$443	$2,107	$21,683
Balance, end of period:
Individually evaluated
for impairment	$41	$—	$—	$—	$—	$—	$—	$—	$—	$41
Balance, end of period:
Collectively evaluated
for impairment	$8,154	$700	$1,273	$2,469	$5,482	$758	$256	$443	$2,107	$21,642
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(195)	—	—	—	—	—	—	(11)	—	(206)
Recoveries	801	—	—	—	—	28	—	20	—	849
Provision (benefit)	204	(58)	(264)	(45)	(271)	(30)	(33)	(5)	(523)	(1,025)
Balance, end of period	$6,470	$617	$1,011	$1,982	$5,528	$714	$273	$430	$2,112	$19,137
Balance, end of period:
Individually evaluated
for impairment	$97	$—	$—	$—	$—	$—	$5	$—	$—	$102
Balance, end of period:
Collectively evaluated
for impairment	$6,373	$617	$1,011	$1,982	$5,528	$714	$268	$430	$2,112	$19,035

    The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
September 30, 2020
Balance, end of period	$825,702	$37,751	$81,772	$148,167	$318,738	$43,245	$14,037	$23,308	$1,492,720
Balance, end of period:
Individually evaluated
for impairment	$9,178	$701	$—	$7,430	$790	$1,499	$264	$84	$19,946
Balance, end of period:
Collectively evaluated
for impairment	$816,524	$37,050	$81,772	$140,737	$317,948	$41,746	$13,773	$23,224	$1,472,774
December 31, 2019
Balance, end of period	$411,327	$38,503	$60,906	$138,181	$311,302	$42,200	$16,191	$24,761	$1,043,371
Balance, end of period:
Individually evaluated
for impairment	$16,077	$1,349	$—	$5,104	$178	$1,594	$281	$90	$24,673
Balance, end of period:
Collectively evaluated
for impairment	$395,250	$37,154	$60,906	$133,077	$311,124	$40,606	$15,910	$24,671	$1,018,698

    The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated	Total
September 30, 2020
Individually evaluated for impairment:
AQR Substandard	$41	$—	$—	$—	$—	$—	$—	$—	$—	$41
Collectively evaluated for impairment:
AQR Pass	8,009	700	1,273	2,421	5,343	719	251	439	—	19,155
AQR Special Mention	141	—	—	48	139	39	5	—	—	372
AQR Substandard	4	—	—	—	—	—	—	4	—	8
AQR Doubtful	—	—	—	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—	—	2,107	2,107
	$8,195	$700	$1,273	$2,469	$5,482	$758	$256	$443	$2,107	$21,683
December 31, 2019
Individually evaluated for impairment:
AQR Substandard	$17	$—	$—	$—	$—	$—	$—	$—	$—	$17
Collectively evaluated for impairment:
AQR Pass	6,514	588	1,017	2,125	4,829	629	266	431	—	16,399
AQR Special Mention	64	55	—	63	351	42	4	—	—	579
AQR Substandard	9	—	—	—	—	—	—	5	—	14
Unallocated	—	—	—	—	—	—	—	—	2,079	2,079
	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088

6. Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of a reserve for anticipated losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by class of receivable and its assessment of current economic conditions.  As of September 30, 2020, the Company has one class of purchased receivables.  There were no purchased receivables past due at September 30, 2020 or December 31, 2019, and there were no restructured purchased receivables at September 30, 2020 or December 31, 2019.
    Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  Purchased receivables of $410,000 related to one customer relationship are considered nonperforming assets as of September 30, 2020 for which the Company is not accruing and recognizing income. There were no nonperforming purchased receivables as of December 31, 2019.
    The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2020	December 31, 2019
Purchased receivables	$13,607	$24,467
Reserve for purchased receivable losses	(87)	(94)
Total	$13,520	$24,373

    The following table sets forth information regarding changes in the purchased receivable reserve for the three and nine-month periods ending September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Balance, beginning of period	$93	$98	$94	$190
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Benefit for purchased receivables	(6)	(11)	(7)	(103)
Balance, end of period	$87	$87	$87	$87

7. Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019

Balance, beginning of period	$10,721	$10,836	$11,920	$10,821
Additions for new MSR capitalized	1,373	1,033	3,032	2,672
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(699)	(378)	(2,291)	(1,385)
Other (2)	(806)	(285)	(2,072)	(902)
Balance, end of period	$10,589	$11,206	$10,589	$11,206

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of September 30, 2020 and December 31, 2019:

(In Thousands)	September 30, 2020	December 31, 2019

Balance of mortgage loans serviced for others	$655,733	$659,048
MSR as a percentage of serviced loans	1.61%	1.81%

    The Company recognized servicing fees of $671,000 and $616,000 during the three-month periods ending September 30, 2020 and 2019, respectively and $2.0 million and $1.8 million during the nine-month periods ending September 30, 2020 and 2019, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Constant prepayment rate	14.31%	10.61%
Discount rate	7.75%	8.52%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at September 30, 2020 and December 31, 2019 were as follows:

(In Thousands)		September 30, 2020	December 31, 2019
Aggregate portfolio principal balance		$655,733	$659,048
Weighted average rate of note		3.74%	3.90%

September 30, 2020	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	14.31%	42.34%	50.41%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$10,589	$4,748	$3,808
Percentage of MSR	1.61%	0.72%	0.58%

December 31, 2019
Constant prepayment rate	10.61%	26.25%	28.39%
Discount rate	8.52%	7.52%	6.52%
Fair value MSR	$11,920	$7,005	$6,625
Percentage of MSR	1.81%	1.06%	1.01%

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

Commercial servicing rights

    The commercial servicing right asset ("CSR") has a carrying value $1.3 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $267.9 million and $252.9 million at September 30, 2020 and December 31, 2019, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2020 and December 31, 2019 include a constant prepayment rate of 12.25% and a discount rate of 11.70%.

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

    As of September 30, 2020, the Company has operating lease ROU assets of $12.9 million and operating lease liabilities of $12.9 million. As of December 31, 2019, the Company had operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2020 or December 31, 2019.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost(1)	$710	$675	$2,111	$2,030
Short term lease cost(1)	9	9	26	26
Total lease cost	$719	$684	$2,137	$2,056

Other information
Operating leases - operating cash flows			$2,012	$2,015
Weighted average lease term - operating leases, in years			10.85	11.11
Weighted average discount rate - operating leases			3.30%	3.33%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020 (Three months)	$678
2021	2,594
2022	2,189
2023	1,902
2024	1,795
Thereafter	6,607
Total minimum lease payments	$15,765
Less: amount of lease payment representing interest	(2,884)
Present value of future minimum lease payments	$12,881

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

    The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine-month periods ended September 30, 2020 and 2019:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Other operating income	2020	2019	2020	2019
In-scope of Topic 606:
Bankcard fees	$770	$820	$2,094	$2,214
Service charges on deposit accounts	269	398	802	1,224
Other	389	433	1,123	1,249
Other operating income (in-scope of Topic 606)	$1,428	$1,651	$4,019	$4,687
Other operating income (out-of-scope of Topic 606)	20,200	8,858	41,577	22,924
Total other operating income	$21,628	$10,509	$45,596	$27,611

    Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $100,000 and $63,000 for the three months ended September 30, 2020 and 2019, respectively, and $176,000 and $380,000 for the nine months ended September 30, 2020 and 2019, respectively .

10.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $10.7 million as of September 30, 2020 and $4.7 million as of December 31, 2019 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $172.8 million and $94.4 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the notional amount of interest rate swaps is made up of thirteen variable to fixed rate swaps to commercial loan customers totaling $86.4 million, and thirteen fixed to variable rate swaps with a counterparty totaling $86.4 million. Changes in fair value from these thirteen interest rate swaps offset each other in the first six months of 2020. The Company recognized $726,000 and zero in fee income related to interest rate swaps in the three month periods ending September 30, 2020 and September 30, 2019, respectively, and $743,000 and $734,000 in fee income related to interest rate swaps in the nine month periods ending September 30, 2020 and September 30, 2019, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 1.62% as of September 30, 2020. The Company pledged $2.9 million and $1.3 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2020 and December 31, 2019, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $2.2 million as of September 30, 2020 and the unrealized loss was $534,000 as of December 31, 2019.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $257.3 million and $48.8 million at September 30, 2020 and December 31, 2019, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designed as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2020 and December 31, 2019:

(In Thousands)	Asset Derivatives
		September 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,846	$2,950
Interest rate lock commitments	Other assets	6,519	810
Total		$15,365	$3,760

(In Thousands)	Liability Derivatives
		September 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,846	$2,950
Retail interest rate contracts	Other liabilities	466	71
Total		$9,312	$3,021
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for the three and nine-month periods ending September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2020	2019	2020	2019
Retail interest rate contracts	Mortgage banking income	($1,823)	($242)	($6,525)	($934)
Interest rate lock commitments	Mortgage banking income	1,781	(692)	5,372	313
Total		($42)	($934)	($1,153)	($621)
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2020 and December 31, 2019:

September 30, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,846	$—	$8,846	$—	$—	$8,846

Liability Derivatives
Interest rate swaps	$8,846	$—	$8,846	$—	$8,846	$—
Retail interest rate contracts	466	—	466	—	—	466

December 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$—	$2,950

Liability Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$2,950	$—
Retail interest rate contracts	71	—	71	—	—	71

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Assets Subject to Nonrecurring Adjustment to Fair Value

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2020		December 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$101,129	$101,129	$95,424	$95,424
Investment securities available for sale	59,865	59,865	75,456	75,456
Marketable equity securities	8,534	8,534	7,945	7,945

Level 2 inputs:
Investment securities available for sale	155,504	155,504	200,682	200,682
Investment in Federal Home Loan Bank stock	2,508	2,508	2,138	2,138
Accrued interest receivable	8,024	8,024	4,512	4,512
Interest rate swaps	8,846	8,846	2,950	2,950

Level 3 inputs:
Loans and loans held for sale	1,620,826	1,602,727	1,111,205	1,095,031
Purchased receivables, net	13,520	13,520	24,373	24,373
Interest rate lock commitments	6,519	6,519	810	810
Mortgage servicing rights	10,589	10,589	11,920	11,920
Commercial servicing rights	1,286	1,286	1,214	1,214

Financial liabilities:
Level 2 inputs:
Deposits	$1,806,133	$1,808,534	$1,372,351	$1,373,647
Borrowings	13,737	15,119	8,891	9,216
Accrued interest payable	139	139	23	23
Interest rate swaps	11,002	11,002	3,484	3,484
Retail interest rate contracts	466	466	71	71

Level 3 inputs:
Junior subordinated debentures	10,310	10,610	10,310	11,000

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$157,552	$37,691	$119,861	$—
Municipal securities	2,336	—	2,336	—
Corporate bonds	27,215	22,174	5,041	—
Collateralized loan obligations	28,266	—	28,266	—
Total available for sale securities	$215,369	$59,865	$155,504	$—
Marketable equity securities	$8,534	$8,534	$—	$—
Total marketable equity securities	$8,534	$8,534	$—	$—
Interest rate swaps	8,846	—	8,846	—
Interest rate lock commitments	6,519	—	—	6,519
Mortgage servicing rights	10,589	—	—	10,589
Commercial servicing rights	1,286	—	—	1,286
Total other assets	$27,240	$—	$8,846	$18,394
Liabilities:
Interest rate swaps	$11,002	$—	$11,002	$—
Retail interest rate contracts	466	—	466	—
Total other liabilities	$11,468	$—	$11,468	$—
December 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,852	$57,480	$154,372	$—
Municipal securities	3,297	—	3,297	—
Corporate bonds	35,066	17,976	17,090	—
Collateralized loan obligations	25,923	—	25,923	—
Total available for sale securities	$276,138	$75,456	$200,682	$—
Marketable equity securities	$7,945	$7,945	$—	$—
Total marketable securities	$7,945	$7,945	$—	$—
Interest rate swaps	2,950	—	2,950	—
Interest rate lock commitments	810	—	—	810
Mortgage servicing rights	11,920	—	—	11,920
Commercial servicing rights	1,214	—	—	1,214
Total other assets	$16,894	$—	$2,950	$13,944
Liabilities:
Interest rate swaps	$3,484	$—	$3,484	$—
Retail interest rate contracts	71	—	71	—
Total other liabilities	$3,555	$—	$3,555	$—

    The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2020 and 2019:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2020
Interest rate lock commitments	$4,653	($1,784)	$15,329	($11,679)	$6,519	$6,519
Mortgage servicing rights	10,721	(1,505)	1,373	—	10,589	—
Commercial servicing rights	1,162	(101)	225	—	1,286	—
Total	$16,536	($3,390)	$16,927	($11,679)	$18,394	$6,519
Three Months Ended September 30, 2019
Interest rate lock commitments	$2,072	($553)	$4,569	($4,725)	$1,363	$1,363
Mortgage servicing rights	10,836	(663)	1,033	—	11,206	—
Commercial servicing rights	999	(20)	39	—	1,018	—
Total	$13,907	($1,236)	$5,641	($4,725)	$13,587	$1,363

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2020
Interest rate lock commitments	$810	($4,923)	$40,441	($29,809)	$6,519	$6,519
Mortgage servicing rights	11,920	(4,363)	3,032	—	10,589	—
Commercial servicing rights	1,214	(180)	252	—	1,286	—
Total	$13,944	($9,466)	$43,725	($29,809)	$18,394	$6,519
Nine Months Ended September 30, 2019
Interest rate lock commitments	$978	($1,431)	$12,759	($10,943)	$1,363	$1,363
Mortgage servicing rights	10,821	(2,287)	2,672	—	11,206	—
Commercial servicing rights	1,030	(118)	106	—	1,018	—
Total	$12,829	($3,836)	$15,537	($10,943)	$13,587	$1,363

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2020 and 2019 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2020 and December 31, 2019, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Loans measured for impairment	$202	$—	$—	$202
Total	$202	$—	$—	$202
December 31, 2019
Loans measured for impairment	$561	$—	$—	$561
Total	$561	$—	$—	$561

    The following table presents the gains resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Loans measured for impairment	$10	$96	$24	$89
Total loss from nonrecurring measurements	$10	$96	$24	$89

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
September 30, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	40%
Interest rate lock commitment	External pricing model	Pull through rate	90.24%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.54% - 14.50%
		Discount rate	7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%
December 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.11% - 10.67%
		Discount rate	8.51% - 8.66%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%

12.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2020, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$18,821	$973	$19,794
Interest expense	1,433	67	1,500
Net interest income	17,388	906	18,294
Provision for loan losses	567	—	567
Other operating income	3,696	17,932	21,628
Other operating expense	14,353	9,153	23,506
Income before provision for income taxes	6,164	9,685	15,849
Provision (benefit) for income taxes	1,249	2,745	3,994
Net income	$4,915	$6,940	$11,855

	Three Months Ended September 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$17,108	$729	$17,837
Interest expense	1,108	423	1,531
Net interest income	16,000	306	16,306
Provision for loan losses	(2,075)	—	(2,075)
Other operating income	2,944	7,565	10,509
Other operating expense	13,126	6,198	19,324
Income before provision for income taxes	7,893	1,673	9,566
Provision for income taxes	1,550	478	2,028
Net income	$6,343	$1,195	$7,538

	Nine Months Ended September 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$53,818	$2,319	$56,137
Interest expense	4,520	176	4,696
Net interest income	49,298	2,143	51,441
Provision for loan losses	3,031	—	3,031
Other operating income	7,772	37,824	45,596
Other operating expense	42,078	22,889	64,967
Income before provision for income taxes	11,961	17,078	29,039
Provision for income taxes	1,391	4,860	6,251
Net income	$10,570	$12,218	$22,788

	Nine Months Ended September 30, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$50,377	$1,644	$52,021
Interest expense	3,256	733	3,989
Net interest income	47,121	911	48,032
Benefit for loan losses	(1,025)	—	(1,025)
Other operating income	9,798	17,813	27,611
Other operating expense	39,755	16,468	56,223
Income before provision for income taxes	18,189	2,256	20,445
Provision for income taxes	3,689	645	4,334
Net income	$14,500	$1,611	$16,111

September 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,928,465	$169,273	$2,097,738
Loans held for sale	$—	$128,105	$128,105

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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
    We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed substantially all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2020. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:
•An initial loss forecast period of one year for all loan portfolio segments and classes of financing receivables and offbalance- sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by segment and class of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.
•A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•Utilization of discounted cash flow ("DCF") methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.
    As a Smaller Reporting Company, the Company is not required to adopt CECL before January 1, 2023, and we have elected not to early adopt as of January 1, 2020. However, we have the option to early adopt CECL as of either January 1, 2021, or January 1, 2022. Based on our loan portfolio composition at September 30, 2020, and the Company's current economic forecast, had we elected to early adopt CECL as of September 30, 2020, we estimate the impact of adoption to be an overall decrease in our allowance for credit losses ("ACL") for loans between approximately $2.0 million and $3.0 million. The estimated reduction reflects an expected decrease for all loan segments given their short contractual maturities. The Company does not hold a material amount of residential mortgage loans with long or indeterminate maturities as of September 30, 2020. In most instances the Company believes that the ACL for these types of loans would lead to an increase in the ACL. We will continue to evaluate and refine the results of our loss estimates until we adopt ASU 2016-13.
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

    Update on Economic Conditions
    When 2020 began, it appeared that Alaska’s economy was on track for a solid year of growth. A three year mild recession starting in 2016 ended in the 4th quarter of 2018. For the next 18 consecutive months, Alaska’s total number of jobs grew month over month compared to the prior year according to the State Department of Labor ("DOL"). That came to an abrupt end in April of 2020 when the full force of the COVID pandemic shocked the global economy.
Alaska faced unemployment rates as high as 13.5% in April after being as low as 5.2% in March of 2020. The DOL has reported that unemployment rates have moderated each of the last four months since the high in April. The seasonally adjusted unemployment rate improved from 11.6% in July to 7.4% in August. In August of 2020, Alaska had approximately 37,000 fewer payroll jobs than August of 2019.

Oil prices have been fluctuating significantly in 2020 as the global economy reacts to the COVID-19 pandemic. Average monthly Alaska North Slope (“ANS”) crude oil prices began the year averaging $65.48 for the month of January. The virus concerns began to have an effect when monthly ANS prices declined to $54.48 in February and $33.21 in March. In the second quarter, ANS prices hit a monthly average low of $16.54 in April and increased to $28.21 in May. The ANS price has firmed up in the $40 range for the last four months. ANS averaged $41.78 in June, $43.56 in July, $43.36 in August and $40.42 in September.

Despite the serious economic challenges of COVID, there has been extensive government spending to offset the negative impacts of shutdown mandates in the interest of public health. For Alaska this has meant approximately $5.6 billion in total direct aid to date. To put that in perspective, the Gross State Product ("GSP") of all annual economic activity in Alaska was measured at $45.6 billion in the second quarter of 2020. So that is equivalent to 12% or 1/8th of Alaska’s entire GSP.

The stimulus is most easily seen in the personal income data. The Federal Bureau of Economic Analysis ("BEA") reported personal income for Alaska rose by $2.6 billion or 24% in the second quarter of 2020 as compared to the first quarter of 2020. This was largely a result of a $4.9 billion increase in government transfer payments. There was a $2.2 billion reduction in wage income and a $139 million decrease in investment and rental income. In other words, the increase in government transfer payments was more than double the loss in wages and decrease in dividends, interest and rental income combined.

Inflation is still very low in the U.S. and even negative in Alaska. The U.S. inflation rate is up 1.3% over the last 12 months according to the Bureau of Labor Statistics ("BLS"). This has been consistently below the Federal Reserve’s target rate of 2%. The BLS reported the consumer price index for Anchorage has actually been a negative 1.5% over the last 12 months. Notable declines in prices include gasoline -17.3% and clothing -10.1%. As always it is a mixed bag. Food and beverage prices have risen by 5.2% and health care costs are up 7.7% according to the BLS.

The housing market has been remarkably stable and even positive in Alaska in 2020. Prices have increased on average 4.3% in Anchorage, 7.5% in the Mat-Su, 4% in Fairbanks, 7.2% on the Kenai Peninsula and 11% in Kodiak according to the Multiple Listing Service ("MLS"). The number of homes sold is also higher in all these markets except Kenai, which is down just slightly from last year.

Alaska’s delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.60% at the end of the first quarter 2020 and it declined to 0.54% in the second quarter. That compares to 0.73% and 0.68% at the end of the first and second quarter of 2020 for the U.S.

The Mortgage Bankers Association national survey reported that the percentage of delinquent mortgage loans in Alaska was 3.23% in the first quarter of 2020 and rose to 7.69% in the second quarter. The comparable U.S. rate was 4% in the first quarter of 2020 and 7.97% in the second quarter. Borrowers who took advantage of three month forbearance programs to delay payments show up as technically delinquent until they are approved for a formal restructure of their missed loan payments or until they catch up on the three months of missed payments.

    COVID-19 Issues:

•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the significant decline in oil prices. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of September 30, 2020 are being impacted: Tourism (4%), Oil and Gas (4%), Aviation (non-tourism) (4%), Healthcare (6%), Accommodations (3%), Retail (2%) and Restaurants (2%). The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of September 30, 2020 are: Tourism (6%), Oil and Gas (6%), Aviation (non-tourism) (5%), Healthcare (7%), Accommodations (3%), Retail (2%) and Restaurants (2%).

•Customer Accommodations: The Company has implemented several forms of assistance to help our customers in the event that they experience financial hardship as a result of COVID-19 in addition to our participation in PPP lending. The provisions of the CARES Act included an election to not apply the guidance on accounting for certain troubled debt restructurings related to COVID-19 and allow certain accommodations to borrowers. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. The Company has elected to adopt these provisions of the CARES Act. The outstanding principal balance of loan modifications due to the impacts of COVID-19 were as follows:

Loan Modifications due to COVID-19 as of September 30, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$46,056	$74,337	$120,393
Number of modifications	16	59	75

Loan Modifications due to COVID-19 as of June 30, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$64,298	$293,224	$357,522
Number of modifications	76	403	479
Consumer loans represent 1% of total loan modifications identified above. Of the $120 million and 75 loan modifications as of September 30, 2020, approximately $11.4 million and 12 loans have entered into a second modification.
•Loan Loss Reserve: The Company booked a loan loss provision of $567,000 for the quarter ended September 30, 2020. This compares to a provision for loan losses of $404,000 during the previous quarter and a $2.1 million benefit for loan loss provision in the third quarter a year ago.

•Credit Quality: Net adversely classified loans improved to $14.5 million at September 30, 2020, as compared to $22.3 million at December 31, 2019. Net loan recoveries were $463,000 in the third quarter of 2020, compared to net loan recoveries of $694,000 in the third quarter of 2019.

•Branch Operations: All branches are fully operational, while a number of customer and employee safety measure continue to be implemented.

•Remote Workers: As of September 30, 2020, approximately 50% of the Company's employees are working remotely either on a full- or part-time basis directly due to the pandemic caused by COVID-19. These employees primarily hold non-customer facing positions within the Company. Prior to the pandemic, less than 8% of the Company's employees worked remotely. The increase in the number of employees that work remotely has had no material impact on the Company's operations.

•Growth and Paycheck Protection Program:
•The Company’s asset base increased during the third quarter ended September 30, 2020, due primarily to commercial and PPP loan originations.
•During the third quarter of 2020, Northrim funded an additional 426 PPP loans totaling $22.7 million to both existing and new customers, bringing the PPP portfolio to approximately 2,888 loans totaling $375.6 million at September 30, 2020.
•According to the SBA, the Company originated more SBA PPP loans in the State of Alaska than any other financial institution, funding 23% of the number and 28% of the value of all Alaska PPP loans for the period ending June 30, 2020.

•As of September 30, 2020 Northrim has submitted 17 PPP loans totaling $9.2 million for forgiveness through the SBA.
•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF") to fund PPP loans, but has since paid back those funds in full and has funded the SBA PPP loans through core deposits and maturity of long-term investments.

•Capital Management: At September 30, 2020, the capital of Northrim Bank (the "Bank") was well in excess of all regulatory requirements. The Company resumed its stock repurchase program at the end of August and repurchased 89,000 shares of its common stock in the third quarter of 2020 at an average price of $26.66, leaving 45,549 shares available under the previously announced repurchase authorization.

Highlights and Summary of Performance - Third Quarter of 2020
The Company reported net income and diluted earnings per share of $11.9 million and $1.84, respectively, for the third quarter of 2020 compared to net income and diluted earnings per share of $7.5 million and $1.11, respectively, for the third quarter of 2019. The Company reported net income and diluted earnings per share of $22.8 million and $3.52, respectively, for the first nine months of 2020 compared to net income and diluted earnings per share of $16.1 million and $2.35, respectively, for the same period in 2019. The increase in net income for the three and nine month periods ending September 30, 2020 compared to the same periods last year is primarily due to an increase in net income in the Home Mortgage Lending segment as a result of increased production.
•Total revenue in the third quarter of 2020, which includes net interest income plus other operating income, increased 49% to $39.9 million from $26.8 million in the third quarter a year ago, primarily due to a $10.4 million increase in mortgage banking income. Similarly, total revenue in the first nine months of 2020 increased 28% to $97.0 million from $75.6 million in the first nine months of 2019, primarily due to a $20.0 million increase in mortgage banking income.
•Net interest income increased 12% to $18.3 million in the third quarter of 2020 and increased 7% to $51.4 million in the first nine months of 2020 compared to the same periods in 2019 mainly due to increased loans and loans held for sale balances.
•Net interest margin decreased to 3.90% in the third quarter of 2020 as compared to 4.60% in the third quarter a year ago and decreased to 4.05% for the first nine months of 2020 compared to 4.71% for the first nine months of 2019 primarily due to lower interest rates.
•The provision for loan losses increased to $567,000 and $3.0 million for the three and nine-month periods ending September 30, 2020, compared to a benefit of $2.1 million and a benefit of $1.0 million in the same periods in 2019. While credit quality has continued to improve as nonperforming loans and adversely classified loans have decreased in 2020, the increase in the provision for loan losses for both periods is the result of management's assessment of risk associated with the COVID-19 pandemic, the reduction in oil prices and a slowing Alaska economy, as well as growth in the unguaranteed portion of the loan portfolio.
•The Company paid cash dividends of $0.35 per common share in the third quarter of 2020, up 6% from $0.33 in the third quarter of 2019.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average assets, annualized	2.31%	1.90%	1.62%	1.41%
Return on average shareholders' equity, annualized	22.10%	14.45%	14.58%	10.32%
Dividend payout ratio	18.95%	29.17%	29.22%	39.40%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2020 decreased $2.1 million, or 10% to $17.9 million as compared to $19.9 million at December 31, 2019. OREO, net of government guarantees, decreased $81,000 to $5.7 million at September 30, 2020 as compared to $5.8 million at December 31, 2019 due to the sale of one OREO property in the third quarter of 2020 which was only partially offset by the transfer of one loan to OREO during the second quarter of 2020. Nonperforming loans, net of government guarantees decreased $2.9 million during the first nine months of 2020 as compared to December 31, 2019, as paydowns and chargeoffs exceeded additions in the first nine months of 2020. $7.8 million, or 44% of nonperforming assets are nonaccrual loans and nonperforming purchased receivables related to five commercial relationships. Two of these relationships, which totaled $3.3 million at the end of the third quarter of 2020, are businesses in the medical industry. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, significant increases may occur in subsequent quarters.

    The following table summarizes nonperforming asset activity for the three-month periods ending September 30, 2020 and 2019:

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2020
Commercial loans	$8,362	$386	($1,861)	($56)	$—	$—	$—	$6,831
Commercial real estate	5,123	—	(98)	(85)	—	—	—	4,940
Construction loans	702	—	—	—	—	—	—	702
Consumer loans	178	—	(4)	—	—	—	—	174
Nonperforming loans guaranteed by government	(1,635)	—	35	—	—	—	—	(1,600)
Total nonperforming loans	12,730	386	(1,928)	(141)	—	—	—	11,047
Other real estate owned	7,205	—	—	—	—	—	(243)	6,962
Repossessed assets	919	—	—	(140)	—	—	—	779
Nonperforming purchased receivables	1,226	—	(816)	—	—	—	—	410
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$20,801	$386	($2,744)	($281)	$—	$—	($243)	$17,919

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2019
Commercial loans	$11,207	$1,328	($1,414)	($22)	($231)	$—	$—	$10,868
Commercial real estate	5,041	—	(67)	—	—	—	—	4,974
Construction loans	1,492	—	(19)	—	—	—	—	1,473
Consumer loans	340	7	(213)	(7)	—	—	—	127
Nonperforming loans guaranteed by government	(1,139)	(797)	1	—	—	—	—	(1,935)
Total nonperforming loans	16,941	538	(1,712)	(29)	(231)	—	—	15,507
Other real estate owned	7,043	—	—	—	—	—	—	7,043
Repossessed assets	1,182	231	—	—	—	—	(1,182)	231
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$23,887	$769	($1,712)	($29)	($231)	$—	($1,182)	$21,502
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2020, management had identified potential problem loans of $7.6 million as compared to potential problem loans of $9.0 million at December 31, 2019. The decrease in potential problem loans from December 31, 2019 to September 30, 2020 is primarily the result of $3.2 million in paydowns and the addition of a government guarantee on one loan totaling $1.4 million. Three commercial relationships totaling $1.1 million as of December 31, 2019, net of government guarantees, were transferred to nonaccrual status, and there were four new potential problem loans during the first nine months of 2020 totaling $4.3 million, net of government guarantees.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.4 million in loans classified as TDRs that were performing and $6.1 million in TDRs included in nonaccrual loans at September 30, 2020 for a total of approximately $8.5 million. There are $2.5 million in government guarantees associated with TDRs, so total TDRs, net of government guarantees, are $5.9 million at September 30, 2020. At December 31, 2019 there were $1.4 million in loans classified as TDRs that were performing and $8.7 million in TDRs included in nonaccrual loans for a total of $10.1 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the third quarter of 2020 increased $4.3 million, or 57%, to $11.9 million as compared to $7.5 million for the same period in 2019. Net income for the first nine months of 2020 increased $6.7 million, or 41%, to $22.8 million compared to $16.1 million for the first nine months of 2019. The increase in net income in both periods is primarily due to an increase in net income in the Home Mortgage Lending segment as a result of increased production.
    Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2020 increased $2.0 million, or 12%, to $18.3 million as compared to $16.3 million for the third quarter of 2019. Net interest margin decreased 70 basis points to 3.90% in the third quarter of 2020 as compared to 4.60% in the third quarter of 2019. Net interest income for the first nine months of 2020 increased $3.4 million, or 7%, to $51.4 million as compared to $48.0 million for the first nine months of 2019. Net interest margin decreased 66 basis points to 4.05% in the first nine months of 2020 as compared to 4.71% in the first nine months of 2019. The increase in net interest income in the third quarter and first nine months of 2020 compared to the same periods of 2019 was primarily the result of higher interest income on loans and loans held for sale due to increased balances. The decrease in net interest margin in the third quarter and the first nine months of 2020 as compared to the same periods a year ago was primarily the result of the reduction in short-term interest rates in 2020 and the impact of the SBA PPP loans on the resulting yields in the loan portfolio. Changes in net interest margin in the three and nine months ended September 30, 2020 as compared to the same period in the prior year are detailed below:

Three Months Ended September 30, 2020 vs. September 30, 2019
Nonaccrual interest adjustments	0.19%
Impact of SBA Paycheck Protection Program loans	(0.33)%
Interest rates and loan fees	(0.61)%
Volume and mix of interest-earning assets	0.05%
Change in net interest margin	(0.70)%

Nine Months Ended September 30, 2020 vs. September 30, 2019
Nonaccrual interest adjustments	0.08%
Impact of SBA Paycheck Protection Program loans	(0.18)%
Interest rates and loan fees	(0.53)%
Volume and mix of interest-earning assets	(0.03)%
Change in net interest margin	(0.66)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2020 and 2019:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2020	2019	$	%	2020	2019	$	%	2020	2019	Change
Loans[1,2]	$1,465,839	$1,020,186	$445,653	44%	$17,734	$15,154	$2,580	17%	4.81%	5.89%	(1.08)%
Loans held for sale	122,994	74,181	48,813	66%	957	709	248	35%	3.10%	3.79%	(0.69)%

Short-term investments[3]	60,504	58,754	1,750	3%	17	313	(296)	(95)%	0.11%	2.11%	(2.00)%
Long-term investments[4]	217,599	253,364	(35,765)	(14)%	1,086	1,661	(575)	(35)%	1.99%	2.60%	(0.61)%
Total investments	278,103	312,118	(34,015)	(11)%	1,103	1,974	(871)	(44)%	1.58%	2.51%	(0.93)%
Interest-earning assets	1,866,936	1,406,485	460,451	33%	19,794	17,837	1,957	11%	4.22%	5.03%	(0.81)%
Nonearning assets	172,853	169,907	2,946	2%
Total	$2,039,789	$1,576,392	$463,397	29%

Interest-bearing demand	$409,758	$288,781	$120,977	42%	$156	$167	($11)	(7)%	0.15%	0.23%	(0.08)%
Savings deposits	266,588	234,130	32,458	14%	168	285	(117)	(41)%	0.25%	0.48%	(0.23)%
Money market deposits	218,965	209,147	9,818	5%	153	303	(150)	(50)%	0.28%	0.57%	(0.29)%
Time deposits	181,882	138,311	43,571	32%	843	610	233	38%	1.84%	1.75%	0.09%
Total interest-bearing deposits	1,077,193	870,369	206,824	24%	1,320	1,365	(45)	(3)%	0.49%	0.62%	(0.13)%
Borrowings	23,574	19,749	3,825	19%	180	166	14	8%	3.04%	3.33%	(0.29)%
Total interest-bearing liabilities	1,100,767	890,118	210,649	24%	1,500	1,531	(31)	(2)%	0.54%	0.68%	(0.14)%
Demand deposits and other noninterest-bearing liabilities	725,585	479,372	246,213	51%
Equity	213,437	206,902	6,535	3%
Total	$2,039,789	$1,576,392	$463,397	29%
Net interest income					$18,294	$16,306	$1,988	12%
Net interest margin									3.90%	4.60%	(0.70)%
Average loans to average interest-earning assets	78.52%	72.53%
Average loans to average total deposits	83.75%	78.01%
Average non-interest deposits to average total deposits	38.45%	33.45%
Average interest-earning assets to average interest-bearing liabilities	169.60%	158.01%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.2 million and $841,000 in the third quarter of 2020 and 2019, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $13.9 million and $17.8 million in the third quarter of 2020 and 2019, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2020 and 2019.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2020 vs. 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,658	($78)	$2,580
Loans held for sale	342	(94)	248
Short-term investments	9	(305)	(296)
Long-term investments	(219)	(356)	(575)
Total interest income	$2,790	($833)	$1,957

Interest Expense:
Interest-bearing deposits	$282	($327)	($45)
Borrowings	28	(14)	14
Total interest expense	$310	($341)	($31)

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2020 and 2019:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2020	2019	$	%	2020	2019	$	%	2020	2019	Change
Loans[1,2]	$1,289,838	$1,004,157	$285,681	28%	$49,237	$44,607	$4,630	10%	5.10%	5.94%	(0.84)%
Loans held for sale	95,050	52,379	42,671	81%	2,267	1,586	681	43%	3.19%	4.05%	(0.86)%

Short-term investments[3]	60,011	35,394	24,617	70%	284	591	(307)	(52)%	0.63%	2.23%	(1.60)%
Long-term investments[4]	252,594	271,645	(19,051)	(7)%	4,349	5,237	(888)	(17)%	2.30%	2.58%	(0.28)%
Total investments	312,605	307,039	5,566	2%	4,633	5,828	(1,195)	(21)%	1.98%	2.54%	(0.56)%
Interest-earning assets	1,697,493	1,363,575	333,918	24%	56,137	52,021	4,116	8%	4.42%	5.10%	(0.68)%
Nonearning assets	177,811	166,548	11,263	7%
Total	$1,875,304	$1,530,123	$345,181	23%

Interest-bearing demand	$370,270	$261,295	$108,975	42%	$476	$313	$163	52%	0.17%	0.16%	0.01%
Savings deposits	247,605	234,177	13,428	6%	581	830	(249)	(30)%	0.31%	0.47%	(0.16)%
Money market deposits	213,201	207,350	5,851	3%	574	846	(272)	(32)%	0.36%	0.55%	(0.19)%
Time deposits	176,046	127,094	48,952	39%	2,504	1,488	1,016	68%	1.90%	1.57%	0.33%
Total interest-bearing deposits	1,007,122	829,916	177,206	21%	4,135	3,477	658	19%	0.55%	0.56%	(0.01)%
Borrowings	39,645	38,618	1,027	3%	561	512	49	10%	1.89%	1.77%	0.12%
Total interest-bearing liabilities	1,046,767	868,534	178,233	21%	4,696	3,989	707	18%	0.60%	0.61%	(0.01)%
Demand deposits and other noninterest-bearing liabilities	619,772	452,772	167,000	37%
Equity	208,765	208,817	(52)	—%
Total	$1,875,304	$1,530,123	$345,181	23%
Net interest income					$51,441	$48,032	$3,409	7%
Net interest margin									4.05%	4.71%	(0.66)%
Average loans to average interest-earning assets	75.98%	73.64%
Average loans to average total deposits	81.79%	80.48%
Average non-interest deposits to average total deposits	36.14%	33.48%
Average interest-earning assets to average interest-bearing liabilities	162.17%	157.00%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $5.1 million and $2.4 million in the first nine months of 2020 and 2019, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $14.4 million and $17.2 million in the first six months of 2020 and 2019, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2020 and 2019.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2020 vs. 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$4,751	($122)	$4,629
Loans held for sale	925	(243)	682
Short-term investments	123	(430)	(307)
Long-term investments	(363)	(525)	(888)
Total interest income	$5,436	($1,320)	$4,116

Interest Expense:
Interest-bearing deposits	$785	($20)	$765
Borrowings	13	36	49
Total interest expense	$798	$16	$814

    Provision for Loan Losses
    The provision for loan losses increased to $567,000 for the third quarter of 2020 and $3.0 million for the first nine months of 2020 compared to a benefit for loan losses of $2.1 million in the third quarter of 2019 and a benefit for loan losses of $1.0 million for the first nine months of 2019. While credit quality has continued to improve as nonperforming loans and adversely classified loans have decreased in 2020 as compared to the prior year, the increase in the provision for loan losses for both periods is the result of management's assessment of risk associated with the COVID-19 pandemic, the reduction in oil prices and a slowing Alaska economy, as well as growth in the unguaranteed portion of the loan portfolio. The ratio of the Allowance to total nonperforming loans, net of government guarantees was 196% at September 30, 2020 and 137% at December 31, 2019.
    See "Analysis of Allowance for Loan Losses" under the "Financial Condition-Balance Sheet Overview" and Note 5 of the Notes to Consolidated Financial Statements included in Item 1 of this report for more information on changes in the Company's Allowance.
    Other Operating Income
    Other operating income for the three-month period ended September 30, 2020, increased $11.1 million, or 105%, to $21.6 million as compared to $10.5 million for the same period in 2019, primarily due to the $10.4 million increase in mortgage banking income in the third quarter of 2020 compared to the same quarter in 2019. This increase in mortgage banking income in the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to increased refinance activity and home purchases due to changes in the mortgage interest rates. Additionally, the Company recognized $726,000 in interest rate swap fee income in the third quarter of 2020. This increase was only partially offset by a decrease in purchased receivable income due to customers reportedly using PPP funds instead of selling receivables, and a decrease in service charges on deposit accounts due to customer accommodations related to the impacts of COVID19 as compared to the third quarter of 2019.

Other operating income for the first nine months of 2020 increased $18.0 million, or 65%, to $45.6 million as compared to $27.6 million for the same period in 2019, primarily due to a $20.0 million increase in mortgage banking income. Similar to the third quarter, this increase in mortgage banking income was primarily due to increased refinance activity and home purchases due to changes in the mortgage interest rates. This increase in the first nine months of 2020 was only partially offset by decreases in purchased receivable income, due to customers reportedly using PPP funds instead of selling receivables, a decrease in service charges on deposit accounts due to customer accommodations related to the impacts of COVID19 as compared to the first nine months of 2019, and the recognition of a $347,000 unrealized loss on marketable securities in the first nine months of 2020 compared to a $782,000 unrealized gain on marketable securities for the same period in 2019.
    Other Operating Expense
    Other operating expense for the third quarter of 2020 increased $4.2 million, or 22%, to $23.5 million as compared to the same period in 2019 primarily due to higher salaries and other personnel expense and other miscellaneous operating expenses related to mortgage banking operations, which fluctuate with production volumes.
Other operating expense for the first nine months of 2020 increased $8.7 million, or 16%, to $65.0 million from $56.2 million in the same period in 2019 primarily due to higher salaries and other personnel expense and other miscellaneous operating expenses related to mortgage banking operations, which fluctuate with production volumes. Additionally, data processing costs in the Community Banking segment were higher due to charges for additional products and services, and insurance expense in the Community Banking segment increased because of higher FDIC insurance due to the increase in total assets.
    Income Taxes
    The provision for income taxes for the third quarter of 2020 increased $2.0 million, or 97%, as compared to the same period in 2019. The provision for income taxes in the first nine months of 2020 increased $1.9 million, or 44%, as compared to the first nine months of 2019. The increase in the three-month period ending September 30, 2020 as compared to the same period in 2019 was primarily due to the increase in pretax income. The effective tax rate increased to 25% in the three-month period ending September 30, 2020 as compared to 21% in the same period in 2019, and the effective tax rate increased to 22% in the nine-month period ending September 30, 2020 as compared to 21% in the same period in 2019. The increased rate in both the three and nine-month periods ending September 30, 2020 was primarily due to decreased tax credits and tax exempt interest income as a percentage of net income which was only partially offset by the reversal of a $454,000 accrual for a potential increase in tax expense related to an audit that was performed in 2018 by the State of Alaska for tax years 2014-2016. The Company has appealed the State of Alaska's decision on this matter and reversed this accrual in the second quarter of 2020 because the Company believes that it is more likely than not that the court will rule in the Company's favor.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments at September 30, 2020 decreased 21%, or $60.2 million, to $223.9 million from $284.1 million at December 31, 2019 as proceeds from sales, maturities, and security calls were used for loan fundings in the first nine months of 2020.

The table below details portfolio investment balances by portfolio investment type:

	September 30, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$157,552	70.4%	$211,852	74.6%
Municipal securities	2,336	1.0%	3,297	1.2%
Corporate bonds	27,215	12.2%	35,066	12.3%
Collateralized loan obligations	28,266	12.6%	25,923	9.1%
Preferred stock	8,534	3.8%	7,945	2.8%
Total portfolio investments	$223,903		$284,083

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
Portfolio loans increased by $449.3 million, or 43%, to $1.493 billion at September 30, 2020 from $1.043 billion at December 31, 2019, primarily as a result of increased commercial loans due to the Company's participation in the SBA PPP. PPP loans are included in commercial loans in the table below and totaled $375.6 million at September 30, 2020 and zero at December 31, 2019. Commercial loans net of SBA PPP loans increased $47.9 million, or 12%, in the first nine months of 2020. As shown in the table below, real estate construction other, real estate term owner occupied and real estate term non-owner occupied loans also increased in the first nine months of 2020. These increases were partially offset by smaller decreases in consumer loans and real estate construction one-to-four family loans in the first nine months of 2020. Real estate construction one-to-four family loans, which are mostly residential housing construction loans decreased slightly to 3% of portfolio loans at September 30, 2020 compared to 4% at December 31, 2019.
The following table details loan balances by loan type as of the dates indicated:

	September 30, 2020		December 31, 2019
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$836,178	56.2%	$412,690	39.5%
Real estate construction one-to-four family	37,958	2.5%	38,818	3.7%
Real estate construction other	82,661	5.5%	61,808	5.9%
Real estate term owner occupied	148,993	10.0%	138,891	13.3%
Real estate term non-owner occupied	320,693	21.5%	312,960	30.0%
Real estate term other	43,539	2.9%	42,506	4.1%
Consumer secured by 1st deeds of trust	14,050	0.9%	16,198	1.6%
Consumer other	23,133	1.5%	24,585	2.4%
Subtotal	$1,507,205		$1,048,456
Less: Unearned origination fee,
net of origination costs	(14,485)	(1.0)%	(5,085)	(0.5)%
Total loans	$1,492,720		$1,043,371

    The above table includes $375.6 million SBA PPP loans within the Commercial loan segment. Additionally, unearned origination fee, net of origination costs includes $8.8 million associated with SBA PPP loans.
    Information about loans directly exposed to the oil and gas industry

    The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $66.0 million, or approximately 4% of loans as of September 30, 2020 have direct exposure to the oil and gas industry as compared to $79.2 million, or approximately 8% of loans as of December 31, 2019. The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of September 30, 2020 was 6%. The Company has no loans to oil producers or exploration companies as of September 30, 2020 or December 31, 2019, but the totals noted include a loan related to construction of an oil rig. The balance of this loan was $6.8 million and $14.2 million at September 30, 2020 and December 31, 2019, respectively, and is classified as an Asset Quality Rating ("AQR") system pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $63.6 million and $31.1 million at September 30, 2020 and December 31, 2019, respectively. The portion of the Company's Allowance that related to the loans with direct exposure to the oil and gas industry was estimated at $1.3 million as of September 30, 2020 and $1.6 million as of December 31, 2019.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
September 30, 2020
AQR Pass	$45,211	$—	$—	$4,048	$—	$—	$—	$2,261	$51,520
AQR Special Mention	4,304	—	—	1,633	6,687	—	—	—	12,624
AQR Substandard	1,904	—	—	—	—	—	—	—	1,904
Total	$51,419	$—	$—	$5,681	$6,687	$—	$—	$2,261	$66,048
December 31, 2019
AQR Pass	$62,345	$—	$—	$4,153	$—	$—	$—	$361	$66,859
AQR Special Mention	450	—	—	1,900	6,916	—	—	—	9,266
AQR Substandard	3,070	—	—	—	—	—	—	—	3,070
Total	$65,865	$—	$—	$6,053	$6,916	$—	$—	$361	$79,195

Supplemental information about significant COVID-19 exposure on directly impacted industries
    In addition, at September 30, 2020, the Company had $62.6 million, or 4% of portfolio loans, in the tourism sector, $54.2 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $83.2 million, or 6% of total loans, in the healthcare sector, $23.0 million, or 2%, in retail loans and $27.1 million, or 2% in the restaurant sector, and $38.9 million, or 3% in the accommodations sector. At September 30, 2020, the Company had $62.6 million, or 6% of portfolio loans excluding SBA PPP loans, in the tourism sector, $54.2 million, or 5% of portfolio loans excluding SBA PPP loans, in the aviation (non-tourism) sector, $83.2 million, or 7% of total loans excluding SBA PPP loans, in the healthcare sector, $23.0 million, or 2% of total loans excluding SBA PPP loans, in retail loans and $27.1 million, or 2% of total loans excluding SBA PPP loans in the restaurant sector, and $38.9 million, or 3% of total loans excluding SBA PPP loans in the accommodations sector.The portion of the Company's Allowance that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2020:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurant	Accommodations	Total
Allowance	$1,224	$1,062	$1,548	$432	$515	$753	$5,534

Analysis of Allowance for Loan Losses
    The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio. The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-

offs. The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio. Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment. In-house evaluations of fair value are used in the impairment analysis in some situations. Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values. The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information. Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis. External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment. Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 11 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.

When the Company determines that a loss has occurred on an impaired loan, a charge-off equal to the difference between carrying value and fair value is recorded. If a specific allowance is deemed necessary for a loan, and then that loan is partially charged off, the loan remains classified as a nonperforming loan after the charge-off is recognized.

•A general allocation - The Company has identified segments and classes of loans not considered impaired for purposes of establishing the general allocation allowance. The Company disaggregates the loan portfolio into segments and classes based on its assessment of how different pools of loans with like characteristics in the portfolio behave over time. This determination is based on historical experience and management’s assessment of how current facts and circumstances are expected to affect the loan portfolio.

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

•An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models. The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions. At September 30, 2020 and December 31, 2019, the unallocated allowance as a percentage of the total Allowance was 10% and 11%, respectively.

The following table sets forth information regarding changes in the Allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Balance at beginning of period	$20,653	$20,518	$19,088	$19,519
Charge-offs:
Commercial	56	22	1,011	195
Real estate term owner occupied	85	—	85	—
Consumer other	—	7	14	11
Total charge-offs	141	29	1,110	206
Recoveries:
Commercial	600	709	656	801
Real estate term other	1	1	2	28
Consumer other	3	13	16	20
Total recoveries	604	723	674	849
Net, (recoveries) charge-offs	(463)	(694)	436	(643)
Provision for loan losses	567	(2,075)	3,031	(1,025)
Balance at end of period	$21,683	$19,137	$21,683	$19,137
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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $433.8 million, or 32%, to $1.806 billion as of September 30, 2020 compared to $1.372 billion as of December 31, 2019. This increase is primarily due to funding PPP loans, but is also due to new client relationships as a result of the Company's significant PPP efforts during the second and third quarters of 2020. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2020		December 31, 2019
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$697,363	38%	$451,896	33%
Interest-bearing demand	427,811	24%	320,264	23%
Savings deposits	272,624	15%	229,918	17%
Money market deposits	227,106	13%	205,801	15%
Time deposits	181,229	10%	164,472	12%
Total deposits	$1,806,133		$1,372,351
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 90% of total deposits at September 30, 2020 and 88% of total deposits at December 31, 2019.

    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2020, the Company had $181.2 million in certificates of deposit as compared to certificates of deposit of $164.5 million at December 31, 2019. At September 30, 2020, $150.7 million, or 83%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $90.5 million, or 55%, of total certificates of deposit at December 31, 2019. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2020 and December 31, 2019, was $137.9 million and $118.9 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2020:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$28,617	21%
Over 3 through 6 months	47,907	35%
Over 6 through 12 months	43,414	31%
Over 12 months	17,967	13%
Total	$137,905	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2020 or December 31, 2019.
Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2020, our maximum borrowing line from the FHLB was $937.3 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $13.7 million as of September 30, 2020 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. The first advance is a $2.0 million FHLB Community Investment Program advance which was originated on March 22, 2013. It has an 18 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed rate of 3.12%. The second advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2016. This advance has a 20 year term with a 30 year amortization period, which mirrors the term of the term real estate loan made to the borrower, and a fixed interest rate of 2.61%. The third advance is a $3.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2017. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 3.25%, which mirrors the term of the loan made to the borrower. The fourth advance is a $1.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The fifth advance is a $769,000 FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2019. This advance has a 20 year term with a 30 year amortization period and a fixed interest rate of 2.69%, which mirrors the term of the loan made to the borrower. The sixth advance is a $2.2 million FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2020. This advance has a 18 year term with a 30 year amortization period and a fixed interest rate of 1.63%, which mirrors the term of the loan made to the borrower. The seventh advance is a $762,000 FHLB Community Investment Cash Advance Program advance that was originated in the second quarter of 2020. This advance has a 18 year term with a 16.8 year amortization period and a fixed interest rate of 1.23%, which mirrors the term of the loan made to the borrower. The last advance is a $2.0 million FHLB Community Investment Cash Advance Program advance that was originated in the third quarter of 2020. This advance has a 18 year term with a 30 year amortization period and a fixed interest rate of 1.41%, which mirrors the term of the loan made to the borrower. All of these FHLB advances are included in borrowings.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $85.2 million of loans as collateral to secure advances made through the discount window on September 30, 2020. There were no discount window advances outstanding at September 30, 2020 or December 31, 2019, respectively. The Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full as of June 30, 2020. This advance had an interest rate of 0.35%. The average balance outstanding of PPPLF was zero and $15.0 million during the three and nine-month periods ending September 30, 2020, respectively.

    Other Short-term Borrowings: Securities sold under agreements to repurchase were zero for September 30, 2020 and December 31, 2019, respectively. The average balance outstanding of securities sold under agreements to repurchase during the three-month periods ending September 30, 2020 and 2019 was zero and $470,000, respectively, and zero and $20.3 million, respectively, in the nine-month periods ending September 30, 2020 and 2019. The maximum outstanding at any month-end was zero and $864,000, respectively, during the three-month periods ending September 30, 2020 and 2019 and zero and $36.6 million, respectively, for the nine-month periods ending September 30, 2020 and 2019. The securities sold under agreements to repurchase were held by the FHLB under the Company’s control.

    The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $312.4 million at September 30, 2020 and $244.7 million at December 31, 2019. As of April 7, 2020, the State of Alaska increased this limit to 35% of total assets.

    At September 30, 2020 and December 31, 2019, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2020 or December 31, 2019.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2020 were $361.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2020 were $1.806 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $27.0 million for the first nine months of 2020, primarily due to cash provided by proceeds from the sale of loans held for sale being more than offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $390.7 million for the same period, primarily due to increases in loans, in particular PPP loans. This use of cash was only partially offset by proceeds from the maturity of securities available for sale. Net cash provided by financing activities in the same period was $423.4 million, primarily due to increases in deposits largely due to funding PPP loans that was done via deposit into customer accounts. This increase was only partially offset by the repurchase of common stock and cash dividends paid to shareholders.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. At September 30, 2020, our funds available for borrowing under our existing lines of credit were $1.001 billion. Additionally, the Company can obtain additional nonrecourse borrowings under the Federal Reserve Bank's newly created PPPLF as a source of additional liquidity in order to meet liquidity needs created by the origination of PPP loans without excessive usage of the Company's other existing liquidity sources. The Company had $261.1 million in PPP loans eligible to be pledged for the PPPLF program as of September 30, 2020. The Company has not obtained any other new borrowing lines or other new sources of liquidity other than the PPPLF program resulting from anticipated liquidity challenges from COVID-19.

Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 1,946 shares of its common stock in the first nine months of 2020 and repurchased 281,451 shares of its common stock under the Company's previously announced repurchase program. At September 30, 2020, the Company had 6,279,304 shares of its common stock outstanding.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2020, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2020, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both September 30, 2020 and December 31, 2019, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 31, 2020
Total risk-based capital	8.00%	10.00%	15.36%	13.37%
Tier 1 risk-based capital	6.00%	8.00%	14.11%	12.12%
Common equity tier 1 capital	4.50%	6.50%	13.46%	12.13%
Leverage ratio	4.00%	5.00%	10.31%	8.85%
December 31, 2019
Total risk-based capital	8.00%	10.00%	15.63%	13.24%
Tier 1 risk-based capital	6.00%	8.00%	14.38%	11.98%
Common equity tier 1 capital	4.50%	6.50%	13.69%	11.98%
Leverage ratio	4.00%	5.00%	12.41%	10.36%

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

    Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of September 30, 2020 and December 31, 2019, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $361.2 million and $301.9 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $257.3 million and $48.8 million, as of September 30, 2020 and December 31, 2019, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $179,000 and $152,000 at September 30, 2020 and December 31, 2019 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to a new branch in Fairbanks. At September 30, 2020 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2020 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2020, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Although the number of persons unemployed has improved, approximately 12.6 million Americans currently remained unemployed largely due to the COVID-19 outbreak. In addition, stock markets have experienced significant volatility in value and, in particular, bank stocks have significantly declined in value. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have resulted in material decreases in oil and gas prices, disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. These developments as a consequence of the COVID-19 pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020. If these effects continue for a prolonged period or result in sustained economic stress or recession, such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, loan funding, operations, interest rate risk, and human capital, as described in more detail below.

    • Credit Risk

    Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause volatility in oil and gas prices, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During the current challenging economic environment, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at lower interest rates as compared to the loans to customers that we would have otherwise extended credit.

    • Strategic Risk

    Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent months, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. For example, in our markets, state and local governments previously acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.

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

• Liquidity Risk

    Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is deposits gathered through our network of branch offices. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. During the COVID-19 outbreak, our deposits have increased significantly, primarily due to the Company’s PPP efforts during the second and third quarter of 2020. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets, including those caused by COVID-19, or negative views and expectations about the prospects for the financial services industry and unstable credit markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 88,742 shares of its common stock during the three-month period ending September 30, 2020.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
July 1, 2020 - July 31, 2020	—	$—	—	134,291
Month No. 2
August 1, 2020 - August 31, 2020	—	$—	—	134,291
Month No. 3
September 1, 2020 - September 30, 2020	88,742	$26.66	88,742	45,549
Total	88,742	$26.66	88,742	45,549
    (1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company had suspended all stock repurchasing activity. The Company resumed its stock repurchase program on August 28, 2020. In the third quarter of 2020, the Company repurchased 88,742 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 45,549.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2020 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 3, 2020	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 3, 2020	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)